Form 10-K
period 1994-01-01
TEMPLE INLAND INC
filed 1994-03-21
CIK 731939

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------
                                   FORM 10-K

 (MARK ONE)
  /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
       OF THE SECURITIES EXCHANGE ACT OF 1934 {FEE REQUIRED}
              FOR THE FISCAL YEAR ENDED JANUARY 1, 1994

                           OR

  / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934
                    {NO FEE REQUIRED}
                 FOR THE TRANSITION PERIOD FROM         TO

COMMISSION FILE NUMBER 1-8634

                               TEMPLE-INLAND INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                      75-1903917
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

                             303 SOUTH TEMPLE DRIVE
                              DIBOLL, TEXAS 75941
          (Address of principal executive offices, including Zip code)

       Registrant's telephone number, including area code: (409) 829-2211

          Securities registered pursuant to Section 12(b) of the Act:

                                                              NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                             ON WHICH REGISTERED
      ----------------------------------------          ---------------------------------
     COMMON STOCK, $1.00 PAR VALUE PER SHARE,               NEW YORK STOCK EXCHANGE
                  NON-CUMULATIVE                            PACIFIC STOCK EXCHANGE
                                                            NEW YORK STOCK EXCHANGE
          PREFERRED SHARE PURCHASE RIGHTS                   PACIFIC STOCK EXCHANGE

          Securities registered pursuant to Section 12(g) of the Act:
                                      None
                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing sales price of the Common Stock on the New York Stock Exchange on March 8, 1994, was $2,147,214,101. For purposes of this computation, all officers, directors, and 5% beneficial owners of the registrant (as indicated in Item 12) are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 5% beneficial owners are, in fact, affiliates of the registrant.

     As of March 8, 1994, 55,590,588 shares of Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents are incorporated by reference into the indicated part or parts of this report:

          (a) Pages 21, 23-29, 30, 35, 42, and 44-53 of the Annual Report to Shareholders for the fiscal year ended January 1, 1994 -- Parts I and II.

          (b) The Company's definitive proxy statement, dated March 21, 1994, in connection with the Annual Meeting of Shareholders to be held May 6, 1994 -- Part III.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION:

     Temple-Inland Inc. (the "Company") is a holding company and functions through subsidiaries. It has interests in container and containerboard, bleached paperboard, building products, timber and timberlands, and financial services. The Company's container and containerboard operations are vertically integrated and consist of four linerboard mills, three corrugating medium mills, and 39 box plants. In addition, subsidiaries of the Company manufacture bleached paperboard and a wide range of building products including lumber, plywood, particleboard, gypsum wallboard, and fiberboard. Forest resources include approximately 1.9 million acres of timberland in Texas, Louisiana, Georgia, and Alabama. The Company's financial services operations consist of consumer savings bank activities, mortgage banking, real estate development, and insurance brokerage.

     The Company is a Delaware corporation that was organized in 1983. Its principal subsidiaries include Inland Container Corporation ("Inland"), Temple-Inland Financial Services Inc. ("Financial Services"), Temple-Inland Forest Products Corporation ("Temple-Inland FPC"), Guaranty Federal Bank, F.S.B. ("Guaranty"), and Temple-Inland Mortgage Corporation ("Temple-Inland Mortgage").

     The Company's principal executive offices are located at 303 South Temple Drive, Diboll, Texas 75941. Its telephone number is (409) 829-2211.

FINANCIAL INFORMATION:

     The results of operations including information regarding the principal business segments are shown in the following table:

                               TEMPLE-INLAND INC.
                               BUSINESS SEGMENTS

                                                                FOR THE YEAR
                                             ----------------------------------------------------
                                               1993       1992       1991       1990       1989
                                             --------   --------   --------   --------   --------
                                                                (IN MILLIONS)
Revenues
  Container and containerboard.............. $1,248.5   $1,254.4   $1,148.6   $1,144.2   $1,138.4
  Bleached paperboard.......................    318.5      352.6      370.6      373.0      368.3
  Building products.........................    475.3      391.3      311.1      305.3      320.3
  Other activities..........................     58.4       77.1       67.9       70.0       67.2
                                             --------   --------   --------   --------   --------
     Manufacturing net sales................  2,100.7    2,075.4    1,898.2    1,892.5    1,894.2
  Financial services(a).....................    635.1      637.8      608.9      508.6       49.4
                                             --------   --------   --------   --------   --------
          Total revenues.................... $2,735.8   $2,713.2   $2,507.1   $2,401.1   $1,943.6
                                             --------   --------   --------   --------   --------
                                             --------   --------   --------   --------   --------
Income before taxes and accounting changes
  Container and containerboard.............. $   21.0   $  112.3   $   75.4   $  150.9   $  208.4
  Bleached paperboard.......................    (12.1)      23.3       79.9       98.8      114.9
  Building products.........................     99.1       39.5        5.2        9.4       23.7
  Other activities..........................     (1.9)      (2.0)       1.1       (1.7)       (.7)
                                             --------   --------   --------   --------   --------
     Operating profit.......................    106.1      173.1      161.6      257.4      346.3
  Financial services(a).....................     67.5       64.4       54.2       51.4       (2.1)
                                             --------   --------   --------   --------   --------
                                                173.6      237.5      215.8      308.8      344.2
  Corporate expense.........................    (11.2)     (15.3)     (16.0)     (20.7)     (12.9)
  Parent company interest -- net............    (69.0)     (47.4)     (31.8)     (24.0)     (24.4)
  Other income(b)...........................      2.8        2.2       (1.2)       4.7        5.0
                                             --------   --------   --------   --------   --------
     Income before taxes and accounting
       changes.............................. $   96.2   $  177.0   $  166.8   $  268.8   $  311.9
                                             --------   --------   --------   --------   --------
                                             --------   --------   --------   --------   --------

- ---------------

(a) Operating results for 1993, 1992, 1991, and 1990 reflect the consolidation of Guaranty beginning January 1, 1990.

(b) The 1991 amount includes losses of $7.4 million from the write-off of an investment in a gypsum-fiberboard venture.

     For more information with respect to identifiable assets, capital expenditures, and depreciation, depletion, and amortization on a business segment basis, see pages 29 and 51 of the Company's 1993 Annual Report to Shareholders, which are incorporated herein by reference.

     The following table shows the revenues of the Company:

                                    REVENUES

                                                                FOR THE YEAR
                                             ----------------------------------------------------
                                               1993       1992       1991       1990       1989
                                             --------   --------   --------   --------   --------
                                                                (IN MILLIONS)
Container and containerboard................ $1,248.5   $1,254.4   $1,148.6   $1,144.2   $1,138.4
Bleached paperboard
  Paperboard................................    246.8      263.6      301.9      314.7      300.6
  Market pulp...............................     31.4       43.8       38.6       47.7       58.8
  Nodular pulp..............................      2.2        3.8        6.3        6.8        7.2
  Other(a)..................................     38.1       41.4       23.8        3.8        1.7
Building Products
  Pine lumber(b)............................    153.8      120.9       87.6       72.7       67.4
  Fiber products............................     62.9       55.8       48.2       48.5       48.0
  Particleboard.............................     81.3       70.5       60.7       57.1       64.6
  Plywood...................................     54.0       45.2       36.9       33.3       33.1
  Gypsum wallboard..........................     53.3       36.6       33.1       40.7       41.1
  Rigid foam insulation(c)..................       --         --         --        4.9       17.0
  Retail distribution.......................     60.0       53.5       42.2       41.7       42.1
  Other.....................................     10.0        8.8        2.4        6.4        7.0
Other activities............................     58.4       77.1       67.9       70.0       67.2
                                             --------   --------   --------   --------   --------
  Manufacturing net sales...................  2,100.7    2,075.4    1,898.2    1,892.5    1,894.2
Financial services(d).......................    635.1      637.8      608.9      508.6       49.4
                                             --------   --------   --------   --------   --------
          Total revenues.................... $2,735.8   $2,713.2   $2,507.1   $2,401.1   $1,943.6
                                             --------   --------   --------   --------   --------
                                             --------   --------   --------   --------   --------

- ---------------

(a) Reflects Temple-Inland Food Service Corporation beginning with its formation in March 1991.

(b) Excludes the Rome, Georgia, sawmill acquired as a result of the 1987 dissolution of Georgia Kraft. Sales from that facility totaled $20.2 million, $16.9 million, $11.8 million, $13.3 million, and $11.4 million in 1993, 1992, 1991, 1990, and 1989, respectively.

(c) A three-year lease with option to purchase was negotiated for the Company's rigid foam insulation operation during the second quarter of 1990. This lease has been extended through 1996.

(d) Operating results for 1993, 1992, 1991, and 1990 reflect the consolidation of Guaranty beginning January 1, 1990.

     The following table shows the rated annual capacities of the production facilities for, and unit sales of, the principal manufactured products.

                          ANNUAL CAPACITIES/UNIT SALES

                                             RATED ANNUAL
                                             CAPACITY AT
                                              JANUARY 1,
                                                 1994        1993     1992     1991     1990     1989
                                             ------------    -----    -----    -----    -----    -----
                                                              (IN THOUSANDS OF TONS)
Container and Containerboard...............        (a)       2,394    2,294    2,097    2,061    1,913
Bleached Paperboard
  Paperboard...............................        (b)         426      414      447      462      453
  Market Pulp..............................        (b)         100      123      103      107      103
  Nodular Pulp.............................        (b)          34       32       19       20       21
Building Products                                           (IN MILLIONS OF BOARD FEET)
  Pine Lumber(c)...........................       475          484      467      395      342      308
                                                           (IN MILLIONS OF SQUARE FEET)
  Fiber products...........................       460          440      464      443      452      446
  Particleboard............................       335          319      326      321      302      333
  Plywood..................................       265          265      250      253      233      213
  Gypsum wallboard.........................       780          782      621      601      699      685
  Rigid foam insulation(d).................        --           --       --       --       25       77

- ---------------

(a) The annual capacity of the box plants is not given because such annual capacity is a function of the product mix, customer requirements, and the type of converting equipment installed and operating at each plant, each of which varies from time to time. The rated annual capacity of Inland's corrugating medium mills is 585,000 tons per year. The rated annual capacity of the linerboard mills is 2.0 million tons per year.

(b) The annual capacity of the paperboard and pulp mill is approximately 525,000 tons, which excludes the capacity of a fourth paper machine at the mill that was shut down late in 1993 due to market conditions for the paper grade it produces. Such capacity may vary to some degree depending on product mix. The annual capacity of Temple-Inland Food Service Corporation, formed in March 1991, is not given because such annual capacity is a function of the product mix, customer requirements, and the type of converting equipment installed and operating at each plant, all of which vary from time to time.

(c) Excludes the Rome, Georgia, sawmill in 1993, 1992, 1991, 1990, and 1989. Sales totaled 68 million board feet, 71 million board feet, 59 million board feet, 67 million board feet, and 57 million board feet in 1993, 1992, 1991, 1990, and 1989, respectively.

(d) A three-year lease with option to purchase was negotiated for the Company's rigid foam insulation operation during the second quarter of 1990. This lease has been extended through 1996.

NARRATIVE DESCRIPTION OF THE BUSINESS:

     The business of the Company includes the following: (1) container and containerboard, (2) bleached paperboard, (3) building products, and (4) financial services. In the year ended January 1, 1994, container and containerboard, bleached paperboard, building products, and financial services provided 46%, 12%, 17%, and 23%, respectively, of the total consolidated net revenues of the Company.

     Container and Containerboard. Inland manufactures containerboard that it converts into a complete line of corrugated boxes and containers. Approximately 85% of the containerboard produced by Inland in 1993 was converted into corrugated containers at its box plants. Inland's nationwide network of box plants produces a wide range of products from commodity brown boxes to intricate die cut containers that can be printed with multi-color graphics. Even though the corrugated box business is characterized by commodity pricing, each order for each customer is a custom order. Inland's corrugated boxes are sold to a variety of customers in the food, paper, glass containers, chemical, appliance, and plastics industries, among others. As of January 1, 1994, about 46% of Inland's box shipments were sold directly for use in the food industry, including beverage containers.

     Inland also manufactures bulk containers that are constructed of multi-wall corrugated board for extra strength. These are used for bulk shipments of various materials. In addition, Inland manufactures paper sealing tape and other tape specialties.

     Inland services about 4,500 customers with approximately 11,600 shipping destinations. The largest single customer accounted for approximately 4% and the 10 largest customers accounted for approximately 28% of Inland's 1993 revenues. Costs of freight and customer service requirements necessitate the location of box plants relatively close to customers. Each plant tends to service a market within a 150-mile radius of the plant.

     Sales of corrugated shipping containers closely track changing population patterns and other demographics. Demand for containers and containerboard generally correlates with real growth in the United States gross domestic product.

     Bleached Paperboard. The Bleached Paperboard Group's products include various grades and weights of coated and uncoated bleached paperboard, bleached linerboard, and bleached bristols. These materials are used by other paper companies and by manufacturers that buy paper in roll lots and convert it into such items as paper cups, plates, file folders, folding cartons, paperback book covers, and various other packaging and convenience products.

     Bleached paperboard products are sold to a large number of customers. Sales to the largest customer of this segment, with whom the Company has a long-standing contractual relationship, accounted for approximately 17% of this segment's 1993 sales. This level of sales is consistent with sales to this customer over the past several years. Although the loss of this customer could have a material adverse effect on this segment, it would not have a material adverse effect on the Company taken as a whole. The 10 largest customers accounted for approximately 50% of this segment's 1993 sales. During 1993, sales were made to domestic customers in 45 states. Contracts specifying annual tonnage quantities are maintained with several major customers.

     During 1992, the Board of Directors of the Company approved a modernization program at the bleached paperboard mill in Evadale, Texas. The project is currently on schedule and is estimated to be completed in late 1995 at a cost of approximately $500 million. One aspect of the program is the addition of a new softwood pulpline. The softwood line, which is scheduled to start up in the first half of 1995, will be in addition to a new hardwood fiber line that began operations during the fourth quarter of 1992. These two pulp operations will be used to provide higher quality pulp to meet consumer demands. As a result of this program, pulp production capacity will be increased by 35% and effluent discharge will be decreased.

     In addition to the pulp mill expansion, the Company will add a new paper machine and make further upgrades to two of the three existing fourdrinier paper machines at the Evadale mill to increase paperboard production. The focus of the paperboard expansion program is to enable the mill to efficiently produce low-density paperboard with high quality characteristics that are increasingly demanded by consumers. The addition of the new fourdrinier machine, which will be designed primarily for low-density coated board, and the upgrades to two of the three existing fourdrinier machines, will also enable the mill to balance its pulp-making capacity with its board-making capacity. The remaining paper machine, a cylinder machine, was shut down late in 1993 due to market conditions for the paper grade it produces.

     Demand for bleached paperboard products generally correlates with real growth in the United States gross domestic product, but is also affected by inventory levels maintained by paperboard converters as well as a number of other factors, including changes in industry production capacity and the strength of export markets.

     Temple-Inland Food Service Corporation ("Food Service") is an integrated paper converter formed by the Bleached Paperboard Group to manufacture and market paper containers and products primarily for the food service industry. Food Service consists of converting plants in Carlisle, Ohio, Sacramento and El Cajon,

California, and Denver, Colorado. Products manufactured include paper plates and bowls, clamshells, carrying trays and boxes, nested food trays, fry cartons, and pails. These products are sold to the fast food industry, retail consumer stores, and restaurants and cafeterias for use in food service.

     Building Products. The Building Products Group produces a wide variety of building products, such as lumber, plywood, particleboard, gypsum wallboard, hardboard siding, and fiberboard sheathing.

     Sales of building products are concentrated in the southeastern and southwestern United States. No significant sales are generated under long-term contracts. Sales of most of these products are made by account managers and representatives. Most sales are to distributors, retailers, and O.E.M. (original equipment manufacturer) accounts. Almost 95% of particleboard sales are to commercial fabricators, such as manufacturers of cabinets and furniture. The 10 largest customers accounted for approximately 13% of the Building Products Group's 1993 sales.

     The building products business is heavily dependent upon the level of residential housing expenditures, including the repair and remodeling market, which is largely dependent upon the availability and cost of mortgage funds.

     The Company recently announced a new particleboard plant to be located in Hope, Arkansas. Construction of this plant will begin in the third quarter of 1994, with completion expected in the first quarter of 1996. The plant, which will cost approximately $62 million to build, will have an annual production capacity of 170 million square feet of particleboard.

     Financial Services. Financial Services operates a consumer savings bank and engages in mortgage banking, land development, and insurance activities.

     (i) Savings Bank. Guaranty is a federally-chartered stock savings bank operated by the Company through its financial services subsidiaries. Guaranty conducts its business through 124 banking centers located primarily in the eastern third of Texas, including Houston, Dallas, San Antonio, and Austin. The primary business of Guaranty is to attract savings deposits from the general public and to invest in loans or mortgage-backed securities secured by mortgages on residential and other real estate. In addition, through services agreements and leases, affiliated entities and third party contractors sell annuities and mutual funds at some of Guaranty's banking centers.

     Guaranty derives its income primarily from interest it charges on real estate mortgages, commercial loans, consumer loans, interest earned on investment securities, fees received in connection with loans and deposit services, and its services agreements and leases. Its major expense is the interest it pays on consumer deposits and other borrowings. The operations of Guaranty, like those of other savings banks or savings and loan associations, are significantly influenced by general economic conditions, by the monetary, fiscal, and regulatory policies of the federal government, and by the policies of financial institution regulatory authorities. Deposit flows and costs of funds are influenced by interest rates on competing investments and general market rates of interest. Lending activities are affected by the demand for mortgage financing and for other types of loans as well as market conditions. Guaranty primarily seeks loans with interest rates that adjust periodically rather than long-term fixed rates.

     On November 12, 1993, Guaranty acquired American Federal Bank, F.S.B. ("AFB") for a purchase price of approximately $155.7 million. AFB, which was merged into Guaranty, was a federal savings bank headquartered in Dallas, Texas, with 30 banking centers in north and east Texas. Guaranty reopened all 30 banking centers on the first business day following the date of acquisition. Six of these banking centers were closed as of December 31, 1993, and the deposits transferred to existing Guaranty banking centers in order to realize operating economies. As of November 12, 1993, AFB had assets of approximately $1.3 billion, which consisted primarily of guaranteed assets and residential and commercial mortgage loans.

     In 1988, Guaranty entered into an assistance agreement (the "Guaranty Assistance Agreement") with the Federal Savings and Loan Insurance Corporation (the "FSLIC"). Pursuant to the Guaranty Assistance Agreement, the FSLIC agreed to provide continuing financial assistance to Guaranty consisting of notes from the FSLIC, guaranteed yield on the book value of assets acquired from the FSLIC ("Covered Assets"), and protection against losses on the book value of the Covered Assets. AFB also entered into an Assistance

Agreement (the "AFB Assistance Agreement") during 1988, which has substantially the same terms and conditions as the Guaranty Assistance Agreement. Guaranty has assumed all of the rights and obligations of AFB pursuant to the AFB Assistance Agreement. All of the notes issued pursuant to these Assistance Agreements have been prepaid and the guarantees are now obligations of the FSLIC Resolution Fund, a government-sponsored entity created in August 1989 and managed by the Federal Deposit Insurance Corporation (the "FDIC"). Both Assistance Agreements expire during 1998. At December 31, 1993, the book value of Covered Assets was approximately $700 million, including $400 million of Covered Assets obtained in the acquisition of AFB, which is less than 7.5% of the total assets of Guaranty.

     The Company receives various tax benefits from the receipt of assistance payments under the Covered Asset guarantees held by Guaranty. The tax benefits to be received by the Company, however, will be subject to (i) the tax laws then in effect, (ii) the amount of income attributable to certain Covered Assets, and
(iii) Guaranty's continued status as a "domestic building and loan association" under the Internal Revenue Code of 1986, as amended. As part of the Omnibus Budget Reconciliation Act of 1993 (the "Act"), Congress changed the treatment of FSLIC assistance payments "with respect to any loss of principal, capital, or similar amount upon the disposition of any asset" so that such assistance is taken into account as compensation for such loss. By enacting this provision, Congress eliminated the tax benefit that was permitted when a thrift deducted the loss on disposition of a Covered Asset while it excluded related assistance payments from income. As a result of the Act, the Company will pay the government $45 million in 1994 for 1991 and 1992 deductions that this legislation eliminated. This payment will have no impact on future net income and the Company will continue to receive other benefits from its ownership of Guaranty that will reduce its 1994 cash tax payments.

     In addition to other minimum capital standards, regulations of the Office of Thrift Supervision of the Department of the Treasury (the "OTS") currently require savings institutions to maintain a leverage capital ratio of at least 3% of adjusted total assets. In addition, in earlier acquisitions from the FDIC, Guaranty entered into an agreement with the OTS that at the time it makes any future acquisitions, it will maintain a leverage capital ratio of at least 4% of adjusted total assets. At December 31, 1993, Guaranty had a leverage capital ratio of 4.0% of adjusted total assets. The Federal Deposit Insurance Act requires the OTS and other agencies regulating insured depository institutions to prescribe safety and soundness standards for such institutions and their holding companies. The safety and soundness standards adopted to date by the OTS establish five capital categories for thrifts: well capitalized, adequately capitalized, under capitalized, significantly under capitalized, and critically under capitalized. In this hierarchy, Guaranty is categorized as adequately capitalized.

     Guaranty must meet or exceed certain tests to continue its current activities and to take certain deductions under the Internal Revenue Code. At December 31, 1993, Guaranty met or exceeded these tests and intends to continue meeting or exceeding these tests.

     (ii) Mortgage Banking. Temple-Inland Mortgage, a wholly-owned subsidiary of Guaranty headquartered in Austin, Texas, originates and services FHA, VA, and conventional mortgage loans primarily on single family residential property. It sells all of the mortgage loans into the secondary market. In addition, it sells some portion of its retained servicing to third parties. At December 31, 1993, Temple-Inland Mortgage was servicing $9.1 billion in mortgage loans. Temple-Inland Mortgage produced $4.8 billion in mortgage loans during 1993 compared with $3.5 billion during 1992.

     (iii) Land Development and Income Properties. Subsidiaries of Financial Services are involved in residential subdivisions in Texas and several commercial buildings.

     (iv) Insurance. Subsidiaries of Financial Services are engaged in the brokerage of property, casualty, life, and group health insurance products. One of these subsidiaries is an insurance agency that administers the marketing and distribution of several mortgage-related personal life, accident, and health insurance programs. This agency also acts as the risk management department of the Company. An affiliate of the agency sells annuities through banks and savings banks, including Guaranty.

     (v) Statistical Disclosures. The following tables present various statistical and financial information for Financial Services.

     The following schedule presents the average balances, interest income/expense, and rates earned or paid by major balance sheet category for the years 1991 through 1993:

           AVERAGE BALANCE SHEETS AND ANALYSIS OF NET INTEREST SPREAD

                                           YEAR ENDED                       YEAR ENDED                       YEAR ENDED
                                       DECEMBER 31, 1993                DECEMBER 31, 1992                DECEMBER 31, 1991
                                 ------------------------------   ------------------------------   ------------------------------
                                  AVERAGE                YIELD/    AVERAGE                YIELD/    AVERAGE                YIELD/
                                  BALANCE     INTEREST    RATE     BALANCE     INTEREST    RATE     BALANCE     INTEREST    RATE
                                 ----------   --------   ------   ----------   --------   ------   ----------   --------   ------
                                                                      (DOLLARS IN THOUSANDS)
ASSETS:
  Interest-earning assets:
    Interest-earning deposits in
      other banks............... $   22,595   $    628    2.78%   $   35,817   $  1,355    3.78%   $   52,254   $  3,351    6.41%
    Mortgage-backed and
      investment securities.....  4,981,794    241,936    4.86%    4,962,705    306,437    6.17%    2,426,601    196,698    8.11%
    Securities purchased under
      agreements to resell and
      federal funds sold........  1,181,405     42,970    3.64%      251,726     10,253    4.07%      409,249     24,036    5.87%
    Loans receivable and
      mortgage loans held for
      sale(1)...................  2,248,947    172,865    7.69%    1,609,475    152,388    9.47%    1,271,357    138,347   10.88%
    Covered Assets..............    405,723     25,416    6.26%      479,410     36,078    7.53%    1,103,978     99,892    9.05%
    FSLIC Resolution Fund notes
      receivable................         --         --       --           --         --       --      415,858     38,757    9.32%
    Other.......................     62,185      5,914    9.51%       88,507      7,340    8.29%      129,945     11,227    8.64%
                                 ----------   --------            ----------   --------            ----------   --------
        Total interest-earning
          assets................  8,902,649   $489,729    5.50%    7,427,640   $513,851    6.92%    5,809,242   $512,308    8.82%
                                              --------                         --------                         --------
                                              --------                         --------                         --------
  Cash..........................     90,038                           75,784                           56,055
  Other FSLIC receivables.......      5,200                           71,940                          163,752
  Other assets..................    440,647                          303,752                          273,586
                                 ----------                       ----------                       ----------
        Total assets............ $9,438,534                       $7,879,116                       $6,302,635
                                 ----------                       ----------                       ----------
                                 ----------                       ----------                       ----------
LIABILITIES AND SHAREHOLDER'S
  EQUITY
  Interest-bearing liabilities:
    Deposits:
      Interest-bearing demand... $1,443,378   $ 34,120    2.36%   $1,382,780   $ 43,886    3.17%   $  993,739   $ 53,749    5.41%
      Savings deposits..........    201,546      5,180    2.57%      182,962      6,111    3.34%      134,198      6,926    5.16%
      Time deposits.............  3,919,646    197,512    5.04%    4,384,120    259,599    5.92%    4,155,493    295,744    7.12%
                                 ----------   --------            ----------   --------            ----------   --------
        Total interest-bearing
          deposits..............  5,564,570    236,812    4.26%    5,949,862    309,596    5.20%    5,283,430    356,419    6.75%
    Advances from the Federal
      Home Loan Bank............     64,242      5,301    8.25%       57,605      5,555    9.64%      152,962     12,802    8.37%
    Securities sold under
      repurchase agreements.....  2,734,216     88,433    3.23%      972,500     35,599    3.66%       91,848      5,105    5.56%
    Other borrowings............     82,632      5,570    6.74%      110,822      7,646    6.90%      176,908     12,948    7.32%
                                 ----------   --------            ----------   --------            ----------   --------
        Total interest-bearing
          liabilities...........  8,445,660   $336,116    3.98%    7,090,789   $358,396    5.05%    5,705,148   $387,274    6.79%
                                              --------                         --------                         --------
                                              --------                         --------                         --------
  Noninterest-bearing demand....     92,367                           51,159                          132,522
  Other liabilities.............    388,387                          306,796                          183,822
  Shareholder's equity..........    512,120                          430,372                          281,143
                                 ----------                       ----------                       ----------
      Total liabilities and
        shareholder's equity.... $9,438,534                       $7,879,116                       $6,302,635
                                 ----------                       ----------                       ----------
                                 ----------                       ----------                       ----------
      Net interest margin.......              $153,613                         $155,455                         $125,034
                                              --------                         --------                         --------
                                              --------                         --------                         --------
      Net yield on
        interest-earning
        assets..................                          1.73%                            2.09%                            2.15%
                                                         ------                           ------                           ------
                                                         ------                           ------                           ------

- ---------------

(1) Nonaccruing loans are included in the average of loans receivable.

     The following table provides an analysis of the changes in net interest income attributable to changes in volume of interest-earning assets or interest-bearing liabilities and to changes in rates earned or paid:

                         VOLUME/RATE VARIANCE ANALYSIS

                                                          1993 COMPARED WITH 1992             1992 COMPARED WITH 1991
                                                      INCREASE (DECREASE) DUE TO (1)       INCREASE (DECREASE) DUE TO (1)
                                                     ---------------------------------    --------------------------------
                                                      VOLUME       RATE        TOTAL       VOLUME       RATE       TOTAL
                                                     --------    ---------    --------    --------    --------    --------
                                                                                 (IN THOUSANDS)
Interest income:
  Interest-earning deposits in other banks.........  $   (423)   $    (304)   $   (727)   $   (866)   $ (1,130)   $ (1,996)
  Mortgage-backed and investment securities........     1,175      (65,676)    (64,501)    165,690     (55,951)    109,739
  Securities purchased under agreements to resell
    and federal funds sold.........................    33,928       (1,211)     32,717      (7,673)     (6,110)    (13,783)
  Loans receivable and mortgage loans held for
    sale...........................................    52,815      (32,338)     20,477      33,582     (19,541)     14,041
  Covered Assets...................................    (5,101)      (5,561)    (10,662)    (49,183)    (14,631)    (63,814)
  FSLIC Resolution Fund notes receivable...........        --           --          --     (38,757)         --     (38,757)
  Other............................................    (2,397)         971      (1,426)     (3,453)       (434)     (3,887)
                                                     --------    ---------    --------    --------    --------    --------
        TOTAL INTEREST INCOME......................  $ 79,997    $(104,119)   $(24,122)   $ 99,340    $(97,797)   $  1,543
                                                     --------    ---------    --------    --------    --------    --------
                                                     --------    ---------    --------    --------    --------    --------
Interest expense:
  Deposits:
    Interest-bearing demand........................  $  1,851    $ (11,617)   $ (9,766)   $ 16,812    $(26,675)   $ (9,863)
    Savings deposits...............................       577       (1,508)       (931)      2,066      (2,881)       (815)
    Time deposits..................................   (25,800)     (36,287)    (62,087)     15,597     (51,742)    (36,145)
                                                     --------    ---------    --------    --------    --------    --------
        TOTAL INTEREST ON DEPOSITS.................   (23,372)     (49,412)    (72,784)     34,475     (81,298)    (46,823)
  Advances from the Federal Home Loan Bank.........       599         (853)       (254)     (8,958)      1,711      (7,247)
  Securities sold under repurchase agreements......    57,433       (4,599)     52,834      32,812      (2,318)     30,494
  Other borrowings.................................    (1,904)        (172)     (2,076)     (4,597)       (705)     (5,302)
                                                     --------    ---------    --------    --------    --------    --------
        TOTAL INTEREST EXPENSE.....................  $ 32,756    $ (55,036)   $(22,280)   $ 53,732    $(82,610)   $(28,878)
                                                     --------    ---------    --------    --------    --------    --------
                                                     --------    ---------    --------    --------    --------    --------

- ---------------

(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

    The following table sets forth the carrying amount of mortgage-backed and investment securities as of the dates indicated:

                              TYPES OF INVESTMENTS

                                                                      DECEMBER 31,
                                                       --------------------------------------------
                                                          1993             1992             1991
                                                       ----------     --------------     ----------
                                                                      (IN THOUSANDS)
Mortgage-backed securities...........................  $4,336,226       $5,185,335       $4,381,412
Debt securities:
  U.S. Government securities (including agencies)....         805            1,928           31,186
  Corporate bonds....................................       1,175           11,079           33,136
  Other..............................................          82            9,795               --
                                                       ----------     --------------     ----------
                                                            2,062           22,802           64,322
                                                       ----------     --------------     ----------
Equity securities:
  Federal Home Loan Bank stock.......................      68,873           56,392           26,110
  Other..............................................          97              383               96
                                                       ----------     --------------     ----------
                                                           68,970           56,775           26,206
                                                       ----------     --------------     ----------
                                                       $4,407,258       $5,264,912       $4,471,940
                                                       ----------     --------------     ----------
                                                       ----------     --------------     ----------

     The table below sets forth the maturities of mortgage-backed and investment securities as of December 31, 1993:

                      MATURITY DISTRIBUTION OF INVESTMENTS

                                                          MATURING
                              -----------------------------------------------------------------
                                                                                                     VARIABLE/NO
                              WITHIN 1 YEAR      1-5 YEARS        5-10 YEARS     OVER 10 YEARS         MATURITY          TOTAL
                              --------------   --------------   --------------   --------------   ------------------    CARRYING
                              AMOUNT   YIELD   AMOUNT   YIELD   AMOUNT   YIELD   AMOUNT   YIELD     AMOUNT     YIELD     VALUE
                              ------   -----   ------   -----   ------   -----   ------   -----   ----------   -----   ----------
                                                             (DOLLARS IN THOUSANDS)
Mortgage-backed
  securities................  $  --      --    $  --      --    $  --      --    $  --      --    $4,336,226   4.63%   $4,336,226
Debt Securities:
  U.S. Government securities
    (including agencies)....    805    3.43%      --      --       --      --       --      --            --     --           805
  Corporate bonds...........     --      --        8    6.88%     594    9.00%     573    7.50%           --     --         1,175
  Other.....................     --      --       82    7.88%      --      --       --      --            --     --            82
                              -----            -----            -----            -----                                 ----------
                                805               90              594              573                                      2,062
Equity securities:
  Federal Home Loan Bank
    stock...................                                                                          68,873   3.60%       68,873
  Other.....................     --               --               --               --                    97     --            97
                              -----            -----            -----            -----            ----------           ----------
                                                                                                      68,970               68,970
                                                                                                  ----------           ----------
                              $ 805            $  90            $ 594            $ 573            $4,405,196           $4,407,258
                              -----            -----            -----            -----            ----------           ----------
                              -----            -----            -----            -----            ----------           ----------

     The following table shows the loan distribution for Financial Services:

                                 TYPES OF LOANS

                                                                     AS OF DECEMBER 31,
                                                  ---------------------------------------------------------
                                                     1993        1992        1991        1990        1989
                                                  ----------  ----------  ----------  ----------  ---------
                                                                        (IN THOUSANDS)
Real estate mortgage............................. $2,302,905  $1,153,279  $  863,227  $  782,482  $ 682,830
Construction and development.....................    643,653     274,556     216,609      66,737     26,001
Commercial.......................................     80,665      25,451      58,176      41,555      1,785
Consumer and other...............................    404,151     271,091     294,938     184,692     79,763
                                                  ----------  ----------  ----------  ----------  ---------
                                                   3,431,374   1,724,377   1,432,950   1,075,466    790,379
Less:
  Unfunded portion of loans......................    614,010     320,625     146,091      51,911     15,502
  Unearned discounts.............................      3,024       9,319      24,525       3,383      2,108
  Unamortized purchase discounts.................      8,884      28,123      39,570      49,455     63,517
  Net deferred fees..............................      2,229       2,280         708       1,088        349
  Allowance for loan losses......................     47,875      20,751      19,432       1,954      1,227
                                                  ----------  ----------  ----------  ----------  ---------
                                                     676,022     381,098     230,326     107,791     82,703
                                                  ----------  ----------  ----------  ----------  ---------
                                                  $2,755,352  $1,343,279  $1,202,624  $  967,675  $ 707,676
                                                  ----------  ----------  ----------  ----------  ---------
                                                  ----------  ----------  ----------  ----------  ---------

     The table below presents the maturity distribution of loans (excluding real estate mortgage and consumer loans) outstanding at December 31, 1993, based on scheduled repayments. The amounts due after one year, classified according to the sensitivity to changes in interest rates, are also provided.

       MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

                                                                        MATURING
                                                       ------------------------------------------
                                                                               AFTER
                                                       WITHIN 1     1 TO 5       5
                                                         YEAR       YEARS      YEARS      TOTAL
                                                       --------    --------    ------    --------
                                                                     (IN THOUSANDS)
Construction and development.......................... $421,542    $221,425    $  686    $643,653
Commercial............................................   46,887      30,191     3,587      80,665
                                                       --------    --------    ------    --------
                                                       $468,429    $251,616    $4,273    $724,318
                                                       --------    --------    ------    --------
                                                       --------    --------    ------    --------
Loans maturing after 1 year with:
  Fixed interest rates................................             $182,870    $1,965
  Variable interest rates.............................               68,746     2,308
                                                                   --------    ------
                                                                   $251,616    $4,273
                                                                   --------    ------
                                                                   --------    ------

     Nonaccrual, past due, restructured, and other potential problem loans were less than two percent of total loans during 1993, 1992, 1991, 1990, and 1989. The aggregate amounts and the interest income foregone on such loans, therefore, are immaterial and are not disclosed.

     The following tables summarize activity in the allowance for loan losses and show the allocation of the allowance for loan losses by loan type:

                   ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

                                                              YEAR ENDED DECEMBER 31,
                                                 -------------------------------------------------
                                                  1993       1992       1991       1990      1989
                                                 -------    -------    -------    ------    ------
                                                             (DOLLARS IN THOUSANDS)
Balance at beginning of year.................... $20,751    $19,432    $ 1,954    $1,227    $  195
Charge-offs:
  Real estate mortgages.........................    (711)    (1,818)      (368)     (162)     (370)
  Commercial....................................      (9)        --         --        --        --
  Consumer and other............................  (1,819)    (1,874)    (1,625)     (551)     (131)
                                                 -------    -------    -------    ------    ------
                                                  (2,539)    (3,692)    (1,993)     (713)     (501)
Recoveries:
  Real estate mortgages.........................     205        200         39        --        20
  Consumer and other............................     635        777        210        66         9
                                                 -------    -------    -------    ------    ------
                                                     840        977        249        66        29
                                                 -------    -------    -------    ------    ------
          Net charge-offs.......................  (1,699)    (2,715)    (1,744)     (647)     (472)
Additions charged to operations.................   4,830      2,615      2,278     1,374     1,504
Additions related to bulk purchases of loans....  23,993      1,419     16,944        --        --
                                                 -------    -------    -------    ------    ------
Balance at end of year.......................... $47,875    $20,751    $19,432    $1,954    $1,227
                                                 -------    -------    -------    ------    ------
                                                 -------    -------    -------    ------    ------
Ratio of net charge-offs during the year to
  average loans outstanding during the year.....    0.10%      0.22%      0.15%     0.08%     0.06%
                                                 -------    -------    -------    ------    ------
                                                 -------    -------    -------    ------    ------

                  ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                                             YEAR ENDED DECEMBER 31,
                -----------------------------------------------------------------------------------------------------------------
                        1993                   1992                   1991                   1990                   1989
                ---------------------  ---------------------  ---------------------  ---------------------  ---------------------
                           PERCENT OF             PERCENT OF             PERCENT OF             PERCENT OF             PERCENT OF
                            LOANS TO               LOANS TO               LOANS TO               LOANS TO               LOANS TO
                AMOUNT OF    TOTAL     AMOUNT OF    TOTAL     AMOUNT OF    TOTAL     AMOUNT OF    TOTAL     AMOUNT OF    TOTAL
                ALLOWANCE    LOANS     ALLOWANCE    LOANS     ALLOWANCE    LOANS     ALLOWANCE    LOANS     ALLOWANCE    LOANS
                ---------  ----------  ---------  ----------  ---------  ----------  ---------  ----------  ---------  ----------
Real estate....  $24,468       67%      $13,447       67%      $13,179       60%      $   870       73%      $   467       87%
Construction
  and
 development...      974       19%          468       16%          331       15%          317        6%          109        3%
Commercial.....   14,728        2%        2,808        1%          670        4%          106        4%           --      -- %
Consumer and
  other........    7,705       12%        4,028       16%        5,252       21%          661       17%          651       10%
                ---------    -----     ---------    -----     ---------    -----     ---------    -----     ---------    -----
                 $47,875      100%      $20,751      100%      $19,432      100%      $ 1,954      100%      $ 1,227      100%
                ---------    -----     ---------    -----     ---------    -----     ---------    -----     ---------    -----
                ---------    -----     ---------    -----     ---------    -----     ---------    -----     ---------    -----

     The amount charged to operations and the related balance in the allowance for loan losses are based on periodic evaluations of the loan portfolio by management. These evaluations consider several factors, including without limitation, past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and current economic conditions.

     Deposits. The average amount of deposits and the average rates paid on noninterest-bearing demand deposits, interest-bearing demand deposits, savings deposits, and time deposits are presented on the schedule of average balance sheets and analysis of net interest spread of Financial Services on page 8 hereof.

     The amount of time deposits of $100,000 or more and related maturities at December 31, 1993, are disclosed in Note G to Financial Services Financial Statements on page 42 of the Company's 1993 Annual Report.

     Return on Equity and Assets. The following table shows operating and capital ratios of Financial Services for each of the last three years:

                          OPERATING AND CAPITAL RATIOS

                                                                    YEAR ENDED DECEMBER 31,
                                                                  ----------------------------
                                                                  1993(1)     1992       1991
                                                                  ------     ------     ------
Return on average assets........................................   1.07%       .68%       .71%
Return on average equity........................................  19.73%     12.42%     15.99%
Dividend payout ratio...........................................  41.56%     17.40%         --
Equity to assets ratio..........................................   5.43%      5.46%      4.46%

- ---------------

(1) The 1993 ratios reflect the effect of an accounting change due to the adoption of Statement of Financial Accounting Standards No. 109 of approximately $52 million.

     Short-term borrowings. Short-term borrowings outstanding at the end of the reported period are presented on Schedule IX on page 31 hereof.

     Other Activities. A subsidiary of Temple-Inland FPC was engaged in commercial, industrial, and public works contracting as a prime contractor until its operations were terminated by the Company during 1993. A subsidiary that continues to operate constructs and maintains electrical distribution facilities for local utilities. Contracting operations are subject to wide variations in profitability, primarily because of the sensitivity of construction activity to general economic conditions.

RAW MATERIALS

     The Company's main resource is timber, with approximately 1.9 million acres of timberland located in Texas, Louisiana, Alabama, and Georgia. In 1993, these lands supplied wood fiber required for the Company's paper and wood products operations as shown on the following chart:

                            WOOD FIBER REQUIREMENTS

                                                                                  PERCENTAGE
                                                                                   SUPPLIED
                      OPERATIONS                          RAW MATERIALS           INTERNALLY
    -----------------------------------------------  -----------------------      ----------
    Texas..........................................  Sawtimber                        57%
                                                     Pine Pulpwood                    55%
                                                     Hardwood Pulpwood                38%
                                                     Wood Residues                    45%
    Georgia........................................  Sawtimber                        33%
                                                     Pine Pulpwood                    24%
                                                     Hardwood Pulpwood                40%
                                                     Wood Residues                    28%

     The balance of the wood fiber required for these operations was purchased from numerous landowners and other lumber companies.

     Linerboard and corrugating medium are the principal materials used by Inland to make corrugated boxes. The mills at Rome, Georgia, and Orange, Texas, are solely linerboard mills. The Ontario, California, and Maysville, Kentucky, mills are traditionally linerboard mills, but can be used to manufacture corrugating medium. The Newport, Indiana, Newark, California, and New Johnsonville, Tennessee, mills are solely corrugating medium mills. The principal raw material to the Rome, Georgia, and Orange, Texas, mills is virgin fiber; the Ontario, California, Newark, California, Newport, Indiana, and Maysville, Kentucky, mills use only recycled boxes; and the mill at New Johnsonville, Tennessee, uses a combination of virgin and recycled fiber. The Company's historical grade patterns produce more linerboard and less corrugating medium than is converted at the Company's box plants. The deficit of corrugating medium is obtained through open market purchases and/or trades and the excess linerboard is sold in the open-market.

     Temple-Inland FPC obtains the gypsum for its wallboard operations from its own quarry near Fletcher, Oklahoma, and from one outside source through a long-term purchase contract.

     In the opinion of management, the sources outlined above will be sufficient to supply the Company's raw material needs for the foreseeable future.

ENERGY

     Energy requirements at the container and containerboard mills and plants are supplied by electricity, steam, and a variety of fuels, including natural gas, fuel oil, coal, and in some instances, waste products resulting from the manufacturing process at the facility concerned. At the mill in New Johnsonville, Tennessee, a boiler that generates all of the steam necessary to operate the mill burns wood refuse as its basic fuel. In 1993, wood refuse also provided 15% of the steam requirements of the Rome, Georgia, mill and the Orange, Texas, mills. Additionally, waste pulping liquor burned in chemical recovery boilers at these two mills provided approximately 51% of the steam requirements. The Ontario, California, mill includes a cogeneration plant that generated approximately 36 megawatts of electricity in 1993, 55% of which was used by the mill with the balance sold to an electric utility. The cogeneration plant also produces the steam requirements for the mill. In most cases where natural gas or fuel oil is used as a fuel, the box plants possess a dual capacity enabling them to use either of the fuels as a source of energy. All of the steam and electrical power for the Newport, Indiana, and Maysville, Kentucky, mills are provided by local power cooperatives located near these mills.

     About 75% of the steam requirements of the bleached paperboard operation in Evadale, Texas, during 1993 was generated by chemical recovery boilers and wood refuse-fired boilers. The remaining steam came from natural gas fueled power boilers, the natural gas for which is acquired pursuant to multiple gas contracts extending through 1995.

     In 1993, the building products operation generated approximately 46% of its total energy needs through the use of bark and wood waste materials. Natural gas is purchased under multiple contracts that provide for the purchase of gas on an interruptible basis at favorable rates.

EMPLOYEES

     At January 1, 1994, the Company and its subsidiaries had approximately 15,000 employees. Approximately 5,000 of these employees are covered by collective bargaining agreements. These agreements generally run for a term of two to five years and have varying expiration dates. The following table summarizes certain information about the collective bargaining agreements that cover a significant number of employees:

            LOCATION                      BARGAINING UNIT(S)                  EMPLOYEES COVERED          EXPIRATION DATE
- ---------------------------------  ---------------------------------  ---------------------------------  ----------------
Bleached Paperboard Mill,
Evadale, Texas...................  United Paperworkers International  493 Hourly Production Employees,   August 1, 1998
                                   Union ("UPIU"), Local 801, UPIU,   227 Hourly Mechanical Mainte-
                                   Local 825, and International       nance Employees, and 57
                                   Brotherhood of Electrical Workers  Electrical Maintenance Employees
                                   ("IBEW"), Local 390
Linerboard Mill, Orange, Texas...  UPIU, Local 1398, and UPIU,        224 Hourly Production Employees    July 31, 1999
                                   Local 391                          and 108 Hourly Maintenance
                                                                      Employees
Linerboard Mill, Rome, Georgia...  UPIU, Local 804, IBEW, Local 613,  348 Hourly Production Employees,   August 28, 1994
                                   United Association of Journeymen   43 Electrical Maintenance
                                   & Apprentices of the Plumbing &    Employees, 39 Hourly Maintenance
                                   Pipefitting Industry of the U.S.   Employees, and 125 Hourly Mainte-
                                   and Canada, Local 766, and Inter-  nance Employees
                                   national Association of
                                   Machinists & Aerospace Workers,
                                   Local 414
Evansville, Indiana, Louisville,
Kentucky, Middletown, Ohio, and
Erie, Pennsylvania, Box Plants
("Northern Multiple")............  UPIU, Local 1046, UPIU, Local      97 Hourly Production Employees,    April 30, 1996
                                   1737, UPIU, Local 114, and UPIU,   103 Hourly Production
                                   Local 954, respectively            Employees, 97 Hourly Production
                                                                      Employees, and 82 Hourly Produc-
                                                                      tion Employees, respectively
Rome, Georgia, Macon, Georgia,
and Orlando, Florida, Box Plants
("Southern Multiple")............  UPIU Local 838, UPIU, Local 626,   152, 103, and 104 Hourly Produc-   December 1, 1997
                                   and UPIU Local 834, respectively   tion Employees, respectively

     In addition, the Company has collective bargaining agreements with the employees of various of its box plants and building products plants. These agreements each cover a relatively few number of employees and are negotiated on an individual basis at each such facility.

     The Company considers its relations with its employees to be good.

ENVIRONMENTAL PROTECTION

     The operations conducted by the subsidiaries of the Company are subject to Federal, State, and local provisions regulating the discharge of materials into the environment and otherwise related to the protection of the environment. Compliance with these provisions, primarily the Federal Clean Air Act, Clean Water Act, Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986 ("CERCLA"), and Resource Conservation and

Recovery Act ("RCRA"), has required the Company to invest substantial funds to modify facilities to assure compliance with applicable environmental regulations. Capital expenditures directly related to environmental compliance totaled approximately $5.2 million during 1993. This amount does not include capital expenditures for environmental control facilities made as part of major mill modernizations and expansions or capital expenditures made for another purpose that have an indirect benefit on environmental compliance.

     The Company is committed to protecting the health and welfare of its employees, the public, and our environment and strives to maintain compliance with all state and federal environmental regulations in a manner that is also cost effective. In recent modernization programs at some of its mills, most notably its mill at Evadale, Texas, the Company has used state of the art technology for its air and water emissions. These forward-looking programs minimize the impact that changing regulations have on capital expenditures for environmental compliance.

     Future expenditures for environmental control facilities will depend on new laws and regulations and other changes in legal requirements and agency interpretations thereof, as well as technological advances. The Company expects the trend toward more stringent environmental regulation to continue for the foreseeable future. The trend in interpretation and application of existing regulations by regulatory authorities also appears to be toward increasing stringency particularly under RCRA with respect to certain solid wastes generated at kraft mills. Given these uncertainties, the Company estimates that capital expenditures for environmental purposes during the period 1994 through 1996 will average $15 million each year. In addition, the Company will spend approximately $15 million in 1994 to further reduce air emissions from its mill in Ontario, California. The estimated expenditures could be significantly higher if more stringent laws and regulations are implemented.

     On December 17, 1993, the U.S. Environmental Protection Agency (the "EPA") published extensive proposed regulations governing air and water emissions from the pulp and paper industry (the "Cluster Rules"). The Company anticipates that these proposed regulations will change before becoming effective. Due to the uncertainty of the final form of the Cluster Rules, it is impossible to predict the exact capital expenditures necessary for compliance. Therefore, the estimated expenditures disclosed above do not include expenditures that may be mandated by the Cluster Rules. The EPA reportedly estimates that compliance with the Cluster Rules will require paper manufacturers to spend $4 billion for capital investments and $600 million in annual expenditures. The American Forest and Paper Association, an industry trade association (the "AFPA"), estimates the costs to the pulp and paper industry of complying with the Cluster Rules will exceed $10 billion, based on an industry-sponsored study by California-based SRI International. Based upon its interpretation of the Cluster Rules as currently proposed, the Company estimates that compliance with these rules could require modifications at several facilities. Some of these modifications can be included in modernization projects that will provide economic benefits to the Company. The extent of such benefits can increase these investments, but currently these expenditures are expected to range up to $200 million over the next five years.

     RCRA establishes a regulatory program for the treatment, storage, transportation, and disposal of hazardous wastes. Under RCRA, subsidiaries of the Company have prepared hazardous waste closure plans to address land disposal units containing hazardous wastes formerly managed at the Diboll, Texas, facility. These closure plans were approved by the regulatory authorities in 1986. One of these plans was certified as closed in 1991 and the other was closed during 1991, but is awaiting state certification. During 1991, subsidiaries of the Company submitted closure plans for two other facilities. The closure plan for one of these facilities, the linerboard mill at Orange, Texas, was approved by the Texas Water Commission, which is now part of the Texas Natural Resources Conservation Commission, in November 1992, and implementation is nearly complete. The Company is still awaiting state approval to proceed on the other site. The Company believes that the costs associated with these plans will not have a material impact on the earnings or competitive position of the Company.

     In addition to these capital expenditures, the Company incurs significant ongoing maintenance costs to maintain compliance with environmental regulation. The Company, however, does not believe that these capital expenditures or maintenance costs will have a material adverse effect on the earnings of the Company.

In addition, expenditures for environmental compliance should not have a material impact on the competitive position of the Company, because other companies are also subject to these regulations.

COMPETITION

     All of the industries in which the Company operates are highly competitive. The level of competition in a given product or market may be affected by the strength of the dollar and other market factors including geographic location, general economic conditions, and the operating efficiencies of competitors. Factors influencing the Company's competitive position vary depending on the characteristics of the products involved. The primary factors are product quality and performance, price, service, and product innovation.

     The corrugated packaging industry is highly competitive with over 1,500 box plants in the United States. Box plants operated by Inland and its subsidiaries accounted for 8.4% of total industry shipments during 1993. Although corrugated packaging is dominant in the national distribution process, Inland's products also compete with various other packaging materials, including products made of paper, plastics, wood, and metals.

     Paperboard produced by the Bleached Paperboard Group has a variety of ultimate uses and, therefore, serves diversified markets. The Company competes with larger paper producers with greater resources.

     In the building materials markets, the Building Products operations compete with many companies that are substantially larger and have greater resources in the manufacturing of commodity building materials.

     The Company's Financial Services operations compete with commercial banks, savings and loan associations, mortgage bankers, and other lenders in its mortgage banking and consumer savings bank activities, and with real estate investment and management companies in its development activities. Mortgage banking, real estate development, and consumer savings banks are highly competitive businesses, and a number of entities with which the Company competes have greater resources.

EXECUTIVE OFFICERS

     Set forth below are the names, ages, and titles of the persons who serve as executive officers of the Company:

               NAME                AGE                      OFFICE
- ---------------------------------- ---   ---------------------------------------------
                                         Chairman of the Board and Chief Executive
Clifford J. Grum..................  59   Officer
Robert F. Adelizzi................  59   Group Vice President
David L. Ashcraft.................  48   Group Vice President
William B. Howes..................  56   Group Vice President
Harold C. Maxwell.................  53   Group Vice President
Kenneth M. Jastrow II.............  46   Chief Financial Officer
                                         Vice President, General Counsel, and
Roger D. Ericson..................  59   Secretary
David H. Dolben...................  58   Vice President and Chief Accounting Officer
David W. Turpin...................  43   Treasurer

     Clifford J. Grum became Chairman of the Board, Chief Executive Officer, and a Director of the Company in February 1991 after serving as President, Chief Executive Officer, and a Director since October 1983. He also serves as Chairman, President, and Chief Executive Officer of Temple-Inland FPC and as a Director of Inland and of Financial Services.

     Robert F. Adelizzi became Group Vice President of the Company in November 1991. Effective January 1, 1992, Mr. Adelizzi became the Chairman and Chief Executive Officer of Guaranty. Since 1990, he had served as the President and Chief Executive Officer of HomeFed Bank, a California thrift based in San Diego. From 1981 to 1990, Mr. Adelizzi served as the President and Chief Operating Officer of Home Federal Savings, the name of which was changed to HomeFed Bank in 1990. In July 1992, HomeFed Bank was declared insolvent by the Office of Thrift Supervision and the Resolution Trust Corporation was appointed as sole receiver. Prior to submitting his resignation in May 1991, Mr. Adelizzi also served as a director and executive officer of HomeFed Corp., the holding company of HomeFed Bank, which filed for protection from creditors in federal bankruptcy court in October 1992.

     David L. Ashcraft became Group Vice President of the Company in May 1989. He has also served as Group Vice President -- Bleached Paperboard of Temple-Inland FPC since November 1982.

     William B. Howes became a Group Vice President of the Company and the Chairman of the Board and Chief Executive Officer of Inland in July 1993 after serving as the President and Chief Operating Officer of Inland since April 1992. From August 1990 until April 1992, Mr. Howes was the Executive Vice President of Inland. Before joining Inland in 1990, Mr. Howes was an employee of Union Camp Corporation for 28 years, serving most recently as Senior Vice President.

     Harold C. Maxwell became Group Vice President of the Company in May 1989. He has also served as Group Vice President -- Building Products of Temple-Inland FPC since November 1982.

     Kenneth M. Jastrow II became the Chief Financial Officer of the Company in November 1991. He also serves as Chairman of Temple-Inland Mortgage. In 1984, Mr. Jastrow formed Capitol Mortgage Bankers, which became a subsidiary of the Company through an acquisition in June 1991 and changed its name to Temple-Inland Mortgage Corporation during 1992. In March 1990, Security Financial Corporation, of which Mr. Jastrow was an executive officer, filed a voluntary petition under Chapter 11 of the Bankruptcy Code.

     Roger D. Ericson became General Counsel and Secretary of the Company in October 1983 and Vice President in May 1989. He also serves as Vice President, Secretary, and a Director of Inland and as a Director and Assistant Secretary of Temple-Inland FPC.

     David H. Dolben became Vice President of the Company in May 1987. Mr. Dolben also serves as Vice President and Treasurer of Temple-Inland FPC.

     David W. Turpin became Treasurer of the Company in June 1991. Since March 1993, Mr. Turpin has also served as Executive Vice President and Treasurer of Lumbermen's Investment Corporation, a real estate subsidiary of the Company, for which he served as Senior Vice President and Treasurer from January 1991 to March 1993. From June 1987 to December 1991, Mr. Turpin was Vice President and Senior Manager of Corporate Banking with The Sanwa Bank, Limited in Dallas, Texas.

     Officers are elected at the Company's Annual Meeting of Directors to serve until their successors have been elected and have qualified or as otherwise provided in the Company's Bylaws.

ITEM 2. PROPERTIES

     The Company owns and operates plants, mills, and manufacturing facilities throughout the United States. The locations of the Company's properties are depicted on the maps included on page 21 of the Company's 1993 Annual Report to Shareholders, which are incorporated herein by reference. Additional descriptions as of year-end of selected properties are set forth in the following charts:

                              CONTAINERBOARD MILLS

                                                                               RATED
                                                                  NO. OF       ANNUAL         1993
                   LOCATION                        PRODUCT       MACHINES     CAPACITY     PRODUCTION
- -----------------------------------------------  -----------     --------     --------     ----------
                                                                                    (IN TONS)
Ontario, California............................  Linerboard        1           290,000       285,000
Rome, Georgia..................................  Linerboard        2           825,000       778,000
Orange, Texas..................................  Linerboard/       2           600,000       584,000
                                                 Kraft Paper
Maysville, Kentucky............................  Linerboard        1           260,000       247,000
Newark, California.............................  Medium            2            70,000        69,000
Newport, Indiana...............................  Medium            1           270,000       268,000
New Johnsonville, Tennessee....................  Medium            1           245,000       242,000

                            BLEACHED PAPERBOARD MILL

                                                                             RATED
                                                                NO. OF       ANNUAL          1993
            LOCATION                    PRODUCT MIX            MACHINES     CAPACITY      PRODUCTION
- --------------------------------  ------------------------     --------     --------      ----------
                                                                                          (IN TONS)
Evadale, Texas..................  Bleached Pulp        15%       3           525,000*        85,600
                                  Food Service         33%                                  184,600
                                  Packaging            19%                                  107,600
                                  Office Supplies      23%                                  131,600
                                  Specialties           4%                                   20,800
                                  Nodular Pulp          6%                                   33,800
                                                      ----                                  -------
                                                      100%                                  564,000
                                                                                            =======

- ---------------

* Such capacity may vary to some degree depending on product mix. A fourth machine at the mill is no longer operating due to market conditions for the paper grade it was designed to produce. The 1993 Product Mix and Production shown above include production from this machine since it was not shut-down until late in 1993.

                        FOOD SERVICE CONVERTING PLANTS*


                                                                                              DATE
                             LOCATION                                   PLANT SIZE          ACQUIRED
- -------------------------------------------------------------------  ----------------       --------
                                                                     (IN SQUARE FEET)
Sacramento, California.............................................        88,000             1991
Carlisle, Ohio(1)..................................................        83,000             1991
El Cajon, California...............................................       120,000             1991
Denver, Colorado...................................................        50,000             1991

- ---------------

 * The annual capacity of the converting plants of Food Service is not given because such annual capacity is a function of the product mix, customer requirements, and the type of converting equipment installed and operating at each plant, all of which vary from time to time.

(1) This facility is owned by the Company. The other converting plants are leased.

     Additionally, Food Service rents, from time to time, warehouse space near its converting plants primarily to store finished products awaiting shipment.

                          CORRUGATED CONTAINER PLANTS*

                                                                                        DATE
                                                                    CORRUGATOR       ACQUIRED OR
                             LOCATION                                  SIZE          CONSTRUCTED
- ------------------------------------------------------------------  ----------       -----------
Fort Smith, Arkansas..............................................     87"               1978
Bell, California..................................................     97"               1972
Buena Park, California(1).........................................     85"               1990
El Centro, California(1)..........................................     87"               1990
Newark, California................................................     87"               1974
Ontario, California...............................................     87"               1985
Santa Fe Springs, California......................................     87"               1972
Santa Fe Springs, California(1)**.................................     87"               1990
Santa Fe Springs, California***...................................     None              1990
Tracy, California**...............................................     87"               1986
Wheat Ridge, Colorado.............................................     87"               1977
Orlando, Florida..................................................     98"               1955
Macon, Georgia....................................................     100"              1947
Rome, Georgia**...................................................  87" & 98"            1955
Chicago, Illinois.................................................     87"               1957
Crawfordsville, Indiana...........................................     98"               1971
Evansville, Indiana...............................................     98"               1958
Indianapolis, Indiana.............................................     87"               1990
Garden City, Kansas...............................................     96"               1981
Kansas City, Kansas...............................................     87"               1981
Louisville, Kentucky..............................................     87"               1958
Minden, Louisiana.................................................     98"               1986
Minneapolis, Minnesota............................................     87"               1986
Hattiesburg, Mississippi..........................................     87"               1965
St. Louis, Missouri...............................................     87"               1963
Edison, New Jersey(1).............................................     97"               1985
Spotswood, New Jersey.............................................     87"               1963
Middletown, Ohio..................................................     98"               1930
Biglerville, Pennsylvania.........................................     98"               1955
Erie, Pennsylvania................................................     85"               1952
Hazleton, Pennsylvania............................................     98"               1976
Vega Alta, Puerto Rico............................................     87"               1977
Lexington, South Carolina.........................................     80"               1980
Rock Hill, South Carolina.........................................     87"               1972
Elizabethton, Tennessee...........................................     98"               1982
Elizabethton, Tennessee(1)***.....................................     None              1990
Dallas, Texas.....................................................     87"               1962
Edinburg, Texas...................................................     87"               1989
Petersburg, Virginia..............................................     87"               1991

- ---------------

  * The annual capacity of Inland's box plants is not given because such annual capacity is a function of the product mix, customer requirements and the type of converting equipment installed and operating at each plant, each of which varies from time to time.

 ** The Santa Fe Springs, California (Crockett), Tracy, California and Rome,
    Georgia plants each contain two corrugators.

*** Sheet plants.

(1) Leased facilities.

     The Company is currently constructing a box plant in Mexico. In January 1994, the Company announced that it intends to close the box plant in Edison, New Jersey. The closing of this plant is expected to be completed by June 30, 1994.

                               BUILDING PRODUCTS

                                                                                        RATED
                                                                                       ANNUAL
                     DESCRIPTION                                LOCATION              CAPACITY
- ------------------------------------------------------  ------------------------   ---------------
                                                                                   (IN MILLIONS OF
                                                                                       BOARD FEET)
Lumber................................................  Diboll, Texas                    125
Lumber................................................  Pineland, Texas                   80
Lumber................................................  Buna, Texas                      145
Lumber................................................  Rome, Georgia                     73
Lumber................................................  DeQuincy, Louisiana              125

                                                                                        RATED
                                                                                       ANNUAL
                     DESCRIPTION                                LOCATION              CAPACITY
- ------------------------------------------------------  ------------------------   ---------------
                                                                                   (IN MILLIONS OF
                                                                                      SQUARE FEET)
Fiberboard............................................  Diboll, Texas                    460
Particleboard.........................................  Monroeville, Alabama             115
Particleboard.........................................  Thomson, Georgia                 110
Particleboard.........................................  Diboll, Texas                    110
Plywood...............................................  Pineland, Texas                  265
Gypsum Wallboard......................................  West Memphis, Arkansas           380
Gypsum Wallboard......................................  Fletcher, Oklahoma               400

     The Company recently announced a new particleboard plant to be located in Hope, Arkansas. The plant is expected to be completed in the first quarter of 1996 and will produce 170 million square feet of particleboard annually.

                             TIMBER AND TIMBERLANDS



                                                          TEXAS          ALABAMA
                                                           AND             AND
                                                         LOUISIANA       GEORGIA*          TOTAL
                                                         ---------      ----------       ----------
                                                                        (IN ACRES)
Pine Plantations.......................................    888,279        364,191         1,252,470
Natural Pine...........................................    286,980         57,978           344,958
Hardwood...............................................    130,112         83,990           214,102
Special Use............................................     58,839          3,900            62,739
                                                         ---------      ----------       ----------
          TOTAL........................................  1,364,210        510,059         1,874,269
                                                         --------       ----------       ----------
                                                         --------       ----------       ----------

- ---------------

* Includes approximately 95,000 acres of leased land.

     Additionally, Inland owns a graphics resource center that has a 100" preprint press in Indianapolis, Indiana, and a tape manufacturing facility in Milwaukee, Wisconsin, and also leases 18 warehouses located throughout much of the United States.

     In the opinion of management, the Company's plants, mills, and manufacturing facilities are suitable for their purpose and adequate for the Company's business.

     The Company owns certain of the office buildings in which various of its corporate offices are headquartered. This includes approximately 76,000 square feet of space in Diboll, Texas, and approximately 100,000 square feet in Indianapolis, Indiana.

     The Company also owns 336,000 mineral acres in Texas and Louisiana. Revenue from lease and production activities on these acres totaled $4.24 million in 1993. Additionally, the Company owns 395,830 mineral acres in Alabama and Georgia. There was no significant income from these minerals in 1993.

     Reference is made to the "Long-Term Debt" Note to the Financial Statements of the Company on page 35 of the Company's 1993 Annual Report to Shareholders for information concerning various mortgages and other encumbrances on the properties, which information is incorporated herein by reference.

ITEM 3. LEGAL PROCEEDINGS:

GENERAL:

     The Company's subsidiaries are involved in various legal proceedings that have arisen from time to time in the ordinary course of business. In the opinion of the Company's management, such proceedings will not be material in relation to the consolidated financial position of the Company and its subsidiaries.

ENVIRONMENTAL:

     The facilities of the Company are periodically inspected by environmental authorities and must file periodic reports on the discharge of pollutants with these authorities. Occasionally, one or more of these facilities have operated in violation of applicable pollution control standards, which could subject the facilities to fines or penalties in the future. Management believes that any fines or penalties that may be imposed as a result of these violations will not have a material adverse effect on the Company's earnings or competitive position. The Company, however, has noticed an increase in the number and dollar amount of fines and penalties imposed by environmental authorities. No assurance can be given, therefore, that any fines levied against the Company in the future for any such violations will not be material.

     A cooperative study of the paper industry and the United States Environmental Protection Agency ("EPA") conducted in 1988 found trace amounts, in the parts per trillion level, of the chemical compound dioxin in some samples of paper mill sludge and bleach pulp. The Company and other participants in this study are cooperating with the EPA to determine the amounts and ways to reduce the levels of dioxin. During 1992, the Company completed modifications to its bleaching process that, based upon initial testing, have successfully reduced the dioxin in its wastewater emissions. The Company is a defendant in a lawsuit filed in Orange County, Texas, by approximately 250 plaintiffs in which unspecified actual and punitive damages are sought for alleged diminished property values and increased risk of cancer resulting from the discharge of dioxin into the river near the Company's plant at Evadale, Texas. The Company had been named as one of several defendants in two additional dioxin lawsuits filed in Harris County, Texas, and Brazoria County, Texas, involving numerous plaintiffs seeking unspecified damages. Both of these cases were settled during the fourth quarter of 1993 at only a nominal cost to the Company. The possible effects of human exposure to dioxin in such trace amounts is currently the subject of much debate. The Company believes, and scientific studies indicate, that human exposure to dioxin in the trace concentration found in the Company's treated wastewater does not represent a health risk to its employees or customers or to the public. For these and other reasons, the Company believes these suits are without merit and expects to prevail upon final resolution. If a judgment should be rendered against the Company in any of these lawsuits, depending on the dates of the alleged dioxin discharges and other matters, the Company's insurance carrier may contest coverage based on pollution exclusions contained in many of the Company's insurance policies.

     A subsidiary of the Company is involved in a regulatory enforcement action concerning the management of solid wastes at its facility in Orange, Texas. This proceeding is representative of a trend the Company has observed toward more stringent application of RCRA regulations to solid wastes generated at kraft mills. Also, a subsidiary's facility in Rome, Georgia, experienced a significant upset in its wastewater treatment process in July 1993. This upset caused the Georgia environmental agency to order a temporary cessation of production.

The Company's subsidiary has resolved its potential liability to the State of Georgia by paying a $100,000 monetary penalty and agreeing to perform certain work, but remains exposed to potential claims of the U.S. EPA and private citizens. Management believes, however, that these matters will not result in liability to an extent that would have a material adverse effect on the Company's financial position.

     Under CERCLA, liability for the cleanup of a Superfund site may be imposed on waste generators, site owners and operators, and others regardless of fault or the legality of the original waste disposal activity. While joint and several liability is authorized under CERCLA, as a practical matter, the cost of cleanup is generally allocated among the many waste generators. Subsidiaries of the Company are parties to numerous proceedings relating to the cleanup of hazardous waste sites under CERCLA and similar state laws. The subsidiaries have conducted investigations of the sites and in certain instances believe that there is no basis for liability and have so informed the governmental entities. The internal investigations of the remaining sites reveal that the portion of the remediation costs for these sites to be allocated to the Company should be relatively small and will have no material impact on the Company. There can be no assurance that subsidiaries of the Company will not be named as potentially responsible parties at additional Superfund sites in the future or that the costs associated with the remediation of those sites would not be material.

     In addition, while the Company has an FSLIC indemnification covering pre-existing environmental matters in connection with the Covered Assets acquired by Guaranty from the FSLIC and in the acquisition of AFB, the normal activities of a consumer savings bank or a mortgage banker can result in environmental liability claims.

     All litigation has an element of uncertainty and the final outcome of any legal proceeding cannot be predicted with any degree of certainty. With these limitations in mind, the Company presently believes that any ultimate liability from the legal proceedings discussed herein would not have a material adverse effect on the financial position of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

     The Company did not submit any matter to a vote of its shareholders during the fourth quarter of its last fiscal year.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS:

MARKET INFORMATION:

     The information concerning market prices of the Company's Common Stock required by this item is incorporated by reference from page 30 of the Company's 1993 Annual Report to Shareholders furnished to the Securities and Exchange Commission pursuant to Rule 14a-3(b).

SHAREHOLDERS:

     The Company's stock transfer records indicated that as of March 8, 1994, there were approximately 8,545 holders of record of the Common Stock.

DIVIDEND POLICY:

     On February 4, 1994, the Board of Directors declared a quarterly dividend on the Common Stock of $.25 per share payable on March 15, 1994, to shareholders of record on March 1, 1994. During fiscal 1992, the Company paid a quarterly dividend of $.24 per share. The quarterly dividend was increased to $.25 per share during fiscal 1993. The Board will review its dividend policy periodically, and the declaration of dividends will necessarily depend upon earnings and financial requirements of the Company and other factors within the discretion of its Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA:

     The information required by this item is incorporated by reference from page 30 of the Company's 1993 Annual Report to Shareholders furnished to the Securities and Exchange Commission pursuant to Rule 14a-3(b).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

     The information required by this item is incorporated by reference from pages 23 through 29 of the Company's 1993 Annual Report to Shareholders furnished to the Securities and Exchange Commission pursuant to Rule 14a-3(b).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

     The financial statements of the Company and its subsidiaries required to be included in this Item 8 are set forth in Item 14 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

     The Company has had no changes in or disagreements with its independent auditors to report under this item.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

     The information required by this item is incorporated herein by reference from pages 5 through 8 of the Company's definitive proxy statement, involving the election of directors, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K (the "Definitive Proxy Statement"). Information required by this item concerning executive officers is included in
Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION:

     The information required by this item is incorporated by reference from pages 10 through 17 of the Company's Definitive Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

     The information required by this item is incorporated by reference from pages 2 through 4 of the Company's Definitive Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

     The information required by this item is incorporated by reference from page 8 of the Company's Definitive Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

     (a) Documents Filed as Part of Report.

1. FINANCIAL STATEMENTS:

                                                                                   PAGE
                                        ITEM                                      NUMBER
    ----------------------------------------------------------------------------  ------
    Temple-Inland and Subsidiaries
      Report of Independent Auditors*...........................................     53
      Consolidated Statements of Income -- three years ended January 1, 1994*...     44
      Consolidated Balance Sheets -- January 1, 1994, and January 2, 1993*......  46-47
      Consolidated Statements of Shareholder's Equity -- three years ended
         January 1, 1994*.......................................................     48
      Consolidated Statements of Cash Flows -- three years ended January 1,
         1994*..................................................................     45
      Notes to Consolidated Financial Statements*...............................  49-52

- ---------------

* Incorporated herein by reference from the Company's Annual Report to Shareholders for the fiscal year ended January 1, 1994, and filed for purposes of those portions so incorporated as Exhibit 13. Page numbers refer to page numbers in the Company's 1993 Annual Report to Shareholders.

2. FINANCIAL STATEMENT SCHEDULES:

     The following Financial Statement Schedules of the Company required by Regulation S-X and excluded from the Annual Report to Shareholders for the year ended January 1, 1994, are filed herewith at the page indicated.

                                                                                  PAGE
       ITEM                                                                      NUMBER
- ------------------                                                               ------
Temple-Inland Inc. and Subsidiaries
  Schedule I         -- Marketable Securities -- Other Investments.............    29
  Schedule VIII      -- Valuation and Qualifying Accounts......................    30
  Schedule IX        -- Short-Term Borrowings..................................    31
  Schedule X         -- Supplementary Income Statement Information.............    32

     With respect to Schedule II, the Company extends housing loans to employees who are transferred at the Company's request. These loans are not reported, as the Company considers the loans to be in the ordinary course of business. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are inapplicable and, therefore, have been omitted.

3. EXHIBITS:

        EXHIBIT
        NUMBER                                        EXHIBIT
- ---------------------------------------------------------------------------------------------
           3.01        -- Certificate of Incorporation of the Company(1), as amended effective May 4, 1987(2), as amended effective May 4, 1990(3)
           3.02        -- By-laws of the Company as amended and restated May 3, 1991(19)
           4.01        -- Form of Specimen Common Stock Certificate of the Company(4)
           4.02        -- Indenture dated as of September 1, 1986, between the Registrant and
                          Chemical Bank, as Trustee(5), as amended by First Supplemental
                          Indenture dated as of April 15, 1988, as amended by Second
                          Supplemental Indenture dated as of December 27, 1990(13), and as amended by Third Supplemental Indenture dated as of May 9, 1991(14)
           4.03        -- Form of Specimen Medium-Term Note of the Company(5)
           4.04        -- Form of Fixed-rate Medium Term Note, Series B, of the Company(13)
           4.05        -- Form of Floating-rate Medium Term Note, Series B, of the
                          Company(13)
           4.06        -- Form of 9% Note due May 1, 2001, of the Company(16)
           4.07        -- Form of Fixed-rate Medium Term Note, Series D, of the Company(15)

        EXHIBIT
        NUMBER                                        EXHIBIT
- ---------------------------------------------------------------------------------------------
           4.08        -- Form of Floating-rate Medium Term Note, Series D, of the
                          Company(15)
           4.09        -- Certificate of Designation, Preferences and Rights of Series A
                          Junior Participating Preferred Stock, dated February 16, 1989(6)
           4.10        -- Rights Agreement, dated February 3, 1989, between the Company and
                          NCNB Texas National Bank, Dallas, Texas, as Rights Agent(7)
           4.11        -- Form of 7.25% Note due September 15, 2004, of the Company(17)
           4.12        -- Form of 8.25% Debenture due September 15, 2022, of the Company(17)
          10.01*       -- 1983 Stock Option Plan for Key Employees of Temple Inland Inc. and
                          its Subsidiaries(1), as amended(2)
          10.02*       -- Form of Incentive Option Agreement under the 1983 Stock Option
                          Plan(8)
          10.03*       -- Form of Nonqualified Option Agreement under the 1983 Stock Option
                          Plan(8)
          10.04*       -- 1988 Stock Option Plan for Key Employees and Directors of
                          Temple-Inland Inc. and its Subsidiaries(9)
          10.05*       -- Form of Incentive Option Agreement under the 1988 Stock Option
                          Plan(9)
          10.06*       -- Form of Nonqualified Option Agreement under the 1988 Stock Option
                          Plan(9)
          10.07*       -- Temple-Inland Inc. Incentive Stock Plan(1), as amended May 6,
                          1988(10), as amended February 7, 1992(19)
          10.08*       -- Form of Incentive Shares Agreement(11)
          10.09*       -- 1988 Performance Unit Plan for Key Employees of Temple-Inland Inc.
                          and its Subsidiaries(10), as amended February 4, 1994(21)
          10.10*       -- Form of Performance Unit Rights Agreement under the Performance
                          Unit Plan(6)
          10.11        -- Assistance Agreement dated September 30, 1988, among the Federal
                          Savings and Loan Insurance Corporation; Guaranty Federal Savings
                          Bank, Dallas, Texas; Guaranty Holdings Inc. I; Guaranty Holdings
                          Inc. II; Temple-Inland Inc.; Mason Best Company; and Trammell Crow
                          Ventures 3, Ltd.(12)
          10.12*       -- Temple-Inland Inc. 1993 Stock Option Plan(18)
          10.13*       -- Temple-Inland Inc. 1993 Restricted Stock Plan(18)
          10.14*       -- Temple-Inland Inc. 1993 Performance Unit Plan(18), as amended
                          February 4, 1994(21)
          10.15        -- Stock Purchase Agreement and Agreement and Plan of Reorganization
                          by and among Guaranty, Guaranty Holdings Inc. I ("GHI"), Lone Star
                          Technologies, Inc. ("LST"), and LSST Financial Services Corporation
                          ("LSST Financial"), dated as of February 16, 1993(20)
          10.16        -- First Amendment to Stock Purchase agreement and Agreement and Plan of Reorganization by and among Guaranty, GHI, LST and LSST
                          Financial, dated as of April 2, 1993(20)
          10.17        -- Second Amendment to Stock Purchase Agreement and Agreement and Plan
                          of Reorganization by and among Guaranty, GHI, LST and LSST
                          Financial, dated as of August 31, 1993(20)
          10.18        -- Third Amendment to Stock Purchase Agreement and Agreement and Plan
                          of Reorganization by and among Guaranty, GHI, LST and LSST
                          Financial, dated as of September 30, 1993(20)
          10.19        -- Holdback Escrow Agreement by and among LST, Guaranty, and Bank One,
                          Texas, N.A. dated as of November 12, 1993(20)

        EXHIBIT
        NUMBER                                        EXHIBIT
- ---------------------------------------------------------------------------------------------
          11           -- Statement re: Computation of Per Share Earnings for the three years ended January 1, 1994(21)
          13           -- Annual Report to Shareholders for the year ended January 1, 1994.
                          Such Report is not deemed to be filed with the Commission as part of this Annual Report on Form 10-K, except for the portions thereof expressly incorporated by reference.
          21           -- Subsidiaries of the Company(21)
          23           -- Consent of Ernst & Young(21)

- ---------------

  *  Management contract or compensatory plan or arrangement.

 (1) Incorporated by reference to Registration Statement No. 2-87570 on Form S-1 filed by the Company with the Commission.

 (2) Incorporated by reference to Post-effective Amendment No. 2 to Registration Statement No. 2-88202 on Form S-1 filed by the Company with the Commission.

 (3) Incorporated by reference to Post-Effective Amendment No. 1 to Registration Statement No. 33-25650 on Form S-8 filed by the Company with the Commission.

 (4) Incorporated by reference to Registration Statement No. 33-27286 on Form S-8 filed by the Company with the Commission.

 (5) Incorporated by reference to Registration Statement No. 33-8362 on Form S-1 filed by the Company with the Commission.

 (6) Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1988.

 (7) Incorporated by reference to the Company's Form 8-K filed with the Commission on February 16, 1989.

 (8) Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1984.

 (9) Incorporated by reference to Registration Statement No. 33-23132 on Form S-8 filed by the Company with the Commission.

(10) Incorporated by reference to the Company's Definitive Proxy Statement filed with the Commission on March 18, 1988.

(11) Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1983.

(12) Incorporated by reference to the Company's Form 8-K filed with the Commission on October 14, 1988.

(13) Incorporated by reference to the Company's Form 8-K filed with the Commission on December 27, 1990.

(14) Incorporated by reference to Registration Statement No. 33-40003 on Form S-3 filed by the Company with the Commission.

(15) Incorporated by reference to Registration Statement No. 33-43978 on Form S-3 filed by the Company with the Commission.

(16) Incorporated by reference to the Company's Form 8-K filed with the Commission on May 2, 1991.

(17) Incorporated by reference to Registration Statement No. 33-50880 on Form S-3 filed by the Company with the Commission.

(18) Incorporated by reference to the Company's Definitive Proxy Statement in connection with the Annual Meeting of Shareholders to be held May 6, 1994, and filed with the Commission on March 21, 1994.

(19) Incorporated by reference to the Company's Form 10-K for the year ended January 2, 1993.

(20) Incorporated by reference to the Company's Form 8-K filed with the Commission on November 24, 1993.

(21) Filed herewith.

     (b)  Reports on Form 8-K.

     On November 24, 1993, the Company filed a report on Form 8-K reporting its acquisition of AFB. On January 28, 1994, the Company filed a Form 8-K/A amending this Form 8-K to include the required financial statements and pro forma financial information.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized, on March 18, 1994.

                                          TEMPLE-INLAND INC.
                                            (Registrant)

                                          By:     /s/  CLIFFORD J. GRUM
                                                     Clifford J. Grum,
                                                 Chairman of the Board and
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   SIGNATURE                               CAPACITY                  DATE
- -----------------------------------------------  -----------------------------  ---------------
             /s/  CLIFFORD J. GRUM               Director, Chairman of the      March 18, 1994
               Clifford J. Grum                    Board, and Chief Executive
                                                   Officer
           /s/  KENNETH M. JASTROW II            Chief Financial Officer        March 18, 1994
             Kenneth M. Jastrow II
              /s/  DAVID H. DOLBEN               Vice President and Chief       March 18, 1994
                David H. Dolben                    Accounting Officer
               /s/  ROBERT CIZIK                 Director                       March 18, 1994
                 Robert Cizik
             /s/  ANTHONY M. FRANK               Director                       March 18, 1994
               Anthony M. Frank
              /s/  BOBBY R. INMAN                Director                       March 18, 1994
                Bobby R. Inman
            /s/  HERBERT A. SKLENAR              Director                       March 18, 1994
               Herbert A Sklenar
              /s/  WALTER P. STERN               Director                       March 18, 1994
                Walter P. Stern
             /s/  ARTHUR TEMPLE III              Director                       March 18, 1994
               Arthur Temple III
              /s/  LARRY E. TEMPLE               Director                       March 18, 1994
                Larry E. Temple
             /s/  PAUL M. ANDERSON               Director                       March 18, 1994
               Paul M. Anderson
             /s/  CHARLOTTE TEMPLE               Director                       March 18, 1994
               Charlotte Temple

                                                                      SCHEDULE I

                      TEMPLE-INLAND INC. AND SUBSIDIARIES

                   MARKETABLE SECURITIES -- OTHER INVESTMENTS
                               DECEMBER 31, 1993
                                 (IN THOUSANDS)

                                                                                                    AMOUNT AT WHICH EACH
                                  NUMBER OF SHARES                                  MARKET          PORTFOLIO OF EQUITY
                                     OR UNITS --                                     VALUE          SECURITY ISSUES AND
                                  PRINCIPAL AMOUNTS                              OF EACH ISSUE      EACH OTHER SECURITY
       NAME OF ISSUER AND           OF BONDS AND               COST OF            AT BALANCE          ISSUE CARRIED IN
       TITLE OF EACH ISSUE              NOTES                EACH ISSUE           SHEET DATE         THE BALANCE SHEET
- --------------------------------- -----------------       -----------------    -----------------    --------------------
MORTGAGE BACKED SECURITIES:
  FNMA certificates..............     $2,293,297              $   2,346,959        $   2,331,181         $2,346,959
  FHLMC certificates.............        388,513                    397,814              394,593            397,814
  GNMA certificates..............          6,232                      6,076                6,420              6,076
  Collateralized mortgage
     obligations.................        531,066                    539,255              533,643            539,255
  Private issuer pass-
     through securities..........      1,035,374                  1,046,122            1,038,643          1,046,122
                                                          -----------------    -----------------    --------------------
  Total mortgage-backed
     securities..................                                 4,336,226            4,304,480          4,336,226
                                                          -----------------    -----------------    --------------------
DEBT SECURITIES:
  Corporate securities...........          1,208                      1,175                1,245              1,175
  United States government
     and government agencies
     and authorities.............            825                        805                  805                805
  Other..........................            100                         82                   82                 82
                                                          -----------------    -----------------    --------------------
  Total debt securities..........                                     2,062                2,132              2,062
                                                          -----------------    -----------------    --------------------
EQUITY SECURITIES:
  Federal Home Loan Bank
     stock.......................        688,730sh                   68,873               68,873             68,873
  Other..........................         20,139sh                      140                  585                 97
                                                          -----------------    -----------------    --------------------
  Total equity securities........                                    69,013               69,458             68,970
                                                          -----------------    -----------------    --------------------
          Total investments......                             $   4,407,301        $   4,376,070         $4,407,258
                                                          -----------------    -----------------    --------------------
                                                          -----------------    -----------------    --------------------

                                                                   SCHEDULE VIII

                      TEMPLE-INLAND INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                     CHARGED
                                    BALANCE AT      CHARGED TO      TO OTHER                          BALANCE
                                   BEGINNING OF     COSTS AND      ACCOUNTS --     DEDUCTIONS --      AT END
                                      PERIOD         EXPENSES       DESCRIBE         DESCRIBE        OF PERIOD
                                   ------------     ----------     -----------     -------------     ---------
Year ended January 1, 1994:
  Deducted from accounts
     receivable:
     Allowance for doubtful
       accounts..................    $  5,795        $  2,658        $    --          $ 1,024(A)      $  7,429
     Reserve for discounts and
       allowances................         656           2,457          4,695(B)         6,851(C)           957
     Allowance for loan losses
       and unrealized losses on
       mortgage loans held for
       sale......................      22,874           4,990         23,993(D)         2,350           49,507
                                   ------------     ----------     -----------     -------------     ---------
          Totals.................    $ 29,325        $ 10,105        $28,688          $10,225         $ 57,893
                                   ------------     ----------     -----------     -------------     ---------
                                   ------------     ----------     -----------     -------------     ---------
Year ended January 2, 1993:
  Deducted from accounts
     receivable:
     Allowance for doubtful
       accounts..................    $  5,545        $    679        $   788          $ 1,217(A)      $  5,795
     Reserve for discounts and
       allowances................         644              --          6,890(B)         6,878(C)           656
     Allowance for loan losses
       and unrealized losses on
       mortgage loans held for
       sale......................      24,773           3,615          1,419            6,933           22,874
                                   ------------     ----------     -----------     -------------     ---------
          Totals.................    $ 30,962        $  4,294        $ 9,097          $15,028         $ 29,325
                                   ------------     ----------     -----------     -------------     ---------
                                   ------------     ----------     -----------     -------------     ---------
Year ended December 28, 1991:
  Deduction from accounts
     receivable:
     Allowance for doubtful
       accounts..................    $  5,354        $  3,810        $   275          $ 3,894(A)      $  5,545
     Reserve for discounts and
       allowances................         594              --          7,110(B)         7,060(C)           644
     Allowance for loan losses
       and unrealized losses on
       mortgage loans held for
       sale......................       5,137           6,364         17,909            4,637           24,773
                                   ------------     ----------     -----------     -------------     ---------
          Totals.................    $ 11,085        $ 10,174        $25,294          $15,591         $ 30,962
                                   ------------     ----------     -----------     -------------     ---------
                                   ------------     ----------     -----------     -------------     ---------

- ---------------

(A) Uncollectible accounts written off, net of recoveries.

(B) Reduction of revenues for customer discounts.

(C) Customer discounts taken.

(D) Additions related to bulk purchases of loans.

                                                                     SCHEDULE IX

                      TEMPLE-INLAND INC. AND SUBSIDIARIES

                             SHORT-TERM BORROWINGS
                                 (IN THOUSANDS)

                                                                                                 WEIGHTED
                                                             MAXIMUM AMOUNT   AVERAGE AMOUNT      AVERAGE
         CATEGORY OF            BALANCE AT     WEIGHTED       OUTSTANDING      OUTSTANDING     INTEREST RATE
          SHORT-TERM              END OF        AVERAGE        DURING THE       DURING THE      DURING THE
          BORROWINGS              PERIOD     INTEREST RATE       PERIOD           PERIOD          PERIOD
- ------------------------------  ----------   -------------   --------------   --------------   -------------
1993:
  Federal Home Loan Bank......  $       --         --%         $      300       $    1,458          3.6%
  Other Banks.................      24,134         --%             31,144            8,343           --%
  Securities sold under
     agreements to
     repurchase...............   1,570,680        3.3%          2,437,191        2,734,216          3.2%
                                ----------                   --------------   --------------
          Total...............  $1,594,814        3.3%         $2,468,635       $2,744,017          3.2%
                                ----------                   --------------   --------------
                                ----------                   --------------   --------------
1992:
  Federal Home Loan Bank......  $      300        4.2%         $      300       $      300          5.4%
  Other Banks.................      25,810         --%             36,566           10,417          6.3%
  Securities sold under
     agreements to
     repurchase...............   1,459,498        3.5%          1,571,406          972,500          3.7%
                                ----------                   --------------   --------------
          Total...............  $1,485,608        3.4%         $1,608,272       $  983,217          3.7%
                                ----------                   --------------   --------------
                                ----------                   --------------   --------------
1991:
  Federal Home Loan Bank......  $      300        6.6%         $  450,000       $   85,099          7.1%
  Other Banks.................      50,320        6.5%             89,947           36,811          7.3%
  Securities sold under
     agreements to
     repurchase...............     150,312        5.4%            209,544           91,848          5.6%
  Other.......................       1,259        7.7%              1,587           36,624          7.3%
                                ----------                   --------------   --------------
          Total...............  $  202,191        5.7%         $  751,078       $  250,382          6.6%
                                ----------                   --------------   --------------
                                ----------                   --------------   --------------

NOTE: Federal Home Loan Bank advances generally mature within 90 days.
      Securities sold under agreements to repurchase generally mature within one to thirty days of the transaction date. Average borrowings during the year were calculated based on daily average for Temple-Inland Financial Services, and on amounts outstanding at month-end for other subsidiaries.

      The weighted average interest rate during the year was computed by dividing actual interest expense in each year by average short-term borrowings in such year.

                                                                      SCHEDULE X

                         TEMPLE-INLAND INC. AND SUBSIDIARIES

                      SUPPLEMENTARY INCOME STATEMENT INFORMATION
          YEARS ENDED JANUARY 1, 1994, JANUARY 2, 1993, AND DECEMBER 28, 1991

                                                               CHARGED TO COSTS AND EXPENSES
                                                             ----------------------------------
                                                               1993         1992         1991
                                                             --------     --------     --------
                                                                       (IN THOUSANDS)
Maintenance and repairs....................................  $170,746     $168,296     $140,933
Taxes, other than payroll and income taxes.................    42,622       39,348       35,406

- ---------------

NOTE: Amounts for royalties, advertising, depreciation and amortization of intangibles are not presented as such amounts are less than 1% of revenues.