Form 10-Q
period 1994-04-02
TEMPLE INLAND INC
filed 1994-05-11
CIK 731939

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q
(Mark One)

 X     Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934 for the Quarterly Period
       Ended April 2, 1994
                                      OR

       Transition Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934 for the Transition Period
       From ___________________________ to ____________________________

Commission File Number                    1-8634

                          Temple-Inland Inc.
          (Exact name of registrant as specified in its charter)

              Delaware                             75-1903917
(State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)            Identification Number)

     303 South Temple Drive, Diboll, Texas                   75941
   (Address of principal executive offices)                (Zip Code)

                             (409) 829-2211
           (Registrant's telephone number, including area code)

                            Not Applicable
             (Former name, former address and former fiscal year,
                        if changed since last report.)

          Indicate whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

                    Yes  X               No_____


          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                   Number of common shares outstanding
             Class                        as of April 2, 1994

      Common Stock (par
      value $1.00 per share)                    55,634,396


The Exhibit Index appears on page 19 of this report.

                        PART I.  FINANCIAL INFORMATION
                             FINANCIAL STATEMENTS




Summarized Statements of Income
Parent Company (Temple-Inland Inc.)
Unaudited



                                                    First Quarter
                                                  1994          1993
                                                     (in millions)

Revenues
Net sales                                       $ 541.8       $ 536.7
Financial services earnings                        17.0          17.0
                                                  558.8         553.7

Costs and Expenses
Cost of sales                                     462.0         449.1
Selling and administrative                         47.4          47.6
                                                  509.4         496.7

Operating Income                                   49.4          57.0

Interest - net                                   ( 15.9)       ( 17.5)

Other                                                .2            .5

Income Before Taxes and Accounting Changes         33.7          40.0

Taxes on income                                    10.8          12.0

Income Before Accounting Changes                   22.9          28.0

Cumulative effect of accounting changes               -          50.0

Net Income                                      $  22.9       $  78.0



See notes to consolidated financial statements.

Summarized Balance Sheets
Parent Company (Temple-Inland Inc.)
Unaudited



                                                 April 2,      January 1,
                                                   1994           1994
                                                      (in millions)
ASSETS

Current Assets
Cash                                            $     9.1      $     8.6
Receivables, less allowances of
  $7.9 million in 1994 and $7.4
  million in 1993                                   223.7          198.5
Inventories:
  Work in process and finished goods                 81.1           77.7
  Raw materials                                     182.3          180.4
                                                    263.4          258.1
Prepaid expenses                                     12.1           12.5
  Total current assets                              508.3          477.7

Investment in Financial Services                    556.8          487.6

Property and Equipment
Buildings                                           380.0          376.3
Machinery and equipment                           2,740.3        2,723.3
Less allowances for depreciation and
  amortization                                   (1,472.9)      (1,437.0)
                                                  1,647.4        1,662.6
Construction in progress                            340.2          238.7
                                                  1,987.6        1,901.3
Timber and timberlands--less depletion              421.9          411.0
Land                                                 33.8           33.8
  Total property and equipment                    2,443.3        2,346.1

Other Assets                                         92.6           92.4

Total Assets                                    $ 3,601.0      $ 3,403.8


See notes to consolidated financial statements.

Parent Company (Temple-Inland Inc.)
Unaudited



                                                 April 2,      January 1,
                                                   1994           1994
                                                      (in millions)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses           $   263.1      $   244.8
Federal income taxes payable                     (     .9)          43.9
Employee compensation and benefits                   15.4           19.5
Short-term borrowings                                 3.4            3.3
Current portion of long-term debt                    22.2           24.1
  Total current liabilities                         303.2          335.6

Long-Term Debt                                    1,242.6        1,044.8

Deferred Income Taxes                               199.2          175.9

Postretirement Benefits                             123.5          122.0

Other Liabilities                                    19.4           25.3

Shareholders' Equity                              1,713.1        1,700.2


Total Liabilities and Shareholders' Equity      $ 3,601.0      $ 3,403.8






See notes to consolidated financial statements.

Summarized Statements of Cash Flows
Parent Company (Temple-Inland Inc.)
Unaudited



                                                       First Quarter
                                                      1994        1993
                                                       (in millions)
Cash Provided by (Used for) Operations
Net income                                         $    22.9   $    78.0
Adjustments to reconcile net income to net cash:
  Cumulative effect of accounting changes                -      (   50.0)
  Depreciation and depletion                            48.9        47.8
  Deferred taxes                                         2.3         3.1
  Unremitted earnings of affiliates                 (   12.2)   (   12.6)
  Receivables                                       (   25.1)   (   21.5)
  Inventories                                       (    5.3)   (    7.4)
  Prepaid expenses                                        .3    (    1.9)
  Accounts payable and accrued expenses             (   69.8)   (   20.2)
  Other                                             (   10.4)        4.3
                                                    (   48.4)       19.6

Cash Provided by (Used for) Investments
Capital expenditures                                (  135.5)   (  119.8)
Sale of property and equipment, net                      1.6         4.4
Acquisitions, net                                   (    3.3)        -
                                                    (  137.2)   (  115.4)

Cash Provided by (Used for) Financing
Change in debt                                         196.0       103.2
Construction funds held by trustee                       -           5.1
Issuance of common stock for stock plans                 5.5         1.7
Purchase of stock for treasury                      (    1.5)   (    1.3)
Cash dividends paid to shareholders                 (   13.9)   (   13.8)
                                                       186.1        94.9

Net (decrease) in cash and
  cash equivalents                                        .5    (     .9)

Cash and cash equivalents at beginning
  of period                                              8.6         7.1

Cash and cash equivalents at end of period         $     9.1   $     6.2




See notes to consolidated financial statements.

Summarized Statements of Income
Temple-Inland Financial Services
Unaudited



                                                  First Quarter
                                                1994          1993
                                                  (in millions)

Interest income
Mortgage-backed and investment securities     $  48.7       $  67.6
Loans receivable and mortgage loans held
  for sale                                       55.4          36.7
Assisted assets                                   8.6           7.2
Other earning assets                             14.8           6.0
    Total interest income                       127.5         117.5

Interest expense
Deposits                                         59.3          61.2
Borrowed funds                                   25.6          18.5
    Total interest expense                       84.9          79.7

Net interest income                              42.6          37.8

Provision for loan losses                          .9            .5

Net interest income after provision for
  loan losses                                    41.7          37.3

Noninterest income
Loan servicing fees                               7.8           6.9
Loan origination and marketing                    7.9           7.1
Other                                            21.3          14.6
                                                 37.0          28.6

Noninterest expense
Compensation and benefits                        30.5          23.1
Other                                            31.2          25.8
    Total noninterest expense                    61.7          48.9

Income before taxes and accounting changes       17.0          17.0

Taxes on income                                   4.8           4.4

Income before accounting changes                 12.2          12.6

Cumulative effect of accounting changes           -            52.3

Net Income                                    $  12.2       $  64.9


See notes to consolidated financial statements.

Summarized Balance Sheets
Temple-Inland Financial Services
Unaudited



                                            March 31,          December 31,
                                              1994                 1993
                                                     (in millions)
ASSETS

Cash and cash equivalents                  $   678.8            $   156.3
Mortgage loans held for sale                   462.1                630.1
Mortgage-backed and investment
  securities                                 4,288.5              4,407.3
Loans receivable                             2,613.6              2,755.3
Covered assets                                 566.2                664.3
Other assets                                   518.1                520.0

TOTAL ASSETS                               $ 9,127.3            $ 9,133.3


LIABILITIES

Deposits                                   $ 6,301.4            $ 6,362.3
Securities sold under repurchase
  agreements                                 1,662.1              1,570.7
Federal Home Loan Bank advances                154.2                154.1
Other borrowings                                66.5                 76.2
Other liabilities                              398.3                458.3

TOTAL LIABILITIES                            8,582.5              8,621.6

SHAREHOLDER'S EQUITY                           544.8                511.7

TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY                                     $ 9,127.3            $ 9,133.3



See notes to consolidated financial statements.

Summarized Statements of Cash Flows
Temple-Inland Financial Services
Unaudited




                                                          First Quarter
                                                       1994         1993
                                                          (in millions)
Cash Provided by (Used for) Operations
Net income                                           $  12.2      $  64.9
Adjustments to reconcile net income
  to net cash:
    Cumulative effect of accounting changes              -         ( 52.3)
    Amortization, accretion and depreciation             4.3          5.6
    Provision for loan losses                            1.0           .5
    Receivable from FSLIC                               24.8          4.7
    Mortgage loans held for sale                       167.9          5.8
    Gain on sale of investments                       (   .4)      (   .1)
    Other                                             ( 34.8)        82.3
                                                       175.0        111.4

Cash Provided by (Used for) Investments
Maturities of mortgage-backed and investment
  securities                                           250.7        278.8
Purchase of mortgage-backed and investment
  securities                                          (135.6)      (265.7)
Loans originated net of principal collected            139.8       ( 79.0)
Proceeds from sales of loans and mortgage-
  backed securities                                       .5          1.0
Reduction in covered assets                             29.8         25.5
Other                                                    1.7       (  6.5)
                                                       286.9       ( 45.9)

Cash Provided by (Used for) Financing
Net decrease in deposits                              ( 58.2)      (136.5)
Net increase in short-term borrowings                   91.4        573.6
Change in debt                                        (  9.8)      ( 26.5)
Other                                                   37.2         31.3
                                                        60.6        441.9

Net increase in cash and cash equivalents              522.5        507.4

Cash and cash equivalents at beginning of period       156.3        117.7

Cash and cash equivalents at end of period           $ 678.8      $ 625.1



See notes to consolidated financial statements.

Consolidated Statements of Income
Temple-Inland Inc. and Subsidiaries
Unaudited




                                                        First Quarter
                                                     1994          1993
                                                        (in millions)
Revenues
Manufacturing net sales                            $ 541.8       $ 536.7
Financial services revenues                          164.5         146.1
                                                     706.3         682.8

Costs and Expenses

Manufacturing costs and expenses                     509.4         496.7
Financial services expenses                          147.5         129.1
                                                     656.9         625.8

Operating Income                                      49.4          57.0

Parent company interest - net                       ( 15.9)       ( 17.5)

Other                                                   .2            .5

Income Before Taxes and Accounting Changes            33.7          40.0

Taxes on income                                       10.8          12.0

Income Before Accounting Changes                      22.9          28.0

Cumulative effect of accounting changes                -            50.0

Net Income                                         $  22.9       $  78.0


Earnings Per Share:
  Before accounting changes                        $   .41       $   .50
  Effect of accounting changes                          -            .90
  Earnings per share                               $   .41       $  1.40


Dividends Paid Per Share of Common Stock           $   .25       $   .25


Weighted Average Shares Outstanding                   55.8          55.6



See notes to consolidated financial statements.

Consolidated Balance Sheets
Temple-Inland Inc. and Subsidiaries
April 2, 1994
Unaudited

                                     Parent     Financial
                                    Company      Services    Consolidated
                                              (in millions)
ASSETS

Cash and cash equivalents          $     9.1    $   678.8     $   687.9
Investments                              -        4,288.5       4,288.5
Loans receivable                         -        2,613.6       2,613.6
Covered assets                           -          566.2         566.2
Receivable from FSLIC                    -           77.1          77.1
Trade and other receivables            223.7          -           223.7
Inventories                            263.4        462.1         725.5
Property & equipment                 2,443.3         39.6       2,482.9
Other assets                           104.7        401.4         430.8
Investment in affiliates               556.8          -             -

TOTAL ASSETS                       $ 3,601.0    $ 9,127.3     $12,096.2

LIABILITIES

Deposits                           $     -      $ 6,301.4     $ 6,301.4
Securities sold under repurchase
  agreements and Federal Home
  Loan Bank advances                     -        1,816.3       1,816.3
Advances from borrowers for taxes
  and insurance                          -           96.5          96.5
Other liabilities                      322.6        301.8         612.5
Long-term debt                       1,242.6         66.5       1,309.1
Deferred income taxes                  199.2          -           123.8
Postretirement benefits                123.5          -           123.5

TOTAL LIABILITIES                  $ 1,887.9    $ 8,582.5      10,383.1

SHAREHOLDERS' EQUITY

Preferred stock - par value $1 per share:
  authorized 25,000,000 shares; none issued                         -
Common stock - par value $1 per share:
  authorized 200,000,000 shares; issued
  61,389,552 shares including shares held
  in the treasury                                                  61.4
Additional paid-in capital                                        297.9
Retained earnings                                               1,491.1
                                                                1,850.4
Cost of shares held in the treasury:
  5,755,156 shares                                            (   137.3)

TOTAL SHAREHOLDERS' EQUITY                                      1,713.1

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $12,096.2

See the notes to the consolidated financial statements.

Consolidated Balance Sheets
Temple-Inland Inc. and Subsidiaries
January 1, 1994
Unaudited

                                     Parent     Financial
                                    Company      Services    Consolidated
                                              (in millions)
ASSETS

Cash                               $     8.6    $   156.3     $   164.9
Investments                              -        4,407.3       4,407.3
Loans receivable                         -        2,755.3       2,755.3
Covered assets                           -          664.3         664.3
Receivable from FSLIC                    -           34.2          34.2
Trade and other receivables            198.5          -           198.5
Inventories                            258.1        630.1         888.2
Property & equipment                 2,346.1         37.4       2,383.5
Other assets                           104.9        448.4         463.1
Investment in affiliates               487.6          -             -

TOTAL ASSETS                       $ 3,403.8    $ 9,133.3     $11,959.3

LIABILITIES

Deposits                           $     -      $ 6,362.3     $ 6,362.3
Securities sold under repurchase
  agreements and Federal Home
  Loan Bank advances                     -        1,724.8       1,724.8
Advances from borrowers for taxes
  and insurance                          -           59.2          59.2
Other liabilities                      360.9        399.1         753.0
Long-term debt                       1,044.8         76.2       1,121.0
Deferred income taxes                  175.9          -           116.8
Postretirement benefits                122.0          -           122.0

TOTAL LIABILITIES                  $ 1,703.6    $ 8,621.6      10,259.1

SHAREHOLDERS' EQUITY

Preferred stock - par value $1 per share:
  authorized 25,000,000 shares; none issued                         -
Common stock - par value $1 per share:
  authorized 200,000,000 shares; issued
  61,389,552 shares including shares held
  in the treasury                                                  61.4
Additional paid-in capital                                        296.9
Retained earnings                                               1,482.1
                                                                1,840.4
Cost of shares held in the treasury:
  5,908,173 shares                                            (   140.2)

TOTAL SHAREHOLDERS' EQUITY                                      1,700.2

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $11,959.3


See the notes to the consolidated financial statements.

Consolidated Statements of Cash Flows
Temple-Inland Inc. and Subsidiaries
Unaudited

                                                       First Quarter
                                                    1994            1993
                                                       (in millions)
Cash Provided by (Used for) Operations
Net income                                        $  22.9         $  78.0
Adjustments to reconcile net income to
  net cash:
    Cumulative effect of accounting changes           -            ( 50.0)
    Depreciation and depletion                       50.8            49.0
    Amortization and accretion                        2.4             4.4
    Deferred taxes                                    7.1             3.1
    Receivable from FSLIC                            24.8             4.7
    Trade and other receivables                    ( 25.1)         ( 21.5)
    Inventories                                     162.6          (  1.6)
    Other                                          (118.9)           65.0
                                                    126.6           131.1
Cash Provided by (Used for) Investments
Capital expenditures                               (139.7)         (123.1)
Sale of property and equipment, net                   1.6             4.4
Purchase of investments                            (135.6)         (265.7)
Maturities of investments                           250.7           278.8
Proceeds from sale of loans and investments            .5             1.0
Loans originated net of principal collected         139.8          ( 79.0)
Reduction in covered assets                          29.8            25.5
Manufacturing acquisitions, net                    (  3.3)            -
Other                                                 5.9          (  3.2)
                                                    149.7          (161.3)
Cash Provided by (Used for) Financing
Additions to debt                                   196.6           104.5
Payments of debt                                   ( 10.4)         ( 27.8)
Net increase in repurchase agreements                91.4           573.6
Cash dividends paid to shareholders                ( 13.9)         ( 13.8)
Net decrease in deposits                           ( 58.2)         (136.5)
Other                                                41.2            36.8
                                                    246.7           536.8

Net increase (decrease) in cash                     523.0           506.6

Cash at beginning of period                         164.9           124.7

Cash at end of period                             $ 687.9         $ 631.3


See notes to consolidated financial statements.

                      TEMPLE-INLAND INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE A - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, because certain assets and liabilities are in separate corporate entities, the consolidated assets are not available to satisfy all consolidated liabilities. In the opinion of management, all adjustments (consisting only of normal accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in, or incorporated into, Temple-Inland Inc.'s (the "Company") Annual Report on Form 10-K for the fiscal year ended January 2, 1994.

The consolidated financial statements include the accounts of Temple-Inland Inc. and all subsidiaries in which the Company has more than a 50 percent equity ownership. All material intercompany amounts and transactions have been eliminated.

Included as an integral part of the consolidated financial statements are separate summarized financial statements for the Company's primary business groups.

The Parent Company (Temple-Inland Inc.) summarized financial statements include the accounts of Temple-Inland Inc. and its manufacturing subsidiaries with the Financial Services subsidiaries and the 20 percent to 50 percent owned companies being reflected in the financial statements on the equity basis.

The Temple-Inland Financial Services Group summarized financial statements include savings bank, mortgage banking and real estate development activities and insurance operations.


NOTE B - CONTINGENCIES

There are pending against the Company and its subsidiaries lawsuits and claims arising in the regular course of business.

In the opinion of management, recoveries, if any, by plaintiffs or claimants that may result from the foregoing litigation and claims will not be material in relation to the consolidated financial position of the Company and its subsidiaries.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS



Results of Operations

Results of operations, including information regarding the Company's principal business segments, are shown below:


                                                       First Quarter
                                                     1994         1993
                                                       (in millions)
   Revenues
   Corrugated container                            $ 326.9      $ 318.5
   Bleached paperboard                                69.7         88.8
   Building products                                 139.6        118.0
   Other activities                                    5.6         11.4
     Manufacturing net sales                         541.8        536.7
   Financial services                                164.5        146.1
     Total revenues                                $ 706.3      $ 682.8



   Income
   Corrugated container                            $   9.1      $  16.5
   Bleached paperboard                              ( 10.2)          .1
   Building products                                  36.2         26.4
   Other activities                                     .4          -
     Operating profit                                 35.5         43.0
   Financial services                                 17.0         17.0
                                                      52.5         60.0
   Corporate expenses                               (  3.1)      (  3.0)
   Parent company interest - net                    ( 15.9)      ( 17.5)
   Other - net                                          .2           .5
     Income before taxes and accounting changes       33.7         40.0
   Taxes on income                                    10.8         12.0
     Income before accounting changes                 22.9         28.0
   Cumulative effect of accounting changes             -           50.0
       Net income                                  $  22.9      $  78.0

First Quarter 1994 vs. First Quarter 1993

First quarter earnings of $22.9 million, or $.41 per share were 18 percent below the $28.0 million, or $.50 per share (before the cumulative effect of accounting changes), earned in the first quarter of 1993. Revenues increased to $706 million, from $683 million in the comparable 1993 quarter.

The corrugated container group (formerly the container and containerboard group) earned $9.1 million, down from $16.5 million in last year's first quarter, but a marked improvement from a loss of $9.1 million in the fourth quarter. Demand for containerboard and corrugated boxes was very strong in the quarter, and pricing showed improvement in the quarter. Further price improvement should be realized as the year progresses, and the demand for our linerboard remains strong.

The bleached paperboard group lost $10.2 million in the quarter compared with break-even in the first quarter last year. Earnings for our bleached paperboard group continue to suffer from weak demand, lower selling prices and increased costs due to poor product mix.

The building products group achieved another record quarter, earning $36.2 million, up from $26.4 million in the first quarter last year. Business activity for most of the quarter remained brisk, continuing the momentum of the fourth quarter. Demand for solid wood products (lumber and plywood) moderated during the quarter and pricing declined, but panel products (gypsum, particleboard and fiber products) were in strong demand.

The financial services group earned $17 million, equal to the first quarter of last year but up from $15.5 million in the fourth quarter. Mortgage originations totaled $865 million during the first quarter compared to $757 million in the first quarter last year and $1.5 billion in the fourth quarter last year.

Net interest expense decreased to $15.9 million in the first quarter of 1994 compared with $17.5 million in the first quarter of last year. Although interest expense increased due to higher levels of debt outstanding, that increase was more than offset by an increase in capitalized interest due to the Company's continuing spending for the bleached paperboard group's modernization projects which are expected to be operational in mid-1995.

Financial Condition

The Company's financial condition continues to be strong. Internally generated funds, existing credit facilities and the capacity to issue long-term debt are sufficient to fund projected capital expenditures, to service existing debt, to pay dividends and to meet normal working capital requirements. During the first quarter of 1993, the Company's debt increased $196 million mainly through issuance of commercial paper and bank debt to fund the planned capital projects for our bleached paperboard group.

Our savings bank continues to meet all three regulatory requirement formulae set out under the Financial Institution Reform, Recovery and Enforcement Act of 1989 ("FIRREA").

                          PART II.  OTHER INFORMATION



Item 1.    Legal Proceedings.
           The information set forth in Note B to Notes to Consolidated Financial Statements in Part I of this report is incorporated by reference thereto.

Item 2.    Changes in Securities.
           Not Applicable.

Item 3.    Defaults Upon Senior Securities.
           Not Applicable.

Item 4.    Submission of Matters to a Vote of Security Holders.
           The Company held its annual meeting of stockholders on May 6, 1994, at which a quorum was present. The table below sets forth the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes for each matter voted upon at that meeting.

                                                                 Abstentions
                                                    Against or    or Broker
           Matter                            For     Withheld     Non-votes
                                                      (in millions)
           1. Election of five Directors

                  (a)  Charlotte Temple     52.0         .6            -

                  (b)  Paul M. Anderson     52.3         .3            -

                  (c)  Robert Cizik         52.3         .3            -

                  (d)  Arthur Temple III    52.3         .3            -

                  (e)  Larry E. Temple      52.3         .3            -

           2. Ratification of appointment of
                Ernst & Young               51.9         .1           .7

Item 5.    Other Information.
           Not Applicable.

Item 6.    Exhibits and Reports on Form 8-K.
           (a) Exhibits.


   Regulation S-K
   Exhibit Number

      (11)     Statement re computation of per share earnings.

           (b) Reports on Form 8-K. During the three months ended April 2, 1994, the Company did not file any reports on Form 8-K.

                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  TEMPLE-INLAND INC.
                                     (Registrant)







Date:  May 17, 1994               By  /s/ David H. Dolben
                                    David H. Dolben,
                                    Vice President and
                                    Chief Accounting Officer

                                 EXHIBIT INDEX




The following is an index of the exhibits filed herewith. The page reference set forth opposite the description of exhibits included in such index refer to the pages under the sequential numbering system prescribed by Rule 0-3(b) under the Securities Exchange Act of 1934.




Regulation S-K
   Exhibit                                                 Sequential
    Number                                                 Page Number

     (11)               Statement re computation of            20
                          per share earnings.

                                 EXHIBIT (11)

                      TEMPLE-INLAND INC. AND SUBSIDIARIES
                STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS

                   (in thousands, except for per share data)



                                                  13 Weeks Ended
                                              April 2,       April 3,
                                                1994           1993
Primary
Average common shares outstanding                55,586       55,274
Net effect of dilutive stock options
  based on treasury stock method using
  average market price                              206          345

    Weighted average shares outstanding          55,792       55,619


Net income:
  Income before accounting changes             $ 22,914     $ 28,006
  Cumulative effect of accounting changes             -       50,000

  Net income                                   $ 22,914     $ 78,006

Earnings per share:
  Before accounting changes                    $    .41     $    .50
  Effect of accounting changes                        -          .90

  Earnings per share                           $    .41     $   1.40

Fully Diluted
Average common shares outstanding                55,586       55,274
Net effect of dilutive stock options
  based on treasury stock method
  using the closing market price, if
  higher than average market price                  206          345

    Weighted average shares outstanding          55,792       55,619

Net income:
  Income before accounting changes             $ 22,914     $ 28,006
  Cumulative effect of accounting changes             -       50,000

  Net income                                   $ 22,914     $ 78,006

Earnings per share:
  Before accounting changes                    $    .41     $    .50
  Effect of accounting changes                        -          .90

  Earnings per share                           $    .41     $   1.40