Form 10-Q
period 1994-07-02
TEMPLE INLAND INC
filed 1994-08-12
CIK 731939

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q
(Mark One)

  X    Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934 for the Quarterly Period
       Ended July 2, 1994

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

                                   Number of common shares outstanding
             Class                        as of July 2, 1994

      Common Stock (par
      value $1.00 per share)                    55,725,454


The Exhibit Index appears on page 19 of this report.

                        PART I.  FINANCIAL INFORMATION
                             FINANCIAL STATEMENTS



Summarized Statements of Income
Parent Company (Temple-Inland Inc.)
Unaudited



                                   Second Quarter           First Six Months

                                   1994       1993         1994        1993
                                                (in millions)

Revenues
Net sales                        $ 573.5    $ 543.7     $ 1,115.3   $ 1,080.4
Financial services earnings         14.4       18.5          31.4        35.5
                                   587.9      562.2       1,146.7     1,115.9

Costs and Expenses
Cost of sales                      483.7      467.1         945.7       916.2
Selling and administrative          49.9       48.6          97.3        96.2
                                   533.6      515.7       1,043.0     1,012.4

Operating Income                    54.3       46.5         103.7       103.5

Interest - net                    ( 16.3)    ( 17.7)     (   32.2)   (   35.2)

Other                                1.1        1.1           1.3         1.6

Income Before Taxes and
  Accounting Changes                39.1       29.9          72.8        69.9

Taxes on income                     12.5        9.0          23.3        21.0

Income Before Accounting
  Changes                           26.6       20.9          49.5        48.9

Cumulative effect of
  accounting changes                 -          -             -          50.0

Net Income                       $  26.6    $  20.9     $    49.5   $    98.9



See notes to consolidated financial statements.

Summarized Balance Sheets
Parent Company (Temple-Inland Inc.)
Unaudited



                                                 July 2,       January 1,
                                                   1994           1994
                                                      (in millions)
ASSETS

Current Assets
Cash and cash equivalents                       $    11.3      $     8.6
Receivables, less allowances of
  $7.9 million in 1994 and $7.4
  million in 1993                                   244.2          198.5
Inventories:
  Work in process and finished goods                 78.7           77.7
  Raw materials                                     181.7          180.4
                                                    260.4          258.1
Prepaid expenses                                     22.4           12.5
  Total current assets                              538.3          477.7

Investment in Financial Services                    566.6          487.6

Property and Equipment
Buildings                                           383.8          376.3
Machinery and equipment                           2,818.7        2,723.3
Less allowances for depreciation and
  amortization                                   (1,516.4)      (1,437.0)
                                                  1,686.1        1,662.6
Construction in progress                            395.2          238.7
                                                  2,081.3        1,901.3
Timber and timberlands--less depletion              426.1          411.0
Land                                                 33.9           33.8
  Total property and equipment                    2,541.3        2,346.1

Other Assets                                        100.3           92.4

Total Assets                                    $ 3,746.5      $ 3,403.8


See notes to consolidated financial statements.

Parent Company (Temple-Inland Inc.)
Unaudited



                                                 July 2,       January 1,
                                                   1994           1994
                                                      (in millions)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses           $   300.8      $   244.8
Federal income taxes payable                          -             43.9
Employee compensation and benefits                   19.5           19.5
Short-term borrowings                                 3.0            3.3
Current portion of long-term debt                    29.2           24.1
  Total current liabilities                         352.5          335.6

Long-Term Debt                                    1,317.0        1,044.8

Deferred Income Taxes                               203.5          175.9

Postretirement Benefits                             124.2          122.0

Other Liabilities                                    19.5           25.3

Shareholders' Equity                              1,729.8        1,700.2


Total Liabilities and Shareholders' Equity      $ 3,746.5      $ 3,403.8






See notes to consolidated financial statements.

Summarized Statements of Cash Flows
Parent Company (Temple-Inland Inc.)
Unaudited



                                                      First Six Months
                                                      1994        1993
                                                        (in millions)

Cash Provided by (Used for) Operations
Net income                                         $    49.5   $    98.9
Adjustments to reconcile net income to net cash:
  Cumulative effect of accounting changes                -      (   50.0)
  Depreciation and depletion                            98.4        95.9
  Deferred taxes                                         6.6    (    3.2)
  Unremitted earnings of affiliates                 (   22.0)   (   26.2)
  Receivables                                       (   46.2)   (   21.8)
  Inventories                                       (    1.8)   (    7.2)
  Prepaid expenses                                  (    9.9)   (    1.8)
  Accounts payable and accrued expenses             (   22.7)   (    4.9)
  Other                                             (   11.7)        5.9
                                                        40.2        85.6

Cash Provided by (Used for) Investments
Capital expenditures                                (  226.0)   (  174.0)
Sale of property and equipment, net                      3.2         3.0
Manufacturing acquisitions, net                     (   64.1)        -
Investment in Financial Services                         -          18.0
                                                    (  286.9)   (  153.0)

Cash Provided by (Used for) Financing
Change in debt                                         269.6        89.0
Construction funds held by trustee                       -           6.1
Issuance of common stock for stock plans                 7.9         2.2
Purchase of stock for treasury                      (     .3)   (    1.3)
Cash dividends paid to shareholders                 (   27.8)   (   27.6)
                                                       249.4        68.4

Net increase (decrease) in cash and
  cash equivalents                                       2.7         1.0

Cash and cash equivalents at beginning
  of period                                              8.6         7.1

Cash and cash equivalents at end of period         $    11.3   $     8.1




See notes to consolidated financial statements.

Summarized Statements of Income
Temple-Inland Financial Services
Unaudited


                                       Second Quarter      First Six Months
                                      1994       1993      1994       1993
                                                 (in millions)

Interest income
Mortgage-backed and investment
  securities                        $  47.3    $  63.2   $  96.0    $ 130.8
Loans receivable and mortgage loans
  held for sale                        55.3       40.8     110.7       77.5
Assisted assets                         7.4        5.3      16.0       12.5
Other earning assets                    6.0       12.5      20.8       18.5
    Total interest income             116.0      121.8     243.5      239.3

Interest expense
Deposits                               60.1       58.7     119.4      119.9
Borrowed funds                         17.7       25.1      43.3       43.6
    Total interest expense             77.8       83.8     162.7      163.5

Net interest income                    38.2       38.0      80.8       75.8

Provision for loan losses                .5        1.1       1.4        1.6

Net interest income after provision
  for loan losses                      37.7       36.9      79.4       74.2

Noninterest income
Loan servicing fees                     7.6        6.8      15.4       13.7
Loan origination and marketing          5.0       12.1      12.9       19.2
Other                                  23.0       18.2      44.3       32.8
                                       35.6       37.1      72.6       65.7

Noninterest expense
Compensation and benefits              28.2       28.1      58.7       51.2
Other                                  30.7       27.4      61.9       53.2
    Total noninterest expense          58.9       55.5     120.6      104.4

Income before taxes and accounting
  changes                              14.4       18.5      31.4       35.5

Taxes on income                         4.6        4.9       9.4        9.3

Income before accounting changes        9.8       13.6      22.0       26.2

Cumulative effect of accounting
  changes                               -          -         -         52.3

Net income                          $   9.8    $  13.6   $  22.0    $  78.5


See notes to consolidated financial statements.

Summarized Balance Sheets
Temple-Inland Financial Services
Unaudited



                                            June 30,           December 31,
                                              1994                 1993
                                                     (in millions)
ASSETS

Cash and cash equivalents                  $   677.8            $   156.3
Mortgage loans held for sale                   245.8                630.1
Mortgage-backed and investment
  securities                                 4,167.3              4,407.3
Loans receivable                             2,916.7              2,755.3
Covered assets                                 521.8                664.3
Other assets                                   455.1                520.0

TOTAL ASSETS                               $ 8,984.5            $ 9,133.3


LIABILITIES

Deposits                                   $ 6,646.6            $ 6,362.3
Securities sold under repurchase
  agreements                                 1,224.3              1,570.7
Federal Home Loan Bank advances                154.3                154.1
Other borrowings                                60.8                 76.2
Other liabilities                              343.8                458.3

TOTAL LIABILITIES                            8,429.8              8,621.6

SHAREHOLDER'S EQUITY                           554.7                511.7

TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY                                     $ 8,984.5            $ 9,133.3


See notes to consolidated financial statements.

Summarized Statements of Cash Flows
Temple-Inland Financial Services
Unaudited


                                                       First Six Months
                                                     1994          1993
                                                        (in millions)

Cash Provided by (Used for) Operations
Net income                                        $    22.0     $    78.5
Adjustments to reconcile net income
   to net cash:
      Cumulative effect of accounting changes           -        (   52.3)
      Amortization, accretion and depreciation          8.8          11.2
      Provision for loan losses                         1.4           1.6
      Receivable from FSLIC                            39.1      (    1.2)
      Mortgage loans held for sale                    384.3      (  151.3)
      Gain on sale of investments                  (     .4)     (     .9)
      Other                                        (  120.2)        130.9
                                                      335.0          16.5

Cash Provided by (Used for) Investments
Maturities of mortgage-backed and investment
  securities                                          468.1         542.5
Purchase of mortgage-backed and investment
  securities                                       (  235.3)     (  268.8)
Loans originated net of principal collected        (   58.7)     (  313.8)
Proceeds from sales of loans and mortgage-
  backed securities                                      .6          11.6
Reduction in covered assets                           141.3          44.5
Savings bank acquisition                              200.2           -
Other                                                   9.3      (   10.0)
                                                      525.5           6.0

Cash Provided by (Used for) Financing
Net decrease in deposits                           (   47.1)     (  211.6)
Net increase (decrease) in securities sold
  under repurchase agreements and short-term
  borrowings                                       (  346.4)        604.5
Additions to long-term debt                             -            48.0
Payments of debt                                   (   15.5)     (   66.4)
Contributions from (dividend paid to) Parent            -        (   18.0)
Other                                                  70.0          35.2
                                                   (  339.0)        391.7

Net increase in cash and cash
  equivalents                                         521.5         414.2

Cash and cash equivalents at
  beginning of period                                 156.3         117.6

Cash and cash equivalents at
  end of period                                   $   677.8     $   531.8



See notes to consolidated financial statements.

Consolidated Statements of Income
Temple-Inland Inc. and Subsidiaries
Unaudited


                                    Second Quarter         First Six Months
                                   1994       1993        1994        1993
                                   (In millions, except for per share data)

Revenues
Manufacturing net sales          $ 573.5    $ 543.7    $ 1,115.3   $ 1,080.4
Financial Services revenues        151.6      158.9        316.1       305.0
                                   725.1      702.6      1,431.4     1,385.4

Costs and Expenses
Manufacturing costs and expenses   533.6      515.7      1,043.0     1,012.4
Financial Services expenses        137.2      140.4        284.7       269.5
                                   670.8      656.1      1,327.7     1,281.9

Operating Income                    54.3       46.5        103.7       103.5

Parent Company Interest - net     ( 16.3)    ( 17.7)    (   32.2)   (   35.2)

Other                                1.1        1.1          1.3         1.6

Income Before Taxes and Accounting
  Changes                           39.1       29.9         72.8        69.9

Taxes on Income                     12.5        9.0         23.3        21.0

Income Before Accounting Changes    26.6       20.9         49.5        48.9

Cumulative effect of accounting
  changes                            -          -            -          50.0

Net Income                       $  26.6    $  20.9    $    49.5   $    98.9


Earnings per share:
   Before accounting changes       $ .48      $ .38        $ .89       $ .88
   Effect of accounting changes       -          -            -          .90
   Earnings per share              $ .48      $ .38        $ .89       $1.78

Dividends Paid Per Share of
  Common Stock                     $ .25      $ .25        $ .50       $ .50


Weighted Average Shares
  Outstanding                       55.8       55.6         55.8        55.6


See notes to consolidated financial statements.

Consolidated Balance Sheets
Temple-Inland Inc. and Subsidiaries
July 2, 1994
Unaudited

                                     Parent     Financial
                                    Company      Services    Consolidated
                                              (in millions)
ASSETS

Cash and cash equivalents          $    11.3    $   677.8     $   689.1
Investments                              -        4,167.3       4,167.3
Loans receivable                         -        2,916.7       2,916.7
Covered assets                           -          521.8         521.8
Receivable from FSLIC                    -       (    4.9)     (    4.9)
Trade and other receivables            244.2          -           244.2
Inventories                            260.4        245.8         506.2
Property & equipment                 2,541.3         40.8       2,582.1
Other assets                           122.7        419.2         470.7
Investment in affiliates               566.6          -             -

TOTAL ASSETS                       $ 3,746.5    $ 8,984.5     $12,093.2

LIABILITIES

Deposits                           $     -      $ 6,646.6     $ 6,646.6
Securities sold under repurchase
  agreements and Federal Home
  Loan Bank advances                     -        1,378.6       1,378.6
Advances from borrowers for taxes
  and insurance                          -          131.5         131.5
Other liabilities                      372.0        212.3         572.4
Long-term debt                       1,317.0         60.8       1,377.8
Deferred income taxes                  203.5          -           132.3
Postretirement benefits                124.2          -           124.2

TOTAL LIABILITIES                  $ 2,016.7    $ 8,429.8      10,363.4

SHAREHOLDERS' EQUITY

Preferred stock - par value $1 per share:
  authorized 25,000,000 shares; none issued                         -
Common stock - par value $1 per share:
  authorized 200,000,000 shares; issued
  61,389,552 shares including shares held
  in the treasury                                                  61.4
Additional paid-in capital                                        299.9
Retained earnings                                               1,503.8
                                                                1,865.1
Cost of shares held in the treasury:
  5,664.098 shares                                             (  135.3)

TOTAL SHAREHOLDERS' EQUITY                                      1,729.8

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $12,093.2

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

Consolidated Statements of Cash Flows
Temple-Inland Inc. and Subsidiaries
Unaudited

                                                       First Six Months
                                                      1994          1993
                                                        (in millions)
Cash Provided by (Used for) Operations
Net income                                         $    49.5     $    98.9
Adjustments to reconcile net income to
  net cash:
    Cumulative effect of accounting changes              -        (   50.0)
    Depreciation and depletion                         102.3          98.5
    Amortization and accretion                           4.9           8.6
    Deferred taxes                                      15.9      (    3.2)
    Receivable from FSLIC                               39.1      (    1.2)
    Trade and other receivables                     (   46.2)     (   21.8)
    Inventories                                        382.5      (  158.5)
    Other                                           (  172.8)        130.8
                                                       375.2         102.1
Cash Provided by (Used for) Investments
Capital expenditures                                (  233.5)     (  180.9)
Sale of property and equipment, net                      3.4           3.0
Purchase of investments                             (  235.3)     (  268.8)
Maturities of investments                              468.1         542.5
Proceeds from sale of loans and investments               .6          11.6
Loans originated net of principal collected         (   58.7)     (  313.8)
Reduction in covered assets                            141.3          44.5
Manufacturing acquisitions                          (   64.1)          -
Savings bank acquisition                               200.2           -
Other                                                   16.6      (    3.1)
                                                       238.6      (  165.0)
Cash Provided by (Used for) Financing
Additions to debt                                      272.3         146.5
Payments of debt                                    (   18.2)     (   75.9)
Net increase (decrease) in securities sold
  under repurchase agreements and short-term
  borrowings                                        (  346.4)        604.5
Cash dividends paid to shareholders                 (   27.8)     (   27.6)
Net decrease in deposits                            (   47.1)     (  211.6)
Other                                                   77.6          42.2
                                                    (   89.6)        478.1

Net increase (decrease) in cash                        524.2         415.2

Cash at beginning of period                            164.9         124.7

Cash at end of period                              $   689.1     $   539.9


See notes to consolidated financial statements.

                      TEMPLE-INLAND INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE A - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, because certain assets and liabilities are in separate corporate entities, the consolidated assets are not available to satisfy all consolidated liabilities. In the opinion of management, all adjustments (consisting only of normal accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in, or incorporated into, Temple-Inland Inc.'s (the "Company") Annual Report on Form 10-K for the fiscal year ended January 1, 1994.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS



Results of Operations

Results of operations, including information regarding the Company's principal business segments, are shown below:


                                     Second Quarter        First Six Months
                                    1994       1993        1994        1993
                                                (in millions)
Revenues
Corrugated container              $ 353.8    $ 319.6    $   680.7   $   638.1
Bleached paperboard                  76.0       86.9        145.7       175.7
Building products                   137.6      118.7        277.2       236.7
Other activities                      6.1       18.5         11.7        29.9
  Manufacturing net sales           573.5      543.7      1,115.3     1,080.4
Financial services                  151.6      158.9        316.1       305.0
  Total revenues                  $ 725.1    $ 702.6    $ 1,431.4   $ 1,385.4



Income
Corrugated container              $  17.2    $  11.0    $    26.3   $    27.5
Bleached paperboard                (  8.2)       -       (   18.4)         .1
Building products                    33.4       22.7         69.6        49.1
Other activities                       .8     (  3.0)         1.2    (    3.0)
  Operating profit                   43.2       30.7         78.7        73.7
Financial services                   14.4       18.5         31.4        35.5
                                     57.6       49.2        110.1       109.2
Corporate expenses                 (  3.3)    (  2.7)    (    6.4)   (    5.7)
Parent company interest - net      ( 16.3)    ( 17.7)    (   32.2)   (   35.2)
Other - net                           1.1        1.1          1.3         1.6
  Income before taxes and
    accounting changes               39.1       29.9         72.8        69.9
Taxes on income                      12.5        9.0         23.3        21.0
  Income before accounting
    changes                          26.6       20.9         49.5        48.9
Cumulative effect of accounting
  changes                             -          -            -          50.0
    Net income                    $  26.6    $  20.9    $    49.5   $    98.9

Second Quarter 1994 vs. Second Quarter 1993

Second quarter earnings for 1994 totaled $26.6 million, or $.48 per share compared with earnings of $20.9 million, or $.38 per share in the second quarter of last year. Revenues slightly increased for this year's quarter to $725.1 million.

The corrugated container group earned $17.2 million in the quarter, up from $11.0 million earned in the second quarter of 1993. Demand for corrugated boxes and containerboard remains strong, with shipments of boxes up 6.9 percent for the quarter from the second quarter of last year. While selling prices for boxes and containerboard have begun to recover, much of the improvement is being offset by dramatic increases in the cost of old corrugated containers ("OCC"), a significant percentage of the raw material used in the Company's containerboard mills.

Demand for product in the bleached paperboard group increased in the second quarter, allowing the mill to operate more efficiently. Pricing also began to recover in certain product categories. The group lost $8.2 million, less than the $10.2 million lost in the first quarter, and compared with break-even in the second quarter last year.

The building products group earned $33.4 million in the quarter, up from $22.7 million in the second quarter last year. While earnings were down slightly from the first quarter, it was the second best quarter ever for this group. Selling prices for solid wood products remained above levels for the second quarter of 1993, but were below first quarter realizations. Demand for panel products remained stronger than solid wood and selling prices continued to recover.

Temple-Inland Financial Services earned $14.4 million in the quarter, down $4.1 million from the second quarter last year. The unfavorable variance is partially due to the decrease in income from our mortgage unit, whose level of originations has declined as the refinancing activity has subsided.

Net interest expense decreased to $16.3 million in the second quarter of 1994 compared with $17.7 million in the second quarter of last year. Although interest expense increased due to higher levels of debt outstanding, that increase was more than offset by an increase in capitalized interest due to the Company's continuing spending for the bleached paperboard group's modernization projects which are expected to be operational in mid-1995.

First Half of 1994 vs. First Half of 1993

Earnings for the first six months of 1994 before the effect of accounting changes were $49.5 million, or $.89 per share compared with $48.9 million, or $.88 per share for the first half of last year. Revenues of $1.43 billion were slightly up from the 1993 first half.

The corrugated container group's earnings of $26.3 million were down 4.3 percent from last year. Demand for all of our products remains strong with shipments of boxes up 5.8 percent from last year. Earnings are lower compared to last year due primarily to substantial increases in the cost of old corrugated containers, a primary raw material.

The bleached paperboard group operated at a loss of $18.4 million compared with break-even earnings in the first half of 1993. Demand for paperboard's products strengthened during the latter part of the second quarter but remained below last year's level.

The building products group earned $69.6 million in the first half of 1994 compared with $49.1 million last year due to increased demand and improved price levels for most of our product lines.

Earnings for the financial services group were $31.4 million for the period compared with $35.5 million for last year's comparable period due to the decrease in income from our mortgage unit, whose level of originations has declined as the refinancing activity has subsided. Also, margin compression continued to adversely affect earnings as our interest costs on deposits increased.



Financial Condition

The Company's financial condition continues to be sound. Internally generated funds, existing credit facilities and the capacity to issue long-term debt are sufficient to fund projected capital expenditures, to service existing debt, to pay dividends and to meet normal working capital requirements. During the first half of 1994, the Company's debt increased $270 million mainly through issuance of commercial paper and bank debt to fund planned capital projects for our bleached paperboard group and a purchase of a specialty corrugated business by our corrugated container group.

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

Item 4.        Submission of Matters to a Vote of Security Holders.
               Not Applicable

Item 5.        Other Information.
               Not Applicable.

Item 6.        Exhibits and Reports on Form 8-K.
               (a) Exhibits.



   Regulation S-K
   Exhibit Number

      (11)     Statement re computation of per share earnings.

               (b) Reports on Form 8-K. During the three months ended July 2, 1994, the Company did not file any reports on Form 8-K.

                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  TEMPLE-INLAND INC.
                                     (Registrant)






Date:  August 5, 1994             By  /s/ David H. Dolben
                                    David H. Dolben
                                    Vice President and
                                    Chief Accounting Officer

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
                  per share earnings.

                                 EXHIBIT (11)

                      TEMPLE-INLAND INC. AND SUBSIDIARIES
               STATEMENT RE:  COMPUTATION OF PER SHARE EARNINGS

                   (in thousands, except for per share data)


                                             Second Quarter        First Six Months
                                            1994       1993        1994       1993

Primary
Average common shares outstanding           55,692     55,303      55,639     55,289
Net effect of dilutive stock options
  based on treasury stock method using
  average market price                         145        268         175        306

    Weighted average shares outstanding     55,837     55,571      55,814     55,595


Net income:
  Income before accounting changes        $ 26,618   $ 20,923    $ 49,532   $ 48,929
  Cumulative effect of accounting changes      -          -           -       50,000

  Net income                              $ 26,618   $ 20,923    $ 49,532   $ 98,929

Earnings per share:
  Before accounting changes               $    .48   $    .38    $    .89   $    .88
  Effect of accounting changes                  -          -           -         .90

  Earnings per share                      $    .48   $    .38    $    .89   $   1.78

Fully Diluted
Average common shares outstanding           55,692     55,303      55,639     55,289
Net effect of dilutive stock options
  based on treasury stock method
  using the closing market price, if
  higher than average market price             145        268         175        306

    Weighted average shares outstanding     55,837     55,571      55,814     55,595

Net income:
  Income before accounting changes        $ 26,618   $ 20,923    $ 49,532   $ 48,929
  Cumulative effect of accounting changes      -          -           -       50,000

  Net income                              $ 26,618   $ 20,923    $ 49,532   $ 98,929

Earnings per share:
  Before accounting changes               $    .48   $    .38    $    .89   $    .88
  Effect of accounting changes                  -          -           -         .90

  Earnings per share                      $    .48   $    .38    $    .89   $   1.78