Form 10-Q
period 1994-10-01
TEMPLE INLAND INC
filed 1994-11-14
CIK 731939

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q
(Mark One)

 /X/   Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934 for the Quarterly Period
       Ended October 1, 1994

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

                                   Number of common shares outstanding
         Class                            as of October 1, 1994

      Common Stock (par
      value $1.00 per share)                    55,854,911


The Exhibit Index appears on page 19 of this report.

                        PART I.  FINANCIAL INFORMATION
                             FINANCIAL STATEMENTS



Summarized Statements of Income
Parent Company (Temple-Inland Inc.)
Unaudited


                                   Third Quarter          First Nine Months
                                  1994       1993         1994       1993
                                               (in millions)

Revenues
Net sales                       $ 601.2    $ 518.6     $ 1,716.5  $ 1,599.0
Financial services earnings        12.8       16.5          44.2       52.0
                                  614.0      535.1       1,760.7    1,651.0

Costs and Expenses
Cost of sales                     497.3      453.1       1,443.0    1,369.3
Selling and administrative         52.0       49.4         149.3      145.6
                                  549.3      502.5       1,592.3    1,514.9

Operating Income                   64.7       32.6         168.4      136.1

Interest - net                    (17.1)     (16.7)        (49.3)     (51.9)

Other                               1.0         .3           2.3        1.9

Income Before Taxes and
  Accounting Changes               48.6       16.2         121.4       86.1

Taxes on income                    15.5        4.8          38.8       25.8

Income Before Accounting
  Changes                          33.1       11.4          82.6       60.3

Cumulative effect of
  accounting changes                -          -             -         50.0

Net Income                      $  33.1    $  11.4     $    82.6  $   110.3



See notes to consolidated financial statements.

Summarized Balance Sheets
Parent Company (Temple-Inland Inc.)
Unaudited



                                                October 1,     January 1,
                                                   1994           1994
                                                      (in millions)
ASSETS

Current Assets
Cash and cash equivalents                       $    10.7      $     8.6
Receivables, less allowances of
  $8.1 million in 1994 and $7.4
  million in 1993                                   265.3          198.5
Inventories:
  Work in process and finished goods                 79.5           77.7
  Raw materials                                     176.1          180.4
                                                    255.6          258.1
Prepaid expenses                                     21.3           12.5
  Total current assets                              552.9          477.7

Investment in Financial Services                    577.5          487.6

Property and Equipment
Buildings                                           396.6          376.3
Machinery and equipment                           2,827.2        2,723.3
Less allowances for depreciation and
  amortization                                   (1,562.6)      (1,437.0)
                                                  1,661.2        1,662.6
Construction in progress                            444.9          238.7
                                                  2,106.1        1,901.3
Timber and timberlands--less depletion              429.7          411.0
Land                                                 33.9           33.8
  Total property and equipment                    2,569.7        2,346.1

Other Assets                                        130.6           92.4

Total Assets                                    $ 3,830.7      $ 3,403.8


See notes to consolidated financial statements.

Parent Company (Temple-Inland Inc.)
Unaudited



                                                October 1,     January 1,
                                                   1994           1994
                                                      (in millions)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses           $   311.7      $   244.8
Federal income taxes payable                          -             43.9
Employee compensation and benefits                   22.0           19.5
Short-term borrowings                                 3.6            3.3
Current portion of long-term debt                    34.4           24.1
  Total current liabilities                         371.7          335.6

Long-Term Debt                                    1,342.2        1,044.8

Deferred Income Taxes                               212.1          175.9

Postretirement Benefits                             124.9          122.0

Other Liabilities                                    26.7           25.3

Shareholders' Equity                              1,753.1        1,700.2


Total Liabilities and Shareholders' Equity      $ 3,830.7      $ 3,403.8






See notes to consolidated financial statements.

Summarized Statements of Cash Flows
Parent Company (Temple-Inland Inc.)
Unaudited



                                                      First Nine Months
                                                      1994        1993
                                                        (in millions)
Cash Provided by (Used for) Operations
Net income                                         $    82.6   $   110.3
Adjustments to reconcile net income to net cash:
  Cumulative effect of accounting changes                -         (50.0)
  Depreciation and depletion                           148.6       142.7
  Deferred taxes                                        15.2         (.9)
  Unremitted earnings of affiliates                    (32.9)      (36.3)
  Receivables                                          (62.2)      (10.9)
  Inventories                                           11.8         3.6
  Prepaid expenses                                      (8.4)        (.2)
  Accounts payable and accrued expenses                (24.8)       21.7
  Other                                                 (5.6)       (6.9)
                                                       124.3       173.1

Cash Provided by (Used for) Investments
Capital expenditures                                  (336.3)     (254.0)
Sale of property and equipment, net                      3.9         4.5
Manufacturing acquisitions, net                        (61.5)        -
Investment in Financial Services                         -          34.0
                                                      (393.9)     (215.5)

Cash Provided by (Used for) Financing
Change in debt                                         301.9        75.8
Construction funds held by trustee                       -           7.3
Issuance of common stock for stock plans                12.1         3.8
Purchase of stock for treasury                           (.5)       (1.5)
Cash dividends paid to shareholders                    (41.8)      (41.5)
                                                       271.7        43.9

Net increase in cash and cash equivalents                2.1         1.5

Cash and cash equivalents at beginning
  of period                                              8.6         7.1

Cash and cash equivalents at end of period         $    10.7   $     8.6




See notes to consolidated financial statements.

Summarized Statements of Income
Temple-Inland Financial Services
Unaudited


                                          Third Quarter      First Nine Months
                                        1994     1993        1994      1993
                                                   (in millions)
Interest income
Mortgage-backed and investment
  securities                          $  47.4  $  58.0     $ 143.4   $ 188.8
Loans receivable and mortgage loans
  held for sale                          61.6     43.2       172.3     120.7
Assisted assets                           7.0      5.3        23.0      17.8
Other earning assets                      3.9     16.4        24.7      34.9
    Total interest income               119.9    122.9       363.4     362.2

Interest expense
Deposits                                 65.4     57.5       184.8     177.4
Borrowed funds                           16.7     28.2        60.0      71.8
    Total interest expense               82.1     85.7       244.8     249.2

Net interest income                      37.8     37.2       118.6     113.0

Provision for loan losses                 2.7      1.7         4.1       3.3

Net interest income after provision for
  loan losses                            35.1     35.5       114.5     109.7

Noninterest income
Loan servicing fees                       9.2      7.5        24.6      21.2
Loan origination and marketing            2.7     13.1        15.6      32.3
Other                                    22.0     19.0        66.3      51.8
                                         33.9     39.6       106.5     105.3

Noninterest expense
Compensation and benefits                24.8     29.3        83.5      80.5
Other                                    31.4     29.3        93.3      82.5
    Total noninterest expense            56.2     58.6       176.8     163.0

Income before taxes and accounting
  changes                                12.8     16.5        44.2      52.0

Taxes on income                           2.0      6.4        11.4      15.7

Income before accounting changes         10.8     10.1        32.8      36.3

Cumulative effect of accounting
  changes                                 -        -           -        52.3

    Net income                        $  10.8  $  10.1     $  32.8   $  88.6


See notes to consolidated financial statements.

Summarized Balance Sheets
Temple-Inland Financial Services
Unaudited



                                          September 30,        December 31,
                                              1994                 1993
                                                    (in millions)
ASSETS

Cash and cash equivalents                  $   454.8            $   156.3
Mortgage loans held for sale                   162.3                630.1
Mortgage-backed and investment
  securities                                 3,989.6              4,407.3
Loans receivable                             3,334.7              2,755.3
Covered assets                                 473.8                664.3
Other assets                                   482.8                520.0

TOTAL ASSETS                               $ 8,898.0            $ 9,133.3


LIABILITIES

Deposits                                   $ 6,660.6            $ 6,362.3
Securities sold under repurchase
  agreements                                 1,111.9              1,570.7
Federal Home Loan Bank advances                154.4                154.1
Other borrowings                                55.2                 76.2
Other liabilities                              350.3                458.3

TOTAL LIABILITIES                            8,332.4              8,621.6

SHAREHOLDER'S EQUITY                           565.6                511.7

TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY                                     $ 8,898.0            $ 9,133.3



See notes to consolidated financial statements.

Summarized Statements of Cash Flows
Temple-Inland Financial Services
Unaudited


                                                         First Nine Months
                                                       1994         1993
                                                          (in millions)

Cash Provided by (Used for) Operations
Net income                                          $    32.8    $    88.6
Adjustments to reconcile net income
   to net cash:
     Cumulative effect of accounting changes              -          (52.3)
     Amortization, accretion and depreciation            15.8         16.3
     Receivable from FSLIC                               31.8          1.8
     Mortgage loans held for sale                       467.8       (112.1)
     Other                                             (156.5)       197.2
                                                        391.7        139.5

Cash Provided by (Used for) Investments
Maturities of mortgage-backed and investment
  securities                                            643.8        808.8
Purchase of mortgage-backed and investment
  securities                                           (235.6)      (293.5)
Loans originated net of principal collected            (481.6)      (477.9)
Proceeds from sales of loans and mortgage-
  backed securities                                        .5         12.1
Reduction in covered assets                             188.8         53.2
Savings bank acquisition                                204.5          -
Other                                                     3.9        (12.5)
                                                        324.3         90.2

Cash Provided by (Used for) Financing
Net decrease in deposits                                (31.5)      (181.7)
Net increase (decrease) in securities sold
   under repurchase agreements and short-term
   borrowings                                          (458.8)       807.8
Additions to long-term debt                               -           48.0
Payments of debt                                        (21.1)       (83.1)
Contribution from (dividend paid to)
   Parent Company                                         -          (34.0)
Net increase in advances from borrowers for
   taxes and insurance                                   93.9         62.6
                                                       (417.5)       619.6

Net increase in cash and cash
  equivalents                                           298.5        849.3

Cash and cash equivalents at
  beginning of period                                   156.3        117.6

Cash and cash equivalents at
  end of period                                     $   454.8    $   966.9


See notes to consolidated financial statements.

Consolidated Statements of Income
Temple-Inland Inc. and Subsidiaries
Unaudited


                                     Third Quarter         First Nine Months
                                    1994      1993        1994         1993
                                    (In millions, except for per share data)

Revenues
Manufacturing net sales           $ 601.2   $ 518.6    $ 1,716.5    $ 1,599.0
Financial Services revenues         153.8     162.4        469.9        467.4
                                    755.0     681.0      2,186.4      2,066.4

Costs and Expenses
Manufacturing costs and expenses    549.3     502.5      1,592.3      1,514.9
Financial Services expenses         141.0     145.9        425.7        415.4
                                    690.3     648.4      2,018.0      1,930.3

Operating Income                     64.7      32.6        168.4        136.1

Parent Company Interest - net       (17.1)    (16.7)       (49.3)       (51.9)

Other                                 1.0        .3          2.3          1.9

Income Before Taxes and Accounting
  Changes                            48.6      16.2        121.4         86.1

Taxes on Income                      15.5       4.8         38.8         25.8

Income Before Accounting Changes     33.1      11.4         82.6         60.3

Cumulative effect of accounting
  changes                             -         -            -           50.0

Net Income                        $  33.1   $  11.4    $    82.6    $   110.3


Earnings per share:
  Before accounting changes         $ .59     $ .21        $1.48        $1.09
  Effect of accounting changes        -         -            -            .90
  Earnings per share                $ .59     $ .21        $1.48        $1.99


Dividends Paid Per Share of
  Common Stock                      $ .25     $ .25        $ .75        $ .75


Weighted Average Shares
  Outstanding                        55.9      55.5         55.9         55.5


See notes to consolidated financial statements.

Consolidated Balance Sheets
Temple-Inland Inc. and Subsidiaries
October 1, 1994
Unaudited

                                     Parent     Financial
                                    Company      Services    Consolidated
                                              (in millions)
ASSETS

Cash and cash equivalents          $    10.7    $   454.8     $   465.5
Investments                              -        3,989.6       3,989.6
Loans receivable                         -        3,334.7       3,334.7
Covered assets                           -          473.8         473.8
Receivable from FSLIC                    -            2.4           2.4
Trade and other receivables            265.3          -           265.3
Inventories                            255.6        162.3         417.9
Property & equipment                 2,569.7         45.9       2,615.6
Other assets                           151.9        434.5         517.1
Investment in affiliates               577.5          -             -

TOTAL ASSETS                       $ 3,830.7    $ 8,898.0     $12,081.9

LIABILITIES

Deposits                           $     -      $ 6,660.6     $ 6,660.6
Securities sold under repurchase
  agreements and Federal Home
  Loan Bank advances                     -        1,266.3       1,266.3
Advances from borrowers for taxes
  and insurance                          -          155.3         155.3
Other liabilities                      398.4        195.0         581.5
Long-term debt                       1,342.2         55.2       1,397.4
Deferred income taxes                  212.1          -           142.8
Postretirement benefits                124.9          -           124.9

TOTAL LIABILITIES                  $ 2,077.6    $ 8,332.4      10,328.8

SHAREHOLDERS' EQUITY

Preferred stock - par value $1 per share:
  authorized 25,000,000 shares; none issued                         -
Common stock - par value $1 per share:
  authorized 200,000,000 shares; issued
  61,389,552 shares including shares held
  in the treasury                                                  61.4
Additional paid-in capital                                        301.5
Retained earnings                                               1,522.9
                                                                1,885.8
Cost of shares held in the treasury:
  5,534,641 shares                                               (132.7)

TOTAL SHAREHOLDERS' EQUITY                                      1,753.1

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $12,081.9

See the notes to the consolidated financial statements.

Consolidated Balance Sheets
Temple-Inland Inc. and Subsidiaries
January 1, 1994
Unaudited

                                     Parent     Financial
                                    Company      Services    Consolidated
                                              (in millions)
ASSETS

Cash                               $     8.6    $   156.3     $   164.9
Investments                              -        4,407.3       4,407.3
Loans receivable                         -        2,755.3       2,755.3
Covered assets                           -          664.3         664.3
Receivable from FSLIC                    -           34.2          34.2
Trade and other receivables            198.5          -           198.5
Inventories                            258.1        630.1         888.2
Property & equipment                 2,346.1         37.4       2,383.5
Other assets                           104.9        448.4         463.1
Investment in affiliates               487.6          -             -

TOTAL ASSETS                       $ 3,403.8    $ 9,133.3     $11,959.3

LIABILITIES

Deposits                           $     -      $ 6,362.3     $ 6,362.3
Securities sold under repurchase
  agreements and Federal Home
  Loan Bank advances                     -        1,724.8       1,724.8
Advances from borrowers for taxes
  and insurance                          -           59.2          59.2
Other liabilities                      360.9        399.1         753.0
Long-term debt                       1,044.8         76.2       1,121.0
Deferred income taxes                  175.9          -           116.8
Postretirement benefits                122.0          -           122.0

TOTAL LIABILITIES                  $ 1,703.6    $ 8,621.6      10,259.1

SHAREHOLDERS' EQUITY

Preferred stock - par value $1 per share:
  authorized 25,000,000 shares; none issued                         -
Common stock - par value $1 per share:
  authorized 200,000,000 shares; issued
  61,389,552 shares including shares held
  in the treasury                                                  61.4
Additional paid-in capital                                        296.9
Retained earnings                                               1,482.1
                                                                1,840.4
Cost of shares held in the treasury:
  5,908,173 shares                                               (140.2)

TOTAL SHAREHOLDERS' EQUITY                                      1,700.2

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $11,959.3


See the notes to the consolidated financial statements.

Consolidated Statements of Cash Flows
Temple-Inland Inc. and Subsidiaries
Unaudited

                                                        First Nine Months
                                                       1994         1993
                                                         (in millions)
Cash Provided by (Used for) Operations
Net income                                          $    82.6    $   110.3
Adjustments to reconcile net income to
  net cash:
    Cumulative effect of accounting changes               -          (50.0)
    Depreciation and depletion                          154.7        146.7
    Amortization and accretion                            9.7         12.3
    Deferred taxes                                       26.6          (.9)
    Receivable from FSLIC                                31.8          1.8
    Trade and other receivables                         (62.2)       (10.9)
    Inventories and mortgage loans held
      for sale                                          479.6       (108.5)
    Other                                              (206.8)       211.8
                                                        516.0        312.6
Cash Provided by (Used for) Investments
Capital expenditures                                   (351.0)      (263.9)
Sale of property and equipment, net                       4.1          4.5
Purchase of investments                                (235.6)      (293.5)
Maturities of investments                               643.8        808.8
Proceeds from sale of loans and investments                .5         12.1
Loans originated net of principal collected            (481.6)      (477.9)
Reduction in covered assets                             188.8         53.2
Manufacturing acquisitions                              (61.5)         -
Savings bank acquisition                                204.5          -
Other                                                    18.4         (2.6)
                                                        (69.6)      (159.3)
Cash Provided by (Used for) Financing
Additions to debt                                       306.2        127.8
Payments of debt                                        (25.4)       (87.1)
Net increase (decrease) in securities sold
  under repurchase agreements and short-term
  borrowings                                           (458.8)       807.8
Cash dividends paid to shareholders                     (41.8)       (41.5)
Net decrease in deposits                                (31.5)      (181.7)
Net increase in advances from borrowers for
  taxes and insurance                                    93.9         62.6
Other                                                    11.6          9.6
                                                       (145.8)       697.5

Net increase in cash and cash equivalents               300.6        850.8

Cash and cash equivalents at beginning of
  period                                                164.9        124.7

Cash and cash equivalents at end of period          $   465.5    $   975.5


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



NOTE B - CONTINGENCIES

In addition to the items discussed under Item 1 of Part II of the quarterly report, there are pending against the Company and its subsidiaries lawsuits and claims arising in the regular course of business.

In the opinion of management, recoveries, if any, by plaintiffs or claimants that may result from the foregoing litigation and claims will not be material in relation to the consolidated financial position of the Company and its subsidiaries.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS


Results of Operations

Results of operations, including information regarding the Company's principal business segments, are shown below:


                                     Third Quarter        First Nine Months
                                    1994       1993        1994        1993
                                                (in millions)
Revenues
Corrugated container              $ 371.2    $ 307.8    $ 1,051.9   $   945.9
Bleached paperboard                  79.1       75.6        224.8       251.3
Building products                   143.7      119.3        420.9       356.0
Other activities                      7.2       15.9         18.9        45.8
  Manufacturing net sales           601.2      518.6      1,716.5     1,599.0
Financial services                  153.8      162.4        469.9       467.4
  Total revenues                  $ 755.0    $ 681.0    $ 2,186.4   $ 2,066.4



Income
Corrugated container              $  23.0    $   2.6    $    49.3   $    30.1
Bleached paperboard                  (2.4)      (6.3)       (20.8)       (6.2)
Building products                    34.1       23.0        103.7        72.1
Other activities                       .3        (.4)         1.5        (3.4)
  Operating profit                   55.0       18.9        133.7        92.6
Financial services                   12.8       16.5         44.2        52.0
                                     67.8       35.4        177.9       144.6
Corporate expenses                   (3.1)      (2.8)        (9.5)       (8.5)
Parent company interest - net       (17.1)     (16.7)       (49.3)      (51.9)
Other - net                           1.0         .3          2.3         1.9
  Income before taxes and
    accounting changes               48.6       16.2        121.4        86.1
Taxes on income                      15.5        4.8         38.8        25.8
  Income before accounting
    changes                          33.1       11.4         82.6        60.3
Cumulative effect of accounting
  changes                             -          -            -          50.0
  Net income                      $  33.1    $  11.4    $    82.6   $   110.3

Third Quarter 1994 vs. Third Quarter 1993

Third quarter earnings for 1994 totaled $33.1 million, or $.59 per share compared with earnings of $11.4 million, or $.21 per share in the third quarter of last year. Revenues for the quarter were $755.0 million, up from $681.0 million in the prior year.

The corrugated container group earned $23.0 million, up from $2.6 million earned in last year's third quarter. Demand for corrugated containers and containerboard remains strong, with box shipments up 8.9 percent from third quarter last year. Selling prices for containerboard and boxes continued to recover in the third quarter. Although productivity improvements have offset most cost increases this year, the Company has experienced extremely unfavorable increases in the price of old corrugated containers (OCC), the principal raw material in the Company's recycle operations. These prices rose throughout the year, peaking in July, then moderating by the end of the quarter.

The bleached paperboard group lost $2.4 million in the third quarter, significantly better than the loss of $6.3 million in the third quarter last year. The bleached paperboard group continued to improve, with stronger product demand contributing to more efficient mill operations. Although sales prices declined early in the quarter, price improvement had begun by quarter end.

Building products earnings for the third quarter were $34.1 million, up from $23.0 million last year. Demand for building products continued to be strong in the third quarter. Prices for all the Company's building materials remained strong, with only lumber experiencing pressure toward the end of the quarter.

Earnings for the financial services group were $12.8 million, down from $16.5 million in the third quarter last year. Mortgage banking loan volumes continued to decline below last year's record level, but Guaranty Federal Bank, F.S.B., continued to experience significant growth in its acquisition of adjustable mortgage loans. The discounted interest rates received in the first months of these adjustable mortgage loans are being absorbed in current operating results.

Net interest expense increased to $17.1 million in the third quarter of 1994 compared with $16.7 million in the third quarter of last year. Interest expense increased in the third quarter due to higher levels of debt outstanding. Capitalized interest increased significantly compared to the prior year due to continued spending for the bleached paperboard group's modernization projects which are expected to be operational in the second half of 1995. However, this increase in capitalized interest was not enough to offset the increase in interest expense.

First Nine Months of 1994 vs. First Nine Months of 1993

Earnings for the first nine months of 1994 were $82.6 million, or $1.48 per share compared with earnings of $60.3 million, or $1.09 per share (before required accounting changes) in the first nine months of 1993.

The corrugated container group earned $49.3 million, up 64 percent from the $30.1 million earned in the first nine months of 1993. Demand for corrugated boxes and containerboard remains strong, with the industry operating at record levels. Selling prices for containerboard and boxes have improved significantly. The cost of OCC, the principal raw material, rose throughout the year, peaking in July, then moderating by the end of the third quarter.
If the current pricing for OCC prevails, costs in the fourth quarter will be down from the third quarter average.

The bleached paperboard group operated at a loss of $20.8 million compared with a loss of $6.2 million in the first nine months of 1993. Demand for paperboard products strengthened during the latter part of the second quarter and continued to improve, contributing to more efficient mill operations. Price improvements had begun by quarter end.

The building products group earned $103.7 million in the first nine months of 1994 compared with $72.1 million for the same period last year due to increased demand and improved price levels for most of our product lines.

Earnings for the financial services group were $44.2 million for the period compared with $52.0 million for last year's comparable period due to the decrease in income from our mortgage unit, whose level of originations has declined as the refinancing activity subsided.



Financial Condition

The Company's financial condition continues to be sound. Internally generated funds, existing credit facilities and the capacity to issue long-term debt are sufficient to fund projected capital expenditures, to service existing debt, to pay dividends and to meet normal working capital requirements. During the first nine months of 1994, the Company's debt increased $306 million mainly through issuance of commercial paper and private placement debt to fund planned capital projects for our bleached paperboard group and the purchase of a specialty corrugated business by our corrugated container group.

Our savings bank continues to meet all three regulatory requirement formulae set out under the Financial Institution Reform, Recovery and Enforcement Act of 1989 ("FIRREA").

                          PART II.  OTHER INFORMATION



Item 1.  Legal Proceedings.
         As last disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994, the Company is a defendant in a lawsuit filed in Orange County, Texas, by approximately 250 plaintiffs in which unspecified actual and punitive damages are sought for alleged diminished property values and increased risk of cancer resulting from the discharge of dioxin into the river near the Company's plant at Evadale, Texas. During the quarter ended
         October 1, 1994, the Company agreed to settlement terms with the plaintiffs. The case against the Company, however, will not be dismissed until a definitive settlement agreement is executed by the parties. While the Company believes that such a definitive settlement agreement will be executed in the near future, its execution is subject to reaching agreement with all parties on a definitive settlement agreement and related documents and the satisfaction of certain conditions precedent. Although the Company is prohibited from disclosing the terms of the settlement, the costs of settlement are significantly under the materiality standard of
         Item 103 of Regulation S-K.

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

      (27)   Financial Data Schedule

         (b) Reports on Form 8-K. During the three months ended October 1, 1994, the Company did not file any reports on Form 8-K.

                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  TEMPLE-INLAND INC.
                                     (Registrant)






Date:  November 11, 1994          By  /s/  David H. Dolben
                                    David H. Dolben
                                    Vice President and
                                    Chief Accounting Officer

                                 EXHIBIT INDEX




The following is an index of the exhibits filed herewith. The page reference set forth opposite the description of exhibits included in such index refer to the pages under the sequential numbering system prescribed by Rule 0-3(b) under the Securities Exchange Act of 1934.




Regulation S-K
   Exhibit                                              Sequential
    Number                                              Page Number

     (11)           Statement re computation of               20
                      per share earnings.

     (27)           Financial Data Schedule                21-23

                                 EXHIBIT (11)

                      TEMPLE-INLAND INC. AND SUBSIDIARIES
               STATEMENT RE:  COMPUTATION OF PER SHARE EARNINGS

                   (in thousands, except for per share data)




                                         Third Quarter      First Nine Months

                                        1994       1993      1994      1993

Primary
Average common shares outstanding       55,809     55,344    55,696    55,307
Net effect of dilutive stock options
  based on treasury stock method using
  average market price                     127        166       159       221

Weighted average shares outstanding     55,936     55,510    55,855    55,528


Net income:
  Income before accounting changes    $ 33,036   $ 11,350  $ 82,568  $ 60,279
  Cumulative effect of accounting
    changes                                -          -         -      50,000

  Net income                          $ 33,036   $ 11,350  $ 82,568  $110,279

Earnings per share:
  Before accounting changes           $    .59   $    .21  $   1.48  $   1.09
  Effect of accounting changes              -          -         -        .90

  Earnings per share                  $    .59   $    .21  $   1.48  $   1.99

Fully Diluted
Average common shares outstanding       55,809     55,344    55,696    55,307
Net effect of dilutive stock options
  based on treasury stock method
  using the closing market price, if
  higher than average market price         287        166       212       221

Weighted average shares outstanding     56,096     55,510    55,908    55,528

Net income:
  Income before accounting changes    $ 33,036   $ 11,350  $ 82,568  $ 60,279
  Cumulative effect of accounting
    changes                                -          -         -      50,000

  Net income                          $ 33,036   $ 11,350  $ 82,568  $110,279

Earnings per share:
  Before accounting changes           $    .59   $    .21  $   1.48  $   1.09
  Effect of accounting changes              -          -         -        .90

  Earnings per share                  $    .59   $    .21  $   1.48  $   1.99