Form 10-K405
TEMPLE INLAND INC
filed 1995-03-24
CIK 731939

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------
                                   FORM 10-K

 (MARK ONE)
     /X/              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                        FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994
                                             OR
     / /             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                           OF THE SECURITIES EXCHANGE ACT OF 1934
                                     [NO FEE REQUIRED]
                         FOR THE TRANSITION PERIOD FROM          TO
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

                                                                  NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                                  ON WHICH REGISTERED
-----------------------------------------------------------------------------------------------------------
   COMMON STOCK, $1.00 PAR VALUE PER SHARE,                      NEW YORK STOCK EXCHANGE
                NON-CUMULATIVE                                    PACIFIC STOCK EXCHANGE
        PREFERRED SHARE PURCHASE RIGHTS                          NEW YORK STOCK EXCHANGE
                                                                  PACIFIC STOCK EXCHANGE

          Securities registered pursuant to Section 12(g) of the Act:

                                      None
                            ------------------------
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing sales price of the Common Stock on the New York Stock Exchange on March 8, 1995, was $1,888,888,114. For purposes of this computation, all officers, directors, and 5% beneficial owners of the registrant (as indicated in Item 12) are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 5% beneficial owners are, in fact, affiliates of the registrant.

     As of March 8, 1995, 56,085,135 shares of Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents are incorporated by reference into the indicated part or parts of this report:

          (a) Pages 25-32, 37, 44, and 47-56 of the Annual Report to Shareholders for the fiscal year ended December 31, 1994 -- Parts I and II.

          (b) The Company's definitive proxy statement, dated March 24, 1995, in connection with the Annual Meeting of Shareholders to be held May 5, 1995 -- Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION:

     Temple-Inland Inc. (the "Company") is a holding company that conducts all of its operations through its subsidiaries. The Company holds interests in corrugated container, bleached paperboard, building products, timber and timberlands, and financial services. The Company's corrugated container operations are vertically integrated and consist of four linerboard mills, three corrugated medium mills, 41 box plants, and five specialty converting plants. The Company also manufactures bleached paperboard at one mill and a wide range of building products including lumber, plywood, particleboard, gypsum wallboard, and fiberboard. Forest resources include approximately 1.9 million acres of timberland in Texas, Louisiana, Georgia, and Alabama. The Company's financial services operations consist of consumer savings bank activities, mortgage banking, real estate development, and insurance brokerage.

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

     The Company's principal executive offices are located at 303 South Temple Drive, Diboll, Texas 75941. Its telephone number is (409) 829-2211.

FINANCIAL INFORMATION:

     The results of operations including information regarding the principal business segments are shown in the following table:

                               TEMPLE-INLAND INC.
                               BUSINESS SEGMENTS

                                                                FOR THE YEAR
                                             ---------------------------------------------------
                                               1994       1993       1992       1991       1990
                                             -------    -------    -------    -------    -------
                                                                (IN MILLIONS)
Revenues
  Corrugated container...................... $1,438.2   $1,248.5   $1,254.4   $1,148.6   $1,144.2
  Bleached paperboard.......................    299.4      318.5      352.6      370.6      373.0
  Building products.........................    549.3      475.3      391.3      311.1      305.3
  Other activities..........................     19.2       58.4       77.1       67.9       70.0
                                             --------   --------   --------   --------   --------
     Manufacturing net sales................  2,306.1    2,100.7    2,075.4    1,898.2    1,892.5
  Financial services........................    631.4      635.1      637.8      608.9      508.6
                                             --------   --------   --------   --------   --------
          Total revenues.................... $2,937.5   $2,735.8   $2,713.2   $2,507.1   $2,401.1
                                             ========   ========   ========   ========   ========
Income before taxes
  Corrugated container...................... $  102.0   $   21.0   $  112.3   $   75.4    $ 150.9
  Bleached paperboard.......................    (22.1)     (12.1)      23.3       79.9       98.8
  Building products.........................    132.6       99.1       39.5        5.2        9.4
  Other activities..........................      1.5       (1.9)      (2.0)       1.1       (1.7)
                                             --------   --------   --------   --------   --------
     Operating profit.......................    214.0      106.1      173.1      161.6      257.4
  Financial services........................     56.3       67.5       64.4       54.2       51.4
                                             --------   --------   --------   --------   --------
                                                270.3      173.6      237.5      215.8      308.8
  Corporate expense.........................    (13.7)     (11.2)     (15.3)     (16.0)     (20.7)
  Parent company interest -- net............    (66.5)     (69.0)     (47.4)     (31.8)     (24.0)
  Other income(a)...........................      3.2        2.8        2.2       (1.2)       4.7
                                             --------   --------   --------   --------   --------
     Income before taxes.................... $  193.3   $   96.2   $  177.0   $  166.8   $  268.8
                                             ========   ========   ========   ========   ========

---------------

(a) The 1991 amount includes losses of $7.4 million from the write-off of an investment interest in a gypsum-fiberboard venture.

     For more information with respect to identifiable assets, capital expenditures, depreciation, and depletion on a business segment basis, see pages 31 and 54 of the Company's 1994 Annual Report to Shareholders, which are incorporated herein by reference.

     The following table shows the revenues of the Company:

                                    REVENUES

                                                                FOR THE YEAR
                                             ---------------------------------------------------
                                              1994       1993       1992       1991       1990
                                             -------    -------    -------    -------    -------
                                                               (IN MILLIONS)
Corrugated container........................ $1,438.2   $1,248.5   $1,254.4   $1,148.6   $1,144.2
Bleached paperboard
  Paperboard................................    232.7      246.8      263.6      301.9      314.7
  Market pulp...............................     21.9       31.4       43.8       38.6       47.7
  Nodular pulp..............................      0.5        2.2        3.8        6.3        6.8
  Other(a)..................................     44.3       38.1       41.4       23.8        3.8
Building products
  Pine lumber(b)............................    185.7      153.8      120.9       87.6       72.7
  Fiber products............................     66.3       62.9       55.8       48.2       48.5
  Particleboard.............................    103.0       81.3       70.5       60.7       57.1
  Plywood...................................     56.8       54.0       45.2       36.9       33.3
  Gypsum wallboard..........................     74.3       53.3       36.6       33.1       40.7
  Rigid foam insulation(c)..................       --         --         --         --        4.9
  Retail distribution.......................     58.4       60.0       53.5       42.2       41.7
  Other.....................................      4.8       10.0        8.8        2.4        6.4
Other activities............................     19.2       58.4       77.1       67.9       70.0
                                             --------   --------   --------   --------   --------
  Manufacturing net sales...................  2,306.1    2,100.7    2,075.4    1,898.2    1,892.5
Financial services..........................    631.4      635.1      637.8      608.9      508.6
                                             --------   --------   --------   --------   --------
          Total revenues.................... $2,937.5   $2,735.8   $2,713.2   $2,507.1   $2,401.1
                                             ========   ========   ========   ========   ========

---------------

(a) Reflects Temple-Inland Food Service Corporation beginning with its formation in March 1991.

(b) Excludes the Rome, Georgia, sawmill, sales from which totaled $24.7 million, $20.2 million, $16.9 million, $11.8 million, and $13.3 million in 1994, 1993, 1992, 1991, and 1990, respectively.

(c) A three-year lease with option to purchase was negotiated for the Company's rigid foam insulation operation during the second quarter of 1990, and extended through 1996. On January 31, 1995, the Company sold this operation to the lessee.

     The following table shows the rated annual capacities of the production facilities for, and unit sales of, the principal manufactured products.

                          ANNUAL CAPACITIES/UNIT SALES

                                             RATED ANNUAL
                                             CAPACITY AT                    UNIT SALES
                                             DECEMBER 31,    -----------------------------------------
                                                 1994        1994     1993     1992     1991     1990
                                             ------------    -----    -----    -----    -----    -----
                                                              (IN THOUSANDS OF TONS)
Corrugated container.......................        (a)       2,492    2,394    2,294    2,097    2,061
Bleached paperboard
  Paperboard...............................        (b)         430      426      414      447      462
  Market pulp..............................        (b)          59      100      123      103      107
  Nodular pulp.............................        (b)          28       34       32       19       20
Building products                                           (IN MILLIONS OF BOARD FEET)
  Pine lumber(c)...........................       540          509      484      467      395      342
                                                           (IN MILLIONS OF SQUARE FEET)
  Fiber products...........................       460          441      440      464      443      452
  Particleboard............................       350          347      319      326      321      302
  Plywood..................................       265          260      265      250      253      233
  Gypsum wallboard.........................       810          796      782      621      601      699
  Rigid foam insulation(d).................        --           --       --       --       --       25

---------------

(a) The annual capacity of the box plants is not given because such annual capacity is a function of the product mix, customer requirements, and the type of converting equipment installed and operating at each plant, each of which varies from time to time. The rated annual capacity of Inland's corrugating medium mills is 595,000 tons per year. The rated annual capacity of the linerboard mills is approximately 2.0 million tons per year.

(b) The annual capacity of the paperboard and pulp mill is approximately 525,000 tons, which excludes the capacity of a fourth paper machine at the mill that was shut down late in 1993 due to market conditions for the paperboard grade it produced. Such capacity may vary to some degree depending on product mix. The annual capacity of Temple-Inland Food Service Corporation, formed in March 1991, is not given because such annual capacity is a function of the product mix, customer requirements, and the type of converting equipment installed and operating at each plant, all of which vary from time to time.

(c) Excludes the Rome, Georgia, sawmill, sales from which totaled 74 million board feet, 68 million board feet, 71 million board feet, 59 million board feet, and 67 million board feet in 1994, 1993, 1992, 1991, and 1990, respectively.

(d) A three-year lease with option to purchase was negotiated for the Company's rigid foam insulation operation during the second quarter of 1990, and extended through 1996. On January 31, 1995, the Company sold this operation to the lessee.

NARRATIVE DESCRIPTION OF THE BUSINESS:

     The business of the Company is divided among four groups: (1) the corrugated container group operated by Inland and its subsidiaries, (2) the bleached paperboard group operated by Temple-Inland FPC and its subsidiaries,
(3) the building products group operated by Temple-Inland FPC and its subsidiaries, and (4) the financial services group operated by Financial Services and its subsidiaries. In the year ended December 31, 1994, corrugated container, bleached paperboard, building products, and financial services provided 49%, 10%, 19%, and 21%, respectively, of the total consolidated net revenues of the Company.

     Corrugated Container. Inland manufactures containerboard that it converts into a complete line of corrugated boxes and containers. Approximately 84% of the containerboard produced by Inland in 1994 was converted into corrugated containers at its box plants. Inland's nationwide network of box plants produces a wide range of products from commodity brown boxes to intricate die cut containers that can be printed with multi-color graphics. Even though the corrugated box business is characterized by commodity pricing, each order for each customer is a custom order. Inland's corrugated boxes are sold to a variety of customers in the food, paper, glass containers, chemical, appliance, and plastics industries, among others. As of December 31, 1994, about 48% of Inland's box shipments were sold directly for use in the food industry, including beverage containers.

     Inland also manufactures bulk containers that are constructed of multi-wall corrugated board for extra strength. These are used for bulk shipments of various materials. In addition, Inland manufactures paper sealing tape and other tape specialties.

     During 1994, Inland acquired Rand-Whitney Packaging Corporation ("Rand-Whitney"), a recognized leader in litho-laminate corrugated packaging and high graphics folding cartons. This acquisition reflects the strategic efforts of Inland to expand the high value packaging portion of its product mix. Rand-Whitney will increase Inland's high-value business to about 20% of its packaging business and leverage the capabilities of Inland's Graphics Resource Center.

     Inland services about 5,900 customers with approximately 10,100 shipping destinations. The largest single customer accounted for approximately 5% and the 10 largest customers accounted for approximately 28% of Inland's 1994 revenues. Costs of freight and customer service requirements necessitate the location of box plants relatively close to customers. Each plant tends to service a market within a 150-mile radius of the plant.

     Sales of corrugated shipping containers closely track changing population patterns and other demographics. Historically, there has been a correlation between the demand for containers and containerboard and real growth in the United States gross domestic product. Recently, however, industry shipments have exceeded the growth rate of the U.S. economy.

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

     Bleached paperboard products are sold to a large number of customers. Sales to the largest customer of this segment, with whom the Company has a long-standing contractual relationship, accounted for approximately 16% of this segment's 1994 sales. This level of sales is consistent with sales to this customer over the past several years. Although the loss of this customer could have a material adverse effect on this segment, it would not have a material adverse effect on the Company taken as a whole. The 10 largest customers accounted for approximately 56% of this segment's 1994 sales. During 1994, sales were made to domestic customers in 44 states and Puerto Rico. Contracts specifying annual tonnage quantities are maintained with several major customers.

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

     In addition to the pulp mill expansion, the Company will add a new paper machine and make further upgrades to the three existing fourdrinier paper machines at the Evadale mill to increase paperboard production. The focus of the paperboard expansion program is to enable the mill to efficiently produce low-density paperboard with high quality characteristics that are increasingly demanded by end users. The addition of the new fourdrinier machine, which will be designed primarily for low-density coated board, and the upgrades to the three existing fourdrinier machines, will also enable the mill to balance more effectively its pulp-making capacity with its board-making capacity. A cylinder machine located at the mill was shut down late in 1993 due to weak market conditions for the paperboard grade it produced.

     Demand for bleached paperboard products generally correlates with real growth in the United States gross domestic product, but is also affected by inventory levels maintained by paperboard converters as well as a number of other factors, including changes in industry production capacity and the strength of international markets.

     Temple-Inland Food Service Corporation ("Food Service") is an integrated paper converter formed by the Bleached Paperboard Group to manufacture and market paper containers and products primarily for the food service industry. Food Service consists of converting plants in Carlisle, Ohio, Sacramento and El Cajon, California, Monroe, Louisiana, and Denver, Colorado. Products manufactured include paper plates and bowls, clamshells, carrying trays and boxes, nested food trays, fry cartons, and pails. These products are sold to the fast food industry, retail consumer stores, and restaurants and cafeterias for use in food service.

     Building Products. The Building Products Group produces a wide variety of building products, such as lumber, plywood, particleboard, gypsum wallboard, hardboard siding, and fiberboard sheathing.

     Sales of building products are concentrated in the southeastern and southwestern United States. No significant sales are generated under long-term contracts. Sales of most of these products are made by account managers and representatives. Most sales are to distributors, retailers, and O.E.M. (original equipment manufacturer) accounts. Almost 95% of particleboard sales are to commercial fabricators, such as manufacturers of cabinets and furniture. The 10 largest customers accounted for approximately 21% of the Building Products Group's 1994 sales.

     The building products business is heavily dependent upon the level of residential housing expenditures, including the repair and remodeling market, which is largely dependent upon the availability and cost of mortgage funds.

     During the year, the Company began construction of a new particleboard plant to be located in Hope, Arkansas. The facility is scheduled to be operating in the fourth quarter of 1995. The plant, which will cost approximately $62 million to build, will have an annual production capacity of 170 million square feet of particleboard. The Company also announced that it intends to enter into a joint venture that will produce medium density fiberboard.

     Financial Services. Financial Services operates a consumer savings bank and engages in mortgage banking, land development, and insurance activities.

     (i) Savings Bank. Guaranty is a federally-chartered stock savings bank operated by the Company through its financial services subsidiaries. Guaranty conducts its business through 123 banking centers located primarily in the eastern third of Texas, including Houston, Dallas, San Antonio, and Austin. The primary business of Guaranty is to attract savings deposits from the general public and to invest in loans or mortgage-backed securities secured by mortgages on residential and other real estate.

     Guaranty derives its income primarily from interest earned on real estate mortgages, commercial loans, consumer loans, and investment securities, as well as fees received in connection with loans and deposit services. Its major expense is the interest it pays on consumer deposits and other borrowings. The operations of Guaranty, like those of other savings banks or savings and loan associations, are significantly influenced by general economic conditions, by the monetary, fiscal, and regulatory policies of the federal government, and by the policies of financial institution regulatory authorities. Deposit flows and costs of funds are influenced by interest rates on competing investments and general market rates of interest. Lending activities are affected by the demand for mortgage financing and for other types of loans as well as market conditions. Guaranty primarily seeks assets with interest rates that adjust periodically rather than assets with long-term fixed rates.

     In 1988, Guaranty entered into an assistance agreement (the "Guaranty Assistance Agreement") with the Federal Savings and Loan Insurance Corporation (the "FSLIC"). Pursuant to the Guaranty Assistance Agreement, the FSLIC agreed to provide continuing financial assistance to Guaranty consisting of notes from the FSLIC, guaranteed yield on the book value of assets acquired from the FSLIC ("Covered Assets"), and protection against losses on the book value of the Covered Assets. Pursuant to an acquisition in 1993, Guaranty assumed all of the rights and obligations of American Federal Bank, F.S.B. ("AFB") pursuant to its assistance agreement (the "AFB Assistance Agreement") entered into during 1988 by AFB. All of the notes issued pursuant to these Assistance Agreements have been prepaid and the guarantees are now obligations of the FSLIC Resolution Fund, a government-sponsored entity created in August 1989 and managed by the Federal Deposit Insurance Corporation (the "FDIC"). Both Assistance Agreements are scheduled to expire during 1998. The Company, however, is currently negotiating with the FDIC for early termination of these agreements. At December 31, 1994, the book value of Covered Assets was approximately $418 million, which is less than 5% of the total assets of Guaranty. Included in this amount is $202 million of Covered Assets obtained in the acquisition of AFB.

     The Company receives various tax benefits from the receipt of assistance payments under the Covered Asset guarantees held by Guaranty. The tax benefits to be received by the Company, however, will be subject to (i) the tax laws then in effect, (ii) the amount of income attributable to certain Covered Assets, and
(iii) Guaranty's continued status as a "domestic building and loan association" under the Internal Revenue Code of 1986, as amended. As part of the Omnibus Budget Reconciliation Act of 1993 (the "Act"), Congress changed the treatment of FSLIC assistance payments "with respect to any loss of principal, capital, or similar amount upon the disposition of any asset" so that such assistance is taken into account as compensation for such loss. By enacting this provision, Congress eliminated the tax benefit that was permitted when a thrift deducted the loss on disposition of a Covered Asset while it excluded related assistance payments from income. As a result of the Act, the Company paid the government $47 million during the year for 1991 and 1992 deductions that this legislation eliminated. This payment will have no impact on future net income and the Company will continue to receive other tax benefits from its ownership of Guaranty, such as net operating loss carryforwards, that will reduce its future cash tax payments.

     In addition to other minimum capital standards, regulations of the Office of Thrift Supervision of the Department of the Treasury (the "OTS") currently require savings institutions to maintain a leverage capital ratio of at least 3% of adjusted total assets. In addition, in earlier acquisitions from the FDIC, Guaranty entered into an agreement with the OTS that at the time it makes any future acquisitions, it will maintain a leverage capital ratio of at least 4% of adjusted total assets. At December 31, 1994, Guaranty had a leverage capital ratio of 4.61% of adjusted total assets.

     Guaranty must meet or exceed certain tests to continue its current activities and to take certain deductions under the Internal Revenue Code. At December 31, 1994, Guaranty met or exceeded these tests and intends to continue meeting or exceeding these tests.

     (ii) Mortgage Banking. Temple-Inland Mortgage, a wholly-owned subsidiary of Guaranty headquartered in Austin, Texas, originates and services FHA, VA, and conventional mortgage loans primarily on single family residential property. Temple-Inland Mortgage originates mortgage loans for sale into the secondary market. It typically retains the servicing rights on these loans, but periodically sells some portion of its servicing to third parties. At December 31, 1994, Temple-Inland Mortgage was servicing $10.1 billion in mortgage loans. Temple-Inland Mortgage produced $2.1 billion in mortgage loans during 1994 compared with $4.8 billion during 1993.

     (iii) Land Development and Income Properties. Subsidiaries of Financial Services are involved in the development of 16 residential subdivisions in Texas. The real estate group of the Company also owns 11 commercial properties.

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

     The following schedule presents the average balances, interest income/expense, and rates earned or paid by major balance sheet category for the years 1992 through 1994:

           AVERAGE BALANCE SHEETS AND ANALYSIS OF NET INTEREST SPREAD

                                                YEAR ENDED                     YEAR ENDED                     YEAR ENDED
                                             DECEMBER 31, 1994              DECEMBER 31, 1993              DECEMBER 31, 1992
                                        ---------------------------    ---------------------------    ---------------------------
                                        AVERAGE               YIELD/   AVERAGE               YIELD/   AVERAGE               YIELD/
                                        BALANCE     INTEREST  RATE     BALANCE     INTEREST  RATE     BALANCE     INTEREST  RATE
                                        --------    ------    -----    --------    ------    -----    --------    ------    -----
                                                                          (DOLLARS IN MILLIONS)
ASSETS
  Interest-earning assets:
    Interest-earning deposits in other
      banks............................ $   26.0    $  1.3    4.96%    $   22.6    $   .6    2.78%    $   35.8    $  1.3    3.78%
    Mortgage-backed and investment
      securities.......................  4,154.7     189.8    4.57%     4,981.8     241.9    4.86%     4,962.7     306.4    6.17%
    Securities purchased under
      agreements to resell, agency
      discount notes, and federal funds
      sold.............................    653.5      27.2    4.16%     1,181.4      43.0    3.64%       251.7      10.3    4.07%
    Loans receivable and mortgage loans
      held for sale(1).................  3,241.5     244.7    7.55%     2,248.9     172.9    7.69%     1,609.5     152.4    9.47%
    Covered assets.....................    536.2      30.3    5.66%       405.7      25.4    6.26%       479.4      36.1    7.53%
    Other..............................     25.4       2.2    8.52%        62.2       5.9    9.51%        88.5       7.3    8.29%
                                        --------    ------             --------    ------             --------    ------
        Total interest-earning
          assets.......................  8,637.3    $495.5    5.74%     8,902.6    $489.7    5.50%     7,427.6    $513.8    6.92%
                                                    ======                         ======                         ======
  Cash.................................    107.2                           90.0                           75.8
  Other FSLIC receivables..............     17.4                            5.2                           71.9
  Other assets.........................    469.0                          440.7                          303.8
                                        --------                       --------                       --------
        Total assets................... $9,230.9                       $9,438.5                       $7,879.1
                                        ========                       ========                       ========
LIABILITIES AND SHAREHOLDER'S EQUITY
  Interest-bearing liabilities:
    Deposits:
      Interest-bearing demand.......... $1,549.4    $ 34.5    2.23%    $1,443.4    $ 34.1    2.36%    $1,382.8    $ 43.9    3.17%
      Savings deposits.................    248.3       5.6    2.26%       201.5       5.2    2.57%       182.9       6.1    3.34%
      Time deposits....................  4,615.6     213.7    4.63%     3,919.7     197.5    5.04%     4,384.1     259.6    5.92%
                                        --------    ------             --------    ------             --------    ------
        Total interest-bearing
          deposits.....................  6,413.3     253.8    3.96%     5,564.6     236.8    4.26%     5,949.8     309.6    5.20%
    Advances from the Federal Home Loan
      Bank.............................    154.3       9.5    6.13%        64.2       5.3    8.25%        57.6       5.6    9.64%
    Securities sold under repurchase
      agreements.......................  1,598.0      66.6    4.17%     2,734.2      88.4    3.23%       972.5      35.6    3.66%
    Other borrowings...................     64.4       4.5    6.90%        82.6       5.6    6.74%       110.8       7.6    6.90%
                                        --------    ------             --------    ------             --------    ------
        Total interest-bearing
          liabilities..................  8,230.0    $334.4    4.06%     8,445.6    $336.1    3.98%     7,090.7    $358.4    5.05%
                                                    ======                         ======                         ======
  Noninterest-bearing demand...........     85.8                           92.4                           51.2
  Other liabilities....................    363.0                          388.4                          306.8
  Shareholder's equity.................    552.1                          512.1                          430.4
                                        --------                       --------                       --------
        Total liabilities and
          shareholder's equity......... $9,230.9                       $9,438.5                       $7,879.1
                                        ========                       ========                       ========
        Net interest income............             $161.1                         $153.6                         $155.4
                                                    ======                         ======                         ======
        Net yield on interest-earning
          assets.......................                       1.87%                          1.73%                          2.09%
                                                              =====                          =====                          =====

---------------

(1) Nonaccruing loans are included in the average of loans receivable.

     The following table provides an analysis of the changes in net interest income attributable to changes in volume of interest-earning assets or interest-bearing liabilities and to changes in rates earned or paid:

                         VOLUME/RATE VARIANCE ANALYSIS

                                                     1994 COMPARED WITH 1993                  1993 COMPARED WITH 1992
                                                  INCREASE (DECREASE) DUE TO (1)          INCREASE (DECREASE) DUE TO (1)
                                                 --------------------------------        ---------------------------------
                                                 VOLUME        RATE        TOTAL         VOLUME        RATE         TOTAL
                                                 ------       ------       ------        ------       -------       ------
                                                                              (IN MILLIONS)
Interest income:
  Interest-earning deposits in other banks.....  $  .1        $   .6       $   .7        $ (.4)       $   (.3)      $  (.7)
  Mortgage-backed and investment securities....  (38.4)        (13.7)       (52.1)         1.2          (65.7)       (64.5)
  Securities purchased under agreements to
    resell, agency discount notes, and federal
    funds sold.................................  (21.3)          5.5        (15.8)        33.9           (1.2)        32.7
  Loans receivable and mortgage loans held for
    sale.......................................   74.9          (3.1)        71.8         52.8          (32.3)        20.5
  Covered assets...............................    7.6          (2.7)         4.9         (5.1)          (5.6)       (10.7)
  Other........................................   (3.2)          (.5)        (3.7)        (2.4)           1.0         (1.4)
                                                 -----        ------       ------        -----        -------       ------
        TOTAL INTEREST INCOME..................  $19.7        $(13.9)      $  5.8        $80.0        $(104.1)      $(24.1)
                                                 =====        ======       ======        =====        =======       ======
Interest expense:
  Deposits:
    Interest-bearing demand....................  $ 2.4        $ (2.0)      $   .4        $ 1.8        $ (11.6)      $ (9.8)
    Savings deposits...........................    1.1           (.7)          .4           .6           (1.5)         (.9)
    Time deposits..............................   33.1         (16.9)        16.2        (25.8)         (36.3)       (62.1)
                                                 -----        ------       ------        -----        -------       ------
        TOTAL INTEREST ON DEPOSITS.............   36.6         (19.6)        17.0        (23.4)         (49.4)       (72.8)
  Advances from the Federal Home Loan Bank.....    5.8          (1.6)         4.2           .6            (.9)         (.3)
  Securities sold under repurchase
    agreements.................................  (43.0)         21.2        (21.8)        57.4           (4.6)        52.8
  Other borrowings.............................   (1.2)           .1         (1.1)        (1.9)           (.1)        (2.0)
                                                 -----        ------       ------        -----        -------       ------
        TOTAL INTEREST EXPENSE.................  $(1.8)       $   .1       $ (1.7)       $32.7        $ (55.0)      $(22.3)
                                                 =====        ======       ======        =====        =======       ======
  Net interest income (expense)................  $21.5        $(14.0)      $  7.5        $47.3        $ (49.1)      $ (1.8)
                                                 =====        ======       ======        =====        =======       ======

---------------

(1) The change in interest income and expense due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

     The following table sets forth the carrying amount of mortgage-backed and investment securities as of the dates indicated:

                              TYPES OF INVESTMENTS

                                                                         DECEMBER 31,
                                                                 -----------------------------
                                                                  1994       1993       1992
                                                                 -------    -------    -------
                                                                         (IN MILLIONS)
Held-to-Maturity:
Mortgage-backed securities..................................... $3,760.4   $4,336.2   $5,185.3
Debt securities
  U.S. Government securities (including agencies)..............       .3         .8        1.9
  Corporate bonds..............................................      1.5        1.2       11.1
  Other........................................................       .1         .1        9.8
                                                                --------   --------   --------
                                                                     1.9        2.1       22.8
                                                                --------   --------   --------
Equity securities
  Federal Home Loan Bank Stock.................................       --       68.9       56.4
  Other........................................................       --         .1         .4
                                                                --------   --------   --------
                                                                      --       69.0       56.8
                                                                --------   --------   --------
Available-for-Sale:
Mortgage-backed securities.....................................    137.7         --         --
Equity securities
  Federal Home Loan Bank Stock.................................     63.2         --         --
  Other........................................................      1.0         --         --
                                                                --------   --------   --------
                                                                    64.2         --         --
                                                                --------   --------   --------
                                                                $3,964.2   $4,407.3   $5,264.9
                                                                ========   ========   ========

     The table below sets forth the maturities of mortgage-backed and investment securities as of December 31, 1994:

       MATURITY DISTRIBUTION OF MORTGAGE-BACKED AND INVESTMENT SECURITIES

                                                              MATURING
                                  -----------------------------------------------------------------
                                                                                                        VARIABLE/NO
                                  WITHIN 1 YEAR      1-5 YEARS        5-10 YEARS     OVER 10 YEARS        MATURITY         TOTAL
                                  --------------   --------------   --------------   --------------   ----------------   CARRYING
                                  AMOUNT   YIELD   AMOUNT   YIELD   AMOUNT   YIELD   AMOUNT   YIELD    AMOUNT    YIELD     VALUE
                                  ------   -----   ------   -----   ------   -----   ------   -----   --------   -----   --------
                                                                     (DOLLARS IN MILLIONS)
Held-to-Maturity:
Mortgage-backed securities......   $ --      --     $ --      --     $ --      --     $ --      --    $3,760.4   4.89%   $3,760.4
Debt securities
  U.S. Government securities
    (including agencies)........     .3    5.84%      --      --       --      --       --      --          --     --          .3
  Corporate bonds...............     --      --       .6    9.00%      --      --       .9    6.92%         --     --         1.5
  Other.........................     --      --       .1    7.31%      --      --       --      --          --     --          .1
                                   ----             ----             ----             ----            --------           --------
                                     .3               .7               --               .9                  --                1.9
                                   ----             ----             ----             ----            --------           --------
Available-for-Sale:
Mortgage-backed securities......     --      --       --      --       --      --       --      --       137.7   4.89%      137.7
Equity securities
  Federal Home Loan Bank
    Stock.......................     --      --       --      --       --      --       --      --        63.2   5.78%       63.2
  Other.........................     --      --       --      --       --      --       --      --         1.0     --         1.0
                                   ----             ----             ----             ----            --------           --------
                                     --               --               --               --                64.2               64.2
                                   ----             ----             ----             ----            --------           --------
                                   $ .3             $ .7             $ --             $ .9            $3,962.3           $3,964.2
                                   ====             ====             ====             ====            ========           ========

     The following table shows the loan distribution for Financial Services:

                                 TYPES OF LOANS

                                                                        AS OF DECEMBER 31,
                                                          -----------------------------------------------
                                                           1994      1993      1992      1991      1990
                                                          -------   -------   -------   -------   -------
                                                                           (IN MILLIONS)
Real estate mortgage.................................... $3,137.5  $2,302.9  $1,153.3   $ 863.2   $ 782.5
Construction and development............................  1,022.6     643.7     274.6     216.6      66.7
Commercial..............................................    229.0      80.7      25.4      58.2      41.6
Consumer and other......................................    366.0     404.1     271.1     294.9     184.7
                                                          -------   -------   -------   -------   -------
                                                          4,755.1   3,431.4   1,724.4   1,432.9   1,075.5
Less:
  Unfunded portion of loans.............................  1,027.7     614.0     320.6     146.1      51.9
  Unearned discounts....................................       .6       3.0       9.3      24.5       3.4
  Unamortized purchase discounts........................     (5.1)      8.9      28.1      39.5      49.4
  Net deferred fees.....................................      3.2       2.2       2.3        .7       1.1
  Allowance for loan losses.............................     53.9      47.9      20.8      19.5       2.0
                                                          -------   -------   -------   -------   -------
                                                          1,080.3     676.0     381.1     230.3     107.8
                                                          -------   -------   -------   -------   -------
                                                         $3,674.8  $2,755.4  $1,343.3  $1,202.6   $ 967.7
                                                         ========  ========  ========  ========   =======

     The table below presents the maturity distribution of loans (excluding real estate mortgage and consumer loans) outstanding at December 31, 1994, based on scheduled repayments. The amounts due after one year, classified according to the sensitivity to changes in interest rates, are also provided.

       MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

                                                                        MATURING
                                                        -----------------------------------------
                                                        WITHIN     1 TO 5      AFTER
                                                        1 YEAR     YEARS      5 YEARS      TOTAL
                                                        ------     ------     -------     -------
                                                                      (IN MILLIONS)
Construction and development..........................  $658.6     $363.4      $  .6      $1,022.6
Commercial............................................   103.9       91.7       33.4         229.0
                                                        ------     ------     -------     --------
                                                        $762.5     $455.1      $34.0      $1,251.6
                                                        ======     ======     ======      ========
Loans maturing after 1 year with:
  Fixed interest rates................................             $ 68.5      $24.4
  Variable interest rates.............................              386.6        9.6
                                                                   ------     -------
                                                                   $455.1      $34.0
                                                                   ======     ======

     Nonaccrual, past due, restructured, and other potential problem loans were less than two percent of total loans during 1994, 1993, 1992, 1991, and 1990. The aggregate amounts and the interest income foregone on such loans, therefore, are immaterial and are not disclosed.

     The following tables summarize activity in the allowance for loan losses and show the allocation of the allowance for loan losses by loan type:

                   ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

                                                            YEAR ENDED DECEMBER 31,
                                             -----------------------------------------------------
                                              1994        1993        1992        1991        1990
                                             ------       -----       -----       -----       ----
                                                              (DOLLARS IN MILLIONS)
Balance at beginning of year................ $ 47.9       $20.8       $19.5       $ 2.0       $1.2
Charge-offs:
  Real estate mortgages.....................   (4.4)(a)     (.7)       (1.8)        (.4)       (.2)
  Commercial................................   (1.1)         --          --          --         --
  Consumer and other........................   (4.7)(a)    (1.8)       (1.9)       (1.6)       (.5)
                                             ------       -----       -----       -----       ----
                                              (10.2)       (2.5)       (3.7)       (2.0)       (.7)
Recoveries:
  Real estate mortgages.....................     .6          .2          .2          --         --
  Commercial................................     .1          --          --          --         --
  Consumer and other........................    1.4          .6          .8          .2         .1
                                             ------       -----       -----       -----       ----
                                                2.1          .8         1.0          .2         .1
                                             ------       -----       -----       -----       ----
          Net charge-offs...................   (8.1)(a)    (1.7)       (2.7)       (1.8)       (.6)
Additions charged to operations.............    6.5         4.8         2.6         2.3        1.4
Additions related to bulk purchases of
  loans.....................................    7.6        24.0(a)      1.4        17.0         --
                                             ------       -----       -----       -----       ----
Balance at end of year...................... $ 53.9       $47.9       $20.8       $19.5       $2.0
                                             ======       =====       =====       =====       ====
Ratio of net charge-offs during the year to
  average loans outstanding during the
  year......................................   0.27%       0.10%       0.22%       0.15%      0.08%
                                             ======       =====       =====       =====       ====

---------------
(a) Principally related to the loan portfolio from the acquisition of AFB.

                  ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
                             (DOLLARS IN MILLIONS)

                                                             YEAR ENDED DECEMBER 31,
                -----------------------------------------------------------------------------------------------------------------
                        1994                   1993                   1992                   1991                   1990
                ---------------------  ---------------------  ---------------------  ---------------------  ---------------------
                           PERCENT OF             PERCENT OF             PERCENT OF             PERCENT OF             PERCENT OF
                            LOANS TO               LOANS TO               LOANS TO               LOANS TO               LOANS TO
                AMOUNT OF    TOTAL     AMOUNT OF    TOTAL     AMOUNT OF    TOTAL     AMOUNT OF    TOTAL     AMOUNT OF    TOTAL
                ALLOWANCE    LOANS     ALLOWANCE    LOANS     ALLOWANCE    LOANS     ALLOWANCE    LOANS     ALLOWANCE    LOANS
                ---------  ----------  ---------  ----------  ---------  ----------  ---------  ----------  ---------  ----------
Real estate....   $37.5        66%       $24.5        67%       $13.5        67%       $13.2        60%       $  .9        73%
Construction
  and
 development...     1.3        21%         1.0        19%          .5        16%          .3        15%          .3         6%
Commercial.....    10.2         5%        14.7         2%         2.8         1%          .7         4%          .1         4%
Consumer and
  other........     4.9         8%         7.7        12%         4.0        16%         5.3        21%          .7        17%
                  -----       ----       -----       ----       -----       ----       -----       ----       -----       ----
                  $53.9       100%       $47.9       100%       $20.8       100%       $19.5       100%       $ 2.0       100%
                  =====       ====       =====       ====       =====       ====       =====       ====       =====       ====

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

     The amount of time deposits of $100,000 or more and related maturities at December 31, 1994, are disclosed in Note G to Financial Services Financial Statements on page 44 of the Company's 1994 Annual Report.

     Return on Equity and Assets. The following table shows operating and capital ratios of Financial Services for each of the last three years:

                          OPERATING AND CAPITAL RATIOS

                                                                    YEAR ENDED DECEMBER 31,
                                                                  ----------------------------
                                                                   1994      1993(1)     1992
                                                                  ------     ------     ------
Return on average assets........................................    .44%      1.07%       .68%
Return on average equity........................................   7.41%     19.73%     12.42%
Dividend payout ratio...........................................  73.22%     41.56%     17.40%
Equity to assets ratio..........................................   5.99%      5.43%      5.46%

---------------

(1) The 1993 ratios reflect the effect of an accounting change due to the adoption of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, of approximately $52 million.

     Short-term borrowings. The following table shows short-term borrowings outstanding at the end of the reported period:

                             SHORT TERM BORROWINGS
                                 (IN MILLIONS)

                                                                                                   WEIGHTED
                                                                    MAXIMUM         AVERAGE        AVERAGE
                                                     WEIGHTED       AMOUNT          AMOUNT         INTEREST
                                      BALANCE AT     AVERAGE      OUTSTANDING     OUTSTANDING        RATE
                                        END OF       INTEREST     DURING THE      DURING THE      DURING THE
                                        PERIOD         RATE         PERIOD          PERIOD          PERIOD
                                      ----------     --------     -----------     -----------     ----------
Securities sold under agreements to
  repurchase
  1994..............................   $1,365.2         6.1%        $2,300.2        $1,598.0          4.1%
  1993..............................   $1,570.7         3.3%        $2,437.2        $2,734.2          3.2%
  1992..............................   $1,459.5         3.5%        $1,571.4        $  972.5          3.7%

Note: Securities sold under agreements to repurchase generally mature within one to four days of the transaction date. Average borrowings during the year was calculated based on daily average.

     Other Activities. A subsidiary of Temple-Inland FPC was engaged in commercial, industrial, and public works contracting as a prime contractor until its operations were terminated by the Company during 1993. During 1994, the Company sold the assets of its subsidiary that constructed and maintained electrical distribution facilities for local utilities.

RAW MATERIALS

     The Company's main resource is timber, with approximately 1.9 million acres of timberland located in Texas, Louisiana, Alabama, and Georgia. In 1994, wood fiber required for the Company's paper and wood products operations was produced from these lands and as a by-product of our solid wood operations to the extent shown on the following chart:

                            WOOD FIBER REQUIREMENTS

                                                                    PERCENTAGE
                                                                     SUPPLIED
                RAW MATERIALS                                       INTERNALLY
                -------------                                       ----------
                Sawtimber.........................................    48.1%
                Pine Pulpwood.....................................    44.7%
                Hardwood Pulpwood.................................    16.2%

     The balance of the wood fiber required for these operations was purchased from numerous landowners and other lumber companies. During 1994, the bleached paperboard mill in Evadale, Texas, purchased small amounts of recycled pulp. As the expansion program is completed, this mill may purchase increasing amounts of recycled fiber.

     Linerboard and corrugated medium are the principal materials used by Inland to make corrugated boxes. The mills at Rome, Georgia, and Orange, Texas, are solely linerboard mills. The Ontario, California, and Maysville, Kentucky, mills are traditionally linerboard mills, but can be used to manufacture corrugated medium. The Newport, Indiana, Newark, California, and New Johnsonville, Tennessee, mills are solely corrugated medium mills. The principal raw material used by the Rome, Georgia, and Orange, Texas, mills is virgin fiber; the Ontario, California, Newark, California, Newport, Indiana, and Maysville, Kentucky, mills use only old corrugated containers ("OCC") and the mill at New Johnsonville, Tennessee, uses a combination of virgin fiber and OCC. The price of OCC rose during the year until hitting a peak in the third quarter at a level three times greater than the price paid by the Company early in the year. The price of OCC moderated during the fourth quarter, but has started to rise again early in 1995. Similar fluctuations in future years could force the Company to absorb increased material costs. The Company's historical grade patterns produce more linerboard and less corrugated medium than is converted at the Company's box plants. The deficit of corrugated medium is obtained through open market purchases and/or trades and the excess linerboard is sold in the open-market.

     Temple-Inland FPC obtains the gypsum for its wallboard operations from its own quarry near Fletcher, Oklahoma, and from one outside source through a long-term purchase contract.

     In the opinion of management, the sources outlined above will be sufficient to supply the Company's raw material needs for the foreseeable future.

ENERGY

     Energy requirements at the Company's manufacturing facilities are supplied by electricity, steam, and a variety of fuels, including natural gas, fuel oil, coal, and in some instances, waste products resulting from the manufacturing process at the facility concerned. By utilizing these waste products, Inland was able to generate approximately 15% of its energy requirements and Temple-Inland FPC generated approximately 66% of its energy requirements during 1994. The Ontario, California, mill includes a cogeneration plant that sells excess electricity generated to an electric utility. In most cases where natural gas or fuel oil is used as a fuel, the box plants possess a dual capacity enabling them to use either of the fuels as a source of energy.

     The natural gas needed to run the Company's natural gas fueled power boilers is acquired pursuant to multiple gas contracts that provide for the purchase of gas on an interruptible basis at favorable rates.

EMPLOYEES

     At December 31, 1994, the Company and its subsidiaries had approximately 15,000 employees. Approximately 5,000 of these employees are covered by collective bargaining agreements. These agreements generally run for a term of two to five years and have varying expiration dates. The following table summarizes certain information about the collective bargaining agreements that cover a significant number of employees:

            LOCATION                      BARGAINING UNIT(S)                  EMPLOYEES COVERED          EXPIRATION DATE
---------------------------------  ---------------------------------  ---------------------------------  ----------------
Bleached Paperboard Mill,
Evadale, Texas...................  United Paperworkers International  513 Hourly Production Employees,   August 1, 1998
                                   Union ("UPIU"), Local 801, UPIU,   206 Hourly Mechanical Mainte-
                                   Local 825, and International       nance Employees, and 70
                                   Brotherhood of Electrical Workers  Electrical Maintenance Employees
                                   ("IBEW"), Local 390
Linerboard Mill, Orange, Texas...  UPIU, Local 1398, and UPIU,        235 Hourly Production Employees    July 31, 1999
                                   Local 391                          and 104 Hourly Maintenance
                                                                      Employees
Linerboard Mill, Rome, Georgia...  UPIU, Local 804, IBEW, Local 613,  316 Hourly Production Employees,   August 28, 2000
                                   United Association of Journeymen   43 Electrical Maintenance
                                   & Apprentices of the Plumbing &    Employees and 172 Hourly Mainte-
                                   Pipefitting Industry of the U.S.   nance Employees
                                   and Canada, Local 766, and Inter-
                                   national Association of
                                   Machinists & Aerospace Workers,
                                   Local 414
Evansville, Indiana, Louisville,
Kentucky, Middletown, Ohio, and
Erie, Pennsylvania, Box Plants
("Northern Multiple")............  UPIU, Local 1046, UPIU, Local      95 Hourly Production Employees,    April 30, 1996
                                   1737, UPIU, Local 114, and UPIU,   85 Hourly Production Employees,
                                   Local 954, respectively            95 Hourly Production Employees,
                                                                      and 70 Hourly Production Employ-
                                                                      ees, respectively
Rome, Georgia, Macon, Georgia,
and Orlando, Florida, Box Plants
("Southern Multiple")............  UPIU Local 838, UPIU, Local 628,   129, 89, and 95 Hourly Production  December 1, 1997
                                   and UPIU Local 834, respectively   Employees, respectively

     The Company has additional collective bargaining agreements with the employees of various of its other box plants, mills, and building products plants. These agreements each cover a relatively small number of employees and are negotiated on an individual basis at each such facility.

     The Company considers its relations with its employees to be good.

ENVIRONMENTAL PROTECTION

     The operations conducted by the subsidiaries of the Company are subject to Federal, State, and local provisions regulating the discharge of materials into the environment and otherwise related to the protection of the environment. Compliance with these provisions, primarily the Federal Clean Air Act, Clean Water Act, Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986 ("CERCLA"), and Resource Conservation and Recovery Act ("RCRA"), has required the Company to invest substantial funds to modify facilities to assure compliance with applicable environmental regulations. Capital expenditures directly related to environmental compliance totaled approximately $24 million during 1994. This amount does not include capital expenditures for environmental control facilities made as part of major mill modernizations and expansions or capital expenditures made for another purpose that have an indirect benefit on environmental compliance.

     The Company is committed to protecting the health and welfare of its employees, the public, and our environment and strives to maintain compliance with all state and federal environmental regulations in a manner that is also cost effective. In recent modernization programs, most notably at Evadale, Texas, the

Company has used state of the art technology for its air and water emissions. These forward-looking programs minimize the impact that changing regulations have on capital expenditures for environmental compliance.

     Future expenditures for environmental control facilities will depend on new laws and regulations and other changes in legal requirements and agency interpretations thereof, as well as technological advances. The Company expects the trend toward more stringent environmental regulation to continue for the foreseeable future. The trend in interpretation and application of existing regulations by regulatory authorities also appears to be toward increasing stringency particularly under RCRA with respect to certain solid wastes generated at kraft mills. Given these uncertainties, the Company currently estimates that capital expenditures for environmental purposes during the period 1995 through 1997 will average approximately $15 million each year. The estimated expenditures could be significantly higher if more stringent laws and regulations are implemented.

     On December 17, 1993, the U.S. Environmental Protection Agency (the "EPA") published extensive proposed regulations governing air and water emissions from the pulp and paper industry (the "Cluster Rules"). The Company anticipates that these proposed regulations will change before becoming effective. Due to the uncertainty of the final form of the Cluster Rules, it is impossible to predict the exact capital expenditures necessary for compliance. Therefore, the estimated expenditures disclosed above do not include expenditures that may be mandated by the Cluster Rules. The EPA reportedly estimates that compliance with the Cluster Rules will require paper manufacturers to spend $4 billion for capital investments and $600 million in annual expenditures. The American Forest and Paper Association, an industry trade association (the "AFPA"), estimates the costs to the pulp and paper industry of complying with the Cluster Rules will exceed $10 billion, based on an industry-sponsored study by California-based SRI International. Based upon its interpretation of the Cluster Rules as currently proposed, the Company estimates that compliance with these rules may require modifications at several facilities. Some of these modifications can be included in modernization projects that will provide economic benefits to the Company. The extent of such benefits can increase these investments, but currently these expenditures are not expected to exceed $200 million over the next five years, and could be less if the Company's recovery boilers meet the new standards.

     RCRA establishes a regulatory program for the treatment, storage, transportation, and disposal of solid and hazardous wastes. Under RCRA, subsidiaries of the Company have prepared hazardous waste closure plans to address land disposal units containing hazardous wastes formerly managed at various facilities. These closure plans are in various states of implementation, with most sites simply awaiting state certification. The Company believes that the costs associated with these plans will not have a material impact on the earnings or competitive position of the Company.

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

     The corrugated packaging industry is highly competitive with over 1,500 box plants in the United States. Box plants operated by Inland and its subsidiaries accounted for 8.5% of total industry shipments during 1994. Although corrugated packaging is dominant in the national distribution process, Inland's products also compete with various other packaging materials, including products made of paper, plastics, wood, and metals.

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

     In its operations, Financial Services competes with commercial banks, savings and loan associations, mortgage bankers, and other lenders in its mortgage banking and consumer savings bank activities, and with real estate investment and management companies in its development activities. Mortgage banking, real estate development, and consumer savings banks are highly competitive businesses, and a number of entities with which the Company competes have greater resources.

EXECUTIVE OFFICERS

     Set forth below are the names, ages, and titles of the persons who serve as executive officers of the Company:

               NAME                AGE                      OFFICE
---------------------------------- ---   ---------------------------------------------
Clifford J. Grum..................  60   Chairman of the Board and Chief Executive
                                         Officer
David L. Ashcraft.................  49   Group Vice President
William B. Howes..................  57   Group Vice President
Harold C. Maxwell.................  54   Group Vice President
Kenneth M. Jastrow, II............  47   Chief Financial Officer
M. Richard Warner.................  43   Vice President, General Counsel, and
                                         Secretary
David H. Dolben...................  59   Vice President and Chief Accounting Officer
David W. Turpin...................  44   Treasurer

     Clifford J. Grum became Chairman of the Board, Chief Executive Officer, and a Director of the Company in February 1991 after serving as President, Chief Executive Officer, and a Director since October 1983. He also serves as Chairman, President, and Chief Executive Officer of Temple-Inland FPC, a Director of Inland, Chairman and Chief Executive Officer of Guaranty, and Chairman, Chief Executive Officer, and a Director of Financial Services.

     David L. Ashcraft became a Group Vice President of the Company in May 1989. He has also served as Group Vice President -- Bleached Paperboard of Temple-Inland FPC since November 1982.

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

     Kenneth M. Jastrow, II became the Chief Financial Officer of the Company in November 1991. He also serves as Chairman of Temple-Inland Mortgage, President of Guaranty, and President of Financial Services. In 1984, Mr. Jastrow formed Capitol Mortgage Bankers, which became a subsidiary of the Company through an acquisition in June 1991 and changed its name to Temple-Inland Mortgage Corporation during 1992. In March 1990, Security Financial Corporation, of which Mr. Jastrow was an executive officer, filed a voluntary petition under Chapter 11 of the Bankruptcy Code.

     M. Richard Warner became Vice President, General Counsel and Secretary of the Company in June 1994. He also serves as Vice President, Secretary, and a Director of Inland and as a Director and Assistant Secretary of Temple-Inland FPC. From 1991 to 1994, Mr. Warner was an attorney in private practice in Lufkin, Texas. Mr. Warner served as Treasurer of the Company from January 1986 to 1990 and as Vice Chairman of Guaranty from 1990 to 1991.

     David H. Dolben became Vice President of the Company in May 1987. Mr. Dolben also serves as Vice President, Treasurer, and a Director of Temple-Inland FPC and a Director of Inland.

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

ITEM 2. PROPERTIES

     The Company owns and operates plants, mills, and manufacturing facilities throughout the United States and has two box plants in Mexico and a 50% joint venture interest in a box plant in Argentina. Additional descriptions as of year-end of selected properties are set forth in the following charts:

                              CONTAINERBOARD MILLS

                                                                               RATED
                                                                  NO. OF       ANNUAL         1994
                   LOCATION                       PRODUCT        MACHINES     CAPACITY     PRODUCTION
----------------------------------------------  ------------     --------     --------     ----------
                                                                                   (IN TONS)
Ontario, California...........................  Linerboard         1           305,000       301,000
Rome, Georgia.................................  Linerboard         2           825,000       809,000
Orange, Texas.................................  Linerboard/        2           600,000       613,000
                                                Kraft Paper
Maysville, Kentucky...........................  Linerboard         1           295,000       289,000
Newark, California............................  Medium             2            70,000        69,000
Newport, Indiana..............................  Medium             1           275,000       273,000
New Johnsonville, Tennessee...................  Medium             1           250,000       249,000

                            BLEACHED PAPERBOARD MILL

                                                                             RATED
                                                              NO. OF         ANNUAL           1994
        LOCATION                PRODUCT MIX                  MACHINES       CAPACITY       PRODUCTION
-------------------------  ---------------------             --------       --------       ----------
                                                                                   (IN TONS)
Evadale, Texas...........  Bleached Pulp           10%                                        50,548
                           Food Service            38%                                       195,732
                           Packaging               22%                                       114,540
                           Office Supplies         21%                                       107,424
                           Specialties              4%                                        19,669
                           Nodular Pulp             5%                                        27,440
                                                  ----                                      --------
                                                  100%         3             525,000*        515,353
                                                                                            ========

---------------
* Such capacity may vary to some degree depending on product mix. A fourth machine at the mill is no longer operating due to market conditions for the paperboard grade it was designed to produce.

                        FOOD SERVICE CONVERTING PLANTS*


                                                                                              DATE
                               LOCATION                                     PLANT SIZE      ACQUIRED
----------------------------------------------------------------------   ----------------   --------
                                                                         (IN SQUARE FEET)
Sacramento, California................................................        88,000          1991
Carlisle, Ohio(1).....................................................        83,000          1991
El Cajon, California..................................................       120,000          1991
Denver, Colorado......................................................        50,000          1991
Monroe, Louisiana.....................................................        29,000          1994

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

                          CORRUGATED CONTAINER PLANTS*

                                                                                        DATE
                                                                    CORRUGATOR       ACQUIRED OR
                             LOCATION                                  SIZE          CONSTRUCTED
------------------------------------------------------------------  ----------       -----------
Fort Smith, Arkansas..............................................     87"               1978
Bell, California..................................................     97"               1972
Buena Park, California(1).........................................     85"               1990
El Centro, California(1)..........................................     87"               1990
Newark, California................................................     87"               1974
Ontario, California...............................................     87"               1985
Santa Fe Springs, California......................................     87"               1972
Santa Fe Springs, California(1)**.................................     87"               1990
Santa Fe Springs, California***...................................    None               1990
Tracy, California**...............................................     87"               1986
Wheat Ridge, Colorado.............................................     87"               1977
Orlando, Florida..................................................     98"               1955
Macon, Georgia....................................................    100"               1947
Rome, Georgia**...................................................  87" & 98"            1955
Chicago, Illinois.................................................     87"               1957
Crawfordsville, Indiana...........................................     98"               1971
Evansville, Indiana...............................................     98"               1958
Indianapolis, Indiana.............................................     87"               1990
Garden City, Kansas...............................................     96"               1981
Kansas City, Kansas...............................................     87"               1981
Louisville, Kentucky..............................................     87"               1958
Minden, Louisiana.................................................     98"               1986
Minneapolis, Minnesota............................................     87"               1986
Hattiesburg, Mississippi..........................................     87"               1965
St. Louis, Missouri...............................................     87"               1963
Spotswood, New Jersey.............................................     87"               1963
Middletown, Ohio..................................................     98"               1930
Biglerville, Pennsylvania.........................................     98"               1955
Erie, Pennsylvania................................................     85"               1952
Hazleton, Pennsylvania............................................     98"               1976
Vega Alta, Puerto Rico............................................     87"               1977
Lexington, South Carolina.........................................     80"               1980
Rock Hill, South Carolina.........................................     87"               1972
Elizabethton, Tennessee...........................................     98"               1982
Elizabethton, Tennessee(1)***.....................................    None               1990
Dallas, Texas.....................................................     87"               1962
Edinburg, Texas...................................................     87"               1989
Petersburg, Virginia..............................................     87"               1991
San Jose Iturbide, Mexico.........................................     87"               1994
Monterrey, Mexico.................................................     78"               1994
Buenos Aires, Argentina(2)........................................     98"               1994

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

 ** The Santa Fe Springs, California (Crockett), Tracy, California and Rome,
    Georgia plants each contain two corrugators.

*** Sheet plants.

(1) Leased facilities.

(2) This facility is owned by a joint venture in which the Company has a 50% interest.

     Additionally, Inland owns a graphics resource center in Indianapolis, Indiana, that has a 100" preprint press and a tape manufacturing facility in Milwaukee, Wisconsin, and also leases 18 warehouses located throughout much of the United States. During 1994, Inland entered into two separate joint ventures, one of which operates a box plant in Argentina and the other of which will operate a box plant in Chile. As a result of its acquisition of Rand-Whitney, Inland owns a specialty converting plant in Harrington, Delaware, and leases specialty converting plants in Leominster, Massachusetts, and Montville, Connecticut.

                               BUILDING PRODUCTS

                                                                                        RATED
                                                                                        ANNUAL
                     DESCRIPTION                                LOCATION               CAPACITY
------------------------------------------------------  ------------------------   ---------------
                                                                                   (IN MILLIONS OF
                                                                                      BOARD FEET)
Lumber................................................  Diboll, Texas                    150*
Lumber................................................  Pineland, Texas                   85
Lumber................................................  Buna, Texas                      170
Lumber................................................  Rome, Georgia                     80
Lumber................................................  DeQuincy, Louisiana              135

---------------
* Includes separate finger jointing capacity of 10 million board feet.

                                                                                        RATED
                                                                                        ANNUAL
                     DESCRIPTION                                LOCATION               CAPACITY
------------------------------------------------------  ------------------------   ---------------
                                                                                   (IN MILLIONS OF
                                                                                     SQUARE FEET)
Fiberboard............................................  Diboll, Texas                    460
Particleboard.........................................  Monroeville, Alabama             120
Particleboard.........................................  Thomson, Georgia                 115
Particleboard.........................................  Diboll, Texas                    115
Plywood...............................................  Pineland, Texas                  265
Gypsum Wallboard......................................  West Memphis, Arkansas           390
Gypsum Wallboard......................................  Fletcher, Oklahoma               420

     The Company is building a new particleboard plant to be located in Hope, Arkansas. The plant is expected to be completed in the fourth quarter of 1995 and will produce 170 million square feet of particleboard annually.

                            TIMBER AND TIMBERLANDS*
                                   (IN ACRES)

            Pine Plantations........................................   1,280,086
            Natural Pine............................................     349,174
            Hardwood................................................     213,936
            Special Use.............................................      52,756
                                                                       ---------
                      TOTAL.........................................   1,895,952
                                                                       =========

---------------
* Includes approximately 95,000 acres of leased land.

     In the opinion of management, the Company's plants, mills, and manufacturing facilities are suitable for their purpose and adequate for the Company's business.

     The Company owns certain of the office buildings in which various of its corporate offices are headquartered. This includes approximately 76,000 square feet of space in Diboll, Texas, and approximately 100,000 square feet in Indianapolis, Indiana. During 1994, the Company began construction of a 270,000 square foot office building in Austin, Texas. This facility, scheduled for completion in late 1995, will house nearly 1,000 employees of Financial Services and Guaranty.

     The Company also owns 336,000 mineral acres in Texas and Louisiana. Revenue from lease and production activities on these acres totaled $3.6 million in 1994. Additionally, the Company owns 395,830 mineral acres in Alabama and Georgia. There was no significant income from these minerals in 1994.

     Reference is made to the "Long-Term Debt" Note to the Financial Statements of the Company on page 37 of the Company's 1994 Annual Report to Shareholders for information concerning various mortgages and other encumbrances on the properties, which information is incorporated herein by reference.

ITEM 3. LEGAL PROCEEDINGS:

GENERAL:

     The Company and its subsidiaries are involved in various legal proceedings that have arisen from time to time in the ordinary course of business. In the opinion of the Company's management, such proceedings will not be material in relation to the consolidated financial position of the Company and its subsidiaries.

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

     A cooperative study of the paper industry and the United States Environmental Protection Agency ("EPA") conducted in 1988 found trace amounts, in the parts per trillion level, of the chemical compound dioxin in some samples of paper mill sludge and bleach pulp. During 1992, the Company completed modifications to its bleaching process that successfully reduced the dioxin in its wastewater emissions to a point that dioxin was not detected in 1994 testing. The possible effects of human exposure to dioxin in trace amounts is currently the subject of much debate. Based on scientific studies conducted to date, the Company believes that human exposure to dioxin in whatever trace concentration might remain, if any, in the Company's treated wastewater does not represent a health risk to its employees or to the public.

     The Company was a defendant in a lawsuit filed in Orange County, Texas, by approximately 250 plaintiffs in which unspecified actual and punitive damages were sought for alleged diminished property values and increased risk of cancer resulting from the discharge of dioxin into the river near the Company's plant at Evadale, Texas. As disclosed in the Quarterly Report on Form 10-Q for the quarter ended October 1, 1994, the Company agreed to settlement terms with the plaintiffs. The case against the Company has now been dismissed and a definitive settlement agreement has been executed by the parties. Although the Company is prohibited from disclosing the terms of the settlement, the costs of settlement are significantly under the materiality standard of Item 103 of Regulation S-K.

     A subsidiary of the Company is involved in a regulatory enforcement action concerning the management of solid wastes at its facility in Orange, Texas. This proceeding is representative of a trend the Company has observed toward more stringent application of RCRA regulations to solid wastes generated at kraft mills. In July 1993, a subsidiary's facility in Rome, Georgia, experienced a significant upset in its wastewater treatment process. This upset caused the Georgia environmental agency to order a temporary cessation of production. The Company's subsidiary has resolved its potential liability to the State of Georgia by paying a $100,000 monetary penalty and agreeing to perform certain work, but remains exposed to potential claims of the U.S. EPA and private citizens. The Texas Natural Resource Conservation Commission has proposed a fine against the Company of $341,100 for alleged odor violations, TRS and particulate emission violations, and record keeping and reporting violations at the Company's bleached paperboard mill in Evadale, Texas.

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

     In addition, while the Company has an indemnification agreement covering pre-existing environmental matters in connection with the Covered Assets acquired by Guaranty from the FSLIC and in the acquisition of AFB, the normal activities of a consumer savings bank or a mortgage banker can result in environmental liability claims.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS:

MARKET INFORMATION:

     The information concerning market prices of the Company's Common Stock required by this item is incorporated by reference from page 32 of the Company's 1994 Annual Report to Shareholders furnished to the Securities and Exchange Commission pursuant to Rule 14a-3(b).

SHAREHOLDERS:

     The Company's stock transfer records indicated that as of March 8, 1995, there were approximately 8,081 holders of record of the Common Stock.

DIVIDEND POLICY:

     On February 3, 1995, the Board of Directors declared a quarterly dividend on the Common Stock of $.27 per share payable on March 15, 1995, to shareholders of record on March 1, 1995. During fiscal 1993 and the first three quarters of 1994, the Company paid a quarterly dividend of $.25 per share. The quarterly dividend was increased to $.27 per share beginning with the dividend payable December 15, 1994. The Board will review its dividend policy periodically, and the declaration of dividends will necessarily depend upon earnings and financial requirements of the Company and other factors within the discretion of its Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA:

     The information required by this item is incorporated by reference from page 32 of the Company's 1994 Annual Report to Shareholders furnished to the Securities and Exchange Commission pursuant to Rule 14a-3(b).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

     The information required by this item is incorporated by reference from pages 25 through 31 of the Company's 1994 Annual Report to Shareholders furnished to the Securities and Exchange Commission pursuant to Rule 14a-3(b).

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

ITEM 11. EXECUTIVE COMPENSATION:

     The information required by this item is incorporated by reference from pages 11 through 18 of the Company's Definitive Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

     The information required by this item is incorporated by reference from pages 2 through 5 of the Company's Definitive Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

     The information required by this item is incorporated by reference from page 8 of the Company's Definitive Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

     (a) Documents Filed as Part of Report.

1. FINANCIAL STATEMENTS:

                                                                                   PAGE
                                        ITEM                                      NUMBER
    ----------------------------------------------------------------------------  ------
    Temple-Inland and Subsidiaries
      Report of Independent Auditors*...........................................     56
      Consolidated Statements of Income -- three years ended December 31,
         1994*..................................................................     47
      Consolidated Balance Sheets -- December 31, 1994 and January 1, 1994*.....  48-49
      Consolidated Statements of Shareholders' Equity -- three years ended
         December 31, 1994*.....................................................     51
      Consolidated Statements of Cash Flows -- three years ended December 31,
         1994*..................................................................     50
      Notes to Consolidated Financial Statements*...............................  52-55

---------------

* Incorporated herein by reference from the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1994, and filed for purposes of those portions so incorporated as Exhibit 13. Page numbers refer to page numbers in the Company's 1994 Annual Report to Shareholders.

2. FINANCIAL STATEMENT SCHEDULE:

     The following Financial Statement Schedule of the Company required by Regulation S-X and excluded from the Annual Report to Shareholders for the year ended December 31, 1994, is filed herewith at the page indicated.

                                                                                  PAGE
       ITEM                                                                      NUMBER
------------------                                                               ------
Temple-Inland Inc. and Subsidiaries
  Schedule II        -- Valuation and Qualifying Accounts......................    29

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are inapplicable and, therefore, have been omitted.

3. EXHIBITS:

      EXHIBIT
       NUMBER                                        EXHIBIT
-------------------- ------------------------------------------------------------------------
        3.01         -- Certificate of Incorporation of the Company(1), as amended effective
                        May 4, 1987(2), as amended effective May 4, 1990(3)
        3.02         -- By-laws of the Company as amended and restated May 3, 1991(18)
        4.01         -- Form of Specimen Common Stock Certificate of the Company(4)
        4.02         -- Indenture dated as of September 1, 1986, between the Registrant and
                        Chemical Bank, as Trustee(5), as amended by First Supplemental
                        Indenture dated as of April 15, 1988, as amended by Second
                        Supplemental Indenture dated as of December 27, 1990(12), and as amended by Third Supplemental Indenture dated as of May 9, 1991(13)
        4.03         -- Form of Specimen Medium-Term Note of the Company(5)
        4.04         -- Form of Fixed-rate Medium-Term Note, Series B, of the Company(12)
        4.05         -- Form of Floating-rate Medium-Term Note, Series B, of the Company(12)
        4.06         -- Form of 9% Note due May 1, 2001, of the Company(15)
        4.07         -- Form of Fixed-rate Medium-Term Note, Series D, of the Company(14)

      EXHIBIT
       NUMBER                                        EXHIBIT
-------------------- ------------------------------------------------------------------------
        4.08         -- Form of Floating-rate Medium-Term Note, Series D, of the Company(14)
        4.09         -- Certificate of Designation, Preferences and Rights of Series A Junior
                        Participating Preferred Stock, dated February 16, 1989(6)
        4.10         -- Rights Agreement, dated February 3, 1989, between the Company and
                        NCNB Texas National Bank, Dallas, Texas, as Rights Agent(7)
        4.11         -- Form of 7.25% Note due September 15, 2004, of the Company(16)
        4.12         -- Form of 8.25% Debenture due September 15, 2022, of the Company(16)
       10.01*        -- 1988 Stock Option Plan for Key Employees and Directors of
                        Temple-Inland Inc. and its Subsidiaries(8)
       10.02*        -- Form of Incentive Option Agreement under the 1988 Stock Option
                        Plan(8)
       10.03*        -- Form of Nonqualified Option Agreement under the 1988 Stock Option
                        Plan(8)
       10.04*        -- Temple-Inland Inc. Incentive Stock Plan(1), as amended May 6,
                        1988(9), as amended February 7, 1992(18)
       10.05*        -- Form of Incentive Shares Agreement(10)
       10.06*        -- 1988 Performance Unit Plan for Key Employees of Temple-Inland Inc.
                        and its Subsidiaries(9), as amended February 4, 1994(20)
       10.07*        -- Form of Performance Unit Rights Agreement under the Performance Unit
                        Plan(6)
       10.08         -- Assistance Agreement dated September 30, 1988, among the Federal
                        Savings and Loan Insurance Corporation; Guaranty Federal Savings
                        Bank, Dallas, Texas; Guaranty Holdings Inc. I; Guaranty Holdings Inc.
                        II; Temple-Inland Inc.; Mason Best Company; and Trammell Crow
                        Ventures 3, Ltd.(11)
       10.09*        -- Temple-Inland Inc. 1993 Stock Option Plan(17)
       10.10*        -- Temple-Inland Inc. 1993 Restricted Stock Plan(17)
       10.11*        -- Temple-Inland Inc. 1993 Performance Unit Plan(17), as amended
                        February 4, 1994(20)
       10.12         -- Stock Purchase Agreement and Agreement and Plan of Reorganization by
                        and among Guaranty, Guaranty Holdings Inc. I ("GHI"), Lone Star
                        Technologies, Inc. ("LST"), and LSST Financial Services Corporation
                        ("LSST Financial"), dated as of February 16, 1993(19)
       10.13         -- First Amendment to Stock Purchase Agreement and Agreement and Plan of
                        Reorganization by and among Guaranty, GHI, LST and LSST Financial, dated as of April 2, 1993(19)
       10.14         -- Second Amendment to Stock Purchase Agreement and Agreement and Plan
                        of Reorganization by and among Guaranty, GHI, LST and LSST Financial, dated as of August 31, 1993(19)
       10.15         -- Third Amendment to Stock Purchase Agreement and Agreement and Plan of
                        Reorganization by and among Guaranty, GHI, LST and LSST Financial, dated as of September 30, 1993(19)
       10.16         -- Holdback Escrow Agreement by and among LST, Guaranty, and Bank One,
                        Texas, N.A. dated as of November 12, 1993(19)
       11            -- Statement re: Computation of Per Share Earnings for the three years ended December 31, 1994(21)
       13            -- Annual Report to Shareholders for the year ended December 31, 1994.
                        Such Report is not deemed to be filed with the Commission as part of this Annual Report on Form 10-K, except for the portions thereof expressly incorporated by reference.
       21            -- Subsidiaries of the Company(21)
       23            -- Consent of Ernst & Young LLP(21)
       27            -- Financial Data Schedule for Temple-Inland Inc. and Subsidiaries(21)

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

 (7) Incorporated by reference to the Company's Form 8-K filed with the Commission on February 16, 1989.

 (8) Incorporated by reference to Registration Statement No. 33-23132 on Form S-8 filed by the Company with the Commission.

 (9) Incorporated by reference to the Company's Definitive Proxy Statement filed with the Commission on March 18, 1988.

(10) Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1983.

(11) Incorporated by reference to the Company's Form 8-K filed with the Commission on October 14, 1988.

(12) Incorporated by reference to the Company's Form 8-K filed with the Commission on December 27, 1990.

(13) Incorporated by reference to Registration Statement No. 33-40003 on Form S-3 filed by the Company with the Commission.

(14) Incorporated by reference to Registration Statement No. 33-43978 on Form S-3 filed by the Company with the Commission.

(15) Incorporated by reference to the Company's Form 8-K filed with the Commission on May 2, 1991.

(16) Incorporated by reference to Registration Statement No. 33-50880 on Form S-3 filed by the Company with the Commission.

(17) Incorporated by reference to the Company's Definitive Proxy Statement in connection with the Annual Meeting of Shareholders to be held May 6, 1994, and filed with the Commission on March 21, 1994.

(18) Incorporated by reference to the Company's Form 10-K for the year ended January 2, 1993.

(19) Incorporated by reference to the Company's Form 8-K filed with the Commission on November 24, 1993.

(20) Incorporated by reference to the Company's Form 10-K for the year ended January 1, 1994.

(21) Filed herewith.

     (b) Reports on Form 8-K.

     No reports on Form 8-K were filed during the fourth quarter of 1994.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized, on March 24, 1995.

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

                   SIGNATURE                               CAPACITY                  DATE
-----------------------------------------------  -----------------------------  ---------------
                  /s/  CLIFFORD J. GRUM          Director, Chairman of the      March 24, 1995
               Clifford J. Grum                    Board, and Chief Executive
                                                   Officer

            /s/  KENNETH M. JASTROW, II          Chief Financial Officer        March 24, 1995
            Kenneth M. Jastrow, II

                  /s/  DAVID H. DOLBEN           Vice President and Chief       March 24, 1995
                David H. Dolben                    Accounting Officer

                 /s/  PAUL M. ANDERSON           Director                       March 24, 1995
               Paul M. Anderson

                  /s/  ROBERT CIZIK              Director                       March 24, 1995
                 Robert Cizik

                 /s/  ANTHONY M. FRANK           Director                       March 24, 1995
               Anthony M. Frank

                   /s/  BOBBY R. INMAN           Director                       March 24, 1995
                Bobby R. Inman

               /s/  HERBERT A. SKLENAR           Director                       March 24, 1995
              Herbert A. Sklenar

                  /s/  WALTER P. STERN           Director                       March 24, 1995
                Walter P. Stern

                 /s/  ARTHUR TEMPLE III          Director                       March 24, 1995
               Arthur Temple III

                 /s/  CHARLOTTE TEMPLE           Director                       March 24, 1995
               Charlotte Temple

                  /s/  LARRY E. TEMPLE           Director                       March 24, 1995
                Larry E. Temple

                                                                     SCHEDULE II

                      TEMPLE-INLAND INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN MILLIONS)

                                                                     CHARGED
                                    BALANCE AT      CHARGED TO      TO OTHER                          BALANCE
                                   BEGINNING OF     COSTS AND      ACCOUNTS --     DEDUCTIONS --      AT END
                                      PERIOD         EXPENSES       DESCRIBE         DESCRIBE        OF PERIOD
                                   ------------     ----------     -----------     -------------     ---------
Year ended December 31, 1994:
  Deducted from accounts
     receivable:
     Allowance for doubtful
       accounts..................     $  7.4          $  1.9          $  --            $  .9(A)        $ 8.4
     Reserve for loan losses and
       allowances................        1.0             2.7            5.1(B)           8.1(C)           .7
     Allowance for loan losses
       and unrealized losses on
       mortgage loans held for
       sale......................       49.5             6.2            7.6              8.6            54.7
                                      ------          ------          -----            -----           -----
          Totals.................     $ 57.9          $ 10.8          $12.7            $17.6           $63.8
                                   =========        ========       =========       ==========        =======
Year ended January 1, 1994:
  Deducted from accounts
     receivable:
     Allowance for doubtful
       accounts..................     $  5.8          $  2.6          $  --            $ 1.0(A)        $ 7.4
     Reserve for loan losses and
       allowances................         .6             2.5            4.7(B)           6.8(C)          1.0
     Allowance for loan losses
       and unrealized losses on
       mortgage loans held for
       sale......................       22.9             5.0           24.0(D)           2.4            49.5
                                      ------          ------          -----            -----           -----
          Totals.................     $ 29.3          $ 10.1          $28.7            $10.2           $57.9
                                   =========        ========       =========       ==========        =======
Year ended January 2, 1993:
  Deducted from accounts
     receivable:
     Allowance for doubtful
       accounts..................     $  5.5          $   .7          $  .8            $ 1.2(A)        $ 5.8
     Reserve for loan losses and
       allowances................         .6              --            6.9(B)           6.9(C)           .6
     Allowance for loan losses
       and unrealized losses on
       mortgage loans held for
       sale......................       24.8             3.6            1.4              6.9            22.9
                                      ------          ------          -----            -----           -----
          Totals.................     $ 30.9          $  4.3          $ 9.1            $15.0           $29.3
                                      ======          ======          =====            =====           =====

---------------

(A) Uncollectible accounts written off, net of recoveries.

(B) Reduction of revenues for customer discounts.

(C) Customer discounts taken.

(D) Additions related to bulk purchases of loans.

                                                  EXHIBIT INDEX
                                               (Page One of Three)

      EXHIBIT
       NUMBER                                        EXHIBIT
-------------------- ------------------------------------------------------------------------
        3.01         -- Certificate of Incorporation of the Company(1), as amended effective
                        May 4, 1987(2), as amended effective May 4, 1990(3)
        3.02         -- By-laws of the Company as amended and restated May 3, 1991(18)
        4.01         -- Form of Specimen Common Stock Certificate of the Company(4)
        4.02         -- Indenture dated as of September 1, 1986, between the Registrant and
                        Chemical Bank, as Trustee(5), as amended by First Supplemental
                        Indenture dated as of April 15, 1988, as amended by Second
                        Supplemental Indenture dated as of December 27, 1990(12), and as amended by Third Supplemental Indenture dated as of May 9, 1991(13)
        4.03         -- Form of Specimen Medium-Term Note of the Company(5)
        4.04         -- Form of Fixed-rate Medium-Term Note, Series B, of the Company(12)
        4.05         -- Form of Floating-rate Medium-Term Note, Series B, of the Company(12)
        4.06         -- Form of 9% Note due May 1, 2001, of the Company(15)
        4.07         -- Form of Fixed-rate Medium-Term Note, Series D, of the Company(14)

                                                 EXHIBIT INDEX
                                               (Page Two of Three)

      EXHIBIT
       NUMBER                                        EXHIBIT
-------------------- ------------------------------------------------------------------------
        4.08         -- Form of Floating-rate Medium-Term Note, Series D, of the Company(14)
        4.09         -- Certificate of Designation, Preferences and Rights of Series A Junior
                        Participating Preferred Stock, dated February 16, 1989(6)
        4.10         -- Rights Agreement, dated February 3, 1989, between the Company and
                        NCNB Texas National Bank, Dallas, Texas, as Rights Agent(7)
        4.11         -- Form of 7.25% Note due September 15, 2004, of the Company(16)
        4.12         -- Form of 8.25% Debenture due September 15, 2022, of the Company(16)
       10.01*        -- 1988 Stock Option Plan for Key Employees and Directors of
                        Temple-Inland Inc. and its Subsidiaries(8)
       10.02*        -- Form of Incentive Option Agreement under the 1988 Stock Option
                        Plan(8)
       10.03*        -- Form of Nonqualified Option Agreement under the 1988 Stock Option
                        Plan(8)
       10.04*        -- Temple-Inland Inc. Incentive Stock Plan(1), as amended May 6,
                        1988(9), as amended February 7, 1992(18)
       10.05*        -- Form of Incentive Shares Agreement(10)
       10.06*        -- 1988 Performance Unit Plan for Key Employees of Temple-Inland Inc.
                        and its Subsidiaries(9), as amended February 4, 1994(20)
       10.07*        -- Form of Performance Unit Rights Agreement under the Performance Unit
                        Plan(6)
       10.08         -- Assistance Agreement dated September 30, 1988, among the Federal
                        Savings and Loan Insurance Corporation; Guaranty Federal Savings
                        Bank, Dallas, Texas; Guaranty Holdings Inc. I; Guaranty Holdings Inc.
                        II; Temple-Inland Inc.; Mason Best Company; and Trammell Crow
                        Ventures 3, Ltd.(11)
       10.09*        -- Temple-Inland Inc. 1993 Stock Option Plan(17)
       10.10*        -- Temple-Inland Inc. 1993 Restricted Stock Plan(17)
       10.11*        -- Temple-Inland Inc. 1993 Performance Unit Plan(17), as amended
                        February 4, 1994(20)
       10.12         -- Stock Purchase Agreement and Agreement and Plan of Reorganization by
                        and among Guaranty, Guaranty Holdings Inc. I ("GHI"), Lone Star
                        Technologies, Inc. ("LST"), and LSST Financial Services Corporation
                        ("LSST Financial"), dated as of February 16, 1993(19)
       10.13         -- First Amendment to Stock Purchase Agreement and Agreement and Plan of
                        Reorganization by and among Guaranty, GHI, LST and LSST Financial, dated as of April 2, 1993(19)
       10.14         -- Second Amendment to Stock Purchase Agreement and Agreement and Plan
                        of Reorganization by and among Guaranty, GHI, LST and LSST Financial, dated as of August 31, 1993(19)
       10.15         -- Third Amendment to Stock Purchase Agreement and Agreement and Plan of
                        Reorganization by and among Guaranty, GHI, LST and LSST Financial, dated as of September 30, 1993(19)
       10.16         -- Holdback Escrow Agreement by and among LST, Guaranty, and Bank One,
                        Texas, N.A. dated as of November 12, 1993(19)
       11            -- Statement re: Computation of Per Share Earnings for the three years ended December 31, 1994(21)
       13            -- Annual Report to Shareholders for the year ended December 31, 1994.
                        Such Report is not deemed to be filed with the Commission as part of this Annual Report on Form 10-K, except for the portions thereof expressly incorporated by reference.
       21            -- Subsidiaries of the Company(21)
       23            -- Consent of Ernst & Young LLP(21)
       27            -- Financial Data Schedule for Temple-Inland Inc. and Subsidiaries(21)

---------------

  *  Management contract or compensatory plan or arrangement.

                                EXHIBIT INDEX
                            (Page Three of Three)


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

 (7) Incorporated by reference to the Company's Form 8-K filed with the Commission on February 16, 1989.

 (8) Incorporated by reference to Registration Statement No. 33-23132 on Form S-8 filed by the Company with the Commission.

 (9) Incorporated by reference to the Company's Definitive Proxy Statement filed with the Commission on March 18, 1988.

(10) Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1983.

(11) Incorporated by reference to the Company's Form 8-K filed with the Commission on October 14, 1988.

(12) Incorporated by reference to the Company's Form 8-K filed with the Commission on December 27, 1990.

(13) Incorporated by reference to Registration Statement No. 33-40003 on Form S-3 filed by the Company with the Commission.

(14) Incorporated by reference to Registration Statement No. 33-43978 on Form S-3 filed by the Company with the Commission.

(15) Incorporated by reference to the Company's Form 8-K filed with the Commission on May 2, 1991.

(16) Incorporated by reference to Registration Statement No. 33-50880 on Form S-3 filed by the Company with the Commission.

(17) Incorporated by reference to the Company's Definitive Proxy Statement in connection with the Annual Meeting of Shareholders to be held May 6, 1994, and filed with the Commission on March 21, 1994.

(18) Incorporated by reference to the Company's Form 10-K for the year ended January 2, 1993.

(19) Incorporated by reference to the Company's Form 8-K filed with the Commission on November 24, 1993.

(20) Incorporated by reference to the Company's Form 10-K for the year ended January 1, 1994.

(21) Filed herewith.

     (b) Reports on Form 8-K.

     No reports on Form 8-K were filed during the fourth quarter of 1994.