Form 10-Q
period 1995-04-01
TEMPLE INLAND INC
filed 1995-05-15
CIK 731939

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q
(Mark One)

[ X ]  Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934 for the Quarterly Period
       Ended April 1, 1995
                                      OR

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934 for the Transition Period
       From ___________________________ to ____________________________

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

                                Number of common shares outstanding
         Class                         as of April 1, 1995

      Common Stock (par
      value $1.00 per share)                 56,086,639


The Exhibit Index appears on page 19 of this report.

                        PART I.  FINANCIAL INFORMATION
                             FINANCIAL STATEMENTS




Summarized Statements of Income
Parent Company (Temple-Inland Inc.)
Unaudited



                                                 First Quarter
                                               1995         1994
                                                 (in millions)

Revenues
Net sales                                    $ 660.8      $ 541.8
Financial services earnings                     14.2         17.0
                                               675.0        558.8

Costs and Expenses
Cost of sales                                  510.1        462.0
Selling and administrative                      59.6         47.4
                                               569.7        509.4

Operating Income                               105.3         49.4

Interest - net                                 (16.4)       (15.9)

Other                                             .8           .2

Income Before Taxes                             89.7         33.7

Taxes on income                                 31.4         10.8

Net Income                                   $  58.3      $  22.9








See notes to consolidated financial statements.

Summarized Balance Sheets
Parent Company (Temple-Inland Inc.)
Unaudited



                                                 April 1,     December 31,
                                                   1995          1994
                                                      (in millions)
ASSETS

Current Assets
Cash                                            $     9.7      $    13.0
Receivables, less allowances of
  $8.4 million in 1995 and $8.4
  million in 1994                                   285.4          244.0
Inventories:
  Work in process and finished goods                 92.9           84.4
  Raw materials                                     203.5          183.8
                                                    296.4          268.2
Prepaid expenses                                     11.5           15.4
  Total current assets                              603.0          540.6

Investment in Financial Services                    565.4          554.8

Property and Equipment
Buildings                                           392.2          392.0
Machinery and equipment                           2,850.4        2,843.8
Less allowances for depreciation and
  amortization                                   (1,621.8)      (1,593.2)
                                                  1,620.8        1,642.6
Construction in progress                            558.0          516.1
                                                  2,178.8        2,158.7
Timber and timberlands--less depletion              435.6          431.2
Land                                                 30.5           31.1
  Total property and equipment                    2,644.9        2,621.0

Other Assets                                        159.0          147.2

Total Assets                                    $ 3,972.3      $ 3,863.6


See notes to consolidated financial statements.

Parent Company (Temple-Inland Inc.)
Unaudited



                                                 April 1,     December 31,
                                                   1995          1994
                                                      (in millions)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses           $   297.7      $   316.3
Federal income taxes payable                         14.3              -
Employee compensation and benefits                   19.3           25.0
Short-term borrowings                                47.2           38.4
Current portion of long-term debt                   108.9           14.1
  Total current liabilities                         487.4          393.8

Long-Term Debt                                    1,273.4        1,315.8

Deferred Income Taxes                               240.0          229.2

Postretirement Benefits                             127.1          125.5

Other Liabilities                                    16.7           16.6

Shareholders' Equity                              1,827.7        1,782.7


Total Liabilities and Shareholders' Equity      $ 3,972.3      $ 3,863.6






See notes to consolidated financial statements.

Summarized Statements of Cash Flows
Parent Company (Temple-Inland Inc.)
Unaudited



                                                       First Quarter
                                                      1995        1994
                                                        (in millions)

Cash Provided by (Used for) Operations
Net income                                         $    58.3   $    22.9
Adjustments to reconcile net income to net cash:
  Depreciation and depletion                            51.8        48.9
  Deferred taxes                                        10.8         2.3
  Unremitted earnings of affiliates                     (8.5)      (12.2)
  Receivables                                          (41.5)      (25.1)
  Inventories                                          (28.2)       (5.3)
  Prepaid expenses                                       3.9          .3
  Accounts payable and accrued expenses                (10.0)      (69.8)
  Other                                                (11.4)      (10.4)
                                                        25.2       (48.4)

Cash Provided by (Used for) Investments
Capital expenditures                                   (79.6)     (135.5)
Sale of property and equipment, net                      4.5         1.6
Acquisitions, net                                          -        (3.3)
                                                       (75.1)     (137.2)

Cash Provided by (Used for) Financing
Change in debt                                          61.2       196.0
Issuance of common stock for stock plans                  .4         5.5
Purchase of stock for treasury                           (.2)       (1.5)
Cash dividends paid to shareholders                    (15.1)      (13.9)
                                                        46.3       186.1

Effect of exchange rate changes on cash and
 cash equivalents                                         .3           -

Net (decrease) in cash and
  cash equivalents                                      (3.3)         .5

Cash and cash equivalents at beginning
  of period                                             13.0         8.6

Cash and cash equivalents at end of period         $     9.7   $     9.1




See notes to consolidated financial statements.

Summarized Statements of Income
Temple-Inland Financial Services
Unaudited



                                               First Quarter
                                             1995          1994
                                               (in millions)

Interest income
Mortgage-backed and investment securities  $  50.6       $  48.7
Loans receivable and mortgage loans held
  for sale                                    80.8          55.4
Assisted assets                                6.1           8.6
Other earning assets                           5.5          14.8
    Total interest income                    143.0         127.5

Interest expense
Deposits                                      73.9          59.3
Borrowed funds                                29.1          25.6
    Total interest expense                   103.0          84.9

Net interest income                           40.0          42.6

Provision for loan losses                      5.3            .9

Net interest income after provision for
  loan losses                                 34.7          41.7

Noninterest income
Loan servicing fees                            9.8           7.8
Loan origination and marketing                 1.2           7.9
Other                                         19.9          21.3
                                              30.9          37.0

Noninterest expense
Compensation and benefits                     22.1          30.5
Other                                         29.3          31.2
    Total noninterest expense                 51.4          61.7

Income before taxes                           14.2          17.0

Taxes on income                                5.7           4.8

Net Income                                 $   8.5       $  12.2


See notes to consolidated financial statements.

Summarized Balance Sheets
Temple-Inland Financial Services
Unaudited



                                            March 31,          December 31,
                                              1995                1994
                                                    (in millions)
ASSETS

Cash and cash equivalents                  $   404.2            $   301.8
Mortgage loans held for sale                    68.0                130.4
Loans receivable                             4,253.6              3,674.8
Mortgage-backed and investment
  securities                                 3,716.5              3,964.2
Covered assets                                 366.5                418.1
Other assets                                   541.8                518.4

TOTAL ASSETS                               $ 9,350.6            $ 9,007.7


LIABILITIES

Deposits                                   $ 6,574.3            $ 6,598.3
Securities sold under repurchase
  agreements                                 1,641.9              1,365.2
Advances from Federal Home Loan Bank           154.6                154.5
Other borrowings                                89.8                 81.7
Other liabilities                              335.5                265.1

TOTAL LIABILITIES                            8,796.1              8,464.8

SHAREHOLDER'S EQUITY                           554.5                542.9

TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY                                     $ 9,350.6            $ 9,007.7



See notes to consolidated financial statements.

Summarized Statements of Cash Flows
Temple-Inland Financial Services
Unaudited


                                                          First Quarter
                                                       1995         1994
                                                          (in millions)

Cash Provided by (Used for) Operations
Net income                                           $   8.5      $  12.2
Adjustments to reconcile net income
  to net cash:
    Amortization, accretion and depreciation             5.7          4.3
    Provision for loan losses                            5.3          1.0
    Receivable from FDIC                                 5.2         24.8
    Mortgage loans held for sale                        62.3        167.9
    Gain on sales of mortgage-backed and
      Investment securities available-for-sale          (2.1)         (.4)
    Other                                               18.8        (34.8)
                                                       103.7        175.0

Cash Provided by (Used for) Investments
Purchases of mortgage-backed and investment
  securities held-to-maturity                              -       (135.6)
Purchases of mortgage-backed and investment
  securities available-for-sale                        (53.7)           -
Maturities of mortgage-backed and investment
  securities held-to-maturity                           99.0        250.7
Maturities of mortgage-backed and investment
  securities available-for-sale                         11.0            -
Proceeds from sales of loans and mortgage-
  backed and investment securities available-
  for-sale                                             192.6           .5
Loans originated net of principal collected           (585.7)       139.8
Reduction in covered assets                             51.3         29.8
Other                                                  (11.9)         1.7
                                                      (297.4)       286.9

Cash Provided by (Used for) Financing
Net decrease in deposits                               (22.6)       (58.2)
Net increase in securities sold under repurchase
  agreements and short-term borrowings                 277.2         91.4
Change in debt                                           7.5         (9.8)
Other                                                   34.0         37.2
                                                       296.1         60.6

Net increase in cash and cash equivalents              102.4        522.5

Cash and cash equivalents at beginning of period       301.8        156.3

Cash and cash equivalents at end of period           $ 404.2      $ 678.8


See notes to consolidated financial statements.

Consolidated Statements of Income
Temple-Inland Inc. and Subsidiaries
Unaudited




                                                             First Quarter
                                                          1995         1994
                                                            (in millions)
Revenues
Manufacturing net sales                                 $ 660.8      $ 541.8
Financial services revenues                               173.9        164.5
                                                          834.7        706.3

Costs and Expenses

Manufacturing costs and expenses                          569.7        509.4
Financial services expenses                               159.7        147.5
                                                          729.4        656.9

Operating Income                                          105.3         49.4

Parent company interest - net                             (16.4)       (15.9)

Other                                                        .8           .2

Income Before Taxes                                        89.7         33.7

Taxes on income                                            31.4         10.8

Net Income                                              $  58.3      $  22.9


Earnings per share                                      $  1.04      $   .41


Dividends Paid Per Share of Common Stock                $   .27      $   .25


Weighted Average Shares Outstanding                        56.1         55.8



See notes to consolidated financial statements.

Consolidated Balance Sheets
Temple-Inland Inc. and Subsidiaries
April 1, 1995
Unaudited

                                     Parent     Financial
                                    Company      Services    Consolidated
                                              (in millions)
ASSETS

Cash and cash equivalents          $     9.7    $   404.2     $   413.9
Mortgage loans held for sale               -         68.0          68.0
Loans receivable                           -      4,253.6       4,253.6
Investments                                -      3,716.5       3,716.5
Covered assets                             -        366.5         366.5
Trade and other receivables            285.4            -         285.4
Inventories                            296.4            -         296.4
Property & equipment                 2,644.9         55.5       2,700.4
Other assets                           170.5        486.3         599.5
Investment in affiliates               565.4            -             -

TOTAL ASSETS                       $ 3,972.3    $ 9,350.6     $12,700.2

LIABILITIES

Deposits                           $       -    $ 6,574.3     $ 6,574.3
Securities sold under repurchase
  agreements and Federal Home
  Loan Bank advances                       -      1,796.5       1,796.5
Other liabilities                      504.1        335.5         833.0
Long-term debt                       1,273.4         89.8       1,363.2
Deferred income taxes                  240.0            -         178.4
Postretirement benefits                127.1            -         127.1

TOTAL LIABILITIES                  $ 2,144.6    $ 8,796.1      10,872.5

SHAREHOLDERS' EQUITY

Preferred stock - par value $1 per share:
  authorized 25,000,000 shares; none issued                           -
Common stock - par value $1 per share:
  authorized 200,000,000 shares; issued
  61,389,552 shares including shares held
  in the treasury                                                  61.4
Additional paid-in capital                                        304.0
Translation and other adjustments                                  (9.6)
Retained earnings                                               1,599.8
                                                                1,955.6
Cost of shares held in the treasury:
  5,302,913 shares                                               (127.9)

TOTAL SHAREHOLDERS' EQUITY                                      1,827.7

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $12,700.2

See the notes to the consolidated financial statements.

Consolidated Balance Sheets
Temple-Inland Inc. and Subsidiaries
December 31, 1994
Unaudited

                                     Parent     Financial
                                    Company      Services    Consolidated
                                              (in millions)

ASSETS

Cash and cash equivalents          $    13.0    $   301.8     $   314.8
Mortgage loans held for sale               -        130.4         130.4
Loans receivable                           -      3,674.8       3,674.8
Investments                                -      3,964.2       3,964.2
Covered assets                             -        418.1         418.1
Trade and other receivables            244.0            -         244.0
Inventories                            268.2            -         268.2
Property & equipment                 2,621.0         49.7       2,670.7
Other assets                           162.6        468.7         565.5
Investment in affiliates               554.8            -             -

TOTAL ASSETS                       $ 3,863.6    $ 9,007.7     $12,250.7

LIABILITIES

Deposits                           $       -    $ 6,598.3     $ 6,598.3
Securities sold under repurchase
  agreements and Federal Home
  Loan Bank advances                       -      1,519.7       1,519.7
Other liabilities                      410.4        265.1         663.5
Long-term debt                       1,315.8         81.7       1,397.5
Deferred income taxes                  229.2            -         163.5
Postretirement benefits                125.5            -         125.5

TOTAL LIABILITIES                  $ 2,080.9    $ 8,464.8      10,468.0

SHAREHOLDERS' EQUITY

Preferred stock - par value $1 per share:
  authorized 25,000,000 shares; none issued                           -
Common stock - par value $1 per share:
  authorized 200,000,000 shares; issued
  61,389,552 shares including shares held
  in the treasury                                                  61.4
Additional paid-in capital                                        304.3
Translation and other adjustments                                 (10.6)
Retained earnings                                               1,556.6
                                                                1,911.7
Cost of shares held in the treasury:
  5,370,976 shares                                               (129.0)

TOTAL SHAREHOLDERS' EQUITY                                      1,782.7

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $12,250.7


See the notes to the consolidated financial statements.

Consolidated Statements of Cash Flows
Temple-Inland Inc. and Subsidiaries
Unaudited

                                                       First Quarter
                                                    1995            1994
                                                        (in millions)

Cash Provided by (Used for) Operations
Net income                                        $  58.3         $  22.9
Adjustments to reconcile net income to net cash:
    Depreciation and depletion                       53.8            50.8
    Amortization and accretion                        3.8             2.4
    Deferred taxes                                   16.5             7.1
    Receivable from FDIC                              5.2            24.8
    Trade and other receivables                     (41.5)          (25.1)
    Inventories                                     (28.2)           (5.3)
    Mortgage loans held for sale                     62.3           167.9
    Other                                            (1.2)         (118.9)
                                                    129.0           126.6
Cash Provided by (Used for) Investments
Capital expenditures                                (88.0)         (139.7)
Proceeds from sale of property and equipment          5.5             1.6
Purchases of mortgage-backed and investment
  securities held-to-maturity                           -          (135.6)
Purchases of mortgage-backed and investment
  securities available-for-sale                     (53.7)              -
Maturities of mortgage-backed and investment
  securities held-to-maturity                        99.0           250.7
Maturities of mortgage-backed and investment
  securities available-for-sale                      11.0               -
Proceeds from sales of mortgage-backed and
  investment securities available-for-sale          192.6              .5
Loans originated net of principal collected        (585.7)          139.8
Reduction in covered assets                          51.3            29.8
Manufacturing acquisitions, net                         -            (3.3)
Other                                                (4.5)            5.9
                                                   (372.5)          149.7
Cash Provided by (Used for) Financing
Additions to debt                                    83.2           196.6
Payments of debt                                    (14.5)          (10.4)
Net increase in short-term borrowings and
  repurchase agreements                             277.2            91.4
Cash dividends paid to shareholders                 (15.1)          (13.9)
Net decrease in deposits                            (22.6)          (58.2)
Other                                                34.1            41.2
                                                    342.3           246.7
Effect of exchange rate changes on cash and
  cash equivalents                                     .3               -

Net increase (decrease) in cash and cash
  equivalents                                        99.1           523.0

Cash and cash equivalents at beginning of period    314.8           164.9

Cash and cash equivalents at end of period        $ 413.9         $ 687.9

See notes to consolidated financial statements.

                      TEMPLE-INLAND INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE A - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, because certain assets and liabilities are in separate corporate entities, the consolidated assets are not available to satisfy all consolidated liabilities. In the opinion of management, all adjustments (consisting only of normal accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in, or incorporated into, Temple-Inland Inc.'s (the "Company") Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS



Results of Operations

Results of operations, including information regarding the Company's principal business segments, are shown below:


                                                    First Quarter
                                                  1995        1994
                                                    (in millions)
   Revenues
   Corrugated container                         $ 433.4     $ 326.9
   Bleached paperboard                             94.7        69.7
   Building products                              132.7       139.6
   Other activities                                   -         5.6
     Manufacturing net sales                      660.8       541.8
   Financial services                             173.9       164.5
     Total revenues                             $ 834.7     $ 706.3



   Income
   Corrugated container                         $  64.8     $   9.1
   Bleached paperboard                              7.5       (10.2)
   Building products                               23.7        36.2
   Other activities                                   -          .4
     Operating profit                              96.0        35.5
   Financial services                              14.2        17.0
                                                  110.2        52.5
   Corporate expenses                              (4.9)       (3.1)
   Parent company interest - net                  (16.4)      (15.9)
   Other - net                                       .8          .2
     Income before taxes                           89.7        33.7
   Taxes on income                                 31.4        10.8
       Net income                               $  58.3     $  22.9

First Quarter 1995 vs. First Quarter 1994

First quarter earnings of $58.3 million, or $1.04 per share represent an increase of 153 percent over the $22.9 million, or $.41 per share earned in the first quarter of 1994. Revenues increased to $835 million, from $706 million in the comparable 1994 quarter.

The corrugated container group earned $64.8 million, a more than seven-fold increase from the $9.1 million earned in the first quarter of 1994. Demand for corrugated boxes and containerboard remains strong, and box shipments for the Company outpaced the 1994 quarter. Selling prices for containerboard and boxes continued to improve in the first quarter and further improvements are expected in the second quarter. Prices for old corrugated container ( OCC ), the principal raw material used in the Company s recycle operation, were substantially higher in this quarter compared with the first quarter in 1994.

The bleached paperboard group returned to profitability in the first quarter, earning $7.5 million compared with a $10.2 million loss in the first quarter of 1994. These earnings reflect the continuing recovery of bleached paperboard markets in demand and pricing.

During the quarter, the bleached paperboard group completed construction of its new pine fiber line and began start-up operations. The new paper machine is now scheduled to be operative in the second quarter, leaving only the rebuild of the recovery boiler to complete the $500 million expansion and modernization program at its Evadale, Texas bleached paperboard mill. The expected start-up activities will continue to penalize earnings of this group this year while most of the benefits of the expansion will not be available until next year.

The building products group reported first quarter earnings of $23.7 million, down from the record quarterly high of $36.2 million in the first quarter of 1994. Sluggish demand, wet weather conditions that created operating problems, and rising fiber costs all contributed to the decline in earnings. Solid wood products - lumber and plywood - were particularly affected by declining prices and rising timber costs.

The financial services group earned $14.2 million in the quarter compared with $17 million in the first quarter of last year. Earnings for this group declined each quarter in 1994 from the first quarter high before rebounding in this year s first quarter. This improvement was a result of the Company s continuing strategy of increasing the ratio of loans to total assets, as well as improving efficiencies within the banking operations.

Net interest expense increased to $16.4 million in the first quarter of 1994 compared with $15.9 million in the first quarter of last year. Although interest expense increased due to higher levels of debt outstanding, that increase was offset some by an increase in capitalized interest due to the Company's continuing spending for the bleached paperboard group's modernization projects.

Financial Condition

The Company's financial condition continues to be strong. Internally generated funds, existing credit facilities and the capacity to issue long-term debt are sufficient to fund projected capital expenditures, to service existing debt, to pay dividends and to meet normal working capital requirements. During the first quarter of 1995, the Company's debt increased $83.2 million mainly through issuance of commercial paper and bank debt to fund planned capital projects for our bleached paperboard group.

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

Item 2.    Changes in Securities.
           None.

Item 3.    Defaults Upon Senior Securities.
           None.

Item 4.    Submission of Matters to a Vote of Security Holders.
           The Company held its annual meeting of stockholders on May 5, 1995, at which a quorum was present. The table below sets forth the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes for each matter voted upon at that meeting.

                                                                  Abstentions
                                                      Against or   or Broker
          Matter                              For      Withheld    Non-votes
                                                       (in millions)
          1.  Election of three Directors

                  (a)  Clifford J. Grum      50.0          .5           -

                  (b)  Bobby R. Inman        50.1          .4           -

                  (c)  Herbert A. Sklenar    50.3          .2           -

          2.  Ratification of appointment of
                Ernst & Young LLP            50.3           -          .1

Item 5.   Other Information.
          None.

Item 6.   Exhibits and Reports on Form 8-K.
          (a) Exhibits.


   Regulation S-K
   Exhibit Number

      (11)      Statement re computation of per share earnings.

          (b) Reports on Form 8-K. During the three months ended April 1, 1995, the Company did not file any reports on Form 8-K.

                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  TEMPLE-INLAND INC.
                                     (Registrant)







Date:  May 15, 1995               By  /s/  David H. Dolben
                                    David H. Dolben
                                    Vice President and
                                    Chief Accounting Officer

                                 EXHIBIT INDEX




The following is an index of the exhibits filed herewith. The page reference set forth opposite the description of exhibits included in such index refer to the pages under the sequential numbering system prescribed by Rule 0-3(b) under the Securities Exchange Act of 1934.




Regulation S-K
   Exhibit                                                 Sequential
    Number                                                 Page Number

     (11)               Statement re computation of
                          per share earnings.                    20

     (27)               Financial Data Schedule                  21

                                 EXHIBIT (11)

                      TEMPLE-INLAND INC. AND SUBSIDIARIES
                STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS

                   (in thousands, except for per share data)



                                                  13 Weeks Ended
                                              April 1,       April 2,
                                                1995           1994


Primary
Average common shares outstanding . . . . .     56,065         55,586
Net effect of dilutive stock options
  based on treasury stock method using
  average market price  . . . . . . . . . .         73            206

    Weighted average shares outstanding         56,138         55,792


  Net income  . . . . . . . . . . . . . . .   $ 58,290       $ 22,914

  Earnings per share  . . . . . . . . . . .   $   1.04       $    .41

Fully Diluted
Average common shares outstanding . . . . .     56,065         55,586
Net effect of dilutive stock options
  based on treasury stock method
  using the closing market price, if
  higher than average market price  . . . .         73            206

    Weighted average shares outstanding . .     56,138         55,792

  Net income  . . . . . . . . . . . . . . .   $ 58,290       $ 22,914

  Earnings per share  . . . . . . . . . . .   $   1.04       $    .41