Form 10-Q
period 1995-07-01
TEMPLE INLAND INC
filed 1995-08-10
CIK 731939

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549

                                  FORM 10-Q
(Mark One)

 [X ]  Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934 for the Quarterly Period
       Ended July 1, 1995

                                     OR

       Transition Report Pursuant to Section 13 or 15(d) of the
 [  ]  Securities Exchange Act of 1934 for the Transition Period
       From ___________________________ to ____________________________

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

                                   Number of common shares outstanding
             Class                        as of July 1, 1995

      Common Stock (par
      value $1.00 per share)                    56,114,437


The Exhibit Index appears on page 19 of this report.

                       PART I.  FINANCIAL INFORMATION
                            FINANCIAL STATEMENTS



Summarized Statements of Income
Parent Company (Temple-Inland Inc.)
Unaudited





                                 Second Quarter          First Six Months
                                 1995        1994       1995         1994
                                             (in millions)

Revenues
Net sales                      $ 697.5     $ 573.5   $ 1,358.3    $ 1,115.3
Financial services earnings       24.0        14.4        38.2         31.4
                                 721.5       587.9     1,396.5      1,146.7

Costs and Expenses
Cost of sales                    530.2       483.7     1,040.3        945.7
Selling and administrative        62.6        49.9       122.2         97.3
                                 592.8       533.6     1,162.5      1,043.0

Operating Income                 128.7        54.3       234.0        103.7

Interest - net                   (17.2)      (16.3)      (33.6)       (32.2)

Other                               .6         1.1         1.4          1.3

Income Before Taxes              112.1        39.1       201.8         72.8

Taxes on income                   39.2        12.5        70.6         23.3

Net Income                     $  72.9     $  26.6   $   131.2    $    49.5



See notes to consolidated financial statements.

Summarized Balance Sheets
Parent Company (Temple-Inland Inc.)
Unaudited




                                                  July 1,      December 31,
                                                   1995           1994
                                                      (in millions)
ASSETS

Current Assets
Cash                                            $    12.3       $    13.0
Receivables, less allowances of
  $8.8 million in 1995 and $8.4
  million in 1994                                   339.1           244.0
Inventories:
  Work in process and finished goods                100.4            84.4
  Raw materials                                     223.6           183.8
                                                    324.0           268.2
Prepaid expenses                                     12.3            15.4
  Total current assets                              687.7           540.6

Investment in Financial Services                    617.3           554.8

Property and Equipment
Buildings                                           393.2           392.0
Machinery and equipment                           2,874.6         2,843.8
Less allowances for depreciation and
  amortization                                   (1,666.6)       (1,593.2)
                                                  1,601.2         1,642.6
Construction in progress                            629.9           516.1
                                                  2,231.1         2,158.7
Timber and timberlands--less depletion              441.3           431.2
Land                                                 29.5            31.1
  Total property and equipment                    2,701.9         2,621.0

Other Assets                                        160.6           147.2

Total Assets                                    $ 4,167.5       $ 3,863.6


See notes to consolidated financial statements.

Parent Company (Temple-Inland Inc.)
Unaudited




                                                  July 1,     December 31,
                                                   1995          1994
                                                      (in millions)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses           $   286.3      $   316.3
Employee compensation and benefits                   26.4           25.0
Short-term borrowings                                41.2           38.4
Current portion of long-term debt                   110.0           14.1
  Total current liabilities                         463.9          393.8

Long-Term Debt                                    1,419.3        1,315.8

Deferred Income Taxes                               250.3          229.2

Postretirement Benefits                             128.9          125.5

Other Liabilities                                    17.0           16.6

Shareholders' Equity                              1,888.1        1,782.7


Total Liabilities and Shareholders' Equity      $ 4,167.5      $ 3,863.6


See notes to consolidated financial statements.

Summarized Statements of Cash Flows
Parent Company (Temple-Inland Inc.)
Unaudited




                                                      First Six Months
                                                      1995        1994
                                                       (in millions)
Cash Provided by (Used for) Operations
Net income                                         $   131.2   $    49.5
Adjustments to reconcile net income to net cash:
  Depreciation and depletion                           103.5        98.4
  Deferred taxes                                        21.1         6.6
  Unremitted earnings of affiliates                    (24.6)      (22.0)
  Receivables                                          (94.4)      (46.2)
  Inventories                                          (55.8)       (1.8)
  Prepaid expenses                                       2.9        (9.9)
  Accounts payable and accrued expenses                (27.9)      (22.7)
  Other                                                 (8.3)      (11.7)
                                                        47.7        40.2

Cash Provided by (Used for) Investments
Capital expenditures                                  (187.6)     (226.0)
Sale of property and equipment, net                      6.3         3.2
Acquisitions, net                                       (1.6)      (64.1)
Capital contribution to financial services             (35.0)          -
                                                      (217.9)     (286.9)

Cash Provided by (Used for) Financing
Change in debt                                         199.1       269.6
Issuance of common stock for stock plans                 1.1         7.9
Purchase of stock for treasury                           (.2)        (.3)
Cash dividends paid to shareholders                    (30.3)      (27.8)
                                                       169.7       249.4

Effect of exchange rate changes on cash                  (.2)          -

Net increase (decrease) in cash and cash
  equivalents                                            (.7)        2.7

Cash and cash equivalents at beginning
  of period                                             13.0         8.6

Cash and cash equivalents at end of period         $    12.3   $    11.3


See notes to consolidated financial statements.

Summarized Statements of Income
Temple-Inland Financial Services
Unaudited


                                Second Quarter         First Six Months
                               1995       1994         1995        1994
                                           (in millions)
Interest income
Mortgage-backed and investment
  securities                 $  52.5    $  47.3      $ 103.1     $  96.0
Loans receivable and mortgage
  loans held for sale           90.7       55.3        171.5       110.7
Assisted assets                  6.1        7.4         12.2        16.0
Other earning assets             6.1        6.0         11.6        20.8
    Total interest income      155.4      116.0        298.4       243.5

Interest expense
Deposits                        78.7       60.1        152.6       119.4
Borrowed funds                  31.2       17.7         60.3        43.3
    Total interest expense     109.9       77.8        212.9       162.7

Net interest income             45.5       38.2         85.5        80.8

Provision for loan losses        3.7         .5          9.0         1.4

Net interest income after provision for

  loan losses                   41.8       37.7         76.5        79.4

Noninterest income
Loan servicing fees             10.6        7.6         20.4        15.4
Loan origination and
  marketing                      1.6        5.0          2.8        12.9
Other                           23.9       23.0         43.8        44.3
                                36.1       35.6         67.0        72.6

Noninterest expense
Compensation and benefits       23.3       28.2         45.4        58.7
Other                           30.6       30.7         59.9        61.9
    Total noninterest
    expense                     53.9       58.9        105.3       120.6

Income before taxes             24.0       14.4         38.2        31.4

Taxes on income                  7.9        4.6         13.6         9.4

Net income                   $  16.1    $   9.8      $  24.6     $  22.0


See notes to consolidated financial statements.

Summarized Balance Sheets
Temple-Inland Financial Services
Unaudited




                                             July 1,           December 31,
                                              1995                1994
                                                    (in millions)
ASSETS

Cash and cash equivalents                  $   331.0            $   301.8
Mortgage loans held for sale                   134.8                130.4
Loans receivable                             4,551.6              3,674.8
Mortgage-backed and investment
  securities                                 3,616.7              3,964.2
Covered assets                                 356.3                418.1
Other assets                                   543.1                518.4

TOTAL ASSETS                               $ 9,533.5            $ 9,007.7


LIABILITIES

Deposits                                   $ 6,558.0            $ 6,598.3
Securities sold under repurchase
  agreements                                 1,737.8              1,365.2
Advances from Federal Home Loan Bank           154.7                154.5
Other borrowings                                98.4                 81.7
Other liabilities                              377.9                265.1

TOTAL LIABILITIES                            8,926.8              8,464.8

SHAREHOLDER'S EQUITY                           606.7                542.9

TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY                                     $ 9,533.5            $ 9,007.7


See notes to consolidated financial statements.

Summarized Statements of Cash Flows
Temple-Inland Financial Services
Unaudited


                                                        First Six Months
                                                       1995         1994
                                                        (in millions)
Cash Provided by (Used for) Operations
Net income                                           $  24.6      $  22.0
Adjustments to reconcile net income
  to net cash:
    Amortization, accretion and depreciation            11.9          8.8
    Provision for loan losses                            9.0          1.4
    Receivable from FDIC                                 9.3         39.1
    Mortgage loans held for sale                        (4.4)       384.3
    Gain on sales of mortgage-backed and
      Investment securities available-for-sale          (2.1)         (.4)
    Other                                               11.6       (120.2)
                                                        59.9        335.0
Cash Provided by (Used for) Investments
Purchases of mortgage-backed and investment
  securities held-to-maturity                              -       (235.3)
Purchases of mortgage-backed and investment
  securities available-for-sale                        (53.7)           -
Maturities of mortgage-backed and investment
  securities held-to-maturity                          198.1        468.3
Maturities of mortgage-backed and investment
  securities available-for-sale                         11.0            -
Proceeds from sales of loans and mortgage-
  backed and investment securities available-
  for-sale                                             192.6           .5
Loans originated net of principal collected           (889.0)       (58.7)
Reduction in covered assets                             88.3        141.3
Savings bank acquisition                                   -        200.2
Other                                                  (37.4)         9.2
                                                      (490.1)       525.5
Cash Provided by (Used for) Financing
Net increase (decrease) in deposits                    (37.6)       (47.1)
Net increase (decrease) in securities sold
  under repurchase agreements and short-term
  borrowings                                           372.7       (346.4)
Change in debt                                          16.6        (15.5)
Capital contribution from parent                        35.0            -
Other                                                   72.7         70.0
                                                       459.4       (339.0)

Net increase in cash and cash equivalents               29.2        521.5

Cash and cash equivalents at beginning of period       301.8        156.3

Cash and cash equivalents at end of period           $ 331.0      $ 677.8


See notes to consolidated financial statements.

Consolidated Statements of Income
Temple-Inland Inc. and Subsidiaries
Unaudited


                                Second Quarter         First Six Months
                               1995       1994        1995        1994
                                (In millions, except for per share data)

Revenues
Manufacturing net sales      $ 697.5    $ 573.5    $ 1,358.3   $ 1,115.3
Financial Services revenues    191.5      151.6        365.4       316.1
                               889.0      725.1      1,723.7     1,431.4

Costs and Expenses
Manufacturing costs and
  expenses                     592.8      533.6      1,162.5     1,043.0
Financial Services expenses    167.5      137.2        327.2       284.7
                               760.3      670.8      1,489.7     1,327.7

Operating Income               128.7       54.3        234.0       103.7

Parent Company Interest
  - net                        (17.2)     (16.3)       (33.6)      (32.2)

Other                             .6        1.1          1.4         1.3

Income Before Taxes            112.1       39.1        201.8        72.8

Taxes on Income                 39.2       12.5         70.6        23.3

Net Income                   $  72.9    $  26.6    $   131.2   $    49.5


Earnings per share             $1.30      $ .48        $2.34       $ .89

Dividends Paid Per Share of
  Common Stock                 $ .27      $ .25        $ .54       $ .50

Weighted Average Shares
  Outstanding                   56.1       55.8         56.1        55.8


See notes to consolidated financial statements.

Consolidated Balance Sheets
Temple-Inland Inc. and Subsidiaries
July 1, 1995
Unaudited

                                     Parent     Financial
                                    Company      Services    Consolidated
                                              (in millions)
ASSETS

Cash and cash equivalents          $    12.3    $   331.0     $   343.3
Mortgage loans held for sale               -        134.8         134.8
Loans receivable                           -      4,551.6       4,551.6
Investments                                -      3,616.7       3,616.7
Covered assets                             -        356.3         356.3
Trade and other receivables            339.1            -         339.1
Inventories                            324.0            -         324.0
Property & equipment                 2,701.9         64.3       2,766.2
Other assets                           172.9        478.8         597.1
Investment in affiliates               617.3            -             -

TOTAL ASSETS                       $ 4,167.5    $ 9,533.5     $13,029.1

LIABILITIES

Deposits                           $       -    $ 6,558.0     $ 6,558.0
Securities sold under repurchase
  agreements and Federal Home
  Loan Bank advances                       -      1,892.5       1,892.5
Other liabilities                      480.9        377.9         848.3
Long-term debt                       1,419.3         98.4       1,517.7
Deferred income taxes                  250.3            -         195.6
Postretirement benefits                128.9            -         128.9

TOTAL LIABILITIES                  $ 2,279.4    $ 8,926.8      11,141.0

SHAREHOLDERS' EQUITY

Preferred stock - par value $1 per share:
  authorized 25,000,000 shares; none issued                           -
Common stock - par value $1 per share:
  authorized 200,000,000 shares; issued
  61,389,552 shares including shares held
  in the treasury                                                  61.4
Additional paid-in capital                                        304.4
Translation and other adjustments                                  (8.1)
Retained earnings                                               1,657.6
                                                                2,015.3
Cost of shares held in the treasury:
  5,275,115 shares                                               (127.2)

TOTAL SHAREHOLDERS' EQUITY                                      1,888.1

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $13,029.1

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

Consolidated Statements of Cash Flows
Temple-Inland Inc. and Subsidiaries
Unaudited

                                                       First Six Months
                                                      1995          1994
                                                         (in millions)
Cash Provided by (Used for) Operations
Net income                                         $   131.2     $    49.5
Adjustments to reconcile net income to
  net cash:
    Depreciation and depletion                         107.4         102.3
    Amortization and accretion                           8.0           4.9
    Deferred taxes                                      32.1          15.9
    Receivable from FDIC                                 9.3          39.1
    Trade and other receivables                        (94.4)        (46.2)
    Inventories                                        (55.8)         (1.8)
    Mortgage loans held for sale                        (4.4)        384.3
    Other                                              (25.8)       (172.8)
                                                       107.6         375.2
Cash Provided by (Used for) Investments
Capital expenditures                                  (205.4)       (233.5)
Proceeds from sale of property and equipment             7.3           3.4
Purchase of mortgage-backed and investment
  securities held-to-maturity                              -        (235.3)
Purchases of mortgage-backed and investment
  securities available-for-sale                        (53.7)            -
Maturities of mortgage-backed and investment
  securities held-to-maturity                          198.1         468.3
Maturities of mortgage-backed and investment
  securities available-for-sale                         11.0             -
Proceeds from sales of mortgage-backed and
  investment securities available-for-sale             192.6            .5
Loans originated net of principal collected           (889.0)        (58.7)
Reduction in covered assets                             88.3         141.3
Savings bank acquisition                                   -         200.2
Manufacturing acquisitions, net                         (1.6)        (64.1)
Other                                                  (20.6)         16.5
                                                      (673.0)        238.6
Cash Provided by (Used for) Financing
Additions to debt                                      252.6         272.3
Payments of debt                                       (36.9)        (18.2)
Net increase (decrease) in short-term
  borrowings and repurchase agreements                 372.7        (346.4)
Cash dividends paid to shareholders                    (30.3)        (27.8)
Net increase (decrease) in deposits                    (37.6)        (47.1)
Other                                                   73.6          77.6
                                                       594.1         (89.6)
Effect of exchange rate changes on cash and
  cash equivalents                                       (.2)            -

Net increase (decrease) in cash and
  cash equivalents                                      28.5         524.2

Cash and cash equivalents at beginning of period       314.8         164.9

Cash and cash equivalents at end of period         $   343.3     $   689.1

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

The consolidated financial statements include the accounts of Temple-Inland Inc. and all subsidiaries in which the Company has more than a 50 percent equity ownership. All material intercompany amounts and transactions have been eliminated. Certain amounts have been reclassified to conform with current year s classification.

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS




Results of Operations

Results of operations, including information regarding the Company's principal business segments, are shown below:



                                     Second Quarter        First Six Months

                                    1995       1994        1995       1994
                                                (in millions)
Revenues
Corrugated container              $ 476.4    $ 353.8    $   909.8  $   680.7
Bleached paperboard                  92.3       76.0        187.0      145.7
Building products                   128.8      137.6        261.5      277.2
Other activities                        -        6.1            -       11.7
  Manufacturing net sales           697.5      573.5      1,358.3    1,115.3
Financial services                  191.5      151.6        365.4      316.1
  Total revenues                  $ 889.0    $ 725.1    $ 1,723.7  $ 1,431.4



Income
Corrugated container              $  87.1    $  17.2    $   151.9  $    26.3
Bleached paperboard                   8.1       (8.2)        15.6      (18.4)
Building products                    15.3       33.4         39.0       69.6
Other activities                        -         .8            -        1.2
  Manufacturing profit              110.5       43.2        206.5       78.7
Financial services                   24.0       14.4         38.2       31.4
                                    134.5       57.6        244.7      110.1
Corporate expenses                   (5.8)      (3.3)       (10.7)     (6.4)
Parent company interest - net       (17.2)     (16.3)       (33.6)    (32.2)
Other - net                            .6        1.1          1.4        1.3
  Income before taxes               112.1       39.1        201.8       72.8
Taxes on income                     (39.2)     (12.5)       (70.6)    (23.3)
    Net income                    $  72.9    $  26.6    $   131.2  $    49.5

Second Quarter 1995 vs. Second Quarter 1994

Second quarter earnings for 1995 totaled $72.9 million, or $1.30 per share, a 174 percent increase over 1994 second quarter earnings of $26.6 million, or $.48 per share. Revenues for the period were $889 million, an increase of 23 percent over the second quarter of last year.

The corrugated container group earned $87.1 million in the quarter, up $69.9 million from the second quarter of 1994. Although the weakening of the U.S. economy curbed the momentum in corrugated box volume growth, the corrugated container group reported record earnings in the quarter. Selling prices for containerboard and corrugated boxes continued to improve in the second quarter, and the mills achieved record volumes of production. The increase in earnings for the corrugated container group resulted despite unprecedented increases in the cost of old corrugated containers (OCC), the principal raw material used in the Company s recycle operations. Prices for OCC reached new record levels early in the second quarter, before declining in June. As a result, this group incurred $30 million in net additional costs over the 1994 second quarter and $10 million over first quarter levels.

The bleached paperboard group earned $8.1 million in the second quarter compared with an $8.2 million loss in the second quarter of 1994. Demand for most bleached paperboard products remained strong, and selling prices continued to improve in the second quarter.

The building products group earned $15.3 million in the quarter, down from the $33.4 million earned in the second quarter last year. Lower demand and record high fiber costs contributed to the decline in earnings. Solid wood products were particularly affected by declining prices and high timber costs.

Temple-Inland Financial Services earned $24.0 million in the quarter, up $9.6 million from the second quarter last year. This increase in earnings reflects the group s continuing emphasis on its long-term strategy of improving the efficiencies within the banking operation, as well as the positive impact of the current interest rate environment.

First Half of 1995 vs. First Half of 1994

Earnings for the first six months of 1995 were $131.2 million, or $2.34 per share compared with $49.5 million, or $.89 per share for the first half of last year. Revenues of $1,723.7 billion were up from the 1994 first half of $1,431.4 billion.

The corrugated container group's earnings of $151.9 million were up 478 percent from last year. Demand for the group s product declined slightly compared with the same period in 1994. The increase in average selling prices for containerboard and corrugated boxes contributed to the increase in earnings with the cost of OCC still at higher prices than in the prior year.

The bleached paperboard group earned $15.6 million compared with a loss of $18.4 million in the first half of 1994. Demand for paperboard products strengthened allowing the group to achieve pricing improvements.

The building products group earned $39.0 million in the first half of 1995 compared with $69.6 million last year. Weakened demand and record high fiber cost contributed to the decline in earnings.

Earnings for the financial services group were $38.2 million for the period compared with $31.4 million for last year's comparable period. This increase was due to the group s long-term strategy of improving the efficiencies within the banking operations and favorable impact of the current interest rate environment. The mortgage banking unit also increased earnings during this period compared with last year, due in part to the adoption of FASB No. 122 requiring capitalization of certain costs incurred in acquiring loan servicing that historically had been expensed.


Financial Condition

The Company's financial condition continues to be sound. Internally generated funds, existing credit facilities and the capacity to issue long-term debt are sufficient to fund projected capital expenditures, to service existing debt, to pay dividends and to meet normal working capital requirements. During the first half of 1995, the Company's debt increased $199.1 million mainly through issuance of commercial paper and bank debt. This was used to fund planned capital expenditures in the business units and contribute additional capital to financial services.

On August 4, 1995, the Board of Directors of the Company announced a repurchase program pursuant to which the Company is authorized to repurchase up to 2.5 million shares of its common stock. The repurchase will be accomplished from time to time through open market or privately negotiated transactions.

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

Item 3.        Defaults Upon Senior Securities.
               Not Applicable.

Item 4.        Submission of Matters to a Vote of Security Holders.
               Not Applicable

Item 5.        Other Information.
               Not Applicable.

Item 6.        Exhibits and Reports on Form 8-K.
               (a) Exhibits.



   Regulation S-K
   Exhibit Number

      (11)     Statement re computation of per share earnings

               (b) Reports on Form 8-K. During the six months ended July 1, 1995, the Company did not file any reports on Form 8-K.

      (27)     Financial Data Schedule

                                 SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  TEMPLE-INLAND INC.
                                     (Registrant)






Date:  August 9, 1995             By  /s/ David H. Dolben
                                    David H. Dolben
                                    Vice President and
                                    Chief Accounting Officer

                                EXHIBIT INDEX




The following is an index of the exhibits filed herewith. The page reference set forth opposite the description of exhibits included in such index refer to the pages under the sequential numbering system prescribed by Rule 0-3(b) under the Securities Exchange Act of 1934.




Regulation S-K
                                                           Sequential
    Number              Exhibit Name                       Page Number

     (11)               Statement re computation of            20
                          per share earnings.

     (27)               Financial Data Schedule                21

                                EXHIBIT (11)

                     TEMPLE-INLAND INC. AND SUBSIDIARIES
              STATEMENT RE:  COMPUTATION OF PER SHARE EARNINGS

                  (in thousands, except for per share data)




                                 Second Quarter         First Six Months
                                1995        1994        1995        1994

Primary
Average common shares
  outstanding                   56,098      55,692      56,081      55,639
Net effect of dilutive stock
  options based on treasury stock
  method using average market
  price                             12         145          43         175

    Weighted average shares
    outstanding                 56,110      55,837      56,124      55,814


  Net income                  $ 72,936    $ 26,618    $131,226    $ 49,532

  Earnings per share            $ 1.30      $  .48      $ 2.34      $  .89

Fully Diluted
Average common shares
  outstanding                   56,098      55,692      56,081      55,639
Net effect of dilutive stock
  options based on treasury stock
  method using the closing market
  price, if higher than average
  market price                      72         145          73         175

    Weighted average shares
    outstanding                 56,170      55,837      56,154      55,814

  Net income                  $ 72,936    $ 26,618    $131,226    $ 49,532

  Earnings per share            $ 1.30      $  .48      $ 2.34      $  .89