Form 10-Q
period 1995-09-30
TEMPLE INLAND INC
filed 1995-11-13
CIK 731939

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q
(Mark One)

 [X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934 for the Quarterly Period
       Ended September 30, 1995

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

                                   Number of common shares outstanding
             Class                        as of September 30, 1995

      Common Stock (par
      value $1.00 per share)                    56,096,039


The Exhibit Index appears on pages 22 and 23 of this report.

                        PART I.  FINANCIAL INFORMATION
                             FINANCIAL STATEMENTS



Summarized Statements of Income
Parent Company (Temple-Inland Inc.)
Unaudited


                                   Third Quarter         First Nine Months
                                  1995      1994         1995        1994
                                              (in millions)

Revenues
Net sales                       $ 673.7   $ 601.2     $ 2,032.0   $ 1,716.5
Financial services earnings        24.9      12.8          63.1        44.2
                                  698.6     614.0       2,095.1     1,760.7

Costs and Expenses
Cost of sales                     486.2     497.3       1,526.5     1,443.0
Selling and administrative         66.1      52.0         188.3       149.3
                                  552.3     549.3       1,714.8     1,592.3

Operating Income                  146.3      64.7         380.3       168.4

Interest - net                    (16.5)    (17.1)        (50.1)      (49.3)

Other                                .6       1.0           2.0         2.3

Income Before Taxes               130.4      48.6         332.2       121.4

Taxes on income                    45.6      15.5         116.2        38.8

Net Income                      $  84.8   $  33.1     $   216.0   $    82.6



See notes to consolidated financial statements.

Summarized Balance Sheets
Parent Company (Temple-Inland Inc.)
Unaudited



                                             September 30,    December 31,
                                                 1995             1994
                                                     (in millions)
ASSETS

Current Assets
Cash                                          $    13.0        $    13.0
Receivables, less allowances of
  $8.8 million in 1995 and $8.4
  million in 1994                                 318.9            244.0
Inventories:
  Work in process and finished goods              105.2             76.8
  Raw materials                                   242.6            191.4
                                                  347.8            268.2
Prepaid expenses                                   14.8             15.4
  Total current assets                            694.5            540.6

Investment in Financial Services                  622.1            542.9

Property and Equipment
Buildings                                         397.2            392.0
Machinery and equipment                         3,324.3          2,843.8
Less allowances for depreciation and
  amortization                                 (1,701.2)        (1,593.2)
                                                2,020.3          1,642.6
Construction in progress                          255.7            516.1
                                                2,276.0          2,158.7
Timber and timberlands--less depletion            453.6            431.2
Land                                               29.4             31.1
  Total property and equipment                  2,759.0          2,621.0

Other Assets                                      176.1            159.1

Total Assets                                  $ 4,251.7        $ 3,863.6


See notes to consolidated financial statements.

Parent Company (Temple-Inland Inc.)
Unaudited



                                             September 30,    December 31,
                                                 1995             1994
                                                     (in millions)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable (includes bank
  overdrafts)                                 $   175.5        $   176.2
Accrued expenses                                  165.3            178.5
Employee compensation and benefits                 31.7             25.0
Current portion of long-term debt                 109.4             14.1
  Total current liabilities                       481.9            393.8

Long-Term Debt                                  1,437.6          1,315.8

Deferred Income Taxes                             232.5            229.2

Postretirement Benefits                           130.7            125.5

Other Liabilities                                  17.9             16.6

Shareholders' Equity                            1,951.1          1,782.7


Total Liabilities and Shareholders' Equity    $ 4,251.7        $ 3,863.6






See notes to consolidated financial statements.

Summarized Statements of Cash Flows
Parent Company (Temple-Inland Inc.)
Unaudited



                                                      First Nine Months
                                                      1995        1994
                                                         (in millions)
Cash Provided by (Used for) Operations
Net income                                         $   216.0   $    82.6
Adjustments to reconcile net income to net cash:
  Depreciation and depletion                           152.9       148.6
  Deferred taxes                                        28.3        15.2
  Unremitted earnings of affiliates                    (39.9)      (32.8)
  Receivables                                          (74.4)      (62.2)
  Inventories                                          (79.6)       11.8
  Accounts payable and accrued expenses                (31.5)      (14.5)
  Other                                                (21.4)      (14.1)
                                                       150.4       134.6

Cash Provided by (Used for) Investments
Capital expenditures                                  (286.3)     (336.3)
Sale of property and equipment                           7.5         3.9
Acquisitions, net                                       (1.6)      (61.5)
Capital contribution to financial services             (35.0)          -
                                                      (315.4)     (393.9)

Cash Provided by (Used for) Financing
Proceeds from debt                                     217.5       295.9
Repayments of debt                                      (4.1)       (4.3)
Issuance of common stock for stock plans                 3.4        12.1
Purchase of stock for treasury                          (4.4)        (.5)
Cash dividends paid to shareholders                    (47.1)      (41.8)
                                                       165.3       261.4

Effect of exchange rate changes on cash                  (.3)          -

Net increase (decrease) in cash and cash
  equivalents                                              -         2.1

Cash and cash equivalents at beginning
  of period                                             13.0         8.6

Cash and cash equivalents at end of period         $    13.0   $    10.7




See notes to consolidated financial statements.

Summarized Statements of Income
Temple-Inland Financial Services
Unaudited


                                 Third Quarter         First Nine Months
                               1995       1994         1995       1994
                                              (in millions)
Interest income
Mortgage-backed and investment
  securities                 $  52.9    $  47.4      $ 156.0    $ 143.4
Loans receivable and mortgage
  loans held for sale           98.1       61.6        269.6      172.3
Assisted assets                  4.2        7.0         16.4       23.0
Other earning assets             6.2        3.9         17.8       24.7
    Total interest income      161.4      119.9        459.8      363.4

Interest expense
Deposits                        80.3       65.4        232.9      184.8
Borrowed funds                  31.3       16.7         91.6       60.0
    Total interest expense     111.6       82.1        324.5      244.8

Net interest income             49.8       37.8        135.3      118.6

Provision for loan losses        1.9        2.7         10.9        4.1

Net interest income after provision
  for loan losses               47.9       35.1        124.4      114.5

Noninterest income
Loan servicing fees             11.3        9.2         31.7       24.6
Loan origination and
  marketing                       .6        2.7          3.4       15.6
Other                           22.7       22.0         66.5       66.3
                                34.6       33.9        101.6      106.5

Noninterest expense
Compensation and benefits       23.3       24.8         68.7       83.5
Other                           34.3       31.4         94.2       93.3
   Total noninterest expense    57.6       56.2        162.9      176.8

Income before taxes             24.9       12.8         63.1       44.2

Taxes on income                  9.6        2.0         23.2       11.4

Net income                   $  15.3    $  10.8      $  39.9    $  32.8




See notes to consolidated financial statements.

Summarized Balance Sheets
Temple-Inland Financial Services
Unaudited



                                          September 30,    December 31,
                                              1995             1994
                                                  (in millions)
ASSETS

Cash and cash equivalents                  $   413.8        $   301.8
Mortgage loans held for sale                   105.7            130.4
Loans receivable                             4,557.5          3,674.8
Mortgage-backed and investment
  securities                                 3,513.9          3,964.2
Covered assets                                 324.3            418.1
Other assets                                   577.6            518.4

TOTAL ASSETS                               $ 9,492.8        $ 9,007.7


LIABILITIES

Deposits                                   $ 6,477.3        $ 6,598.3
Securities sold under repurchase
  agreements                                 1,726.8          1,365.2
Advances from Federal Home Loan Bank           154.9            154.5
Other borrowings                               105.8             81.7
Other liabilities                              405.9            265.1

TOTAL LIABILITIES                            8,870.7          8,464.8

SHAREHOLDER'S EQUITY                           622.1            542.9

TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY                                     $ 9,492.8        $ 9,007.7



See notes to consolidated financial statements.

Summarized Statements of Cash Flows
Temple-Inland Financial Services
Unaudited


                                                     First Nine Months
                                                     1995        1994
                                                        (in millions)

Cash Provided by (Used for) Operations
Net income                                        $    39.9   $    32.8
Adjustments to reconcile net income
     to net cash:
       Amortization, accretion and depreciation        22.2        15.8
       Receivable from FDIC                           (20.3)       31.8
       Mortgage loans held for sale                    24.6       467.8
       Deferred taxes                                  19.2        11.0
       Increase (decrease) in other liabilities        52.9      (188.8)
       Other                                          (34.2)       21.3
                                                      104.3       391.7
Cash Provided by (Used for) Investments
Purchases of mortgage-backed and investment
  securities held-to-maturity                             -      (235.6)
Purchases of mortgage-backed and investment
  securities available-for-sale                       (53.7)          -
Maturities of mortgage-backed and investment
     securities held-to-maturity                      299.9       643.8
Maturities of mortgage-backed and investment
     securities available-for-sale                     11.0           -
Proceeds from sales of loans and mortgage-
     backed and investment securities available-
     for-sale                                         192.6          .5
Loans originated net of principal collected          (898.6)     (481.6)
Reduction in covered assets                           117.9       188.8
Savings bank acquisition                                  -       204.5
Capital expenditures                                  (24.3)      (14.7)
Purchase of loan servicing rights                     (30.4)       (5.6)
Other                                                  12.3        24.2
                                                     (373.3)      324.3
Cash Provided by (Used for) Financing
Net increase (decrease) in deposits                  (117.2)      (31.5)
Net increase (decrease) in securities sold
     under repurchase agreements and short-term
     borrowings                                       361.6      (458.8)
Proceeds from debt                                    158.6           -
Repayment of debt                                    (134.4)      (21.1)
Capital contribution from Parent                       35.0           -
Net increase in advances from borrowers
  for taxes and insurance                              77.4        93.9
                                                      381.0      (417.5)

Net increase in cash and cash equivalents             112.0       298.5

Cash and cash equivalents at beginning of period      301.8       156.3

Cash and cash equivalents at end of period        $   413.8   $   454.8


See notes to consolidated financial statements.

Consolidated Statements of Income
Temple-Inland Inc. and Subsidiaries
Unaudited



                                  Third Quarter         First Nine Months
                                 1995      1994        1995        1994
                                 (In millions, except for per share data)

Revenues
Manufacturing net sales        $ 673.7   $ 601.2    $ 2,032.0   $ 1,716.5
Financial Services revenues      196.0     153.8        561.4       469.9
                                 869.7     755.0      2,593.4     2,186.4

Costs and Expenses
Manufacturing costs and
  expenses                       552.3     549.3      1,714.8     1,592.3
Financial Services expenses      171.1     141.0        498.3       425.7
                                 723.4     690.3      2,213.1     2,018.0

Operating Income                 146.3      64.7        380.3       168.4

Parent Company Interest - net    (16.5)    (17.1)       (50.1)      (49.3)

Other                               .6       1.0          2.0         2.3

Income Before Taxes              130.4      48.6        332.2       121.4

Taxes on Income                   45.6      15.5        116.2        38.8

Net Income                     $  84.8   $  33.1    $   216.0   $    82.6


Earnings per share               $1.51     $ .59        $3.85       $1.48


Dividends Paid Per Share of
  Common Stock                   $ .30     $ .25        $ .84       $ .75


Weighted Average Shares
  Outstanding                     56.3      55.9         56.2        55.9






See notes to consolidated financial statements.

Consolidated Balance Sheets
Temple-Inland Inc. and Subsidiaries
September 30, 1995
Unaudited

                                     Parent     Financial
                                    Company      Services    Consolidated
                                              (in millions)
ASSETS

Cash and cash equivalents          $    13.0    $   413.8     $   426.8
Mortgage loans held for sale               -        105.7         105.7
Loans receivable                           -      4,557.5       4,557.5
Investments                                -      3,513.9       3,513.9
Covered assets                             -        324.3         324.3
Trade and other receivables            318.9            -         318.9
Inventories                            347.8            -         347.8
Property & equipment                 2,759.0         68.7       2,827.7
Other assets                           190.9        508.9         641.5
Investment in affiliates               622.1            -             -

TOTAL ASSETS                       $ 4,251.7    $ 9,492.8     $13,064.1

LIABILITIES

Deposits                           $       -    $ 6,477.3     $ 6,477.3
Securities sold under repurchase
  agreements and Federal Home
  Loan Bank advances                       -      1,881.7       1,881.7
Other liabilities                      499.8        405.9         893.9
Long-term debt                       1,437.6        105.8       1,543.4
Deferred income taxes                  232.5            -         186.0
Postretirement benefits                130.7            -         130.7

TOTAL LIABILITIES                  $ 2,300.6    $ 8,870.7      11,113.0

SHAREHOLDERS' EQUITY

Preferred stock - par value $1 per share:
  authorized 25,000,000 shares; none issued                           -
Common stock - par value $1 per share:
  authorized 200,000,000 shares; issued
  61,389,552 shares including shares held
  in the treasury                                                  61.4
Additional paid-in capital                                        305.1
Translation and other adjustments                                 (11.3)
Retained earnings                                               1,725.5
                                                                2,080.7
Cost of shares held in the treasury:
  5,293,513 shares                                               (129.6)

TOTAL SHAREHOLDERS' EQUITY                                      1,951.1

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $13,064.1

See the notes to the consolidated financial statements.

Consolidated Balance Sheets
Temple-Inland Inc. and Subsidiaries
December 31, 1994
Unaudited

                                     Parent     Financial
                                    Company      Services    Consolidated
                                              (in millions)

ASSETS

Cash and cash equivalents          $    13.0    $   301.8     $   314.8
Mortgage loans held for sale               -        130.4         130.4
Loans receivable                           -      3,674.8       3,674.8
Investments                                -      3,964.2       3,964.2
Covered assets                             -        418.1         418.1
Trade and other receivables            244.0            -         244.0
Inventories                            268.2            -         268.2
Property & equipment                 2,621.0         49.7       2,670.7
Other assets                           174.5        468.7         565.5
Investment in affiliates               542.9            -             -

TOTAL ASSETS                       $ 3,863.6    $ 9,007.7     $12,250.7

LIABILITIES

Deposits                           $       -    $ 6,598.3     $ 6,598.3
Securities sold under repurchase
  agreements and Federal Home
  Loan Bank advances                       -      1,519.7       1,519.7
Other liabilities                      410.4        265.1         663.5
Long-term debt                       1,315.8         81.7       1,397.5
Deferred income taxes                  229.2            -         163.5
Postretirement benefits                125.5            -         125.5

TOTAL LIABILITIES                  $ 2,080.9    $ 8,464.8      10,468.0

SHAREHOLDERS' EQUITY

Preferred stock - par value $1 per share:
  authorized 25,000,000 shares; none issued                           -
Common stock - par value $1 per share:
  authorized 200,000,000 shares; issued
  61,389,552 shares including shares held
  in the treasury                                                  61.4
Additional paid-in capital                                        304.3
Translation and other adjustments                                 (10.6)
Retained earnings                                               1,556.6
                                                                1,911.7
Cost of shares held in the treasury:
  5,370,976 shares                                               (129.0)

TOTAL SHAREHOLDERS' EQUITY                                      1,782.7

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $12,250.7


See the notes to the consolidated financial statements.

Consolidated Statements of Cash Flows
Temple-Inland Inc. and Subsidiaries
Unaudited

                                                       First Nine Months
                                                      1995          1994
                                                         (in millions)
Cash Provided by (Used for) Operations
Net income                                         $  216.0      $   82.6
Adjustments to reconcile net income to
  net cash:
    Depreciation and depletion                        158.8         154.7
    Amortization and accretion                         16.3           9.7
    Deferred taxes                                     47.5          26.6
    Receivable from FDIC                              (20.3)         31.8
    Trade and other receivables                       (74.4)        (62.2)
    Inventories                                       (79.6)         11.8
    Mortgage loans held for sale                       24.6         467.8
    Accounts payable and accrued expenses             (31.5)        (14.5)
    Increase (decrease) in other liabilities           54.7        (185.5)
    Other                                             (57.4)          3.5
                                                      254.7         526.3
Cash Provided by (Used for) Investments
Capital expenditures                                 (310.6)       (351.0)
Purchase of loan servicing rights                     (30.4)         (5.6)
Purchase of mortgage-backed and investment
  securities held-to-maturity                             -        (235.6)
Purchases of mortgage-backed and investment
  securities available-for-sale                       (53.7)            -
Maturities of mortgage-backed and investment
  securities held-to-maturity                         299.9         643.8
Maturities of mortgage-backed and investment
  securities available-for-sale                        11.0             -
Proceeds from sales of mortgage-backed and
  investment securities available-for-sale            192.6            .5
Loans originated net of principal collected          (898.6)       (481.6)
Reduction in covered assets                           117.9         188.8
Savings bank acquisition                                  -         204.5
Manufacturing acquisitions, net                        (1.6)        (61.5)
Other                                                  19.8          28.1
                                                     (653.7)        (69.6)
Cash Provided by (Used for) Financing
Additions to debt                                     376.1         295.9
Payments of debt                                     (138.5)        (25.4)
Net increase (decrease) in short-term
  borrowings and repurchase agreements                361.6        (458.8)
Cash dividends paid to shareholders                   (47.1)        (41.8)
Net increase (decrease) in deposits                  (117.2)        (31.5)
Net increase in advances from borrowers
  for taxes and insurance                              77.4          93.9
Other                                                  (1.0)         11.6
                                                      511.3        (156.1)
Effect of exchange rate changes on cash and
  cash equivalents                                      (.3)            -
Net increase (decrease) in cash and cash
  equivalents                                         112.0         300.6
Cash and cash equivalents at beginning of period      314.8         164.9
Cash and cash equivalents at end of period         $  426.8      $  465.5

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



NOTE B - CONTINGENCIES

There are pending against the Company and its subsidiaries lawsuits and claims arising in the regular course of business. In the opinion of management, recoveries, if any, by plaintiffs or claimants that may result from the foregoing litigation and claims will not be material in relation to the Company s consolidated financial statements.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS



Results of Operations

Results of operations, including information regarding the Company's principal business segments, are shown below:


                                 Third Quarter          First Nine Months
                                1995        1994         1995        1994
                                             (in millions)
Revenues
Corrugated container          $ 464.9     $ 371.2     $ 1,374.7   $ 1,051.9
Bleached paperboard              83.7        79.1         270.7       224.8
Building products               125.1       143.7         386.6       420.9
Other activities                    -         7.2             -        18.9
  Manufacturing net sales       673.7       601.2       2,032.0     1,716.5
Financial services              196.0       153.8         561.4       469.9
  Total revenues              $ 869.7     $ 755.0     $ 2,593.4   $ 2,186.4



Income
Corrugated container          $ 103.7     $  23.0     $   255.6   $    49.3
Bleached paperboard               9.9        (2.4)         25.5       (20.8)
Building products                13.1        34.1          52.1       103.7
Other activities                    -          .3             -         1.5
  Manufacturing profit          126.7        55.0         333.2       133.7
Financial services               24.9        12.8          63.1        44.2
                                151.6        67.8         396.3       177.9
Corporate expenses               (5.3)       (3.1)        (16.0)       (9.5)
Parent company interest - net   (16.5)      (17.1)        (50.1)      (49.3)
Other - net                        .6         1.0           2.0         2.3
  Income before taxes           130.4        48.6         332.2       121.4
Taxes on income                  45.6        15.5         116.2        38.8
  Net income                  $  84.8     $  33.1     $   216.0   $    82.6

Third Quarter 1995 vs. Third Quarter 1994

Third quarter consolidated earnings were $84.8 million, compared with $33.1 million in 1994's third quarter. Earnings per share for the quarter were up 156 percent to $1.51 compared with $.59 in the same quarter last year. Consolidated revenues for the quarter were $869.7 million, a 15.2 percent increase over the $755.0 million reported for the same period last year.

The corrugated container group earned $103.7 million, up 351 percent from the $23.0 million earned in last year s third quarter. Improvements in pricing and decreases in the cost of raw materials, primarily at our recycle mills, contributed to the increase in earnings, but was partially offset by the Company s curtailed production and by a decline in box shipments.

The bleached paperboard group earned $9.9 million in the quarter compared with a $2.4 million loss in the third quarter of 1994. The demand and pricing for bleached paperboard were above last year s third quarter, though demand moderated somewhat late in the quarter.

The building products group earned $13.1 million in the quarter, down from $34.1 million earned in the third quarter last year. Lower domestic wood product prices resulting from continuing pressure of Canadian lumber imports and higher timber costs continue to have an unfavorable impact on segment earnings in the current quarter compared with the third quarter of 1994. As a result of the sluggish markets and the continued high prices for timber, the group took downtime during the third quarter at each of its saw mills.

The financial services group earned $24.9 million in the quarter, a 95 percent increase over last year s third quarter of $12.8 million. This increase in earnings was the result of the positive impact of the current interest rate environment as well as continued efficiencies within the banking operations. The Company s mortgage banking operations continue to add to the servicing portfolio. Purchases were $845.7 million compared with $1.4 billion in the third quarter of 1994, bringing the total servicing portfolio to $13.1 billion compared with $8.9 billion as of the third quarter last year.

Net interest expense decreased to $16.5 million in the third quarter of 1995 compared with $17.1 million in the third quarter of last year. Although interest expense increased in this year s third quarter due to higher levels of debt outstanding, that increase was offset by an increase in capitalized interest due to the Company s continuing capital spending for the bleached paperboard group s modernization projects.

First Nine Months of 1995 vs. First Nine Months of 1994

For the nine-month period, net income was $216.0 million, or $3.85 per share, versus net income of $82.6 million, or $1.48 per share, for last year s first three quarters.

The corrugated container group earned $255.6 million, up 418 percent from the $49.3 million earned in the first nine months of 1994. Demand for corrugated boxes and containerboard weakened somewhat with shipments slightly below 1994 levels. Domestic prices of both boxes and board remained relatively stable at favorable levels compared with the same period last year. The average cost of old corrugated containers (OCC), the principal raw material in the Company s recycle operations, has declined in 1995 becoming a significant profit factor over the first nine months of 1994.

The bleached paperboard group earned $25.5 million compared with a loss of $20.8 million in the first nine months of 1994. Demand and pricing for bleached paperboard are above last year s level. During the third quarter, the start-up of the new paper machine and fiberline at the Evadale, Texas mill continued to progress on schedule and is targeted to be complete in the latter portion of the fourth quarter.

The building products group earned $52.1 million, down from $103.7 million for the first nine months of 1994. Earnings have decreased due to lower shipment volumes, particularly within our solid wood operations, and reduced price levels in most of the group s products compared with last year s nine months. In addition, higher fiber costs and an increased supply of imported lumber from Canadian markets have further reduced profitability.

Earnings for the financial services group were $63.1 million compared with $44.2 million for last year s comparable period. Earnings in the mortgage and insurance units were comparable with the savings bank providing the largest portion of the earnings increase over this same period last year. Increased earnings for the savings bank were due to a favorable interest rate spread as well as continued operating improvements within the banking operations. The increase in loan loss provision was largely due to an increase in loan volume in 1995 versus 1994 levels.

Liquidity and Capital Resources

The Company s financial position remained sound through the first nine months. Debt increased in 1995 primarily as the result of funding planned capital expenditures in the business units. During the quarter the Company issued $75 million of private placement notes with interest rates averaging seven percent. In October 1995, the Company also issued an additional $113 million of private placement notes with interest rates averaging less than seven percent. The proceeds from both of these issues will be used for general working capital and to retire other debt issues maturing in 1996.

Manufacturing inventories increased at the end of the third quarter due to reduced demand and resulting lower sales. Trade receivables increased due largely to price increases for products manufactured in the Company s corrugated container group.

The Company expects internally generated cash flow along with borrowings under its existing credit facilities to be sufficient to meet operating and planned capital expenditure requirements.

Our savings bank continues to meet all three regulatory requirement formulae set out under the Financial Institution Reform, Recovery and Enforcement Act of 1989 ("FIRREA").

                          PART II.  OTHER INFORMATION



Item 1.   Legal Proceedings
          The information set forth in Note B to Notes to Consolidated Financial Statements in Part I of this report is incorporated by reference thereto.

Item 2.   Changes in Securities
          Not Applicable.

Item 3.   Defaults Upon Senior Securities
          Not Applicable.

Item 4.   Submission of Matters to a Vote of Security Holders
          Not Applicable

Item 5.   Other Information

          Stock Repurchase
          The Board of Directors of the Company announced at its August 4, 1995 meeting that it had adopted a repurchase program pursuant to which the Company would repurchase up to 2.5 million shares of its common stock. During the third quarter, 60,000 shares were repurchased.

          Termination Agreements
          In connection with the acquisition of Guaranty Federal Bank, F.S.B. ( Guaranty ) in 1988, the Company entered into an assistance agreement (the "Guaranty Assistance Agreement") with the Federal Savings and Loan Insurance Corporation (the "FSLIC"). Pursuant to the Guaranty Assistance Agreement, the FSLIC agreed to provide continuing financial assistance to Guaranty consisting of notes from the FSLIC, guaranteed yield on the book value of assets acquired from the FSLIC ("Covered Assets"), protection against losses on the book value of the Covered Assets and indemnification from certain claims and litigation. Pursuant to an acquisition in 1993, Guaranty assumed all of the rights and obligations of American Federal Bank, F.S.B. ("AFB") pursuant to its assistance agreement (the "AFB Assistance Agreement" and, together with the GFB Assistance Agreement, the Assistance Agreements ) entered into during 1988 by AFB. Pursuant to the Guaranty Assistance Agreement, the Company also receives various tax benefits from the receipt of assistance payments under the Covered Asset guarantees held by Guaranty. The Company is required to share a portion of these tax benefits with the FSLIC Resolution Fund, a government-sponsored entity created in August 1989 and managed by the Federal Deposit Insurance Corporation
          (the "FDIC").   All of the notes issued pursuant to the Assistance
          Agreements have been prepaid and the guarantees are now obligations of the FSLIC Resolution Fund.

                          PART II.  OTHER INFORMATION
                                  (Continued)



Item 5.   Other Information  (Continued)

          Termination Agreements  (Continued)
          On October 31, 1995, the Company and Guaranty entered into a series of agreements (the Termination Agreements ) with the FDIC, as manager of the FSLIC Resolution Fund, terminating the Assistance Agreements. Pursuant to the Termination Agreements, Guaranty received a net payment from the FSLIC Resolution Fund of approximately $208 million, subject to future adjustments, in payment for the sum of (i) the early termination of the Assistance Agreements, which were scheduled to expire in 1998, and (ii) the transfer of certain of the Covered Assets, less (iii) the amount owed by Guaranty to the FSLIC Resolution Fund for its share of the tax benefits the Company received from the Assistance Agreements. The remainder of the Covered Assets have been retained by Guaranty, but will not be the subject of any ongoing assistance.

          Guaranty will use the proceeds received in connection with the Termination Agreements to pay down outstanding short-term borrowings. In addition, Guaranty expects to realize benefits from operating efficiencies derived from the elimination of the assets transferred to the FDIC.

          BIF/SAIF Legislation
          Both the House Banking Committee and the Senate Banking Committee have approved legislation that would recapitalize the Savings Association Insurance Fund ( SAIF ) and merge the SAIF with the Bank Insurance Fund ( BIF ). Both versions of the legislation would impose a one-time special assessment, which is currently estimated to be between 79 and 85 basis points on SAIF-insured deposits, in an effort to recapitalize the SAIF. If this legislation is adopted as proposed and the assessment totals 85 basis points, Guaranty would be required to make a payment of approximately $58 million, probably in early 1996, to satisfy this assessment. After the SAIF achieves its designated reserve ratio of 1.25% of insured liabilities through this one-time assessment, Guaranty expects that its deposit insurance premiums will be reduced substantially from current levels.

          The House and Senate are also discussing additional legislative proposals related to the thrift industry. At this time, the Company is not able to predict if any of these proposals will be adopted or, if adopted, the ultimate impact they might have on the Company.

                          PART II.  OTHER INFORMATION
                                  (Continued)



Item 6.   Exhibits and Reports on Form 8-K
          (a) Exhibits

   Regulation S-K
   Exhibit Number

      (10.17) Termination Agreement by and among Federal Deposit Insurance Corporation, as Manager of the FSLIC Resolution Fund, Guaranty Federal Bank, F.S.B., Guaranty Holdings Inc. I, and Temple-Inland Inc., dated as of October 31, 1995

      (10.18) GFB Tax Agreement by and among Federal Deposit Insurance Corporation, as Manager of the FSLIC Resolution Fund, Guaranty Federal Bank, F.S.B., Guaranty Holdings Inc. I, and Temple-Inland Inc., dated as of October 31, 1995

      (10.19) Termination Agreement by and among Federal Deposit Insurance Corporation, as Manager of the FSLIC Resolution Fund, Guaranty Federal Bank, F.S.B., the surviving institution resulting from the merger of American Federal Bank, F.S.B. with and into Guaranty, which subsequently became the successor-in-interest to LSST Financial Services Corporation, Guaranty Holdings Inc. I, and Temple-Inland Inc., dated as of October 31, 1995

      (10.20) AFB Tax Agreement by and among Federal Deposit Insurance Corporation, as Manager of the FSLIC Resolution Fund, Guaranty Federal Bank, F.S.B., the surviving institution resulting from the merger of American Federal Bank, F.S.B. with and into Guaranty, which subsequently became the successor-in-interest to LSST Financial Services Corporation, Guaranty Holdings Inc. I, and Temple-Inland Inc., dated as of October 31, 1995

      (11)   Statement re computation of per share earnings.

      (27)   Financial Data Schedule

          (b) Reports on Form 8-K. During the three months ended September 30, 1995, the Company did not file any reports on Form 8-K.

                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  TEMPLE-INLAND INC.
                                     (Registrant)






Date:  November 13, 1995          By  /s/ David H. Dolben
                                    David H. Dolben
                                    Vice President and
                                    Chief Accounting Officer

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


Regulation S-K
   Exhibit                                                   Sequential
    Number                                                   Page Number

    (10.17)       Termination Agreement by and among
                  Federal Deposit Insurance Corporation,
                  as Manager of the FSLIC Resolution Fund,
                  Guaranty Federal Bank, F.S.B., Guaranty
                  Holdings Inc. I, and Temple-Inland Inc., dated as of October 31, 1995

    (10.18)       GFB Tax Agreement by and among Federal
                  Deposit Insurance Corporation, as Manager of the FSLIC Resolution Fund, Guaranty
                  Federal Bank, F.S.B., Guaranty Holdings
                  Inc. I, and Temple-Inland Inc., dated as of October 31, 1995

    (10.19)       Termination Agreement by and among
                  Federal Deposit Insurance Corporation,
                  as Manager of the FSLIC Resolution Fund,
                  Guaranty Federal Bank, F.S.B., the
                  surviving institution resulting from the merger of American Federal Bank, F.S.B. with and into Guaranty, which subsequently became the successor-in-interest to LSST Financial Services Corporation, Guaranty Holdings Inc. I, and Temple-Inland Inc., dated as of October 31, 1995

    (10.20)       AFB Tax Agreement by and among Federal
                  Deposit Insurance Corporation, as Manager of the FSLIC Resolution Fund, Guaranty
                  Federal Bank, F.S.B., the surviving
                  institution resulting from the merger of American Federal Bank, F.S.B. with and into Guaranty, which subsequently became the successor-in-interest to LSST
                  Financial Services Corporation, Guaranty
                  Holdings Inc. I, and Temple-Inland Inc., dated as of October 31, 1995

                                 EXHIBIT INDEX

                                  (Continued)






Regulation S-K
   Exhibit                                                   Sequential
    Number                                                   Page Number

    (11)                Statement re computation of per
                        share earnings.

    (27)                Financial Data Schedule

                                 EXHIBIT (11)

                      TEMPLE-INLAND INC. AND SUBSIDIARIES
               STATEMENT RE:  COMPUTATION OF PER SHARE EARNINGS

                   (in thousands, except for per share data)




                                        Third Quarter       First Nine Months
                                      1995       1994       1995     1994

Primary
Average common shares outstanding     56,123     55,809     56,095   55,696
Net effect of dilutive stock options
  based on treasury stock method using
  average market price                   136        127         74      159

Weighted average shares outstanding   56,259     55,936     56,169   55,855


  Net income                        $ 84,748   $ 33,036   $215,974 $ 82,568

  Earnings per share                $   1.51   $    .59   $   3.85 $   1.48

Fully Diluted
Average common shares outstanding     56,123     55,809     56,095   55,696
Net effect of dilutive stock options
  based on treasury stock method
  using the closing market price, if
  higher than average market price       374        287        153      212

Weighted average shares outstanding   56,497     56,096     56,248   55,908

  Net income                        $ 84,748   $ 33,036   $215,974 $ 82,568

  Earnings per share                $   1.50   $    .59   $   3.84 $   1.48