Form 10-K405
period 1995-12-30
TEMPLE INLAND INC
filed 1996-03-22
CIK 731939

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------
                                   FORM 10-K

 (MARK ONE)
     /X/              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                        FOR THE FISCAL YEAR ENDED DECEMBER 30, 1995
                                             OR
     / /             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                           OF THE SECURITIES EXCHANGE ACT OF 1934
                                     [NO FEE REQUIRED]
                         FOR THE TRANSITION PERIOD FROM          TO
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

                                      None
                            ------------------------
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing sales price of the Common Stock on the New York Stock Exchange on March 8, 1996, was $1,900,268,458. For purposes of this computation, all officers, directors, and 5% beneficial owners of the registrant (as indicated in Item 12) are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 5% beneficial owners are, in fact, affiliates of the registrant.

     As of March 8, 1996, 55,560,184 shares of Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents are incorporated by reference into the indicated part or parts of this report:

          (a) Pages 27-36, 48, and 50-59 of the Annual Report to Shareholders for the fiscal year ended December 30, 1995 -- Parts I and II.

          (b) The Company's definitive proxy statement, dated March 22, 1996, in connection with the Annual Meeting of Shareholders to be held May 3, 1996 -- Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS:

INTRODUCTION:

     Temple-Inland Inc. (the "Company") is a holding company that conducts all of its operations through its subsidiaries. The Company holds interests in corrugated container, bleached paperboard, building products, timber and timberlands, and financial services. The Company's corrugated container operations are vertically integrated and consist of four linerboard mills, three corrugated medium mills, 42 box plants, and six specialty converting plants.

     The Company also manufactures bleached paperboard at one mill and a wide range of building products including lumber, plywood, particleboard, gypsum wallboard, and fiberboard. Forest resources include approximately 1.9 million acres of timberland in Texas, Louisiana, Georgia, and Alabama. The Company's financial services operations consist of savings bank activities, mortgage banking, real estate development, and insurance brokerage.

     The Company is a Delaware corporation that was organized in 1983. Its principal subsidiaries include Inland Container Corporation ("Inland"), Temple-Inland Forest Products Corporation ("Temple-Inland FPC"), Temple-Inland Financial Services Inc. ("Financial Services"), Guaranty Federal Bank, F.S.B. ("Guaranty"), and Temple-Inland Mortgage Corporation ("Temple-Inland Mortgage").

     The Company's principal executive offices are located at 303 South Temple Drive, Diboll, Texas 75941. Its telephone number is (409) 829-2211.

FINANCIAL INFORMATION:

     The results of operations including information regarding the principal business segments are shown in the following table:

                               TEMPLE-INLAND INC.
                               BUSINESS SEGMENTS

                                                                FOR THE YEAR
                                             ---------------------------------------------------
                                              1995       1994       1993       1992       1991
                                             -------    -------    -------    -------    -------
                                                                (IN MILLIONS)
Revenues
  Corrugated container...................... $1,824.8   $1,438.2   $1,248.5   $1,254.4   $1,148.6
  Bleached paperboard.......................    369.0      299.4      318.5      352.6      370.6
  Building products.........................    502.4      549.3      475.3      391.3      311.1
  Other activities..........................       --       19.2       58.4       77.1       67.9
                                             --------   --------   --------    -------    -------
     Manufacturing net sales............... . 2,696.2    2,306.1    2,100.7    2,075.4    1,898.2
  Financial services........................    764.3      631.4      635.1      637.8      608.9
                                             --------   --------   --------    -------    -------
          Total revenues.................... $3,460.5   $2,937.5   $2,735.8   $2,713.2   $2,507.1
                                             ========   ========   ========   ========   ========
Income before taxes
  Corrugated container...................... $  344.0   $  102.0   $   21.0   $  112.3   $   75.4
  Bleached paperboard.......................     18.6      (22.1)     (12.1)      23.3       79.9
  Building products.........................     61.0      132.6       99.1       39.5        5.2
  Other activities..........................       --        1.5       (1.9)      (2.0)       1.1
                                             --------   --------   --------   --------   --------
     Operating profit.......................    423.6      214.0      106.1      173.1      161.6
  Financial services........................     98.1       56.3       67.5       64.4       54.2
                                             --------   --------   --------   --------   --------
                                                521.7      270.3      173.6      237.5      215.8
Corporate expense...........................    (21.7)     (13.7)     (11.2)     (15.3)     (16.0)
Parent company interest -- net..............    (72.7)     (67.1)     (69.4)     (48.0)     (38.3)
Other income................................      3.7        3.8        3.2        2.8        5.3
                                             --------   --------   --------   --------   --------
          Income before taxes............... $  431.0   $  193.3   $   96.2   $  177.0   $  166.8
                                             ========   ========   ========   ========   ========

---------------

     For more information with respect to identifiable assets, capital expenditures, depreciation, and depletion on a business segment basis, see pages 35 and 58 of the Company's 1995 Annual Report to Shareholders, which are incorporated herein by reference.

     The following table shows the revenues of the Company:

                                    REVENUES

                                                                FOR THE YEAR
                                             ---------------------------------------------------
                                              1995       1994       1993       1992       1991
                                             -------    -------    -------    -------    -------
                                                                (IN MILLIONS)
Corrugated container........................ $1,824.8   $1,438.2   $1,248.5   $1,254.4   $1,148.6
Bleached paperboard
  Paperboard................................    249.0      217.4      228.7      249.4      292.2
  Pulp......................................     36.9       22.1       33.4       47.3       44.8
  Food Service and other....................     83.1       59.9       56.4       55.9       33.6
Building products
  Pine lumber(a)............................    159.6      185.7      153.8      120.9       87.6
  Fiber products............................     59.7       66.3       62.9       55.8       48.2
  Particleboard.............................     99.1      103.0       81.3       70.5       60.7
  Plywood...................................     49.3       56.8       54.0       45.2       36.9
  Gypsum wallboard..........................     83.1       74.3       53.3       36.6       33.1
  Retail distribution(b)....................     51.3       58.4       60.0       53.5       42.2
  Other.....................................       .3        4.8       10.0        8.8        2.4
Other activities(c).........................       --       19.2       58.4       77.1       67.9
                                             --------   --------   --------   --------   --------
  Manufacturing net sales...................  2,696.2    2,306.1    2,100.7    2,075.4    1,898.2
Financial services..........................    764.3      631.4      635.1      637.8      608.9
                                             --------   --------   --------   --------   --------
          Total revenues.................... $3,460.5   $2,937.5   $2,735.8   $2,713.2   $2,507.1
                                             ========   ========   ========   ========   ========

---------------

(a) Excludes the Rome, Georgia, sawmill, sales from which totaled $28.3 million, $24.7 million, $20.2 million, $16.9 million, and $11.8 million, in 1995, 1994, 1993, 1992, and 1991, respectively, because its activities of fiber procurement and fiber processing are integrated with the operations of the Rome, Georgia, linerboard mill.

(b) In October 1995, the Company sold the largest two of its five retail distribution outlets.

(c) Includes the revenues from subsidiaries engaged in commercial, industrial, and public works contracting until its operations were terminated in 1993 and the revenues from subsidiaries engaged in the construction and maintenance of electrical distribution facilities until its operations were terminated in 1994.

     The following table shows the rated annual capacities of the production facilities for, and unit sales of, the principal manufactured products.

                          ANNUAL CAPACITIES/UNIT SALES

                                             RATED ANNUAL
                                             CAPACITY AT                    UNIT SALES
                                             DECEMBER 30,    -----------------------------------------
                                                 1995        1995     1994     1993     1992     1991
                                             ------------    -----    -----    -----    -----    -----
                                                              (IN THOUSANDS OF TONS)
Corrugated container.......................        (a)       2,333    2,492    2,394    2,294    2,097
Bleached paperboard
  Paperboard...............................        (b)         400      430      426      414      447
  Market pulp..............................        (b)          68       59      100      123      103
  Nodular pulp.............................        (b)          31       28       34       32       19

Building products                                           (IN MILLIONS OF BOARD FEET)
  Pine lumber(c)...........................       545          493      509      484      467      395

                                                           (IN MILLIONS OF SQUARE FEET)
  Fiber products...........................       460          422      441      440      464      443
  Particleboard(d).........................       520          329      347      319      326      321
  Plywood..................................       265          217      260      265      250      253
  Gypsum wallboard.........................       820          813      796      782      621      601

---------------

(a) The annual capacity of the box plants is not given because such annual capacity is a function of the product mix, customer requirements, and the type of converting equipment installed and operating at each plant, each of which varies from time to time. The rated annual capacity of Inland's corrugating medium mills is 602,000 tons per year. The rated annual capacity of the linerboard mills is approximately 2.1 million tons per year.

(b) The annual capacity of the four paper machines in operation at the paperboard and pulp mill is approximately 725,000 tons, which excludes the capacity of a fifth paper machine at the mill that was shut down late in 1993 due to market conditions for the paperboard grade it produced. The annual capacity shown above includes the rated annual capacity of the new No. 5 machine, which did not go on-line until late in the fourth quarter of 1995. Such capacity may vary to some degree depending on product mix. The annual capacity of Temple-Inland Food Service Corporation, formed in March 1991, is not given because such annual capacity is a function of the product mix, customer requirements, and the type of converting equipment installed and operating at each plant, all of which vary from time to time.

(c) Excludes the Rome, Georgia, sawmill, sales from which totaled 89 million board feet, 74 million board feet, 68 million board feet, 71 million board feet, and 59 million board feet in 1995, 1994, 1993, 1992, and 1991, respectively, because its activities of fiber procurement and fiber processing are integrated with the operations of the Rome, Georgia, linerboard mill.

(d) The annual capacity for the particleboard plants includes the rated annual capacity of the Hope, Arkansas, plant, which did not begin operations until late in the fourth quarter of 1995.

NARRATIVE DESCRIPTION OF THE BUSINESS:

     The business of the Company is divided among four groups: (1) the Corrugated Container Group operated by Inland and its subsidiaries, (2) the Bleached Paperboard Group operated by Temple-Inland FPC and its subsidiaries,
(3) the Building Products Group operated by Temple-Inland FPC and its subsidiaries, and (4) the Financial Services Group operated by Financial Services and its subsidiaries. In the year ended December 30, 1995, corrugated container, bleached paperboard, building products, and financial services provided 53%, 11%, 14%, and 22%, respectively, of the total consolidated net revenues of the Company.

     On February 19, 1996, the Company announced that the management of its paper operations will be consolidated under the leadership of William B. Howes, Chairman and CEO of Inland. David L. Ashcraft will continue to function as Group Vice President -- Bleached Paperboard, and will report to Mr. Howes. The Company will examine the operations and structure of the two paper groups to assess additional strategic opportunities and efficiencies that may be realized in this consolidation.

     Corrugated Container. Inland manufactures containerboard that it converts into a complete line of corrugated boxes and containers. Approximately 86 percent of the containerboard produced by Inland in 1995 was converted into corrugated containers at its box plants. Inland's nationwide network of box plants produces a wide range of products from commodity brown boxes to intricate die cut containers that can be printed with multi-color graphics. Even though the corrugated box business is characterized by commodity pricing, each order for each customer is a custom order. Inland's corrugated boxes are sold to a variety of customers in the food, paper, glass containers, chemical, appliance, and plastics industries, among others. As of December 30, 1995, about 46 percent of Inland's box shipments were sold directly for use in the food industry, including beverage containers.

     Following an acquisition in 1994, Inland also manufactures litho-laminate corrugated packaging and high graphics folding cartons. Other products manufactured by Inland include bulk containers constructed of multi-wall corrugated board for extra strength, which are used for bulk shipments of various materials, paper sealing tape, and other tape specialties.

     Inland services about 6,800 customers with approximately 10,600 shipping destinations. The largest single customer accounted for approximately 4 percent and the 10 largest customers accounted for approximately 26 percent of Inland's 1995 revenues. Costs of freight and customer service requirements necessitate the location of box plants relatively close to customers. Each plant tends to service a market within a 150-mile radius of the plant.

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

     Bleached paperboard products are sold to a large number of customers. Sales to the largest customer of this segment, with whom the Company has a long-standing contractual relationship, accounted for approximately 14 percent of this segment's 1995 sales. This level of sales is consistent with sales to this customer over the past several years. Although the loss of this customer could have a material adverse effect on this segment, it would not have a material adverse effect on the Company taken as a whole. The 10 largest customers accounted for approximately 50 percent of this segment's 1995 sales. During 1995, sales were made to customers in 43 states, Mexico, and Puerto Rico, as well as to independent distributors through which this segment's products were exported to Asia, Japan, Central America, and South America. Contracts specifying annual tonnage quantities are maintained with several major customers.

     During 1992, the Board of Directors of the Company approved a modernization program at the bleached paperboard mill in Evadale, Texas. The project was completed in late 1995 at a cost of approximately $500 million. The production benefits from this project should be achieved during 1996 as the mill continues to integrate components of its operations with the new facilities. The focus of the paperboard expansion program is to enable the efficient production of low-density paperboard with high quality characteristics that are increasingly demanded by end users. The project will also enable the mill to balance more effectively its pulp-making capacity with its board-making capacity. A cylinder machine located at the mill was shut down late in 1993 due to weak market conditions for the paperboard grade it produced.

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

     Sales of building products are concentrated in the southeastern and southwestern United States. No significant sales are generated under long-term contracts. Sales of most of these products are made by account managers and representatives. Most sales are to distributors, retailers, and O.E.M. (original equipment manufacturer) accounts. Almost 75 percent of particleboard sales are to commercial fabricators, such as manufacturers of cabinets and furniture. The 10 largest customers accounted for approximately 22 percent of the Building Products Group's 1995 sales.

     The building products business is heavily dependent upon the level of residential housing expenditures, including the repair and remodeling market, which is largely dependent upon the availability and cost of mortgage funds.

     During the year, the Company completed construction of a new particleboard plant located in Hope, Arkansas. The facility, which cost approximately $65 million to build, has an annual production capacity of 170 million square feet of particleboard. The Company also announced that it intends to upgrade the production facilities at its other particleboard mills and that it has entered into a joint venture that will produce medium density fiberboard.

     The Building Products Group also operates retail distribution outlets. In October 1995, the Company sold all of the assets of the largest two of these outlets, leaving it with three small outlets currently in operation.

     Financial Services. Financial Services operates a savings bank and engages in mortgage banking, real estate development, and insurance activities.

     (i) Savings Bank. Guaranty is a federally-chartered stock savings bank operated by the Company through its financial services subsidiaries. Guaranty conducts its business through 113 banking centers located primarily in the eastern third of Texas, including Houston, Dallas, San Antonio, and Austin. The primary activities of Guaranty include attracting savings deposits from the general public, investing in loans secured by mortgages on residential real estate, being a major construction lender to the commercial and residential real estate industry, and providing a variety of loan products to consumers.

     Guaranty derives its income primarily from interest earned on real estate mortgages, commercial loans, consumer loans, and investment securities, as well as fees received in connection with loans and deposit services. Its major expense is the interest it pays on consumer deposits and other borrowings. The operations of Guaranty, like those of other savings institutions, are significantly influenced by general economic conditions, by the monetary, fiscal, and regulatory policies of the federal government, and by the policies of financial institution regulatory authorities. Deposit flows and costs of funds are influenced by interest rates on competing investments and general market rates of interest. Lending activities are affected by the demand for mortgage financing and for other types of loans as well as market conditions. Guaranty primarily seeks assets with interest rates that adjust periodically rather than assets with long-term fixed rates.

     In connection with the acquisition of Guaranty in 1988, the Company entered into an assistance agreement (the "Guaranty Assistance Agreement") with the Federal Savings and Loan Insurance Corporation (the "FSLIC"). Pursuant to the Guaranty Assistance Agreement, the FSLIC agreed to provide continuing financial assistance to Guaranty consisting of notes from the FSLIC, guaranteed yield on the book value of assets acquired from the FSLIC ("Covered Assets"), protection against losses on the book value of the Covered Assets and indemnification from certain claims and litigation. Pursuant to an acquisition in 1993,

Guaranty assumed all of the rights and obligations of American Federal Bank, F.S.B. ("AFB") pursuant to its assistance agreement (the "AFB Assistance Agreement" and, together with the GFB Assistance Agreement, the "Assistance Agreements") entered into during 1988 by AFB. Pursuant to the Guaranty Assistance Agreement, the Company also receives various tax benefits from the receipt of assistance payments under the Covered Asset guarantees held by Guaranty. The Company is required to share a portion of these tax benefits with the FSLIC Resolution Fund, a government-sponsored entity created in August 1989 and managed by the Federal Deposit Insurance Corporation (the "FDIC"). All of the notes issued pursuant to the Assistance Agreements have been prepaid.

     On October 31, 1995, the Company and Guaranty entered into a series of agreements (the "Termination Agreements") with the FDIC, as manager of the FSLIC Resolution Fund, terminating the Assistance Agreements. Pursuant to the Termination Agreements, Guaranty received a net payment from the FSLIC Resolution Fund of approximately $208 million in payment for the difference between (i) the transfer value of certain of the Covered Assets and (ii) the amount owed by Guaranty to the FSLIC Resolution Fund for the present value of its share of the tax benefits the Company received from the Assistance Agreements. Guaranty will also receive an additional payment totaling $9 million representing its portion of the gain sharing on asset dispositions as provided in the Assistance Agreements. The Company had recorded on its balance sheet an estimate of the tax sharing amounts to be paid to the FDIC in the future when the related tax benefits would be realized. The actual payment, however, was a negotiated amount that reduced the expected future payments to their present value. Although certain amounts are subject to finalization in 1996, the Company could potentially recognize a credit to its tax provision of approximately $30 million. The remainder of the Covered Assets have been retained by Guaranty, but will not be the subject of any on-going assistance.

     Guaranty used the proceeds received in connection with the Termination Agreements to pay down outstanding short-term borrowings. In addition, Guaranty expects to realize benefits from operating efficiencies derived from the elimination of the assets transferred to the FDIC.

     Both the House Banking Committee and the Senate Banking Committee have approved legislation that would recapitalize the Savings Association Insurance Fund ("SAIF") and merge the SAIF with the Bank Insurance Fund ("BIF"). This proposed legislation would have imposed a one-time assessment estimated to be $58 million on the deposits of Guaranty and would have ultimately reduced future deposit insurance premiums by approximately $15 million per year. Due to the recent budget impasse in Congress, the Company is unable to predict when or if such legislation will be adopted or, if adopted, the content of any such legislation.

     The House and Senate are also discussing additional legislative proposals, including changes to tax laws, related to the thrift industry. At this time, the Company is not able to predict if any of these proposals will be adopted or, if adopted, the ultimate impact they might have on the Company.

     In addition to other minimum capital standards, regulations of the Office of Thrift Supervision of the Department of the Treasury (the "OTS") currently require savings institutions to maintain a leverage capital ratio of at least 3 percent of adjusted total assets. Guaranty, however, has agreed with the OTS that at the time it makes any future acquisitions, it will maintain a leverage capital ratio of at least 4 percent of adjusted total assets, and in order to maintain its FDIC insurance premiums at the lowest level, Guaranty intends to maintain a leverage capital ratio of at least 5 percent of adjusted total assets. At December 31, 1995, Guaranty had a leverage capital ratio of 5.44 percent of adjusted total assets.

     Guaranty must meet or exceed certain tests to continue its current activities and to take certain deductions under the Internal Revenue Code. At December 31, 1995, Guaranty met or exceeded these tests and intends to continue meeting or exceeding these tests.

     (ii) Mortgage Banking. Temple-Inland Mortgage, a wholly-owned subsidiary of Guaranty, headquartered in Austin, Texas, originates, warehouses, and services FHA, VA, and conventional mortgage loans primarily on single family residential property. Temple-Inland Mortgage originates mortgage loans for sale into the secondary market. It typically retains the servicing rights on these loans, but periodically sells some portion of its servicing to third parties. During 1995, Temple-Inland Mortgage entered into an agreement to provide servicing on a select portfolio of mortgage loans that do not meet normal secondary market standards. These loans have been securitized pursuant to a pooling and security agreement, and at December 31, 1995, constitute $537 million of the total servicing portfolio. At December 31, 1995, Temple-Inland Mortgage was servicing $13.5 billion in mortgage loans. Temple-Inland Mortgage produced $1.2 billion in mortgage loans during 1995 compared with $2.1 billion during 1994.

     (iii) Real Estate Development and Income Properties. Subsidiaries of Financial Services are involved in the development of 19 residential subdivisions in Texas, Colorado, and Florida. The real estate group of the Company also owns 10 commercial properties.

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

     The following schedule presents the average balances, interest income/expense, and rates earned or paid by major balance sheet category for the years 1993 through 1995:

           AVERAGE BALANCE SHEETS AND ANALYSIS OF NET INTEREST SPREAD

                                                YEAR ENDED                     YEAR ENDED                     YEAR ENDED
                                             DECEMBER 31, 1995              DECEMBER 31, 1994              DECEMBER 31, 1993
                                        ---------------------------    ---------------------------    ---------------------------
                                        AVERAGE               YIELD/   AVERAGE               YIELD/   AVERAGE               YIELD/
                                        BALANCE     INTEREST  RATE     BALANCE     INTEREST  RATE     BALANCE     INTEREST  RATE
                                        --------    ------    -----    --------    ------    -----    --------    ------    -----
                                                                          (DOLLARS IN MILLIONS)
ASSETS:
Interest-earning assets:
  Interest-earning deposits in other
    banks.............................. $   41.4    $  2.4    5.90%    $   26.0    $  1.3    4.96%    $   22.6    $   .6    2.78%
  Mortgage-backed and investment
    securities.........................  3,650.4     208.6    5.72%     4,154.7     189.8    4.57%     4,981.8     241.9    4.86%
  Securities purchased under agreements
    to resell, agency discount notes,
    federal funds sold, and commercial
    paper..............................    324.2      19.1    5.88%       653.5      27.2    4.16%     1,181.4      43.0    3.64%
  Loans receivable and mortgage loans
    held for sale(1)...................  4,490.2     368.6    8.21%     3,241.5     244.7    7.55%     2,248.9     172.9    7.69%
  Covered assets.......................    298.5      18.3    6.14%       536.2      30.3    5.66%       405.7      25.4    6.26%
  Other................................     25.6       1.9    7.42%        25.4       2.2    8.52%        62.2       5.9    9.51%
                                        --------    ------             --------    ------             --------    ------
        Total interest-earning
          assets.......................  8,830.3    $618.9    7.01%     8,637.3    $495.5    5.74%     8,902.6    $489.7    5.50%
                                                    ======                         ======                         ======
Cash...................................     90.2                          107.2                           90.0
Other FSLIC receivables................    (10.7)                          17.4                            5.2
Other assets...........................    537.3                          469.0                          440.7
                                        --------                       --------                       --------
        Total assets................... $9,447.1                       $9,230.9                       $9,438.5
                                         =======                        =======                        =======
LIABILITIES AND SHAREHOLDER'S EQUITY
Interest-bearing liabilities:
    Deposits:
      Interest-bearing demand.......... $1,212.7    $ 29.9    2.47%    $1,549.4    $ 34.5    2.23%    $1,443.4    $ 34.1    2.36%
      Savings deposits.................    216.2       4.9    2.25%       248.3       5.6    2.26%       201.5       5.2    2.57%
      Time deposits....................  5,037.6     278.1    5.52%     4,615.6     213.7    4.63%     3,919.7     197.5    5.04%
                                        --------    ------             --------    ------             --------    ------
        Total interest-bearing
          deposits.....................  6,466.5     312.9    4.84%     6,413.3     253.8    3.96%     5,564.6     236.8    4.26%
    Advances from the Federal Home Loan
      Bank.............................    154.7      11.2    7.26%       154.3       9.5    6.13%        64.2       5.3    8.25%
    Securities sold under repurchase
      agreements.......................  1,719.2     102.6    5.97%     1,598.0      66.6    4.17%     2,734.2      88.4    3.23%
    Other borrowings...................     95.9       7.2    7.49%        64.4       4.5    6.90%        82.6       5.6    6.74%
                                        --------    ------             --------    ------             --------    ------
        Total interest-bearing
          liabilities..................  8,436.3    $433.9    5.14%     8,230.0    $334.4    4.06%     8,445.6    $336.1    3.98%
                                                    ======                         ======                         ======
Noninterest-bearing demand.............     79.3                           85.8                           92.4
Other liabilities......................    331.3                          363.0                          388.4
Shareholder's equity...................    600.2                          552.1                          512.1
                                        --------                       --------                       --------
        Total liabilities and
          shareholder's equity......... $9,447.1                       $9,230.9                       $9,438.5
                                         =======                        =======                        =======
        Net interest income............             $185.0                         $161.1                         $153.6
                                                    ======                         ======                         ======
        Net yield on interest-earning
          assets.......................                       2.10%                          1.87%                          1.73%
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

     The following table provides an analysis of the changes in net interest income attributable to changes in volume of interest-earning assets or interest-bearing liabilities and to changes in rates earned or paid:

                         VOLUME/RATE VARIANCE ANALYSIS

                                                       1995 COMPARED WITH 1994               1994 COMPARED WITH 1993
                                                    INCREASE (DECREASE) DUE TO(1)         INCREASE (DECREASE) DUE TO(1)
                                                   -------------------------------       --------------------------------
                                                   VOLUME       RATE        TOTAL        VOLUME        RATE        TOTAL
                                                   ------       -----       ------       ------       ------       ------
                                                                               (IN MILLIONS)
Interest income:
  Interest-earning deposits in other banks.......  $  .9        $  .2       $  1.1       $  .1        $   .6       $   .7
  Mortgage-backed and investment securities......  (24.9 )       43.7         18.8       (38.4 )       (13.7)       (52.1)
  Securities purchased under agreements to
    resell, agency discount notes, federal funds
    sold, and commercial paper...................  (16.0 )        7.9         (8.1)      (21.3 )         5.5        (15.8)
  Loans receivable and mortgage loans held for
    sale.........................................  101.0         22.9        123.9        74.9          (3.1)        71.8
  Covered assets.................................  (14.4 )        2.4        (12.0)        7.6          (2.7)         4.9
  Other..........................................     --          (.3)         (.3)       (3.2 )         (.5)        (3.7)
                                                   ------       ------      ------       ------       ------       ------
         TOTAL INTEREST INCOME...................  $46.6        $76.8       $123.4       $19.7        $(13.9)      $  5.8
                                                   ======       ======      ======       ======       ======       ======
Interest expense:
  Deposits:
    Interest-bearing demand......................  $(8.1 )      $ 3.5       $ (4.6)      $ 2.4        $ (2.0)      $   .4
    Savings deposits.............................    (.7 )         --          (.7)        1.1           (.7)          .4
    Time deposits................................   20.7         43.7         64.4        33.1         (16.9)        16.2
                                                   ------       ------      ------       ------       ------       ------
         TOTAL INTEREST ON DEPOSITS..............   11.9         47.2         59.1        36.6         (19.6)        17.0
  Advances from the Federal Home Loan Bank.......     --          1.7          1.7         5.8          (1.6)         4.2
  Securities sold under repurchase agreements....    5.4         30.6         36.0       (43.0 )        21.2        (21.8)
  Other borrowings...............................    2.3           .4          2.7        (1.2 )          .1         (1.1)
                                                   ------       ------      ------       ------       ------       ------
         TOTAL INTEREST EXPENSE..................  $19.6        $79.9       $ 99.5       $(1.8 )      $   .1       $ (1.7)
                                                   ======       ======      ======       ======       ======       ======
  Net interest income (expense)..................  $27.0        $(3.1)      $ 23.9       $21.5        $(14.0)      $  7.5
                                                   ======       ======      ======       ======       ======       ======

---------------

(1) The change in interest income and expense due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

     The following table sets forth the carrying amount of mortgage-backed and investment securities as of the dates indicated:

                              TYPES OF INVESTMENTS

                                                                                   DECEMBER 31,
                                                                        ----------------------------------
                                                                          1995         1994         1993
                                                                        --------     --------     --------
                                                                                  (IN MILLIONS)
Held-to-Maturity:
Mortgage-backed securities............................................  $2,412.8     $3,760.4     $4,336.2
Debt securities
  U.S. Government securities (including agencies).....................        .3           .3           .8
  Corporate bonds.....................................................        --          1.5          1.2
  Other...............................................................        .1           .1           .1
                                                                        --------     --------     --------
                                                                              .4          1.9          2.1
                                                                        --------     --------     --------
Equity securities
  Federal Home Loan Bank Stock........................................        --           --         68.9
  Other...............................................................        --           --           .1
                                                                        --------     --------     --------
                                                                              --           --         69.0
                                                                        --------     --------     --------
Available-for-Sale:
Mortgage-backed securities............................................     949.6        137.7           --
Debt securities
  Corporate bonds.....................................................       1.4           --           --
Equity securities
  Federal Home Loan Bank Stock........................................      57.7         63.2           --
  Other...............................................................       1.7          1.0           --
                                                                        --------     --------     --------
                                                                            59.4         64.2           --
                                                                        --------     --------     --------
                                                                        $3,423.6     $3,964.2     $4,407.3
                                                                         =======      =======      =======

     The table below sets forth the maturities of mortgage-backed and investment securities as of December 31, 1995:

       MATURITY DISTRIBUTION OF MORTGAGE-BACKED AND INVESTMENT SECURITIES

                                                             MATURING
                                 -----------------------------------------------------------------
                                                                                                       VARIABLE/NO
                                 WITHIN 1 YEAR      1-5 YEARS        5-10 YEARS     OVER 10 YEARS        MATURITY         TOTAL
                                 --------------   --------------   --------------   --------------   ----------------    CARRYING
                                 AMOUNT   YIELD   AMOUNT   YIELD   AMOUNT   YIELD   AMOUNT   YIELD    AMOUNT    YIELD     VALUE
                                 ------   -----   ------   -----   ------   -----   ------   -----   --------   -----    --------
                                                                      (DOLLARS IN MILLIONS)
Held-to-Maturity:
Mortgage-backed securities.....   $ --      --     $ --      --     $ --      --     $ --      --    $2,412.8   5.89 %   $2,412.8
Debt securities:
  U.S. Government securities
    (including agencies).......     .3    5.60 %     --      --       --      --       --      --          --     --          .3
  Certificate of deposits......     .1    6.83 %     --      --       --      --       --      --          --     --          .1
Available-for-Sale:
Mortgage-backed securities.....     --      --       --      --       --      --       --      --       949.6   6.21 %     949.6
Debt securities
  Corporate bonds..............     --      --       .6    9.00 %     --      --       .8    6.83 %        --     --         1.4
Equity securities
  Federal Home Loan Bank
    stock......................     --      --       --      --       --      --       --      --        57.7   6.46 %      57.7
  Other........................     --      --       --      --       --      --       --      --         1.7    N/A         1.7
                                 ------           ------           ------           ------           --------            --------
                                    --               --      --       --      --       --      --        59.4               59.4
                                 ------           ------           ------           ------           --------            --------
                                  $ .4             $ .6             $ --             $ .8            $3,421.8            $3,423.6
                                 =======          =======          =======          =======           =======            ========

     The following table shows the loan distribution for Financial Services:

                                 TYPES OF LOANS

                                                                         AS OF DECEMBER 31,
                                                      --------------------------------------------------------
                                                        1995        1994        1993        1992        1991
                                                      --------    --------    --------    --------    --------
                                                                           (IN MILLIONS)
Real estate mortgage................................  $3,341.6    $3,137.5    $2,302.9    $1,153.3    $  863.2
Construction and development........................   1,879.0     1,022.6       643.7       274.6       216.6
Commercial..........................................     406.3       229.0        80.7        25.4        58.2
Consumer and other..................................     416.0       366.0       404.1       271.1       294.9
                                                      --------    --------    --------    --------    --------
                                                       6,042.9     4,755.1     3,431.4     1,724.4     1,432.9
Less:
  Unfunded portion of loans.........................   1,211.8     1,027.7       614.0       320.6       146.1
  Unearned discounts................................        --          .6         3.0         9.3        24.5
  Unamortized purchase discounts....................      (1.8)       (5.1)        8.9        28.1        39.5
  Net deferred fees.................................       3.0         3.2         2.2         2.3          .7
  Allowance for loan losses.........................      65.5        53.9        47.9        20.8        19.5
                                                      --------    --------    --------    --------    --------
                                                       1,278.5     1,080.3       676.0       381.1       230.3
                                                      --------    --------    --------    --------    --------
                                                      $4,764.4    $3,674.8    $2,755.4    $1,343.3    $1,202.6
                                                       =======     =======     =======     =======     =======

     The table below presents the maturity distribution of loans (excluding real estate mortgage and consumer loans) outstanding at December 31, 1995, based on scheduled repayments. The amounts due after one year, classified according to the sensitivity to changes in interest rates, are also provided.

       MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

                                                                         MATURING
                                                       --------------------------------------------
                                                        WITHIN      1 TO 5      AFTER
                                                        1 YEAR      YEARS      5 YEARS      TOTAL
                                                       --------     ------     -------     --------
                                                                      (IN MILLIONS)
Construction and development.........................  $1,228.2     $648.9      $ 1.9      $1,879.0
Commercial...........................................     188.2      206.8       11.3         406.3
                                                       --------     ------     -------     --------
                                                       $1,416.4     $855.7      $13.2      $2,285.3
                                                        =======     ======     ======       =======
Loans maturing after 1 year with:
  Fixed interest rates...............................               $721.6      $10.1
  Variable interest rates............................                134.1        3.1
                                                                    ------     -------
                                                                    $855.7      $13.2
                                                                    ======     ======

     Loans accounted for on a nonaccrual basis, accruing loans that are contractually past due 90 days or more, and restructured or other potential problem loans were less than two percent of total loans during 1995, 1994, 1993, 1992, and 1991. The aggregate amounts and the interest income foregone on such loans, therefore, are immaterial and are not disclosed.

     The following tables summarize activity in the allowance for loan losses and show the allocation of the allowance for loan losses by loan type:

                   ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

                                                           YEAR ENDED DECEMBER 31,
                                            ------------------------------------------------------
                                             1995        1994        1993        1992        1991
                                            ------       -----       -----       -----       -----
                                                            (DOLLARS IN MILLIONS)
Balance at beginning of year............... $ 53.9       $47.9       $20.8       $19.5       $ 2.0
Charge-offs:
  Real estate mortgages....................   (3.9)       (4.4)(a)     (.7)       (1.8)        (.4)
  Commercial...............................    (.7)       (1.1)         --          --          --
  Consumer and other.......................   (5.0)       (4.7)(a)    (1.8)       (1.9)       (1.6)
                                            ------       -----       -----       -----       -----
                                              (9.6)      (10.2)       (2.5)       (3.7)       (2.0)
Recoveries:
  Real estate mortgages....................    1.1          .6          .2          .2          --
  Commercial...............................     .5          .1          --          --          --
  Consumer and other.......................     .8         1.4          .6          .8          .2
                                            ------       -----       -----       -----       -----
                                               2.4         2.1          .8         1.0          .2
                                            ------       -----       -----       -----       -----
          Net charge-offs..................   (7.2)       (8.1)(a)    (1.7)       (2.7)       (1.8)
Additions charged to operations............   14.6         6.5         4.8         2.6         2.3
Additions related to bulk purchases of
  loans, net of adjustment.................    4.2         7.6        24.0(a)      1.4        17.0
                                            ------       -----       -----       -----       -----
Balance at end of year..................... $ 65.5       $53.9       $47.9       $20.8       $19.5
                                            ======       =====       =====       =====       =====
Ratio of net charge-offs during the year to
  average loans outstanding during the
  year.....................................    .16%        .27%        .10%        .22%        .15%
                                            ======       =====       =====       =====       =====

---------------

(a) Principally related to the loan portfolio from the acquisition of AFB.

                  ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
                             (DOLLARS IN MILLIONS)

                                                             YEAR ENDED DECEMBER 31,
                -----------------------------------------------------------------------------------------------------------------
                        1995                   1994                   1993                   1992                   1991
                ---------------------  ---------------------  ---------------------  ---------------------  ---------------------
                           PERCENT OF             PERCENT OF             PERCENT OF             PERCENT OF             PERCENT OF
                            LOANS TO               LOANS TO               LOANS TO               LOANS TO               LOANS TO
                AMOUNT OF    TOTAL     AMOUNT OF    TOTAL     AMOUNT OF    TOTAL     AMOUNT OF    TOTAL     AMOUNT OF    TOTAL
                ALLOWANCE    LOANS     ALLOWANCE    LOANS     ALLOWANCE    LOANS     ALLOWANCE    LOANS     ALLOWANCE    LOANS
                ---------  ----------  ---------  ----------  ---------  ----------  ---------  ----------  ---------  ----------
Real estate
  mortgage.....   $37.3        55%       $37.5        66%       $24.5        67%       $13.5        67%       $13.2        60%
Construction
  and
 development...     3.9        31%         1.3        21%         1.0        19%          .5        16%          .3        15%
Commercial.....    19.4         7%        10.2         5%        14.7         2%         2.8         1%          .7         4%
Consumer and
  other........     4.9         7%         4.9         8%         7.7        12%         4.0        16%         5.3        21%
                ---------    -----     ---------    -----     ---------    -----     ---------    -----     ---------    -----
                  $65.5       100%       $53.9       100%       $47.9       100%       $20.8       100%       $19.5       100%
                =========  =========   =========  =========   =========  =========   =========  =========   =========  =========

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

     Deposits. The average amount of deposits and the average rates paid on noninterest-bearing demand deposits, interest-bearing demand deposits, savings deposits, and time deposits are presented on the schedule of average balance sheets and analysis of net interest spread of Financial Services on page 9 hereof.

     The amount of time deposits of $100,000 or more and related maturities at December 31, 1995, are disclosed in Note F to Financial Services Group Summarized Financial Statements on page 48 of the Company's 1995 Annual Report.

     Return on Equity and Assets. The following table shows operating and capital ratios of Financial Services for each of the last three years:

                          OPERATING AND CAPITAL RATIOS

                                                                    YEAR ENDED DECEMBER 31,
                                                                  ----------------------------
                                                                   1995       1994      1993(1)
                                                                  ------     ------     ------
Return on average assets........................................    .75%       .44%      1.07%
Return on average equity........................................  11.79%      7.41%     19.73%
Dividend payout ratio...........................................  70.66%     73.22%     41.56%
Equity to assets ratio..........................................   6.35%      5.99%      5.43%

---------------

(1) The 1993 ratios reflect the effect of an accounting change due to the adoption of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, of approximately $52 million.

     Short-term borrowings. The following table shows short-term borrowings outstanding at the end of the reported period:

                             SHORT TERM BORROWINGS
                                 (IN MILLIONS)

                                                                                                   WEIGHTED
                                                                    MAXIMUM         AVERAGE        AVERAGE
                                                     WEIGHTED       AMOUNT          AMOUNT         INTEREST
                                      BALANCE AT     AVERAGE      OUTSTANDING     OUTSTANDING        RATE
                                        END OF       INTEREST     DURING THE      DURING THE      DURING THE
                                        PERIOD         RATE         PERIOD          PERIOD          PERIOD
                                      ----------     --------     -----------     -----------     ----------
Securities sold under agreements to
  repurchase
  1995..............................   $1,603.7         5.8%        $1,914.1        $1,719.2          5.9%
  1994..............................   $1,365.2         6.1%        $2,300.2        $1,598.0          4.1%
  1993..............................   $1,570.7         3.3%        $2,437.2        $2,734.2          3.2%

Note: Securities sold under agreements to repurchase generally mature within one to four days of the transaction date. Average borrowings during the year was calculated based on daily average.

RAW MATERIALS

     The Company's main resource is timber, with approximately 1.9 million acres of timberland located in Texas, Louisiana, Alabama, and Georgia. In 1995, wood fiber required for the Company's paper and wood products operations was produced from these lands and as a by-product of its solid wood operations to the extent shown on the following chart:

                            WOOD FIBER REQUIREMENTS

                                                                    PERCENTAGE
                                                                     SUPPLIED
                                  RAW MATERIALS                     INTERNALLY
                --------------------------------------------------  ----------
                Sawtimber.........................................    45.2%
                Pine Pulpwood.....................................    56.3%
                Hardwood Pulpwood.................................    27.4%

     The balance of the wood fiber required for these operations was purchased from numerous landowners and other lumber companies. In an effort to meet its projected need for hardwood fiber, the Company has entered into a joint venture to operate a eucalyptus plantation in Mexico. The Company expects to begin receiving fiber from this venture in five to seven years. During 1995, the bleached paperboard mill in Evadale, Texas, purchased small amounts of recycled pulp. Now that the expansion program is completed, this mill may purchase increasing amounts of recycled fiber.

     Linerboard and corrugated medium are the principal materials used by Inland to make corrugated boxes. The mills at Rome, Georgia, and Orange, Texas, are solely linerboard mills. The Ontario, California, and Maysville, Kentucky, mills are traditionally linerboard mills, but can be used to manufacture corrugated medium. The Newport, Indiana, Newark, California, and New Johnsonville, Tennessee, mills are solely corrugated medium mills. The principal raw material used by the Rome, Georgia, and Orange, Texas, mills is virgin fiber. The Ontario, California; Newark, California; Newport, Indiana; and Maysville, Kentucky, mills use only old corrugated containers ("OCC"). The mill at New Johnsonville, Tennessee, uses a combination of virgin fiber and OCC. The price of OCC may exhibit volatility due to normal supply and demand fluctuations for the raw material and for the finished product. In 1995, the average delivered price of OCC was $156 per ton compared with $101 per ton during 1994. OCC is purchased by the Company and its competitors on the open market from numerous suppliers. Price fluctuations reflect the competitiveness of these markets. The Company's historical grade patterns produce more linerboard and less corrugated medium than is converted at the Company's box plants. The deficit of corrugated medium is obtained through open market purchases and/or trades and the excess linerboard is sold in the open market.

     Temple-Inland FPC obtains the gypsum for its wallboard operations from its own quarry near Fletcher, Oklahoma, and from one outside source through a long-term purchase contract.

     In the opinion of management, the sources outlined above will be sufficient to supply the Company's raw material needs for the foreseeable future.

ENERGY:

     Energy requirements at the Company's manufacturing facilities are supplied by electricity, steam, and a variety of fuels, including natural gas, fuel oil, coal, and in some instances, waste products resulting from the manufacturing process at the facility concerned. By utilizing these waste products, Inland was able to generate approximately 16 percent of its energy requirements at its mills in Rome, Georgia, and Orange, Texas, and Temple-Inland FPC generated approximately 47 percent of its energy requirements during 1995. The Ontario, California, mill includes a cogeneration plant that sells excess electricity generated to an electric utility. In most cases where natural gas or fuel oil is used as a fuel, the box plants possess a dual capacity enabling them to use either of the fuels as a source of energy.

     The natural gas needed to run the Company's natural gas fueled power boilers is acquired pursuant to multiple gas contracts that provide for the purchase of gas on an interruptible basis at favorable rates.

EMPLOYEES:

     At December 30, 1995, the Company and its subsidiaries had approximately 15,400 employees. Approximately 5,300 of these employees are covered by collective bargaining agreements. These agreements generally run for a term of two to five years and have varying expiration dates. The following table summarizes certain information about the collective bargaining agreements that cover a significant number of employees:

            LOCATION                      BARGAINING UNIT(S)                  EMPLOYEES COVERED          EXPIRATION DATE
---------------------------------  ---------------------------------  ---------------------------------  ----------------
Bleached Paperboard Mill,
Evadale, Texas...................  United Paperworkers International  513 Hourly Production Employees,   August 1, 1998
                                   Union ("UPIU"), Local 801, UPIU,   206 Hourly Mechanical Mainte-
                                   Local 825, and International       nance Employees, and 70
                                   Brotherhood of Electrical Workers  Electrical Maintenance Employees
                                   ("IBEW"), Local 390
Linerboard Mill, Orange, Texas...  UPIU, Local 1398, and UPIU, Local  226 Hourly Production Employees    July 31, 1999
                                   391                                and 109 Hourly Maintenance
                                                                      Employees
Linerboard Mill, Rome, Georgia...  UPIU, Local 804, IBEW, Local 613,  312 Hourly Production Employees,   August 28, 2000
                                   United Association of Journeymen   43 Electrical Maintenance Employ-
                                   & Apprentices of the Plumbing &    ees and 178 Hourly Maintenance
                                   Pipefitting Industry of the U.S.   Employees
                                   and Canada, Local 766, and Inter-
                                   national Association of
                                   Machinists & Aerospace Workers,
                                   Local 414
Evansville, Indiana; Louisville,
Kentucky; Middletown, Ohio; and
Erie, Pennsylvania, Box Plants
("Northern Multiple")............  UPIU, Local 1046, UPIU, Local      107 Hourly Production Employees,   April 30, 1996
                                   1737, UPIU, Local 114, and UPIU,   97 Hourly Production Employees,
                                   Local 954, respectively            108 Hourly Production Employees,
                                                                      and 83 Hourly Production Employ-
                                                                      ees, respectively
Rome, Georgia, and Orlando,
Florida, Box Plants ("Southern
Multiple").......................  UPIU Local 838 and UPIU Local      150 and 109 Hourly Production      December 1, 1997
                                   834, respectively                  Employees, respectively

     The Company has additional collective bargaining agreements with the employees of various of its other box plants, mills, and building products plants. These agreements each cover a relatively small number of employees and are negotiated on an individual basis at each such facility.

     The Company considers its relations with its employees to be good.

ENVIRONMENTAL PROTECTION:

     The operations conducted by the subsidiaries of the Company are subject to federal, state, and local provisions regulating the discharge of materials into the environment and otherwise related to the protection of the environment. Compliance with these provisions, primarily the Federal Clean Air Act, Clean Water Act, Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986 ("CERCLA"), and Resource Conservation and Recovery Act ("RCRA"), has required the Company to invest substantial funds to modify facilities to assure compliance with applicable environmental regulations. Capital expenditures directly related to environmental compliance totaled approximately $9 million during 1995. This amount does not include capital expenditures for environmental control facilities made as part of major mill modernizations and expansions or capital expenditures made for another purpose that have an indirect benefit on environmental compliance.

     The Company is committed to protecting the health and welfare of its employees, the public, and the environment and strives to maintain compliance with all state and federal environmental regulations in a manner that is also cost effective. In the construction of new facilities and the modernization of existing facilities, such as the modernization at the mill in Evadale, Texas, the Company has used state of the art technology for its air and water emissions. These forward-looking programs are intended to minimize the impact that changing regulations have on capital expenditures for environmental compliance.

     Future expenditures for environmental control facilities will depend on new laws and regulations and other changes in legal requirements and agency interpretations thereof, as well as technological advances. The Company expects the trend toward more stringent environmental regulation to continue for the foreseeable future. The trend in interpretation and application of existing regulations by regulatory authorities also appears to be toward increasing stringency particularly under RCRA with respect to certain solid wastes generated at kraft mills. Given these uncertainties, the Company currently estimates that capital expenditures for environmental purposes during the period 1996 through 1998 will average approximately $15 million each year. The estimated expenditures could be significantly higher if more stringent laws and regulations are implemented.

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

COMPETITION:

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

     The corrugated packaging industry is highly competitive with almost 1,500 box plants in the United States. Box plants operated by Inland and its subsidiaries accounted for 8.3 percent of total industry shipments during 1995. Although corrugated packaging is dominant in the national distribution process, Inland's products also compete with various other packaging materials, including products made of paper, plastics, wood, and metals.

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

EXECUTIVE OFFICERS:

     Set forth below are the names, ages, and titles of the persons who serve as executive officers of the Company:

               NAME                 AGE                      OFFICE
----------------------------------  ---   ---------------------------------------------
Clifford J. Grum..................  61    Chairman of the Board and Chief Executive
                                          Officer
David L. Ashcraft.................  50    Group Vice President
William B. Howes..................  58    Group Vice President
Harold C. Maxwell.................  55    Group Vice President
Kenneth M. Jastrow, II............  48    Group Vice President and Chief Financial
                                          Officer
M. Richard Warner.................  44    Vice President, General Counsel, and
                                          Secretary
David H. Dolben...................  60    Vice President and Chief Accounting Officer
David W. Turpin...................  45    Treasurer

     Clifford J. Grum became Chairman of the Board, Chief Executive Officer, and a Director of the Company in February 1991 after serving as President, Chief Executive Officer, and a Director since October 1983. He also serves as Chairman, President, and Chief Executive Officer of Temple-Inland FPC, a Director of Inland, Chairman of the Board of Guaranty, and a Director of Financial Services.

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

     Kenneth M. Jastrow, II became a Group Vice President of the Company in 1995 and the Chief Financial Officer of the Company in November 1991. He also serves as Chairman of the Board and Chief Executive Officer of Financial Services, President and Chief Executive Officer of Guaranty, and Chairman of the Board and Chief Executive Officer of Temple-Inland Mortgage. In 1984, Mr. Jastrow formed Capitol Mortgage Bankers, which became a subsidiary of the Company through an acquisition in June 1991 and changed its name to Temple-Inland Mortgage Corporation during 1992.

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

     David W. Turpin became Treasurer of the Company in June 1991. Mr. Turpin also serves as the Executive Vice President and Chief Financial Officer of Lumbermen's Investment Corporation, a real estate subsidiary of the Company. Mr. Turpin was first employed by the Company in December 1990 as the Senior Vice President and Treasurer of Lumbermen's Investment Corporation.

     Officers are elected at the Company's Annual Meeting of Directors to serve until their successors have been elected and have qualified or as otherwise provided in the Company's Bylaws.

ITEM 2. PROPERTIES:

     The Company owns and operates plants, mills, and manufacturing facilities throughout the United States and has three box plants in Mexico and 50 percent joint venture interests in box plants in Argentina and Chile. Additional descriptions as of year-end of selected properties are set forth in the following charts:

                              CONTAINERBOARD MILLS

                                                                                RATED
                                                                    NO. OF      ANNUAL       1995*
                    LOCATION                         PRODUCT       MACHINES    CAPACITY    PRODUCTION
-------------------------------------------------  ------------    --------    --------    ----------
                                                                                     (IN TONS)
Ontario, California..............................  Linerboard          1        295,000      269,000
Rome, Georgia....................................  Linerboard          2        805,000      778,000
Orange, Texas....................................  Linerboard/         2        675,000      609,000
                                                   Kraft Paper
Maysville, Kentucky..............................  Linerboard          1        345,000      306,000
Newark, California...............................  Medium              2         70,000       62,000
Newport, Indiana.................................  Medium              1        275,000      253,000
New Johnsonville, Tennessee......................  Medium              1        257,000      237,000

---------------

* Production during the second half of 1995 was curtailed due to economic conditions in the industry.

                            BLEACHED PAPERBOARD MILL

                                                                             RATED
                                                              NO. OF         ANNUAL           1995
        LOCATION                PRODUCT MIX                  MACHINES       CAPACITY       PRODUCTION
-------------------------  ---------------------             --------       --------       ----------
                                                                                    (IN TONS)
Evadale, Texas...........  Bleached Pulp            2%         4             725,000           9,336
                           Food Service            40%                                       233,368
                           Packaging               29%                                       168,748
                           Office Supplies         18%                                       104,140
                           Specialties              6%                                        33,411
                           Nodular Pulp             5%                                        31,137
                                                  ----                      --------       ----------
                                                  100%         4            725,000*         580,140
                                                  =====                      =======        ========

---------------

* Such capacity may vary to some degree depending on product mix. A fifth machine at the mill is no longer operating due to market conditions for the paperboard grade it was designed to produce. The annual capacity shown above includes the rated annual capacity of the new No. 5 machine, which did not go on-line until late in the fourth quarter of 1995.

                        FOOD SERVICE CONVERTING PLANTS*

                                                                                              DATE
                              LOCATION                                    PLANT SIZE        ACQUIRED
---------------------------------------------------------------------  ----------------     --------
                                                                       (IN SQUARE FEET)
Sacramento, California...............................................        88,000           1991
Carlisle, Ohio(1)....................................................        83,000           1991
El Cajon, California.................................................       120,000           1991
Denver, Colorado.....................................................        50,000           1991
Farmersville, Louisiana(1)...........................................        29,000           1994

---------------

 * The annual capacity of the converting plants of Food Service is not given because such annual capacity is a function of the product mix, customer requirements, and the type of converting equipment installed and operating at each plant, all of which vary from time to time.

(1) These facilities are owned by the Company. The other converting plants are leased.

     Additionally, Food Service rents, from time to time, warehouse space near its converting plants primarily to store finished products awaiting shipment.

                          CORRUGATED CONTAINER PLANTS*

                                                                                        DATE
                                                                    CORRUGATOR       ACQUIRED OR
                             LOCATION                                  SIZE          CONSTRUCTED
------------------------------------------------------------------  ----------       -----------
Fort Smith, Arkansas..............................................     87"               1978
Bell, California..................................................     97"               1972
Buena Park, California(1).........................................     85"               1990
El Centro, California(1)..........................................     87"               1990
Newark, California................................................     87"               1973
Ontario, California...............................................     87"               1985
Santa Fe Springs, California......................................     87"               1972
Santa Fe Springs, California(1)**.................................     87"               1990
Santa Fe Springs, California***...................................     None              1990
Tracy, California**...............................................     87"               1986
Wheat Ridge, Colorado.............................................     87"               1977
Orlando, Florida..................................................     98"               1955
Rome, Georgia**...................................................  87" & 98"            1955
Chicago, Illinois.................................................     87"               1957
Crawfordsville, Indiana...........................................     98"               1971
Evansville, Indiana...............................................     98"               1958
Indianapolis, Indiana.............................................     87"               1990
Garden City, Kansas...............................................     96"               1981
Kansas City, Kansas...............................................     87"               1981
Louisville, Kentucky..............................................     87"               1958
Minden, Louisiana.................................................     98"               1986
Minneapolis, Minnesota............................................     87"               1986
Hattiesburg, Mississippi..........................................     87"               1965
St. Louis, Missouri...............................................     87"               1963
Spotswood, New Jersey.............................................     87"               1963
Middletown, Ohio..................................................     98"               1930
Biglerville, Pennsylvania.........................................     98"               1955
Erie, Pennsylvania................................................     85"               1952
Hazleton, Pennsylvania............................................     98"               1976
Vega Alta, Puerto Rico............................................     87"               1977
Lexington, South Carolina.........................................     98"               1980
Rock Hill, South Carolina.........................................     87"               1972
Elizabethton, Tennessee...........................................     98"               1982
Elizabethton, Tennessee(1)***.....................................     None              1990
Dallas, Texas.....................................................     98"               1962
Edinburg, Texas...................................................     87"               1989
Petersburg, Virginia..............................................     87"               1991
San Jose Iturbide, Mexico.........................................     87"               1994
Monterrey, Mexico.................................................     63"               1994
Los Mochis, Sinaloa, Mexico***....................................     None              1995
Buenos Aires, Argentina(2)........................................     98"               1994
Santiago, Chile(2)................................................     87"               1995

---------------

  * The annual capacity of Inland's box plants is not given because such annual capacity is a function of the product mix, customer requirements and the type of converting equipment installed and operating at each plant, each of which varies from time to time.

 ** The Santa Fe Springs, California (Crockett); Tracy, California; and Rome,
     Georgia, plants each contain two corrugators.

*** Sheet plants.

(1) Leased facilities.

(2) This facility is owned by a joint venture in which the Company has a 50% interest.

(3) During 1995, the Company also operated a box plant in Macon, Georgia, which was closed at the end of the year.

     Additionally, Inland owns a graphics resource center in Indianapolis, Indiana, that has a 100" preprint press and a tape manufacturing facility in Milwaukee, Wisconsin, and also leases 30 warehouses located throughout much of the United States. Inland owns a specialty converting plant in Harrington, Delaware, and leases specialty converting plants in Ontario, California; Leominster, Massachusetts; and Rural Hall, North Carolina.

                               BUILDING PRODUCTS

                                                                                        RATED
                                                                                       ANNUAL
                     DESCRIPTION                                LOCATION              CAPACITY
------------------------------------------------------  ------------------------   ---------------
                                                                                   (IN MILLIONS OF
                                                                                       BOARD FEET)
Lumber................................................  Diboll, Texas                    150*
Lumber................................................  Pineland, Texas                   85
Lumber................................................  Buna, Texas                      170
Lumber................................................  Rome, Georgia                     90
Lumber................................................  DeQuincy, Louisiana              140

---------------

* Includes separate finger jointing capacity of 10 million board feet.

                                                                                        RATED
                                                                                       ANNUAL
                     DESCRIPTION                                LOCATION              CAPACITY
------------------------------------------------------  ------------------------   ---------------
                                                                                   (IN MILLIONS OF
                                                                                      SQUARE FEET)
Fiberboard............................................  Diboll, Texas                    460
Particleboard.........................................  Monroeville, Alabama             120
Particleboard.........................................  Thomson, Georgia                 115
Particleboard.........................................  Diboll, Texas                    115
Particleboard.........................................  Hope, Arkansas                   170
Plywood...............................................  Pineland, Texas                  265
Gypsum Wallboard......................................  West Memphis, Arkansas           390
Gypsum Wallboard......................................  Fletcher, Oklahoma               430

                            TIMBER AND TIMBERLANDS*
                                   (IN ACRES)

    Pine Plantations..........................................................  1,303,716
    Natural Pine..............................................................    355,146
    Hardwood..................................................................    213,080
    Special Use...............................................................     42,975
                                                                                ---------
      TOTAL...................................................................  1,914,917
                                                                                =========

---------------

* Includes approximately 95,000 acres of leased land.

     In the opinion of management, the Company's plants, mills, and manufacturing facilities are suitable for their purpose and adequate for the Company's business.

     The Company owns certain of the office buildings in which various of its corporate offices are headquartered. This includes approximately 76,000 square feet of space in Diboll, Texas, and approximately 100,000 square feet in Indianapolis, Indiana. During 1995, the Company completed construction of a 270,000 square foot office building in Austin, Texas, which houses nearly 1,000 employees of Financial Services.

     The Company also owns 341,000 mineral acres in Texas and Louisiana. Revenue from lease and production activities on these acres totaled $4.8 million in 1995. Additionally, the Company owns 395,830 mineral acres in Alabama and Georgia. There was no significant income from these mineral acres in 1995.

     At year end 1995, property and equipment having a net book value of approximately $42.9 million were subject to liens in connection with $62.4 million of debt.

ITEM 3. LEGAL PROCEEDINGS:

GENERAL:

     The Company and its subsidiaries are involved in various legal proceedings that have arisen from time to time in the ordinary course of business. In the opinion of the Company's management, such proceedings will not be material to the business or financial condition of the Company and its subsidiaries.

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

     A cooperative study of the paper industry and the United States Environmental Protection Agency ("EPA") conducted in 1988 found trace amounts, in the parts per trillion level, of the chemical compound dioxin
(2,3,7,8 -- TCDD) in some samples of paper mill sludge and bleach pulp. During 1992, the Company completed modifications to its bleaching process that successfully reduced the dioxin in its wastewater emissions to a point that dioxin was not detected in tests conducted during 1994 and 1995. The possible effects of human exposure to dioxin in trace amounts is currently the subject of much debate. Based on scientific studies conducted to date, the Company believes that human exposure to dioxin in whatever trace concentration might remain, if any, in the Company's treated wastewater does not represent a health risk to its employees or to the public.

     A subsidiary of the Company is involved in a regulatory enforcement action concerning the management of solid wastes at its facility in Orange, Texas. This proceeding is representative of a trend the Company has observed toward more stringent application of RCRA regulations to solid wastes generated at kraft mills. In July 1993, a subsidiary's facility in Rome, Georgia, experienced a significant upset in its wastewater treatment process. This upset caused the Georgia environmental agency to order a temporary cessation of production. The Company's subsidiary has resolved its potential liability to the State of Georgia by paying a $100,000 monetary penalty and agreeing to perform certain work, but remains exposed to other potential claims. During the fourth quarter of 1995, the Company paid a fine in the amount of $318,650 to the Texas Natural Resource Conservation Commission pursuant to an agreed order in settlement of alleged violations dating back to 1993 involving odor violations, TRS and particulate emission violations, and record keeping and reporting violations at the Company's bleached paperboard mill in Evadale, Texas. Management believes, however, that these matters will not result in liability to an extent that would have a material adverse effect on the business or financial condition of the Company.

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

     All litigation has an element of uncertainty and the final outcome of any legal proceeding cannot be predicted with any degree of certainty. With these limitations in mind, the Company presently believes that any ultimate liability from the legal proceedings discussed herein would not have a material adverse effect on the business or financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

     The Company did not submit any matter to a vote of its shareholders during the fourth quarter of its last fiscal year.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS:

MARKET INFORMATION:

     The information concerning market prices of the Company's Common Stock required by this item is incorporated by reference from page 36 of the Company's 1995 Annual Report to Shareholders furnished to the Securities and Exchange Commission pursuant to Rule 14a-3(b).

SHAREHOLDERS:

     The Company's stock transfer records indicated that as of March 8, 1996, there were approximately 7,650 holders of record of the Common Stock.

DIVIDEND POLICY:

     On February 2, 1996, the Board of Directors declared a quarterly dividend on the Common Stock of $.30 per share payable on March 15, 1996, to shareholders of record on March 1, 1996. During the first three quarters of 1994, the Company paid a quarterly dividend of $.25 per share. The quarterly dividend was increased to $.27 per share beginning with the dividend payable December 15, 1994. The dividend was again increased to $.30 per share beginning with the dividend payable September 15, 1995. The Board will review its dividend policy periodically, and the declaration of dividends will necessarily depend upon earnings and financial requirements of the Company and other factors within the discretion of its Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA:

     The information required by this item is incorporated by reference from page 36 of the Company's 1995 Annual Report to Shareholders furnished to the Securities and Exchange Commission pursuant to Rule 14a-3(b).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

     The information required by this item is incorporated by reference from pages 27 through 35 of the Company's 1995 Annual Report to Shareholders furnished to the Securities and Exchange Commission pursuant to Rule 14a-3(b).

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

     (a) Documents Filed as Part of Report.

1. FINANCIAL STATEMENTS:

                                                                                   PAGE
                                       ITEM                                       NUMBER
    --------------------------------------------------------------------------    ------
    Temple-Inland Inc. and Subsidiaries
      Report of Independent Auditors*.........................................        59
      Consolidated Statements of Income -- three years ended December 30,
         1995*................................................................        50
      Consolidating Balance Sheets at December 30, 1995 and December 31,
         1994*................................................................     52-53
      Consolidated Statements of Shareholders' Equity -- three years ended
         December 30, 1995*...................................................        54
      Consolidated Statements of Cash Flows -- three years ended December 30,
         1995*................................................................        51
      Notes to Consolidated Financial Statements*.............................     55-58

---------------

* Incorporated herein by reference from the Company's Annual Report to Shareholders for the fiscal year ended December 30, 1995, and filed for purposes of those portions so incorporated as Exhibit 13. Page numbers refer to page numbers in the Company's 1995 Annual Report to Shareholders.

2. FINANCIAL STATEMENT SCHEDULE:

     The following Financial Statement Schedule of the Company required by Regulation S-X and excluded from the Annual Report to Shareholders for the year ended December 30, 1995, is filed herewith at the page indicated.

                                                                                   PAGE
                                       ITEM                                       NUMBER
    --------------------------------------------------------------------------    ------
    Temple-Inland Inc. and Subsidiaries
      Schedule II -- Valuation and Qualifying Accounts........................        29

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are inapplicable and, therefore, have been omitted.

3. EXHIBITS:

      EXHIBIT
       NUMBER                                        EXHIBIT
-------------------- ------------------------------------------------------------------------
        3.01         -- Certificate of Incorporation of the Company(1), as amended effective
                        May 4, 1987(2), as amended effective May 4, 1990(3)
        3.02         -- By-laws of the Company as amended and restated May 3, 1991(18)
        4.01         -- Form of Specimen Common Stock Certificate of the Company(4)
        4.02         -- Indenture dated as of September 1, 1986, between the Registrant and
                        Chemical Bank, as Trustee(5), as amended by First Supplemental
                        Indenture dated as of April 15, 1988, as amended by Second
                        Supplemental Indenture dated as of December 27, 1990(12), and as amended by Third Supplemental Indenture dated as of May 9, 1991(13)
        4.03         -- Form of Specimen Medium-Term Note of the Company(5)
        4.04         -- Form of Fixed-rate Medium-Term Note, Series B, of the Company(12)
        4.05         -- Form of Floating-rate Medium-Term Note, Series B, of the Company(12)
        4.06         -- Form of 9% Note due May 1, 2001, of the Company(15)
        4.07         -- Form of Fixed-rate Medium-Term Note, Series D, of the Company(14)
        4.08         -- Form of Floating-rate Medium-Term Note, Series D, of the Company(14)
        4.09         -- Certificate of Designation, Preferences and Rights of Series A Junior
                        Participating Preferred Stock, dated February 16, 1989(6)
        4.10         -- Rights Agreement, dated February 3, 1989, between the Company and
                        NCNB Texas National Bank, Dallas, Texas, as Rights Agent(7)
        4.11         -- Form of 7.25% Note due September 15, 2004, of the Company(16)
        4.12         -- Form of 8.25% Debenture due September 15, 2022, of the Company(16)
       10.01*        -- 1988 Stock Option Plan for Key Employees and Directors of
                        Temple-Inland Inc. and its Subsidiaries(8)
       10.02*        -- Form of Incentive Option Agreement under the 1988 Stock Option
                        Plan(8)
       10.03*        -- Form of Nonqualified Option Agreement under the 1988 Stock Option
                        Plan(8)
       10.04*        -- Temple-Inland Inc. Incentive Stock Plan(1), as amended May 6,
                        1988(9), as amended February 7, 1992(18)
       10.05*        -- Form of Incentive Shares Agreement(10)
       10.06*        -- 1988 Performance Unit Plan for Key Employees of Temple-Inland Inc.
                        and its Subsidiaries(9), as amended February 4, 1994(20)
       10.07*        -- Form of Performance Unit Rights Agreement under the Performance Unit
                        Plan(6)

      EXHIBIT
       NUMBER                                        EXHIBIT
-------------------- ------------------------------------------------------------------------
       10.08         -- Assistance Agreement dated September 30, 1988, among the Federal
                        Savings and Loan Insurance Corporation; Guaranty Federal Savings
                        Bank, Dallas, Texas; Guaranty Holdings Inc. I; Guaranty Holdings Inc.
                        II; Temple-Inland Inc.; Mason Best Company; and Trammell Crow
                        Ventures 3, Ltd.(11)
       10.09*        -- Temple-Inland Inc. 1993 Stock Option Plan(17)
       10.10*        -- Temple-Inland Inc. 1993 Restricted Stock Plan(17)
       10.11*        -- Temple-Inland Inc. 1993 Performance Unit Plan(17), as amended
                        February 4, 1994(20)
       10.12         -- Stock Purchase Agreement and Agreement and Plan of Reorganization by
                        and among Guaranty, Guaranty Holdings Inc. I ("GHI"), Lone Star
                        Technologies, Inc. ("LST"), and LSST Financial Services Corporation
                        ("LSST Financial"), dated as of February 16, 1993(19)
       10.13         -- First Amendment to Stock Purchase agreement and Agreement and Plan of
                        Reorganization by and among Guaranty, GHI, LST and LSST Financial, dated as of April 2, 1993(19)
       10.14         -- Second Amendment to Stock Purchase Agreement and Agreement and Plan
                        of Reorganization by and among Guaranty, GHI, LST and LSST Financial, dated as of August 31, 1993(19)
       10.15         -- Third Amendment to Stock Purchase Agreement and Agreement and Plan of
                        Reorganization by and among Guaranty, GHI, LST and LSST Financial, dated as of September 30, 1993(19)
       10.16         -- Holdback Escrow Agreement by and among LST, Guaranty, and Bank One,
                        Texas, N.A. dated as of November 12, 1993(19)
       10.17         -- Termination Agreement by and among Federal Deposit Insurance
                        Corporation, as Manager of the FSLIC Resolution Fund, Guaranty
                        Federal Bank, F.S.B., Guaranty Holdings Inc. I, and Temple-Inland
                        Inc., dated as of October 31, 1995(21)
       10.18         -- GFB Tax Agreement by and among Federal Deposit Insurance Corporation, as Manager of the FSLIC Resolution Fund, Guaranty Federal Bank,
                        F.S.B., Guaranty Holdings Inc. I, and Temple-Inland Inc., dated as of
                        October 31, 1995(21)
       10.19         -- Termination Agreement by and among Federal Deposit Insurance
                        Corporation, as Manager of the FSLIC Resolution Fund, Guaranty
                        Federal Bank, F.S.B., the surviving institution resulting from the merger of American Federal Bank, F.S.B. with and into Guaranty, which subsequently became the successor-in-interest to LSST Financial
                        Services Corporation, Guaranty Holdings Inc. I, and Temple-Inland
                        Inc., dated as of October 31, 1995(21)
       10.20         -- AFB Tax Agreement by and among Federal Deposit Insurance Corporation, as Manager of the FSLIC Resolution Fund, Guaranty Federal Bank,
                        F.S.B., the surviving institution resulting from the merger of
                        American Federal Bank, F.S.B. with and into Guaranty, which subsequently became the successor-in-interest to LSST Financial
                        Services Corporation, Guaranty Holdings Inc. I, and Temple-Inland
                        Inc., dated as of October 31, 1995(21)
       11            -- Statement re: Computation of Per Share Earnings for the three years ended December 30, 1995(22)
       13            -- Annual Report to Shareholders for the year ended December 30, 1995.
                        Such Report is not deemed to be filed with the Commission as part of this Annual Report on Form 10-K, except for the portions thereof expressly incorporated by reference.
       21            -- Subsidiaries of the Company(22)
       23            -- Consent of Ernst & Young LLP(22)
       27            -- Financial Data Schedule(22)

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

(21) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

(22) Filed herewith.

     (b) Reports on Form 8-K.

     No reports on Form 8-K were filed during the fourth quarter of 1995.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized, on March 22, 1996.

                                          TEMPLE-INLAND INC.
                                            (Registrant)

                                          By:     /s/  CLIFFORD J. GRUM
                                             ---------------------------------
                                                     Clifford J. Grum,
                                                 Chairman of the Board and
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   SIGNATURE                               CAPACITY                  DATE
-----------------------------------------------  -----------------------------  ---------------
                /s/  CLIFFORD J. GRUM            Director, Chairman of the      March 22, 1996
            ------------------------------         Board, and Chief Executive
                  Clifford J. Grum                 Officer

             /s/  KENNETH M. JASTROW, II         Group Vice President and       March 22, 1996
            ------------------------------          Chief Financial Officer
                Kenneth M. Jastrow, II

                 /s/  DAVID H. DOLBEN            Vice President and Chief       March 22, 1996
            ------------------------------         Accounting Officer
                   David H. Dolben

                /s/  PAUL M. ANDERSON           Director                       March 22, 1996
            ------------------------------
                   Paul M. Anderson

                  /s/  ROBERT CIZIK              Director                       March 22, 1996
            ------------------------------
                     Robert Cizik

                 /s/  ANTHONY M. FRANK           Director                       March 22, 1996
            ------------------------------
                   Anthony M. Frank

                  /s/  BOBBY R. INMAN            Director                       March 22, 1996
            ------------------------------
                    Bobby R. Inman

               /s/  HERBERT A. SKLENAR           Director                       March 22, 1996
            ------------------------------
                  Herbert A. Sklenar

                  /s/  WALTER P. STERN           Director                       March 22, 1996
            ------------------------------
                    Walter P. Stern

                 /s/  ARTHUR TEMPLE III          Director                       March 22, 1996
           -------------------------------
                    Arthur Temple III

                 /s/  CHARLOTTE TEMPLE           Director                       March 22, 1996
           --------------------------------
                   Charlotte Temple

                  /s/  LARRY E. TEMPLE           Director                       March 22, 1996
           --------------------------------
                   Larry E. Temple

                                                                     SCHEDULE II

                      TEMPLE-INLAND INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN MILLIONS)

                                                                     CHARGED
                                    BALANCE AT      CHARGED TO      TO OTHER                          BALANCE
                                   BEGINNING OF     COSTS AND      ACCOUNTS --     DEDUCTIONS --      AT END
                                      PERIOD         EXPENSES       DESCRIBE         DESCRIBE        OF PERIOD
                                   ------------     ----------     -----------     -------------     ---------
Year ended December 30, 1995:
  Deducted from accounts
     receivable:
     Allowance for doubtful
       accounts...................    $  8.4          $  1.9          $  --            $ 2.0(A)        $ 8.3
     Reserve for discounts and
       allowances.................        .7              --            7.9(B)           7.1(C)          1.5
     Allowance for loan losses....      53.9            14.6            4.2(D)           7.2(A)         65.5
     Allowance for unrealized
       losses on
       available-for-sale
       securities.................        .7             (.7)          (1.7)(E)           --            (1.7)
     Allowance for unrealized
       losses on mortgage loans
       held for sale..............        .8              --             --               .5(A)           .3
                                      ------        ----------     -----------        ------         ---------
          Totals..................    $ 64.5          $ 15.8          $10.4            $16.8           $73.9
                                   =========        ========       =========       ==========        =======
Year ended December 31, 1994:
  Deducted from accounts
     receivable:
     Allowance for doubtful
       accounts...................    $  7.4          $  1.9          $  --            $  .9(A)        $ 8.4
     Reserve for discounts and
       allowances.................       1.0             2.7            5.1(B)           8.1(C)           .7
     Allowance for loan losses....      47.9             6.5            7.6(D)           8.1(A)         53.9
     Allowance for unrealized
       losses on
       available-for-sale
       securities.................        --              .7             --               --              .7
     Allowance for unrealized
       losses on mortgage loans
       held for sale..............       1.6             (.3)            --               .5(A)           .8
                                      ------        ----------     -----------        ------         ---------
          Totals..................    $ 57.9          $ 11.5          $12.7            $17.6           $64.5
                                   =========        ========       =========       ==========        =======
Year ended January 1, 1994:
  Deducted from accounts
     receivable:
     Allowance for doubtful
       accounts...................    $  5.8          $  2.6          $  --            $ 1.0(A)        $ 7.4
     Reserve for discounts and
       allowances.................        .6             2.5            4.7(B)           6.8(C)          1.0
     Allowance for loan losses....      20.8             4.8           24.0(D)           1.7(A)         47.9
     Allowance for unrealized
       losses on mortgage loans
       held for sale..............       2.1              .2             --               .7(A)          1.6
                                      ------        ----------     -----------        ------         ---------
          Totals..................    $ 29.3          $ 10.1          $28.7            $10.2           $57.9
                                   =========        ========       =========       ==========        =======

---------------

(A) Uncollectible accounts written off, net of recoveries.

(B) Reduction of revenues for customer discounts.

(C) Customer discounts taken.

(D) Additions related to bulk purchases of loans.

(E) Unrealized gains.

                                 EXHIBIT INDEX

                                                                                   SEQUENTIALLY
 EXHIBIT                                                                            NUMBERED
  NUMBER                                   EXHIBIT                                    PAGE
---------- -----------------------------------------------------------------------------------
   11      -- Statement re: Computation of Per Share Earnings for the three years ended December 30, 1995
   13      -- Annual Report to Shareholders for the year ended December 30, 1995.
              Such Report is not deemed to be filed with the Commission as part of this Annual Report on Form 10-K, except for the portions thereof expressly incorporated by reference.
   21      -- Subsidiaries of the Company
   23      -- Consent of Ernst & Young LLP
   27      -- Financial Data Schedules