Form 10-Q
period 1996-03-30
TEMPLE INLAND INC
filed 1996-05-13
CIK 731939

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q
(Mark One)

[ X ]  Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934 for the Quarterly Period
       Ended March 30, 1996
                                      OR

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

                                   Number of common shares outstanding
             Class                        as of March 30, 1996

      Common Stock (par
      value $1.00 per share)                    55,562,415


The Exhibit Index appears on page 19 of this report.

                        PART I.  FINANCIAL INFORMATION
                             FINANCIAL STATEMENTS




Summarized Statements of Income
Parent Company (Temple-Inland Inc.)
Unaudited



                                                 First Quarter
                                               1996         1995
                                                 (in millions)

Revenues
Net sales                                    $ 661.6      $ 660.8
Financial services earnings                     24.7         14.2
                                               686.3        675.0

Costs and Expenses
Cost of sales                                  525.9        510.1
Selling and administrative                      62.5         59.6
                                               588.4        569.7

Operating Income                                97.9        105.3

Interest - net                                 (26.7)       (16.6)

Other                                             .2          1.0

Income Before Taxes                             71.4         89.7

Taxes on income                                 25.0         31.4

Net Income                                   $  46.4      $  58.3








See notes to consolidated financial statements.

Summarized Balance Sheets
Parent Company (Temple-Inland Inc.)
Unaudited



                                                March 30,     December 30,
                                                   1996           1995
                                                     (in millions)
ASSETS

Current Assets
Cash                                            $    15        $    15
Receivables, less allowances of
  $9 million in 1996 and $8
  million in 1995                                   304            285
Inventories:
  Work in process and finished goods                105             99
  Raw materials                                     252            239
                                                    357            338
Prepaid expenses                                     18             15
  Total current assets                              694            653

Investment in Financial Services                    614            605

Property and Equipment
Buildings                                           486            469
Machinery and equipment                           3,435          3,323
Less allowances for depreciation and
  amortization                                   (1,754)        (1,702)
                                                  2,167          2,090
Construction in progress                            157            225
                                                  2,324          2,315
Timber and timberlands--less depletion              453            445
Land                                                 29             28
  Total property and equipment                    2,806          2,788

Other Assets                                        156            167

Total Assets                                    $ 4,270        $ 4,213


See notes to consolidated financial statements.

Parent Company (Temple-Inland Inc.)
Unaudited



                                                 March 30,    December 30,
                                                   1996           1995
                                                      (in millions)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable                                $   140        $   138
Accrued expenses                                    140            157
Employee compensation and benefits                   15             37
Current portion of long-term debt                     3              5
  Total current liabilities                         298            337

Long-Term Debt                                    1,558          1,489

Deferred Income Taxes                               257            259

Postretirement Benefits                             134            132

Other Liabilities                                    30             21

Shareholders  Equity                              1,993          1,975


Total Liabilities and Shareholders  Equity      $ 4,270        $ 4,213






See notes to consolidated financial statements.

Summarized Statements of Cash Flows
Parent Company (Temple-Inland Inc.)
Unaudited



                                                       First Quarter
                                                      1996        1995
                                                       (in millions)
Cash Provided by (Used for) Operations
Net income                                         $    46.4   $    58.3
Adjustments to reconcile net income to net cash:
  Depreciation and depletion                            60.8        51.8
  Deferred taxes                                        (1.3)       10.8
  Unremitted earnings of affiliates                    (15.0)       (8.5)
  Receivables                                          (19.6)      (41.5)
  Inventories                                          (11.0)      (28.2)
  Prepaid expenses                                         -         3.9
  Accounts payable and accrued expenses                (40.2)       (1.1)
  Other                                                  5.7       (11.4)
                                                        25.8        34.1

Cash Provided by (Used for) Investments
Capital expenditures                                   (55.5)      (79.6)
Other                                                   (2.5)        4.5
                                                       (58.0)      (75.1)

Cash Provided by (Used for) Financing
Change in debt, net                                     55.9        52.3
Purchase of stock for treasury                          (7.1)        (.2)
Cash dividends paid to shareholders                    (16.6)      (15.1)
Other                                                     .3          .4
                                                        32.5        37.4

Effect of exchange rate changes on cash and
 cash equivalents                                          -          .3

Net (decrease) in cash and
  cash equivalents                                        .3        (3.3)

Cash and cash equivalents at beginning
  of period                                             14.7        13.0

Cash and cash equivalents at end of period         $    15.0   $     9.7




See notes to consolidated financial statements.

Summarized Statements of Income
Temple-Inland Financial Services
Unaudited



                                               First Quarter
                                             1996          1995
                                               (in millions)

Interest income
Mortgage-backed and investment securities  $  49.7       $  50.6
Loans receivable and mortgage loans held
  for sale                                   101.8          80.8
Assisted assets                                  -           6.1
Other earning assets                           5.7           5.5
    Total interest income                    157.2         143.0

Interest expense
Deposits                                      78.4          73.9
Borrowed funds                                29.5          29.1
    Total interest expense                   107.9         103.0

Net interest income                           49.3          40.0

Provision for loan losses                      6.2           5.3

Net interest income after provision for
  loan losses                                 43.1          34.7

Noninterest income
Loan servicing fees                           13.7           9.8
Loan origination and marketing                 6.6           1.2
Other                                         20.8          19.9
                                              41.1          30.9

Noninterest expense
Compensation and benefits                     25.2          22.1
Other                                         34.3          29.3
    Total noninterest expense                 59.5          51.4

Income before taxes                           24.7          14.2

Taxes on income                                9.7           5.7

Net Income                                 $  15.0       $   8.5


See notes to consolidated financial statements.

Summarized Balance Sheets
Temple-Inland Financial Services
Unaudited



                                            March 31,          December 31,
                                              1996                 1995
                                                    (in millions)
ASSETS

Cash and cash equivalents                  $   295              $   343
Mortgage loans held for sale                   232                  106
Loans receivable                             4,952                4,764
Mortgage-backed and investment
  securities                                 3,316                3,424
Other assets                                   613                  574

TOTAL ASSETS                               $ 9,408              $ 9,211


LIABILITIES

Deposits                                   $ 6,368              $ 6,377
Securities sold under repurchase
  agreements                                 1,880                1,604
Federal Home Loan Bank advances                 55                  155
Other borrowings                               126                  113
Other liabilities                              365                  357

TOTAL LIABILITIES                            8,794                8,606

SHAREHOLDER'S EQUITY                           614                  605

TOTAL LIABILITIES AND SHAREHOLDER'S
EQUITY                                     $ 9,408              $ 9,211



See notes to consolidated financial statements.

Summarized Statements of Cash Flows
Temple-Inland Financial Services
Unaudited


                                                          First Quarter
                                                       1996         1995
                                                         (in millions)
Cash Provided by (Used for) Operations
Net income                                           $  15.0      $   8.5
Adjustments to reconcile net income
  to net cash:
    Amortization, accretion and depreciation             7.6          5.7
    Provision for loan losses                            6.2          5.3
    Receivable from FDIC                                 7.2          5.2
    Mortgage loans held for sale                       (76.4)        62.3
    Collections and remittances on loans
      serviced for others, net                          (9.7)        31.6
    Other                                              (35.5)       (14.9)
                                                       (85.6)       103.7

Cash Provided by (Used for) Investments
Purchases of mortgage-backed and investment
  securities held-to-maturity                            (.1)           -
Purchases of mortgage-backed and investment
  securities available-for-sale                         (1.7)       (53.7)
Maturities of mortgage-backed and investment
  securities held-to-maturity                           75.0         99.0
Maturities of mortgage-backed and investment
  securities available-for-sale                         21.3         11.0
Proceeds from sales of loans and mortgage-
  backed and investment securities available-
  for-sale                                               4.3        192.6
Loans originated net of principal collected           (194.5)      (585.7)
Reduction in covered assets                                -         51.3
Other                                                  (14.8)       (11.9)
                                                      (110.5)      (297.4)

Cash Provided by (Used for) Financing
Net decrease in deposits                                (8.2)       (22.6)
Net increase in securities sold under repurchase
  agreements and short-term borrowings                 227.2        277.2
Change in debt, net                                    (89.3)         7.5
Other                                                   18.2         34.0
                                                       147.9        296.1

Net increase in cash and cash equivalents              (48.2)       102.4

Cash and cash equivalents at beginning of period       343.1        301.8

Cash and cash equivalents at end of period           $ 294.9      $ 404.2


See notes to consolidated financial statements.

Consolidated Statements of Income
Temple-Inland Inc. and Subsidiaries
Unaudited




                                                      First Quarter
                                                   1996         1995
                                                     (in millions)
Revenues
Manufacturing net sales                          $ 661.6      $ 660.8
Financial services revenues                        198.3        173.9
                                                   859.9        834.7

Costs and Expenses

Manufacturing costs and expenses                   588.4        569.7
Financial services expenses                        173.6        159.7
                                                   762.0        729.4


Operating Income                                    97.9        105.3

Parent company interest - net                      (26.7)       (16.6)

Other                                                 .2          1.0

Income Before Taxes                                 71.4         89.7

Taxes on income                                     25.0         31.4

Net Income                                       $  46.4      $  58.3


Earnings per share                               $   .84      $  1.04


Dividends Paid Per Share of Common Stock         $   .30      $   .27


Weighted Average Shares Outstanding                 55.6         56.1



See notes to consolidated financial statements.

Consolidated Balance Sheets
Temple-Inland Inc. and Subsidiaries
March 30, 1996
Unaudited

                                     Parent     Financial
                                    Company      Services    Consolidated
                                              (in millions)
ASSETS

Cash and cash equivalents          $    15      $   295       $   310
Mortgage loans held for sale             -          232           232
Loans receivable                         -        4,952         4,952
Mortgage-backed and investment
  securities                             -        3,316         3,316
Trade and other receivables            304            -           302
Inventories                            357            -           357
Property & equipment                 2,806           77         2,883
Other assets                           174          536           661
Investment in affiliates               614            -             -

TOTAL ASSETS                       $ 4,270      $ 9,408       $13,013

LIABILITIES

Deposits                           $     -      $ 6,368       $ 6,368
Securities sold under repurchase
  agreements and Federal Home
  Loan Bank advances                     -        1,935         1,935
Other liabilities                      328          365           679
Long-term debt                       1,558          126         1,684
Deferred income taxes                  257            -           220
Postretirement benefits                134            -           134

TOTAL LIABILITIES                  $ 2,277      $ 8,794        11,020

SHAREHOLDERS' EQUITY

Preferred stock - par value $1 per share:
  authorized 25,000,000 shares; none issued                         -
Common stock - par value $1 per share:
  authorized 200,000,000 shares; issued
  61,389,552 shares including shares held
  in the treasury                                                  61
Additional paid-in capital                                        304
Translation and other adjustments                                 (21)
Retained earnings                                               1,804
                                                                2,148
Cost of shares held in the treasury:
  5,827,137 shares                                               (155)

TOTAL SHAREHOLDERS' EQUITY                                      1,993

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $13,013

See the notes to the consolidated financial statements.

Consolidated Balance Sheets
Temple-Inland Inc. and Subsidiaries
December 30, 1995
Unaudited

                                     Parent     Financial
                                    Company      Services    Consolidated
                                              (in millions)

ASSETS

Cash and cash equivalents          $    15      $   343       $   358
Mortgage loans held for sale             -          106           106
Loans receivable                         -        4,764         4,764
Mortgage-backed and investment
  securities                             -        3,424         3,424
Trade and other receivables            285            -           283
Inventories                            338            -           338
Property & equipment                 2,788           76         2,864
Other assets                           182          498           627
Investment in affiliates               605            -             -

TOTAL ASSETS                       $ 4,213      $ 9,211       $12,764

LIABILITIES

Deposits                           $     -      $ 6,377       $ 6,377
Securities sold under repurchase
  agreements and Federal Home
  Loan Bank advances                     -        1,759         1,759
Other liabilities                      358          357           702
Long-term debt                       1,489          113         1,602
Deferred income taxes                  259            -           217
Postretirement benefits                132            -           132

TOTAL LIABILITIES                  $ 2,238      $ 8,606        10,789

SHAREHOLDERS' EQUITY

Preferred stock - par value $1 per share:
  authorized 25,000,000 shares; none issued                         -
Common stock - par value $1 per share:
  authorized 200,000,000 shares; issued
  61,389,552 shares including shares held
  in the treasury                                                  61
Additional paid-in capital                                        306
Translation and other adjustments                                 (14)
Retained earnings                                               1,773
                                                                2,126
Cost of shares held in the treasury:
  5,731,411 shares                                               (151)

TOTAL SHAREHOLDERS' EQUITY                                      1,975

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $12,764


See the notes to the consolidated financial statements.

Consolidated Statements of Cash Flows
Temple-Inland Inc. and Subsidiaries
Unaudited

                                                       First Quarter
                                                    1996            1995
Cash Provided by (Used for) Operations                 (in millions)
Net income                                        $  46.4         $  58.3
Adjustments to reconcile net income to net cash:
    Depreciation and depletion                       63.0            53.8
    Amortization and accretion                        5.4             3.8
    Deferred taxes                                    6.7            16.5
    Receivable from FDIC                              7.2             5.2
    Trade and other receivables                     (19.6)          (41.5)
    Accounts payable and accrued expenses           (39.9)           (7.0)
    Inventories                                     (11.0)          (28.2)
    Mortgage loans held for sale                    (76.4)           62.3
    Increase (decrease) in collections and
      remittances on loans serviced for
      others, net                                    (9.7)           31.6
    Other                                           (31.9)          (17.0)
                                                    (59.8)          137.8
Cash Provided by (Used for) Investments
Capital expenditures                                (59.4)          (88.0)
Purchases of mortgage-backed and investment
  securities held-to-maturity                         (.1)              -
Purchases of mortgage-backed and investment
  securities available-for-sale                      (1.7)          (53.7)
Maturities of mortgage-backed and investment
  securities held-to-maturity                        75.0            99.0
Maturities of mortgage-backed and investment
  securities available-for-sale                      21.3            11.0
Proceeds from sales of mortgage-backed and
  investment securities available-for-sale            4.3           192.6
Loans originated net of principal collected        (194.5)         (585.7)
Reduction in covered assets                             -            51.3
Other                                               (13.4)            1.0
                                                   (168.5)         (372.5)
Cash Provided by (Used for) Financing
Additions to debt                                   166.9            74.4
Payments of debt                                   (200.2)          (14.5)
Net increase in short-term borrowings and
  repurchase agreements                             227.2           277.2
Cash dividends paid to shareholders                 (16.6)          (15.1)
Net decrease in deposits                             (8.2)          (22.6)
Other                                                11.3            34.1
                                                    180.4           333.5
Effect of exchange rate changes on cash and
  cash equivalents                                      -              .3

Net increase (decrease) in cash and cash
  equivalents                                       (47.9)           99.1

Cash and cash equivalents at beginning of period    357.8           314.8

Cash and cash equivalents at end of period        $ 309.9         $ 413.9

See notes to consolidated financial statements.

                      TEMPLE-INLAND INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, because certain assets and liabilities are in separate corporate entities, the consolidated assets are not available to satisfy all consolidated liabilities. In the opinion of management, all adjustments (consisting only of normal accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in, or incorporated into, Temple-Inland Inc.'s (the "Company") Annual Report on Form 10-K for the fiscal year ended December 30, 1995.

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

The Company adopted FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of as of December 31, 1995. The effect of the implementation of Statement No. 121 was not material to the consolidated financial statements.


NOTE B - CONTINGENCIES

There are pending against the Company and its subsidiaries lawsuits and claims arising in the regular course of business.

In the opinion of management, recoveries, if any, by plaintiffs or claimants that may result from the foregoing litigation and claims will not be material in relation to the consolidated financial statements of the Company and its subsidiaries.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS



Results of Operations

Results of operations, including information regarding the Company's principal business segments, are shown below:


                                                      First Quarter
                                                  1996            1995
                                                     (in millions)
   Revenues
   Corrugated container                         $ 447.4         $ 433.4
   Bleached paperboard                             95.1            94.7
   Building products                              119.1           132.7
     Manufacturing net sales                      661.6           660.8
   Financial services                             198.3           173.9
     Total revenues                             $ 859.9         $ 834.7



   Income
   Corrugated container                         $  72.9         $  64.8
   Bleached paperboard                            (10.3)            7.5
   Building products                               15.6            23.7
     Operating profit                              78.2            96.0
   Financial services                              24.7            14.2
                                                  102.9           110.2
   Corporate expenses                              (5.0)           (4.9)
   Parent company interest - net                  (26.7)          (16.6)
   Other - net                                       .2             1.0
     Income before taxes                           71.4            89.7
   Taxes on income                                 25.0            31.4
       Net income                               $  46.4         $  58.3

First Quarter 1996 vs. First Quarter 1995

First quarter earnings of $46.4 million, or $.84 per share, represent a decrease of 19 percent from the $58.3 million, or $1.04 per share, earned in the first quarter of 1995. Revenues increased to $860 million, from $835 million in the comparable 1995 quarter.

The corrugated container group recorded first quarter operating earnings of $72.9 million. Although this is an increase from the $64.8 million earned in the first quarter of 1995, it represents a significant decline from this segment s record earnings that were achieved in the third quarter of 1995. As the U.S. economy slowed in the second half of 1995, demand for containerboard and corrugated containers softened. This trend continued in the first quarter leading to a significant decline in prices for containerboard and corrugated containers. As in the last two quarters of 1995, the Company curtailed production during the quarter to control inventory levels.

The bleached paperboard group lost $10.3 million in the quarter compared with operating earnings of $7.5 million in the first quarter of 1995. This loss was a result of continued weak demand for bleached paperboard and the resulting decline in pricing. The Company limited production in the quarter to manage inventory levels. The start-up of the new bleached paperboard machine remained on schedule with paperboard quality meeting specifications and market requirements. The cost associated with running the machine at less than capacity due to market weakness also had a negative effect on earnings in the quarter.

The Company's building products group reported first quarter operating earnings of $15.6 million. Although this is a decline from the $23.7 million earned in the first quarter of 1995, it represents a significant increase from the $8.9 million earned in last year s fourth quarter. Lumber prices during the quarter were above fourth quarter levels, but remain well below year ago levels. During the quarter, the Company experienced operating losses of $1.3 million associated with initial production runs in the new Hope, Arkansas particleboard plant. By the end of March, most of the operational problems were resolved and the plant had achieved A grade certification for all major product thicknesses. The demand for panel products (particleboard, fiberboard and gypsum) strengthened during the quarter, which coupled with the additional production from the new particleboard plant, should have a positive impact on earnings in the second quarter.

The financial services group reported first quarter earnings of $24.7 million, up 74 percent from the first quarter of 1995. This improvement in earnings was the result of Guaranty Federal Bank continuing to increase the loan portfolio which is 60 percent of total earning assets. In addition, Guaranty continues to improve its operating efficiencies, thereby lowering costs.

Net interest expense increased to $26.7 million in the first quarter of 1996 compared with $16.6 million in the first quarter of last year. Capitalized interest decreased from $9.7 million in the first quarter of 1995 to $1.4 million in the first quarter of 1996 due to the completion of the bleached
paperboard group s modernization and expansion projects.   Interest expense
increased slightly due to higher levels of debt outstanding.

Financial Condition

The Company's financial condition continues to be strong. Internally generated funds, existing credit facilities and the capacity to issue long-term debt are sufficient to fund projected capital expenditures, to service existing debt, to pay dividends and to meet normal working capital requirements. During the first quarter of 1996, the Parent Company s debt increased $55.9 million mainly through issuance of commercial paper and bank debt primarily to cover capital expenditures. Debt maturities of $97.4 million during the first quarter of 1996 were refinanced through commercial paper and bank borrowings.

Guaranty Federal Bank continues to meet all three regulatory requirement formulae set out under the Financial Institution Reform, Recovery and Enforcement Act of 1989 ("FIRREA").

                          PART II.  OTHER INFORMATION




Item 1.        Legal Proceedings.
               The information set forth in Note B to Notes to Consolidated Financial Statements in Part I of this report is incorporated by reference thereto.

Item 2.        Changes in Securities.
               None.

Item 3.        Defaults Upon Senior Securities.
               None.

Item 4.        Submission of Matters to a Vote of Security Holders.
               The Company held its annual meeting of stockholders on May 3, 1996, at which a quorum was present. The table below sets forth the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes for each matter voted upon at that meeting.

                                                              Abstentions
                                                 Against or    and Broker
               Matter                  For        Withheld     Non-votes

1.  Election of three Directors

(a)  Anthony M. Frank              49,086,562     363,379              -

(b)  Walter P. Stern               49,091,741     358,200              -

(c)  Charlotte Temple              48,915,873     534,068              -

2.  Ratification of appointment
    of Ernst & Young LLP           49,270,634      67,803        111,504

Item 5.        Other Information.
               None.

Item 6.        Exhibits and Reports on Form 8-K.
               (a) Exhibits.


   Regulation S-K
   Exhibit Number

      (11)     Statement re computation of per share earnings.

      (27)     Financial Data Schedule

               (b) Reports on Form 8-K. During the three months ended March 30, 1996, the Company did not file any reports on Form 8-K.

                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  TEMPLE-INLAND INC.
                                     (Registrant)







Date:  May 10, 1996               By  /s/ David H. Dolben
                                    David H. Dolben
                                    Vice President and
                                    Chief Accounting Officer

                                 EXHIBIT INDEX




The following is an index of the exhibits filed herewith. The page reference set forth opposite the description of exhibits included in such index refers to the pages under the sequential numbering system prescribed by Rule 0-3(b) under the Securities Exchange Act of 1934.




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

                                 EXHIBIT (11)

                      TEMPLE-INLAND INC. AND SUBSIDIARIES
                STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS

                   (in thousands, except for per share data)



                                                  13 Weeks Ended
                                             March 30,       April 1,
                                                1996           1995
Primary
Average common shares outstanding . . . . .    55,565         56,065
Net effect of dilutive stock options
  based on treasury stock method using
  average market price  . . . . . . . . . .         3             73

    Weighted average shares outstanding        55,568         56,138


  Net income  . . . . . . . . . . . . . . .  $ 46,426       $ 58,290

  Earnings per share  . . . . . . . . . . .  $    .84       $   1.04

Fully Diluted
Average common shares outstanding . . . . .    55,565         56,065
Net effect of dilutive stock options
  based on treasury stock method
  using the closing market price, if
  higher than average market price  . . . .        55             73

    Weighted average shares outstanding . .    55,620         56,138

  Net income  . . . . . . . . . . . . . . .  $ 46,426       $ 58,290

  Earnings per share  . . . . . . . . . . .  $    .83       $   1.04