Form 10-Q
period 1996-06-29
TEMPLE INLAND INC
filed 1996-08-12
CIK 731939

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C. 20549

                            FORM 10-Q
(Mark One)

[ X ]  Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934 for the Quarterly Period
       Ended June 29, 1996

                                OR

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934 for the Transition Period
       From ________________________ to ______________________

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

                             Number of common shares outstanding
           Class                    as of June 29, 1996

      Common Stock (par
      value $1.00 per share)              55,448,614


The Exhibit Index appears on page 19 of this report.

                  PART I.  FINANCIAL INFORMATION
                       FINANCIAL STATEMENTS



Summarized Statements of Income
Parent Company (Temple-Inland Inc.)
Unaudited





                                Second Quarter            First Six Months
                                1996        1995         1996        1995
                                              (in millions)

Revenues
Net sales                     $ 666.6     $ 697.5     $ 1,328.2   $ 1,358.3
Financial services earnings      29.7        24.0          54.4        38.2
                                696.3       721.5       1,382.6     1,396.5

Costs and Expenses
Cost of sales                   543.5       530.2       1,069.4     1,040.3
Selling and administrative       72.1        62.6         134.6       122.2
                                615.6       592.8       1,204.0     1,162.5

Operating Income                 80.7       128.7         178.6       234.0

Interest - net                  (27.5)      (17.3)        (54.2)      (33.9)

Other                             1.3          .7           1.5         1.7

Income Before Taxes              54.5       112.1         125.9       201.8

Taxes on income                  19.1        39.2          44.1        70.6

Net Income                    $  35.4     $  72.9     $    81.8   $   131.2



See notes to consolidated financial statements.

Summarized Balance Sheets
Parent Company (Temple-Inland Inc.)
Unaudited




                                                 June 29,      December 30,
                                                   1996           1995
                                                       (in millions)
ASSETS

Current Assets
Cash                                            $    15         $    15
Receivables, less allowances of
  $8 million in 1996 and $8
  million in 1995                                   315             285
Inventories:
  Work in process and finished goods                108              99
  Raw materials                                     220             239
                                                    328             338
Prepaid expenses                                     14              15
  Total current assets                              672             653

Investment in Financial Services                    615             605

Property and Equipment
Buildings                                           490             469
Machinery and equipment                           3,510           3,323
Less allowances for depreciation and
  amortization                                   (1,796)         (1,702)
                                                  2,204           2,090
Construction in progress                            110             225
                                                  2,314           2,315
Timber and timberlands--less depletion              507             445
Land                                                 30              28
  Total property and equipment                    2,851           2,788

Other Assets                                        169             167

Total Assets                                    $ 4,307         $ 4,213


See notes to consolidated financial statements.

Parent Company (Temple-Inland Inc.)
Unaudited




                                                 June 29,     December 30,
                                                   1996          1995
                                                     (in millions)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable                                $   129        $   138
Accrued expenses                                    145            157
Employee compensation and benefits                   20             37
Current portion of long-term debt                     3              5
  Total current liabilities                         297            337

Long-Term Debt                                    1,596          1,489

Deferred Income Taxes                               247            259

Postretirement Benefits                             135            132

Other Liabilities                                    32             21

Shareholders' Equity                              2,000          1,975


Total Liabilities and Shareholders' Equity      $ 4,307        $ 4,213


See notes to consolidated financial statements.

Summarized Statements of Cash Flows
Parent Company (Temple-Inland Inc.)
Unaudited




                                                      First Six Months
                                                      1996        1995
                                                        (in millions)
Cash Provided by (Used for) Operations
Net income                                         $    81.8   $   131.2
Adjustments to reconcile net income to net cash:
  Depreciation and depletion                           120.4       103.5
  Deferred taxes                                       (11.4)       21.1
  Unremitted earnings of affiliates                    (33.0)      (24.6)
  Receivables                                          (31.0)      (94.4)
  Inventories                                           18.1       (55.8)
  Prepaid expenses                                       3.5         2.9
  Accounts payable and accrued expenses                (41.1)      (27.9)
  Other                                                 13.7        (8.3)
                                                       121.0        47.7

Cash Provided by (Used for) Investments
Capital expenditures                                  (166.1)     (187.6)
Investment in joint ventures                           (14.0)          -
Sale of property and equipment                           2.6         6.3
Capital contribution to financial services                 -       (35.0)
Dividends from financial services                       11.2           -
Other                                                   (3.0)       (1.6)
                                                      (169.3)     (217.9)

Cash Provided by (Used for) Financing
Change in debt, net                                     94.3       199.1
Purchase of stock for treasury                         (12.8)        (.2)
Cash dividends paid to shareholders                    (33.3)      (30.3)
Other                                                     .5         1.1
                                                        48.7       169.7

Effect of exchange rate changes on cash and
  cash equivalents                                         -         (.2)

Net increase (decrease) in cash and cash
  equivalents                                             .4         (.7)

Cash and cash equivalents at beginning
  of period                                             14.7        13.0

Cash and cash equivalents at end of period         $    15.1   $    12.3


See notes to consolidated financial statements.

Summarized Statements of Income
Temple-Inland Financial Services
Unaudited


                                   Second Quarter         First Six Months
                                  1996        1995        1996        1995
                                                (in millions)
Interest income
Mortgage-backed and investment
  securities                    $  46.7     $  52.5     $  96.4     $ 103.1
Loans receivable and mortgage
  loans held for sale             105.7        90.7       207.5       171.5
Assisted assets                       -         6.1           -        12.2
Other earning assets                5.2         6.1        10.9        11.6
    Total interest income         157.6       155.4       314.8       298.4

Interest expense
Deposits                           77.3        78.7       155.7       152.6
Borrowed funds                     31.0        31.2        60.5        60.3
    Total interest expense        108.3       109.9       216.2       212.9

Net interest income                49.3        45.5        98.6        85.5

Provision for loan losses           2.9         3.7         9.1         9.0

Net interest income after provision
  for loan losses                  46.4        41.8        89.5        76.5

Noninterest income
Loan servicing fees                13.8        10.6        27.5        20.4
Loan origination and marketing      7.6         1.6        14.2         2.8
Other                              26.5        23.9        47.3        43.8
                                   47.9        36.1        89.0        67.0

Noninterest expense
Compensation and benefits          25.4        23.3        50.6        45.4
Other                              39.2        30.6        73.5        59.9
    Total noninterest expense      64.6        53.9       124.1       105.3

Income before taxes                29.7        24.0        54.4        38.2

Taxes on income                    11.7         7.9        21.4        13.6

Net income                      $  18.0     $  16.1     $  33.0     $  24.6


See notes to consolidated financial statements.

Summarized Balance Sheets
Temple-Inland Financial Services
Unaudited




                                            June 30,           December 31,
                                              1996                1995
                                                    (in millions)
ASSETS

Cash and cash equivalents                  $   362              $   343
Mortgage loans held for sale                   193                  106
Loans receivable                             5,111                4,764
Mortgage-backed and investment
  securities                                 3,192                3,424
Other assets                                   617                  574

TOTAL ASSETS                               $ 9,475              $ 9,211


LIABILITIES

Deposits                                   $ 6,337              $ 6,377
Securities sold under repurchase
  agreements                                 1,994                1,604
Federal Home Loan Bank advances                 55                  155
Other borrowings                               130                  113
Other liabilities                              344                  357

TOTAL LIABILITIES                            8,860                8,606

SHAREHOLDER'S EQUITY                           615                  605

TOTAL LIABILITIES AND SHAREHOLDER S
EQUITY                                     $ 9,475              $ 9,211


See notes to consolidated financial statements.

Summarized Statements of Cash Flows
Temple-Inland Financial Services
Unaudited


                                                        First Six Months
                                                       1996         1995
                                                         (in millions)
Cash Provided by (Used for) Operations
Net income                                           $  33.0      $  24.6
Adjustments to reconcile net income
  to net cash:
    Amortization, accretion and depreciation            17.1         11.9
    Provision for loan losses                            9.1          9.0
    Receivable from FDIC                                 7.4          9.3
    Mortgage loans held for sale                       (36.2)        (4.4)
    Collections and remittances on loans
      serviced for others, net                         (51.7)        23.0
    Other                                              (53.1)       (13.5)
                                                       (74.4)        59.9
Cash Provided by (Used for) Investments
Purchases of mortgage-backed and investment
  securities held-to-maturity                            (.1)           -
Purchases of mortgage-backed and investment
  securities available-for-sale                         (2.2)       (53.7)
Maturities of mortgage-backed and investment
  securities held-to-maturity                          162.0        198.1
Maturities of mortgage-backed and investment
  securities available-for-sale                         47.8         11.0
Proceeds from sales of loans and mortgage-
  backed and investment securities available-
  for-sale                                               4.3        192.6
Loans originated net of principal collected           (359.1)      (889.0)
Reduction in covered assets                                -         88.3
Other                                                  (14.0)       (37.4)
                                                      (161.3)      (490.1)
Cash Provided by (Used for) Financing
Net increase (decrease) in deposits                    (38.9)       (37.6)
Net increase (decrease) in securities sold
  under repurchase agreements and short-term
  borrowings                                           341.9        372.7
Change in debt, net                                    (85.5)        16.6
Capital contribution from parent                           -         35.0
Dividends paid to parent                               (11.2)           -
Other                                                   47.8         72.7
                                                       254.1        459.4

Net increase in cash and cash equivalents               18.4         29.2

Cash and cash equivalents at beginning of period       343.1        301.8

Cash and cash equivalents at end of period           $ 361.5      $ 331.0


See notes to consolidated financial statements.

Consolidated Statements of Income
Temple-Inland Inc. and Subsidiaries
Unaudited


                                 Second Quarter           First Six Months
                                1996        1995         1996        1995
                                 (In millions, except for per share data)

Revenues
Manufacturing net sales       $ 666.6     $ 697.5     $ 1,328.2   $ 1,358.3
Financial services revenues     205.5       191.5         403.8       365.4
                                872.1       889.0       1,732.0     1,723.7

Costs and Expenses

Manufacturing costs and
  expenses                      615.6       592.8       1,204.0     1,162.5
Financial services expenses     175.8       167.5         349.4       327.2
                                791.4       760.3       1,553.4     1,489.7

Operating Income                 80.7       128.7         178.6       234.0

Parent Company Interest - net   (27.5)      (17.3)        (54.2)      (33.9)

Other                             1.3          .7           1.5         1.7

Income Before Taxes              54.5       112.1         125.9       201.8

Taxes on Income                  19.1        39.2          44.1        70.6

Net Income                    $  35.4     $  72.9     $    81.8   $   131.2


Earnings per share              $ .63       $1.30         $1.47       $2.34

Dividends Paid Per Share of
  Common Stock                  $ .30       $ .27         $ .60       $ .54

Weighted Average Shares
  Outstanding                    55.6        56.1          55.6        56.1


See notes to consolidated financial statements.

Consolidated Balance Sheets
Temple-Inland Inc. and Subsidiaries
June 29, 1996
Unaudited

                                     Parent     Financial
                                    Company      Services    Consolidated
                                              (in millions)
ASSETS

Cash and cash equivalents          $    15      $   362       $   377
Mortgage loans held for sale             -          193           193
Loans receivable                         -        5,111         5,111
Mortgage-backed and investment
  securities                             -        3,192         3,192
Trade and other receivables            315            -           313
Inventories                            328            -           328
Property & equipment                 2,851           77         2,928
Other assets                           183          540           679
Investment in affiliates               615            -             -

TOTAL ASSETS                       $ 4,307      $ 9,475       $13,121

LIABILITIES

Deposits                           $     -      $ 6,337       $ 6,337
Securities sold under repurchase
  agreements and Federal Home
  Loan Bank advances                     -        2,049         2,049
Other liabilities                      329          344           657
Long-term debt                       1,596          130         1,726
Deferred income taxes                  247            -           217
Postretirement benefits                135            -           135

TOTAL LIABILITIES                  $ 2,307      $ 8,860        11,121

SHAREHOLDERS' EQUITY

Preferred stock - par value $1 per share:
  authorized 25,000,000 shares; none issued                         -
Common stock - par value $1 per share:
  authorized 200,000,000 shares; issued
  61,389,552 shares including shares held
  in the treasury                                                  61
Additional paid-in capital                                        304
Translation and other adjustments                                 (26)
Retained earnings                                               1,822
                                                                2,161
Cost of shares held in the treasury:
  5,940,938 shares                                               (161)

TOTAL SHAREHOLDERS' EQUITY                                      2,000

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $13,121

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

Consolidated Statements of Cash Flows
Temple-Inland Inc. and Subsidiaries
Unaudited
                                                       First Six Months
                                                      1996        1995
                                                        (in millions)
Cash Provided by (Used for) Operations
Net income                                         $    81.8   $   131.2
Adjustments to reconcile net income to
  net cash:
    Depreciation and depletion                         124.9       107.4
    Amortization and accretion                          12.5         8.0
    Deferred taxes                                       6.2        32.1
    Receivable from FDIC                                 7.4         9.3
    Trade and other receivables                        (31.0)      (94.4)
    Accounts payable and accrued expenses              (40.9)      (32.0)
    Inventories                                         18.1       (55.8)
    Mortgage loans held for sale                       (36.2)       (4.4)
    Increase (decrease) in collections and
      remittances on loans serviced for
      others, net                                      (51.7)       23.0
    Other                                              (44.6)      (16.8)
                                                        46.5       107.6
Cash Provided by (Used for) Investments
Capital expenditures                                  (172.7)     (205.4)
Purchases of mortgage-backed and investment
  securities held-to-maturity                            (.1)          -
Purchases of mortgage-backed and investment
  securities available-for-sale                         (2.2)      (53.7)
Maturities of mortgage-backed and investment
  securities held-to-maturity                          162.0       198.1
Maturities of mortgage-backed and investment
  securities available-for-sale                         47.8        11.0
Proceeds from sales of mortgage-backed and
  investment securities available-for-sale               4.3       192.6
Loans originated net of principal collected           (359.1)     (889.0)
Reduction in covered assets                                -        88.3
Other                                                  (21.7)      (14.9)
                                                      (341.7)     (673.0)
Cash Provided by (Used for) Financing
Additions to debt                                      230.2       252.6
Payments of debt                                      (221.4)      (36.9)
Net increase (decrease) in short-term
  borrowings and repurchase agreements                 341.9       372.7
Cash dividends paid to shareholders                    (33.3)      (30.3)
Net increase (decrease) in deposits                    (38.9)      (37.6)
Other                                                   35.5        73.6
                                                       314.0       594.1
Effect of exchange rate changes on cash and
  cash equivalents                                         -         (.2)

Net increase (decrease) in cash and
  cash equivalents                                      18.8        28.5

Cash and cash equivalents at beginning of period       357.8       314.8

Cash and cash equivalents at end of period         $   376.6   $   343.3

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

               MANAGEMENT'S DISCUSSION AND ANALYSIS




Results of Operations

Results of operations, including information regarding the Company's principal business segments, are shown below:



                                     Second Quarter        First Six Months
                                    1996       1995        1996        1995
                                                (in millions)
Revenues
Corrugated container              $ 429.5    $ 476.4    $   876.9   $   909.8
Bleached paperboard                 102.9       92.3        198.0       187.0
Building products                   134.2      128.8        253.3       261.5
  Manufacturing net sales           666.6      697.5      1,328.2     1,358.3
Financial services                  205.5      191.5        403.8       365.4
  Total revenues                  $ 872.1    $ 889.0    $ 1,732.0   $ 1,723.7



Income
Corrugated container              $  42.7    $  87.1    $   115.6   $   151.9
Bleached paperboard                 (11.1)       8.1        (21.4)       15.6
Building products                    24.2       15.3         39.8        39.0
  Operating profit                   55.8      110.5        134.0       206.5
Financial services                   29.7       24.0         54.4        38.2
                                     85.5      134.5        188.4       244.7
Corporate expenses                   (4.8)      (5.8)        (9.8)      (10.7)
Parent company interest - net       (27.5)     (17.3)       (54.2)      (33.9)
Other - net                           1.3         .7          1.5         1.7
  Income before taxes                54.5      112.1        125.9       201.8
Taxes on income                      19.1       39.2         44.1        70.6
    Net income                    $  35.4    $  72.9    $    81.8   $   131.2

Second Quarter 1996 vs. Second Quarter 1995

Second quarter earnings for 1996 totaled $35.4 million, or $.63 per share, a decrease of 51 percent from 1995 second quarter earnings of $72.9 million, or $1.30 per share. Revenues for the period were $872.1 million, down two percent from the $889.0 million reported in the same quarter of 1995.

The Corrugated Container Group earned $42.7 million in the quarter, down from $87.1 million from the second quarter of 1995.
This decline in earnings was attributable primarily to deteriorating prices for containerboard and corrugated containers. Those prices began to fall late last year and continued to decline throughout the second quarter of this year.
As in the last two quarters of 1995, the Company curtailed production during the quarter to control inventory levels.

The Bleached Paperboard Group lost $11.1 million in the quarter. Although sales were 11 percent above 1995 second quarter levels, product prices declined and the Company still limited production to control inventory levels. During the quarter, the Company continued its activities to consolidate management of its paper operations in order to better serve its customers in both the bleached and unbleached segments of the business. Results for the Bleached Paperboard Group include a $5.0 million charge associated with these consolidation and restructuring efforts. Excluding this charge, the Bleached Paperboard Group lost $6.1 million in the quarter compared with operating earnings of $8.1 million in the second quarter of 1995.

The Building Products Group earned $24.2 million in the quarter, up from the $15.3 million earned in the second quarter last year. This increase resulted from improved price levels in lumber and fiber products along with substantial reductions in net wood costs for the solid wood group.

The Financial Services Group earned $29.7 million, up $5.7 million from the second quarter last year. Increase in net interest income because of a larger loan portfolio and continuation of productivity programs contributed to the earnings improvement.

Net interest expense increased to $27.5 million in the second quarter of 1996 compared with $17.3 million in the second quarter of last year. The increase in net interest expense is primarily due to a decrease in capitalized interest from $10.4 million in the second quarter of 1995 to $1.0 million in the second quarter of 1996 due to the completion of the Bleached Paperboard Group s modernization and expansion projects. Gross interest increased slightly from $27.7 million in the second quarter of 1995 to $28.5 million in the second quarter of 1996, due to higher levels of debt outstanding.

First Half of 1996 vs. First Half of 1995

Earnings for the first six months of 1996 were $81.8 million, or $1.47 per share compared with $131.2 million, or $2.34 per share for the first half of last year. Revenues of $1,732.0 million were up from the 1995 first half of $1,723.7 million.

The Corrugated Container Group's earnings of $115.6 million were down 24 percent from last year. As the U.S. economy slowed in the second half of 1995, demand for containerboard and corrugated containers softened. This trend continued in the second quarter leading to a significant decline in prices for containerboard and corrugated containers. Corrugated container shipments improved from first quarter levels, building momentum throughout the second quarter. The activity level in June was the best of any month since January 1995.

The Bleached Paperboard Group lost $21.4 million compared with earnings of $15.6 million in the first six months of 1995. Excluding the $5.0 million charge for consolidation and restructuring, the Bleached Paperboard Group lost $16.4 million year-to-date. Demand for the bleached paperboard products strengthened during the quarter and production levels improved. Although sales were six percent above last year s level, product prices declined and the Company still limited production to control inventory levels. The current backlog of orders has improved from first quarter levels.

The Building Products Group earned $39.8 million in the first half of 1996 compared with $39.0 million last year. Demand for fiberboard and gypsum strengthened during the quarter which had a positive impact on earnings. In May, this group began its major renovation of the Monroeville, Alabama, particleboard mill. This mill is expected to resume production in August. Similar renovations to the Diboll, Texas, particleboard mill are scheduled to start in the fourth quarter.

Earnings for the Financial Services Group were $54.4 million for the period, an increase of $16.2 million from last year's comparable period. Increase in net interest income, noninterest income and decrease in noninterest expense were the major factors of this positive contribution. The loan portfolio is at a record level which is 61 percent of total earning assets.

Financial Condition

The Company s financial condition continues to be strong. Internally generated funds, existing credit facilities and the capacity to issue long-term debt are sufficient to fund projected capital expenditures, to service existing debt, to pay dividends and to meet normal working capital requirements. During the first half of 1996, the Parent Company s debt increased $94.3 million, mainly through issuance of commercial paper and bank
debt primarily to cover capital expenditures.   Debt maturities
of $98.4 million during the first half of 1996 were refinanced through commercial paper and bank borrowings.

Guaranty Federal Bank continues to meet all three regulatory requirement formulae set out under the Financial Institution
Reform, Recovery and Enforcement Act of 1989 ( FIRREA ).

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

Item 5.      Other Information.
             Not Applicable.

Item 6.      Exhibits and Reports on Form 8-K.
             (a) Exhibits.



   Regulation S-K
   Exhibit Number

      (11)   Statement re computation of per share earnings

      (27)   Financial Data Schedule

             (b) Reports on Form 8-K. During the six months ended June 29, 1996, the Company did not file any reports on Form 8-K.

                            SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            TEMPLE-INLAND INC.
                               (Registrant)






Date:  August 9, 1996       By    /s/ David H. Dolben
                              David H. Dolben
                              Vice President and
                              Chief Accounting Officer

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