Form 10-Q
period 1996-09-28
TEMPLE INLAND INC
filed 1996-11-12
CIK 731939

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q
(Mark One)

[ X ]  Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934 for the Quarterly Period
       Ended September 28, 1996

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

                                   Number of common shares outstanding
             Class                        as of September 28, 1996

      Common Stock (par
      value $1.00 per share)                    55,418,415


The Exhibit Index appears on page 20 of this report.

                        PART I.  FINANCIAL INFORMATION
                             FINANCIAL STATEMENTS



Summarized Statements of Income
Parent Company (Temple-Inland Inc.)
Unaudited


                                   Third Quarter         First Nine Months
                                  1996      1995         1996        1995
                                              (in millions)

Revenues
Net sales                       $ 646.7   $ 673.7     $ 1,974.9   $ 2,032.0
Financial services earnings       (17.6)     24.9          36.8        63.1
                                  629.1     698.6       2,011.7     2,095.1

Costs and Expenses
Cost of sales                     550.9     486.2       1,620.3     1,526.5
Selling and administrative         50.6      66.1         185.2       188.3
                                  601.5     552.3       1,805.5     1,714.8

Operating Income                   27.6     146.3         206.2       380.3

Interest - net                    (27.4)    (16.7)        (81.6)      (50.6)

Other                               1.6        .8           3.1         2.5

Income Before Taxes                 1.8     130.4         127.7       332.2

Settlement of FDIC tax-
  sharing                         (31.5)        -         (31.5)          -

Taxes on income                      .6      45.6          44.7       116.2

Net Income                      $  32.7   $  84.8     $   114.5   $   216.0



See notes to consolidated financial statements.

Summarized Balance Sheets
Parent Company (Temple-Inland Inc.)
Unaudited



                                             September 28,    December 30,
                                                 1996             1995
                                                    (in millions)
ASSETS

Current Assets
Cash                                          $    15          $    15
Receivables, less allowances of
  $10 million in 1996 and $8
  million in 1995                                 315              285
Inventories:
  Work in process and finished goods              108               99
  Raw materials                                   215              239
                                                  323              338
Prepaid expenses                                   17               15
  Total current assets                            670              653

Investment in Financial Services                  563              605

Property and Equipment
Buildings                                         505              469
Machinery and equipment                         3,517            3,323
Less allowances for depreciation and
  amortization                                 (1,828)          (1,702)
                                                2,194            2,090
Construction in progress                          109              225
                                                2,303            2,315
Timber and timberlands--less depletion            505              445
Land                                               31               28
  Total property and equipment                  2,839            2,788

Other Assets                                      174              167

Total Assets                                  $ 4,246          $ 4,213


See notes to consolidated financial statements.

Parent Company (Temple-Inland Inc.)
Unaudited



                                             September 28,    December 30,
                                                 1996             1995
                                                     (in millions)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable                              $   131          $   138
Accrued expenses                                  162              157
Employee compensation and benefits                 23               37
Current portion of long-term debt                   3                5
  Total current liabilities                       319              337

Long-Term Debt                                  1,529            1,489

Deferred Income Taxes                             218              259

Postretirement Benefits                           136              132

Other Liabilities                                  31               21

Shareholders' Equity                            2,013            1,975


Total Liabilities and Shareholders' Equity    $ 4,246          $ 4,213


See notes to consolidated financial statements.

Summarized Statements of Cash Flows
Parent Company (Temple-Inland Inc.)
Unaudited

                                                      First Nine Months
                                                      1996        1995
                                                        (in millions)

Cash Provided by Operations
Net income                                         $   114.5   $   216.0
Adjustments to reconcile net income to net cash:
  Depreciation and depletion                           183.0       152.9
  Deferred taxes                                       (40.4)       28.3
  Unremitted earnings of affiliates                    (20.1)      (39.9)
  Receivables                                          (30.8)      (74.4)
  Inventories                                           22.2       (79.6)
  Accounts payable and accrued expenses                (19.1)      (31.5)
  Other                                                 17.7       (21.4)
                                                       227.0       150.4

Cash (Used for) Investments
Capital expenditures                                  (218.5)     (286.3)
Investment in joint ventures                           (21.1)          -
Sale of property and equipment                           4.0         7.5
Capital contribution to financial services                 -       (35.0)
Dividends from financial services                       50.0           -
Other                                                   (3.0)       (1.6)
                                                      (188.6)     (315.4)

Cash Provided by (Used for) Financing
Change in debt, net                                     27.4       213.4
Purchase of stock for treasury                         (16.3)       (4.4)
Cash dividends paid to shareholders                    (51.0)      (47.1)
Other                                                    1.8         3.4
                                                       (38.1)      165.3

Effect of exchange rate changes on cash and
  cash equivalents                                         -         (.3)

Net increase in cash and cash
  equivalents                                             .3           -

Cash and cash equivalents at beginning
  of period                                             14.7        13.0

Cash and cash equivalents at end of period         $    15.0   $    13.0


See notes to consolidated financial statements.

Summarized Statements of Income
Temple-Inland Financial Services
Unaudited


                                    Third Quarter         First Nine Months
                                  1996        1995        1996     1995
                                               (in millions)
Interest income
Mortgage-backed and investment
  securities                    $  44.4     $  52.9     $ 140.8  $ 156.0
Loans receivable and mortgage
  loans held for sale             108.3        98.1       315.8    269.6
Assisted assets                       -         4.2           -     16.4
Other earning assets                5.2         6.2        16.1     17.8
    Total interest income         157.9       161.4       472.7    459.8

Interest expense
Deposits                           76.5        80.3       232.2    232.9
Borrowed funds                     32.8        31.3        93.3     91.6
    Total interest expense        109.3       111.6       325.5    324.5

Net interest income                48.6        49.8       147.2    135.3

Provision for loan losses           3.4         1.9        12.5     10.9

Net interest income after
   provision for loan losses       45.2        47.9       134.7    124.4

Noninterest income
Loan servicing fees                14.3        11.3        41.8     31.7
Loan origination and marketing      7.8          .6        22.0      3.4
Other                              24.4        22.7        71.7     66.5
                                   46.5        34.6       135.5    101.6

Noninterest expense
Compensation and benefits          26.3        23.3        76.9     68.7
Other                              83.0        34.3       156.5     94.2
    Total noninterest expense     109.3        57.6       233.4    162.9

Income before taxes               (17.6)       24.9        36.8     63.1

Taxes on income                    (4.7)        9.6        16.7     23.2

Net income                      $ (12.9)    $  15.3     $  20.1  $  39.9


See notes to consolidated financial statements.

Summarized Balance Sheets
Temple-Inland Financial Services
Unaudited



                                          September 30,        December 31,
                                              1996                 1995
                                                    (in millions)
ASSETS

Cash and cash equivalents                  $   421              $   343
Mortgage loans held for sale                   153                  106
Loans receivable                             5,237                4,764
Mortgage-backed and investment
  securities                                 3,087                3,424
Other assets                                   664                  574

TOTAL ASSETS                               $ 9,562              $ 9,211


LIABILITIES

Deposits                                   $ 6,218              $ 6,377
Securities sold under repurchase
  agreements                                 2,119                1,604
Federal Home Loan Bank advances                 55                  155
Other borrowings                               136                  113
Other liabilities                              471                  357

TOTAL LIABILITIES                            8,999                8,606

SHAREHOLDER'S EQUITY                           563                  605

TOTAL LIABILITIES AND SHAREHOLDER S
EQUITY                                     $ 9,562              $ 9,211


See notes to consolidated financial statements.

Summarized Statements of Cash Flows
Temple-Inland Financial Services
Unaudited


                                                     First Nine Months
                                                     1996        1995
                                                      (in millions)

Cash Provided by Operations
Net income                                        $    20.1   $    39.9
Adjustments to reconcile net income
     to net cash:
        Amortization, accretion and depreciation       24.3        22.2
        Provision for loan losses                      12.5        10.9
        Receivable from FDIC                            7.4       (20.3)
        Mortgage loans held for sale                    3.8        24.6
        Collections and remittances on loans
          serviced for others, net                     (5.7)       55.8
        Other                                         (35.0)      (28.8)
                                                       27.4       104.3
Cash (Used for) Investments
Purchases of mortgage-backed and investment
  securities held-to-maturity                           (.1)          -
Purchases of mortgage-backed and investment
  securities available-for-sale                        (2.7)      (53.7)
Maturities of mortgage-backed and investment
     securities held-to-maturity                      245.3       299.9
Maturities of mortgage-backed and investment
     securities available-for-sale                     69.9        11.0
Proceeds from sales of loans and mortgage-
     backed and investment securities available-
     for-sale                                           4.3       192.6
Loans originated net of principal collected          (492.3)     (898.6)
Reduction in covered assets                               -       117.9
Other                                                 (23.2)      (42.4)
                                                     (198.8)     (373.3)
Cash Provided by Financing
Net (decrease) in deposits                           (157.2)     (117.2)
Net increase in securities sold under
     repurchase agreements and short-term
     borrowings                                       466.9       361.6
Change in debt, net                                   (80.9)       24.2
Capital contribution from parent                          -        35.0
Dividends paid to parent                              (50.0)          -
Net increase in advances from borrowers for
     taxes and insurance                               71.0        77.4
                                                      249.8       381.0

Net increase in cash and cash equivalents              78.4       112.0

Cash and cash equivalents at beginning of period      343.1       301.8

Cash and cash equivalents at end of period        $   421.5   $   413.8


See notes to consolidated financial statements.

Consolidated Statements of Income
Temple-Inland Inc. and Subsidiaries
Unaudited



                                     Third Quarter          First Nine Months

                                    1996      1995         1996       1995
                                   (In millions, except for per share data)

Revenues
Manufacturing net sales           $ 646.7   $ 673.7     $ 1,974.9  $ 2,032.0
Financial services revenues         204.4     196.0         608.2      561.4
                                    851.1     869.7       2,583.1    2,593.4

Costs and Expenses
Manufacturing costs and expenses    601.5     552.3       1,805.5    1,714.8
Financial services expenses         222.0     171.1         571.4      498.3
                                    823.5     723.4       2,376.9    2,213.1

Operating Income                     27.6     146.3         206.2      380.3

Parent Company Interest - net       (27.4)    (16.7)        (81.6)     (50.6)

Other                                 1.6        .8           3.1        2.5

Income Before Taxes                   1.8     130.4         127.7      332.2

Settlement of FDIC tax-sharing      (31.5)        -         (31.5)         -

Taxes on Income                        .6      45.6          44.7      116.2

Net Income                        $  32.7   $  84.8     $   114.5  $   216.0


Earnings per share                  $ .59     $1.51         $2.06      $3.85

Dividends Paid Per Share of
  Common Stock                      $ .32     $ .30         $ .92      $ .84

Weighted Average Shares
  Outstanding                        55.5      56.3          55.6       56.2


See notes to consolidated financial statements.

Consolidated Balance Sheets
Temple-Inland Inc. and Subsidiaries
September 28, 1996
Unaudited

                                     Parent     Financial
                                    Company      Services    Consolidated
                                               (in millions)
ASSETS

Cash and cash equivalents          $    15      $   421       $   436
Mortgage loans held for sale             -          153           153
Loans receivable                         -        5,237         5,237
Mortgage-backed and investment
  securities                             -        3,087         3,087
Trade and other receivables            315            -           312
Inventories                            323            -           323
Property & equipment                 2,839           78         2,917
Other assets                           191          586           730
Investment in affiliates               563            -             -

TOTAL ASSETS                       $ 4,246      $ 9,562       $13,195

LIABILITIES

Deposits                           $     -      $ 6,218       $ 6,218
Securities sold under repurchase
  agreements and Federal Home
  Loan Bank advances                     -        2,174         2,174
Other liabilities                      350          471           808
Long-term debt                       1,529          136         1,665
Deferred income taxes                  218            -           181
Postretirement benefits                136            -           136

TOTAL LIABILITIES                  $ 2,233      $ 8,999        11,182

SHAREHOLDERS' EQUITY

Preferred stock - par value $1 per share:
  authorized 25,000,000 shares; none issued                         -
Common stock - par value $1 per share:
  authorized 200,000,000 shares; issued
  61,389,552 shares including shares held
  in the treasury                                                  61
Additional paid-in capital                                        304
Translation and other adjustments                                 (26)
Retained earnings                                               1,837
                                                                2,176
Cost of shares held in the treasury:
  5,971,137 shares                                               (163)

TOTAL SHAREHOLDERS' EQUITY                                      2,013

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $13,195

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

Consolidated Statements of Cash Flows
Temple-Inland Inc. and Subsidiaries
Unaudited

                                                          First Nine Months
                                                         1996        1995
                                                            (in millions)
Cash Provided by Operations
Net income                                            $  114.5    $  216.0
Adjustments to reconcile net income to
  net cash:
    Depreciation and depletion                           189.8       158.8
    Amortization and accretion                            17.5        16.3
    Deferred taxes                                       (29.1)       47.5
    Receivable from FDIC                                   7.4       (20.3)
    Trade and other receivables                          (30.8)      (74.4)
    Accounts payable and accrued expenses                (22.6)      (31.1)
    Inventories                                           22.2       (79.6)
    Mortgage loans held for sale                           3.8        24.6
    Increase (decrease) in collections and
      remittances on loans serviced for
      others, net                                         (5.7)       55.8
    Other                                                (12.6)      (58.9)
                                                         254.4       254.7
Cash (Used for) Investments
Capital expenditures                                    (228.5)     (310.6)
Purchases of mortgage-backed and investment
  securities held-to-maturity                              (.1)          -
Purchases of mortgage-backed and investment
  securities available-for-sale                           (2.7)      (53.7)
Maturities of mortgage-backed and investment
  securities held-to-maturity                            245.3       299.9
Maturities of mortgage-backed and investment
  securities available-for-sale                           69.9        11.0
Proceeds from sales of mortgage-backed and
  investment securities available-for-sale                 4.3       192.6
Loans originated net of principal collected             (492.3)     (898.6)
Reduction in covered assets                                  -       117.9
Other                                                    (33.3)      (12.2)
                                                        (437.4)     (653.7)
Cash Provided by Financing
Additions to debt                                        259.4       376.1
Payments of debt                                        (312.9)     (138.5)
Net increase in short-term borrowings
  and repurchase agreements                              466.9       361.6
Cash dividends paid to shareholders                      (51.0)      (47.1)
Net (decrease) in deposits                              (157.2)     (117.2)
Net increase in advances from borrowers
  for taxes and insurance                                 71.0        77.4
Other                                                    (14.5)       (1.0)
                                                         261.7       511.3
Effect of exchange rate changes on cash and
  cash equivalents                                           -         (.3)
Net increase in cash and cash equivalents                 78.7       112.0
Cash and cash equivalents at beginning of period         357.8       314.8

Cash and cash equivalents at end of period            $  436.5    $  426.8

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

The Parent Company (Temple-Inland Inc.) summarized financial statements include the accounts of Temple-Inland Inc. and its manufacturing subsidiaries. The financial services subsidiaries and the 20 percent to 50 percent owned companies are reflected in the financial statements on the equity basis.

The Temple-Inland Financial Services group summarized financial statements include savings bank, mortgage banking, real estate development activities and insurance operations.


NOTE B - CONTINGENCIES

There are pending against the Company and its subsidiaries lawsuits and claims arising in the regular course of business. In the opinion of management, recoveries, if any, by plaintiffs or claimants that may result from the foregoing litigation and claims will not be material in relation to the consolidated financial statements of the Company and its subsidiaries.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS



Results of Operations

Results of operations, including information regarding the Company's principal business segments, are shown below:


                                     Third Quarter        First Nine Months
                                    1996       1995        1996        1995
                                                (in millions)
Revenues
Corrugated container              $ 401.7    $ 464.9    $ 1,278.6   $ 1,374.7
Bleached paperboard                 107.6       83.7        305.6       270.7
Building products                   137.4      125.1        390.7       386.6
  Manufacturing net sales           646.7      673.7      1,974.9     2,032.0
Financial services                  204.4      196.0        608.2       561.4
  Total revenues                  $ 851.1    $ 869.7    $ 2,583.1   $ 2,593.4



Income
Corrugated container              $  14.1    $ 103.7    $   129.7   $   255.6
Bleached paperboard                   5.6        9.9        (15.8)       25.5
Building products                    28.1       13.1         67.9        52.1
  Operating profit                   47.8      126.7        181.8       333.2
Financial services                  (17.6)      24.9         36.8        63.1
                                     30.2      151.6        218.6       396.3
Corporate expenses                   (2.6)      (5.3)       (12.4)      (16.0)
Parent company interest - net       (27.4)     (16.7)       (81.6)      (50.6)
Other - net                           1.6         .8          3.1         2.5
  Income before taxes                 1.8      130.4        127.7       332.2
Settlement of FDIC tax-sharing      (31.5)         -        (31.5)          -
Taxes on income                        .6       45.6         44.7       116.2
  Net income                      $  32.7    $  84.8    $   114.5   $   216.0

Third Quarter 1996 vs. Third Quarter 1995

Third quarter consolidated earnings were $32.7 million, or $.59 per share. These results included a one-time $44 million pre-tax assessment against Guaranty Federal Bank, F.S.B. ( Guaranty ), levied in connection with the recapitalization of the Savings Association Insurance Fund ( SAIF ) and a credit to the Company s tax provision of $31.5 million. Excluding these nonrecurring items, the Company recorded earnings for the quarter of $29.8 million, or $.54 per share, compared with $84.8 million, or $1.51 per share, in the third quarter of 1995. Consolidated revenues for the quarter were $851.1 million, a decrease of four percent from last year s third quarter revenues of $869.7 million.

The corrugated container group earned $14.1 million in the quarter, 86 percent below last year s third quarter earnings of $103.7 million. This decrease in earnings was primarily attributable to a significant decline in prices early in the quarter, which stabilized somewhat by the end of the quarter as demand for corrugated containers recovered.

The bleached paperboard group earned $5.6 million in the quarter compared with earnings of $9.9 million in the third quarter of 1995. Although a decline from last year s third quarter earnings, the bleached paperboard group did return to profitability in the quarter after a second quarter loss of $11.1 million. Sales volume continued to improve each quarter which allowed production at the modernized mill at Evadale, Texas to continue to improve, reaching a new record level.

The building products group earned $28.1 million in the quarter, up from $13.1 million earned in the third quarter last year. Net revenues increased ten percent, or $12.3 million, as a result of improved price levels for lumber, fiber products and gypsum wallboard. Gypsum wallboard and fiberboard both achieved new records of profitability in the period. While demand for particleboard remained good, this group s results were dampened by the costs associated with the major renovation of the Monroeville, Alabama particleboard plant and the continuation of start-up operations at the new particleboard plant in Hope, Arkansas.

The financial services group recorded a $17.6 million loss in the quarter as a result of a $44 million assessment in connection with the recapitalization of the SAIF. During the quarter, Congress approved legislation to recapitalize the SAIF by imposing a one-time assessment of 65.7 basis points on the deposits of all SAIF insured institutions. Current SAIF insurance premiums of 23 basis points of deposits will decline to 6.4 basis points on January 1, 1997, resulting in an annual savings to Guaranty of approximately $11 million based on current deposit levels. Excluding this charge, the financial services group recorded operating earnings of $26.4 million for the quarter, up from $24.9 million earned in the third quarter last year.

Net interest expense increased to $27.4 million in the third quarter of 1996 compared with $16.7 million in the third quarter of last year. The increase in net interest expense is due primarily to a decrease in capitalized interest from $11.6 million in the third quarter of 1995 to $.5 million in the third quarter of 1996 as a result of the completion of the modernization and expansion project at the Evadale, Texas mill.

The other nonrecurring item recorded by the Company during the quarter was a one-time credit to its tax provision of $31.5 million. In connection with the acquisition of Guaranty in 1988, the Company entered into an assistance agreement (the Assistance Agreement ) with the Federal Savings and Loan Insurance Corporation. Pursuant to the Assistance Agreement, the Company received various tax benefits to be shared with the Federal Deposit Insurance Corporation ( FDIC ) when the cash benefits were realized by the Company. During the term of the Assistance Agreement, the Company recorded these tax-sharing liabilities on an undiscounted basis. The Company and the FDIC terminated the Assistance Agreement. As a part of this termination, the Company and the FDIC agreed to a one-time payment that was based on the present value of future liabilities. The Company recognized a credit to its tax provision of $31.5 million as a result of the completion of this transaction.

First Nine Months of 1996 vs. First Nine Months of 1995

For the nine-month period, net income was $114.5 million, or $2.06 per share. Excluding net nonrecurring items, net income was $111.6 million, or $2.01 per share, versus net income of $216.0 million, or $3.85 per share, for last year s first three quarters.

The corrugated container group earned $129.7 million, down 49 percent from the $255.6 million earned in the first nine months of 1995. This decline in earnings was attributable primarily to deteriorating prices for containerboard and corrugated containers. Those prices began to fall late last year and continued to decline throughout 1996 with prices stabilizing somewhat by the end of the third quarter.

The bleached paperboard group lost $15.8 million for the first nine months of 1996. During the first half of 1996, the Company continued its activities to consolidate management of its paper operations in order to better serve its customers in both the bleached and unbleached segments of the business. Results for the bleached paperboard group include a $5 million charge associated with these consolidation and restructuring efforts. Excluding this charge, the group has lost $10.8 million year-to-date compared with earnings of $25.5 million in the first nine months of 1995. Although sales for the first nine months of 1996 were 13 percent above 1995 levels, product prices declined and the Company limited production in the first half of 1996 due to high inventory levels. The group returned to profitability in the third quarter.

The building products group earned $67.9 million, up from $52.1 million for the first nine months of 1995. The improved results reflect the improved price levels for lumber, fiber products and gypsum wallboard, along with substantial reductions in net wood costs for the solid wood group. Demand for fiber products and gypsum wallboard strengthened throughout the first nine months of 1996 and had a positive impact on earnings. Although demand for particleboard remained good, the group s results were dampened due to the renovation of the Monroeville, Alabama particleboard plant and the start-up operations at the new particleboard plant in Hope, Arkansas.

The financial services group earned $36.8 million for the first nine months of 1996. Excluding the one-time SAIF assessment charge, the group recorded operating earnings of $80.8 million versus $63.1 million for last year's comparable period. Earnings improved for mortgage banking, real estate and insurance; however, the savings bank provided the largest portion of the earnings increase. Increase in loan portfolio activity and continuous improvement in operating efficiencies are the major factors for this positive contribution.

Net interest expenses increased to $81.6 million for the first nine months of 1996 compared with $50.6 million in the first nine months of 1995. The increase in net interest expense is due primarily to a decrease in capitalized interest from $31.7 in the first three quarters of 1995 to $2.9 million for the first three quarters of 1996. The decrease in capitalized interest is primarily attributable to the completion of the modernization and expansion project at the Evadale, Texas mill.

The tax provision for the first nine months of 1996 includes a one-time credit of $31.5 million that was recorded as a result of the termination of the Assistance Agreement between the Company and the FDIC. As a part of this termination, the Company and the FDIC agreed to a one-time payment that was based on the present value of future liabilities. The recognition of this credit to its tax provision is a result of the completion of this transaction.


Liquidity and Capital Resources

The Company s financial condition continues to be strong. Internally generated funds, existing credit facilities and the capacity to issue long-term debt are sufficient to fund projected capital expenditures, to service existing debt, to pay dividends and to meet normal working capital requirements. As part of the Company s share repurchase plan, approximately 358,623 shares were repurchased in 1996 at a cost of $16.3 million.

Guaranty continues to meet all three regulatory requirement formulae set out under the Financial Institution Reform, Recovery and Enforcement Act of 1989 ( FIRREA ).

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

Item 5.        Other Information
               Not Applicable

Item 6.        Exhibits and Reports on Form 8-K
               (a) Exhibits

   Regulation S-K
   Exhibit Number


      (11)     Statement re computation of per share earnings.

      (27)     Financial Data Schedule

               (b) Reports on Form 8-K. During the nine months ended September 28, 1996, the Company did not file any reports on Form 8-K.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  TEMPLE-INLAND INC.
                                     (Registrant)






Date:  November 11, 1996          By /s/ David H. Dolben
                                    David H. Dolben
                                    Vice President and
                                    Chief Accounting Officer

                                 EXHIBIT INDEX




The following is an index of the exhibits filed herewith. The page reference set forth opposite the description of exhibits included in such index refer to the pages under the sequential numbering system prescribed by Rule 0-3(b) under the Securities Exchange Act of 1934.


Regulation S-K
   Exhibit                                           Sequential
    Number                                           Page Number

    (11)          Statement re computation of per
                  share earnings                            21

    (27)          Financial Data Schedule                   22