Form 10-K
period 1996-12-28
TEMPLE INLAND INC
filed 1997-03-17
CIK 731939

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------
                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  FOR THE FISCAL YEAR ENDED DECEMBER 28, 1996
                                       OR
[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
               FOR THE TRANSITION PERIOD FROM          TO
                                              ---------   ---------

                         COMMISSION FILE NUMBER 1-8634

                               TEMPLE-INLAND INC.
             (Exact name of registrant as specified in its charter)


                   DELAWARE                                      75-1903917
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

          Securities registered pursuant to Section 12(b) of the Act:

                                                                 NAME OF EACH EXCHANGE
                    TITLE OF EACH CLASS                           ON WHICH REGISTERED
                    -------------------                          ---------------------
Common Stock, $1.00 Par Value per Share, non-cumulative         New York Stock Exchange
                                                                Pacific Stock Exchange
Preferred Share Purchase Rights                                 New York Stock Exchange
                                                                Pacific Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act:  NONE
                             ---------------------
     INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES [X]     NO [ ]

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ]

     The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing sales price of the Common Stock on the New York Stock Exchange on March 7, 1997, was $2,645,982,943. For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant (as indicated in Item 12) are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

     As of March 7, 1997, 55,437,073 shares of Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents are incorporated by reference into the indicated part or parts of this report:

          (a) Pages 25-34, 47, 49, and 50-61 of the Annual Report to Shareholders for the fiscal year ended December 28, 1996 -- Parts I and II.

          (b) The Company's definitive proxy statement, dated March 17, 1997, in connection with the Annual Meeting of Shareholders to be held May 2,
     1997 -- Part III.
================================================================================

                                     PART I

ITEM 1. BUSINESS

  Introduction:

     Temple-Inland Inc. (the "Company") is a holding company that conducts all of its operations through its subsidiaries. The Company holds interests in corrugated container, bleached paperboard, building products, timber and timberlands, and financial services. The Company's Paper Group consists of the corrugated container and bleached paperboard operations. The corrugated container operation is vertically integrated and consists of four linerboard mills, three corrugating medium mills, 43 box plants, and six specialty converting plants. The bleached paperboard operation consists of one large mill located in Evadale, Texas.

     The Company's Building Products Group manufactures a wide range of building products including lumber, plywood, particleboard, gypsum wallboard, and fiberboard. Forest resources include approximately 2.2 million acres of timberland in Texas, Louisiana, Georgia, and Alabama. The Company's Financial Services Group consists of savings bank activities, mortgage banking, real estate development, and insurance brokerage.

     The Company is a Delaware corporation that was organized in 1983. Its principal subsidiaries include Inland Paperboard and Packaging, Inc. ("Inland"), Temple-Inland Forest Products Corporation ("Temple-Inland FPC"), Temple-Inland Financial Services Inc. ("Financial Services"), Guaranty Federal Bank, F.S.B. ("Guaranty"), and Temple-Inland Mortgage Corporation ("Temple-Inland Mortgage").

     The Company's principal executive offices are located at 303 South Temple Drive, Diboll, Texas 75941. Its telephone number is (409) 829-2211.

  Financial Information:

     The results of operations including information regarding the principal business segments are shown in the following table:

                               TEMPLE-INLAND INC.

                               BUSINESS SEGMENTS*

                                                                  FOR THE YEAR
                                              ----------------------------------------------------
                                                1996       1995       1994       1993       1992
                                              --------   --------   --------   --------   --------
                                                                 (IN MILLIONS)
Revenues
  Paper.....................................  $2,082.3   $2,198.4   $1,740.7   $1,571.2   $1,609.9
  Building products.........................     562.6      532.9      575.5      497.5      409.7
  Other activities..........................        --         --       19.2       58.4       77.1
                                              --------   --------   --------   --------   --------
     Manufacturing net sales................   2,644.9    2,731.3    2,335.4    2,127.1    2,096.7
  Financial services........................     815.4      764.3      631.4      635.1      637.8
                                              --------   --------   --------   --------   --------
          Total revenues....................  $3,460.3   $3,495.6   $2,966.8   $2,762.2   $2,734.5
                                              ========   ========   ========   ========   ========
Income before taxes
  Paper.....................................  $  113.0      356.6   $   73.7   $    5.6   $  134.7
  Building products.........................     102.0       67.0      138.8      102.4       40.4
  Other activities..........................        --         --        1.5       (1.9)      (2.0)
                                              --------   --------   --------   --------   --------
     Operating profit.......................     215.0      423.6      214.0      106.1      173.1
  Financial services........................      63.1(a)     98.1      56.3       67.5       64.4
                                              --------   --------   --------   --------   --------
                                                 278.1      521.7      270.3      173.6      237.5
  Corporate expense.........................     (17.2)     (21.7)     (13.7)     (11.2)     (15.3)
  Parent company interest -- net............    (109.6)     (72.7)     (67.1)     (69.4)     (48.0)
  Other income..............................       4.6        3.7        3.8        3.2        2.8
                                              --------   --------   --------   --------   --------
          Income before taxes...............  $  155.9   $  431.0   $  193.3   $   96.2   $  177.0
                                              ========   ========   ========   ========   ========

---------------

 * Reclassified to conform to 1996 presentation related to the realignment into three business segments, which includes (1) the consolidation of the corrugated container and bleached paperboard operations into a single Paper Group, and (2) the transfer of the Rome sawmill from the corrugated container operation to the Building Products Group.

(a) Includes SAIF assessment of $43.9 million.

     For more information with respect to identifiable assets, capital expenditures, depreciation, and depletion on a business segment basis, see pages 33 and 59 of the Company's 1996 Annual Report to Shareholders, which are incorporated herein by reference.

     The following table shows the revenues of the Company:

                                   REVENUES*

                                                                 FOR THE YEAR
                                             ----------------------------------------------------
                                               1996       1995       1994       1993       1992
                                             --------   --------   --------   --------   --------
                                                                (IN MILLIONS)
Paper
  Corrugated container.....................  $1,676.5   $1,829.4   $1,441.3   $1,252.7   $1,257.3
  Bleached paperboard......................     300.5      249.0      217.4      228.7      249.4
  Pulp.....................................      19.2       36.9       22.1       33.4       47.3
  Food Service and other...................      86.1       83.1       59.9       56.4       55.9
                                             --------   --------   --------   --------   --------
                                              2,082.3    2,198.4    1,740.7    1,571.2    1,609.9
                                             --------   --------   --------   --------   --------
Building products
  Pine lumber..............................     217.4      190.1      211.9      176.0      139.3
  Fiber products...........................      73.3       59.7       66.3       62.9       55.8
  Particleboard............................     112.2       99.1      103.0       81.3       70.5
  Plywood..................................      52.1       49.3       56.8       54.0       45.2
  Gypsum wallboard.........................      90.2       83.1       74.3       53.3       36.6
  Retail distribution (a)..................      17.1       51.3       58.4       60.0       53.5
  Other....................................        .3        0.3        4.8       10.0        8.8
                                             --------   --------   --------   --------   --------
                                                562.6      532.9      575.5      497.5      409.7
                                             --------   --------   --------   --------   --------
Other activities (b).......................        --         --       19.2       58.4       77.1
                                             --------   --------   --------   --------   --------
  Manufacturing net sales..................   2,644.9    2,731.3    2,335.4    2,127.1    2,096.7
Financial services.........................     815.4      764.3      631.4      635.1      637.8
                                             --------   --------   --------   --------   --------
          Total revenues...................  $3,460.3   $3,495.6   $2,966.8   $2,762.2   $2,734.5
                                             ========   ========   ========   ========   ========

---------------

(a) In October 1995, the Company sold the largest two of its five retail distribution outlets. Two more of these retail distribution outlets were sold during December 1996.

(b) Includes the revenues from subsidiaries engaged in commercial, industrial, and public works contracting until their operations were terminated in 1993 and the revenues from subsidiaries engaged in the construction and maintenance of electrical distribution facilities until their operations were terminated in 1994.

 * Reclassified to conform to 1996 presentation related to the realignment into three business segments, which includes (1) the consolidation of the corrugated container and bleached paperboard operations into a single Paper Group, and (2) the transfer of the Rome sawmill from the corrugated container operation to the Building Products Group.

     The following table shows the rated annual capacities of the production facilities for, and unit sales of, the principal manufactured products.

                          ANNUAL CAPACITIES/UNIT SALES

                                            RATED
                                            ANNUAL
                                         CAPACITY AT                    UNIT SALES
                                         DECEMBER 28,    -----------------------------------------
                                             1996        1996     1995     1994     1993     1992
                                         ------------    -----    -----    -----    -----    -----
                                                                  (IN THOUSANDS OF TONS)
Paper
  Corrugated container.................      (a)     2,435    2,333    2,492    2,394    2,294
  Bleached paperboard..................      (b)       524      400      430      426      414
  Pulp.................................      (b)       100       99       87      134      155
Building products                                   (IN MILLIONS OF BOARD FEET)
  Pine lumber*.........................      675       605      582      583      552      538
                                                   (IN MILLIONS OF SQUARE FEET)
  Fiber products.......................      460       457      422      441      440      464
  Particleboard (c)....................      535       399      329      347      319      326
  Plywood..............................      265       259      217      260      265      250
  Gypsum wallboard.....................      840       838      813      796      782      621

---------------

 * Reclassified to conform to 1996 presentation related to the transfer of the Rome sawmill from the corrugated container operation to the Building Products Group.

(a) The annual capacity of the box plants is not given because such annual capacity is a function of the product mix, customer requirements, and the type of converting equipment installed and operating at each plant, each of which varies from time to time. The rated annual capacity of Inland's corrugating medium mills is approximately 600,000 tons per year. The rated annual capacity of the linerboard mills is approximately 2.1 million tons per year.

(b) The annual capacity of the four paper machines in operation at the paperboard and pulp mill is approximately 725,000 tons, which excludes the capacity of a cylinder machine at the mill that the Company decided to shut down late in 1993 due to market conditions for the grade it produced. Such capacity may vary to some degree depending on product mix. The annual capacity of Temple-Inland Food Service Corporation is not given because such annual capacity is a function of the product mix, customer requirements, and the type of converting equipment installed and operating at each plant, all of which vary from time to time.

(c) The annual capacity for the particleboard plants includes the rated annual capacity of the Hope, Arkansas, plant, which began operations late in 1995 but did not reach full production until the fourth quarter of 1996. The capacity figures for 1996 reflect the increase at the Monroeville, Alabama, plant that resulted from a renovation of this facility during the year.

NARRATIVE DESCRIPTION OF THE BUSINESS:

     The business of the Company is divided among three groups: (1) the Paper Group, which consists of the corrugated container and bleached paperboard operations, (2) the Building Products Group, and (3) the Financial Services Group. In the year ended December 28, 1996, the Paper Group, Building Products Group, and Financial Services Group provided 60 percent, 16 percent, and 24 percent, respectively, of the total consolidated net revenues of the Company.

     Paper Group. During 1996, the Company consolidated the management of its paper operations under the leadership of William B. Howes, Executive Vice President of the Company. This group is now comprised of two operations, the results from which had previously been reported separately as corrugated container and bleached paperboard.

     (i) Corrugated Container. The corrugated container operation of the Company manufactures containerboard that it converts into a complete line of corrugated boxes and containers. Approximately 83 percent of the containerboard produced by Inland in 1996 was converted into corrugated containers at its box plants. The Company's nationwide network of box plants produces a wide range of products from commodity brown boxes to intricate die cut containers that can be printed with multi-color graphics. Even though the corrugated box business is characterized by commodity pricing, each order for each customer is a custom order. Inland's corrugated boxes are sold to a variety of customers in the food, paper, glass containers, chemical, appliance, and plastics industries, among others. As of December 28, 1996, about 46 percent of the Company's box shipments were sold directly for use in the food industry, including beverage containers.

     Following an acquisition in 1994, the Company also manufactures litho-laminate corrugated packaging and high graphics folding cartons. Other products manufactured by the Company include bulk containers constructed of multi-wall corrugated board for extra strength, which are used for bulk shipments of various materials, paper sealing tape, and other tape specialties.

     In the corrugated container operation, the Company services about 6,800 customers with approximately 11,000 shipping destinations. The largest single customer accounted for approximately 4 percent and the 10 largest customers accounted for approximately 28 percent of the 1996 corrugated container revenues. Costs of freight and customer service requirements necessitate the location of box plants relatively close to customers. Each plant tends to service a market within a 150-mile radius of the plant.

     Sales of corrugated shipping containers closely track changing population patterns and other demographics. Historically, there has been a correlation between the demand for containers and containerboard and real growth in the United States gross domestic product.

     (ii) Bleached Paperboard. The bleached paperboard operation of the Company produces various grades and weights of coated and uncoated bleached paperboard, bleached linerboard, and bleached bristols. These materials are used by other paper companies and by manufacturers that buy paper in roll lots and convert it into such items as paper cups, plates, file folders, folding cartons, paperback book covers, and various other packaging and convenience products.

     Bleached paperboard products are sold to a large number of customers. Sales to the largest customer of this operation, with whom the Company has a long-standing contractual relationship, accounted for approximately 14 percent of bleached paperboard sales in 1996. This level of sales is consistent with sales to this customer over the past several years. Although the loss of this customer could have a material adverse effect on this operation, it would not have a material adverse effect on the Company taken as a whole. The 10 largest customers accounted for approximately 50 percent of bleached paperboard sales in 1996. During 1996, sales were made to customers in 43 states, Mexico, and Puerto Rico, as well as to independent distributors through which this operation's products were exported to Asia, Japan, Central America, and South America. Contracts specifying annual tonnage quantities are maintained with several major customers.

     Demand for bleached paperboard products generally correlates with real growth in the United States gross domestic product, but is also affected by inventory levels maintained by paperboard converters as well as a number of other factors, including changes in industry production capacity and the strength of international markets.

     Temple-Inland Food Service Corporation ("Food Service") is an integrated paper converter formed to manufacture and market paper containers and products primarily for the food service industry. Products manufactured include paper plates and bowls, clamshells, carrying trays and boxes, nested food trays, fry cartons, and pails. These products are sold to the fast food industry, retail consumer stores, and restaurants and cafeterias for use in food service.

     Building Products Group. The Building Products Group produces a wide variety of building products, such as lumber, plywood, particleboard, gypsum wallboard, hardboard siding, and fiberboard sheathing.

     Sales of building products are concentrated in the southeastern and southwestern United States. No significant sales are generated under long-term contracts. Sales of most of these products are made by account managers and representatives to distributors, retailers, and O.E.M. (original equipment manufacturer) accounts. Almost 75 percent of particleboard sales are to commercial fabricators, such as manufacturers of cabinets and furniture. The 10 largest customers accounted for approximately 21 percent of the Building Products Group's 1996 sales.

     The building products business is heavily dependent upon the level of residential housing expenditures, including the repair and remodeling market, which is largely dependent upon the availability and cost of mortgage funds.

     During the year, the Company completed an upgrade to its particleboard mill in Monroeville, Alabama. Similar renovation projects are scheduled at the Diboll, Texas, and Thomson, Georgia, particleboard plants during 1997. During the year, this group entered into three joint ventures, in each of which it owns a 50 percent interest. One of these joint ventures will produce medium density fiberboard at a facility under construction in Arkansas. Another of these joint ventures will produce cement fiberboard at a plant under construction in Texas. The third joint venture was the acquisition of an existing facility for the production of gypsum wallboard and a related quarry.

     Financial Services Group. The Financial Services Group operates a savings bank and engages in mortgage banking, real estate development, and insurance activities.

     (i) Savings Bank. Guaranty is a federally-chartered stock savings bank operated by the Company through its financial services subsidiaries. Guaranty conducts its business through 113 banking centers located primarily in the eastern third of Texas, including Houston, Dallas, San Antonio, and Austin. The primary activities of Guaranty include attracting savings deposits from the general public, investing in loans secured by mortgages on residential real estate, lending for the construction of real estate projects, and providing a variety of loan products to consumers and businesses.

     Guaranty derives its income primarily from interest earned on real estate mortgages, commercial and business loans, consumer loans, and investment securities, as well as fees received in connection with loans and deposit services. Its major expense is the interest it pays on consumer deposits and other borrowings. The operations of Guaranty, like those of other savings institutions, are significantly influenced by general economic conditions, by the monetary, fiscal, and regulatory policies of the federal government, and by the policies of financial institution regulatory authorities. Deposit flows and costs of funds are influenced by interest rates on competing investments and general market rates of interest. Lending activities are affected by the demand for mortgage financing and for other types of loans as well as market conditions. Guaranty primarily seeks assets with interest rates that adjust periodically rather than assets with long-term fixed rates.

     During the fourth quarter of 1996, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with California Financial Holding Company ("CFHC"), the parent corporation of Stockton Savings Bank, F.S.B. ("Stockton") headquartered in Stockton, California, by which CFHC will be merged into the Company. The transaction, which is subject to approval by the CFHC stockholders and by regulatory authorities, is expected to close during the second quarter of 1997. Terms of the Merger Agreement provide for CFHC stockholders to receive a combination of common stock of the Company and cash valued at $30 per share, for a total consideration of approximately $150 million. Subject to certain limitations, each CFHC stockholder will be given the election to have the consideration for their shares paid in Company common stock, cash or a combination of the two. The Company, however, will issue no more than 1,692,000 shares of common stock in the transaction. The Merger Agreement permits CFHC to terminate the transaction if the price of the common stock of the Company, as calculated, is below $40 per share, provided that the number of shares of Company common stock issued in the transaction has not been increased. When the transaction is completed, the operations of Stockton, which has approximately $1.3 billion in assets and operates 23 branches in the Central Valley of California, will be merged into Guaranty. In connection with execution of the Merger Agreement, CFHC granted the Company an option, exercisable under certain circumstances, to purchase 940,095 shares of CFHC common stock, representing approximately 19.9 percent of the shares presently outstanding, at a price of $27.25 per share.

     During 1996, Congress adopted legislation to recapitalize the Savings Association Insurance Fund ("SAIF") and merge the SAIF with the Bank Insurance Fund. This legislation imposed a one-time special assessment on SAIF members equal to 67.5 basis points of insured deposits, or approximately $44 million in the case of Guaranty. Under this legislation, Guaranty will not currently be required to pay any deposit insurance premiums, but will be required to pay approximately 6.5 basis points on insured deposits to fund certain Financial Corporation (FICO) bond obligations. Based on the current level of Guaranty's deposits, this legislation will ultimately reduce future assessments by approximately $11 million per year.

     The House and Senate are also discussing additional legislative proposals, including changes to tax laws, related to the thrift industry. At this time, the Company is not able to predict if any of these proposals will be adopted or, if adopted, the ultimate impact they might have on the Company.

     In addition to other minimum capital standards, regulations of the Office of Thrift Supervision of the Department of the Treasury (the "OTS") currently require savings institutions to maintain a leverage capital ratio of at least 3 percent of adjusted total assets. Guaranty, however, has agreed with the OTS that at the time it makes any future acquisitions, it will maintain a leverage capital ratio of at least 4 percent of adjusted total assets, and in order to obtain the lowest level of FDIC insurance premiums, Guaranty must meet a leverage capital ratio of at least 5 percent of adjusted total assets. At December 31, 1996, Guaranty had a leverage capital ratio of 5.52 percent of adjusted total assets. For additional information regarding regulatory capital requirements, see Note L to Financial Services Group Summarized Financial Statements on page 49 of the Company's 1996 Annual Report to Shareholders, which is incorporated herein by reference.

     Guaranty must meet or exceed certain tests to continue its current activities and to take certain deductions under the Internal Revenue Code. At December 31, 1996, Guaranty met or exceeded these tests and intends to continue meeting or exceeding these tests.

     (ii) Mortgage Banking. Temple-Inland Mortgage, a wholly-owned subsidiary of Guaranty, headquartered in Austin, Texas, originates, warehouses, and services FHA, VA, and conventional mortgage loans primarily on single family residential property. Temple-Inland Mortgage originates mortgage loans for sale into the secondary market. It typically retains the servicing rights on these loans, but periodically sells some portion of its servicing to third parties. At December 31, 1996, Temple-Inland Mortgage was servicing $17.9 billion in mortgage loans, including loans serviced for affiliates and approximately $2.4 billion in mortgages serviced for a third party. Temple-Inland Mortgage produced $1.9 billion in mortgage loans during 1996 compared with $1.2 billion during 1995.

     (iii) Real Estate Development and Income Properties. Subsidiaries of Financial Services are involved in the development of 24 residential subdivisions in Texas, Arizona, Colorado, Florida, Georgia, Missouri, and Tennessee. The real estate group of the Company also owns 10 commercial properties.

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

     The following schedule presents the average balances, interest income/expense, and rates earned or paid by major balance sheet category for the years 1994 through 1996:

           AVERAGE BALANCE SHEETS AND ANALYSIS OF NET INTEREST SPREAD

                                  YEAR ENDED DECEMBER 31,           YEAR ENDED DECEMBER 31,           YEAR ENDED DECEMBER 31,
                                            1996                              1995                              1994
                               ------------------------------    ------------------------------    ------------------------------
                               AVERAGE                YIELD/     AVERAGE                YIELD/     AVERAGE                YIELD/
                               BALANCE    INTEREST     RATE      BALANCE    INTEREST     RATE      BALANCE    INTEREST     RATE
                               --------   --------   --------    --------   --------   --------    --------   --------   --------
                                                                     (DOLLARS IN MILLIONS)
ASSETS
Interest-earning assets:
  Interest-earning deposits
    in other banks...........  $   32.1    $  2.1        6.42%   $   41.4    $  2.4        5.90%   $   26.0    $  1.3        4.96%
  Mortgage-backed and
    investment securities....   3,208.5     183.5        5.72%    3,650.4     208.6        5.72%    4,154.7     189.8        4.57%
  Securities purchased under
    agreements to resell,
    agency discount notes,
    federal funds sold, and
    commercial paper.........     339.4      18.4        5.41%      324.2      19.1        5.88%      653.5      27.2        4.16%
  Loans receivable and
    mortgage loans held for
    sale (1).................   5,258.4     426.1        8.10%    4,490.2     368.6        8.21%    3,241.5     244.7        7.55%
  Covered assets.............        --        --          --       298.5      18.3        6.14%      536.2      30.3        5.66%
  Other......................      26.0        .7        2.91%       25.6       1.9        7.42%       25.4       2.2        8.52%
                               --------    ------                --------    ------                --------    ------
        Total
          interest-earning
          assets.............   8,864.4    $630.8        7.12%    8,830.3    $618.9        7.01%    8,637.3    $495.5        5.74%
                                           ======                            ======                            ======
Cash.........................      90.6                              90.2                             107.2
Other FSLIC receivables......        .8                             (10.7)                             17.4
Other assets.................     586.0                             537.3                             469.0
                               --------                          --------                          --------
        Total assets.........  $9,541.8                          $9,447.1                          $9,230.9
                               ========                          ========                          ========
LIABILITIES AND SHAREHOLDER'S
  EQUITY Interest-bearing
  liabilities:
  Deposits:
    Interest-bearing
      demand.................  $1,087.2    $ 26.1        2.41%   $1,212.7    $ 29.9        2.47%   $1,549.4    $ 34.5        2.23%
    Savings deposits.........     184.6       4.2        2.28%      216.2       4.9        2.25%      248.3       5.6        2.26%
    Time deposits............   5,013.6     278.0        5.54%    5,037.6     278.1        5.52%    4,615.6     213.7        4.63%
                               --------    ------                --------    ------                --------    ------
        Total
          interest-bearing
          deposits...........   6,285.4     308.3        4.91%    6,466.5     312.9        4.84%    6,413.3     253.8        3.96%
  Advances from the Federal
    Home Loan Bank...........      69.2       5.9        8.55%      154.7      11.2        7.26%      154.3       9.5        6.13%
  Securities sold under
    repurchase agreements....   2,044.2     111.6        5.46%    1,719.2     102.6        5.97%    1,598.0      66.6        4.17%
  Other borrowings...........     131.9       9.5        7.24%       95.9       7.2        7.49%       64.4       4.5        6.90%
                               --------    ------                --------    ------                --------    ------
        Total
          interest-bearing
          liabilities........   8,530.7    $435.3        5.10%    8,436.3    $433.9        5.14%    8,230.0    $334.4        4.06%
                                           ======                            ======                            ======
Noninterest-bearing demand...      46.4                              79.3                              85.8
Other liabilities............     361.8                             331.3                             363.0
Shareholder's equity.........     602.9                             600.2                             552.1
                               --------                          --------                          --------
        Total liabilities and
          shareholder's
          equity.............  $9,541.8                          $9,447.1                          $9,230.9
                               ========                          ========                          ========
        Net interest
          income.............              $195.5                            $185.0                            $161.1
                                           ======                            ======                            ======
        Net yield on
          interest-earning
          assets.............                            2.20%                             2.10%                             1.87%
                                                      =======                           =======                           =======

---------------
(1) Nonaccruing loans are included in the average of loans receivable.

     The following table provides an analysis of the changes in net interest income attributable to changes in volume of interest-earning assets or interest-bearing liabilities and to changes in rates earned or paid:

                         VOLUME/RATE VARIANCE ANALYSIS

                                               1996 COMPARED WITH 1995   1995 COMPARED WITH 1994
                                                 INCREASE (DECREASE)       INCREASE (DECREASE)
                                                      DUE TO(1)                 DUE TO(1)
                                               -----------------------   -----------------------
                                               VOLUME   RATE    TOTAL    VOLUME   RATE    TOTAL
                                               ------   -----   ------   ------   -----   ------
                                                                 (IN MILLIONS)
Interest income:
  Interest-earning deposits in other banks...  $  (.5)  $  .2   $  (.3)  $   .9   $  .2   $  1.1
  Mortgage-backed and investment
     securities..............................   (25.3)     .2    (25.1)   (24.9)   43.7     18.8
  Securities purchased under agreements to
     resell, agency discount notes, federal
     funds sold, and commercial paper........      .9    (1.6)     (.7)   (16.0)    7.9     (8.1)
  Loans receivable and mortgage loans held
     for sale................................    62.3    (4.8)    57.5    101.0    22.9    123.9
  Covered assets.............................   (18.3)     --    (18.3)   (14.4)    2.4    (12.0)
  Other......................................      --    (1.2)    (1.2)      --     (.3)    (0.3)
                                               ------   -----   ------   ------   -----   ------
          Total interest income..............  $ 19.1   $(7.2)  $ 11.9   $ 46.6   $76.8   $123.4
                                               ======   =====   ======   ======   =====   ======
Interest expense:
  Deposits:
     Interest-bearing demand.................  $ (3.1)  $ (.7)  $ (3.8)  $ (8.1)  $ 3.5   $ (4.6)
     Savings deposits........................     (.8)     .1      (.7)     (.7)     --      (.7)
     Time deposits...........................    (1.3)    1.2      (.1)    20.7    43.7     64.4
                                               ------   -----   ------   ------   -----   ------
          Total interest on deposits.........    (5.2)     .6     (4.6)    11.9    47.2     59.1
  Advances from the Federal Home Loan Bank...    (7.0)    1.7     (5.3)      --     1.7      1.7
  Securities sold under repurchase
     agreements..............................    18.3    (9.3)     9.0      5.4    30.6     36.0
  Other borrowings...........................     2.5     (.2)     2.3      2.3      .4      2.7
                                               ------   -----   ------   ------   -----   ------
          Total interest expense.............  $  8.6   $(7.2)  $  1.4   $ 19.6   $79.9   $ 99.5
                                               ======   =====   ======   ======   =====   ======
  Net interest income (expense)..............  $ 10.5   $  --   $ 10.5   $ 27.0   $(3.1)  $ 23.9
                                               ======   =====   ======   ======   =====   ======

---------------

(1) The change in interest income and expense due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

     The following table sets forth the carrying amount of mortgage-backed and investment securities as of the dates indicated:

                              TYPES OF INVESTMENTS

                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                1996       1995       1994
                                                              --------   --------   --------
                                                                      (IN MILLIONS)
Held-to-Maturity:
  Mortgage-backed securities................................  $2,083.7   $2,412.8   $3,760.4
  Debt securities
     U.S. Government securities (including agencies)........        --         .3         .3
  Corporate securities......................................        --         --        1.5
  Other.....................................................        --         .1         .1
                                                              --------   --------   --------
                                                                    --         .4        1.9
                                                              --------   --------   --------
Available-for-Sale:
  Mortgage-backed securities................................     643.9      949.6      137.7
  Debt securities
     Corporate securities...................................       3.0        1.4         --
  Equity securities
     Federal Home Loan Bank stock...........................      52.6       57.7       63.2
     Other..................................................        .3        1.7        1.0
                                                              --------   --------   --------
                                                                  52.9       59.4       64.2
                                                              --------   --------   --------
                                                              $2,783.5   $3,423.6   $3,964.2
                                                              ========   ========   ========

     The table below sets forth the maturities of mortgage-backed and investment securities as of December 31, 1996:

       MATURITY DISTRIBUTION OF MORTGAGE-BACKED AND INVESTMENT SECURITIES

                                                              MATURING
                                  -----------------------------------------------------------------     VARIABLE/NO
                                  WITHIN 1 YEAR      1-5 YEARS        5-10 YEARS     OVER 10 YEARS        MATURITY        TOTAL
                                  --------------   --------------   --------------   --------------   ----------------   CARRYING
                                  AMOUNT   YIELD   AMOUNT   YIELD   AMOUNT   YIELD   AMOUNT   YIELD    AMOUNT    YIELD    VALUE
                                  ------   -----   ------   -----   ------   -----   ------   -----   --------   -----   --------
                                                        (DOLLARS IN MILLIONS)
Held-to-Maturity:
  Mortgage-backed securities....   $ --      --     $ --      --     $ --      --     $ --      --    $2,083.7   5.51%   $2,083.7
Available-for-Sale:
  Mortgage-backed securities....     --      --       --      --       --      --       --      --       643.9   5.88%      643.9
  Debt securities
    Corporate securities........     --      --       --      --      2.0    6.34%     1.0    6.79%         --     --         3.0
  Equity securities
    Federal Home Loan Bank
      stock.....................     --      --       --      --       --      --       --      --        52.6   5.85%       52.6
    Other.......................     --      --       --      --       --      --       --      --          .3     --          .3
                                   ----             ----             ----             ----            --------           --------
                                     --               --      --       --      --       --      --        52.9               52.9
                                   ----             ----             ----             ----            --------           --------
                                   $ --             $ --             $2.0             $1.0            $2,780.5           $2,783.5
                                   ====             ====             ====             ====            ========           ========

     The following table shows the loan distribution for Financial Services:

                                 TYPES OF LOANS

                                                                           AS OF DECEMBER 31
                                         --------------------------------------------------------------------------------------
                                              1996              1995              1994              1993              1992
                                         --------------    --------------    --------------    --------------    --------------
                                                                             (IN MILLIONS)
Real estate mortgage...................     $4,198.5          $3,720.0          $3,137.5          $2,302.9          $1,153.3
Construction and development...........      2,152.4           1,500.6           1,022.6             643.7             274.6
Commercial and business................        658.8             406.3             229.0              80.7              25.4
Consumer and other.....................        467.2             416.0             366.0             404.1             271.1
                                            --------          --------          --------          --------          --------
                                             7,476.9           6,042.9           4,755.1           3,431.4           1,724.4
Less:
  Unfunded portion of loans............      2,002.8           1,211.8           1,027.7             614.0             320.6
  Unearned discounts...................           --                --                .6               3.0               9.3
  Unamortized purchase discounts.......        (11.8)             (1.8)             (5.1)              8.9              28.1
  Net deferred fees....................          3.6               3.0               3.2               2.2               2.3
  Allowance for loan losses............         68.4              65.5              53.9              47.9              20.8
                                            --------          --------          --------          --------          --------
                                             2,063.0           1,278.5           1,080.3             676.0             381.1
                                            --------          --------          --------          --------          --------
                                            $5,413.9          $4,764.4          $3,674.8          $2,755.4          $1,343.3
                                            ========          ========          ========          ========          ========

     The table below presents the maturity distribution of loans (excluding real estate mortgage and consumer loans) outstanding at December 31, 1996, based on scheduled repayments. The amounts due after one year, classified according to the sensitivity to changes in interest rates, are also provided.

       MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

                                                                         MATURING
                                                         ----------------------------------------
                                                         WITHIN 1    1 TO 5    AFTER 5
                                                           YEAR      YEARS      YEARS     TOTAL
                                                         --------   --------   -------   --------
                                                                      (IN MILLIONS)
Construction and development...........................  $1,354.5   $  797.9    $ --     $2,152.4
Commercial and business................................     318.4      334.3     6.1        658.8
                                                         --------   --------    ----     --------
                                                         $1,672.9   $1,132.2    $6.1     $2,811.2
                                                         ========   ========    ====     ========
Loans maturing after 1 year with:
  Variable interest rates..............................             $1,132.2    $6.1
                                                                    ========    ====

     Loans accounted for on a nonaccrual basis, accruing loans that are contractually past due 90 days or more, and restructured or other potential problem loans were less than two percent of total loans during 1996, 1995, 1994, 1993, and 1992. The aggregate amounts and the interest income foregone on such loans, therefore, are immaterial and are not disclosed.

     The following tables summarize activity in the allowance for loan losses and show the allocation of the allowance for loan losses by loan type:

                   ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

                                                            YEAR ENDED DECEMBER 31,
                                                 ---------------------------------------------
                                                  1996    1995     1994       1993       1992
                                                 ------   -----   ------      -----      -----
                                                             (DOLLARS IN MILLIONS)
Balance at beginning of year...................  $ 65.5   $53.9   $ 47.9      $20.8      $19.5
Charge-offs:
  Real estate mortgages........................    (5.8)   (3.9)    (4.4)(a)    (.7)      (1.8)
  Construction and development.................     (.1)     --       --         --         --
  Commercial and business......................    (2.9)    (.7)    (1.1)        --         --
  Consumer and other...........................    (4.4)   (5.0)    (4.7)(a)   (1.8)      (1.9)
                                                 ------   -----   ------      -----      -----
                                                  (13.2)   (9.6)   (10.2)      (2.5)      (3.7)
Recoveries:
  Real estate mortgages........................     2.1     1.1       .6         .2         .2
  Commercial and business......................      --      .5       .1         --         --
  Consumer and other...........................      .9      .8      1.4         .6         .8
                                                 ------   -----   ------      -----      -----
                                                    3.0     2.4      2.1         .8        1.0
                                                 ------   -----   ------      -----      -----
     Net charge-offs...........................   (10.2)   (7.2)    (8.1)(a)   (1.7)      (2.7)
Additions charged to operations................    13.8    14.6      6.5        4.8        2.6
Additions related to bulk purchases of loans,
  net of adjustments...........................     (.7)    4.2      7.6       24.0(a)     1.4
                                                 ------   -----   ------      -----      -----
Balance at end of year.........................  $ 68.4   $65.5   $ 53.9      $47.9      $20.8
                                                 ======   =====   ======      =====      =====
Ratio of net charge-offs during the year to
  average loans outstanding during the year....     .20%    .16%     .27%       .10%       .22%
                                                 ======   =====   ======      =====      =====

---------------

(a) Principally related to the loan portfolio from the acquisition of American Federal Bank, F.S.B.

                  ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES*
                             (DOLLARS IN MILLIONS)

                                                          YEAR ENDED DECEMBER 31,
                            ------------------------------------------------------------------------------------
                                     1996                     1995                     1994              1993
                            ----------------------   ----------------------   ----------------------   ---------
                                        PERCENT OF               PERCENT OF               PERCENT OF
                             AMOUNT      LOANS TO     AMOUNT      LOANS TO     AMOUNT      LOANS TO     AMOUNT
                               OF         TOTAL         OF         TOTAL         OF         TOTAL         OF
                            ALLOWANCE     LOANS      ALLOWANCE     LOANS      ALLOWANCE     LOANS      ALLOWANCE
                            ---------   ----------   ---------   ----------   ---------   ----------   ---------
Real estate mortgage......    $59.6         56%        $57.9         61%        $46.1         66%        $39.4
Construction and
  development.............      1.9         29%          1.7         25%          1.4         21%          1.0
Commercial and business...      2.5          9%          1.0          7%          1.5          5%          1.1
Consumer and other........      4.4          6%          4.9          7%          4.9          8%          6.4
                              -----        ----        -----        ----        -----        ----        -----
                              $68.4        100%        $65.5        100%        $53.9        100%        $47.9
                              =====        ====        =====        ====        =====        ====        =====

                                  YEAR ENDED DECEMBER 31,
                            -----------------------------------
                               1993               1992
                            ----------   ----------------------
                            PERCENT OF               PERCENT OF
                             LOANS TO     AMOUNT      LOANS TO
                              TOTAL         OF         TOTAL
                              LOANS      ALLOWANCE     LOANS
                            ----------   ---------   ----------
Real estate mortgage......      67%        $16.3         67%
Construction and
  development.............      19%      .5.....         16%
Commercial and business...       2%           --          1%
Consumer and other........      12%      4.0....         16%
                               ----        -----        ----
                               100%      20$.8...       100%
                               ====        =====        ====

---------------

* Reclassified to conform to 1996 presentation.

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

     The amount of time deposits of $100,000 or more and related maturities at December 31, 1996, are disclosed in Note F to Financial Services Group Summarized Financial Statements on page 47 of the Company's 1996 Annual Report.

     Return on Equity and Assets. The following table shows operating and capital ratios of Financial Services for each of the last three years:

                          OPERATING AND CAPITAL RATIOS

                                                           YEAR ENDED DECEMBER 31,
                                                         ---------------------------
                                                          1996       1995      1994
                                                         -------    ------    ------
Return on average assets...............................     .41%*     .75%      .44%
Return on average equity...............................    6.43%*   11.79%     7.41%
Dividend payout ratio..................................  128.96%*   70.66%    73.22%
Equity to assets ratio.................................    6.32%     6.35%     5.99%

---------------

* Includes SAIF assessment of $43.9 million. If the SAIF assessment is excluded from 1996, the operating and capital ratios for 1996 would have been .74%, 11.63%, and 70.48% for return on average assets, return on average equity, and dividend payout ratio, respectively.

     Short-term borrowings. The following table shows short-term borrowings outstanding for Financial Services at the end of the reported period:

                             SHORT TERM BORROWINGS
                                 (IN MILLIONS)

                                                                                      WEIGHTED
                                                           MAXIMUM       AVERAGE      AVERAGE
                                              WEIGHTED     AMOUNT        AMOUNT       INTEREST
                                 BALANCE AT   AVERAGE    OUTSTANDING   OUTSTANDING      RATE
     SECURITIES SOLD UNDER         END OF     INTEREST   DURING THE    DURING THE    DURING THE
   AGREEMENTS TO REPURCHASE        PERIOD       RATE       PERIOD        PERIOD        PERIOD
   ------------------------      ----------   --------   -----------   -----------   ----------
  1996.........................   $1,936.9      5.5%      $2,359.8      $2,044.2        5.5%
  1995.........................   $1,603.7      5.8%      $1,914.1      $1,719.2        5.9%
  1994.........................   $1,365.2      6.1%      $2,300.2      $1,598.0        4.1%

Note: Securities sold under agreements to repurchase generally mature within thirty days of the transaction date. Average borrowings during the year were calculated based on daily average.

RAW MATERIALS

     The Company's main resource is timber, with approximately 2.2 million acres of timberland located in Texas, Louisiana, Alabama, and Georgia. In 1996, wood fiber required for the Company's paper and wood products operations was produced from these lands and as a by-product of its solid wood operations to the extent shown on the following chart:

                            WOOD FIBER REQUIREMENTS

                                                              PERCENTAGE
                                                               SUPPLIED
                       RAW MATERIALS                          INTERNALLY
                       -------------                          ----------
Sawtimber...................................................     58.6%
Pine Pulpwood...............................................     56.0%
Hardwood Pulpwood...........................................     26.2%

     The balance of the wood fiber required for these operations was purchased from numerous landowners and other lumber companies. In an effort to meet its projected need for hardwood fiber, the Company operates a eucalyptus plantation in Mexico. The Company expects to begin receiving fiber from this project in four to six years. During 1996, the bleached paperboard mill in Evadale, Texas, purchased small amounts of recycled pulp. Now that the expansion program is completed, this mill may purchase increasing amounts of recycled fiber.

     Linerboard and corrugating medium are the principal materials used by Inland to make corrugated boxes. The mills at Rome, Georgia, and Orange, Texas, are solely linerboard mills. The Ontario, California, and Maysville, Kentucky, mills are traditionally linerboard mills, but can be used to manufacture corrugating medium. The Newport, Indiana, Newark, California, and New Johnsonville, Tennessee, mills are solely corrugating medium mills. The principal raw material used by the Rome, Georgia, and Orange, Texas, mills is virgin fiber. The Ontario, California; Newark, California; Newport, Indiana; and Maysville, Kentucky, mills use only old corrugated containers ("OCC"). The mill at New Johnsonville, Tennessee, uses a combination of virgin fiber and OCC. In 1996, OCC represented approximately 43% of the total fiber needs of the Company's containerboard operations. The price of OCC may exhibit volatility due to normal supply and demand fluctuations for the raw material and for the finished product. OCC is purchased by the Company and its competitors on the open market from numerous suppliers. Price fluctuations reflect the competitiveness of these markets. The Company's historical grade patterns produce more linerboard and less corrugating medium than is converted at the Company's box plants. The deficit of corrugating medium is obtained through open market purchases and/or trades and the excess linerboard is sold in the open market.

     Temple-Inland FPC obtains the gypsum for its wallboard operations from its own quarry near Fletcher, Oklahoma, and from one outside source through a long-term purchase contract.

     In the opinion of management, the sources outlined above will be sufficient to supply the Company's raw material needs for the foreseeable future.

ENERGY

     Energy requirements at the Company's manufacturing facilities are supplied by electricity, steam, and a variety of fuels, including natural gas, fuel oil, coal, and in some instances, waste products resulting from the manufacturing process at the facility concerned. By utilizing these waste products, Inland was able to generate approximately 13 percent of its energy requirements at its mills in Rome, Georgia, and Orange, Texas, and Temple-Inland FPC generated approximately 48 percent of its energy requirements during 1996. The Ontario, California, mill includes a cogeneration plant that sells excess electricity generated to an electric utility. In most cases where natural gas or fuel oil is used as a fuel, the Company's facilities possess a dual capacity enabling them to use either of the fuels as a source of energy.

     The natural gas needed to run the Company's natural gas fueled power boilers is acquired pursuant to multiple gas contracts that provide for the purchase of gas on an interruptible basis at favorable rates.

EMPLOYEES

     At December 28, 1996, the Company and its subsidiaries had approximately 15,600 employees. Approximately 5,200 of these employees are covered by collective bargaining agreements. These agreements generally run for a term of three to six years and have varying expiration dates. The following table summarizes certain information about the collective bargaining agreements that cover a significant number of employees:

             LOCATION                       BARGAINING UNIT(S)               EMPLOYEES COVERED          EXPIRATION DATES
             --------                       ------------------               -----------------          ----------------
Bleached Paperboard Mill,              United Paperworkers             520 Hourly Production            August 1, 1998
Evadale, Texas                         International Union             Employees, 209 Hourly
                                       ("UPIU"), Local 801, UPIU,      Mechanical Maintenance
                                       Local 825, and International    Employees and 77 Electrical
                                       Brothers of Electrical          Maintenance Employees
                                       Workers ("IBEW"), Local 390

Linerboard Mill,                       UPIU, Local 1398, and UPIU,     236 Hourly Production            July 31, 1999
Orange, Texas                          Local 391                       Employees and 104 Hourly
                                                                       Maintenance Employees

Linerboard Mill,                       UPIU, Local 804, IBEW, Local    340 Hourly Production            August 28, 2000
Rome, Georgia                          613, United Association of      Employees, 39 Electrical
                                       Journeymen & Apprentices of     Maintenance Employees and 141
                                       the Plumbing & Pipefitting      Hourly Maintenance Employees
                                       Industry of the U.S. and
                                       Canada, Local 766, and
                                       International Association of
                                       Machinists & Aerospace
                                       Workers, Local 414

Evansville, Indiana, Louisville,       UPIU, Local 1046, UPIU,         114 Hourly Production            August 30, 2002
Kentucky, Middletown, Ohio, and        Local 1737, UPIU, Local 114,    Employees, 99 Hourly
Erie, Pennsylvania, Box Plants         and UPIU, Local 954,            Production Employees, 106
("Northern Multiple")                  respectively                    Hourly Production Employees,
                                                                       and 82 Hourly Production
                                                                       Employees, respectively

Rome, Georgia and Orlando, Florida,    UPIU, Local 838 and UPIU,       162 and 112 Hourly Production    December 1, 2003
Box Plants ("Southern Multiple")       Local 834, respectively         Employees, respectively

     The Company has additional collective bargaining agreements with the employees of various of its other box plants, mills, and building products plants. These agreements each cover a relatively small number of employees and are negotiated on an individual basis at each such facility.

     The Company considers its relations with its employees to be good.

ENVIRONMENTAL PROTECTION

     The operations conducted by the subsidiaries of the Company are subject to federal, state, and local provisions regulating the discharge of materials into the environment and otherwise related to the protection of the environment. Compliance with these provisions, primarily the Federal Clean Air Act, Clean Water Act, Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986 ("CERCLA"), and Resource Conservation and Recovery Act ("RCRA"), has required the Company to invest substantial funds to modify facilities to assure compliance with applicable environmental regulations. Capital expenditures directly related to environmental compliance totaled approximately $12 million during 1996. This amount does not include capital expenditures for environmental control facilities made as part of major mill modernizations and expansions or capital expenditures made for another purpose that have an indirect benefit on environmental compliance.

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

     Future expenditures for environmental control facilities will depend on new laws and regulations and other changes in legal requirements and agency interpretations thereof, as well as technological advances. The Company expects the trend toward more stringent environmental regulation to continue for the foreseeable future. The trend in interpretation and application of existing regulations by regulatory authorities also appears to be toward increasing stringency particularly under RCRA with respect to certain solid wastes generated at kraft mills. Given these uncertainties, the Company currently estimates that capital expenditures for environmental purposes during the period 1997 through 1999 will average approximately $15 million each year. The estimated expenditures could be significantly higher if more stringent laws and regulations are implemented.

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

     The corrugated packaging industry is highly competitive with almost 1,500 box plants in the United States. Box plants operated by Inland and its subsidiaries accounted for approximately 8.3 percent of total industry shipments during 1996. Although corrugated packaging is dominant in the national distribution process, Inland's products also compete with various other packaging materials, including products made of paper, plastics, wood, and metals.

     Bleached paperboard produced by the Paper Group has a variety of ultimate uses and, therefore, serves diversified markets. The Company competes with larger paper producers with greater resources.

     In the building materials markets, the Building Products Group competes with many companies that are substantially larger and have greater resources in the manufacturing of commodity building materials.

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

EXECUTIVE OFFICERS

     Set forth below are the names, ages, and titles of the persons who serve as executive officers of the Company:

               NAME                   AGE                       OFFICE
               ----                   ---                       ------
Clifford J. Grum...................   62    Chairman of the Board and Chief Executive
                                            Officer
William B. Howes...................   59    Executive Vice President
Kenneth M. Jastrow, II.............   49    Group Vice President and Chief Financial
                                            Officer
Harold C. Maxwell..................   56    Group Vice President
Ted A. Owens.......................   58    Group Vice President
Jack C. Sweeny.....................   50    Group Vice President
Joseph E. Turk.....................   53    Group Vice President
David H. Dolben....................   61    Vice President and Chief Accounting Officer
M. Richard Warner..................   45    Vice President, General Counsel, and Secretary
David W. Turpin....................   46    Treasurer

     Clifford J. Grum became Chairman of the Board, Chief Executive Officer, and a Director of the Company in February 1991 after serving as President, Chief Executive Officer, and a Director since October 1983. He also serves as Chairman, President, and Chief Executive Officer of Temple-Inland FPC, a Director of Inland, Chairman of the Board of Guaranty, and a Director of Financial Services.

     William B. Howes, who was named Executive Vice President and a Director in August 1996, became a Group Vice President of the Company and the Chairman of the Board and Chief Executive Officer of Inland in July 1993 after serving as the President and Chief Operating Officer of Inland since April 1992. From August 1990 until April 1992, Mr. Howes was the Executive Vice President of Inland. Before joining Inland in 1990, Mr. Howes was an employee of Union Camp Corporation for 28 years, serving most recently as Senior Vice President.

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

     Ted A. Owens became a Group Vice President of the Company in August 1996. He also serves as Executive Vice President of Inland. Mr. Owens has been employed by Inland since 1976. During that time he has served in various positions, including Group Vice President -- Containerboard, and Vice President Sales, Administration, and Engineering.

     Jack C. Sweeny became a Group Vice President of the Company in May 1996. He also serves as Group Vice President -- Forests Division of Temple-Inland FPC. From November 1982 through May 1996, Mr. Sweeny served as Vice
President -- Operations of the Building Products Division of Temple-Inland FPC.

     Joseph E. Turk became a Group Vice President of the Company in August 1996. He also serves as Executive Vice President of Inland. Mr. Turk has been employed by Inland since 1967 and has served in various capacities including Group Vice President -- Container Division and Division Vice President Manufacturing Services.

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

ITEM 2. PROPERTIES

     The Company owns and operates plants, mills, and manufacturing facilities throughout the United States, three box plants in Mexico, and box plants in Argentina, Chile, and Puerto Rico. Additional descriptions as of year-end of selected properties are set forth in the following charts:

                              CONTAINERBOARD MILLS

                                                                               RATED
                                                                    NO. OF     ANNUAL      1996*
                      LOCATION                         PRODUCT     MACHINES   CAPACITY   PRODUCTION
                      --------                        ----------   --------   --------   ----------
                                                                                    (IN TONS)
Ontario, California.................................  Linerboard          1    300,000      273,000
Rome, Georgia.......................................  Linerboard          2    820,000      790,000
Orange, Texas.......................................  Linerboard          2    645,000      621,000
Maysville, Kentucky.................................  Linerboard          1    350,000      324,000
Newark, California..................................  Medium              2     70,000       64,000
Newport, Indiana....................................  Medium              1    280,000      257,000
New Johnsonville, Tennessee.........................  Medium              1    255,000      248,000

---------------

* Production during the first half of 1996 was curtailed due to economic conditions in the industry.

                            BLEACHED PAPERBOARD MILL

                                                                                RATED
                                                                     NO. OF     ANNUAL       1996
                LOCATION                     PRODUCT MIX            MACHINES   CAPACITY   PRODUCTION
                --------                   ---------------          --------   --------   ----------
                                                                                     (IN TONS)
Evadale, Texas...........................  Bleached Pulp       3%      4       725,000      19,099
                                           Food Service       40%                          253,055
                                           Packaging          29%                          183,465
                                           Office Supplies    18%                          113,875
                                           Specialties         5%                           33,514
                                           Nodular Pulp        5%                           29,630
                                                             ----              -------     -------
                                                             100%      4       725,000*    632,638
                                                             ====              =======     =======

---------------

* Such capacity may vary to some degree depending on product mix. Due to market conditions for the grade it was designed to produce, the Company has decided to no longer operate a cylinder machine at the mill.

                        FOOD SERVICE CONVERTING PLANTS*

                                                                                    DATE
                          LOCATION                               PLANT SIZE       ACQUIRED
                          --------                               ----------       --------
                                                              (IN SQUARE FEET)
Sacramento, California......................................       88,000           1991
Carlisle, Ohio(1)...........................................       83,000           1991
El Cajon, California........................................      120,000           1991
Denver, Colorado............................................       50,000           1991
Farmersville, Louisiana(1)..................................       29,000           1994

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

                          CORRUGATED CONTAINER PLANTS*

                                                                               DATE
                                                              CORRUGATOR    ACQUIRED OR
                          LOCATION                               SIZE       CONSTRUCTED
                          --------                            ----------    -----------
Fort Smith, Arkansas........................................     87"           1978
Fort Smith, Arkansas(1)***..................................    None           1996
Bell, California............................................     97"           1972
Buena Park, California(1)...................................     85"           1990
El Centro, California(1)....................................     87"           1990
Newark, California..........................................     87"           1974
Ontario, California.........................................     87"           1985
Santa Fe Springs, California................................     98"           1972
Santa Fe Springs, California(1)**...........................     87"           1990
Santa Fe Springs, California***.............................    None           1990
Tracy, California**.........................................     87"           1986
Wheat Ridge, Colorado.......................................     87"           1977
Orlando, Florida............................................     98"           1955
Rome, Georgia**.............................................  87" & 98"        1955
Chicago, Illinois...........................................     87"           1957
Crawfordsville, Indiana.....................................     98"           1971
Evansville, Indiana.........................................     98"           1958
Indianapolis, Indiana.......................................     87"           1990
Garden City, Kansas.........................................     96"           1981
Kansas City, Kansas.........................................     87"           1981
Louisville, Kentucky........................................     87"           1958
Minden, Louisiana...........................................     98"           1986
Minneapolis, Minnesota......................................     87"           1986
Hattiesburg, Mississippi....................................     87"           1965
St. Louis, Missouri.........................................     87"           1963
Spotswood, New Jersey.......................................     87"           1963
Middletown, Ohio............................................     98"           1930
Biglerville, Pennsylvania...................................     98"           1955
Erie, Pennsylvania(2).......................................     85"           1952
Hazleton, Pennsylvania......................................     98"           1976
Vega Alta, Puerto Rico......................................     87"           1977
Lexington, South Carolina...................................     98"           1980
Rock Hill, South Carolina...................................     87"           1972
Elizabethton, Tennessee.....................................     98"           1982
Elizabethton, Tennessee(1)***...............................    None           1990
Dallas, Texas...............................................     98"           1962
Edinburg, Texas.............................................     87"           1989
Petersburg, Virginia........................................     87"           1991
San Jose Iturbide, Mexico...................................     87"           1994
Monterrey, Mexico...........................................     87"           1994
Los Mochis, Sinaloa, Mexico***..............................    None           1995
Buenos Aires, Argentina.....................................     98"           1994
Santiago, Chile.............................................     87"           1995

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

 ** The Santa Fe Springs, California (Crockett), Tracy, California and Rome,
    Georgia plants each contain two corrugators.

*** Sheet plants.

(1) Leased facilities.

(2) In February 1997, the Company announced its intention to close this box plant by the end of 1997.

     Additionally, Inland owns a graphics resource center in Indianapolis, Indiana, that has a 100" preprint press and a tape manufacturing facility in Milwaukee, Wisconsin, and also leases 50 warehouses located throughout much of the United States. Inland owns a specialty converting plant in Harrington, Delaware, and leases specialty converting plants in Ontario, California, Leominster, Massachusetts, and Rural Hall, North Carolina.

                               BUILDING PRODUCTS

                                                                                       RATED
                                                                                       ANNUAL
                     DESCRIPTION                               LOCATION               CAPACITY
                     -----------                               --------           ----------------
                                                                                  (IN MILLIONS OF
                                                                                    BOARD FEET)
Lumber................................................  Diboll, Texas                   150*
Lumber................................................  Pineland, Texas                  95
Lumber................................................  Buna, Texas                     170
Lumber................................................  Rome, Georgia                   115
Lumber................................................  DeQuincy, Louisiana             145

---------------

 *  Includes separate finger jointing capacity of 10 million board feet.

                                                                                       RATED
                                                                                       ANNUAL
                     DESCRIPTION                               LOCATION               CAPACITY
                     -----------                               --------           ----------------
                                                                                  (IN MILLIONS OF
                                                                                    SQUARE FEET)
Fiberboard............................................  Diboll, Texas                   460
Particleboard.........................................  Monroeville, Alabama            125
Particleboard.........................................  Thomson, Georgia                120
Particleboard.........................................  Diboll, Texas                   120
Particleboard.........................................  Hope, Arkansas                  170
Plywood...............................................  Pineland, Texas                 265
Gypsum Wallboard......................................  West Memphis, Arkansas          400
Gypsum Wallboard......................................  Fletcher, Oklahoma              440

                            TIMBER AND TIMBERLANDS*
                                   (IN ACRES)

Pine Plantations............................................  1,519,188
Natural Pine................................................    317,469
Hardwood....................................................    234,605
Special Use / Non-Forested..................................     98,755
                                                              ---------
          TOTAL.............................................  2,170,017
                                                              =========

---------------

* Includes approximately 243,000 acres of leased land.

     In the opinion of management, the Company's plants, mills, and manufacturing facilities are suitable for their purpose and adequate for the Company's business.

     The Company owns certain of the office buildings in which various of its corporate offices are headquartered. This includes approximately 76,000 square feet of space in Diboll, Texas, approximately 130,000 square feet in Indianapolis, Indiana, and 270,000 square feet of office space in Austin, Texas.

     The Company also owns 361,000 mineral acres in Texas and Louisiana. Revenue from lease and production activities on these acres totaled $8.3 million in 1996. Additionally, the Company owns 395,830 mineral acres in Alabama and Georgia, which produced no lease or production revenue in 1996.

     At year end 1996, property and equipment having a net book value of approximately $54.3 million were subject to liens in connection with $72.5 million of debt.

ITEM 3. LEGAL PROCEEDINGS

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

     Subsidiaries of the Company are involved in regulatory enforcement actions concerning the management of solid wastes at various facilities. These proceedings are representative of a trend the Company has observed toward more stringent application of RCRA regulations to solid wastes generated at kraft mills. In July 1993, a subsidiary's facility in Rome, Georgia, experienced a significant upset in its wastewater treatment process. This upset caused the Georgia environmental agency to order a temporary cessation of production. The Company's subsidiary has resolved its potential liability to the State of Georgia by paying a $100,000 monetary penalty and agreeing to perform certain work, but remains exposed to potential claims of the U.S. EPA and private citizens. Management believes, however, that these matters will not result in liability to an extent that would have a material adverse effect on the business or financial condition of the Company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matter to a vote of its shareholders during the fourth quarter of its last fiscal year.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Market Information:

     The information concerning market prices of the Company's Common Stock required by this item is incorporated by reference from page 34 of the Company's 1996 Annual Report to Shareholders furnished to the Securities and Exchange Commission pursuant to Rule 14a-3(b).

  Shareholders:

     The Company's stock transfer records indicated that as of March 7, 1997, there were approximately 7,250 holders of record of the Common Stock.

  Dividend Policy:

     On February 7, 1997, the Board of Directors declared a quarterly dividend on the Common Stock of $.32 per share payable on March 14, 1997, to shareholders of record on February 28, 1997. During the first three quarters of 1994, the Company paid a quarterly dividend of $.25 per share. The quarterly dividend was increased to $.27 per share beginning with the dividend payable December 15, 1994, was again increased to $.30 per share beginning with the dividend payable September 15, 1995, and was increased again to $.32 per share beginning with the dividend payable September 13, 1996. The Board will review its dividend policy periodically, and the declaration of dividends will necessarily depend upon earnings and financial requirements of the Company and other factors within the discretion of its Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA

     The information required by this item is incorporated by reference from page 34 of the Company's 1996 Annual Report to Shareholders furnished to the Securities and Exchange Commission pursuant to Rule 14a-3(b).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is incorporated by reference from pages 25 through 33 of the Company's 1996 Annual Report to Shareholders furnished to the Securities and Exchange Commission pursuant to Rule 14a-3(b).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements of the Company and its subsidiaries required to be included in this Item 8 are set forth in Item 14 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company has had no changes in or disagreements with its independent auditors to report under this item.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from pages 10 through 18 of the Company's Definitive Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference from pages 3 and 4 of the Company's Definitive Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference from pages 7 and 8 of the Company's Definitive Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents Filed as Part of Report.

1. FINANCIAL STATEMENTS:

                                                               PAGE
                            ITEM                              NUMBER
                            ----                              ------
Temple-Inland Inc. and Subsidiaries
     Report of Independent Auditors*........................     61
     Consolidated Statements of Income -- three years ended
      December 28, 1996*....................................     50
     Consolidating Balance Sheets at December 28, 1996, and
      December 30, 1995*....................................  52-53
     Consolidated Statements of Shareholders' Equity -- three
      years ended December 28, 1996*........................     54
     Consolidated Statements of Cash Flows -- three years
      ended December 28, 1996*..............................     51
     Notes to Consolidated Financial Statements*............  55-60

---------------

* Incorporated herein by reference from the Company's Annual Report to Shareholders for the fiscal year ended December 28, 1996, and filed for purposes of those portions so incorporated as Exhibit 13. Page numbers refer to page numbers in the Company's 1996 Annual Report to Shareholders.

2. FINANCIAL STATEMENT SCHEDULE:

     The following Financial Statement Schedule of the Company required by Regulation S-X and excluded from the Annual Report to Shareholders for the year ended December 28, 1996, is filed herewith at the page indicated.

                                                               PAGE
                            ITEM                              NUMBER
                            ----                              ------
Temple-Inland Inc. and Subsidiaries
  Schedule II -- Valuation and Qualifying Accounts..........     29

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are inapplicable and, therefore, have been omitted.

3. EXHIBITS:

        EXHIBIT
         NUMBER                                    EXHIBIT
        -------                                    -------
          3.01           -- Certificate of Incorporation of the Company(1), as
                            amended effective May 4, 1987(2), as amended effective
                            May 4, 1990(3)
          3.02           -- By-laws of the Company as amended and restated May 3,
                            1991(18)

        EXHIBIT
         NUMBER                                    EXHIBIT
        -------                                    -------
          4.01           -- Form of Specimen Common Stock Certificate of the
                            Company(4)
          4.02           -- Indenture dated as of September 1, 1986, between the
                            Registrant and Chemical Bank, as Trustee(5), as amended
                            by First Supplemental Indenture dated as of April 15,
                            1988, as amended by Second Supplemental Indenture dated
                            as of December 27, 1990(12), and as amended by Third
                            Supplemental Indenture dated as of May 9, 1991(13)
          4.03           -- Form of Specimen Medium-Term Note of the Company(5)
          4.04           -- Form of Fixed-rate Medium Term Note, Series B, of the
                            Company(12)
          4.05           -- Form of Floating-rate Medium Term Note, Series B, of the
                            Company(12)
          4.06           -- Form of 9% Note due May 1, 2001, of the Company(15)
          4.07           -- Form of Fixed-rate Medium Term Note, Series D, of the
                            Company(14)
          4.08           -- Form of Floating-rate Medium Term Note, Series D, of the
                            Company(14)
          4.09           -- Certificate of Designation, Preferences and Rights of
                            Series A Junior Participating Preferred Stock, dated
                            February 16, 1989(6)
          4.10           -- Rights Agreement, dated February 3, 1989, between the
                            Company and NCNB Texas National Bank, Dallas, Texas, as
                            Rights Agent(7)
          4.11           -- Form of 7.25% Note due September 15, 2004, of the
                            Company(16)
          4.12           -- Form of 8.25% Debenture due September 15, 2022, of the
                            Company(16)
         10.01*          -- 1988 Stock Option Plan for Key Employees and Directors of
                            Temple-Inland Inc. and its Subsidiaries(8)
         10.02*          -- Form of Incentive Option Agreement under the 1988 Stock
                            Option Plan(8)
         10.03*          -- Form of Nonqualified Option Agreement under the 1988
                            Stock Option Plan(8)
         10.04*          -- Temple-Inland Inc. Incentive Stock Plan(1), as amended
                            May 6, 1988(9), as amended February 7, 1992(18)
         10.05*          -- Form of Incentive Shares Agreement(10)
         10.06*          -- 1988 Performance Unit Plan for Key Employees of
                            Temple-Inland Inc. and its Subsidiaries(9), as amended
                            February 4, 1994(20)
         10.07*          -- Form of Performance Unit Rights Agreement under the
                            Performance Unit Plan(6)
         10.08           -- Assistance Agreement dated September 30, 1988, among the
                            Federal Savings and Loan Insurance Corporation; Guaranty
                            Federal Savings Bank, Dallas, Texas; Guaranty Holdings
                            Inc. I; Guaranty Holdings Inc. II; Temple-Inland Inc.;
                            Mason Best Company; and Trammell Crow Ventures 3,
                            Ltd.(11)
         10.09*          -- Temple-Inland Inc. 1993 Stock Option Plan(17)
         10.10*          -- Temple-Inland Inc. 1993 Restricted Stock Plan(17)
         10.11*          -- Temple-Inland Inc. 1993 Performance Unit Plan(17), as
                            amended February 4, 1994(20)
         10.12           -- Stock Purchase Agreement and Agreement and Plan of
                            Reorganization by and among Guaranty, Guaranty Holdings
                            Inc. I ("GHI"), Lone Star Technologies, Inc. ("LST"), and
                            LSST Financial Services Corporation ("LSST Financial"),
                            dated as of February 16, 1993(19)
         10.13           -- First Amendment to Stock Purchase agreement and Agreement and Plan of Reorganization by and among Guaranty, GHI,
                            LST and LSST Financial, dated as of April 2, 1993(19)

        EXHIBIT
         NUMBER                                    EXHIBIT
        -------                                    -------
         10.14           -- Second Amendment to Stock Purchase Agreement and
                            Agreement and Plan of Reorganization by and among
                            Guaranty, GHI, LST and LSST Financial, dated as of August
                            31, 1993(19)
         10.15           -- Third Amendment to Stock Purchase Agreement and Agreement
                            and Plan of Reorganization by and among Guaranty, GHI,
                            LST and LSST Financial, dated as of September 30,
                            1993(19)
         10.16           -- Holdback Escrow Agreement by and among LST, Guaranty, and
                            Bank One, Texas, N.A. dated as of November 12, 1993(19)
         10.17           -- Termination Agreement by and among Federal Deposit
                            Insurance Corporation, as Manager of the FSLIC Resolution
                            Fund, Guaranty Federal Bank, F.S.B., Guaranty Holdings
                            Inc. I, and Temple-Inland Inc., dated as of October 31,
                            1995(21)
         10.18           -- GFB Tax Agreement by and among Federal Deposit Insurance
                            Corporation, as Manager of the FSLIC Resolution Fund,
                            Guaranty Federal Bank, F.S.B., Guaranty Holdings Inc. I,
                            and Temple-Inland Inc., dated as of October 31, 1995(21)
         10.19           -- Termination Agreement by and among Federal Deposit
                            Insurance Corporation, as Manager of the FSLIC Resolution
                            Fund, Guaranty Federal Bank, F.S.B., the surviving
                            institution resulting from the merger of American Federal
                            Bank, F.S.B. with and into Guaranty, which subsequently
                            became the successor-in-interest to LSST Financial
                            Services Corporation, Guaranty Holdings Inc. I, and
                            Temple-Inland Inc., dated as of October 31, 1995(21)
         10.20           -- AFB Tax Agreement by and among Federal Deposit Insurance
                            Corporation, as Manager of the FSLIC Resolution Fund,
                            Guaranty Federal Bank, F.S.B., the surviving institution
                            resulting from the merger of American Federal Bank,
                            F.S.B. with and into Guaranty, which subsequently became
                            the successor-in-interest to LSST Financial Services
                            Corporation, Guaranty Holdings Inc. I, and Temple-Inland
                            Inc., dated as of October 31, 1995(21)
         10.21           -- Agreement and Plan of Merger by and among Temple-Inland
                            Inc., California Financial Holding Company, Guaranty
                            Federal Bank, F.S.B., and Stockton Savings Bank, F.S.B.,
                            dated as of December 8, 1996(22)
         10.22*          -- Temple-Inland Inc. 1997 Stock Option Plan(23)
         10.23*          -- Temple-Inland Inc. 1997 Restricted Stock Plan(23)
         11              -- Statement re: Computation of Per Share Earnings for the
                            three years ended December 28, 1996(24)
         13              -- Annual Report to Shareholders for the year ended December
                            28, 1996. Such Report is not deemed to be filed with the
                            Commission as part of this Annual Report on Form 10-K,
                            except for the portions thereof expressly incorporated by
                            reference.(24)
         21              -- Subsidiaries of the Company(24)
         23              -- Consent of Ernst & Young LLP(24)
         27              -- Financial Data Schedule(24)

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

(21) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

(22) Incorporated by reference to Registration Statement on Form S-4 (No. 333-21937) filed by the Company with the Commission.

(23) Incorporated by reference to the Company's Definitive Proxy Statement in connection with the Annual Meeting of Shareholders to be held May 2, 1997, and filed with the Commission on March 17, 1997.

(24) Filed herewith.

     (b) Reports on Form 8-K.

     No reports on Form 8-K were filed during the fourth quarter of 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized, on March 17, 1997.

                                            TEMPLE-INLAND INC.
                                            (Registrant)

                                            By:     /s/ CLIFFORD J. GRUM
                                              ----------------------------------
                                                      Clifford J. Grum,
                                                  Chairman of the Board and
                                                   Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                     CAPACITY                   DATE
                      ---------                                     --------                   ----

                /s/ CLIFFORD J. GRUM                     Director, Chairman of the        March 17, 1997
-----------------------------------------------------      Board, and Chief Executive
                  Clifford J. Grum                         Officer

             /s/ KENNETH M. JASTROW, II                  Group Vice President and Chief   March 17, 1997
-----------------------------------------------------      Financial Officer
               Kenneth M. Jastrow, II

                 /s/ DAVID H. DOLBEN                     Vice President and Chief         March 17, 1997
-----------------------------------------------------      Accounting Officer
                   David H. Dolben

                /s/ PAUL M. ANDERSON                     Director                         March 17, 1997
-----------------------------------------------------
                  Paul M. Anderson

                  /s/ ROBERT CIZIK                       Director                         March 17, 1997
-----------------------------------------------------
                    Robert Cizik

                /s/ ANTHONY M. FRANK                     Director                         March 17, 1997
-----------------------------------------------------
                  Anthony M. Frank

                /s/ WILLIAM B. HOWES                     Director                         March 17, 1997
-----------------------------------------------------
                  William B. Howes

                 /s/ BOBBY R. INMAN                      Director                         March 17, 1997
-----------------------------------------------------
                   Bobby R. Inman

               /s/ HERBERT A. SKLENAR                    Director                         March 17, 1997
-----------------------------------------------------
                 Herbert A. Sklenar

                 /s/ WALTER P. STERN                     Director                         March 17, 1997
-----------------------------------------------------
                   Walter P. Stern

                /s/ ARTHUR TEMPLE III                    Director                         March 17, 1997
-----------------------------------------------------
                  Arthur Temple III

                /s/ CHARLOTTE TEMPLE                     Director                         March 17, 1997
-----------------------------------------------------
                  Charlotte Temple

                 /s/ LARRY E. TEMPLE                     Director                         March 17, 1997
-----------------------------------------------------
                   Larry E. Temple

                         REPORT OF INDEPENDENT AUDITORS
                        ON FINANCIAL STATEMENT SCHEDULE

     We have audited the consolidated financial statements of Temple-Inland Inc. as of December 28, 1996 and December 30, 1995, and for each of the three years in the period ended December 28, 1996, and have issued our report thereon dated January 31, 1997 which is incorporated by reference in this Annual Report (Form 10-K) from the 1996 Annual Report to Shareholders of Temple-Inland Inc. Our audits also included the financial statement schedule listed in Item 14(a) of this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                  /s/ ERNST & YOUNG LLP

Houston, Texas
January 31, 1997

                                                                     SCHEDULE II

                      TEMPLE-INLAND INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS

                                 (IN MILLIONS)

                                                             BALANCE      CHARGED       CHARGED                      BALANCE
                                                                AT           TO        TO OTHER                      AT END
                                                            BEGINNING    COSTS AND    ACCOUNTS --   DEDUCTIONS --      OF
                                                            OF PERIOD     EXPENSES     DESCRIBE       DESCRIBE       PERIOD
                                                            ----------   ----------   -----------   -------------   ---------
Year ended December 28, 1996:
  Deducted from accounts receivable:
    Allowance for doubtful accounts.......................    $ 8.3        $ 3.1         $  --          $ 2.0(A)      $ 9.4
    Reserve for discounts and allowances..................      1.5           --           7.0(B)         7.1(C)        1.4
    Allowance for loan losses.............................     65.5         13.8            --           10.9(A)       68.4
    Allowance for unrealized (gains)/losses on
      available-for-sale securities.......................     (1.7)          --          13.9(E)          --          12.2
    Allowance for unrealized losses on mortgage loans held
      for sale............................................       .3           --            --             .3(A)         --
                                                              -----        -----         -----          -----         -----
        Totals............................................    $73.9        $16.9         $20.9          $20.3         $91.4
                                                              =====        =====         =====          =====         =====
Year ended December 30, 1995:
  Deducted from accounts receivable:
    Allowance for doubtful accounts.......................    $ 8.4        $ 1.9         $  --          $ 2.0(A)      $ 8.3
    Reserve for discounts and allowances..................       .7           --           7.9(B)         7.1(C)        1.5
    Allowance for loan losses.............................     53.9         14.6           4.2(D)         7.2(A)       65.5
    Allowance for unrealized (gains)/losses on
      available-for-sale securities.......................       .7          (.7)         (1.7)(E)         --          (1.7)
    Allowance for unrealized losses on mortgage loans held
      for sale............................................       .8           --            --             .5(A)         .3
                                                              -----        -----         -----          -----         -----
        Totals............................................    $64.5        $15.8         $10.4          $16.8         $73.9
                                                              =====        =====         =====          =====         =====
Year ended December 31, 1994:
  Deducted from accounts receivable:
    Allowance for doubtful accounts.......................    $ 7.4        $ 1.9         $  --          $  .9(A)      $ 8.4
    Reserve for discounts and allowances..................      1.0          2.7           5.1(B)         8.1(C)         .7
    Allowance for loan losses.............................     47.9          6.5           7.6(D)         8.1(A)       53.9
    Allowance for unrealized losses on available-for-sale
      securities..........................................       --           .7            --             --            .7
    Allowance for unrealized losses on mortgage loans held
      for sale............................................      1.6          (.3)           --             .5(A)         .8
                                                              -----        -----         -----          -----         -----
        Totals............................................    $57.9        $11.5         $12.7          $17.6         $64.5
                                                              =====        =====         =====          =====         =====

---------------

(A) Uncollectible accounts written off, net of recoveries.

(B)  Reduction of revenues for customer discounts.

(C) Customer discounts taken.

(D) Additions related to bulk purchases of loans.

(E)  Unrealized (gains)/losses.

                               INDEX TO EXHIBITS

  EXHIBIT
   NUMBER                            DESCRIPTION
  -------                            -----------
    3.01     -- Certificate of Incorporation of the Company(1), as
                amended effective May 4, 1987(2), as amended effective
                May 4, 1990(3)
    3.02     -- By-laws of the Company as amended and restated May 3,
                1991(18)
    4.01     -- Form of Specimen Common Stock Certificate of the
                Company(4)
    4.02     -- Indenture dated as of September 1, 1986, between the
                Registrant and Chemical Bank, as Trustee(5), as amended
                by First Supplemental Indenture dated as of April 15,
                1988, as amended by Second Supplemental Indenture dated
                as of December 27, 1990(12), and as amended by Third
                Supplemental Indenture dated as of May 9, 1991(13)
    4.03     -- Form of Specimen Medium-Term Note of the Company(5)
    4.04     -- Form of Fixed-rate Medium Term Note, Series B, of the
                Company(12)
    4.05     -- Form of Floating-rate Medium Term Note, Series B, of the
                Company(12)
    4.06     -- Form of 9% Note due May 1, 2001, of the Company(15)
    4.07     -- Form of Fixed-rate Medium Term Note, Series D, of the
                Company(14)
    4.08     -- Form of Floating-rate Medium Term Note, Series D, of the
                Company(14)
    4.09     -- Certificate of Designation, Preferences and Rights of
                Series A Junior Participating Preferred Stock, dated
                February 16, 1989(6)
    4.10     -- Rights Agreement, dated February 3, 1989, between the
                Company and NCNB Texas National Bank, Dallas, Texas, as
                Rights Agent(7)
    4.11     -- Form of 7.25% Note due September 15, 2004, of the
                Company(16)
    4.12     -- Form of 8.25% Debenture due September 15, 2022, of the
                Company(16)
   10.01*    -- 1988 Stock Option Plan for Key Employees and Directors of
                Temple-Inland Inc. and its Subsidiaries(8)
   10.02*    -- Form of Incentive Option Agreement under the 1988 Stock
                Option Plan(8)
   10.03*    -- Form of Nonqualified Option Agreement under the 1988
                Stock Option Plan(8)
   10.04*    -- Temple-Inland Inc. Incentive Stock Plan(1), as amended
                May 6, 1988(9), as amended February 7, 1992(18)
   10.05*    -- Form of Incentive Shares Agreement(10)
   10.06*    -- 1988 Performance Unit Plan for Key Employees of
                Temple-Inland Inc. and its Subsidiaries(9), as amended
                February 4, 1994(20)
   10.07*    -- Form of Performance Unit Rights Agreement under the
                Performance Unit Plan(6)
   10.08     -- Assistance Agreement dated September 30, 1988, among the
                Federal Savings and Loan Insurance Corporation; Guaranty
                Federal Savings Bank, Dallas, Texas; Guaranty Holdings
                Inc. I; Guaranty Holdings Inc. II; Temple-Inland Inc.;
                Mason Best Company; and Trammell Crow Ventures 3,
                Ltd.(11)
   10.09*    -- Temple-Inland Inc. 1993 Stock Option Plan(17)
   10.10*    -- Temple-Inland Inc. 1993 Restricted Stock Plan(17)
   10.11*    -- Temple-Inland Inc. 1993 Performance Unit Plan(17), as
                amended February 4, 1994(20)

  EXHIBIT
   NUMBER                            DESCRIPTION
  -------                            -----------
   10.12     -- Stock Purchase Agreement and Agreement and Plan of
                Reorganization by and among Guaranty, Guaranty Holdings
                Inc. I ("GHI"), Lone Star Technologies, Inc. ("LST"), and
                LSST Financial Services Corporation ("LSST Financial"),
                dated as of February 16, 1993(19)
   10.13     -- First Amendment to Stock Purchase agreement and Agreement and Plan of Reorganization by and among Guaranty, GHI,
                LST and LSST Financial, dated as of April 2, 1993(19)
   10.14     -- Second Amendment to Stock Purchase Agreement and
                Agreement and Plan of Reorganization by and among
                Guaranty, GHI, LST and LSST Financial, dated as of August
                31, 1993(19)
   10.15     -- Third Amendment to Stock Purchase Agreement and Agreement
                and Plan of Reorganization by and among Guaranty, GHI,
                LST and LSST Financial, dated as of September 30,
                1993(19)
   10.16     -- Holdback Escrow Agreement by and among LST, Guaranty, and
                Bank One, Texas, N.A. dated as of November 12, 1993(19)
   10.17     -- Termination Agreement by and among Federal Deposit
                Insurance Corporation, as Manager of the FSLIC Resolution
                Fund, Guaranty Federal Bank, F.S.B., Guaranty Holdings
                Inc. I, and Temple-Inland Inc., dated as of October 31,
                1995(21)
   10.18     -- GFB Tax Agreement by and among Federal Deposit Insurance
                Corporation, as Manager of the FSLIC Resolution Fund,
                Guaranty Federal Bank, F.S.B., Guaranty Holdings Inc. I,
                and Temple-Inland Inc., dated as of October 31, 1995(21)
   10.19     -- Termination Agreement by and among Federal Deposit
                Insurance Corporation, as Manager of the FSLIC Resolution
                Fund, Guaranty Federal Bank, F.S.B., the surviving
                institution resulting from the merger of American Federal
                Bank, F.S.B. with and into Guaranty, which subsequently
                became the successor-in-interest to LSST Financial
                Services Corporation, Guaranty Holdings Inc. I, and
                Temple-Inland Inc., dated as of October 31, 1995(21)
   10.20     -- AFB Tax Agreement by and among Federal Deposit Insurance
                Corporation, as Manager of the FSLIC Resolution Fund,
                Guaranty Federal Bank, F.S.B., the surviving institution
                resulting from the merger of American Federal Bank,
                F.S.B. with and into Guaranty, which subsequently became
                the successor-in-interest to LSST Financial Services
                Corporation, Guaranty Holdings Inc. I, and Temple-Inland
                Inc., dated as of October 31, 1995(21)
   10.21     -- Agreement and Plan of Merger by and among Temple-Inland
                Inc., California Financial Holding Company, Guaranty
                Federal Bank, F.S.B., and Stockton Savings Bank, F.S.B.,
                dated as of December 8, 1996(22)
   10.22*    -- Temple-Inland Inc. 1997 Stock Option Plan(23)
   10.23*    -- Temple-Inland Inc. 1997 Restricted Stock Plan(23)
   11        -- Statement re: Computation of Per Share Earnings for the
                three years ended December 28, 1996(24)
   13        -- Annual Report to Shareholders for the year ended December
                28, 1996. Such Report is not deemed to be filed with the
                Commission as part of this Annual Report on Form 10-K,
                except for the portions thereof expressly incorporated by
                reference. (24)
   21        -- Subsidiaries of the Company(24)
   23        -- Consent of Ernst & Young LLP(24)
   27        -- Financial Data Schedule(24)

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

(21) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

(22) Incorporated by reference to Registration Statement on Form S-4 (No. 333-21937) filed by the Company with the Commission.

(23) Incorporated by reference to the Company's Definitive Proxy Statement in connection with the Annual Meeting of Shareholders to be held May 2, 1997, and filed with the Commission on March 17, 1997.

(24) Filed herewith.