Form 10-Q
period 1997-03-29
TEMPLE INLAND INC
filed 1997-05-12
CIK 731939

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C. 20549

                            FORM 10-Q
(Mark One)

[ X ]  Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934 for the Quarterly Period
       Ended March 29, 1997
                               OR

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934 for the Transition Period
       From _______________________ to ____ ___________________

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

                             Number of common shares outstanding
           Class                    as of March 29, 1997

      Common Stock (par
      value $1.00 per share)              55,334,532


The Exhibit Index appears on page 20 of this report.

                 PART I.  FINANCIAL INFORMATION
                      FINANCIAL STATEMENTS


Summarized Statements of Income
Parent Company (Temple-Inland Inc.)
Unaudited


                                             First Quarter
                                           1997        1996
                                            (in millions)

Revenues
Net sales                                $ 649.0     $ 670.4
Financial services earnings                 29.5        24.7
                                           678.5       695.1

Costs and Expenses
Cost of sales                              567.1       533.1
Selling and administrative                  62.7        64.1
                                           629.8       597.2

Operating Income                            48.7        97.9

Interest - net                             (27.8)      (26.7)

Other                                         .8          .2

Income Before Taxes                         21.7        71.4

Taxes on income                              8.5        25.0

Net Income                               $  13.2     $  46.4








See notes to consolidated financial statements.

Summarized Balance Sheets
Parent Company (Temple-Inland Inc.)
Unaudited



                                      March 29,    December 28,
                                         1997          1996
                                           (in millions)
ASSETS

Current Assets
Cash                                  $    15       $    14
Receivables, less allowances of
  $9 million in 1997 and 1996             303           295
Inventories:
  Work in process and finished goods      119           107
  Raw materials                           228           220
                                          347           327
Prepaid expenses                           18            13
  Total current assets                    683           649

Investment in Financial Services          608           592

Property and Equipment
Buildings                                 521           516
Machinery and equipment                 3,599         3,576
Less allowances for depreciation and
    amortization                       (1,938)       (1,882)
                                        2,182         2,210
Construction in progress                  121           106
                                        2,303         2,316
Timber and timberlands--
    less depletion                        527           503
Land                                       31            31
  Total property and equipment          2,861         2,850

Other Assets                              170           161

Total Assets                          $ 4,322       $ 4,252


See notes to consolidated financial statements.

Parent Company (Temple-Inland Inc.)
Unaudited



                                       March 29,   December 28,
                                         1997          1996
                                           (in millions)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable                      $   129       $   143
Accrued expenses                          134           140
Employee compensation and benefits         17            28
Current portion of long-term debt          12             8
  Total current liabilities               292           319

Long-Term Debt                          1,636         1,522

Deferred Income Taxes                     232           234

Postretirement Benefits                   137           136

Other Liabilities                          25            26

Shareholders' Equity                    2,000         2,015


Total Liabilities and
    Shareholders' Equity              $ 4,322       $ 4,252






See notes to consolidated financial statements.

Summarized Statements of Cash Flows
Parent Company (Temple-Inland Inc.)
Unaudited



                                            First Quarter
                                           1997         1996
                                              (in millions)
Cash Provided by (Used for) Operations
Net income                              $    13.2    $    46.4
Adjustments to reconcile net income
 to net cash:
  Depreciation and depletion                 63.1         60.8
  Deferred taxes                             (2.9)        (1.3)
  Unremitted earnings of affiliates         (17.9)       (15.0)
  Receivables                                (7.8)       (19.6)
  Inventories                               (19.6)       (11.0)
  Accounts payable and accrued expenses     (31.1)       (40.2)
  Other                                     (33.0)         5.7
                                            (36.0)        25.8

Cash Provided by (Used for) Investments
Capital expenditures                        (51.9)       (55.5)
Other                                        (4.2)        (2.5)
                                            (56.1)       (58.0)

Cash Provided by (Used for) Financing
Change in debt, net                         118.7         55.9
Purchase of stock for treasury              (11.2)        (7.1)
Cash dividends paid to shareholders         (17.8)       (16.6)
Other                                         2.6           .3
                                             92.3         32.5

Net increase in cash and
  cash equivalents                             .2           .3

Cash and cash equivalents at beginning
  of period                                  14.3         14.7

Cash and cash equivalents at end
  of period                             $    14.5    $    15.0






See notes to consolidated financial statements.

Summarized Statements of Income
Temple-Inland Financial Services
Unaudited



                                            First Quarter
                                          1997         1996
                                             (in millions)

Interest income
Mortgage-backed and investment
  securities                            $  37.1      $  49.7
Loans receivable and mortgage loans
  held for sale                           118.4        101.8
Other earning assets                        5.0          5.7
    Total interest income                 160.5        157.2

Interest expense
Deposits                                   74.8         78.4
Borrowed funds                             35.3         29.5
    Total interest expense                110.1        107.9

Net interest income                        50.4         49.3

Provision for loan losses                   (.7)         6.2

Net interest income after provision for
  loan losses                              51.1         43.1

Noninterest income
Loan servicing fees                        14.5         13.7
Loan origination and marketing              6.8          6.6
Other                                      20.1         20.8
                                           41.4         41.1

Noninterest expense
Compensation and benefits                  27.3         25.2
Other                                      35.7         34.3
    Total noninterest expense              63.0         59.5

Income before taxes                        29.5         24.7

Taxes on income                            11.6          9.7

Net Income                              $  17.9      $  15.0


See notes to consolidated financial statements.

Summarized Balance Sheets
Temple-Inland Financial Services
Unaudited




                                        March 31,   December 31,
                                          1997          1996
                                            (in millions)
ASSETS

Cash and cash equivalents              $   121       $   214
Mortgage loans held for sale               248           244
Loans receivable                         5,921         5,414
Mortgage-backed and investment
  securities                             2,512         2,783
Other assets                               680           680


TOTAL ASSETS                           $ 9,482       $ 9,335


LIABILITIES

Deposits                               $ 6,209       $ 6,263
Securities sold under repurchase
  agreements                             1,890         1,937
Federal Home Loan Bank advances            295            55
Other borrowings                           122           133
Other liabilities                          358           355

TOTAL LIABILITIES                        8,874         8,743

SHAREHOLDER'S EQUITY                       608           592

TOTAL LIABILITIES AND SHAREHOLDER'S
EQUITY                                 $ 9,482       $ 9,335



See notes to consolidated financial statements.

Summarized Statements of Cash Flows
Temple-Inland Financial Services
Unaudited
                                               First Quarter
                                            1997        1996
                                               (in millions)
Cash Provided by (Used for) Operations
Net income                                $  17.9     $  15.0
Adjustments to reconcile net income
to net cash:
  Amortization, accretion and
    depreciation                              7.3         7.6
  Provision for loan losses                   (.7)        6.2
  Receivable from FDIC                          -         7.2
  Mortgage loans held for sale               (3.1)      (76.4)
Collections and remittances on loans
    serviced for others, net                (22.0)       (9.7)
Other                                        16.2       (35.5)
                                             15.6       (85.6)

Cash Provided by (Used for) Investments
Purchases of securities
    held-to-maturity                        (14.3)        (.1)
Purchases of securities
    available-for-sale                          -        (1.7)
Maturities of securities
    held-to-maturity                         93.6        75.0
Maturities of securities
   available-for-sale                        14.8        21.3
Proceeds from sale of securities
   available-for-sale                       171.2         4.3
Loans originated or acquired - net of
  principal collected on loans             (536.0)     (194.5)
Other                                        11.3       (14.8)

                                           (259.4)     (110.5)

Cash Provided by (Used for) Financing
Net decrease in deposits                    (53.6)       (8.2)
Securities sold under repurchase agreements
  and short-term borrowings - net           (46.8)      227.2
Change in debt, net                         228.5       (89.3)
Net increase in advances from borrowers
  for taxes and insurance                    22.6        18.2

                                            150.7       147.9

Net decrease in cash and cash
  equivalents                               (93.1)      (48.2)

Cash and cash equivalents at
  beginning of period                       214.4       343.1

Cash and cash equivalents at
  end of period                           $ 121.3     $ 294.9

See notes to consolidated financial statements.

Consolidated Statements of Income
Temple-Inland Inc. and Subsidiaries
Unaudited



                                               First Quarter
                                            1997         1996
                                              (in millions)
Revenues
Manufacturing net sales                   $ 649.0      $ 670.4
Financial services revenues                 201.9        198.3
                                            850.9        868.7

Costs and Expenses
Manufacturing costs and expenses            629.8        597.2
Financial services expenses                 172.4        173.6
                                            802.2        770.8


Operating Income                             48.7         97.9

Parent company interest - net               (27.8)       (26.7)

Other                                          .8           .2

Income Before Taxes                          21.7         71.4

Taxes on income                               8.5         25.0

Net Income                                $  13.2      $  46.4


Earnings per share                        $   .24      $   .84


Dividends Paid Per Share of Common Stock  $   .32      $   .30


Weighted Average Shares Outstanding          55.6         55.6



See notes to consolidated financial statements.

Consolidating Balance Sheet
Temple-Inland Inc. and Subsidiaries
March 29, 1997
Unaudited
                               Parent    Financial
                              Company    Services  Consolidated
                                        (in millions)
ASSETS

Cash and cash equivalents    $    15    $   121     $   136
Mortgage loans held for sale       -        248         248
Loans receivable                   -      5,921       5,921
Mortgage-backed and investment
 securities                        -      2,512       2,512
Trade and other receivables      303          -         302
Inventories                      347          -         347
Property & equipment           2,861         83       2,944
Other assets                     188        597         741
Investment in Financial
  Services                       608          -           -

TOTAL ASSETS                 $ 4,322    $ 9,482     $13,151

LIABILITIES

Deposits                     $     -    $ 6,209     $ 6,209
Securities sold under repurchase
  agreements and Federal Home
  Loan Bank advances               -      2,185       2,185
Other liabilities                317        358         659
Long-term debt                 1,636        122       1,758
Deferred income taxes            232          -         203
Postretirement benefits          137          -         137

TOTAL LIABILITIES            $ 2,322    $ 8,874      11,151

SHAREHOLDERS' EQUITY

Preferred stock - par value $1 per share:
 authorized 25,000,000 shares; none issued
        -
Common stock - par value $1 per share:
 authorized 200,000,000 shares; issued
 61,389,552 shares including shares held
 in the treasury                                         61
Additional paid-in capital                              305
Translation and other adjustments                       (26)
Retained earnings                                     1,833
                                                      2,173
Cost of shares held in the treasury:
 6,055,020 shares                                      (173)

TOTAL SHAREHOLDERS' EQUITY                            2,000

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $13,151

See the notes to the consolidated financial statements.

Consolidating Balance Sheet
Temple-Inland Inc. and Subsidiaries
December 28, 1996
Unaudited
                               Parent   Financial
                              Company    Services  Consolidated
                                        (in millions)
ASSETS

Cash and cash equivalents    $    14    $   214     $   228
Mortgage loans held for sale       -        244         244
Loans receivable                   -      5,414       5,414
Mortgage-backed and investment
  securities                       -      2,783       2,783
Trade and other receivables      295          -         292
Inventories                      327          -         327
Property & equipment           2,850         81       2,931
Other assets                     174        599         728
Investment in Financial
  Services                       592          -           -

TOTAL ASSETS                 $ 4,252    $ 9,335     $12,947

LIABILITIES

Deposits                     $     -    $ 6,263     $ 6,263
Securities sold under repurchase
  agreements and Federal Home
  Loan Bank advances               -      1,992       1,992
Other liabilities                345        355         685
Long-term debt                 1,522        133       1,655
Deferred income taxes            234          -         201
Postretirement benefits          136          -         136

TOTAL LIABILITIES            $ 2,237    $ 8,743      10,932

SHAREHOLDERS' EQUITY

Preferred stock - par value $1 per share:
 authorized 25,000,000 shares; none issued
        -
Common stock - par value $1 per share:
 authorized 200,000,000 shares; issued
 61,389,552 shares including shares held
 in the treasury                                         61
Additional paid-in capital                              305
Translation and other adjustments                       (24)
Retained earnings                                     1,837
                                                      2,179
Cost of shares held in the treasury:
 5,940,802 shares                                      (164)

TOTAL SHAREHOLDERS' EQUITY                            2,015

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $12,947


See the notes to the consolidated financial statements.

Consolidated Statements of Cash Flows
Temple-Inland Inc. and Subsidiaries
Unaudited

                                               First Quarter
                                             1997        1996
                                               (in millions)

Cash Provided by (Used for) Operations
Net income                                 $  13.2     $  46.4
Adjustments to reconcile net income
 to net cash:
    Depreciation and depletion                66.0        63.0
    Amortization and accretion                 4.4         5.4
    Deferred taxes                             2.5         6.7
    Receivable from FDIC                         -         7.2
    Trade and other receivables               (7.8)      (19.6)
    Accounts payable and accrued expenses    (31.1)      (39.9)
    Inventories                              (19.6)      (11.0)
    Mortgage loans held for sale              (3.1)      (76.4)
    Decrease in collections and remittances
      on loans serviced for others, net      (22.0)       (9.7)
    Other                                    (22.9)      (31.9)
                                             (20.4)      (59.8)
Cash Provided by (Used for) Investments
Capital expenditures                         (56.2)      (59.4)
Purchases of securities held-to-maturity     (14.3)        (.1)
Purchases of securities available-for-sale       -        (1.7)
Maturities of securities held-to-maturity     93.6        75.0
Maturities of securities available-for-sale    14.8       21.3
Proceeds from sale of securities available-
  for-sale                                   171.2         4.3
Loans originated or acquired - net of
  principal collected on loans              (536.0)     (194.5)
Other                                         11.4       (13.4)
                                            (315.5)     (168.5)
Cash Provided by (Used for) Financing
Additions to debt                            370.5       166.9
Payments of debt                             (23.3)     (200.2)
Securities sold under repurchase agreements
  and short-term borrowings - net            (46.8)      227.2
Cash dividends paid to shareholders          (17.8)      (16.6)
Net decrease in deposits                     (53.6)       (8.2)
Net increase in advances from borrowers for
  taxes and insurance                         22.6        18.2
Other                                         (8.6)       (6.9)
                                             243.0       180.4

Net decrease in cash and cash equivalents    (92.9)      (47.9)

Cash and cash equivalents at
  beginning of period                        228.7       357.8

Cash and cash equivalents at
  end of period                            $ 135.8     $ 309.9


See notes to consolidated financial statements.

               TEMPLE-INLAND INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in, or incorporated into, Temple-Inland Inc.'s (the "Company") Annual Report on Form 10-K for the fiscal year ended December 28, 1996.

The consolidated financial statements include the accounts of Temple-Inland Inc. and all subsidiaries in which the Company has more than a 50 percent equity ownership. However, because certain assets and liabilities are in separate corporate entities, the consolidated assets are not available to satisfy all consolidated liabilities. All material intercompany amounts and transactions have been eliminated. Certain amounts have been reclassified to conform with current year's classification.

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

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share , which is effective for financial statements issued for periods ending after December 15, 1997. At this time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The method of calculating fully diluted earnings per share will remain unchanged. The impact of Statement 128 on the calculation of earnings per share is not expected to be material.


NOTE B - CONTINGENCIES


There are pending against the Company and its subsidiaries lawsuits and claims arising in the regular course of business. In the opinion of management, recoveries, if any, by plaintiffs or claimants that may result from the foregoing litigation and claims will not be material in relation to the consolidated financial statements of the Company and its subsidiaries.

              MANAGEMENT'S DISCUSSION AND ANALYSIS



Results of Operations

Results of operations, including information regarding the Company's principal business segments, are shown below:


                                              First Quarter
                                            1997        1996
                                               (in millions)
  Revenues
  Paper                                   $ 502.4     $ 543.1
  Building products                         146.6       127.3
    Manufacturing net sales                 649.0       670.4
  Financial services                        201.9       198.3
    Total revenues                        $ 850.9     $ 868.7



  Income
  Paper                                   $  (7.1)    $  61.2
  Building products                          32.1        17.0
    Operating profit                         25.0        78.2
  Financial services                         29.5        24.7
                                             54.5       102.9
  Corporate expenses                         (5.8)       (5.0)
  Parent company interest - net             (27.8)      (26.7)
  Other - net                                  .8          .2
    Income before taxes                      21.7        71.4
  Taxes on income                             8.5        25.0
      Net income                          $  13.2     $  46.4

First Quarter 1997 vs. First Quarter 1996

First quarter earnings of $13.2 million, or $.24 per share, represent a decrease of 72 percent from first quarter 1996 net income of $46.4 million, or $.84 per share. Revenues for the quarter were $850.9 million.

The paper group reported an operating loss of $7.1 million in the first quarter. This compares with operating earnings of $61.2 million in the first quarter of 1996. Although demand for corrugated containers strengthened in the quarter and shipments were up approximately five percent over first quarter 1996 levels, the paper group's corrugated container operation continued to experience declining prices for containerboard and corrugated containers. The bleached paperboard operation experienced improved sales and production volumes despite problems with a digester early in the quarter. Prices for bleached paperboard remained stable throughout the quarter.

The building products group reported first quarter operating earnings of $32.1 million, an increase of 89 percent from first quarter 1996 operating earnings. Revenues for the first quarter were $146.6 million, up $19.3 million from last year's first quarter revenues of $127.3 million. After slumping late in the fourth quarter of 1996, demand for lumber, particleboard and fiberboard strengthened during the first quarter of 1997. The gypsum operation had another outstanding quarter, benefiting from strong demand and higher prices. As part of the announced plan to modernize its particleboard plants, this group will begin the renovation of the Diboll, Texas, particleboard plant in April with expectations of resuming production late in the second quarter. Similar renovations to the Thomson, Georgia, particleboard plant are scheduled to start later in the year.

The financial services group reported first quarter operating earnings of $29.5 million. This compares with $24.7 million in the first quarter of 1996. These record first quarter operating earnings were the result of Guaranty Federal Bank continuing to add high quality, adjustable rate loans to its portfolio. During the quarter, total loans increased by $500 million to $6.2 billion, which is 71 percent of total earning assets. Further cost reduction and internal efficiencies also contributed to earnings.

Net interest expense increased to $27.8 million in the first quarter of 1997 compared with $26.7 million in the first quarter of last year. Capitalized interest decreased from $1.4 million in the first quarter of 1996 to $.4 million in the first quarter of 1997. Interest expense increased slightly from $28.1 million in the first quarter of 1996 to $28.2 million in the first quarter of 1997.

Capital Resources and Liquidity

The Company's financial condition continues to be strong. Internally generated funds, existing credit facilities and the capacity to issue long-term debt are sufficient to fund projected capital expenditures, to service existing debt, to pay dividends and to meet normal working capital requirements. During the first quarter of 1997, the Parent Company's debt increased $118.7 million mainly through issuance of commercial paper and bank debt.

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

Item 2.     Changes in Securities.
            None.

Item 3.     Defaults Upon Senior Securities.
            None.

Item 4. Submission of Matters to a Vote of Security Holders. The Company held its annual meeting of stockholders on May 2, 1997, at which a quorum was present. The table below sets forth the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes for each matter voted upon at that meeting.


                                                              Abstentions
                                                   Against or  and Broker
Matter                                  For         Withheld   Non-votes

1.   Election of four Directors

     (a)    Paul M. Anderson        47,950,267       844,490           -

     (b)    Robert Cizik            47,985,897       858,860           -

     (c)    Arthur Temple III       48,264,559       530,198           -

     (d)    Larry E. Temple         48,261,932       532,825           -

2.   Ratification of appointment
     of Ernst & Young LLP           48,616,024       109,096      69,637

3.   Ratification of the adoption
     of the Company's 1997 Stock
     Option Plan                    40,554,633     8,011,604     228,520

4.   Ratification of the adoption
     of the Company's 1997
     Restricted Stock Plan          45,262,149     3,277,086     255,522


Item 5.     Other Information.
            None.

                   PART II.  OTHER INFORMATION
                           (Continued)




Item 6.     Exhibits and Reports on Form 8-K.
            (a) Exhibits.


   Regulation S-K
   Exhibit Number

      (11)  Statement re computation of per share earnings.

      (27)  Financial Data Schedule

            (b) Reports on Form 8-K. During the three months ended March 29, 1997, the Company did not file any reports on Form 8-K.

                           SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            TEMPLE-INLAND INC.
                               (Registrant)







Date:  May 12, 1997         By  /s/ David H. Dolben
                              David H. Dolben
                              Vice President and
                              Chief Accounting Officer

                          EXHIBIT INDEX




The following is an index of the exhibits filed herewith. The page reference set forth opposite the description of exhibits included in such index refers to the pages under the sequential numbering system prescribed by Rule 0-3(b) under the Securities Exchange Act of 1934.




Regulation S-K
   Exhibit                                       Sequential
    Number                                       Page Number

     (11)          Statement re computation of       21
                     per share earnings.

     (27)          Financial Data Schedule           22