Form 10-Q
period 1997-06-28
TEMPLE INLAND INC
filed 1997-08-11
CIK 731939

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q


[ X ]  Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934 for the Quarterly Period
       Ended June 28, 1997



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

                             (409) 829-5511
            (Registrant's telephone number, including area code)

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

                                   Number of common shares outstanding
             Class                        as of June 28, 1997

      Common Stock (par
      value $1.00 per share)                    56,769,513


The Exhibit Index appears on page 21 of this report.

                        PART I.  FINANCIAL INFORMATION
                             FINANCIAL STATEMENTS



Summarized Statements of Income
Parent Company (Temple-Inland Inc.)
Unaudited





                                      Second Quarter        First Six Months
                                      1997       1996      1997        1996
                                                  (in millions)

Revenues
Net sales                           $ 687.1    $ 677.9  $ 1,336.1   $ 1,348.3
Financial services earnings            32.4       29.7       61.9        54.4
                                      719.5      707.6    1,398.0     1,402.7

Costs and Expenses
Cost of sales                         602.2      553.3    1,169.3     1,086.4
Selling and administrative             65.0       73.6      127.7       137.7
                                      667.2      626.9    1,297.0     1,224.1

Operating Income                       52.3       80.7      101.0       178.6

Interest - net                        (28.3)     (27.5)     (56.1)      (54.2)

Other                                   1.9        1.3        2.7         1.5

Income Before Taxes                    25.9       54.5       47.6       125.9

Taxes on income                        10.3       19.1       18.8        44.1

Net Income                          $  15.6    $  35.4  $    28.8   $    81.8



See notes to consolidated financial statements.

Summarized Balance Sheets
Parent Company (Temple-Inland Inc.)
Unaudited




                                                 June 28,      December 28,
                                                   1997           1996
                                                       (in millions)
ASSETS

Current Assets
Cash                                            $    15         $    14
Receivables, less allowances of
  $12 million in 1997 and $9
  million in 1996                                   322             295
Inventories:
  Work in process and finished goods                110             107
  Raw materials                                     222             220
                                                    332             327
Prepaid expenses                                     17              13
  Total current assets                              686             649

Investment in Financial Services                    660             592

Property and Equipment
Buildings                                           540             516
Machinery and equipment                           3,609           3,576
Less allowances for depreciation and
  amortization                                   (1,995)         (1,882)
                                                  2,154           2,210
Construction in progress                            149             106
                                                  2,303           2,316
Timber and timberlands--less depletion              523             503
Land                                                 32              31
  Total property and equipment                    2,858           2,850

Other Assets                                        173             161

Total Assets                                    $ 4,377         $ 4,252


See notes to consolidated financial statements.

Parent Company (Temple-Inland Inc.)
Unaudited




                                                 June 28,     December 28,
                                                   1997          1996
                                                     (in millions)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable                                $   126        $   143
Accrued expenses                                    177            140
Employee compensation and benefits                   19             28
Current portion of long-term debt                     2              8
  Total current liabilities                         324            319

Long-Term Debt                                    1,573          1,522

Deferred Income Taxes                               235            234

Postretirement Benefits                             138            136

Other Liabilities                                    23             26

Shareholders' Equity                              2,084          2,015


Total Liabilities and Shareholders' Equity      $ 4,377        $ 4,252


See notes to consolidated financial statements.

Summarized Statements of Cash Flows
Parent Company (Temple-Inland Inc.)
Unaudited




                                                      First Six Months
                                                      1997        1996
                                                        (in millions)
Cash Provided by (Used for) Operations
Net income                                         $    28.8   $    81.8
Adjustments to reconcile net income to net cash:
  Depreciation and depletion                           126.4       120.4
  Deferred taxes                                          .7       (11.4)
  Unremitted earnings of affiliates                    (50.4)      (33.0)
  Receivables                                          (26.8)      (31.0)
  Inventories                                           (4.9)       18.1
  Prepaid expenses                                      (4.2)        3.5
  Accounts payable and accrued expenses                 10.0       (41.1)
  Other                                                (25.8)       13.7
                                                        53.8       121.0

Cash Provided by (Used for) Investments
Capital expenditures                                  (115.0)     (166.1)
Investment in joint ventures/acquisitions               (7.8)      (17.0)
Sale of property and equipment                           1.7         2.6
Capital contributions to financial services            (24.6)          -
Dividends from financial services                      125.0        11.2
Acquisition of California Financial Holding
  Company, net of cash acquired                        (22.7)          -
                                                       (43.4)     (169.3)

Cash Provided by (Used for) Financing
Change in debt, net                                     45.8        94.3
Purchase of stock for treasury                         (25.5)      (12.8)
Cash dividends paid to shareholders                    (35.5)      (33.3)
Other                                                    5.3          .5
                                                        (9.9)       48.7

Net increase in cash and cash equivalents                 .5          .4

Cash and cash equivalents at beginning
  of period                                             14.3        14.7

Cash and cash equivalents at end of period         $    14.8   $    15.1







See notes to consolidated financial statements.

Summarized Statements of Income
Temple-Inland Financial Services
Unaudited


                                        Second Quarter      First Six Months
                                       1997      1996       1997      1996
                                                   (in millions)
Interest Income
Mortgage-backed and investment
  securities                         $  37.1   $  46.7    $  74.2   $  96.4
Loans receivable and mortgage loans
  held for sale                        122.4     105.7      240.8     207.5
Other earning assets                     5.2       5.2       10.2      10.9
    Total interest income              164.7     157.6      325.2     314.8

Interest Expense
Deposits                                76.3      77.3      151.1     155.7
Borrowed funds                          37.8      31.0       73.1      60.5
    Total interest expense             114.1     108.3      224.2     216.2

Net Interest Income                     50.6      49.3      101.0      98.6

Provision for loan losses                1.4       2.9         .7       9.1

Net Interest Income After Provision For
  Loan Losses                           49.2      46.4      100.3      89.5

Noninterest Income
Loan servicing fees                     17.6      13.8       32.1      27.5
Loan origination and marketing           9.6       7.6       16.4      14.2
Other                                   28.9      26.5       49.0      47.3
                                        56.1      47.9       97.5      89.0

Noninterest Expense
Compensation and benefits               29.5      25.4       56.8      50.6
Other                                   42.4      39.2       78.1      73.5
    Total noninterest expense           71.9      64.6      134.9     124.1

Income before taxes                     33.4      29.7       62.9      54.4

Minority interest in income of
  consolidated subsidiary               (1.0)        -       (1.0)        -

Pretax Income After Minority
  Interest                              32.4      29.7       61.9      54.4

Taxes on income                          (.1)     11.7       11.5      21.4

Net Income                           $  32.5   $  18.0    $  50.4   $  33.0


See notes to consolidated financial statements.

Summarized Balance Sheets
Temple-Inland Financial Services
Unaudited




                                            June 30,           December 31,
                                              1997                1996
                                                    (in millions)
ASSETS

Cash and cash equivalents                 $    174              $   214
Mortgage loans held for sale                   429                  244
Loans receivable                             6,804                5,414
Mortgage-backed and investment
  securities                                 2,976                2,783
Other assets                                   880                  680

TOTAL ASSETS                              $ 11,263              $ 9,335


LIABILITIES

Deposits                                  $  7,278              $ 6,263
Securities sold under repurchase
  agreements                                 1,914                1,937
Federal Home Loan Bank advances                604                   55
Other borrowings                               151                  133
Other liabilities                              506                  355

TOTAL LIABILITIES                           10,453                8,743

PREFERRED STOCK ISSUED BY SUBSIDIARY           150                    -

SHAREHOLDER'S EQUITY                           660                  592

TOTAL LIABILITIES AND SHAREHOLDER S
EQUITY                                    $ 11,263              $ 9,335


See notes to consolidated financial statements.

Summarized Statements of Cash Flows
Temple-Inland Financial Services
Unaudited

                                                        First Six Months
                                                       1997         1996
                                                         (in millions)
Cash Provided by (Used for) Operations
Net income                                           $  50.4      $  33.0
Adjustments to reconcile net income
  to net cash:
    Amortization, accretion and depreciation            16.5         17.1
    Provision for loan losses                             .7          9.1
    Receivable from FDIC                                   -          7.4
    Mortgage loans held for sale                        (4.6)       (36.2)
    Collections and remittances on loans
      serviced for others, net                          68.7        (51.7)
    Other                                              (12.5)       (53.1)
                                                       119.2        (74.4)
Cash Provided by (Used for) Investments
Purchases of securities held-to-maturity               (19.2)         (.1)
Purchases of securities available-for-sale                 -         (2.2)
Maturities of securities held-to-maturity              163.0        162.0
Maturities of securities available-for-sale             28.0         47.8
Proceeds from sale of securities available-
  for-sale                                             172.4          4.3
Loans originated or acquired - net of
  principal collected on loans                        (784.0)      (359.1)
Other                                                   (2.9)       (14.0)
                                                      (442.7)      (161.3)
Cash Provided by (Used for) Financing
Net increase (decrease) in deposits                     33.8        (38.9)
Securities sold under repurchase agreements
  and short-term borrowings - net                      (48.3)       341.9
Change in debt, net                                    195.3        (85.5)
Capital contributions from parent                       24.6            -
Proceeds from sale of subsidiary preferred stock       150.1            -
Dividends paid to parent                              (125.0)       (11.2)
Net increase in advances from borrowers for
  taxes and insurance                                   52.4         47.8
                                                       282.9        254.1

Net increase (decrease) in cash and cash
  equivalents                                          (40.6)        18.4

Cash and cash equivalents at beginning of period       214.4        343.1

Cash and cash equivalents at end of period           $ 173.8      $ 361.5


See notes to consolidated financial statements.

Consolidated Statements of Income
Temple-Inland Inc. and Subsidiaries
Unaudited


                                      Second Quarter       First Six Months
                                     1997       1996      1997         1996
                                     (In millions, except for per share data)

Revenues
Manufacturing net sales            $ 687.1    $ 677.9  $ 1,336.1    $ 1,348.3
Financial services revenues          220.8      205.5      422.7        403.8
                                     907.9      883.4    1,758.8      1,752.1

Costs and Expenses
Manufacturing costs and expenses     667.2      626.9    1,297.0      1,224.1
Financial services expenses          188.4      175.8      360.8        349.4
                                     855.6      802.7    1,657.8      1,573.5

Operating Income                      52.3       80.7      101.0        178.6

Parent Company Interest - net        (28.3)     (27.5)     (56.1)       (54.2)

Other                                  1.9        1.3        2.7          1.5

Income Before Taxes                   25.9       54.5       47.6        125.9

Taxes on Income                       10.3       19.1       18.8         44.1

Net Income                         $  15.6    $  35.4  $    28.8    $    81.8


Earnings per share                   $ .28      $ .63      $ .52        $1.47

Dividends Paid Per Share of
  Common Stock                       $ .32      $ .30      $ .64        $ .60

Weighted Average Shares
  Outstanding                         55.6       55.6       55.6         55.6


See notes to consolidated financial statements.

Consolidated Balance Sheets
Temple-Inland Inc. and Subsidiaries
June 28, 1997
Unaudited

                                     Parent     Financial
                                    Company      Services    Consolidated
                                              (in millions)
ASSETS

Cash and cash equivalents          $    15      $    174      $   188
Mortgage loans held for sale             -           429          429
Loans receivable                         -         6,804        6,804
Mortgage-backed and investment
  securities                             -         2,976        2,976
Trade and other receivables            322             -          319
Inventories                            332             -          332
Property & equipment                 2,858            99        2,957
Other assets                           190           781          927
Investment in financial services       660             -            -

TOTAL ASSETS                       $ 4,377      $ 11,263      $14,932

LIABILITIES

Deposits                           $     -      $  7,278      $ 7,278
Securities sold under repurchase
  agreements and Federal Home
  Loan Bank advances                     -         2,518        2,518
Other liabilities                      347           506          832
Long-term debt                       1,573           151        1,724
Deferred income taxes                  235             -          208
Postretirement benefits                138             -          138

TOTAL LIABILITIES                  $ 2,293      $ 10,453       12,698

PREFERRED STOCK ISSUED BY
SUBSIDIARY                                           150          150

SHAREHOLDERS' EQUITY

Preferred stock - par value $1 per share:
  authorized 25,000,000 shares; none issued                          -
Common stock - par value $1 per share:
  authorized 200,000,000 shares; issued
  61,389,552 shares including shares held
  in the treasury                                                  61
Additional paid-in capital                                        354
Translation and other adjustments                                 (25)
Retained earnings                                               1,831
                                                                2,221
Cost of shares held in the treasury:
  4,620,039 shares                                               (137)

TOTAL SHAREHOLDERS' EQUITY                                      2,084

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $14,932

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

Consolidated Statements of Cash Flows
Temple-Inland Inc. and Subsidiaries
Unaudited

                                                        First Six Months
                                                       1997         1996
                                                          (in millions)
Cash Provided by (Used for) Operations
Net income                                          $    28.8    $    81.8
Adjustments to reconcile net income to
  net cash:
    Depreciation and depletion                          132.4        124.9
    Amortization and accretion                           10.5         12.5
    Deferred taxes                                        5.0          6.2
    Receivable from FDIC                                    -          7.4
    Trade and other receivables                         (26.8)       (31.0)
    Accounts payable and accrued expenses                10.0        (40.9)
    Inventories                                          (4.9)        18.1
    Mortgage loans held for sale                         (4.6)       (36.2)
    Increase (decrease) in collections and
      remittances on loans serviced for
      others, net                                        68.7        (51.7)
    Other                                               (46.1)       (44.6)
                                                        173.0         46.5
Cash Provided by (Used for) Investments
Capital expenditures                                   (122.4)      (172.7)
Purchases of securities held-to-maturity                (19.2)         (.1)
Purchases of securities available-for-sale                  -         (2.2)
Maturities of securities held-to-maturity               163.0        162.0
Maturities of securities available-for-sale              28.0         47.8
Proceeds from sale of securities available-
  for-sale                                              172.4          4.3
Loans originated or acquired - net of
  principal collected on loans                         (784.0)      (359.1)
Acquisition of California Financial Holding
  Company, net of cash acquired                         (22.7)           -
Other                                                    (1.6)       (21.7)
                                                       (586.5)      (341.7)
Cash Provided by (Used for) Financing
Additions to debt                                       436.8        230.2
Payments of debt                                       (195.7)      (221.4)
Securities sold under repurchase agreements
  and short-term borrowings - net                       (48.3)       341.9
Cash dividends paid to shareholders                     (35.5)       (33.3)
Net increase (decrease) in deposits                      33.3        (38.9)
Net increase in advances from borrowers for
  taxes and insurance                                    52.4         47.8
Purchase of stock for treasury                          (25.5)       (12.8)
Proceeds from sale of subsidiary preferred stock        150.1            -
Other                                                     5.3           .5
                                                        372.9        314.0
Net increase (decrease) in cash and
  cash equivalents                                      (40.6)        18.8

Cash and cash equivalents at beginning of period        228.7        357.8

Cash and cash equivalents at end of period          $   188.1    $   376.6

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

                      TEMPLE-INLAND INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE B - CONTINGENCIES

There are pending against the Company and its subsidiaries lawsuits and claims arising in the regular course of business. In the opinion of management, recoveries, if any, by plaintiffs or claimants that may result from the foregoing litigation and claims will not be material in relation to the consolidated financial statements of the Company and its subsidiaries.

On August 4, 1995, a former employee of the Company ( Employee ) filed a wrongful termination lawsuit against the Company, which is currently pending in state district court in Angelina County, Texas. Employee alleges that his employment was terminated for refusing to participate in alleged illegal activity consisting of underpayment of the Company s federal income taxes and filing with the Securities and Exchange Commission (the Commission ) financial reports that were misleading because of the understatement of income. Although the Company does not consider this litigation to be material, subsequent to the end of the second fiscal quarter, the Company publicly denied the allegations made by Employee in response to media attention given to the litigation. The Company remains confident that upon the ultimate trial of the issues raised, none of the allegations will be found to have any merit or grounds whatsoever. As a result of the allegations made by Employee, the Commission began a non-public investigation into the allegations. The Company has provided information to the Commission in response to a subpoena issued in this investigation and continues to cooperate with the Commission in resolving this matter.

NOTE C - ACQUISITIONS

On June 27, the Company acquired California Financial Holding Company, the parent company of Stockton Savings Bank, F.S.B., and merged Stockton Savings Bank into Guaranty Federal Bank. The purchase price of $143.4 million included $47.3 million in cash and approximately 1,615,000 shares of Temple-Inland Inc. common stock valued at $96.1 million. The acquisition has been accounted for under the purchase method of accounting. The net assets acquired consisted of $24.6 million in cash, $955.1 million of loans, $297.5 million of mortgage-backed securities and investments, $126.5 million in other assets, $982.2 million of deposits, $320.1 million of FHLB advances and other borrowings, and $13.0 million of other liabilities. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $55 million was recognized as goodwill and is being amortized on a straight-line basis over 25 years. The operating results of Stockton Savings Bank have been included in the Company s consolidated financial statements since the date of acquisition.

On June 4, 1997, Temple-Inland Mortgage Corporation acquired Knutson Mortgage Company. The net assets acquired consisted primarily of $94.6 million in mortgage loans held for sale, $72.3 million in mortgage loan servicing rights, $15.8 million in other assets, $161.8 million in debt, and $6.3 million in other liabilities. The acquisition has been accounted for under the purchase method of accounting with the net assets acquired approximating the purchase price paid. The operating results of Knutson Mortgage Company have been included in the Company s consolidated financial statements since the date of acquisition.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS


Results of Operations

Results of operations, including information regarding the Company's principal business segments, are shown below:



                                     Second Quarter        First Six Months
                                    1997       1996        1997        1996
                                               (in millions)
Revenues
Paper                             $ 527.6    $ 533.2    $ 1,030.0   $ 1,076.3
Building products                   159.5      144.7        306.1       272.0
  Manufacturing net sales           687.1      677.9      1,336.1     1,348.3
Financial services                  220.8      205.5        422.7       403.8
  Total revenues                  $ 907.9    $ 883.4    $ 1,758.8   $ 1,752.1



Income
Paper                             $ (10.1)   $  28.8    $   (17.2)  $    90.0
Building products                    36.4       27.0         68.5        44.0
  Operating profit                   26.3       55.8         51.3       134.0
Financial services                   32.4       29.7         61.9        54.4
                                     58.7       85.5        113.2       188.4
Corporate expenses                   (6.4)      (4.8)       (12.2)       (9.8)
Parent company interest - net       (28.3)     (27.5)       (56.1)      (54.2)
Other - net                           1.9        1.3          2.7         1.5
  Income before taxes                25.9       54.5         47.6       125.9
Taxes on income                      10.3       19.1         18.8        44.1
    Net income                    $  15.6    $  35.4    $    28.8   $    81.8

Second Quarter 1997 vs. Second Quarter 1996

Second quarter earnings for 1997 totaled $15.6 million, or $.28 per share, a decrease of 56 percent from 1996 second quarter earnings of $35.4 million, or $.63 per share. Revenues for the period were $907.9 million, up three percent from the $883.4 million reported for the same quarter of 1996.

The paper group recorded an operating loss of $10.1 million for the quarter compared with operating earnings of $28.8 million in the second quarter of 1996. Production and shipment volumes for the paper group s corrugated container operation were at record levels for the quarter; however, average box prices were down $108 per ton from last year s second quarter. The bleached paperboard operation continued to experience improved sales and production levels in the quarter; however, demand for bleached paperboard products, especially folding carton grades, deteriorated somewhat in the quarter, before firming in June.

The building products group reported record operating earnings of $36.4 million for the quarter, an increase of 35 percent from the $27.0 million reported in the second quarter 1996. Lumber prices were up from first quarter levels, and the gypsum operation had another outstanding quarter, reflecting strong demand.

The financial services group reported record operating earnings of $32.4 million for the quarter. This compares with $29.7 million in the second quarter of 1996. Net interest income and net noninterest income for the quarter were favorable, primarily due to higher levels of loans outstanding. During the quarter, total loans increased by $1.1 billion to $7.2 billion, which is 71 percent of total earnings assets.

Net interest expense increased to $28.3 million in the current quarter compared with $27.5 million in the second quarter of last year. Gross interest increased slightly from $28.5 million in 1996 to $28.9 million in 1997. Capitalized interest decreased slightly from $1.0 million in the second quarter of 1996, to $.6 million in the second quarter of 1997.

First Half of 1997 vs. First Half of 1996

Earnings for the first six months of 1997 were $28.8 million, or $.52 per share compared with $81.8 million, or $1.47 per share for the first half of last year. Revenues of $1,758.8 million were up slightly from the 1996 first half of $1,752.1 million.

The paper group lost $17.2 million compared with earnings of $90.0 million in the first six months of 1996. Although box shipments for the corrugated container operation were up approximately four percent for the first six months of the year compared to the same period last year, the decline in box prices more than offset the benefit of the record volumes. The bleached paperboard operation continued to experience improved sales and production volumes. Total shipments were 335,000 tons for the first half of 1997, an increase of 11 percent over 1996 levels.

The building products group earned $68.5 million in the first half of 1997 compared with $44.0 million last year. This improvement in earnings is due to increased earnings for the solid wood and gypsum operations. Lumber demand was very high and sales averages improved to record levels. Sales averages for the gypsum operations were 22 percent higher than year-ago levels.

The modernization of the Diboll, Texas, particleboard plant has been completed, and this facility resumed production in late June. Similar renovations were completed last year at the Company s plant in Monroeville, Alabama, and renovations to the Thomson, Georgia, particleboard plant are scheduled to begin in September, completing the upgrade process of all the Company s particleboard facilities.

Earnings for the financial services group were $61.9 million for the period, an increase of $7.5 million from last year s comparable period. A decrease in provision for loan losses was a major factor of earnings increase. The credit quality of the loan portfolio remains strong.

Financial Condition

The Company s financial condition continues to be strong. Internally generated funds, existing credit facilities and the capacity to issue long-term debt are sufficient to fund projected capital expenditures, to service existing debt, to pay dividends and to meet normal working capital requirements.

During the second quarter, a newly formed subsidiary of the Company that qualifies as a real estate investment trust ( REIT ) issued $150 million of noncumulative floating rate preferred stock to third party investors in a private placement. The preferred stock pays quarterly cash dividends at a floating rate of three-month LIBOR plus 140 basis points. The preferred stock is redeemable at the option of the Company in certain circumstances.

On June 27, 1997, the Company acquired California Financial Holding Company, the parent company of Stockton Savings Bank, F.S.B., and merged the operations of Stockton Savings Bank into Guaranty Federal Bank. The purchase price consisted of approximately $47.3 million in cash and approximately 1,615,000 shares of Temple-Inland Inc. common stock valued at $96.1 million.

On June 4, 1997, Temple-Inland Mortgage Corporation acquired Knutson Mortgage Company. Temple-Inland Mortgage Corporation s servicing portfolio of mortgage loans now exceeds $25 billion, making it one of the 20 largest mortgage servicing companies in the nation.

Guaranty Federal Bank continues to exceed all three regulatory capital requirements.

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

Item 5.        Other Information.
               Not Applicable.

Item 6.        Exhibits and Reports on Form 8-K.
               (a) Exhibits.



   Regulation S-K
   Exhibit Number

      (11)     Statement re computation of per share earnings

      (27)     Financial Data Schedule

               (b) Reports on Form 8-K. During the six months ended June 28, 1997, the Company did not file any reports on Form 8-K.

                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  TEMPLE-INLAND INC.
                                     (Registrant)






Date:  August 11, 1997            By  /s/ David H. Dolben
                                          David H. Dolben
                                          Vice President and
                                          Chief Accounting Officer

                                 EXHIBIT INDEX




The following is an index of the exhibits filed herewith. The page reference set forth opposite the description of exhibits included in such index refer to the pages under the sequential numbering system prescribed by Rule 0-3(b) under the Securities Exchange Act of 1934.




Regulation S-K
   Exhibit                                        Sequential
    Number                                        Page Number

     (11)          Statement re computation of        22
                     per share earnings.

     (27)          Financial Data Schedule            23