Form 10-Q
period 1997-09-27
TEMPLE INLAND INC
filed 1997-11-12
CIK 731939

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C. 20549

                            FORM 10-Q
(Mark One)

[ X ]  Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934 for the Quarterly Period
       Ended September 27, 1997

                               OR

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934 for the Transition Period
       From _______________________ to _________________________

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

                             Number of common shares outstanding
           Class                    as of September 27, 1997

      Common Stock (par
      value $1.00 per share)                56,561,185


The Exhibit Index appears on page 20 of this report.

                 PART I.  FINANCIAL INFORMATION
                      FINANCIAL STATEMENTS



Summarized Statements of Income
Parent Company (Temple-Inland Inc.)
Unaudited





                          Third Quarter     First Nine Months
                         1997      1996       1997       1996
                                     (in millions)

Revenues
Net sales              $ 678.2   $ 658.1   $ 2,014.3   $ 2,006.4
Financial services
 earnings                 37.4     (17.6)       99.3        36.8
                         715.6     640.5     2,113.6     2,043.2

Costs and Expenses
Cost of sales            602.4     560.6     1,771.7     1,647.0
Selling and
 administrative           66.0      52.3       193.7       190.0
                         668.4     612.9     1,965.4     1,837.0

Operating Income          47.2      27.6       148.2       206.2

Interest - net           (27.3)    (27.4)      (83.4)      (81.6)

Other                      1.8       1.6         4.5         3.1

Income Before Taxes       21.7       1.8        69.3       127.7

Settlement of FDIC tax-
  sharing                    -     (31.5)          -       (31.5)

Taxes on income            9.1        .6        27.9        44.7

Net Income             $  12.6   $  32.7   $    41.4   $   114.5



See notes to consolidated financial statements.

Summarized Balance Sheets
Parent Company (Temple-Inland Inc.)
Unaudited




                                    September 27,  December 28,
                                        1997          1996
                                            (in millions)
ASSETS

Current Assets
Cash                                 $    13        $    14
Receivables, less allowances of
  $12 million in 1997 and $9
  million in 1996                        324            295
Inventories:
  Work in process and
   finished goods                        113            107
  Raw materials                          209            220
                                         322            327
Prepaid expenses                          18             13
  Total current assets                   677            649

Investment in Financial Services         597            592

Property and Equipment
Buildings                                550            516
Machinery and equipment                3,667          3,576
Less allowances for depreciation
  and amortization                    (2,049)        (1,882)
                                       2,168          2,210
Construction in progress                 124            106
                                       2,292          2,316
Timber and timberlands--
  less depletion                         521            503
Land                                      32             31
  Total property and equipment         2,845          2,850

Other Assets                             183            161

Total Assets                         $ 4,302        $ 4,252


See notes to consolidated financial statements.

Parent Company (Temple-Inland Inc.)
Unaudited




                                    September 27,  December 28,
                                        1997          1996
                                           (in millions)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable                     $   149        $   143
Accrued expenses                         172            140
Employee compensation and benefits        19             28
Current portion of long-term debt          3              8
  Total current liabilities              343            319

Long-Term Debt                         1,498          1,522

Deferred Income Taxes                    239            234

Postretirement Benefits                  139            136

Other Liabilities                         15             26

Shareholders' Equity                   2,068          2,015


Total Liabilities and
  Shareholders' Equity               $ 4,302        $ 4,252


See notes to consolidated financial statements.

Summarized Statements of Cash Flows
Parent Company (Temple-Inland Inc.)
Unaudited




                                            First Nine Months
                                            1997        1996
                                              (in millions)
Cash Provided by (Used for) Operations
Net income                               $    41.4   $   114.5
Adjustments to reconcile net income
to net cash:
  Depreciation and depletion                 190.1       183.0
  Deferred taxes                               5.2       (40.4)
  Unremitted earnings of affiliates          (82.3)      (20.1)
  Receivables                                (29.1)      (30.8)
  Inventories                                  4.8        22.2
  Prepaid expenses                            (4.8)        1.3
  Accounts payable and accrued expenses       29.4       (19.1)
  Other                                      (39.1)       16.4
                                             115.6       227.0

Cash Provided by (Used for) Investments
Capital expenditures                        (170.6)     (218.5)
Investment in joint ventures/acquisitions      (8.1)     (24.1)
Sale of property and equipment                 2.1         4.0
Capital contributions to financial services   (24.6)         -
Dividends from financial services            225.0        50.0
Acquisition of California Financial Holding
  Company, net of cash acquired              (22.2)          -
                                               1.6      (188.6)

Cash Provided by (Used for) Financing
Change in debt, net                          (29.3)       27.4
Purchase of stock for treasury               (44.5)      (16.3)
Cash dividends paid to shareholders          (53.6)      (51.0)
Other                                          8.7         1.8
                                            (118.7)      (38.1)

Net increase (decrease)in cash and cash
  equivalents                                 (1.5)         .3

Cash and cash equivalents at beginning
  of period                                   14.3        14.7

Cash and cash equivalents at end
  of period                              $    12.8   $    15.0






See notes to consolidated financial statements.

Summarized Statements of Income
Temple-Inland Financial Services
Unaudited


                            Third Quarter     First Nine Months
                            1997     1996      1997      1996
                                       (in millions)
Interest Income
Mortgage-backed and
  investment securities   $  42.9  $  44.4   $ 117.1   $ 140.8
Loans receivable and
  mortgage loans
  held for sale             143.9    108.3     384.7     315.8
Other earning assets          5.9      5.2      16.1      16.1
  Total interest income     192.7    157.9     517.9     472.7

Interest Expense
Deposits                     89.3     76.5     240.4     232.2
Borrowed funds               42.2     32.8     115.3      93.3
  Total interest expense    131.5    109.3     355.7     325.5

Net Interest Income          61.2     48.6     162.2     147.2

Provision for loan losses      .5      3.4       1.2      12.5

Net Interest Income After
 Provision For Loan Losses   60.7     45.2     161.0     134.7

Noninterest Income
Loan servicing fees          22.3     14.3      54.4      41.8
Loan origination and
 marketing                   15.7      7.8      32.1      22.0
Other                        29.5     24.4      78.5      71.7
                             67.5     46.5     165.0     135.5

Noninterest Expense
Compensation and benefits    37.7     26.3      94.5      76.9
Other                        50.4     83.0     128.5     156.5
  Total noninterest expense  88.1    109.3     223.0     233.4

Income before taxes          40.1    (17.6)    103.0      36.8

Minority interest in income
 of consolidated subsidiary  (2.7)       -      (3.7)        -

Pretax Income After
 Minority Interest           37.4    (17.6)     99.3      36.8

Taxes on income               5.5     (4.7)     17.0      16.7

Net Income                $  31.9  $ (12.9)  $  82.3   $  20.1


See notes to consolidated financial statements.

Summarized Balance Sheets
Temple-Inland Financial Services
Unaudited




                                      September 30, December 31,
                                          1997         1996
                                              (in millions)
ASSETS

Cash and cash equivalents             $    207       $   214
Mortgage loans held for sale               574           244
Loans receivable                         6,856         5,414
Mortgage-backed and investment
  securities                             2,793         2,783
Other assets                               897           680

TOTAL ASSETS                          $ 11,327       $ 9,335


LIABILITIES

Deposits                              $  7,302       $ 6,263
Securities sold under repurchase
  agreements                             1,914         1,937
Federal Home Loan Bank advances            598            55
Other borrowings                           155           133
Other liabilities                          611           355

TOTAL LIABILITIES                       10,580         8,743

PREFERRED STOCK ISSUED BY SUBSIDIARY       150             -

SHAREHOLDER'S EQUITY                       597           592

TOTAL LIABILITIES AND SHAREHOLDER'S
EQUITY                                $ 11,327       $ 9,335


See notes to consolidated financial statements.

Summarized Statements of Cash Flows
Temple-Inland Financial Services
Unaudited


                                              First Nine Months
                                             1997        1996
                                               (in millions)
Cash Provided by (Used for) Operations
Net income                                 $   82.3    $  20.1
Adjustments to reconcile net income
 to net cash:
   Amortization, accretion and
      depreciation                             31.1       24.3
   Provision for loan losses                    1.2       12.5
   Receivable from FDIC                           -        7.4
   Mortgage loans held for sale              (155.4)       3.8
   Collections and remittances on loans
     serviced for others, net                 138.5       (5.7)
   Other                                      (19.3)     (35.0)
                                               78.4       27.4
Cash Provided by (Used for) Investments
Purchases of securities held-to-maturity          -        (.1)
Purchases of securities available-for-sale    (96.8)      (2.7)
Maturities of securities held-to-maturity     328.7      245.3
Maturities of securities available-for-sale    61.4       69.9
Proceeds from sale of securities available-
 for-sale                                     441.4        4.3
Loans originated or acquired - net of
  principal collected on loans             (1,045.5)    (492.3)
Other                                          (2.1)     (23.2)
                                             (312.9)    (198.8)
Cash Provided by (Used for) Financing
Net increase (decrease) in deposits            55.1     (157.2)
Securities sold under repurchase agreements
  and short-term borrowings - net             (53.9)     466.9
Change in debt, net                           199.9      (80.9)
Capital contributions from parent              24.6          -
Proceeds from sale of subsidiary
  preferred stock                             150.1          -
Dividends paid to parent                     (225.0)     (50.0)
Net increase in advances from borrowers
  for taxes and insurance                      76.2       71.0
                                              227.0      249.8

Net increase (decrease) in cash and cash
  equivalents                                  (7.5)      78.4

Cash and cash equivalents at
  beginning of period                         214.4      343.1

Cash and cash equivalents at
  end of period                            $  206.9    $ 421.5


See notes to consolidated financial statements.

Consolidated Statements of Income
Temple-Inland Inc. and Subsidiaries
Unaudited


                           Third Quarter     First Nine Months
                          1997      1996      1997       1996
                        (In millions, except for per share data)

Revenues
Manufacturing net sales $ 678.2   $ 658.1  $ 2,014.3   $ 2,006.4
Financial services
 revenues                 260.2     204.4      682.9       608.2
                          938.4     862.5    2,697.2     2,614.6

Costs and Expenses
Manufacturing costs
 and expenses             668.4     612.9    1,965.4     1,837.0
Financial services
 expenses                 222.8     222.0      583.6       571.4
                          891.2     834.9    2,549.0     2,408.4

Operating Income           47.2      27.6      148.2       206.2

Parent Company Interest
 - net                    (27.3)    (27.4)     (83.4)      (81.6)

Other                       1.8       1.6        4.5         3.1

Income Before Taxes        21.7       1.8       69.3       127.7

Settlement of FDIC
 tax-sharing                  -     (31.5)         -       (31.5)

Taxes on Income             9.1        .6       27.9        44.7

Net Income              $  12.6   $  32.7  $    41.4   $   114.5


Earnings per share        $ .22     $ .59      $ .74       $2.06

Dividends Paid Per Share
  of Common Stock         $ .32     $ .32      $ .96       $ .92

Weighted Average Shares
  Outstanding              56.9      55.5       56.0        55.6


See notes to consolidated financial statements.

Consolidated Balance Sheets
Temple-Inland Inc. and Subsidiaries
September 27, 1997
Unaudited
                               Parent   Financial
                              Company    Services  Consolidated
                                       (in millions)
ASSETS

Cash and cash equivalents    $    13    $    207    $   220
Mortgage loans held for sale       -         574        574
Loans receivable                   -       6,856      6,856
Mortgage-backed and investment
 securities                        -       2,793      2,793
Trade and other receivables      324           -        319
Inventories                      322           -        322
Property & equipment           2,845          99      2,944
Other assets                     201         798        948
Investment in financial
  services                       597           -          -

TOTAL ASSETS                 $ 4,302    $ 11,327    $14,976

LIABILITIES

Deposits                     $     -    $  7,302    $ 7,302
Securities sold under repurchase
  agreements and Federal Home
  Loan Bank advances               -       2,512      2,512
Other liabilities                358         611        939
Long-term debt                 1,498         155      1,653
Deferred income taxes            239           -        213
Postretirement benefits          139           -        139

TOTAL LIABILITIES            $ 2,234    $ 10,580     12,758

PREFERRED STOCK ISSUED BY
SUBSIDIARY                         -         150        150

SHAREHOLDERS' EQUITY

Preferred stock - par value $1 per share:
 authorized 25,000,000 shares; none issued                -
Common stock - par value $1 per share:
 authorized 200,000,000 shares; issued
 61,389,552 shares including shares held
 in the treasury                                         61
Additional paid-in capital                              355
Translation and other adjustments                       (20)
Retained earnings                                     1,826
                                                      2,222
Cost of shares held in the treasury:
 4,828,367 shares                                      (154)

TOTAL SHAREHOLDERS' EQUITY                            2,068

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $14,976

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


See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Temple-Inland Inc. and Subsidiaries
Unaudited
                                            First Nine Months
                                            1997         1996
                                              (in millions)
Cash Provided by (Used for) Operations
Net income                               $    41.4    $   114.5
Adjustments to reconcile net income to
  net cash:
    Depreciation and depletion               199.8        189.8
    Amortization and accretion                21.3         17.5
    Deferred taxes                             7.1        (29.1)
    Receivable from FDIC                         -          7.4
    Trade and other receivables              (29.1)       (30.8)
    Accounts payable and accrued expenses      29.4       (22.6)
    Inventories                                4.8         22.2
    Mortgage loans held for sale            (155.4)         3.8
    Increase (decrease) in collections and
      remittances on loans serviced for
      others, net                            138.5         (5.7)
    Other                                    (63.8)       (12.6)
                                             194.0        254.4
Cash Provided by (Used for) Investments
Capital expenditures                        (181.8)      (228.5)
Purchases of securities held-to-maturity         -          (.1)
Purchases of securities available-for-sale    (96.8)       (2.7)
Maturities of securities held-to-maturity     328.7       245.3
Maturities of securities available-for-sale    61.4        69.9
Proceeds from sale of securities available-
  for-sale                                   441.4          4.3
Loans originated or acquired - net of
  principal collected on loans            (1,045.5)      (492.3)
Acquisition of California Financial Holding
  Company, net of cash acquired              (22.2)           -
Other                                          3.1        (33.3)
                                            (511.7)      (437.4)
Cash Provided by (Used for) Financing
Additions to debt                            420.3        259.4
Payments of debt                            (249.7)      (312.9)
Securities sold under repurchase agreements
  and short-term borrowings - net            (53.9)       466.9
Cash dividends paid to shareholders          (53.6)       (51.0)
Net increase (decrease) in deposits           55.1       (157.2)
Net increase in advances from borrowers for
  taxes and insurance                         76.2         71.0
Purchase of stock for treasury               (44.5)       (16.3)
Proceeds from sale of subsidiary
  preferred stock                            150.1            -
Other                                          8.7          1.8
                                             308.7        261.7
Net increase (decrease) in cash and
  cash equivalents                            (9.0)        78.7

Cash and cash equivalents at
  beginning of period                        228.7        357.8

Cash and cash equivalents at
  end of period                          $   219.7    $   436.5


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

The Parent Company's (Temple-Inland Inc.) summarized financial statements include the accounts of Temple-Inland Inc. and its manufacturing subsidiaries with the Financial Services subsidiaries and the 20 percent to 50 percent owned companies being reflected in the financial statements on the equity basis.

The Temple-Inland Financial Services Group's summarized financial statements include savings bank, mortgage banking, real estate development activities and insurance operations.

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

The Company has previously disclosed that as a result of allegations made by a former employee in a wrongful termination lawsuit and to the Securities and Exchange Commission (the
 Commission ), the Commission began a non-public investigation into the allegations. The Company has denied the allegations and remains confident that the results of the investigation will determine the allegations to be without merit or grounds whatsoever and will not have an adverse effect on the Company's consolidated financial statements.

NOTE C - ACQUISITIONS

On June 27, 1997 the Company acquired California Financial Holding Company, the parent company of Stockton Savings Bank, F.S.B., and merged Stockton Savings Bank into Guaranty Federal Bank. The purchase price of $143.4 million included $47.3 million in cash and approximately 1,615,000 shares of Temple-Inland Inc. common stock valued at $96.1 million. The acquisition has been accounted for under the purchase method of accounting. The net assets acquired consisted of $24.6 million in cash, $955.1 million of loans, $297.5 million of mortgage-backed securities and investments, $126.5 million in other assets, $982.2 million of deposits, $320.1 million of FHLB advances and other borrowings, and $13.0 million of other liabilities. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $55 million was recognized as goodwill and is being amortized on a straight-line basis over 25 years. The operating results of Stockton Savings Bank have been included in the Company's consolidated financial statements since the date of acquisition.

On June 4, 1997, Temple-Inland Mortgage Corporation acquired Knutson Mortgage Company. The net assets acquired consisted primarily of $94.6 million in mortgage loans held for sale, $72.3 million in mortgage loan servicing rights, $15.8 million in other assets, $161.8 million in debt, and $6.3 million in other liabilities. The acquisition has been accounted for under the purchase method of accounting with the net assets acquired approximating the purchase price paid. The operating results of Knutson Mortgage Company have been included in the Company's consolidated financial statements since the date of acquisition.

              MANAGEMENT'S DISCUSSION AND ANALYSIS




Results of Operations

Results of operations, including information regarding the Company's principal business segments, are shown below:



                            Third Quarter    First Nine Months
                           1997     1996       1997     1996
                                      (in millions)
Revenues
Paper                    $ 518.2  $ 510.5   $ 1,548.2 $ 1,586.8
Building products          160.0    147.6       466.1     419.6
  Manufacturing net
  sales                    678.2    658.1     2,014.3   2,006.4
Financial services         260.2    204.4       682.9     608.2
  Total revenues         $ 938.4  $ 862.5   $ 2,697.2 $ 2,614.6



Income
Paper                    $ (19.0) $  16.4   $   (36.2)    106.4
Building products           34.7     31.4       103.2      75.4
  Operating profit          15.7     47.8        67.0     181.8
Financial services          37.4    (17.6)       99.3      36.8
                            53.1     30.2       166.3     218.6
Corporate expenses          (5.9)    (2.6)      (18.1)    (12.4)
Parent company interest
  - net                    (27.3)   (27.4)      (83.4)    (81.6)
Other - net                  1.8      1.6         4.5       3.1
  Income before taxes       21.7      1.8        69.3     127.7
Settlement of FDIC
  tax-sharing                  -    (31.5)          -     (31.5)
Taxes on income              9.1       .6        27.9      44.7
    Net income           $  12.6  $  32.7   $    41.4 $   114.5

Third Quarter 1997 vs. Third Quarter 1996

Third quarter earnings for 1997 totaled $12.6 million, or $.22 per share, a decrease of 62.7 percent from third quarter 1996 net income of $32.7 million or $.59 per share. Revenues for the period were $938.4 million, up 8.8 percent from the $862.5 million reported for the same quarter of 1996.

The paper group recorded an operating loss of $19.0 million for the quarter compared with operating earnings of $16.4 million for the third quarter of 1996. Demand for linerboard and boxes continued to improve in the quarter, and box shipments were at record levels for the quarter. The record level of shipments, coupled with the downtime taken early in the quarter, resulted in containerboard inventories approaching historically low levels. The downward trend in box prices experienced throughout the second quarter continued into July. Although prices began to rebound in August, average box prices for the quarter were down $55 per ton from last year's third quarter and remained slightly below this year's second quarter. Prices for old corrugated containers (OCC), the principal raw material used in our recycle operations, also rose sharply in the quarter, negatively impacting earnings. OCC prices, however, moderated late in the quarter.

The average price for bleached paperboard products was up slightly in the quarter as pricing increased for some products and the mix continued to improve. Production in the quarter was hampered by pulp mill operation problems, and shipments were below second quarter levels due to seasonal factors and disruptions associated with rail transportation difficulties.

The building products group reported third quarter operating earnings of $34.7 million, an increase of 10.5 percent from the prior year's third quarter. Although lumber prices trended downward in the quarter, the average price for the quarter remained 11.2 percent higher than last year's third quarter. The market for high value fiberboard products remained strong with competitive pricing pressure experienced in most other products in this segment. As a result of weak demand from the ready-to-assemble furniture manufacturers, demand for particleboard slowed in the quarter and pricing declined. Gypsum markets remained strong and prices rose late in the quarter.

The financial services group reported record third quarter operating earnings of $37.4 million. This compares with operating earnings of $26.4 million (excluding a $44 million assessment in connection with the recapitalization of the Savings Association Insurance Fund) in the third quarter of 1996. These record operating earnings were primarily a result of improved net interest income, continued excellent levels of non-operating expenses, and initial cost savings related to the acquisition of Stockton Savings Bank.

Net interest expense decreased to $27.3 million in the current quarter compared with $27.4 million in the third quarter of last year.

The tax provision for the third quarter of 1997 was $9.1 million. The tax provision for the third quarter of 1996 includes a one-time credit of $31.5 million that was recorded as a result of the termination of the Assistance Agreement between the Company and the Federal Savings and Loan Insurance Corporation (the FSLIC ). As a part of this termination agreement, the Company and the Federal Deposit Insurance Corporation as successor to the FSLIC agreed to a one-time payment that was based on the present value of future liabilities. The recognition of this credit to its tax provision in 1996 is a result of the completion of this transaction.


First Nine Months of 1997 vs. First Nine Months of 1996

Earnings for the first nine months of 1997 were $41.4 million, or $.74 per share compared with $114.5 million, or $2.06 per share for the first nine months of last year. Revenues of $2,697.2 million were up slightly from the 1996 first nine months of $2,614.6 million.

The paper group lost $36.2 million compared with earnings of $106.4 million in the first nine months of 1996. Although box shipments for the corrugated container operation were up compared with the same period last year, the continued downward pressure on box prices more than offset the benefit of the record volumes. The bleached paperboard operation continued to experience improved sales and production volumes.

The building products group earned $103.2 million, up from $75.4 million for the first nine months of 1996. This improvement in earnings is primarily due to increased earnings for the solid wood and gypsum operations.

The financial services group earned $99.3 million for the first nine months of 1997. This compares with operating earnings of $80.8 million (excluding a $44 million assessment in connection with the recapitalization of the Savings Association Fund) for the last year's comparable period. These record operating earnings were primarily a result of improved net interest income and a decrease in provision for loan losses.


Financial Condition

The Company's financial condition continues to be strong. Internally generated funds, existing credit facilities and the capacity to issue long-term debt are sufficient to fund projected capital expenditures, to service existing debt, to pay dividends and to meet normal working capital requirements. As part of the Company's share repurchase plan, approximately 744,930 shares were repurchased year-to-date in 1997 at a cost of $44.5 million.

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

Item 5.     Other Information.
            Not Applicable.

Item 6.     Exhibits and Reports on Form 8-K.
            (a) Exhibits.



   Regulation S-K
   Exhibit Number

      (11)  Statement re computation of per share earnings

      (27)  Financial Data Schedule

            (b) Reports on Form 8-K. During the nine months ended September 27, 1997, the Company did not file any reports on Form 8-K.

                           SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            TEMPLE-INLAND INC.
                               (Registrant)






Date:  November 11, 1997    By  /s/ David H. Dolben
                              David H. Dolben
                              Vice President and
                              Chief Accounting Officer

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