Form 10-K
period 1998-01-03
TEMPLE INLAND INC
filed 1998-03-31
CIK 731939

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(MARK ONE)
    [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 3, 1998

                                       OR

    [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM          TO          .

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

       Registrant's telephone number, including area code: (409) 829-5511

          Securities registered pursuant to Section 12(b) of the Act:

                                                                   NAME OF EACH EXCHANGE
                TITLE OF EACH CLASS                                 ON WHICH REGISTERED
                -------------------                                ---------------------
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

     The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing sales price of the Common Stock on the New York Stock Exchange on March 4, 1998, was $2,130,569,842. For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant (as indicated in Item 12) are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

     As of March 4, 1998, 56,048,867 shares of Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents are incorporated by reference into the indicated part or parts of this report:

     (a)Pages 25-34, 47, 49, and 50-61 of the Annual Report to Shareholders for the fiscal year ended January 3, 1998 -- Parts I and II.

     (b)The Company's definitive proxy statement, dated March 30, 1998, in connection with the Annual Meeting of Stockholders to be held May 1, 1998 -- Part III.
================================================================================

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION:

     Temple-Inland Inc. (the "Company") is a holding company that conducts all of its operations through its subsidiaries. The Company holds interests in corrugated packaging, bleached paperboard, building products, timber and timberlands, and financial services. The Company's Paper Group consists of the corrugated packaging and bleached paperboard operations. The corrugated packaging operation is vertically integrated and consists of four linerboard mills, three corrugating medium mills, 39 box plants, and nine specialty converting plants. In February 1998, the Company announced its intention to close, during the second quarter of 1998, one of its corrugating medium mills and one of its box plants, both located in Newark, California. The bleached paperboard operation consists of one large mill located in Evadale, Texas.

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

     The Company's principal executive offices are located at 303 South Temple Drive, Diboll, Texas 75941. Its telephone number is (409) 829-5511.

FINANCIAL INFORMATION:

     The results of operations including information regarding the principal business segments are shown in the following table:

                               TEMPLE-INLAND INC.
                               BUSINESS SEGMENTS

                                                                 FOR THE YEAR
                                             -----------------------------------------------------
                                               1997       1996        1995       1994       1993
                                             --------   --------    --------   --------   --------
                                                                 (IN MILLIONS)
Revenues
  Paper....................................  $2,062.9   $2,082.3    $2,198.4   $1,740.7   $1,571.2
  Building products........................     617.3      562.6       532.9      575.5      497.5
  Other activities.........................        --         --          --       19.2       58.4
                                             --------   --------    --------   --------   --------
          Manufacturing net sales..........   2,680.2    2,644.9     2,731.3    2,335.4    2,127.1
  Financial services.......................     945.2      815.4       764.3      631.4      635.1
                                             --------   --------    --------   --------   --------
          Total revenues...................  $3,625.4   $3,460.3    $3,495.6   $2,966.8   $2,762.2
                                             ========   ========    ========   ========   ========
Income before taxes
  Paper....................................  $  (39.0)  $  113.0       356.6   $   73.7   $    5.6
  Building products........................     131.1      102.0        67.0      138.8      102.4
  Other activities.........................        --         --          --        1.5       (1.9)
                                             --------   --------    --------   --------   --------
          Operating profit.................      92.1      215.0       423.6      214.0      106.1
  Financial services.......................     132.1       63.1(a)     98.1       56.3       67.5
                                             --------   --------    --------   --------   --------
                                                224.2      278.1       521.7      270.3      173.6
  Corporate expense........................     (24.6)     (17.2)      (21.7)     (13.7)     (11.2)
  Parent company interest -- net...........    (110.3)    (109.6)      (72.7)     (67.1)     (69.4)
  Other income.............................       5.7        4.6         3.7        3.8        3.2
                                             --------   --------    --------   --------   --------
          Income before taxes..............  $   95.0   $  155.9    $  431.0   $  193.3   $   96.2
                                             ========   ========    ========   ========   ========

---------------

(a) Includes SAIF assessment of $43.9 million.

     For more information with respect to identifiable assets, capital expenditures, depreciation, and depletion on a business segment basis, see pages 32-33 and 59 of the Company's 1997 Annual Report to Shareholders, which are incorporated herein by reference.

     The following table shows the revenues of the Company:

                                    REVENUES

                                                                     FOR THE YEAR
                                                 ----------------------------------------------------
                                                   1997       1996       1995       1994       1993
                                                 --------   --------   --------   --------   --------
                                                                    (IN MILLIONS)
Paper
  Corrugated packaging(a)......................  $1,694.0   $1,760.6   $1,910.3   $1,499.2   $1,306.9
  Bleached paperboard..........................     366.0      300.5      249.0      217.4      228.7
  Pulp and other...............................       2.9       21.2       39.1       24.1       35.6
                                                 --------   --------   --------   --------   --------
                                                  2,062.9    2,082.3    2,198.4    1,740.7    1,571.2
                                                 --------   --------   --------   --------   --------
Building products
  Pine lumber..................................     262.1      217.4      190.1      211.9      176.0
  Fiber products...............................      66.2       73.3       59.7       66.3       62.9
  Particleboard................................     125.0      112.2       99.1      103.0       81.3
  Plywood......................................      55.2       52.1       49.3       56.8       54.0
  Gypsum wallboard.............................     104.6       90.2       83.1       74.3       53.3
  Retail distribution(b).......................       4.2       17.1       51.3       58.4       60.0
  Other........................................        --         .3        0.3        4.8       10.0
                                                 --------   --------   --------   --------   --------
                                                    617.3      562.6      532.9      575.5      497.5
                                                 --------   --------   --------   --------   --------
Other activities(c)............................        --         --         --       19.2       58.4
                                                 --------   --------   --------   --------   --------
  Manufacturing net sales......................   2,680.2    2,644.9    2,731.3    2,335.4    2,127.1
Financial services.............................     945.2      815.4      764.3      631.4      635.1
                                                 --------   --------   --------   --------   --------
          Total revenues.......................  $3,625.4   $3,460.3   $3,495.6   $2,966.8   $2,762.2
                                                 ========   ========   ========   ========   ========

---------------

(a) Reclassified to include revenues from Temple-Inland Food Service Corporation ("Food Service") for 1996, 1995, 1994, and 1993. In the fourth quarter of 1997, the Company sold substantially all of the assets of Food Service, a subsidiary that manufactured and marketed paper products for the food service industry. Related revenues were $66.3 million, $84.1 million, $80.9 million, $57.9 million, and $54.2 million for 1997, 1996, 1995, 1994, and
    1993, respectively.

(b) In October 1995, the Company sold the largest two of its five retail distribution outlets. Two more of these retail distribution outlets were sold during December 1996, and the final outlet was sold during 1997.

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

                          ANNUAL CAPACITIES/UNIT SALES

                                            RATED
                                            ANNUAL
                                           CAPACITY
                                              AT                       UNIT SALES
                                          JANUARY 3,    -----------------------------------------
                                             1998       1997     1996     1995     1994     1993
                                          ----------    -----    -----    -----    -----    -----
                                                          (IN THOUSANDS OF TONS)
Paper
  Corrugated packaging..................      (a)       2,769    2,435    2,333    2,492    2,394
  Bleached paperboard...................      (b)         635      524      400      430      426
  Pulp..................................      (b)           2      100       99       87      134
                                                   (IN MILLIONS OF BOARD FEET)
Building products
  Pine lumber...........................     675          639      605      582      583      552
                                                   (IN MILLIONS OF SQUARE FEET)
  Fiber products........................     460          402      457      422      441      440
  Particleboard(c)......................     610          470      399      329      347      319
  Plywood...............................     265          281      259      217      260      265
  Gypsum wallboard......................     866          843      838      813      796      782

---------------

(a) The annual capacity of the box plants is not given because such annual capacity is a function of the product mix, customer requirements, and the type of converting equipment installed and operating at each plant, each of which varies from time to time. The rated annual capacity of Inland's corrugating medium mills is approximately 615,000 tons per year, including the 70,000 tons of capacity at the Newark, California, mill, which the Company intends to close during the second quarter of 1998. The rated annual capacity of the linerboard mills is approximately 2.2 million tons per year.

(b) The annual capacity of the four paper machines in operation at the paperboard and pulp mill is approximately 690,000 tons, which excludes the capacity of a cylinder machine at the mill that the Company decided to shut down late in 1993 due to market conditions for the grade it produced. Such capacity may vary to some degree, depending on product mix.

(c) The annual capacity for the particleboard plants includes the rated annual capacity of the Hope, Arkansas, plant, which began operations late in 1995 but did not reach full production until the fourth quarter of 1996. The capacity figures for 1996 reflect the increase at the Monroeville, Alabama, plant that resulted from a renovation of this facility during 1996. The 1997 figures reflect an increase at the Diboll, Texas, and Thomson, Georgia, plants due to similar renovations during 1997.

NARRATIVE DESCRIPTION OF THE BUSINESS:

     The business of the Company is divided among three groups: (1) the Paper Group, which consists of the corrugated packaging and bleached paperboard operations, (2) the Building Products Group, and (3) the Financial Services Group. In the year ended January 3, 1998, the Paper Group, Building Products Group, and Financial Services Group provided 57 percent, 17 percent, and 26 percent, respectively, of the total consolidated net revenues of the Company.

     Paper Group. This group is composed of two operations: corrugated packaging and bleached paperboard.

     (i) Corrugated Packaging. The corrugated packaging operation of the Company manufactures containerboard that it converts into a complete line of corrugated packaging and point-of-purchase displays. Approximately 84 percent of the containerboard produced by Inland in 1997 was converted into corrugated containers at its box plants. The Company's nationwide network of box plants produces a wide range of products from commodity brown boxes to intricate die cut containers that can be printed with multi-color graphics. Even though the corrugated box business is characterized by commodity pricing, each order for each customer is a custom order. Inland's corrugated boxes are sold to a variety of customers in the food, paper, glass containers, chemical, appliance, and plastics industries, among others. As of January 3, 1998, about 47 percent of the Company's box shipments were sold directly for use in the food industry, including beverage containers.

     The Company also manufactures litho-laminate corrugated packaging and high graphics folding cartons. Other products manufactured by the Company include bulk containers constructed of multi-wall corrugated board for extra strength, which are used for bulk shipments of various materials, paper sealing tape, and other tape specialties.

     In the corrugated packaging operation, the Company services about 6,800 customers with approximately 11,000 shipping destinations. The largest single customer accounted for approximately four percent and the 10 largest customers accounted for approximately 26 percent of the 1997 corrugated packaging revenues. Costs of freight and customer service requirements necessitate the location of box plants relatively close to customers. Each plant tends to service a market within a 150-mile radius of the plant.

     Sales of corrugated shipping containers closely track changing population patterns and other demographics. Historically, there has been a correlation between the demand for containers and containerboard and real growth in the United States gross domestic product, particularly the non-durable goods segment.

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

     Bleached paperboard products are sold to a large number of customers. Sales to the largest customer of this operation, with whom the Company has a long-standing relationship, accounted for approximately 12 percent of bleached paperboard sales in 1997. This level of sales is consistent with sales to this customer over the past several years. Although the loss of this customer could have a material adverse effect on this operation, it would not have a material adverse effect on the Company taken as a whole . This customer is also a customer of the corrugated packaging operation, but sales to this customer represent less than four percent of the total sales of the corrugated packaging operation. The 10 largest customers accounted for approximately 57 percent of bleached paperboard sales in 1997. During 1997, sales were made to customers in 43 states, Mexico, and Puerto Rico, as well as to independent distributors through which this operation's products were exported to Asia, Japan, Central America, and South America. Contracts specifying annual tonnage quantities are maintained with several major customers.

     Demand for bleached paperboard products generally correlates with real growth in retail sales of non-durable packaged products in the United States, as well as the level of fast food restaurant activity for food service grades, including cup and plate. Demand is also affected by inventory levels maintained by paperboard converters as well as a number of other factors, including changes in industry production capacity and the strength of international markets.

     Substantially all of the assets of Temple-Inland Food Service Corporation ("Food Service") were sold to a third party during 1997. Food Service was an integrated paper converter formed by the Company to manufacture and market paper containers and products primarily for the food service industry. Its products included paper plates and bowls, clamshells, carrying trays and boxes, nested food trays, fry cartons, and pails. These products were sold to the fast food industry, retail consumer stores, and restaurants and cafeterias for use in food service. The Company determined that Food Service was not a good strategic fit and would be better served as part of an organization committed to those product lines. The Company continues to manufacture bleached paperboard grades for conversion to paper cups and plates by outside customers.

     Building Products Group. The Building Products Group produces a wide variety of building products, such as lumber, plywood, particleboard, gypsum wallboard, hardboard siding, and fiberboard sheathing.

     Sales of building products are concentrated in the southern United States. No significant sales are generated under long-term contracts. Sales of most of these products are made by account managers and representatives to distributors, retailers, and O.E.M. (original equipment manufacturer) accounts. Almost 78 percent of particleboard sales are to commercial fabricators, such as manufacturers of cabinets and furniture. The 10 largest customers accounted for approximately 23 percent of the Building Products Group's 1997 sales.

     The building products business is heavily dependent upon the level of residential housing expenditures, including the repair and remodeling market.

     During 1996, the Company completed an upgrade to its particleboard plant in Monroeville, Alabama. Similar renovation projects were completed at the Diboll, Texas, and Thomson, Georgia, particleboard plants during 1997.

     The Building Products Group is a 50 percent owner in three joint ventures. One of these joint ventures is currently scheduled to begin producing medium density fiberboard in the second quarter of 1998 at a facility under construction in Arkansas. Another of these joint ventures is expected to begin producing cement fiberboard in the third quarter of 1998 at a plant under construction in Texas. The third joint venture was the acquisition of an existing facility for the production of gypsum wallboard and a related quarry. This joint venture also began construction after year end of a wallboard plant to be located in Tennessee, completion of which is anticipated by 2000.

     Financial Services Group. The Financial Services Group operates a savings bank and engages in mortgage banking, real estate development, and insurance activities.

     (i) Savings Bank. Guaranty is a federally-chartered stock savings bank operated by the Company through its financial services subsidiaries. Guaranty conducts its business in Texas through 110 banking centers located primarily in the eastern third of Texas, including Houston, Dallas, San Antonio, and Austin. Following the Company's acquisition of California Financial Holding Company ("CFHC") in the second quarter of 1997, Guaranty operates an additional 25 branches in the Central Valley of California. The primary activities of Guaranty include attracting savings deposits from the general public, investing in loans secured by mortgages on residential real estate, lending for the construction of real estate projects, and providing a variety of loan products to consumers and businesses.

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

     During the second quarter of 1997, the Company completed its acquisition of CFHC, the parent corporation of Stockton Savings Bank, F.S.B. ("Stockton") headquartered in Stockton, California. CFHC stockholders received total consideration of approximately $143.4 million, or $30 per share, consisting of a combination of the common stock of the Company and cash. The operations of Stockton were subsequently merged into Guaranty.

     During 1996, Congress adopted legislation to recapitalize the Savings Association Insurance Fund ("SAIF"). This legislation imposed a one-time special assessment on SAIF members equal to 65.7 basis points of insured deposits, or approximately $44 million in the case of Guaranty. Under this legislation, Guaranty will not currently be required to pay any deposit insurance premiums, but will be required to pay approximately 6.5 basis points on insured deposits to fund certain Financial Corporation (FICO) bond obligations. Based on the current level of Guaranty's deposits, this legislation has reduced assessments by approximately $10 million.

     The House and Senate are also discussing additional legislative proposals, including changes to tax laws, related to the thrift industry. At this time, the Company is not able to predict if any of these proposals will be adopted or, if adopted, the ultimate impact they might have on the Company.

     In addition to other minimum capital standards, regulations of the Office of Thrift Supervision of the Department of the Treasury (the "OTS") established to ensure capital adequacy of savings institutions currently require savings institutions to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets and of Tier I capital to adjusted tangible assets. Management believes that as of year end, Guaranty met all of its capital adequacy requirements. In order to obtain the lowest level of FDIC insurance premiums, Guaranty must meet a leverage capital ratio of at least 5 percent of adjusted total assets. At year end, Guaranty had a leverage capital ratio of
5.48 percent of adjusted total assets. For additional information regarding regulatory capital requirements, see Note M to Financial Services Group Summarized Financial Statements on page 49 of the Company's 1997 Annual Report to Shareholders, which is incorporated herein by reference.

     Guaranty must meet or exceed certain regulatory requirements to continue its current activities and to take certain deductions under the Internal Revenue Code. At year end, Guaranty met or exceeded these regulatory requirements and intends to continue meeting or exceeding these regulatory requirements.

     (ii) Mortgage Banking. Temple-Inland Mortgage, a wholly-owned subsidiary of Guaranty, headquartered in Austin, Texas, originates, warehouses, and services FHA, VA, and conventional mortgage loans primarily on single family residential property. Temple-Inland Mortgage originates mortgage loans for sale into the secondary market. It typically retains the servicing rights on these loans, but periodically sells some portion of its servicing to third parties. During 1997, Temple-Inland Mortgage expanded its operations in the Midwest by acquiring Knutson Mortgage Corporation of Minneapolis, a full-service mortgage bank with a loan servicing portfolio of approximately $6 billion. At year end, Temple-Inland Mortgage was servicing $26.1 billion in mortgage loans, including loans serviced for affiliates and approximately $1.6 billion in mortgages serviced for a third party. Temple-Inland Mortgage produced $3.2 billion in mortgage loans during 1997 compared with $1.9 billion during 1996.

     (iii) Real Estate Development and Income Properties. Subsidiaries of Financial Services are involved in the development of 34 residential subdivisions in Texas, Arizona, California, Colorado, Florida, Georgia, Missouri, Tennessee, and Utah. The real estate group of the Company also owns 18 commercial properties, including properties owned by joint ventures in which subsidiaries of Financial Services are venture partners.

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

     (v) Statistical Disclosures. The following tables present various statistical and financial information for the Financial Services Group.

     The following schedule presents the average balances, interest income/expense, and rates earned or paid by major balance sheet category for the years 1995 through 1997:

           AVERAGE BALANCE SHEETS AND ANALYSIS OF NET INTEREST SPREAD

                                         YEAR END 1997                    YEAR END 1996                    YEAR END 1995
                                 ------------------------------   ------------------------------   ------------------------------
                                  AVERAGE                YIELD/    AVERAGE                YIELD/    AVERAGE                YIELD/
                                  BALANCE    INTEREST     RATE     BALANCE    INTEREST     RATE     BALANCE    INTEREST     RATE
                                 ---------   ---------   ------   ---------   ---------   ------   ---------   ---------   ------
                                                                      (DOLLARS IN MILLIONS)
ASSETS
Interest-earning assets:
  Interest-earning deposits in
    other
    banks......................  $    71.0    $  4.1     5.71%    $   32.1     $  2.1     6.42%    $   41.4     $  2.4     5.90%
  Mortgage-backed and
    investment securities......    2,802.2     161.3     5.75%     3,208.5      183.5     5.72%     3,650.4      208.6     5.72%
  Securities purchased under
    agreements to resell,
    agency discount notes,
    federal funds sold, and
    commercial paper...........      332.9      18.3     5.51%       339.4       18.4     5.41%       324.2       19.1     5.88%
  Loans receivable and mortgage
    loans held for sale(1).....    6,618.4     524.9     7.93%     5,258.4      426.1     8.10%     4,490.2      368.6     8.21%
  Covered assets...............         --        --        --          --         --        --       298.5       18.3     6.14%
  Other........................        6.9        .4     6.22%        26.0         .7     2.91%        25.6        1.9     7.42%
                                 ---------    ------              --------     ------              --------     ------
        Total interest-earning
          assets...............    9,831.4    $709.0     7.21%     8,864.4     $630.8     7.12%     8,830.3     $618.9     7.01%
                                              ======                           ======                           ======
Cash...........................      100.1                            90.6                             90.2
Other FSLIC receivables........         --                              .8                            (10.7)
Other assets...................      785.6                           586.0                            537.3
                                 ---------                        --------                         --------
        Total assets...........  $10,717.1                        $9,541.8                         $9,447.1
                                 =========                        ========                         ========

LIABILITIES AND SHAREHOLDER'S EQUITY
Interest-bearing liabilities:
  Deposits:
    Interest-bearing demand....  $ 1,099.6    $ 26.4     2.40%    $1,087.2     $ 26.1     2.41%    $1,212.7     $ 29.9     2.47%
    Savings deposits...........      212.4       4.7     2.22%       184.6        4.2     2.28%       216.2        4.9     2.25%
    Time deposits..............    5,416.4     300.1     5.54%     5,013.6      278.0     5.54%     5,037.6      278.1     5.52%
                                 ---------    ------              --------     ------              --------     ------
        Total interest-bearing
          deposits.............    6,728.4     331.2     4.92%     6,285.4      308.3     4.91%     6,466.5      312.9     4.84%
  Advances from the Federal
    Home Loan Bank.............    1,276.6      79.0     6.19%       629.1       34.0     5.41%       383.6       21.7     5.66%
  Securities sold under
    repurchase agreements......    1,297.2      67.9     5.24%     1,484.3       83.5     5.62%     1,490.3       92.1     6.18%
  Other borrowings.............      147.7      10.1     6.82%       131.9        9.5     7.24%        95.9        7.2     7.49%
                                 ---------    ------              --------     ------              --------     ------
        Total interest-bearing
          liabilities..........    9,449.9    $488.2     5.17%     8,530.7     $435.3     5.10%     8,436.3     $433.9     5.14%
                                              ======                           ======                           ======
Noninterest-bearing demand.....       61.1                            46.4                             79.3
Other liabilities..............      475.6                           361.8                            331.3
Preferred Stock issued by
  subsidiary...................       90.4                              --                               --
Shareholder's equity...........      640.1                           602.9                            600.2
                                 ---------                        --------                         --------
        Total liabilities and
          shareholder's
          equity...............  $10,717.1                        $9,541.8                         $9,447.1
                                 =========                        ========                         ========
        Net interest income....               $220.8                           $195.5                           $185.0
                                              ======                           ======                           ======
        Net yield on
          interest-earning
          assets...............                          2.25%                            2.20%                            2.10%
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

     The following table provides an analysis of the changes in net interest income attributable to changes in volume of interest-earning assets or interest-bearing liabilities and to changes in rates earned or paid:

                         VOLUME/RATE VARIANCE ANALYSIS

                                            1997 COMPARED WITH 1996           1996 COMPARED WITH 1995
                                        -------------------------------    -----------------------------
                                         INCREASE (DECREASE) DUE TO(1)     INCREASE (DECREASE) DUE TO(1)
                                        -------------------------------    -----------------------------
                                         VOLUME      RATE       TOTAL      VOLUME      RATE       TOTAL
                                        --------    -------    --------    -------    -------    -------
                                                                 (IN MILLIONS)
Interest income:
  Interest-earning deposits in other
     banks............................   $  2.2      $(0.2)     $  2.0     $  (.5)    $   .2     $  (.3)
  Mortgage-backed and investment
     securities.......................    (23.3)       1.1       (22.2)     (25.3)        .2      (25.1)
  Securities purchased under
     agreements to resell, agency
     discount notes, federal funds
     sold, and commercial paper.......     (0.4)       0.3        (0.1)        .9       (1.6)       (.7)
  Loans receivable and mortgage loans
     held for sale....................    108.0       (9.2)       98.8       62.3       (4.8)      57.5
  Covered assets......................       --         --          --      (18.3)        --      (18.3)
  Other...............................     (0.8)       0.5        (0.3)        --       (1.2)      (1.2)
                                         ------      -----      ------     ------     ------     ------
          Total interest income.......   $ 85.7      $(7.5)     $ 78.2     $ 19.1     $ (7.2)    $  1.9
                                         ======      =====      ======     ======     ======     ======
Interest expense:
  Deposits:
     Interest-bearing demand..........   $  0.3      $  --      $  0.3     $ (3.1)    $  (.7)    $ (3.8)
     Savings deposits.................      0.6       (0.1)        0.5        (.8)        .1        (.7)
     Time deposits....................     22.3       (0.2)       22.1       (1.3)       1.2        (.1)
                                         ------      -----      ------     ------     ------     ------
          Total interest on
            deposits..................     23.2       (0.3)       22.9       (5.2)        .6       (4.6)
  Advances from the Federal Home Loan
     Bank.............................     39.4        5.5        44.9       13.3       (1.0)      12.3
  Securities sold under repurchase
     agreements.......................    (10.0)      (5.5)      (15.5)      (0.4)      (8.2)      (8.6)
  Other borrowings....................      1.1       (0.5)        0.6        2.5        (.2)       2.3
                                         ------      -----      ------     ------     ------     ------
          Total interest expense......   $ 53.7      $(0.8)     $ 52.9     $ 10.2     $ (8.8)    $  1.4
                                         ======      =====      ======     ======     ======     ======
  Net interest income (expense).......   $ 32.0      $(6.7)     $ 25.3     $  8.9     $  1.6     $ 10.5
                                         ======      =====      ======     ======     ======     ======

---------------

(1) The change in interest income and expense due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

     The following table sets forth the carrying amount of mortgage-backed and investment securities as of the dates indicated:

                              TYPES OF INVESTMENTS

                                                                        AT YEAR END
                                                              --------------------------------
                                                                1997        1996        1995
                                                              --------    --------    --------
                                                                       (IN MILLIONS)
Held-to-Maturity:
Mortgage-backed securities..................................  $1,768.3    $2,083.7    $2,412.8
Debt securities
  U.S. Government securities (including agencies)...........        --          --          .3
  Corporate securities......................................        --          --          --
  Other.....................................................        --          --          .1
                                                              --------    --------    --------
                                                                    --          --          .4
                                                              --------    --------    --------
Available-for-Sale:
Mortgage-backed securities..................................     948.1       643.9       949.6
Debt securities
  Corporate bonds...........................................       3.0         3.0         1.4
Equity securities
  Federal Home Loan Bank Stock..............................      85.7        52.6        57.7
  Other.....................................................        .5          .3         1.7
                                                              --------    --------    --------
                                                                  86.2        52.9        59.4
                                                              --------    --------    --------
                                                              $2,805.6    $2,783.5    $3,423.6
                                                              ========    ========    ========

     The table below sets forth the maturities of mortgage-backed and investment securities as of year end 1997:

       MATURITY DISTRIBUTION OF MORTGAGE-BACKED AND INVESTMENT SECURITIES

                                                         MATURING
                             -----------------------------------------------------------------     VARIABLE/NO
                             WITHIN 1 YEAR      1-5 YEARS        5-10 YEARS     OVER 10 YEARS        MATURITY        TOTAL
                             --------------   --------------   --------------   --------------   ----------------   CARRYING
                             AMOUNT   YIELD   AMOUNT   YIELD   AMOUNT   YIELD   AMOUNT   YIELD    AMOUNT    YIELD    VALUE
                             ------   -----   ------   -----   ------   -----   ------   -----   --------   -----   --------
                                                                  (DOLLARS IN MILLIONS)
Held-to-Maturity:
Mortgage-backed
  securities...............  $  --      --    $  --      --     $ --       --    $ --       --   $1,768.3    5.61%  $1,768.3
Available-for-Sale:
Mortgage-backed
  securities...............     --      --       --      --       --       --      --       --      948.1    7.40%     948.1
Debt securities
  Corporate securities.....     --      --       --      --      2.0     6.34%    1.0     5.79%        --      --        3.0
Equity securities
  Federal Home Loan Bank
    stock..................     --      --       --      --       --       --      --       --       85.7    6.00%      85.7
  Other....................     --      --       --      --       --       --      --       --         .5      --         .5
                             ------           ------            ----             ----            --------           --------
                                --               --      --       --       --      --       --       86.2               86.2
                             ------           ------            ----             ----            --------           --------
                             $  --            $  --             $2.0             $1.0            $2,802.6           $2,805.6
                             ======           ======            ====             ====            ========           ========

     The following table shows the loan distribution for Financial Services:

                                 TYPES OF LOANS

                                                               AT YEAR END
                                         --------------------------------------------------------
                                           1997        1996        1995        1994        1993
                                         --------    --------    --------    --------    --------
                                                              (IN MILLIONS)
Real estate mortgage...................  $4,414.1    $4,198.5    $3,720.0    $3,137.5    $2,302.9
Construction and development (including
  residential).........................   2,975.1     2,152.4     1,500.6     1,022.6       643.7
Commercial and business................   1,253.0       658.8       406.3       229.0        80.7
Consumer and other.....................     590.2       467.2       416.0       366.0       404.1
                                         --------    --------    --------    --------    --------
                                          9,232.4     7,476.9     6,042.9     4,755.1     3,431.4
Less:
  Unfunded portion of loans............   2,709.7     2,002.8     1,211.8     1,027.7       614.0
  Unearned discounts...................        --          --          --          .6         3.0
  Unamortized purchase discounts.......     (21.3)      (11.8)       (1.8)       (5.1)        8.9
  Net deferred fees....................       2.0         3.6         3.0         3.2         2.2
  Allowance for loan losses............      91.1        68.4        65.5        53.9        47.9
                                         --------    --------    --------    --------    --------
                                          2,781.5     2,063.0     1,278.5     1,080.3       676.0
                                         --------    --------    --------    --------    --------
                                         $6,450.9    $5,413.9    $4,764.4    $3,674.8    $2,755.4
                                         ========    ========    ========    ========    ========

     The table below presents the maturity distribution of loans (excluding real estate mortgage and consumer loans) outstanding at year end 1997, based on scheduled repayments. The amounts due after one year, classified according to the sensitivity to changes in interest rates, are also provided.

       MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

                                                              MATURING
                                             -------------------------------------------
                                             WITHIN 1     1 TO 5     AFTER 5
                                               YEAR       YEARS       YEARS      TOTAL
                                             --------    --------    -------    --------
                                                            (IN MILLIONS)
Construction and development (including
  residential).............................  $1,790.1    $1,185.0    $   --     $2,975.1
Commercial and business....................     577.1       542.9     133.0      1,253.0
                                             --------    --------    ------     --------
                                             $2,367.2    $1,727.9    $133.0     $4,228.1
                                             ========    ========    ======     ========
Loans maturing after 1 year with:
  Variable interest rates..................              $1,704.9    $102.8     $1,807.7
                                                         ========    ======     ========

     Loans accounted for on a nonaccrual basis, accruing loans that are contractually past due 90 days or more, and restructured or other potential problem loans were less than two percent of total loans during 1997, 1996, 1995, 1994, and 1993. The aggregate amounts and the interest income foregone on such loans, therefore, are immaterial and are not disclosed.

     The following tables summarize activity in the allowance for loan losses and show the allocation of the allowance for loan losses by loan type:

                   ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

                                                                  AT YEAR END
                                                  --------------------------------------------
                                                  1997        1996    1995    1994       1993
                                                  -----       -----   -----   -----      -----
                                                             (DOLLARS IN MILLIONS)
Balance at beginning of year....................  $68.4       $65.5   $53.9   $47.9      $20.8
Charge-offs:
  Real estate mortgages.........................   (4.8)       (5.8)   (3.9)   (4.4)(b)    (.7)
  Construction and development..................    (.1)        (.1)     --      --         --
  Commercial....................................    (.9)       (2.9)    (.7)   (1.1)        --
  Consumer and other............................   (2.0)       (4.4)   (5.0)   (4.7)(b)   (1.8)
                                                  -----       -----   -----   -----      -----
                                                   (7.8)      (13.2)   (9.6)  (10.2)      (2.5)
Recoveries:
  Real estate mortgages.........................     .9         2.1     1.1      .6         .2
  Commercial....................................     --          --      .5      .1         --
  Consumer and other............................     .9          .9      .8     1.4         .6
                                                  -----       -----   -----   -----      -----
                                                    1.8         3.0     2.4     2.1         .8
                                                  -----       -----   -----   -----      -----
          Net charge-offs.......................   (6.0)      (10.2)   (7.2)   (8.1)(b)   (1.7)
Additions charged to operations.................   (1.7)       13.8    14.6     6.5        4.8
Additions related to bulk purchases of loans,
  net of adjustments............................   30.4(a)      (.7)    4.2     7.6       24.0(b)
                                                  -----       -----   -----   -----      -----
Balance at end of year..........................  $91.1       $68.4   $65.5   $53.9      $47.9
                                                  =====       =====   =====   =====      =====
Ratio of net charge-offs during the year to
  average loans outstanding during the year.....    .10%        .20%    .16%    .27%       .10%
                                                  =====       =====   =====   =====      =====

---------------

(a) Principally related to the loan portfolio from the acquisition of Stockton Savings Bank, F.S.B.

(b) Principally related to the loan portfolio from the acquisition of American Federal Bank, F.S.B.

                  ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
                             (DOLLARS IN MILLIONS)

                                                                  AT YEAR END
                       -------------------------------------------------------------------------------------------------
                                1997                     1996                     1995                     1994
                       ----------------------   ----------------------   ----------------------   ----------------------
                                   PERCENT OF               PERCENT OF               PERCENT OF               PERCENT OF
                                    LOANS TO                 LOANS TO                 LOANS TO                 LOANS TO
                       AMOUNT OF     TOTAL      AMOUNT OF     TOTAL      AMOUNT OF     TOTAL      AMOUNT OF     TOTAL
                       ALLOWANCE     LOANS      ALLOWANCE     LOANS      ALLOWANCE     LOANS      ALLOWANCE     LOANS
                       ---------   ----------   ---------   ----------   ---------   ----------   ---------   ----------
Real estate
  mortgage...........    $58.0         48%        $59.6         56%        $57.9         61%        $46.1         66%
Construction and
  development........     25.1         32%          1.9         29%          1.7         25%          1.4         21%
Commercial and
  business...........      4.1         14%          2.5          9%          1.0          7%          1.5          5%
Consumer and other...      3.9          6%          4.4          6%          4.9          7%          4.9          8%
                         -----        ----        -----        ----        -----        ----        -----        ----
                         $91.1        100%        $68.4        100%        $65.5        100%        $53.9        100%
                         =====        ====        =====        ====        =====        ====        =====        ====

                            AT YEAR END
                       ----------------------
                                1993
                       ----------------------
                                   PERCENT OF
                                    LOANS TO
                       AMOUNT OF     TOTAL
                       ALLOWANCE     LOANS
                       ---------   ----------
Real estate
  mortgage...........    $39.4         67%
Construction and
  development........      1.0         19%
Commercial and
  business...........      1.1          2%
Consumer and other...      6.4         12%
                         -----        ----
                         $47.9        100%
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

     Deposits. The average amount of deposits and the average rates paid on noninterest-bearing demand deposits, interest-bearing demand deposits, savings deposits, and time deposits are presented on the schedule of average balance sheets and analysis of net interest spread of the Financial Services Group on page 8 hereof.

     The amount of time deposits of $100,000 or more and related maturities at year end 1997, are disclosed in Note F to Financial Services Group Summarized Financial Statements on page 47 of the Company's 1997 Annual Report.

     Return on Equity and Assets. The following table shows operating and capital ratios of the Financial Services Group for each of the last three years:

                          OPERATING AND CAPITAL RATIOS

                                                                   YEAR END
                                                          --------------------------
                                                           1997      1996      1995
                                                          -------   -------   ------
Return on average assets................................    1.04%      .41%*    .75%
Return on average equity................................   17.41%     6.43%*  11.79%
Dividend payout ratio...................................  246.72%   128.96%*  70.66%
Equity to assets ratio..................................    5.97%     6.32%    6.35%

---------------

* Includes SAIF assessment of $43.9 million. If the SAIF assessment is excluded from 1996, the operating and capital ratios for 1996 would have been .74%, 11.63%, and 70.48% for return on average assets, return on average equity, and dividend payout ratio, respectively.

     Short-term borrowings. The following table shows short-term borrowings outstanding for the Financial Services Group at the end of the reported period:

                             SHORT TERM BORROWINGS
                                 (IN MILLIONS)

                                                       WEIGHTED                                WEIGHTED
                                                       AVERAGE      MAXIMUM       AVERAGE      AVERAGE
                                                       INTEREST     AMOUNT        AMOUNT       INTEREST
                                          BALANCE AT   RATE AT    OUTSTANDING   OUTSTANDING      RATE
                                            END OF      END OF    DURING THE    DURING THE    DURING THE
                                            PERIOD      PERIOD      PERIOD        PERIOD        PERIOD
                                          ----------   --------   -----------   -----------   ----------
                  1997
Securities sold under agreements to
  repurchase............................   $  270.0      5.9%      $1,696.6      $1,297.2        5.2%
Short-term FHLB advances................   $1,128.5      5.9%      $1,128.5      $  871.1        6.1%
                  1996
Securities sold under agreements to
  repurchase............................   $  959.3      5.5%      $1,992.4      $1,484.3        5.6%
Short-term FHLB advances................   $  977.6      5.5%      $1,022.6      $  559.9        5.0%
                  1995
Securities sold under agreements to
  repurchase............................   $1,573.7      5.8%      $1,864.1      $1,490.3        6.2%
Short-term FHLB advances................   $   30.0      5.8%      $   50.0      $  228.9        5.3%

---------------

Note: Certain short-term FHLB advances and securities sold under agreements to repurchase generally mature within thirty days of the transaction date. Average borrowings during the year were calculated based on daily average.

RAW MATERIALS

     The Company's main resource is timber, with approximately 2.2 million acres of timberland located in Texas, Louisiana, Alabama, and Georgia. In 1997, wood fiber required for the Company's paper and wood products operations was produced from these lands and as a by-product of its solid wood operations to the extent shown on the following chart:

                            WOOD FIBER REQUIREMENTS

                                                    PERCENTAGE
                                                     SUPPLIED
                  RAW MATERIALS                     INTERNALLY
                  -------------                     ----------
Sawtimber.........................................     58%
Pine Pulpwood.....................................     63%
Hardwood Pulpwood.................................     35%

     The balance of the wood fiber required for these operations was purchased from numerous landowners and other lumber companies. In an effort to provide an alternative for a portion of its projected need for hardwood fiber, the Company operates a eucalyptus plantation in Mexico. The Company expects to begin receiving fiber from this project in approximately five years.

     Linerboard and corrugating medium are the principal materials used by Inland to make corrugated boxes. The mills at Rome, Georgia, and Orange, Texas, are solely linerboard mills. The Ontario, California, and Maysville, Kentucky, mills are traditionally linerboard mills, but can be used to manufacture corrugating medium. The Newport, Indiana; Newark, California; and New Johnsonville, Tennessee, mills are solely corrugating medium mills. The principal raw material used by the Rome, Georgia, and Orange, Texas, mills is virgin fiber. The Ontario, California; Newark, California; Newport, Indiana; and Maysville, Kentucky, mills use only old corrugated containers ("OCC"). The mill at New Johnsonville, Tennessee, uses a combination of virgin fiber and OCC. In 1997, OCC represented approximately 44% of the total fiber needs of the Company's containerboard operations. The price of OCC may exhibit volatility due to normal supply and demand fluctuations for the raw material and for the finished product. OCC is purchased by the Company and its competitors on the open market from numerous suppliers. Price fluctuations reflect the competitiveness of these markets. The Company's historical grade patterns produce more linerboard and less corrugating medium than is converted at the Company's box plants. The deficit of corrugating medium is obtained through open market purchases and/or trades and the excess linerboard is sold in the open market.

     Temple-Inland FPC obtains the gypsum for its wallboard operations from its own quarry near Fletcher, Oklahoma, and from one outside source through a long-term purchase contract. At its gypsum wallboard plant in West Memphis, Arkansas, the Company also uses synthetic gypsum as a raw material. Synthetic gypsum is a by-product of coal-burning electrical power plants. The joint venture gypsum wallboard plant being built in Cumberland City, Tennessee, will use only synthetic gypsum in its operations. The Company has entered into a long-term supply agreement for synthetic gypsum produced at a TVA electrical plant located adjacent to the joint venture plant. Synthetic gypsum acquired pursuant to this agreement will supply all of the synthetic gypsum required by the joint venture plant and a portion of the requirements for the West Memphis plant.

     In the opinion of management, the sources outlined above will be sufficient to supply the Company's raw material needs for the foreseeable future.

ENERGY

     Electricity and steam requirements at the Company's manufacturing facilities are either supplied by a local utility or generated internally through the use of a variety of fuels, including natural gas, fuel oil, coal, wood bark, and in some instances, waste products resulting from the manufacturing process. By utilizing these waste products and other wood by-products as a biomass fuel to generate electricity and steam, the Company was able to generate approximately 50 percent of its energy requirements at its mills in Rome, Georgia; Evadale, Texas; and Orange, Texas, during 1997. The Ontario, California, mill operates a cogeneration power plant that sells to an electric utility excess electricity generated. In most cases where natural gas or fuel oil is used as a fuel, the Company's facilities possess a dual capacity enabling the use of either fuel as a source of energy.

     The natural gas needed to run the Company's natural gas fueled power boilers is acquired pursuant to multiple gas contracts that provide for the purchase of gas on an interruptible basis at favorable rates.

EMPLOYEES

     At January 3, 1998, the Company and its subsidiaries had approximately 15,000 employees. Approximately 4,900 of these employees are covered by collective bargaining agreements. These agreements generally run for a term of three to six years and have varying expiration dates. The following table summarizes certain information about the collective bargaining agreements that cover a significant number of employees:

     LOCATION           BARGAINING UNIT(A)          EMPLOYEES COVERED       EXPIRATION DATES
     --------           ------------------          -----------------       ----------------
Bleached            United Paperworkers         489 Hourly Production       August 1, 2004
  Paperboard Mill,  International Union         Employees, 193 Hourly
  Evadale, Texas    ("UPIU"), Local 801, UPIU,  Mechanical Maintenance
                    Local 825, and              Employees, and 70
                    International Brotherhood   Electrical Maintenance
                    of Electrical Workers       Employees
                    ("IBEW"), Local 390
Linerboard Mill,    UPIU, Local 1398, and       242 Hourly Production       July 31, 1999
  Orange, Texas     UPIU, Local 391             Employees and 102 Hourly
                                                Maintenance Employees
Linerboard Mill,    UPIU, Local 804, IBEW,      355 Hourly Production       August 28, 2000
  Rome, Georgia     Local 613, United           Employees, 43 Electrical
                    Association of Journeymen   Maintenance Employees, and
                    & Apprentices of the        137 Hourly Maintenance
                    Plumbing & Pipefitting      Employees
                    Industry of the U.S. and
                    Canada, Local 766, and
                    International Association
                    of Machinists & Aerospace
                    Workers, Local 414
Evansville,         UPIU, Local 1046, UPIU,     103, 102, and 96 Hourly     August 30, 2002
  Indiana,          Local 1737, and UPIU,       Production Employees,
  Louisville,       Local 114, respectively     respectively
  Kentucky, and
  Middletown,
  Ohio, Box Plants
  ("Northern
  Multiple")
Rome, Georgia, and  UPIU Local 838 and UPIU     135 and 103 Hourly          December 1, 2003
  Orlando,          Local 634, respectively     Production Employees,
  Florida, Box                                  respectively
  Plants
  ("Southern
  Multiple")

     The Company has additional collective bargaining agreements with the employees of various of its other box plants, mills, and building products plants. These agreements each cover a relatively small number of employees and are negotiated on an individual basis at each such facility.

     The Company considers its relations with its employees to be good.

ENVIRONMENTAL PROTECTION

     The operations conducted by the subsidiaries of the Company are subject to federal, state, and local provisions regulating the discharge of materials into the environment and otherwise related to the protection of the environment. Compliance with these provisions, primarily the Federal Clean Air Act, Clean Water Act,

Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986 ("CERCLA"), and Resource Conservation and Recovery Act ("RCRA"), has required the Company to invest substantial funds to modify facilities to assure compliance with applicable environmental regulations. Capital expenditures directly related to environmental compliance totaled approximately $16 million during 1997. This amount does not include capital expenditures for environmental control facilities made as part of major mill modernizations and expansions or capital expenditures made for another purpose that have an indirect benefit on environmental compliance.

     The Company is committed to protecting the health and welfare of its employees, the public, and the environment and strives to maintain compliance with all state and federal environmental regulations in a manner that is also cost effective. In the construction of new facilities and the modernization of existing facilities, the Company has used state of the art technology for its air and water emissions. These forward-looking programs are intended to minimize the impact that changing regulations have on capital expenditures for environmental compliance.

     Future expenditures for environmental control facilities will depend on new laws and regulations and other changes in legal requirements and agency interpretations thereof, as well as technological advances. The Company expects the trend toward more stringent environmental regulation to continue for the foreseeable future. The trend in interpretation and application of existing regulations by regulatory authorities also appears to be toward increasing stringency particularly under RCRA with respect to certain solid wastes generated at kraft mills. Given these uncertainties, the Company currently estimates that capital expenditures for environmental purposes during the period 1998 through 2000 will average approximately $15 million each year. The estimated expenditures could be significantly higher if more stringent laws and regulations are implemented.

     On November 14, 1997, the U.S. Environmental Protection Agency (the "EPA") issued extensive regulations governing air and water emissions from the pulp and paper industry (the "Cluster Rule"). According to the EPA, the technology standards in the Cluster Rule will cut the industry's toxic air pollutant emissions by almost 60 percent from current levels and virtually eliminate all dioxin discharged from pulp, paper, and paperboard mills into rivers and other surface waters. The rule also provides incentives for individual mills to adopt technologies that will lead to further reductions in toxic pollutant discharges. The EPA estimates that the industry will need to invest approximately $1.8 billion in capital expenditures and approximately $277 million per year in operating expenditures to comply with the Cluster Rule. The initial compliance period is three years from the date these regulations are published in the Federal Register. The estimated expenditures of the Company that are disclosed above do not include expenditures that may be needed to comply with the Cluster Rule. Based upon its interpretation of the Cluster Rule as issued, the Company currently estimates that compliance with the rule may require modifications at several facilities. Some of these modifications can be included in modernization projects that will provide economic benefits to the Company. The extent of such benefits can increase these investments, but currently these expenditures are not expected to exceed $110 million over the next three years.

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

     The corrugated packaging industry is highly competitive with almost 1,500 box plants in the United States. Box plants operated by Inland and its subsidiaries accounted for approximately 8.3 percent of total industry shipments during 1997. Although corrugated packaging is dominant in the national distribution process, Inland's products also compete with various other packaging materials, including products made of paper, plastics, wood, and metals.

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

EXECUTIVE OFFICERS

     Set forth below are the names, ages, and titles of the persons who serve as executive officers of the Company:

         NAME           AGE                                OFFICE
         ----           ---                                ------
Clifford J. Grum......  63     Chairman of the Board and Chief Executive Officer
Kenneth M. Jastrow,
  II..................  50     President, Chief Operating Officer, and Chief Financial Officer
William B. Howes......  60     Executive Vice President
Harold C. Maxwell.....  57     Group Vice President
Ted A. Owens..........  59     Group Vice President
Jack C. Sweeny........  51     Group Vice President
Joseph E. Turk........  54     Group Vice President
David H. Dolben.......  62     Vice President and Chief Accounting Officer
M. Richard Warner.....  46     Vice President, General Counsel, and Secretary
David W. Turpin.......  47     Treasurer

     Clifford J. Grum became Chairman of the Board, Chief Executive Officer, and a Director of the Company in February 1991 after serving as President, Chief Executive Officer, and a Director since October 1983. He also serves as a Director of Temple-Inland FPC, a Director of Inland, Chairman of the Board of Guaranty, and a Director of Financial Services.

     Kenneth M. Jastrow, II was named President, Chief Operating Officer, and a Director of the Company in February 1998, and continues to serve as the Chief Financial Officer of the Company, a position he has held since November 1991. Before being named President and Chief Operating Officer, Mr. Jastrow was a Group Vice President of the Company since 1995. He also serves as Chairman of the Board and Chief Executive Officer of Financial Services, President and Chief Executive Officer of Guaranty, and Chairman of the Board and Chief Executive Officer of Temple-Inland Mortgage.

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

     Harold C. Maxwell became Group Vice President of the Company in May 1989. In March 1998, Mr. Maxwell was named Chairman of the Board, President, and Chief Executive Officer of Temple-Inland FPC after having served as Group Vice President -- Building Products of Temple-Inland FPC since November 1982.

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

ITEM 2. PROPERTIES

     The Company owns and operates plants, mills, and manufacturing facilities throughout the United States, three box plants in Mexico, and box plants in Argentina, Chile, and Puerto Rico. Additional descriptions as of year-end of selected properties are set forth in the following charts:

                              CONTAINERBOARD MILLS

                                                                             RATED
                                                                 NO. OF      ANNUAL        1997
                    LOCATION                       PRODUCT      MACHINES    CAPACITY    PRODUCTION
                    --------                       -------      --------    --------    ----------
                                                                                  (IN TONS)
Ontario, California.............................  Linerboard       1        300,000      288,000
Rome, Georgia...................................  Linerboard       2        835,000      849,000
Orange, Texas...................................  Linerboard       2        630,000      608,000
Maysville, Kentucky.............................  Linerboard       1        390,000      397,000
Newark, California(1)...........................      Medium       2         70,000       73,000
Newport, Indiana................................      Medium       1        280,000      284,000
New Johnsonville, Tennessee.....................      Medium       1        265,000      262,000

---------------

(1) In February 1998, the Company announced its intention to close this mill during the second quarter of 1998.

                            BLEACHED PAPERBOARD MILL

                                                                               RATED
                                                                    NO. OF     ANNUAL       1997
               LOCATION                    PRODUCT MIX             MACHINES   CAPACITY   PRODUCTION
               --------                    -----------             --------   --------   ----------
                                                                                    (IN TONS)
Evadale, Texas.........................  Bleached Pulp       .6%       4                    3,734
                                         Food Service      35.9%                          243,652
                                         Packaging         38.4%                          260,568
                                         Office Supplies   15.3%                          103,736
                                         Specialties        7.0%                           47,363
                                         Nodular Pulp       2.8%                           18,750
                                                           -----              -------     -------
                                                            100%       4      690,000*    677,803
                                                           =====                          =======

---------------

* The production capacity may vary to some degree depending on product mix. Due to market conditions for the grade it was designed to produce, the Company decided in 1993 to no longer operate a cylinder machine at the mill.

                          CORRUGATED CONTAINER PLANTS*

                                                                               DATE
                                                              CORRUGATOR    ACQUIRED OR
                          LOCATION                               SIZE       CONSTRUCTED
                          --------                            ----------    -----------
Fort Smith, Arkansas........................................     87"           1978
Fort Smith, Arkansas(1)***..................................    None           1996
Bell, California............................................     97"           1972
El Centro, California(1)....................................     87"           1990
Newark, California (2)......................................     87"           1974
Ontario, California.........................................     87"           1985
Santa Fe Springs, California................................     98"           1972
Tracy, California**.........................................     87"           1986
Wheat Ridge, Colorado.......................................     87"           1977
Orlando, Florida............................................     98"           1955
Rome, Georgia**.............................................  87" & 98"        1955
Chicago, Illinois...........................................     87"           1957
Crawfordsville, Indiana.....................................     98"           1971
Evansville, Indiana.........................................     98"           1958
Garden City, Kansas.........................................     96"           1981
Kansas City, Kansas.........................................     87"           1981
Louisville, Kentucky........................................     87"           1958
Minden, Louisiana...........................................     98"           1986
Minneapolis, Minnesota......................................     87"           1986
Hattiesburg, Mississippi....................................     87"           1965
St. Louis, Missouri.........................................     87"           1963
Spotswood, New Jersey.......................................     87"           1963
Middletown, Ohio............................................     98"           1930
Streetsboro, Ohio...........................................     98"           1997
Biglerville, Pennsylvania...................................     98"           1955
Hazleton, Pennsylvania......................................     98"           1976
Vega Alta, Puerto Rico......................................     87"           1977
Lexington, South Carolina...................................     98"           1980
Rock Hill, South Carolina...................................     87"           1972
Elizabethton, Tennessee.....................................     98"           1982
Elizabethton, Tennessee(1)***...............................    None           1990
Dallas, Texas...............................................     98"           1962
Edinburg, Texas.............................................     87"           1989
Petersburg, Virginia........................................     87"           1991
San Jose Iturbide, Mexico...................................     87"           1994
Monterrey, Mexico...........................................     87"           1994
Los Mochis, Sinaloa, Mexico.................................     80"           1997
Buenos Aires, Argentina.....................................     98"           1994
Santiago, Chile.............................................     87"           1995

---------------

* The annual capacity of Inland's box plants is not given because such annual capacity is a function of the product mix, customer requirements and the type of converting equipment installed and operating at each plant, each of which varies from time to time.

** The Tracy, California and Rome, Georgia plants each contain two corrugators.

***   Sheet plants.

(1)   Leased facilities.

(2) In February 1998, the Company announced its intention to close this box plant during the second quarter of 1998.

     Inland owns specialty converting plants in Santa Fe Springs, California; Harrington, Delaware; Indianapolis, Indiana; and Leominster, Massachusetts, and leases specialty converting plants in Buena Park, California; Santa Fe Springs, California; Ontario, California; and Rural Hall, North Carolina. Additionally, Inland owns a graphics resource center in Indianapolis, Indiana, that has a 100" preprint press and a tape manufacturing facility in Milwaukee, Wisconsin, and also leases 50 warehouses located throughout much of the United States.

                               BUILDING PRODUCTS

                                                                                RATED
                                                                               ANNUAL
                   DESCRIPTION                           LOCATION             CAPACITY
                   -----------                           --------          ---------------
                                                                           (IN MILLIONS OF
                                                                             BOARD FEET)
Lumber...........................................   Diboll, Texas                150*
Lumber...........................................   Pineland, Texas               95
Lumber...........................................   Buna, Texas                  170
Lumber...........................................   Rome, Georgia                115
Lumber...........................................   DeQuincy, Louisiana          145

---------------

*    Includes separate finger jointing capacity of 10 million board feet.

                                                                               RATED
                                                                              ANNUAL
                 DESCRIPTION                           LOCATION              CAPACITY
                 -----------                           --------           ---------------
                                                                          (IN MILLIONS OF
                                                                           SQUARE FEET)
Fiberboard...................................   Diboll, Texas                   460
Particleboard................................   Monroeville, Alabama            145
Particleboard................................   Thomson, Georgia                145
Particleboard................................   Diboll, Texas                   140
Particleboard................................   Hope, Arkansas                  180
Plywood......................................   Pineland, Texas                 265
Gypsum Wallboard.............................   West Memphis, Arkansas          400
Gypsum Wallboard.............................   Fletcher, Oklahoma              466
Gypsum Wallboard*............................   McQueeney, Texas                300

---------------

* This facility is owned by a joint venture in which a subsidiary of the Company has a 50 percent interest.

                            TIMBER AND TIMBERLANDS*
                                   (IN ACRES)

Pine Plantations.........................................   1,510,779
Natural Pine.............................................     323,738
Hardwood.................................................     215,826
Special Use/Non-Forested.................................     107,913
                                                            ---------
TOTAL....................................................   2,158,256
                                                            =========

---------------

*    Includes approximately 243,000 acres of leased land.

     In the opinion of management, the Company's plants, mills, and manufacturing facilities are suitable for their purpose and adequate for the Company's business.

     Through its subsidiaries, the Company owns certain of the office buildings in which various of its corporate offices are headquartered. This includes approximately 76,000 square feet of space in Diboll, Texas, approximately 130,000 square feet in Indianapolis, Indiana, and 270,000 square feet of office space in Austin,

Texas. Construction is currently in progress for a 175,000 square foot addition to the Company's office complex in Austin, Texas.

     The Company also owns 381,000 mineral acres in Texas and Louisiana. Revenue from lease and production activities on these acres totaled $10.8 million in 1997. Additionally, the Company owns 395,830 mineral acres in Alabama and Georgia, which produced no lease or production revenue in 1997.

     At year end 1997 property and equipment having a net book value of approximately $48.4 million were subject to liens in connection with $71.6 million of debt.

ITEM 3. LEGAL PROCEEDINGS

  General:

     During the year, the Company disclosed that a former employee of the Company ("Employee") filed a wrongful termination lawsuit against the Company on August 4, 1995, which is currently pending in state district court in Angelina County, Texas. Employee alleges that his employment was terminated for refusing to participate in alleged illegal activity consisting of underpayment of the Company's federal income taxes and filing with the Securities and Exchange Commission (the "Commission") financial reports that were misleading because of the understatement of income. Although the Company does not consider this litigation to be material, the Company has publicly denied the allegations made by Employee in response to media attention given to the litigation. The Company remains confident that upon the ultimate trial of the issues raised, the allegations will be found to have no merit or grounds whatsoever. As a result of the allegations made by Employee, the Commission began a non-public investigation into the allegations. The Company has provided information to the Commission in response to a subpoena issued in this investigation and will continue to cooperate with the Commission in resolving this matter.

     The Company and its subsidiaries are involved in various other legal proceedings that have arisen from time to time in the ordinary course of business. In the opinion of the Company's management, such proceedings will not be material to the business or financial condition of the Company and its subsidiaries.

  Environmental:

     The facilities of the Company are periodically inspected by environmental authorities, with whom the Company must file periodic reports on the discharge of pollutants. Occasionally, one or more of these facilities have operated in violation of applicable pollution control standards, which could subject the facilities to fines or penalties in the future. Management believes that any fines or penalties that may be imposed as a result of these violations will not have a material adverse effect on the Company's earnings or competitive position. The Company, however, has noticed an increase in the number and dollar amount of fines and penalties imposed by environmental authorities. No assurance can be given, therefore, that any fines levied against the Company in the future for any such violations will not be material.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matter to a vote of its stockholders during the fourth quarter of its last fiscal year.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Market Information:

     The information concerning market prices of the Company's Common Stock required by this item is incorporated by reference from page 34 of the Company's 1997 Annual Report to Shareholders furnished to the Securities and Exchange Commission pursuant to Rule 14a-3(b).

  Stockholders:

     The Company's stock transfer records indicated that as of March 4, 1998, there were approximately 7,240 holders of record of the Common Stock.

  Dividend Policy:

     On February 6, 1998, the Board of Directors declared a quarterly dividend on the Common Stock of $.32 per share payable on March 13, 1998, to stockholders of record on February 27, 1998. During the first two quarters of 1995, the Company paid a quarterly dividend of $.27 per share. The quarterly dividend was increased to $.30 per share beginning with the dividend payable September 15, 1995, and was increased again to $.32 per share beginning with the dividend payable September 13, 1996. The Board will review its dividend policy periodically, and the declaration of dividends will necessarily depend upon earnings and financial requirements of the Company and other factors within the discretion of its Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA

     The information required by this item is incorporated by reference from page 34 of the Company's 1997 Annual Report to Shareholders furnished to the Securities and Exchange Commission pursuant to Rule 14a-3(b).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is incorporated by reference from pages 25 through 33 of the Company's 1997 Annual Report to Shareholders furnished to the Securities and Exchange Commission pursuant to Rule 14a-3(b).

     Management's Discussion and Analysis of Financial Condition and Results of Operations that is incorporated by reference into this item and the Market Risk Disclosures set forth in item 7A contain forward-looking statements that involve risks and uncertainties. The actual results achieved by Temple-Inland may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include general economic, market, or business conditions; the opportunities (or lack thereof) that may be presented to and pursued by Temple-Inland and its subsidiaries; the availability and price of raw materials used by Temple-Inland and its subsidiaries; competitive actions by other companies; changes in laws or regulations; and other factors, many of which are beyond the control of Temple-Inland and its subsidiaries.

ITEM 7.A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Interest Rate Risk:

     The Company is subject to interest rate risk from the utilization of financial instruments such as term debt and other borrowings, as well as the lending and deposit gathering activities of the Financial Services Group. Historically, the exposure of income to interest rate risk has been maintained at a relatively moderate level due to the high correlation between changes in the rates earned on the group's adjustable rate assets (which comprise over 90% of earning assets) and changes in the aggregate cost of the group's funding sources. The Company has many options to mitigate the earnings impact of a significant change in interest rates. Potential options include selling assets, executing hedges, and modifying the maturity or repricing characteristics of assets and/or liabilities.

     The Company routinely utilizes a simulation model to measure the sensitivity of income to movements in interest rates. The model incorporates the maturity and repricing characteristics of interest rate sensitive assets and liabilities, as well as assumptions regarding the impact of changing interest rates on the prepayment rates of certain assets. The following table illustrates the estimated impact on pre-tax income of immediate, parallel, and sustained shifts in interest rates for the subsequent 12 month period:

  CHANGE IN      INCREASE/(DECREASE) IN
INTEREST RATES    INCOME BEFORE TAXES
--------------   ----------------------
                     (IN MILLIONS)
  +2%                      $ 4
  +1%                      $ 9
   0                       $ 0
  -1%                     $(12)
  -2%                     $(14)

     Additionally, the fair value (estimated at $270 million as of the end of 1997) of the Financial Services Group's mortgage servicing rights is also affected by changes in interest rates. The Company estimates that a one percentage point decrease in interest rates from current levels would decrease the fair value of the mortgage servicing rights by approximately $40 million.

     Foreign Currency Risk:

     The Company's exposure to foreign currency fluctuations on its financial instruments is not material because most of these instruments are denominated in U.S. dollars.

     Commodity Price Risk:

     The Company has no financial instruments subject to commodity price risks.

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

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from pages 10 through 16 of the Company's Definitive Proxy Statement.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents Filed as Part of Report.

1. FINANCIAL STATEMENTS:

                                                               PAGE
                            ITEM                              NUMBER
                            ----                              ------
Temple-Inland Inc. and Subsidiaries
Report of Independent Auditors*.............................   61
Consolidated Statements of Income -- for the years 1997,
  1996, and 1995*...........................................   50
Consolidating Balance Sheets at year end 1997 and 1996*.....  52-53
Consolidated Statements of Shareholders' Equity -- for the
  years 1997, 1996, and 1995*...............................   54
Consolidated Statements of Cash Flows -- for the years 1997,
  1996, and 1995*...........................................   51
Notes to Consolidated Financial Statements*.................  55-60

---------------

* Incorporated herein by reference from the Company's Annual Report to Shareholders for the fiscal year ended January 3, 1998, and filed for purposes of those portions so incorporated as Exhibit 13. Page numbers refer to page numbers in the Company's 1997 Annual Report to Shareholders.

2. FINANCIAL STATEMENT SCHEDULE:

     The following Financial Statement Schedule of the Company required by Regulation S-X and excluded from the Annual Report to Shareholders for the year ended January 3, 1998, is filed herewith at the page indicated.

                                                               PAGE
                            ITEM                              NUMBER
                            ----                              ------
Temple-Inland Inc. and Subsidiaries
  Schedule II -- Valuation and Qualifying Accounts..........    32

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are inapplicable and, therefore, have been omitted.

3. EXHIBITS:

        EXHIBIT
         NUMBER                                    EXHIBIT
        -------                                    -------
          3.01           -- Certificate of Incorporation of the Company(1), as
                            amended effective May 4, 1987(2), as amended effective
                            May 4, 1990(3)
          3.02           -- By-laws of the Company as amended and restated May 3,
                            1991(18)
          4.01           -- Form of Specimen Common Stock Certificate of the
                            Company(4)
          4.02           -- Indenture dated as of September 1, 1986, between the
                            Registrant and Chemical Bank, as Trustee(5), as amended
                            by First Supplemental Indenture dated as of April 15,
                            1988, as amended by Second Supplemental Indenture dated
                            as of December 27, 1990(12), and as amended by Third
                            Supplemental Indenture dated as of May 9, 1991(13)
          4.03           -- Form of Specimen Medium-Term Note of the Company(5)
          4.04           -- Form of Fixed-rate Medium Term Note, Series B, of the
                            Company(12)
          4.05           -- Form of Floating-rate Medium Term Note, Series B, of the
                            Company(12)
          4.06           -- Form of 9% Note due May 1, 2001, of the Company(15)
          4.07           -- Form of Fixed-rate Medium Term Note, Series D, of the
                            Company(14)
          4.08           -- Form of Floating-rate Medium Term Note, Series D, of the
                            Company(14)
          4.09           -- Certificate of Designation, Preferences and Rights of
                            Series A Junior Participating Preferred Stock, dated
                            February 16, 1989(6)
          4.10           -- Rights Agreement, dated February 3, 1989, between the
                            Company and NCNB Texas National Bank, Dallas, Texas, as
                            Rights Agent(7)
          4.11           -- Form of 7.25% Note due September 15, 2004, of the
                            Company(16)
          4.12           -- Form of 8.25% Debenture due September 15, 2022, of the
                            Company(16)
         10.01*          -- 1988 Stock Option Plan for Key Employees and Directors of
                            Temple-Inland Inc. and its Subsidiaries(8)
         10.02*          -- Form of Incentive Option Agreement under the 1988 Stock
                            Option Plan(8)
         10.03*          -- Form of Nonqualified Option Agreement under the 1988
                            Stock Option Plan(8)
         10.04*          -- Temple-Inland Inc. Incentive Stock Plan(1), as amended
                            May 6, 1988(9), as amended February 7, 1992(18)
         10.05*          -- Form of Incentive Shares Agreement(10)
         10.06*          -- 1988 Performance Unit Plan for Key Employees of
                            Temple-Inland Inc. and its Subsidiaries(9), as amended
                            February 4, 1994(20)
         10.07*          -- Form of Performance Unit Rights Agreement under the
                            Performance Unit Plan(6)

        EXHIBIT
         NUMBER                                    EXHIBIT
        -------                                    -------
         10.08           -- Assistance Agreement dated September 30, 1988, among the
                            Federal Savings and Loan Insurance Corporation; Guaranty
                            Federal Savings Bank, Dallas, Texas; Guaranty Holdings
                            Inc. I; Guaranty Holdings Inc. II; Temple-Inland Inc.;
                            Mason Best Company; and Trammell Crow Ventures 3,
                            Ltd.(11)
         10.09*          -- Temple-Inland Inc. 1993 Stock Option Plan(17)
         10.10*          -- Temple-Inland Inc. 1993 Restricted Stock Plan(17)
         10.11*          -- Temple-Inland Inc. 1993 Performance Unit Plan(17), as
                            amended February 4, 1994(20)
         10.12           -- Stock Purchase Agreement and Agreement and Plan of
                            Reorganization by and among Guaranty, Guaranty Holdings
                            Inc. I ("GHI"), Lone Star Technologies, Inc. ("LST"), and
                            LSST Financial Services Corporation ("LSST Financial"),
                            dated as of February 16, 1993(19)
         10.13           -- First Amendment to Stock Purchase agreement and Agreement and Plan of Reorganization by and among Guaranty, GHI,
                            LST and LSST Financial, dated as of April 2, 1993(19)
         10.14           -- Second Amendment to Stock Purchase Agreement and
                            Agreement and Plan of Reorganization by and among
                            Guaranty, GHI, LST and LSST Financial, dated as of August
                            31, 1993(19)
         10.15           -- Third Amendment to Stock Purchase Agreement and Agreement
                            and Plan of Reorganization by and among Guaranty, GHI,
                            LST and LSST Financial, dated as of September 30,
                            1993(19)
         10.16           -- Holdback Escrow Agreement by and among LST, Guaranty, and
                            Bank One, Texas, N.A. dated as of November 12, 1993(19)
         10.17           -- Termination Agreement by and among Federal Deposit
                            Insurance Corporation, as Manager of the FSLIC Resolution
                            Fund, Guaranty Federal Bank, F.S.B., Guaranty Holdings
                            Inc. I, and Temple-Inland Inc., dated as of October 31,
                            1995(21)
         10.18           -- GFB Tax Agreement by and among Federal Deposit Insurance
                            Corporation, as Manager of the FSLIC Resolution Fund,
                            Guaranty Federal Bank, F.S.B., Guaranty Holdings Inc. I,
                            and Temple-Inland Inc., dated as of October 31, 1995(21)
         10.19           -- Termination Agreement by and among Federal Deposit
                            Insurance Corporation, as Manager of the FSLIC Resolution
                            Fund, Guaranty Federal Bank, F.S.B., the surviving
                            institution resulting from the merger of American Federal
                            Bank, F.S.B. with and into Guaranty, which subsequently
                            became the successor-in-interest to LSST Financial
                            Services Corporation, Guaranty Holdings Inc. I, and
                            Temple-Inland Inc., dated as of October 31, 1995(21)
         10.20           -- AFB Tax Agreement by and among Federal Deposit Insurance
                            Corporation, as Manager of the FSLIC Resolution Fund,
                            Guaranty Federal Bank, F.S.B., the surviving institution
                            resulting from the merger of American Federal Bank,
                            F.S.B. with and into Guaranty, which subsequently became
                            the successor-in-interest to LSST Financial Services
                            Corporation, Guaranty Holdings Inc. I, and Temple-Inland
                            Inc., dated as of October 31, 1995(21)
         10.21           -- Agreement and Plan of Merger by and among Temple-Inland
                            Inc., California Financial Holding Company, Guaranty
                            Federal Bank, F.S.B., and Stockton Savings Bank, F.S.B.,
                            dated as of December 8, 1996(22)
         10.22*          -- Temple-Inland Inc. 1997 Stock Option Plan(23)
         10.23*          -- Temple-Inland Inc. 1997 Restricted Stock Plan(23)

        EXHIBIT
         NUMBER                                    EXHIBIT
        -------                                    -------
         11              -- Statement re: Computation of Per Share Earnings for the
                            three years ended January 3, 1998(24)
         13              -- Annual Report to Shareholders for the year ended January
                            3, 1998. Such Report is not deemed to be filed with the
                            Commission as part of this Annual Report on Form 10-K,
                            except for the portions thereof expressly incorporated by
                            reference.(24)
         21              -- Subsidiaries of the Company(24)
         23              -- Consent of Ernst & Young LLP(24)
         27.1            -- Financial Data Schedules(24)
         27.2            -- Restated 1995 and 1996 Annual Financial Data
                            Schedules(24)
         27.3            -- Restated 1997 Interim Financial Data Schedules(24)
         27.4            -- Restated 1996 Interim Financial Data Schedules(24)

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

 (13) Incorporated by reference to Registration Statement No. 33-40003 on Form S-3 filed by the Company with the Commission.

 (14) Incorporated by reference to Registration Statement No. 33-43978 on Form S-3 filed by the Company with the Commission.

 (15) Incorporated by reference to the Company's Form 8-K filed with the Commission on May 2, 1991.

 (16) Incorporated by reference to Registration Statement No. 33-50880 on Form S-3 filed by the Company with the Commission.

 (17) Incorporated by reference to the Company's Definitive Proxy Statement in connection with the Annual Meeting of Shareholders held May 6, 1994, and filed with the Commission on March 21, 1994.

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

 (21) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

 (22) Incorporated by reference to Registration Statement on Form S-4 (No. 333-21937) filed by the Company with the Commission.

 (23) Incorporated by reference to the Company's Definitive Proxy Statement in connection with the Annual Meeting of Shareholders held May 2, 1997, and filed with the Commission on March 17, 1997.

 (24) Filed herewith.

     (b) Reports on Form 8-K.

     No reports on Form 8-K were filed during the fourth quarter of 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized, on March 30, 1998.

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

                      SIGNATURE                                  CAPACITY                    DATE
                      ---------                                  --------                    ----
                /s/ CLIFFORD J. GRUM                   Director, Chairman of the        March 30, 1998
-----------------------------------------------------    Board, Chief Executive
                  Clifford J. Grum                       Officer

             /s/ KENNETH M. JASTROW, II                Director, President, Chief       March 30, 1998
-----------------------------------------------------    Operating Officer, and
               Kenneth M. Jastrow, II                    Chief Financial Officer

                 /s/ DAVID H. DOLBEN                   Vice President and Chief         March 30, 1998
-----------------------------------------------------    Accounting Officer
                   David H. Dolben

                /s/ PAUL M. ANDERSON                   Director                         March 30, 1998
-----------------------------------------------------
                  Paul M. Anderson

                  /s/ ROBERT CIZIK                     Director                         March 30, 1998
-----------------------------------------------------
                    Robert Cizik

                /s/ ANTHONY M. FRANK                   Director                         March 30, 1998
-----------------------------------------------------
                  Anthony M. Frank

                /s/ WILLIAM B. HOWES                   Director                         March 30, 1998
-----------------------------------------------------
                  William B. Howes

                 /s/ BOBBY R. INMAN                    Director                         March 30, 1998
-----------------------------------------------------
                   Bobby R. Inman

               /s/ HERBERT A. SKLENAR                  Director                         March 30, 1998
-----------------------------------------------------
                 Herbert A. Sklenar

                 /s/ WALTER P. STERN                   Director                         March 30, 1998
-----------------------------------------------------
                   Walter P. Stern

                /s/ ARTHUR TEMPLE III                  Director                         March 30, 1998
-----------------------------------------------------
                  Arthur Temple III

                /s/ CHARLOTTE TEMPLE                   Director                         March 30, 1998
-----------------------------------------------------
                  Charlotte Temple

                 /s/ LARRY E. TEMPLE                   Director                         March 30, 1998
-----------------------------------------------------
                   Larry E. Temple

                         REPORT OF INDEPENDENT AUDITORS
                        ON FINANCIAL STATEMENT SCHEDULE

     We have audited the consolidated financial statements of Temple-Inland Inc. as of January 3, 1998 and December 28, 1996, and for each of the three years in the period ended January 3, 1998, and have issued our report thereon dated January 30, 1998 which is incorporated by reference in this Annual Report (Form 10-K) from the 1997 Annual Report to Shareholders of Temple-Inland Inc. Our audits also included the financial statement schedule listed in Item 14(a) of this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                            /s/ ERNST & YOUNG LLP

Houston, Texas
January 30, 1998

                                                                     SCHEDULE II

                      TEMPLE-INLAND INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN MILLIONS)

                                                                     CHARGED
                                      BALANCE AT     CHARGED TO     TO OTHER                        BALANCE
                                     BEGINNING OF    COSTS AND     ACCOUNTS --    DEDUCTIONS --     AT END
                                        PERIOD        EXPENSES      DESCRIBE        DESCRIBE       OF PERIOD
                                     ------------    ----------    -----------    -------------    ---------
For the year 1997:
  Deducted from accounts
     receivable:
     Allowance for doubtful
       accounts....................     $ 9.4          $ 6.8          $--             $6.8 (A)      $  9.4
     Reserve for discounts and
       allowances..................       1.4           --             7.8 (B)         7.7 (C)         1.5
     Allowance for loan losses.....      68.4           (1.7)         30.4 (D)         6.0 (A)        91.1
     Allowance for unrealized
       losses on available-for-sale
       securities..................      12.2           (2.5)         (4.6) (E)       --               5.1
     Allowance for unrealized
       losses on mortgage loans
       held for sale...............      --              0.4          --              --               0.4
                                        -----          -----          -----           -----         ------
          Totals...................     $91.4          $ 3.0          $33.6           $20.5         $107.5
                                        =====          =====          =====           =====         ======
For the year 1996:
  Deducted from accounts
     receivable:
     Allowance for doubtful
       accounts....................     $ 8.3          $ 3.1          $--             $2.0 (A)      $  9.4
     Reserve for discounts and
       allowances..................       1.5           --             7.0 (B)         7.1 (C)         1.4
     Allowance for loan losses.....      65.5           13.8          --              10.9 (A)        68.4
     Allowance for unrealized
       losses on available-for-sale
       securities..................      (1.7)          --            13.9 (E)        --              12.2
     Allowance for unrealized
       losses on mortgage loans
       held for sale...............       0.3           --            --               0.3 (A)        --
                                        -----          -----          -----           -----         ------
          Totals...................     $73.9          $16.9          $20.9           $20.3         $ 91.4
                                        =====          =====          =====           =====         ======
For the year 1995:
  Deducted from accounts
     receivable:
     Allowance for doubtful
       accounts....................     $ 8.4          $ 1.9          $--             $2.0 (A)      $  8.3
     Reserve for discounts and
       allowances..................       0.7           --             7.9 (B)         7.1 (C)         1.5
     Allowance for loan losses.....      53.9           14.6           4.2 (D)         7.2 (A)        65.5
     Allowance for unrealized
       losses on available-for-sale
       securities..................       0.7           (0.7)         (1.7)(E)        --              (1.7)
     Allowance for unrealized
       losses on mortgage loans
       held for sale...............       0.8           --            --               0.5 (A)         0.3
                                        -----          -----          -----           -----         ------
          Totals...................     $64.5          $15.8          $10.4           $16.8         $ 73.9
                                        =====          =====          =====           =====         ======

---------------

(A) Uncollectible accounts written off, net of recoveries.

(B) Reduction of revenues for customer discounts.

(C) Customer discounts taken.

(D) Additions related to bulk purchases of loans.

(E) Unrealized gains/losses.

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                    EXHIBIT
        -------                                    -------
         11              -- Statement re: Computation of Per Share Earnings for the
                            three years ended January 3, 1998
         13              -- Annual Report to Shareholders for the year ended January
                            3, 1998. Such Report is not deemed to be filed with the
                            Commission as part of this Annual Report on Form 10-K,
                            except for the portions thereof expressly incorporated by
                            reference.
         21              -- Subsidiaries of the Company
         23              -- Consent of Ernst & Young LLP
         27.1            -- Financial Data Schedules
         27.2            -- Restated 1995 and 1996 Annual Financial Data Schedules
                            (24)
         27.3            -- Restated 1997 Interim Financial Data Schedules
         27.4            -- Restated 1996 Interim Financial Data Schedules