Form 10-Q
period 1998-04-04
TEMPLE INLAND INC
filed 1998-05-14
CIK 731939

            SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D. C. 20549

                         FORM 10-Q
(Mark One)

[ X ]  Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934 for the Quarterly Period
       Ended April 4, 1998
                            OR

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

                             Number of common shares outstanding
           Class                    as of April 4, 1998

     Common Stock (par
     value $1.00 per share)              56,064,641


The Exhibit Index appears on page 21 of this report.

              PART I.  FINANCIAL INFORMATION
               ITEM 1.  FINANCIAL STATEMENTS




  Summarized Statements of Income
  Parent Company (Temple-Inland Inc.)
  Unaudited



                                           First Quarter
                                         -----------------
                                          1998       1997
                                         ------     ------
                                           (in millions)

  Revenues
  Net sales                            $ 682.2    $ 649.0
  Financial services earnings             36.7       29.5
                                       -------    -------
                                         718.9      678.5

  Costs and Expenses
  Cost of sales                          584.2      567.1
  Selling and administrative              65.1       62.7
                                       -------    -------
                                         649.3      629.8

  Operating Income                        69.6       48.7

  Interest - net                         (26.3)     (27.8)

  Other                                    1.5         .8
                                       -------    -------
  Income Before Taxes                     44.8       21.7

  Taxes on income                         18.4        8.5
                                       -------    -------
  Net Income                           $  26.4    $  13.2
                                       =======    =======







  See notes to consolidated financial statements.

Summarized Balance Sheets
Parent Company (Temple-Inland Inc.)
Unaudited



                                         April 4,   January 3,
                                           1998        1998
                                        ---------   ----------
                                             (in millions)
ASSETS

Current Assets
Cash                                    $    14     $    13
Receivables, less allowances of
  $10 million in 1998 and
  $9 million in 1997                        329         281
Inventories:
  Work in process and finished goods        101         109
  Raw materials                             244         230
                                        -------     -------
                                            345         339
Prepaid expenses                             16          15
                                        -------     -------
  Total current assets                      704         648

Investment in Financial Services            648         576

Property and Equipment
Buildings                                   554         554
Machinery and equipment                   3,726       3,689
Less allowances for depreciation and
  amortization                           (2,138)     (2,086)
                                        -------     -------
                                          2,142       2,157
Construction in progress                     99         115
                                        -------     -------
                                          2,241       2,272
Timber and timberlands--less depletion      510         507
Land                                         34          34
                                        -------     -------
  Total property and equipment            2,785       2,813

Other Assets                                175         163
                                        -------     -------
Total Assets                            $ 4,312     $ 4,200
                                        =======     =======

See notes to consolidated financial statements.

Parent Company (Temple-Inland Inc.)
Unaudited



                                         April 4,   January 3,
                                           1998        1998
                                        --------    ----------
                                              (in millions)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable                        $   131     $   135
Accrued expenses                            149         150
Employee compensation and benefits           13          23
Current portion of long-term debt             2           3
                                        -------     -------
  Total current liabilities                 295         311

Long-Term Debt                            1,565       1,438

Deferred Income Taxes                       257         252

Postretirement Benefits                     142         140

Other Liabilities                            12          14

Shareholders' Equity                      2,041       2,045
                                        -------     -------

Total Liabilities and Shareholders'
  Equity                                $ 4,312     $ 4,200
                                        =======     =======





See notes to consolidated financial statements.

Summarized Statements of Cash Flows
Parent Company (Temple-Inland Inc.)
Unaudited



                                              First Quarter
                                            -------------------
                                             1998         1997
                                            ------       ------
                                               (in millions)
Cash Provided by (Used for) Operations
Net income                                $    26.4   $    13.2
Adjustments to reconcile net income
to net cash:
  Depreciation and depletion                   65.2        63.1
  Deferred taxes                                6.9        (2.9)
  Unremitted earnings of affiliates           (27.1)      (17.9)
  Receivables                                 (48.0)       (7.8)
  Inventories                                  (5.6)      (19.6)
  Accounts payable and accrued expenses       (15.5)      (31.1)
  Other                                       (14.4)      (33.0)
                                            -------     -------
                                              (12.1)      (36.0)

Cash Provided by (Used for) Investments
Capital expenditures                          (36.3)      (51.9)
Contribution to financial services            (40.0)          -
Other                                          (1.5)       (4.2)
                                            -------     -------
                                              (77.8)      (56.1)

Cash Provided by (Used for) Financing
Change in debt, net                           125.5       118.7
Purchase of stock for treasury                (18.6)      (11.2)
Cash dividends paid to shareholders           (17.9)      (17.8)
Other                                           1.5         2.6
                                            -------     -------
                                               90.5        92.3

Net increase in cash and cash equivalents        .6          .2

Cash and cash equivalents at beginning
  of period                                    13.4        14.3
                                            -------     -------
Cash and cash equivalents at end of period  $  14.0     $  14.5
                                            =======     =======





See notes to consolidated financial statements.

Summarized Statements of Income
Temple-Inland Financial Services
Unaudited



                                       First Quarter
                                     ------------------
                                      1998        1997
                                     ------      ------
                                       (in millions)

Interest income
Loans receivable and mortgage
  loans held for sale              $ 138.6     $ 118.4
Mortgage-backed and investment
  securities                          41.4        37.1
Other earning assets                    .8         5.0
                                   -------     -------
    Total interest income            180.8       160.5

Interest expense
Deposits                              89.4        74.8
Borrowed funds                        32.0        35.3
                                   -------     -------
    Total interest expense           121.4       110.1

Net interest income                   59.4        50.4

Provision for loan losses              1.9         (.7)
                                   -------     -------
Net interest income after provision
  for loan losses                     57.5        51.1

Noninterest income
Loan servicing fees                   22.5        14.5
Loan origination and marketing        22.0         6.8
Other                                 37.1        20.1
                                   -------     -------
                                      81.6        41.4

Noninterest expense
Compensation and benefits             41.3        27.3
Other                                 58.4        35.7
                                   -------     -------
    Total noninterest expense         99.7        63.0

Income before taxes and minority
  interest                            39.4        29.5


Minority interest in income of
  consolidated subsidiary             (2.7)          -
                                   -------     -------

Income before taxes                   36.7        29.5

Taxes on income                        9.6        11.6
                                   -------     -------
Net Income                         $  27.1     $  17.9
                                   =======     =======

See notes to consolidated financial statements.

Summarized Balance Sheets
Temple-Inland Financial Services
Unaudited



                                     April 4,       January 3,
                                       1998            1998
                                     --------       ----------
                                           (in millions)
ASSETS

Cash and cash equivalents           $   182          $   175
Mortgage loans held for sale            654              439
Loans receivable                      6,820            6,451
Mortgage-backed and investment
  securities                          2,749            2,806
Other assets                            898              914
                                    -------          -------

TOTAL ASSETS                        $11,303          $10,785
                                    =======          =======

LIABILITIES

Deposits                            $ 7,347          $ 7,375
Securities sold under repurchase
  agreements                            846              270
Federal Home Loan Bank advances       1,461            1,685
Other borrowings                        178              167
Other liabilities                       673              562
Preferred stock issued by subsidiary    150              150
                                    -------          -------

TOTAL LIABILITIES                    10,655           10,209

SHAREHOLDER'S EQUITY                    648              576
                                    -------          -------
TOTAL LIABILITIES AND SHAREHOLDER'S
EQUITY                              $11,303          $10,785
                                    =======          =======


See notes to consolidated financial statements.

Summarized Statements of Cash Flows
Temple-Inland Financial Services
Unaudited

                                               First Quarter
                                             -----------------
                                              1998       1997
                                             ------     ------
                                                (in millions)
Cash Provided by (Used for) Operations
Net income                                  $  27.1    $  17.9
Adjustments to reconcile net income
 to net cash:
   Amortization, accretion and depreciation    17.5        7.3
   Provision for loan losses                    1.9        (.7)
   Mortgage loans held for sale              (215.4)      (3.1)
   Collections and remittances on loans
     serviced for others, net                  69.9      (22.0)
   Other                                       (8.8)      16.2
                                            -------    -------
                                             (107.8)      15.6

Cash Provided by (Used for) Investments
Purchases of securities available-for-sale      (.2)         -
Maturities of securities available-for-sale    55.3       14.8
Purchases of securities held-to-maturity          -      (14.3)
Maturities of securities held-to-maturity      62.9       93.6
Proceeds from sale of securities available-
 for-sale                                      18.0      171.2
Loans originated or acquired - net of
  principal collected on loans               (446.8)    (536.0)
Other                                          32.5       11.3
                                            -------    -------
                                             (278.3)    (259.4)

Cash Provided by (Used for) Financing
Net decrease in deposits                      (27.7)     (53.6)
Securities sold under repurchase agreements
  and short-term borrowings - net             352.3      (46.8)
Change in debt, net                            10.8      228.5
Capital contributions from Parent              40.0          -
Net increase in advances from borrowers
 for taxes and insurance                       17.4       22.6
                                            -------    -------
                                              392.8      150.7

Net increase (decrease) in cash and cash
 equivalents                                    6.7      (93.1)

Cash and cash equivalents at
  beginning of period                         175.1      214.4
                                            -------    -------
Cash and cash equivalents at
  end of period                             $ 181.8    $ 121.3
                                            =======    =======

See notes to consolidated financial statements.

Consolidated Statements of Income
Temple-Inland Inc. and Subsidiaries
Unaudited




                                                 First Quarter
                                               -----------------
                                                1998       1997
                                               ------     ------
                                                  (in millions)
Revenues
Manufacturing net sales                       $ 682.2    $ 649.0
Financial services revenues                     262.4      201.9
                                              -------    -------
                                                944.6      850.9

Costs and Expenses
Manufacturing costs and expenses                649.3      629.8
Financial services expenses                     225.7      172.4
                                              -------    -------
                                                875.0      802.2

Operating Income                                 69.6       48.7

Parent company interest - net                   (26.3)     (27.8)

Other                                             1.5         .8
                                              -------    -------
Income Before Taxes                              44.8       21.7

Taxes on income                                  18.4        8.5
                                              -------    -------

Net Income                                    $  26.4    $  13.2
                                              =======    =======
Weighted Average Shares Outstanding:
   Basic                                         56.0       55.4
                                              =======    =======
   Diluted                                       56.2       55.6
                                              =======    =======
Earnings per share:
   Basic                                      $   .47    $   .24
                                              =======    =======
   Diluted                                    $   .47    $   .24
                                              =======    =======

Dividends Paid Per Share of Common Stock      $   .32    $   .32
                                              =======    =======



See notes to consolidated financial statements.

Consolidating Balance Sheet
Temple-Inland Inc. and Subsidiaries
April 4, 1998
Unaudited

                               Parent   Financial
                              Company    Services Consolidated
                             --------   --------  ------------
                                        (in millions)
ASSETS

Cash and cash equivalents    $    14    $   182    $   196
Mortgage loans held for sale       -        654        654
Loans receivable                   -      6,820      6,820
Mortgage-backed and investment
 securities                        -      2,749      2,749
Trade and other receivables      329          -        323
Inventories                      345          -        345
Property & equipment           2,785        106      2,891
Other assets                     191        792        936
Investment in Financial
  services                       648          -          -
                             -------    -------    -------
TOTAL ASSETS                 $ 4,312    $11,303    $14,914
                             =======    =======    =======
LIABILITIES

Deposits                     $     -    $ 7,347    $ 7,347
Securities sold under repurchase
  agreements and Federal Home
  Loan Bank advances               -      2,307      2,307
Other liabilities                307        673        952
Long-term debt                 1,565        178      1,743
Deferred income taxes            257          -        232
Postretirement benefits          142          -        142
Preferred stock issued by
  subsidiary                       -        150        150
                             -------    -------    -------
TOTAL LIABILITIES            $ 2,271    $10,655     12,873
                             =======    =======
SHAREHOLDERS' EQUITY

Preferred stock - par value $1 per share:
 authorized 25,000,000 shares; none issued               -
Common stock - par value $1 per share:
 authorized 200,000,000 shares; issued
 61,389,552 shares including shares held
 in the treasury                                        61
Additional paid-in capital                             355
Accumulated other comprehensive income (loss)          (16)
Retained earnings                                    1,826
                                                   -------
                                                     2,226
Cost of shares held in the treasury:
 5,324,911 shares                                     (185)
                                                   -------
TOTAL SHAREHOLDERS' EQUITY                           2,041
                                                   -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $14,914
                                                   =======

See the notes to the consolidated financial statements.

Consolidating Balance Sheet
Temple-Inland Inc. and Subsidiaries
January 3, 1998
Unaudited

                               Parent   Financial
                              Company    Services Consolidated
                              -------   --------- ------------
                                        (in millions)

ASSETS

Cash and cash equivalents    $    13    $   175    $   188
Mortgage loans held for sale       -        439        439
Loans receivable                   -      6,451      6,451
Mortgage-backed and investment
  securities                       -      2,806      2,806
Trade and other receivables      281          -        277
Inventories                      339          -        339
Property & equipment           2,813        103      2,916
Other assets                     178        811        948
Investment in Financial
  services                       576          -          -
                             -------    -------    -------
TOTAL ASSETS                 $ 4,200    $10,785    $14,364
                             =======    =======    =======
LIABILITIES

Deposits                     $     -    $ 7,375    $ 7,375
Securities sold under repurchase
  agreements and Federal Home
  Loan Bank advances               -      1,955      1,955
Other liabilities                325        562        871
Long-term debt                 1,438        167      1,605
Deferred income taxes            252          -        223
Postretirement benefits          140          -        140
Preferred stock issued by
  subsidiary                       -        150        150
                             -------    -------    -------
TOTAL LIABILITIES            $ 2,155    $10,209     12,319
                             =======    =======
SHAREHOLDERS' EQUITY

Preferred stock - par value $1 per share:
 authorized 25,000,000 shares; none issued               -
Common stock - par value $1 per share:
 authorized 200,000,000 shares; issued
 61,389,552 shares including shares held
 in the treasury                                        61
Additional paid-in capital                             356
Accumulated other comprehensive income (loss)          (20)
Retained earnings                                    1,817
                                                   -------
                                                     2,214
Cost of shares held in the treasury:
 5,069,011 shares                                     (169)
                                                   -------
TOTAL SHAREHOLDERS' EQUITY                           2,045
                                                   -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $14,364
                                                   =======

See the notes to the consolidated financial statements.

Consolidated Statements of Cash Flows
Temple-Inland Inc. and Subsidiaries
Unaudited



                                              First Quarter
                                          --------------------
                                           1998          1997
                                          ------        ------
                                              (in millions)
Cash Provided by (Used for) Operations
Net income                               $  26.4       $  13.2
Adjustments to reconcile net income
  to net cash:
    Depreciation and depletion              68.8          66.0
    Amortization and accretion              13.9           4.4
    Deferred taxes                           6.7           2.5
    Trade and other receivables            (48.0)         (7.8)
    Accounts payable and accrued expenses  (15.5)        (31.1)
    Inventories                             (5.6)        (19.6)
    Mortgage loans held for sale          (215.4)         (3.1)
    Collections and remittances on loans
      serviced for others - net             69.9         (22.0)
    Other                                  (21.1)        (22.9)
                                         -------       -------
                                          (119.9)        (20.4)
Cash Provided by (Used for) Investments
Capital expenditures                       (43.2)        (56.2)
Purchases of securities available-
  for-sale                                   (.2)            -
Maturities of securities available-
  for-sale                                  55.3          14.8
Purchases of securities held-to-maturity       -         (14.3)
Maturities of securities held-to-maturity   62.9          93.6
Proceeds from sale of securities available-
  for-sale                                  18.0         171.2
Loans originated or acquired - net of
  principal collected on loans            (446.8)       (536.0)
Other                                       37.9          11.4
                                         -------       -------
                                          (316.1)       (315.5)
Cash Provided by (Used for) Financing
Additions to debt                          265.4         370.5
Payments of debt                          (129.1)        (23.3)
Securities sold under repurchase agreements
  and short-term borrowings - net          352.3         (46.8)
Cash dividends paid to shareholders        (17.9)        (17.8)
Net decrease in deposits                   (27.7)        (53.6)
Net increase in advances from borrowers for
  taxes and insurance                       17.4          22.6
Purchase of treasury stock                 (18.6)        (11.2)
Other                                        1.5           2.6
                                         -------       -------
                                           443.3         243.0

Net increase (decrease) in cash and cash
  equivalents                                7.3         (92.9)

Cash and cash equivalents at
  beginning of period                      188.5         228.7
                                         -------       -------
Cash and cash equivalents at
  end of period                          $ 195.8       $ 135.8
                                         =======       =======

See notes to consolidated financial statements.

             TEMPLE-INLAND INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in, or incorporated into, Temple-Inland Inc.'s (the "Company") Annual Report on Form 10-K for the fiscal year ended January 3, 1998.

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

As of January 1, 1998, the Company adopted Financial Accounting Standards Board Statement 130, "Reporting Comprehensive Income". Statement 130 establishes new rules for reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities, minimium pension liability adjustments and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

During the first quarter of 1998 and 1997, total comprehensive income amounted to $30.9 million and $11.4 million, respectively. The primary components of total comprehensive income were net income and unrealized gains or losses on the Company's available-for-sale securities which amounted to $5.4 million income in the first quarter of 1998 and $1.9 million loss in the first quarter of 1997.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS



Results of Operations

Results of operations, including information regarding the Company's principal business segments, are shown below:


                                                   First Quarter
                                                -------------------
                                                 1998         1997
                                                ------       ------
                                                    (in millions)
  Revenues
  Paper                                        $ 527.7      $ 502.4
  Building products                              154.5        146.6
                                               -------      -------
    Manufacturing net sales                      682.2        649.0
  Financial services                             262.4        201.9
                                               -------      -------
    Total revenues                             $ 944.6      $ 850.9
                                               =======      =======


  Income
  Paper                                        $   9.9      $  (7.1)
  Building products                               29.9         32.1
                                               -------      -------
    Operating profit                              39.8         25.0
  Financial services                              36.7         29.5
                                               -------      -------
                                                  76.5         54.5
  Corporate expenses                              (6.9)        (5.8)
  Parent company interest - net                  (26.3)       (27.8)
  Other - net                                      1.5           .8
                                               -------      -------
    Income before taxes                           44.8         21.7
  Taxes on income                                 18.4          8.5
                                               -------      -------
      Net income                               $  26.4      $  13.2
                                               =======      =======

First Quarter 1998 vs. First Quarter 1997

First quarter earnings of $26.4 million, or $.47 per diluted share, represent a 100 percent increase from first quarter 1997 net income of $13.2 million, or $.24 per diluted share. Revenues for the quarter were $944.6 million.

The paper group reported operating income of $9.9 million for the first quarter. This compares with an operating loss of $7.1 million in the first quarter of 1997. Revenues for the first quarter were $527.7 million, up $25.3 million from last year's first quarter revenues of $502.4 million. The markets for the paper group's corrugated packaging operations continued the rebound that began in the latter half of 1997. Average box prices for the quarter were up significantly from last year's fourth quarter and exceeded first quarter 1997 levels.

The paper group's bleached paperboard operation experienced somewhat weaker demand and lower pricing in the quarter. Average prices for the quarter were approximately four percent lower than fourth quarter prices and fell below year ago levels. A recovery boiler outage early in the quarter hampered production and increased costs at the bleached paperboard mill.

The building products group reported first quarter earnings of $29.9 million, compared with operating income of $32.1 million in last year's first quarter. Revenues for the first quarter were $154.5 million, up $7.9 million from last year's first quarter revenues of $146.6 million. This group experienced weaker demand early in the quarter due to the impact of the wet weather on the construction markets. In addition, the cost of sawtimber rose in the quarter due to the shortage caused by the wet weather. Demand for lumber improved late in the first quarter and average prices were slightly above fourth quarter levels, but below year ago levels. Gypsum markets remained strong and prices rose in the quarter. Although sales averages for particleboard declined four percent from last year's first quarter, demand strengthened late in the quarter. The average sales price for fiber products declined 13 percent from last year; however, this decline was offset by increased sales volumes and lower manufacturing costs that were attained through process improvements.

The financial services group reported first quarter operating earnings of $36.7 million compared with $29.5 million in the first quarter of 1997. The strong refinancing market resulted in an increase in the bank's loan portfolio, especially mortgage warehousing loans, and the mortgage banking company experienced record levels of new loan production as well as increased prepayments on the existing portfolio. This increase in loans and record levels of production resulted in an improvement in earnings.

Net interest expense decreased to $26.3 million in the first quarter of 1998 compared with $27.8 million in the first quarter of last year.

Capital Resources and Liquidity

The Company's financial condition continues to be strong. Internally generated funds, existing credit facilities and the capacity to issue long-term debt are sufficient to fund projected capital expenditures, to service existing debt, to pay dividends and to meet normal working capital requirements. During the first quarter of 1998, the Parent Company's debt increased $125.5 million mainly through issuance of commercial paper and
bank debt.   As part of the Company's share repurchase plan, approximately
350,500 shares were repurchased in the first quarter of 1998 at a cost of $18.6 million.

Guaranty Federal Bank continues to exceed all three regulatory capital requirements.


   ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK:

The Company is subject to interest rate risk from the utilization of financial instruments such as term debt and other borrowings, as well as the lending and deposit gathering activities of the Financial Services Group. Historically, the exposure of income to interest rate risk has been maintained at a relatively moderate level due to the high correlation between changes in the rates earned on the group's adjustable-rate assets and changes in the aggregate cost of the group's funding sources. The Company has many options to mitigate the earnings impact of a significant change in interest rates. Potential options include selling assets, executing hedges, and modifying the maturity or repricing characteristics of assets and/or liabilities.

The Company routinely utilizes a simulation model to measure the sensitivity of income to movements in interest rates. The model incorporates the maturity and repricing characteristics of interest rate sensitive assets and liabilities, as well as assumptions regarding the impact of changing interest rates on the prepayment rates of certain results. The results of the sensitivity analyses as of April 4, 1998 did not differ materially from the amounts reported as of January 3, 1998.

FOREIGN CURRENCY RISK:

The Company's exposure to foreign currency fluctuations on its financial instruments is not material because most of these instruments are denominated in U.S. dollars.

COMMODITY PRICE RISK:

The Company has no financial instruments subject to commodity price risks.

                     PART II.  OTHER INFORMATION





Item 1. Legal Proceedings.
        The information set forth in Note B to Notes to Consolidated Financial Statements in Part I of this report is incorporated by reference thereto. On April 30, 1998, the Company confirmed that it had been advised by the staff of the Securities and Exchange Commission that the staff has terminated its non-public investigation arising out of allegations made by a former employee, and that no enforcement action has been recommended to the Commission. The Company again denied the allegations made by the former employee in his wrongful termination lawsuit, which is still pending, and stated it is confident that upon the ultimate trial of the issues raised, none of the allegations will be found to have any merit or grounds whatsoever.

Item 2. Changes in Securities.
        None.

Item 3. Defaults Upon Senior Securities.
        None.

Item 4. Submission of Matters to a Vote of Security Holders.
        The Company held its annual meeting of stockholders on May 1, 1998, at which a quorum was present. The table below sets forth the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes for each matter voted upon at that meeting.

                                                           Abstentions
                                                 Against or and Broker
     Matter                              For      Withheld  Non-votes

     1. Election of four Directors

     (a) Clifford J. Grum            47,784,136    463,489          -

     (b) Bobby R. Inman              47,785,669    461,956          -

     (c) Kenneth M. Jastrow, II      47,815,919    431,706          -

     (d) Herbert A. Sklenar          47,816,697    430,928          -

     2. Ratification of appointment
     of Ernst & Young LLP            47,945,132     96,981    205,512


Item 5. Other Information.
        None.

                     PART II.  OTHER INFORMATION
                             (Continued)




Item 6. Exhibits and Reports on Form 8-K.
        (a) Exhibits.


   Regulation S-K
   Exhibit Number

      (11)   Statement re computation of per share earnings.

      (27)   Financial Data Schedule

        (b) Reports on Form 8-K. During the three months ended April 4, 1998, the Company did not file any reports on Form 8-K.

                           SIGNATURES




  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               TEMPLE-INLAND INC.
                                  (Registrant)







  Date:  May 14, 1998          By  /s/ David H. Dolben
                                 ----------------------------
                                       David H. Dolben
                                     Vice President and
                                  Chief Accounting Officer

                       EXHIBIT INDEX




The following is an index of the exhibits filed herewith. The page reference set forth opposite the description of exhibits included in such index refers to the pages under the sequential numbering system prescribed by Rule 0-3(b) under the Securities Exchange Act of 1934.




Regulation S-K
   Exhibit                                       Sequential
    Number                                       Page Number

     (11)          Statement re computation of
                     per share earnings.              22

     (27)          Financial Data Schedule            23