Form 10-Q
period 1998-07-04
TEMPLE INLAND INC
filed 1998-08-12
CIK 731939

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D. C. 20549

                             FORM 10-Q
(Mark One)

[ X ]  Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934 for the Quarterly Period
       Ended July 4, 1998

                                OR

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934 for the Transition Period
       From ________________________ to _______________________

Commission File Number              001-08634

                         Temple-Inland Inc.
       (Exact name of registrant as specified in its charter)

        Delaware                                 75-1903917
(State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)            Identification Number)

     303 South Temple Drive, Diboll, Texas             75941
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

                                        Number of common shares outstanding
                      Class                    as of July 4, 1998

      Common Stock (par
      value $1.00 per share)                         55,597,108


The Exhibit Index appears on page 22 of this report.

                  PART I.  FINANCIAL INFORMATION
                   ITEM 1.  FINANCIAL STATEMENTS



Summarized Statements of Income
Parent Company (Temple-Inland Inc.)
Unaudited





                       Second Quarter        First Six Months
                       1998       1997      1998         1997
                                  (in millions)

Revenues
Net sales            $ 671.2    $ 687.1  $ 1,353.4    $ 1,336.1
Financial services
 earnings               41.0       32.4       77.7         61.9
                       -----      -----    -------      -------
                       712.2      719.5    1,431.1      1,398.0

Costs and Expenses
Cost of sales          562.8      602.2    1,147.0      1,169.3
Selling and
 administrative         65.5       65.0      130.6        127.7
                       -----      -----    -------      -------
                       628.3      667.2    1,277.6      1,297.0

Operating Income        83.9       52.3      153.5        101.0

Interest - net         (27.0)     (28.3)     (53.3)       (56.1)

Other                    1.7        1.9        3.2          2.7
                       -----      -----    -------      -------
Income Before Taxes     58.6       25.9      103.4         47.6

Taxes on income         24.0       10.3       42.4         18.8
                       -----      -----    -------      -------
Net Income           $  34.6    $  15.6  $    61.0    $    28.8
                      ======     ======   ========     ========


See notes to consolidated financial statements.

Summarized Balance Sheets
Parent Company (Temple-Inland Inc.)
Unaudited




                                                     July 4,   January 3,
                                                      1998        1998
                                                        (in millions)
ASSETS

Current Assets
Cash                                               $    15      $    13
Receivables, less allowances of
  $10 million in 1998 and $9
  million in 1997                                      318          281
Inventories:
  Work in process and finished goods                   101          109
  Raw materials                                        238          230
                                                     -----        -----
                                                       339          339
Prepaid expenses                                        18           15
                                                     -----        -----
  Total current assets                                 690          648

Investment in Financial Services                       656          576

Property and Equipment
Buildings                                              557          554
Machinery and equipment                              3,760        3,689
Less allowances for depreciation and
  amortization                                      (2,195)      (2,086)
                                                    -------      -------
                                                     2,122        2,157
Construction in progress                                93          115
                                                     -----        -----
                                                     2,215        2,272
Timber and timberlands--less depletion                 508          507
Land                                                    34           34
                                                     -----        -----
  Total property and equipment                       2,757        2,813

Other Assets                                           180          163
                                                     -----        -----
Total Assets                                       $ 4,283      $ 4,200
                                                     =====        =====

See notes to consolidated financial statements.

Parent Company (Temple-Inland Inc.)
Unaudited




                                                     July 4,   January 3,
                                                      1998        1998
                                                         (in millions)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable                                   $   130      $   135
Accrued expenses                                       137          150
Employee compensation and benefits                      18           23
Current portion of long-term debt                        2            3
                                                     -----        -----
  Total current liabilities                            287          311

Long-Term Debt                                       1,541        1,438

Deferred Income Taxes                                  268          252

Postretirement Benefits                                143          140

Other Liabilities                                       14           14

Shareholders' Equity                                 2,030        2,045
                                                     -----        -----

Total Liabilities and
 Shareholders' Equity                              $ 4,283      $ 4,200
                                                     =====        =====

See notes to consolidated financial statements.

Summarized Statements of Cash Flows
Parent Company (Temple-Inland Inc.)
Unaudited




                                                     First Six Months
                                                     1998         1997
                                                        (in millions)
Cash Provided by (Used for) Operations
Net income                                        $    61.0    $    28.8
Adjustments to reconcile
 net income to net cash:
  Depreciation and depletion                          129.5        126.4
  Deferred taxes                                       17.4           .7
  Unremitted earnings of affiliates                   (59.0)       (50.4)
  Receivables                                         (37.5)       (26.8)
  Inventories                                            .6         (4.9)
  Prepaid expenses                                     (3.5)        (4.2)
  Accounts payable and accrued expenses               (23.5)        10.0
  Other                                               (12.8)       (25.8)
                                                    -------      -------
                                                       72.2         53.8

Cash Provided by (Used for) Investments
Capital expenditures                                  (76.2)      (115.0)
Investment in joint ventures/
  acquisitions                                         (2.0)        (7.8)
Sale of property and equipment                          1.6          1.7
Capital contributions to financial
  services                                            (40.0)       (24.6)
Dividends from financial services                      25.0        125.0
Acquisition of California Financial Holding
  Company, net of cash acquired                           -        (22.7)
                                                    -------      -------
                                                      (91.6)       (43.4)

Cash Provided by (Used for) Financing
Change in debt, net                                   102.1         45.8
Purchase of stock for treasury                        (48.1)       (25.5)
Cash dividends paid to shareholders                   (35.8)       (35.5)
Other                                                   2.6          5.3
                                                    -------      -------
                                                       20.8         (9.9)

Net increase in cash and
  cash equivalents                                      1.4           .5

Cash and cash equivalents at beginning
  of period                                            13.4         14.3
                                                    -------      -------
Cash and cash equivalents at end
  of period                                       $    14.8    $    14.8
                                                    =======     ========






See notes to consolidated financial statements.

Summarized Statements of Income
Temple-Inland Financial Services
Unaudited


                            Second Quarter     First Six Months
                           1998       1997     1998       1997
                                       (in millions)
Interest Income
Loans receivable and
  mortgage loans held
  for sale                 $ 142.8    $ 122.4  $ 281.4    $ 240.8
Mortgage-backed and investment
  securities                  38.8       37.1     80.2       74.2
Other earning assets           1.2        5.2      2.0       10.2
                             -----      -----    -----      -----
  Total interest income      182.8      164.7    363.6      325.2

Interest Expense
Deposits                      89.4       76.3    178.8      151.1
Borrowed funds                35.4       37.8     67.4       73.1
                             -----      -----    -----      -----
  Total interest expense     124.8      114.1    246.2      224.2

Net Interest Income           58.0       50.6    117.4      101.0

Provision for loan losses      (.6)       1.4      1.3         .7
                             ------      -----    -----      -----
Net Interest Income After
 Provision For Loan Losses    58.6       49.2    116.1      100.3

Noninterest Income
Loan servicing fees           19.4       17.6     41.9       32.1
Loan origination and
 marketing                    27.9        9.6     49.9       16.4
Other                         39.4       28.9     76.5       49.0
                             -----      -----    -----      -----
                              86.7       56.1    168.3       97.5

Noninterest Expense
Compensation and benefits     41.9       29.5     83.2       56.8
Other                         59.2       42.4    117.6       78.1
                             -----      -----    -----      -----
 Total noninterest expense   101.1       71.9    200.8      134.9

Income before taxes and
minority interest             44.2       33.4     83.6       62.9

Minority interest in income of
  consolidated subsidiary     (3.2)      (1.0)    (5.9)      (1.0)
                             ------     ------   -----      -----
Income before taxes           41.0       32.4     77.7       61.9

Taxes on income                9.1        (.1)    18.7       11.5
                             -----      -----    -----      -----
Net Income                 $  31.9    $  32.5  $  59.0    $  50.4
                            ======     ======   ======     ======

See notes to consolidated financial statements.

Summarized Balance Sheets
Temple-Inland Financial Services
Unaudited




                                                 July 4,       January 3,
                                                  1998            1998
                                                      (in millions)
ASSETS

Cash and cash equivalents                     $    257          $    175
Mortgage loans held for sale                       502               439
Loans receivable                                 6,896             6,451
Mortgage-backed and investment
  securities               		            	       2,555             2,806
Other assets                                       915               914
                                                ------            ------
TOTAL ASSETS                                  $ 11,125          $ 10,785
                                               =======            ======

LIABILITIES

Deposits                                      $  7,384          $  7,375
Securities sold under repurchase
  agreements                                        66               270
Federal Home Loan Bank advances                  2,000             1,685
Other borrowings                                   222               167
Other liabilities                                  572               562
Preferred stock issued by
  subsidiary                                       225               150
                                                ------            ------
TOTAL LIABILITIES                               10,469            10,209

SHAREHOLDER'S EQUITY                               656               576
                                                ------            ------
TOTAL LIABILITIES AND SHAREHOLDER'S
EQUITY                                        $ 11,125          $ 10,785
                                               =======            ======

See notes to consolidated financial statements.

Summarized Statements of Cash Flows
Temple-Inland Financial Services
Unaudited


                                                          First Six Months

                                                         1998       1997
                                                          (in millions)
Cash Provided by (Used for) Operations
Net income                                             $  59.0    $  50.4
Adjustments to reconcile net income
   to net cash:
      Amortization, accretion and depreciation            39.8       16.5
      Provision for loan losses                            1.3         .7
      Mortgage loans held for sale                       (63.5)      (4.6)
      Collections and remittances on loans
        serviced for others, net                         (41.1)      68.7
      Other                                              (48.1)     (12.5)
                                                         -----      -----
                                                         (52.6)     119.2
Cash Provided by (Used for) Investments
Purchases of securities available-for-sale               (33.0)         -
Maturities of securities available-for-sale              154.7       28.0
Purchases of securities held-to-maturity                     -      (19.2)
Maturities of securities held-to-maturity                156.9      163.0
Proceeds from sale of securities available-
  for-sale                                                52.3      172.4
Loans originated or acquired - net of
  principal collected on loans                          (532.1)    (784.0)
Other                                                     37.5       (2.9)
                                                        ------      -----
                                                        (163.7)    (442.7)
Cash Provided by (Used for) Financing
Net increase in deposits                                   9.8       33.8
Securities sold under repurchase agreements
  and short-term borrowings - net                        110.8      (48.3)
Change in debt, net                                       53.9      195.3
Capital contributions from parent                         40.0       24.6
Proceeds from sale of subsidiary
  preferred stock                                         75.0      150.1
Dividends paid to parent                                 (25.0)    (125.0)
Net increase in advances from borrowers for
  taxes and insurance                                     33.4       52.4
                                                         -----      -----
                                                         297.9      282.9

Net increase (decrease) in cash and cash
  equivalents                                             81.6      (40.6)

Cash and cash equivalents at beginning
  of period                                              175.1      214.4
                                                         -----      -----
Cash and cash equivalents at end
  of period                                            $ 256.7    $ 173.8
                                                        ======     ======

See notes to consolidated financial statements.

Consolidated Statements of Income
Temple-Inland Inc. and Subsidiaries
Unaudited


                          Second Quarter       First Six Months
                         1998      1997       1998        1997
                        (In millions, except for per share data)

Revenues
Manufacturing net
  sales                $ 671.2   $ 687.1   $ 1,353.4   $ 1,336.1
Financial services
  revenues               269.5     220.8       531.9       422.7
                         -----     -----     -------     -------
                         940.7     907.9     1,885.3     1,758.8

Costs and Expenses
Manufacturing costs
  and expenses           628.3     667.2     1,277.6     1,297.0
Financial services
  expenses               228.5     188.4       454.2       360.8
                         -----     -----     -------     -------
                         856.8     855.6     1,731.8     1,657.8

Operating Income          83.9      52.3       153.5       101.0

Parent Company Interest
  - net                  (27.0)    (28.3)      (53.3)      (56.1)

Other                      1.7       1.9         3.2         2.7
                         -----     -----     -------     -------
Income Before Taxes       58.6      25.9       103.4        47.6

Taxes on Income           24.0      10.3        42.4        18.8
                         -----     -----     -------     -------
Net Income             $  34.6   $  15.6   $    61.0   $    28.8
                        ======    ======    ========    ========
Weighted Average Shares
 Outstanding:
    Basic                 55.8      55.4        55.9        55.4
                        ======    ======       =====       =====
    Diluted               56.0      55.6        56.1        55.6
                        ======    ======       =====       =====
Earnings per share:
    Basic                $ .62     $ .28       $1.09       $ .52
                          ====      ====        ====        ====
    Diluted              $ .62     $ .28       $1.09       $ .52
                          ====      ====        ====        ====
Dividends Paid Per Share of
  Common Stock           $ .32     $ .32       $ .64       $ .64
                          ====      ====        ====        ====


See notes to consolidated financial statements.

Consolidated Balance Sheets
Temple-Inland Inc. and Subsidiaries
July 4, 1998
Unaudited

                               Parent   Financial
                              Company    Services  Consolidated
                                        (in millions)
ASSETS

Cash and cash equivalents    $    15    $    257    $   272
Mortgage loans held for sale       -         502        502
Loans receivable                   -       6,896      6,896
Mortgage-backed and investment
 securities                        -       2,555      2,555
Trade and other receivables      318           -        312
Inventories                      339           -        339
Property & equipment           2,757         112      2,869
Other assets                     198         803        950
Investment in financial
  services                       656           -          -
                               -----      ------     ------
TOTAL ASSETS                 $ 4,283    $ 11,125    $14,695
                              ======     =======    =======
LIABILITIES

Deposits                     $     -    $  7,384    $ 7,384
Securities sold under repurchase
  agreements and Federal Home
  Loan Bank advances               -       2,066      2,066
Other liabilities                301         572        839
Long-term debt                 1,541         222      1,763
Deferred income taxes            268           -        245
Postretirement benefits          143           -        143
Preferred stock issued by
  subsidiary                       -         225        225
                               -----      ------     ------
TOTAL LIABILITIES            $ 2,253    $ 10,469     12,665
                               -----      ------
SHAREHOLDERS' EQUITY

Preferred stock - par value $1
  per share: authorized 25,000,000
  shares; none issued                                     -
Common stock - par value $1 per share:
 authorized 200,000,000 shares; issued
 61,389,552 shares including shares held
 in the treasury                                         61
Additional paid-in capital                              356
Accumulated other comprehensive income (loss)           (15)
Retained earnings                                     1,842
                                                     ------
                                                      2,244
Cost of shares held in the treasury:
 5,792,444 shares                                      (214)
                                                     ------
TOTAL SHAREHOLDERS' EQUITY                            2,030
                                                     ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $14,695
                                                    =======

See notes to the consolidated financial statements.

Consolidated Balance Sheets
Temple-Inland Inc. and Subsidiaries
January 3, 1998
Unaudited

                               Parent   Financial
                              Company    Services  Consolidated
                                        (in millions)
ASSETS

Cash and cash equivalents    $    13    $   175     $   188
Mortgage loans held for sale       -        439         439
Loans receivable                   -      6,451       6,451
Mortgage-backed and investment
  securities                       -      2,806       2,806
Trade and other receivables      281          -         277
Inventories                      339          -         339
Property & equipment           2,813        103       2,916
Other assets                     178        811         948
Investment in financial
  services                       576          -           -
                               -----     ------      ------
TOTAL ASSETS                 $ 4,200    $10,785     $14,364
                              ======     ======     =======
LIABILITIES

Deposits                     $     -    $ 7,375     $ 7,375
Securities sold under repurchase
  agreements and Federal Home
  Loan Bank advances               -      1,955       1,955
Other liabilities                325        562         871
Long-term debt                 1,438        167       1,605
Deferred income taxes            252          -         223
Postretirement benefits          140          -         140
Preferred stock issued by
  subsidiary                       -        150         150
                               -----     ------      ------
TOTAL LIABILITIES            $ 2,155    $10,209      12,319
                               -----     ------
SHAREHOLDERS' EQUITY

Preferred stock - par value $1
  per share: authorized 25,000,000
  shares; none issued                                     -
Common stock - par value $1 per share:
 authorized 200,000,000 shares; issued
 61,389,552 shares including shares held
 in the treasury                                         61
Additional paid-in capital                              356
Accumulated other comprehensive income (loss)           (20)
Retained earnings                                     1,817
                                                     ------
                                                      2,214
Cost of shares held in the treasury:
 5,069,011 shares                                      (169)
                                                     ------
TOTAL SHAREHOLDERS' EQUITY                            2,045
                                                     ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $14,364
                                                    =======

See notes to the consolidated financial statements.

Consolidated Statements of Cash Flows
Temple-Inland Inc. and Subsidiaries
Unaudited

                                            First Six Months
                                             1998       1997
                                              (in millions)
Cash Provided by (Used for) Operations
Net income                                $    61.0   $    28.8
Adjustments to reconcile net income to
  net cash:
    Depreciation and depletion                136.5       132.4
    Amortization and accretion                 32.8        10.5
    Deferred taxes                             19.0         5.0
    Trade and other receivables               (37.5)      (26.8)
    Accounts payable and accrued expenses     (23.5)       10.0
    Inventories                                  .6        (4.9)
    Mortgage loans held for sale              (63.5)       (4.6)
    Collections and remittances on loans
      serviced for others - net               (41.1)       68.7
    Other                                     (64.7)      (46.1)
                                            --------    -------
                                               19.6       173.0
Cash Provided by (Used for) Investments
Capital expenditures                          (91.8)     (122.4)
Purchases of securities
  available-for-sale                          (33.0)          -
Maturities of securities
  available-for-sale                          154.7        28.0
Purchases of securities held-to-maturity          -       (19.2)
Maturities of securities held-to-maturity     156.9       163.0
Proceeds from sale of securities available-
  for-sale                                     52.3       172.4
Loans originated or acquired - net of
  principal collected on loans               (532.1)     (784.0)
Acquisition of California Financial Holding
  Company, net of cash acquired                   -       (22.7)
Other                                          52.7        (1.6)
                                            -------     -------
                                             (240.3)     (586.5)
Cash Provided by (Used for) Financing
Additions to debt                             353.8       436.8
Payments of debt                             (197.8)     (195.7)
Securities sold under repurchase agreements
  and short-term borrowings - net             110.8       (48.3)
Cash dividends paid to shareholders           (35.8)      (35.5)
Net increase (decrease) in deposits             9.8        33.3
Net increase in advances from borrowers for
  taxes and insurance                          33.4        52.4
Purchase of treasury stock                    (48.1)      (25.5)
Proceeds from sale of subsidiary
  preferred stock                              75.0       150.1
Other                                           2.6         5.3
                                            -------     -------
                                              303.7       372.9
Net increase (decrease) in cash and
  cash equivalents                             83.0       (40.6)

Cash and cash equivalents at beginning
  of period                                   188.5       228.7
                                            -------     -------
Cash and cash equivalents at end
  of period                               $   271.5   $   188.1
                                           ========    ========


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

As of January 1, 1998, the Company adopted Financial Accounting Standards Board Statement 130, "Reporting Comprehensive Income". Statement 130 establishes new rules for reporting and the display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities, minimum pension liability adjustments and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.


<page 14>



                TEMPLE-INLAND INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE A - BASIS OF PRESENTATION--Continued

Comprehensive income (unaudited) for the six months ended June
1998 and 1997 is as follows:

                                   Comprehensive Income
                                     (in thousands)
                             Second Quarter   First Six Months
                              1998     1997    1998      1997

Net income                  $34,563  $15,552 $61,020   $28,801

Other comprehensive income,
  net of income taxes:
    Unrealized gains (losses)
      on securities             972    1,331   6,356      (557)
    Minimum pension liability
      adjustments                 -        -    (988)        -
                             ------   ------  ------    ------
    Comprehensive income    $35,535  $16,883 $66,388   $28,244
                             ======   ======  ======    ======

The American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5 in April 1998. SOP 98-5 requires costs of start-up activities to be expensed as incurred. The SOP is effective for financial statements for fiscal years beginning after December 15, 1998. The adoption will not have a material impact on the Company.

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. The Company has not yet determined what the effect of Statement 133 will be on the earnings and financial position of the Company.

NOTE B - EARNINGS PER SHARE

Numerators and denominators used in computing earnings per share are as follows:
                                     Earnings Per Share
                              (in thousands, except for per
                                       share data)
                             Second Quarter   First Six Months
                              1998     1997    1998      1997

Numerator for basic and
  diluted earnings per
  share-net income          $34,563  $15,552 $61,020   $28,801
                             ======   ======  ======    ======
Denominator for basic earnings
  per share - weighted average
  common shares outstanding  55,801   55,454  55,919    55,440
  Dilutive effect of stock
    options                     183      177     180       178
                             ------   ------  ------    ------
Denominator for diluted
  earnings per share         55,984   55,631  56,099    55,618
                             ======   ======  ======    ======
Net income per share
  - Basic                     $ .62    $ .28   $1.09     $ .52
                               ====     ====    ====      ====
Net income per share
  - Diluted                   $ .62    $ .28   $1.09     $ .52
                               ====     ====    ====      ====

               TEMPLE-INLAND INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE C - CONTINGENCIES

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

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS




Results of Operations

Results of operations, including information regarding the Company's principal business segments, are shown below:



                         Second Quarter      First Six Months
                        1998      1997       1998       1997
                                  (in millions)
Revenues
Paper                  $ 515.3   $ 527.6   $ 1,043.0  $ 1,030.0
Building products        155.9     159.5       310.4      306.1
                         -----     -----     -------    -------
Manufacturing net sales  671.2     687.1     1,353.4    1,336.1
Financial services       269.5     220.8       531.9      422.7
                         -----     -----     -------    -------
  Total revenues       $ 940.7   $ 907.9   $ 1,885.3  $ 1,758.8
                        ======    ======    ========   ========


Income
Paper                 $  17.9   $ (10.1)  $    27.8  $   (17.2)
Building products        32.3      36.4        62.2       68.5
                        -----     -----     -------    -------
  Operating profit       50.2      26.3        90.0       51.3
Financial services       41.0      32.4        77.7       61.9
                        -----     -----     -------    -------
                         91.2      58.7       167.7      113.2
Corporate expenses       (7.3)     (6.4)      (14.2)     (12.2)
Parent company interest
  - net                 (27.0)    (28.3)      (53.3)     (56.1)
Other - net               1.7       1.9         3.2        2.7
                        -----     -----     -------    -------
  Income before taxes    58.6      25.9       103.4       47.6
Taxes on income          24.0      10.3        42.4       18.8
                        -----     -----     -------    -------
    Net income        $  34.6   $  15.6   $    61.0  $    28.8
                       ======    ======    ========   ========

Second Quarter 1998 vs. Second Quarter 1997

Second quarter earnings for 1998 totaled $34.6 million, or $0.62 per diluted share, an increase of 121 percent from second quarter 1997 net income of $15.6 million, or $0.28 per diluted share. Revenues for the period were $940.7 million, up four percent from the $907.9 million reported for the same quarter of 1997.

The paper group reported operating earnings of $17.9 million compared with a loss of $10.1 million in last year's second quarter. Average box prices for the corrugated packaging operation were up 11 percent compared with the same period last year while volumes were down slightly. Prices for boxes were stable with first quarter levels, but volume weakened seasonally during the quarter. Demand for containerboard in the export markets also declined, especially in Asian markets. As a result, the corrugated packaging operation reduced production to control inventory levels. Prices for bleached paperboard were flat compared with the first quarter, but down from second quarter 1997 prices. Mix improvement and lower costs somewhat offset the lower prices.

The building products group reported operating income of $32.3 million, down only $4.1 million from last year's second quarter despite a $55 per mbf decline in average lumber prices that reduced profitability by $7.1 million. Residential construction levels remained higher than anticipated in the quarter, and demand for this group's mix of building products remained favorable, especially for gypsum and particleboard.

The financial services group had a record quarter with earnings of $41.0 million, $8.6 million above last year's same period results. The bank's loan portfolio continued to grow, while operating costs declined as additional benefits were achieved from the acquisition of Stockton Savings. The mortgage bank experienced near record levels of new mortgage originations at $1.42 billion, but also experienced an increased level of prepayments largely due to refinancings.

Net interest expense decreased to $27.0 million in the second quarter of 1998 compared with $28.3 million in the second quarter of last year. Gross interest decreased from $28.9 million in 1997 to $27.1 million in 1998. Capitalized interest decreased slightly from $.6 million in the second quarter of 1997, to $.1 million in the second quarter of 1998.

First Half of 1998 vs. First Half of 1997

Earnings for the first six months of 1998 were $61.0 million, or $1.09 per diluted share compared with $28.8 million, or $.52 per diluted share for the first half of last year. Revenues of $1,885.3 million were up seven percent from the 1997 first half revenues of $1,758.8 million.

The paper group earned $27.8 million compared with a loss of $17.2 million in the first six months of 1997. Average box prices for the corrugated packaging operation were up for the first six months of the year compared with the same period last year, while volumes were down slightly. Prices for bleached paperboard were slightly lower for the first half of 1998 compared with the same period last year.

The building products group earned $62.2 million in the first half of 1998 compared with $68.5 million in the first half of last year. Although significantly lower market prices for solid wood products and fiber products reduced earnings by a combined total of $10.7 million from the first half of 1997, the strong earnings for the particleboard and gypsum group somewhat offset this decline. Gypsum operations improved earnings from last year due to higher market prices and increased shipment volumes. The particleboard operation experienced significantly higher shipment volumes in the first half of 1998 compared with the first six months of 1997.

Earnings for the financial services group were $77.7 million for the period, an increase of $15.8 million from last year's comparable period. The bank's loan portfolio continued to grow and the credit quality of the loan portfolio remains strong.

Capital Resources and Financial Condition

The Company's financial condition continues to be strong.
Internally generated funds, existing credit facilities and the capacity to issue long-term debt are sufficient to fund projected capital expenditures, to service existing debt, to pay dividends and to meet normal working capital requirements.

During the second quarter of 1998, an additional $75 million of preferred stock in the REIT subsidiary of Guaranty Federal Bank, F.S.B., was issued bringing the total to $225 million. Parent Company's debt increased $102.1 million in the first half of 1998 mainly through issuance of commercial paper and bank debt. As part of the Company's share repurchase plan, approximately 850,500 shares were repurchased in the first half of 1998 at a total cost of $48.1 million.

Guaranty Federal Bank continues to meet all three regulatory capital requirements.

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

The Company routinely utilizes a simulation model to measure the sensitivity of income to movements in interest rates. The model incorporates the maturity and repricing characteristics of interest rate sensitive assets and liabilities, as well as assumptions regarding the impact of changing interest rates on the prepayment rates of certain results. The results of the sensitivity analyses as of July 4, 1998 did not differ materially from the amounts reported as of January 3, 1998.

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

Item 3.      Defaults Upon Senior Securities.
             Not Applicable.

Item 4.      Submission of Matters to a Vote of Security Holders.
             Not Applicable

Item 5.      Other Information.
             Not Applicable.

Item 6.      Exhibits and Reports on Form 8-K.
             (a) Exhibits.



   Regulation S-K
   Exhibit Number

      (27)   Financial Data Schedule

             (b)   Reports on Form 8-K.
                   On June 2, 1998, the Company filed a Current
                   Report on Form 8-K reporting, under Item 5 of the report, that the Company had amended its existing shelf registration (Registration
                   No. 333-52189) and entered into a Selling
                   Agency Agreement with Salomon Brothers Inc.
                   and SBC Warburg Dillon Read Inc., related to the possible issuance and sale of up to $500,000,000 aggregate principal amount of Medium-Term Notes, Series F.

                            SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         TEMPLE-INLAND INC.
                                            (Registrant)






Date:  August 12, 1998                   By  /s/ David H. Dolben
                                    							 -------------------------
                                           David H. Dolben
                                           Vice President and
                                           Chief Accounting Officer

                          EXHIBIT INDEX




The following is an index of the exhibits filed herewith. The page reference set forth opposite the description of exhibits included in such index refer to the pages under the sequential numbering system prescribed by Rule 0-3(b) under the Securities Exchange Act of 1934.




Regulation S-K
   Exhibit                                                    Sequential
    Number                                                    Page Number

     (27)     Financial Data Schedule                            23