Form 10-Q
period 1998-10-03
TEMPLE INLAND INC
filed 1998-11-17
CIK 731939

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D. C. 20549

                             FORM 10-Q
(Mark One)

[ X ]  Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934 for the Quarterly Period
       Ended October 3, 1998

                                OR

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934 for the Transition Period
       From ___________________________ to ____________________

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

                             Number of common shares outstanding
           Class                    as of October 3, 1998

      Common Stock (par
      value $1.00 per share)              55,598,796


The Exhibit Index appears on page 25 of this report.

                  PART I.  FINANCIAL INFORMATION
                   ITEM 1.  FINANCIAL STATEMENTS



Summarized Statements of Income
Parent Company (Temple-Inland Inc.)
Unaudited





                            Third Quarter    First Nine Months
                           1998     1997      1998       1997
                                     (in millions)

Revenues
Net sales                $ 667.4  $ 678.2  $ 2,020.8   $ 2,014.3
Financial services
 earnings                   36.1     37.4      113.8        99.3
                         -------  -------  ---------   ---------
                           703.5    715.6    2,134.6     2,113.6

Costs and Expenses
Cost of sales              554.3    602.4    1,701.3     1,771.7
Selling and
 administrative             80.3     66.0      210.9       193.7
                         -------  -------  ---------   ---------
                           634.6    668.4    1,912.2     1,965.4

Operating Income            68.9     47.2      222.4       148.2

Interest - net             (26.0)   (27.3)     (79.3)      (83.4)

Other                        1.0      1.8        4.2         4.5
                         -------  -------  ---------   ---------

Income Before Taxes         43.9     21.7      147.3        69.3

Taxes on income             19.5      9.1       61.9        27.9
                         -------  -------  ---------   ---------
Net Income               $  24.4  $  12.6  $    85.4   $    41.4
                         =======  =======  =========   =========


See notes to consolidated financial statements.

Summarized Balance Sheets
Parent Company (Temple-Inland Inc.)
Unaudited



                                        October 3,  January 3,


                                           1998        1998
                                             (in millions)
ASSETS

Current Assets
Cash                                    $    14      $    13
Receivables, less allowances of
  $11 million in 1998 and $9
  million in 1997                           319          281
Inventories:
  Work in process and finished goods         95          109
  Raw materials                             229          230
                                         ------       ------
                                            324          339
Prepaid expenses                             20           15
                                         ------       ------
  Total current assets                      677          648

Investment in Financial Services            670          576

Property and Equipment
Buildings                                   573          554
Machinery and equipment                   3,869        3,689
Less allowances for depreciation and
  amortization                           (2,245)      (2,086)
                                         ------       ------
                                          2,197        2,157
Construction in progress                     97          115
                                         ------       ------
                                          2,294        2,272
Timber and timberlands--less depletion      514          507
Land                                         35           34
                                         ------       ------
  Total property and equipment            2,843        2,813

Other Assets                                181          163
                                         ------       ------
Total Assets                            $ 4,371      $ 4,200
                                         ======       ======

See notes to consolidated financial statements.

Parent Company (Temple-Inland Inc.)
Unaudited




                                         October 3, January 3,
                                           1998        1998
                                             (in millions)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable                        $   126      $   135
Accrued expenses                            159          150


Employee compensation and benefits           22           23
Current portion of long-term debt             1            3
                                         ------       ------
  Total current liabilities                 308          311

Long-Term Debt                            1,595        1,438

Deferred Income Taxes                       273          252

Postretirement Benefits                     144          140

Other Liabilities                            12           14

Shareholders' Equity                      2,039        2,045
                                         ======       ======

Total Liabilities and
 Shareholders' Equity                   $ 4,371      $ 4,200
                                        =======      =======

See notes to consolidated financial statements.

Summarized Statements of Cash Flows
Parent Company (Temple-Inland Inc.)
Unaudited




                                          First Nine Months
                                          1998         1997
                                            (in millions)
Cash Provided by (Used for) Operations
Net income                             $    85.4    $    41.4
Adjustments to reconcile net
 income to net cash:
  Depreciation and depletion               193.9        190.1
  Deferred taxes                            22.8          5.2
  Unremitted earnings of affiliates        (86.4)       (82.3)
  Receivables                              (34.7)       (29.1)
  Inventories                               20.0          4.8
  Prepaid expenses                          (4.4)        (4.8)
  Accounts payable and accrued expenses     (6.6)        29.4
  Other                                    (12.2)       (39.1)
                                         -------      -------
                                           177.8        115.6

Cash Provided by (Used for) Investments
Capital expenditures                      (124.0)      (170.6)
Investment in joint ventures                (7.0)        (8.1)
Sale of property and equipment               4.0          2.1
Capital contributions to
 financial services                        (40.0)       (24.6)
Dividends from financial services           40.0        225.0
Acquisition of two MDF plants             (106.3)           -


Acquisition of California Financial
 Holding Company, net of cash acquired         -        (22.2)
                                         -------      -------
                                          (233.3)         1.6

Cash Provided by (Used for) Financing
Change in debt, net                        155.6        (29.3)
Purchase of stock for treasury             (48.1)       (44.5)
Cash dividends paid to shareholders        (53.6)       (53.6)
Other                                        2.7          8.7
                                         -------      -------
                                            56.6       (118.7)

Net increase (decrease) in cash and
  cash equivalents                           1.1         (1.5)

Cash and cash equivalents at beginning
 of period                                  13.4         14.3
                                         -------      -------

Cash and cash equivalents at end
 of period                             $    14.5    $    12.8
                                         =======      =======




See notes to consolidated financial statements.

Summarized Statements of Income
Temple-Inland Financial Services
Unaudited


                              Third Quarter   First Nine Months
                              1998      1997    1998     1997
                                        (in millions)
Interest Income
Loans receivable and mortgage
 loans held for sale        $ 147.5   $ 143.9 $ 428.9   $ 384.7
Mortgage-backed and
 investment securities         35.1      42.9   115.3     117.1
Other earning assets            1.1       5.9     3.1      16.1
                             ------    ------  ------    ------
Total interest income         183.7     192.7   547.3     517.9

Interest Expense
Deposits                       90.3      89.3   269.1     240.4
Borrowed funds                 30.9      42.2    98.3     115.3
                             ------    ------  ------    ------
Total interest expense        121.2     131.5   367.4     355.7

Net Interest Income            62.5      61.2   179.9     162.2

Provision for loan losses       1.1        .5     2.4       1.2
                             ------    ------  ------    ------
Net Interest Income After
 Provision For Loan Losses     61.4      60.7   177.5     161.0



Noninterest Income
Loan servicing fees            19.3      22.3    61.2      54.4
Loan origination and
 marketing                     34.4      15.7    84.3      32.1
Other                          38.9      29.5   115.4      78.5
                             ------    ------  ------    ------
                               92.6      67.5   260.9     165.0

Noninterest Expense
Compensation and benefits      42.8      37.7   126.0      94.5
Other                          71.1      50.4   188.7     128.5
                             ------    ------  ------    ------
Total noninterest expense     113.9      88.1   314.7     223.0

Income Before Taxes and
Minority Interest              40.1      40.1   123.7     103.0

Minority interest in income of
 consolidated subsidiary       (4.0)     (2.7)   (9.9)     (3.7)
                             ------    ------  ------    ------
Income Before Taxes            36.1      37.4   113.8      99.3

Taxes on income                 8.7       5.5    27.4      17.0
                             ------    ------  ------    ------

Net Income                  $  27.4   $  31.9 $  86.4   $  82.3
                             ======    ======  ======    ======

See notes to consolidated financial statements.

Summarized Balance Sheets
Temple-Inland Financial Services
Unaudited




                                        October 3,  January 3,
                                           1998        1998
                                            (in millions)
ASSETS

Cash and cash equivalents              $    178      $    175
Mortgage loans held for sale                539           439
Loans receivable                          7,220         6,451
Mortgage-backed and investment
  securities                              2,383         2,806
Other assets                                959           914
                                         ------        ------
TOTAL ASSETS                           $ 11,279      $ 10,785
                                        =======       =======

LIABILITIES

Deposits                               $  7,323      $  7,375
Securities sold under repurchase
  agreements                                  -           270


Federal Home Loan Bank advances           2,207         1,685
Other borrowings                            209           167
Other liabilities                           645           562
Preferred stock issued by subsidiary        225           150
                                         ------        ------
TOTAL LIABILITIES                        10,609        10,209

SHAREHOLDER'S EQUITY                        670           576
                                         ------        ------
TOTAL LIABILITIES AND SHAREHOLDER'S
EQUITY                                 $ 11,279      $ 10,785
                                        =======       =======

See notes to consolidated financial statements.

Summarized Statements of Cash Flows
Temple-Inland Financial Services
Unaudited


                                               First Nine Months
                                               1998       1997
                                                (in millions)
Cash Provided by (Used for) Operations
Net income                                   $   86.4   $   82.3
Adjustments to reconcile net income
 to net cash:
   Amortization, accretion and depreciation      68.7       31.1
   Provision for loan losses                      2.4        1.2
   Mortgage loans held for sale                (100.5)    (155.4)
   Collections and remittances on loans
     serviced for others, net                   (11.1)     138.5
   Other                                        (36.4)     (19.3)
                                               ------     ------
                                                  9.5       78.4
Cash Provided by (Used for) Investments
Purchases of securities available-for-sale      (34.5)     (96.8)
Maturities of securities available-for-sale     228.1       61.4
Maturities of securities held-to-maturity       258.6      328.7
Proceeds from sale of securities available-
  for-sale                                       52.9      441.4
Loans originated or acquired - net of
  principal collected on loans                 (873.2)  (1,045.5)
Other                                            (3.6)      (2.1)
                                               ------     ------
                                               (371.7)    (312.9)
Cash Provided by (Used for) Financing
Net increase (decrease) in deposits             (51.8)      55.1
Securities sold under repurchase agreements
  and short-term borrowings - net              (248.0)     (53.9)
Change in debt, net                             541.1      199.9
Capital contributions from parent                40.0       24.6
Proceeds from sale of subsidiary
  preferred stock                                75.0      150.1
Dividends paid to parent                        (40.0)    (225.0)
Net increase in advances from borrowers for
  taxes and insurance                            48.7       76.2
                                               ------     ------

                                                365.0      227.0

Net increase (decrease) in cash and cash
  equivalents                                     2.8       (7.5)

Cash and cash equivalents at
  beginning of period                           175.1      214.4
                                               ------     ------
Cash and cash equivalents at
  end of period                              $  177.9   $  206.9
                                              =======    =======

See notes to consolidated financial statements.

Consolidated Statements of Income
Temple-Inland Inc. and Subsidiaries
Unaudited


                              Third Quarter    First Nine Months
                              1998    1997      1998       1997
                           (In millions, except for per share data)

Revenues
Manufacturing net sales     $ 667.4 $ 678.2  $ 2,020.8  $ 2,014.3
Financial services revenues   276.3   260.2      808.2      682.9
                             ------  ------    -------    -------
                              943.7   938.4    2,829.0    2,697.2

Costs and Expenses
Manufacturing costs and
 expenses                     634.6   668.4    1,912.2    1,965.4
Financial services expenses   240.2   222.8      694.4      583.6
                             ------  ------    -------    -------
                              874.8   891.2    2,606.6    2,549.0

Operating Income               68.9    47.2      222.4      148.2

Parent Company Interest
 - net                        (26.0)   (27.3)    (79.3)     (83.4)

Other                           1.0     1.8        4.2        4.5
                             ------  ------    -------     ------
Income Before Taxes            43.9    21.7      147.3       69.3

Taxes on Income                19.5     9.1       61.9       27.9
                             ------  ------    -------     ------
Net Income                  $  24.4 $  12.6  $    85.4  $    41.4
                             ======  ======    =======     ======
Weighted Average Shares
Outstanding:
    Basic                      55.6    56.7       55.8       55.8
                             ======  ======    =======     ======
    Diluted                    55.6    56.9       55.9       56.1
                             ======  ======    =======     ======
Earnings Per Share:
    Basic                     $ .44   $ .22      $1.53    $  .74
                             ======  ======    =======     ======


    Diluted                   $ .44   $ .22      $1.53     $  .74
                             ======  ======    =======     ======

Dividends Paid Per Share of
  Common Stock                $ .32   $ .32      $ .96      $ .96
                             ======  ======    =======     ======

See notes to consolidated financial statements.

Consolidated Balance Sheets
Temple-Inland Inc. and Subsidiaries
October 3, 1998
Unaudited

                               Parent    Financial
                              Company     Services   Consolidated
                                        (in millions)
ASSETS

Cash and cash equivalents    $    14     $    178     $   192
Mortgage loans held for sale       -          539         539
Loans receivable                   -        7,220       7,220
Mortgage-backed and investment
  securities                       -        2,383       2,383
Trade and other receivables      319            -         314
Inventories                      324            -         324
Property & equipment           2,843          118       2,961
Other assets                     201          841       1,005
Investment in financial
  services                       670            -           -
                              ------       ------      ------
TOTAL ASSETS                 $ 4,371     $ 11,279     $14,938
                              ======       ======      ======
LIABILITIES

Deposits                     $     -     $  7,323     $ 7,323
Securities sold under re-
 purchase agreements and Federal
 Home Loan Bank advances           -        2,207       2,207
Other liabilities                320          645         941
Long-term debt                 1,595          209       1,804
Deferred income taxes            273            -         255
Postretirement benefits          144            -         144
Preferred stock issued by
  subsidiary                       -          225         225
                              ------       ------      ------
TOTAL LIABILITIES            $ 2,332     $  10,609     12,899
                              ======       =======
SHAREHOLDERS' EQUITY

Preferred stock - par value $1 per share:
  authorized 25,000,000 shares; none issued                 -
Common stock - par value $1 per share:
  authorized 200,000,000 shares; issued
  61,389,552 shares including shares held
  in the treasury                                          61
Additional paid-in capital                                356


Accumulated other comprehensive income (loss)             (13)
Retained earnings                                       1,849
                                                       ------
                                                        2,253
Cost of shares held in the treasury:
  5,790,756 shares                                       (214)
                                                       ------
TOTAL SHAREHOLDERS' EQUITY                              2,039
                                                       ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $14,938
                                                       ======

See notes to the consolidated financial statements.

Consolidated Balance Sheets
Temple-Inland Inc. and Subsidiaries
January 3, 1998
Unaudited

                               Parent    Financial
                              Company     Services   Consolidated
                                        (in millions)
ASSETS

Cash and cash equivalents    $    13     $   175      $   188
Mortgage loans held for sale       -         439          439
Loans receivable                   -       6,451        6,451
Mortgage-backed and investment
  securities                       -       2,806        2,806
Trade and other receivables      281           -          277
Inventories                      339           -          339
Property & equipment           2,813         103        2,916
Other assets                     178         811          948
Investment in
 financial services              576           -            -
                              ------      ------       ------

TOTAL ASSETS                 $ 4,200     $10,785      $14,364
                              ======      ======       ======
LIABILITIES

Deposits                     $     -     $ 7,375      $ 7,375
Securities sold under re-
 purchase agreements and Federal
 Home Loan Bank advances           -       1,955        1,955
Other liabilities                325         562          871
Long-term debt                 1,438         167        1,605
Deferred income taxes            252           -          223
Postretirement benefits          140           -          140
Preferred stock issued by
  subsidiary                       -         150          150
                              ------      ------       ------

TOTAL LIABILITIES            $ 2,155     $10,209       12,319
                              ======      ======
SHAREHOLDERS' EQUITY

Preferred stock - par value $1 per share:


  authorized 25,000,000 shares; none issued                 -
Common stock - par value $1 per share:
  authorized 200,000,000 shares; issued
  61,389,552 shares including shares held
  in the treasury                                          61
Additional paid-in capital                                356
Accumulated other comprehensive income (loss)             (20)
Retained earnings                                       1,817
                                                       ------
                                                        2,214
Cost of shares held in the treasury:
  5,069,011 shares                                       (169)
                                                       ------
TOTAL SHAREHOLDERS' EQUITY                              2,045
                                                       ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $14,364
                                                       ======

See notes to the consolidated financial statements.

Consolidated Statements of Cash Flows
Temple-Inland Inc. and Subsidiaries
Unaudited

                                             First Nine Months
                                               1998       1997
                                               (in millions)
Cash Provided by (Used for) Operations
Net income                                  $    85.4   $    41.4
Adjustments to reconcile net income to
  net cash:
    Depreciation and depletion                  204.3       199.8
    Amortization and accretion                   58.3        21.3
    Deferred taxes                               28.2         7.1
    Trade and other receivables                 (34.7)      (29.1)
    Accounts payable and accrued expenses        (6.6)       29.4
    Inventories                                  20.0         4.8
    Mortgage loans held for sale               (100.5)     (155.4)
    Collections and remittances on loans
      serviced for others - net                 (11.1)      138.5
    Other                                       (56.0)      (63.8)
                                              -------     -------
                                                187.3       194.0
Cash Provided by (Used for) Investments
Capital expenditures                           (148.1)     (181.8)
Purchases of securities available-for-sale      (34.5)      (96.8)
Maturities of securities available-for-sale     228.1        61.4
Maturities of securities held-to-maturity       258.6       328.7
Proceeds from sale of securities available-
  for-sale                                       52.9       441.4
Loans originated or acquired - net of
  principal collected on loans                 (873.2)   (1,045.5)
Acquisition of two MDF plants                  (106.3)          -
Acquisition of California Financial Holding
 Company, net of cash acquired                      -       (22.2)
Other                                            17.5         3.1
                                              -------     -------
                                               (605.0)     (511.7)


Cash Provided by (Used for) Financing
Additions to debt                               934.3       420.3
Payments of debt                               (237.6)     (249.7)
Securities sold under repurchase agreements
  and short-term borrowings - net              (248.0)      (53.9)
Cash dividends paid to shareholders             (53.6)      (53.6)
Net increase (decrease) in deposits             (51.8)       55.1
Net increase in advances from borrowers for
  taxes and insurance                            48.7        76.2
Purchase of treasury stock                      (48.1)      (44.5)
Proceeds from sale of subsidiary
  preferred stock                                75.0       150.1
Other                                             2.7         8.7
                                              -------     -------
                                                421.6       308.7
Net increase (decrease) in cash and
  cash equivalents                                3.9        (9.0)

Cash and cash equivalents at
  beginning of period                           188.5       228.7
                                              -------     -------

Cash and cash equivalents at
  end of period                             $   192.4   $   219.7
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

The consolidated financial statements include the accounts of Temple-Inland Inc. and all subsidiaries in which the company has more than a 50 percent equity ownership. However, because certain assets and liabilities are in separate corporate entities, the consolidated assets are not available to satisfy all consolidated liabilities. All material intercompany amounts and transactions have been eliminated. Certain amounts have been reclassified to conform with current year.s classification.

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

Beginning in 1998, the company adopted Financial Accounting Standards Board Statement 130, "Reporting Comprehensive Income." Statement 130 establishes new rules for reporting and the display of comprehensive income and its components; however, the adoption of this Statement had no impact on the company.s net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the company's available-for-sale securities, minimum pension liability adjustments and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders. equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

                TEMPLE-INLAND INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION--Continued

Comprehensive income (unaudited) is as follows:

                                     Comprehensive Income
                                        (in thousands)
                                 Third Quarter   First Nine Months
                                 1998     1997    1998      1997

Net income                     $24,421  $12,559 $85,441   $41,360

Other comprehensive income, net of
  income taxes:
    Unrealized gains (losses)
      on securities              1,709    5,101   8,065     4,544
    Minimum pension liability
      adjustments                    -        -    (988)        -
                                 -----    -----   -----     -----
    Comprehensive income       $26,130  $17,660 $92,518   $45,904
                                ======   ======  ======    ======

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, which requires costs of start-up and training activities to be expensed as incurred. The SOP is effective for financial statements for fiscal years beginning after December 15, 1998. The company plans to adopt the SOP during the fourth quarter 1998 which will require write-off of previously capitalized costs. In adopting the SOP, the company expects to record a charge for the cumulative effect of accounting change of approximately $3.0 million (net of taxes of $2.0 million).

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

NOTE B - EARNINGS PER SHARE

Numerators and denominators used in computing earnings per share are as follows:
                                         Earnings Per Share

                                  (in thousands, except for
                                       per share data)
                                  Third Quarter   First Nine Months
                                  1998    1997      1998    1997
Numerator for basic and diluted
  earnings per share-net income $24,421 $12,559   $85,441  $41,360
                                 ======  ======    ======   ======

Denominator for basic earnings per
  share - weighted average common
  shares outstanding             55,600  56,664    55,813   55,848
Dilutive effect of stock
  options                            33     268       131      208
                                 ------  ------    ------   ------
Denominator for diluted earnings
  per share                      55,633  56,932    55,944   56,056
                                 ======  ======    ======   ======
Net income per share - Basic      $ .44   $ .22     $1.53    $ .74
                                 ======  ======    ======   ======
Net income per share - Diluted    $ .44   $ .22     $1.53    $ .74
                                 ======  ======    ======   ======

                TEMPLE-INLAND INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE C - OTHER MATTERS

There are pending against the company and its subsidiaries lawsuits and claims arising in the regular course of business. In the opinion of management, recoveries, if any, by plaintiffs or claimants that may result from the foregoing litigation and claims will not be material in relation to the consolidated financial statements of the company and its subsidiaries.

Late in the third quarter of 1998, the Financial Services Group entered into interest rate floor and collar agreements which are accounted for as hedges. These agreements generally pay the group on a $1.7 billion notional amount if constant maturity swap ("CMS") rates fall below 5.25 percent and generally require the group to pay on a notional amount of $850 million if CMS rates rise above
5.60 percent.  The agreements expire within one year.

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS




Results of Operations

Results of operations, including information regarding the company's principal business segments, are shown below:



                             Third Quarter     First Nine Months
                              1998     1997      1998      1997
                                       (in millions)
Revenues
Paper                       $ 512.4  $ 518.2  $ 1,555.4 $ 1,548.2
Building products             155.0    160.0      465.4     466.1
                             ------   ------    -------   -------
  Manufacturing net sales     667.4    678.2    2,020.8   2,014.3
Financial services            276.3    260.2      808.2     682.9
                             ------   ------    -------   -------
  Total revenues            $ 943.7  $ 938.4  $ 2,829.0 $ 2,697.2
                             ======   ======    =======   =======


Income
Paper                       $   9.5  $ (19.0) $    37.3 $   (36.2)
Building products              29.8     34.7       92.0     103.2
                             ------   ------    -------   -------
  Operating profit             39.3     15.7      129.3      67.0
Financial services             36.1     37.4      113.8      99.3
                             ------   ------    -------   -------
                               75.4     53.1      243.1     166.3
Corporate expenses             (6.5)    (5.9)     (20.7)    (18.1)
Parent Company interest -
 net                          (26.0)   (27.3)     (79.3)    (83.4)
Other - net                     1.0      1.8        4.2       4.5
                             ------   ------    -------   -------
  Income before taxes          43.9     21.7      147.3      69.3
Taxes on income                19.5      9.1       61.9      27.9
                             ------   ------    -------   -------
    Net income              $  24.4  $  12.6  $    85.4 $    41.4
                             ======   ======    =======   =======

Third Quarter 1998 vs. Third Quarter 1997

Third quarter earnings for 1998 totaled $24.4 million, or $.44 per diluted share, an increase of 94 percent from prior year third quarter net income of $12.6 million, or $.22 per diluted share.
Revenues for the period were $943.7 million.

The Paper Group reported earnings of $9.5 million for the quarter compared with an operating loss of $19.0 million in last year's third quarter. The improvement in the Paper Group's earnings was primarily due to higher prices for containerboard and boxes. Average box prices for the corrugated packaging operation were up approximately 11 percent compared with the same period last year. Shipments of boxes, however, were down slightly from last year levels, and demand for containerboard in the export market was weak in the quarter. As a result, this operation again reduced production to control inventory levels.

The Orange, Texas, linerboard mill was down approximately three weeks in the quarter primarily as a result of a damaged turbine from a power surge caused by a lightning strike. The mill has been repaired, but the resulting loss, including the cost of repair, was approximately $5.0 million.

The price for bleached paperboard was down significantly from third quarter 1997 levels. Despite the lower prices, profitability for the bleached paperboard operation in the third quarter was down only marginally compared with a year ago as lower costs, improved product mix and increased sales volume offset most of the effect of declining prices.

The Paper Group continued its program for restructuring its domestic and international operations and the assessment of alternatives for overhead reduction and margin enhancement. In November, the company announced personnel changes and organization realignment to accommodate this restructuring. The company anticipates continuing these efforts in the fourth quarter of 1998 and into 1999. The company anticipates charges for restructuring will be taken during the fourth quarter with such costs anticipated to be in the $40 million range.

The Building Products Group reported operating earnings in the third quarter of $29.8 million compared with $34.7 million for the same period last year. Average lumber prices were down 19 percent from the third quarter of 1997, which reduced profitability for this segment by $9.9 million. Particleboard and gypsum prices and volumes improved from last year levels, partially offsetting the negative impact from the decline in lumber prices.

The Financial Services Group recorded operating earnings for the quarter of $36.1 million, compared with $37.4 million in the third quarter of 1997. While the bank's loan portfolio grew in the quarter, the loan volumes at the bank have begun to moderate as the demand for single-family adjustable rate mortgages has decreased due to the low interest rate environment and flat yield curve. The mortgage bank continues to experience high levels of new mortgage originations, but also a significant level of prepayments.

Late in the third quarter the Financial Services Group entered into interest rate floor and collar agreements with notional amounts totaling $1.7 billion. These agreements are primarily intended to mitigate the adverse impact of potentially faster prepayments on a portion of its adjustable rate residential mortgage assets in the event of declining interest rates going forward. These agreements which expire in one year, did not materially affect operations during the third quarter.

Net interest expense decreased to $26.0 million in the third quarter of 1998 compared with $27.3 million in last year's third quarter. Gross interest decreased from $27.8 million in 1997, to $26.3 million in 1998. Capitalized interest decreased slightly from $.5 million in the third quarter of 1997, to $.3 million in the third quarter of 1998.

First Nine Months of 1998 vs. First Nine Months of 1997

Earnings for the first nine months of 1998 were $85.4 million, or $1.53 per diluted share compared with $41.4 million, or $.74 per diluted share for the first nine months of last year. Revenues of $2,829.0 million were up five percent from the 1997 first nine months' revenues of $2,697.2 million.

The Paper Group earned $37.3 million compared with a loss of $36.2 million in the first nine months of 1997. Average box prices for the corrugated packaging operation were up for the first nine months of the year compared with the same period last year, while volumes were down slightly. Prices for bleached paperboard were slightly lower for the first nine months of 1998, compared with the same period last year.

The Building Products Group earned $92.0 million in the first nine months of 1998, compared with $103.2 million in the first nine months of last year. Although significantly lower market prices for solid wood products and fiber products reduced earnings by a combined total of $21.3 million from the first nine months of 1997, the strong earnings of the particleboard and gypsum operations somewhat offset this decline. Earnings from the gypsum operation improved from last year due to higher market prices and increased shipment volumes. The particleboard operation experienced significantly higher shipment volumes in the first nine months of 1998, compared with the first nine months of 1997.

Earnings for the Financial Services Group were $113.8 million for the period, an increase of $14.5 million from last year's comparable period. The bank's loan portfolio continued to grow and the credit quality of the loan portfolio remains strong.

Capital Resources and Financial Condition

The company's financial condition continues to be strong.
Internally generated funds, existing credit facilities and the capacity to issue long-term debt are sufficient to fund projected capital expenditures, to service existing debt, to pay dividends and to meet normal working capital requirements.

During the third quarter of 1998, the company completed the acquisition of the Pembroke, Ontario, and Clarion, Pennsylvania, medium density fiberboard plants from MacMillan Bloedel Limited for approximately Cdn

$160 million (U.S. $106.3 million). During the quarter, the company entered into a $61 million term note to finance this acquisition. During the first nine months of 1998, Parent Company's debt increased $155.6 million mainly through this term note, commercial paper and bank debt. Year-to-date 1998, the company has purchased $48.1 million or 850,500 of common shares as a part of the five million share repurchase plan. No shares were repurchased in the third quarter.

Guaranty Federal Bank continues to meet all three regulatory capital requirements.

New Accounting Pronouncements

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, which requires costs of start-up and training activities to be expensed as incurred. The
SOP is effective for financial statements for fiscal years beginning after December 15, 1998. The company plans to adopt the SOP during the fourth quarter 1998 which will require write-off of previously capitalized costs. In adopting the SOP, the company expects to record a charge for the cumulative effect of accounting change of approximately $3.0 million (net of taxes of $2.0 million).

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. The company has not yet determined what the effect of Statement 133 will be on the earnings and financial position of the company.

Year 2000 Compliance

The company's three lines of business, the Paper, Building Products, and Financial Services Groups, are dependent upon computer technology and programs for conducting business. Each line of business has for the past two years been working to ensure that the Year 2000 has no significant effect on its information, financial and manufacturing systems. To date, the company has spent $4.5 million on the Year 2000 compliance, and estimates the total spending will be approximately $12.8 million. These costs are being expensed as incurred and are not expected to have a material impact on the company's financial position.

Year 2000 readiness for the operations in the Financial Services Group is subject to the review and oversight of various regulatory agencies. Their foremost requirement is that all critical systems must have substantially completed testing by December 31, 1998, and that both system testing and implementation be completed by June 30, 1999. The critical systems are those that service its portfolio of loans, mortgages, and customer deposits. Based upon project progress, the company is confident all regulatory requirements will be met and that any Year 2000 disruption is unlikely. If any disruption were to occur that significantly affected operations or customer service, the group will implement disaster recovery contingency plans.

The Paper and Building Products Groups have found few instances of date dependent information within their manufacturing processes. There is no indication at this time that production could be affected by date required fields that cannot be overridden or entered manually.

A potential risk is that an external provider could have a year 2000 related problem that would affect the ability of the company to manufacture its products or serve its customers. For instance, should a utility provider not be able to supply power needs to a facility, some impact to normal operations would be expected. Larger facilities with self-power generation would be able to continue operations with a decline in production rates until outside power was restored. The company has the flexibility to produce products in multiple geographic locations, which allows for scheduling production and shipping from alternate locations should disruptions occur.

Communications with these and other vendors are ongoing to assess the risk to the organization and identify the company's exposure to such outside influences. The company has not identified any such risk at this time.

No interruption of services is expected within the administrative support systems. Most software for meeting business needs is purchased and Year 2000 modifications and testing is performed by the vendor. The company also tests these purchased systems for Year 2000 readiness.

While there can be no guarantee that Year 2000 problems will not occur, the company believes its efforts have addressed the risks and that contingency plans will be in place for the unexpected.

Forward-Looking Statements

Statements in this report that are not historical are forward-looking statements that involve risks and uncertainties. The actual results achieved by Temple-Inland may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include general economic, market, or business conditions; the opportunities (or lack thereof) that may be presented to and pursued by Temple-Inland and its subsidiaries; the availability and price of raw materials used by Temple-Inland and its subsidiaries; competitive actions by other companies; changes in laws or regulations; and other factors, many of which are beyond the control of Temple-Inland and its subsidiaries.

     ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
               ABOUT MARKET RISK

INTEREST RATE RISK:



The company is subject to interest rate risk from the utilization of financial instruments such as adjustable rate debt and other borrowings, as well as the lending and deposit gathering activities of the Financial Services Group. The following table illustrates the estimated impact on pre-tax income of immediate, parallel and sustained shifts in interest rates for the subsequent 12-month period at the end of the third quarter of 1998 with comparative information at year end 1997:

                                  Increase/(Decrease) in
                                   Income Before Taxes
                                      (in millions)
Change in Interest Rates         1998                1997

         +2%                     $(23)               $  4
         +1%                     $ (6)               $  9
          -                      $  -                $  -
         -1%                     $  2                $(12)
         -2%                     $ 22                $(14)

The change in exposure to interest rate risk from year end 1997 is due primarily to the Financial Services Group entering into various interest rate floor and collar agreements to hedge the prepayment risk inherent in a portion of its adjustable rate mortgage assets and an increase in the company's adjustable rate debt. At year end 1997, the sensitivity of the Financial Services Group's earnings to changes in interest rates was inverse to the impact of interest rate changes on the company's adjustable rate debt. By substantially decreasing the earnings volatility of the Financial Services Group to interest rate changes through the use of floor and collar agreements, the company's sensitivity to interest rate risk at the end of the third quarter of 1998 is primarily driven by changes in rates on the company's adjustable rate debt.

Additionally, the fair value (estimated at $234 million at the end of the third quarter of 1998) of the Financial Services Group's mortgage servicing rights is also affected by changes in interest rates. The fair value of the servicing rights has declined by $36 million (13 percent) since year end 1997 due to the recent decline in interest rates and the smaller size of the servicing portfolio. The company estimates that a one percent decline in interest rates from current levels would decrease the fair value of the mortgage servicing rights by an additional $40 million.

FOREIGN CURRENCY RISK:

The company's exposure to foreign currency fluctuations on its financial instruments is not material because most of these instruments are denominated in U.S. dollars.

COMMODITY PRICE RISK:

The company has no financial instruments subject to commodity price risks.

                    PART II.  OTHER INFORMATION


Item 1.     Legal Proceedings.
            The information set forth in Note C to Notes to Consolidated Financial Statements in Part I of this report is incorporated by reference thereto.

Item 2.     Changes in Securities.
            Not Applicable.

Item 3.     Defaults Upon Senior Securities.
            Not Applicable.

Item 4.     Submission of Matters to a Vote of Security Holders.
            Not Applicable

Item 5.     Other Information.
            On November 14, 1998, the company entered into an Agreement and Plan of Merger (the "Merger
            Agreement") with HF Bancorp, Inc. ("HFB"), the parent corporation of Hemet Federal Savings & Loan Association ("Hemet") headquartered in Hemet, California, by which HFB will be merged into the company or, under certain circumstances, a subsidiary of the company will be merged into HFB. The transaction, which is subject to approval by the HFB stockholders and by regulatory authorities, is expected to close during the second quarter of 1999. Terms of the Merger Agreement provide for HFB stockholders to receive $18.50 per share in the form of common stock of the company or cash, for a total consideration of approximately $120 million. Subject to certain limitations, each HFB stockholder will be given the election to have the consideration for their shares paid in company common stock, cash, or a combination of the two. The company, however, will issue no more than 1,225,000 shares of common stock in the transaction. If the HFB stockholders electing to receive common stock of the company do not represent a sufficient portion of the total consideration in order for the transaction to receive favorable tax treatment to the HFB stockholders, the entire merger consideration will be paid only in cash. When the transaction is completed, the operations of Hemet, which has approximately $1.0 billion in assets and operates 18 branches in southern California, principally in Riverside and San Diego counties, will be merged into Guaranty. In connection with execution of the Merger Agreement, HFB granted the company an option, exercisable under certain circumstances, to purchase 1,273,000 shares of HFB common stock, representing approximately 19.9 percent of the shares presently outstanding, at a price of approximately $16.00 per share.

Item 6.     Exhibits and Reports on Form 8-K.

    (a) Exhibits.



   Regulation S-K
   Exhibit Number

      (27)  Financial Data Schedule

    (b)     Reports on Form 8-K.  During the nine months ended
            October 3, 1998, the company did not file any reports on Form 8-K.

                            SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            TEMPLE-INLAND INC.
                               (Registrant)






Date:  November 17, 1998    By /s/ David H. Dolben
                              David H. Dolben
                              Vice President and
                              Chief Accounting Officer

                           EXHIBIT INDEX




The following is an index of the exhibits filed herewith. The page reference set forth opposite the description of exhibits included in such index refer to the pages under the sequential numbering system prescribed by Rule 0-3(b) under the Securities Exchange Act of 1934.




Regulation S-K
   Exhibit                                       Sequential
    Number                                       Page Number

     (27)          Financial Data Schedule           26