Form 10-K
period 1999-01-02
TEMPLE INLAND INC
filed 1999-03-26
CIK 731939

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
(MARK ONE)

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED JANUARY 2, 1999

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
    COMMON STOCK, $1.00 PAR VALUE PER SHARE,                     NEW YORK STOCK EXCHANGE
                 NON-CUMULATIVE                                     PACIFIC EXCHANGE
         PREFERRED SHARE PURCHASE RIGHTS                         NEW YORK STOCK EXCHANGE
                                                                    PACIFIC EXCHANGE

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing sales price of the Common Stock on the New York Stock Exchange on March 10, 1999, was $1,866,578,995. For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant (as indicated in Item 12) are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

     As of March 10, 1999, 55,663,155 shares of Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents are incorporated by reference into the indicated part or parts of this report:

     (a) Pages 25-69 of the Annual Report to Shareholders for the fiscal year ended January 2, 1999 -- Parts I and I.

     (b) The Company's definitive proxy statement, dated March 26, 1999, in connection with the Annual Meeting of Shareholders to be held May 7,
1999 -- Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION:

     Temple-Inland Inc. (the "Company") is a holding company that conducts all of its operations through its subsidiaries. The business of the Company is divided among three groups: (1) the Paper Group, (2) the Building Products Group, and (3) the Financial Services Group. Forest resources include approximately 2.2 million acres of timberland in Texas, Louisiana, Georgia, and Alabama.

     The Company's Paper Group, operated by Inland Paperboard and Packaging, Inc. ("Inland"), consists of the corrugated packaging and bleached paperboard operations. The corrugated packaging operation is vertically integrated and consists of four linerboard mills, two corrugating medium mills, 41 box plants, and eight specialty converting plants. The bleached paperboard operation consists of one large mill located in Evadale, Texas.

     The Company's Building Products Group, operated by Temple-Inland Forest Products Corporation ("Temple-Inland FPC"), manufactures a wide range of building products including lumber, plywood, particleboard, medium density fiberboard, gypsum wallboard, fiber-cement siding, and fiberboard.

     The Company's Financial Services Group consists of savings bank activities, mortgage banking, real estate development, and insurance brokerage. The Company's savings bank, Guaranty Federal Bank, F.S.B. ("Guaranty"), conducts its business through 135 banking centers in Texas and California. Mortgage banking is conducted through Temple-Inland Mortgage Corporation ("Temple-Inland Mortgage"), a subsidiary of Guaranty that arranges financing of single-family mortgage loans, then sells the loans into the secondary market (primarily FNMA, FHLMC, and GNMA). Real estate operations include development of residential subdivisions, as well as the management and sale of income properties.

     The Company is a Delaware corporation that was organized in 1983. Its principal subsidiaries include Inland, Temple-Inland FPC, Temple-Inland Financial Services Inc. ("Financial Services"), Guaranty, and Temple-Inland Mortgage. The Company's principal executive offices are located at 303 South Temple Drive, Diboll, Texas 75941. Its telephone number is (409) 829-5511.

FINANCIAL INFORMATION:

     The results of operations including information regarding the principal business segments are shown in the following table:

                               TEMPLE-INLAND INC.

                               BUSINESS SEGMENTS

                                                                FOR THE YEAR
                                            -----------------------------------------------------
                                              1998       1997       1996        1995       1994
                                            --------   --------   --------    --------   --------
                                                                (IN MILLIONS)
Revenues
  Paper...................................  $2,017.6   $2,062.9   $2,082.3    $2,198.4   $1,740.7
  Building products.......................     613.0      617.3      562.6       532.9      575.5
  Other activities........................        --         --         --          --       19.2
                                            --------   --------   --------    --------   --------
          Manufacturing net sales.........   2,630.6    2,680.2    2,644.9     2,731.3    2,335.4
Financial services........................   1,109.5      945.2      815.4       764.3      631.4
                                            --------   --------   --------    --------   --------
          Total revenues..................  $3,740.1   $3,625.4   $3,460.3    $3,495.6   $2,966.8
                                            ========   ========   ========    ========   ========
Income before taxes
  Paper...................................  $   32.5   $  (39.0)  $  113.0    $  356.6   $   73.7
  Building products.......................     112.5      131.1      102.0        67.0      138.8
  Other activities........................        --         --         --          --        1.5
                                            --------   --------   --------    --------   --------
                                               145.0       92.1      215.0       423.6      214.0
  Financial services......................     154.1      132.1       63.1(a)     98.1       56.3
                                            --------   --------   --------    --------   --------
          Segment operating income........     299.1      224.2      278.1       521.7      270.3
  Corporate expense.......................     (27.9)     (24.6)     (17.2)      (21.7)     (13.7)
  Special charge(b).......................     (47.4)        --         --          --         --
  Parent company interest -- net..........    (106.0)    (110.3)    (109.6)      (72.7)     (67.1)
  Other income............................       6.6        5.7        4.6         3.7        3.8
                                            --------   --------   --------    --------   --------
          Income before taxes.............  $  124.4   $   95.0   $  155.9    $  431.0   $  193.3
                                            ========   ========   ========    ========   ========

---------------

(a)  Includes SAIF assessment of $43.9 million.

(b) Includes nonrecurring charges related to (1) the impairment of the Paper Group's investment in its South American corrugated packaging plants, (2) severance costs from the restructuring efforts in the Paper Group, and (3) the write-off of abandoned assets in the Paper Group and the Building Products Group.

     For more information with respect to total assets, capital expenditures, depreciation, depletion, and amortization on a business segment basis, see pages 65 and 66 of the Company's 1998 Annual Report to Shareholders, which are incorporated herein by reference.

     The following table shows the revenues of the Company by product:

                                    REVENUES

                                                                 FOR THE YEAR
                                             ----------------------------------------------------
                                               1998       1997       1996       1995       1994
                                             --------   --------   --------   --------   --------
                                                                (IN MILLIONS)
Paper
  Corrugated packaging(a)..................  $1,641.5   $1,694.0   $1,760.6   $1,910.3   $1,499.2
  Bleached paperboard......................     376.1      366.0      300.5      249.0      217.4
  Pulp and other...........................        --        2.9       21.2       39.1       24.1
                                             --------   --------   --------   --------   --------
                                              2,017.6    2,062.9    2,082.3    2,198.4    1,740.7
                                             --------   --------   --------   --------   --------
Building Products
  Pine lumber..............................     222.7      262.1      217.4      190.1      211.9
  Fiber products...........................      64.4       66.2       73.3       59.7       66.3
  Particleboard............................     141.5      125.0      112.2       99.1      103.0
  Plywood..................................      59.6       55.2       52.1       49.3       56.8
  Gypsum wallboard.........................     115.5      104.6       90.2       83.1       74.3
  Medium density fiberboard................       9.3         --         --         --         --
  Retail distribution(b)...................        --        4.2       17.1       51.3       58.4
  Other....................................        --         --         .3        0.3        4.8
                                             --------   --------   --------   --------   --------
                                                613.0      617.3      562.6      532.9      575.5
                                             --------   --------   --------   --------   --------
Other activities(c)........................        --         --         --         --       19.2
                                             --------   --------   --------   --------   --------
  Manufacturing net sales..................   2,630.6    2,680.2    2,644.9    2,731.3    2,335.4
Financial services.........................   1,109.5      945.2      815.4      764.3      631.4
                                             --------   --------   --------   --------   --------
          Total revenues...................  $3,740.1   $3,625.4   $3,460.3   $3,495.6   $2,966.8
                                             ========   ========   ========   ========   ========

---------------

(a) Reclassified to include revenues for 1997, 1996, 1995, and 1994 from a subsidiary that manufactured and marketed paper products for the food service industry. Related revenues were $66.3 million, $84.1 million, $80.9 million, and $57.9 million in 1997, 1996, 1995, and 1994, respectively. The Company sold substantially all the assets of this subsidiary in the fourth quarter of 1997.

(b) In October 1995, the Company sold the largest two of its five retail distribution outlets. Two more of these retail distribution outlets were sold during December 1996, and the final outlet was sold during 1997.

(c) Includes the revenues from subsidiaries engaged in the construction and maintenance of electrical distribution facilities until their operations were terminated in 1994.

     The following table shows the rated annual capacities of the production facilities for, and unit sales of, the principal manufactured products.

                          ANNUAL CAPACITIES/UNIT SALES

                                                      RATED
                                                     ANNUAL
                                                   CAPACITY AT                UNIT SALES
                                                    YEAR END     -------------------------------------
                                                      1998       1998    1997    1996    1995    1994
                                                   -----------   -----   -----   -----   -----   -----
                                                                        (IN THOUSANDS OF TONS)
Paper
  Corrugated packaging...........................       (a)      2,519   2,769   2,435   2,333   2,492
  Bleached paperboard............................       (b)        623     635     524     400     430
  Pulp...........................................       (b)         --       2     100      99      87
                                                               (IN MILLIONS OF BOARD FEET)
Building products
  Pine lumber....................................      675         603     639     605     582     583
                                                              (IN MILLIONS OF SQUARE FEET)
  Fiber products.................................      460         423     402     457     422     441
  Particleboard(c)...............................      610         518     470     399     329     347
  Plywood........................................      265         289     281     259     217     260
  Gypsum wallboard(d)............................      866         858     843     838     813     796
  Medium density fiberboard(d)(e)................      260          35      --      --      --      --

---------------

(a) The annual capacity of the box plants is not given because such annual capacity is a function of the product mix, customer requirements, and the type of converting equipment installed and operating at each plant, each of which varies from time to time. The rated annual capacity of Inland's corrugating medium mills is approximately 550,000 tons per year. The rated annual capacity of the linerboard mills is approximately 2.2 million tons per year. In the second quarter of 1998, the Company closed its corrugating medium mill in Newark, California, the rated annual capacity of which was 70,000 tons.

(b) The annual capacity of the four paper machines in operation at the bleached paperboard mill is approximately 670,000 tons, which excludes the capacity of a cylinder machine at the mill that the Company decided to shut down late in 1993 due to market conditions for the grade it produced. Such capacity may vary to some degree, depending on product mix.

(c) The unit sales for the particleboard plants includes the unit sales of the Hope, Arkansas, plant, which began operations late in 1995 but did not reach full production until the fourth quarter of 1996. The unit sales for 1996 reflect the increase at the Monroeville, Alabama, plant that resulted from a renovation of this facility during 1996. The 1997 figures reflect an increase at the Diboll, Texas, and Thomson, Georgia, plants due to similar renovations during 1997.

(d) The annual capacity and unit sales figures for these product lines do not include the annual capacities and unit sales related to the Company's interest in facilities owned through joint venture interests.

(e) The annual capacity for medium density fiberboard includes the rated annual capacity for two medium density fiberboard plants acquired by the Company in September 1998, both of which are in the start-up phase.

NARRATIVE DESCRIPTION OF THE BUSINESS:

     The business of the Company is divided among three groups: (1) the Paper Group, (2) the Building Products Group, and (3) the Financial Services Group. For 1998, the Paper Group, Building Products Group, and Financial Services Group provided 53.9 percent, 16.4 percent, and 29.7 percent, respectively, of the total consolidated net revenues of the Company.

     PAPER GROUP. This group is composed of two operations: corrugated packaging and bleached paperboard.

     (i) Corrugated Packaging. The corrugated packaging operation of Inland manufactures containerboard that it converts into a complete line of corrugated packaging and point-of-purchase displays. Approximately 86 percent of the containerboard produced by Inland in 1998 was converted into corrugated containers at its box plants. Inland's nationwide network of box plants produces a wide range of products from commodity brown boxes to intricate die cut containers that can be printed with multi-color graphics. Even though the corrugated box business is characterized by commodity pricing, each order for each customer is a custom order. Inland's corrugated boxes are sold to a variety of customers in the food, paper, glass containers, chemical, appliance, and plastics industries, among others.

     Inland also manufactures litho-laminate corrugated packaging, high graphics folding cartons, and bulk containers constructed of multi-wall corrugated board for extra strength, which are used for bulk shipments of various materials.

     In the corrugated packaging operation, Inland services about 7,000 customers with approximately 11,000 shipping destinations. The largest single customer accounted for approximately four percent and the 10 largest customers accounted for approximately 26 percent of the 1998 corrugated packaging revenues. Costs of freight and customer service requirements necessitate the location of box plants relatively close to customers. Each plant tends to service a market within a 150-mile radius of the plant.

     Sales of corrugated shipping containers closely track changing population patterns and other demographics. Historically, there has been a correlation between the demand for containers and containerboard and real growth in the United States gross domestic product, particularly the non-durable goods segment.

     (ii) Bleached Paperboard. The bleached paperboard operation produces various grades and weights of coated and uncoated paperboard for use in high-quality printing and publishing applications, greeting cards, office supplies, and foodware.

     Bleached paperboard products are sold to a large number of customers. Sales to the largest customer of this operation accounted for approximately 13 percent of bleached paperboard sales in 1998. This level of sales is consistent with sales to this customer over the past several years. Although the loss of this customer could have a material adverse effect on this operation, it would not have a material adverse effect on the Paper Group or Temple-Inland taken as a whole. This customer is also a customer of the corrugated packaging operation, but sales to this customer represent less than four percent of the total sales of the Paper Group. The 10 largest customers accounted for approximately 54 percent of bleached paperboard sales in 1998. During 1998, sales were made to customers in 37 states, Mexico, and Puerto Rico, as well as to independent distributors through which this operation's products were exported to Asia, Japan, Central America, and South America. Contracts specifying annual tonnage quantities are maintained with several major customers.

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

     BUILDING PRODUCTS GROUP. The Building Products Group produces a wide variety of building products, such as lumber, plywood, particleboard, medium density fiberboard, gypsum wallboard, fiber-cement siding, and fiberboard.

     Sales of building products are concentrated in the southern United States. No significant sales are generated under long-term contracts. Sales of most of these products are made by account managers and representatives to distributors, retailers, and O.E.M. (original equipment manufacturer) accounts. Approximately 84 percent of particleboard sales are to commercial fabricators, such as manufacturers of cabinets and furniture. The 10 largest customers accounted for approximately 22 percent of the Building Products Group's 1998 sales. The building products business is heavily dependent upon the level of residential housing expenditures, including the repair and remodeling market.

     In September 1998, the Building Products Group acquired two medium density fiberboard plants from MacMillan Bloedel Limited for approximately $106 million. The plants, each of which is capable of producing 130 million square feet annually, are located in Clarion, Pennsylvania, and Pembroke, Ontario, Canada.

     The Building Products Group is a 50 percent owner in three joint ventures. One of these joint ventures recently began producing medium density fiberboard at a facility in Arkansas. Another of these joint ventures began producing fiber-cement products in the first quarter of 1999 at a plant in Texas. The third joint venture was the acquisition of an existing facility for the production of gypsum wallboard and a related quarry. This joint venture also began construction in the first quarter of 1998 of a wallboard plant to be located in Tennessee, completion of which is anticipated during the second half of 1999.

     The Building Products Group intends during 1999 to cease operations at its plywood plant and add a state-of-the-art sawmill at that site. This will permit the Company to optimize the use of available sawtimber and produce a higher value product.

     FINANCIAL SERVICES GROUP. The Financial Services Group operates a savings bank and engages in mortgage banking, real estate development, and insurance activities.

     (i) Savings Bank. Guaranty is a federally-chartered stock savings bank that conducts its business in Texas through 110 banking centers located primarily in the eastern third of Texas, including Houston, Dallas, San Antonio, and Austin. Following its acquisition of California Financial Holding Company, the parent company of Stockton Savings Bank, F.S.B., in the second quarter of 1997, Guaranty operates an additional 25 branches in the Central Valley of California. The primary activities of Guaranty include attracting savings deposits from the general public, investing in loans secured by mortgages on residential real estate, lending for the construction of real estate projects, and providing a variety of loan products to consumers and businesses.

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

     During the fourth quarter of 1998, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with HF Bancorp, Inc. ("HFB"), the parent corporation of Hemet Federal Savings and Loan Association ("Hemet") headquartered in Hemet, California, by which HFB will be merged into the Company or one of its subsidiaries. The transaction, which is subject to approval by the HFB stockholders and by regulatory authorities, is expected to close during the second quarter of 1999. Terms of the Merger Agreement provide for HFB stockholders to receive a combination of common stock of the Company and cash valued at $18.50 per share, for a total consideration of approximately $118 million. Subject to certain limitations, each HFB stockholder will be given the election to have the consideration for their shares paid in Company common stock, cash or a combination of the two. The Company, however, will issue no more than 1,216,470 shares of common stock in the transaction. If the HFB stockholders electing to receive shares of the Company's common stock do not represent a sufficient portion of the total consideration in order for the transaction to receive favorable tax treatment for the HFB stockholders, the entire merger consideration will be paid in cash. When the transaction is completed, the operations of Hemet, which has approximately $1.0 billion in assets and operates 18 branches in Southern California, principally in Riverside County, Palm Springs, and San Diego County, will be merged into Guaranty. In connection with execution of the Merger Agreement, HFB granted the Company an option, exercisable under certain circumstances, to purchase approximately 1,273,000 shares of HFB common stock, representing approximately 19.9 percent of the shares presently outstanding, at a price of approximately $16.00 per share.

     The House and Senate are discussing legislative proposals, including changes to tax laws, related to the thrift industry. At this time, the Company is not able to predict if any of these proposals will be adopted or, if adopted, the ultimate impact they might have on the Company.

     In addition to other minimum capital standards, regulations of the Office of Thrift Supervision of the Department of the Treasury (the "OTS") established to ensure capital adequacy of savings institutions currently require savings institutions to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets and of Tier I capital to adjusted tangible assets. Management believes that as of year end, Guaranty met all of its capital adequacy requirements. In order to obtain the lowest level of FDIC insurance premiums, Guaranty must meet a leverage capital ratio of at least 5 percent of adjusted total assets. At year end, Guaranty had a leverage capital ratio of
6.31 percent of adjusted total assets. Because of loan growth experienced by Guaranty in 1998, changes in asset mix in Guaranty's balance sheet, and prospective changes in Guaranty's risk-based capital calculation, Guaranty expects an increase in its capital requirements. As a result, the Company expects to increase capital in Guaranty by up to $160 million in the first quarter of 1999 in order for Guaranty to maintain its classification of "well capitalized" under OTS regulations. For additional information regarding regulatory capital requirements, see Note L to Financial Services Group Summarized Financial Statements on page 53 of the Company's 1998 Annual Report to Shareholders, which is incorporated herein by reference.

     Guaranty must meet or exceed certain regulatory requirements to continue its current activities and to take certain deductions under the Internal Revenue Code. At year end, Guaranty met or exceeded these regulatory requirements and intends to continue meeting or exceeding these regulatory requirements.

     (ii) Mortgage Banking. Temple-Inland Mortgage, a wholly-owned subsidiary of Guaranty, headquartered in Austin, Texas, originates, warehouses, and services FHA, VA, and conventional mortgage loans primarily on single family residential property through 78 offices located throughout the United States. Temple-Inland Mortgage originates mortgage loans for sale into the secondary market. It typically retains the servicing rights on these loans, but periodically sells some portion of its servicing to third parties. At the end of 1998, Temple-Inland Mortgage was servicing $22.9 billion in mortgage loans, including loans serviced for affiliates and approximately $1.0 billion in mortgages subject to a call option. Temple-Inland Mortgage produced $6.0 billion in mortgage loans during 1998 compared with $3.2 billion during 1997.

     (iii) Real Estate Development and Income Properties. Subsidiaries of Financial Services are involved in the development of 38 residential subdivisions in Texas, Arizona, California, Colorado, Florida, Georgia, Missouri, Tennessee, and Utah. The real estate group also owns 18 commercial properties, including properties owned by subsidiaries through joint venture interests.

     (iv) Insurance. Subsidiaries of Financial Services are engaged in the brokerage of property, casualty, life, and group health insurance products. One of these subsidiaries is an insurance agency that administers the marketing and distribution of several mortgage-related personal life, accident, and health insurance programs. This agency also acts as the risk management department of the Company. An affiliate of the insurance agency sells annuities through banks and savings banks, including Guaranty.

     (v) Statistical Disclosures. The following tables present various statistical and financial information for the Financial Services Group.

     The following schedule presents the average balances, interest income/expense, and rates earned or paid by major balance sheet category for the years 1996 through 1998:

           AVERAGE BALANCE SHEETS AND ANALYSIS OF NET INTEREST SPREAD

                                             YEAR END 1998                   YEAR END 1997                  YEAR END 1996
                                     -----------------------------   -----------------------------   ----------------------------
                                      AVERAGE               YIELD/    AVERAGE               YIELD/   AVERAGE               YIELD/
                                      BALANCE    INTEREST    RATE     BALANCE    INTEREST    RATE    BALANCE    INTEREST    RATE
                                     ---------   --------   ------   ---------   --------   ------   --------   --------   ------
                                                                        (DOLLARS IN MILLIONS)
ASSETS
Interest-earning assets:
  Interest-earning deposits in
    other banks....................  $    25.8    $  1.4    5.27%    $    71.0    $  4.1    5.71%    $   32.1    $  2.1    6.42%
  Mortgage-backed and investment
    securities.....................    2,606.1     150.0    5.76%      2,802.2     161.3    5.75%     3,208.5     183.5    5.72%
  Securities purchased under
    agreements to resell, agency
    discount notes, federal funds
    sold, and commercial paper.....       61.4       3.4    5.47%        332.9      18.3    5.51%       339.4      18.4    5.41%
  Loans receivable and mortgage
    loans held for sale(1).........    7,610.2     582.8    7.66%      6,618.4     524.9    7.93%     5,258.4     426.1    8.10%
  Other............................       13.0        .6    4.80%          6.9        .4    6.22%        26.0        .7    2.91%
                                     ---------    ------             ---------    ------             --------    ------
        Total interest-earning
          assets...................   10,316.5    $738.2    7.16%      9,831.4    $709.0    7.21%     8,864.4    $630.8    7.12%
                                                  ======                          ======                         ======
Cash...............................      100.4                           100.1                           90.6
Other FSLIC receivables............         --                              --                             .8
Other assets.......................      924.2                           785.6                          586.0
                                     ---------                       ---------                       --------
        Total assets...............  $11,341.1                       $10,717.1                       $9,541.8
                                     =========                       =========                       ========

LIABILITIES AND SHAREHOLDER'S EQUITY
Interest-bearing liabilities:
  Deposits:
    Interest-bearing demand........  $ 1,176.8    $ 27.2    2.31%    $ 1,099.6    $ 26.4    2.40%    $1,087.2    $ 26.1    2.41%
    Savings deposits...............      214.8       4.8    2.25%        212.4       4.7    2.22%       184.6       4.2    2.28%
    Time deposits..................    5,866.5     325.3    5.55%      5,416.4     300.1    5.54%     5,013.6     278.0    5.54%
                                     ---------    ------             ---------    ------             --------    ------
        Total interest-bearing
          deposits.................    7,258.1     357.3    4.92%      6,728.4     331.2    4.92%     6,285.4     308.3    4.91%
  Advances from the Federal Home
    Loan Bank......................    1,892.3     106.6    5.63%      1,276.6      79.0    6.19%       629.1      34.0    5.41%
  Securities sold under repurchase
    agreements.....................      349.2      19.6    5.62%      1,297.2      67.9    5.24%     1,484.3      83.5    5.62%
  Other borrowings.................      202.8      11.2    5.53%        147.7      10.1    6.82%       131.9       9.5    7.24%
                                     ---------    ------             ---------    ------             --------    ------
        Total interest-bearing
          liabilities..............    9,702.4    $494.7    5.10%      9,449.9    $488.2    5.17%     8,530.7    $435.3    5.10%
                                                  ======                          ======                         ======
Noninterest-bearing demand.........       63.1                            61.1                           46.4
Other liabilities..................      726.3                           475.6                          361.8
Preferred stock issued by
  subsidiary.......................      196.5                            90.4                             --
Shareholder's equity...............      652.8                           640.1                          602.9
                                     ---------                       ---------                       --------
        Total liabilities and
          shareholder's equity.....  $11,341.1                       $10,717.1                       $9,541.8
                                     =========                       =========                       ========
Net interest income................               $243.5                          $220.8                         $195.5
                                                  ======                          ======                         ======
Net yield on interest-earning
  assets...........................                         2.36%                           2.25%                          2.20%
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

     The following table provides an analysis of the changes in net interest income attributable to changes in volume of interest-earning assets or interest-bearing liabilities and to changes in rates earned or paid:

                         VOLUME/RATE VARIANCE ANALYSIS

                                             1998 COMPARED WITH 1997           1997 COMPARED WITH 1996
                                          -----------------------------    -------------------------------
                                          INCREASE (DECREASE) DUE TO(1)     INCREASE (DECREASE) DUE TO(1)
                                          -----------------------------    -------------------------------
                                          VOLUME      RATE       TOTAL      VOLUME      RATE       TOTAL
                                          -------    -------    -------    --------    -------    --------
                                                                   (IN MILLIONS)
Interest income:
  Interest-earning deposits in other
     banks..............................  $ (2.4)    $  (.3)    $ (2.7)     $  2.2      $(0.2)     $  2.0
  Mortgage-backed and investment
     securities.........................   (11.3)        --      (11.3)      (23.3)       1.1       (22.2)
  Securities purchased under agreements
     to resell, agency discount notes,
     federal funds sold, and commercial
     paper..............................   (14.8)       (.1)     (14.9)       (0.4)       0.3        (0.1)
  Loans receivable and mortgage loans
     held for sale......................    76.4      (18.5)      57.9       108.0       (9.2)       98.8
  Other.................................      .3        (.1)        .2        (0.8)       0.5        (0.3)
                                          ------     ------     ------      ------      -----      ------
          Total interest income.........  $ 48.2     $(19.0)    $ 29.2      $ 85.7      $(7.5)     $ 78.2
                                          ======     ======     ======      ======      =====      ======
Interest expense:
  Deposits:
     Interest-bearing demand............  $  1.8     $ (1.0)    $   .8      $  0.3      $  --      $  0.3
     Savings deposits...................      .1         --         .1         0.6       (0.1)        0.5
     Time deposits......................    24.9         .3       25.2        22.3       (0.2)       22.1
                                          ------     ------     ------      ------      -----      ------
          Total interest on deposits....    26.8        (.7)      26.1        23.2       (0.3)       22.9
  Advances from the Federal Home Loan
     Bank...............................    35.2       (7.6)      27.6        39.4        5.5        44.9
  Securities sold under repurchase
     agreements.........................   (53.0)       4.7      (48.3)      (10.0)      (5.5)      (15.5)
  Other borrowings......................     3.3       (2.2)       1.1         1.1       (0.5)        0.6
                                          ------     ------     ------      ------      -----      ------
          Total interest expense........  $ 12.3     $ (5.8)    $  6.5      $ 53.7      $(0.8)     $ 52.9
                                          ======     ======     ======      ======      =====      ======
Net interest income (expense)...........  $ 35.9     $(13.2)    $ 22.7      $ 32.0      $(6.7)     $ 25.3
                                          ======     ======     ======      ======      =====      ======

---------------

(1) The change in interest income and expense due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

     The following table sets forth the carrying amount of mortgage-backed and investment securities as of the dates indicated:

                              TYPES OF INVESTMENTS

                                                                       AT YEAR END
                                                              ------------------------------
                                                                1998       1997       1996
                                                              --------   --------   --------
                                                                      (IN MILLIONS)
Held-to-Maturity:
  Mortgage-backed securities................................  $1,413.3   $1,768.3   $2,083.7
Available-for-Sale:
  Mortgage-backed securities................................     891.7      948.1      643.9
  Debt securities
     Corporate bonds........................................       2.7        3.0        3.0
  Equity securities
     Federal Home Loan Bank Stock...........................     176.7       85.7       52.6
     Other..................................................        .2         .5         .3
                                                              --------   --------   --------
                                                                 176.9       86.2       52.9
                                                              --------   --------   --------
                                                              $2,484.6   $2,805.6   $2,783.5
                                                              ========   ========   ========

     The table below sets forth the maturities of mortgage-backed and investment securities as of year end 1998:

       MATURITY DISTRIBUTION OF MORTGAGE-BACKED AND INVESTMENT SECURITIES

                                                   MATURING
                       -----------------------------------------------------------------     VARIABLE/NO
                       WITHIN 1 YEAR      1-5 YEARS        5-10 YEARS     OVER 10 YEARS        MATURITY        TOTAL
                       --------------   --------------   --------------   --------------   ----------------   CARRYING
                       AMOUNT   YIELD   AMOUNT   YIELD   AMOUNT   YIELD   AMOUNT   YIELD    AMOUNT    YIELD    VALUE
                       ------   -----   ------   -----   ------   -----   ------   -----   --------   -----   --------
                                                            (DOLLARS IN MILLIONS)
Held-to-Maturity:
  Mortgage-backed
    securities.......   $--      --      $--      --      $--       --     $ --      --    $1,413.3   5.16%   $1,413.3
Available-for-Sale:
  Mortgage-backed
    securities.......    --      --       --      --       --       --       --      --       891.7   6.49%      891.7
  Debt securities
    Corporate
      bonds..........    --      --       --      --       .5     6.58%     2.2    6.56%         --     --         2.7
  Equity securities
    Federal Home Loan
      Bank stock.....    --      --       --      --       --       --       --      --       176.7   6.00%      176.7
    Other............    --      --       --      --       --       --       --      --          .2     --          .2
                        ---              ---              ---              ----            --------           --------
                         --               --      --       --       --       --      --       176.9              176.9
                        ---              ---              ---              ----            --------           --------
                        $--              $--              $.5              $2.2            $2,481.9           $2,484.6
                        ===              ===              ===              ====            ========           ========

     The following table shows the loan distribution for Financial Services:

                                 TYPES OF LOANS

                                                             AS OF DECEMBER 31,
                                            -----------------------------------------------------
                                              1998        1997       1996       1995       1994
                                            ---------   --------   --------   --------   --------
                                                                (IN MILLIONS)
Real estate mortgage......................  $ 4,632.9   $4,525.0   $4,206.3   $3,732.6   $3,147.1
Construction and development (including
  residential)............................    4,702.6    2,975.1    2,152.4    1,500.6    1,022.6
Commercial and business...................    1,887.1    1,142.1      651.0      393.7      219.4
Consumer and other........................      877.3      590.2      467.2      416.0      366.0
                                            ---------   --------   --------   --------   --------
                                             12,099.9    9,232.4    7,476.9    6,042.9    4,755.1
Less:
  Unfunded portion of loans...............    3,927.7    2,709.7    2,002.8    1,211.8    1,027.7
  Unearned discounts......................         --         --         --         --         .6
  Unamortized purchase discounts..........      (19.2)     (21.3)     (11.8)      (1.8)      (5.1)
  Net deferred fees.......................        3.9        2.0        3.6        3.0        3.2
  Allowance for loan losses...............       86.6       91.1       68.4       65.5       53.9
                                            ---------   --------   --------   --------   --------
                                              3,999.0    2,781.5    2,063.0    1,278.5    1,080.3
                                            ---------   --------   --------   --------   --------
                                            $ 8,100.9   $6,450.9   $5,413.9   $4,764.4   $3,674.8
                                            =========   ========   ========   ========   ========

     Additionally, in the commercial and business category, $825 million was to the mortgage finance industry.

     The table below presents the maturity distribution of loans (excluding real estate mortgage and consumer loans) outstanding at year end 1998, based on scheduled repayments. The amounts due after one year, classified according to the sensitivity to changes in interest rates, are also provided.

       MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

                                                                        MATURING
                                                        ----------------------------------------
                                                         WITHIN     1 TO 5     AFTER
                                                         1 YEAR     YEARS     5 YEARS    TOTAL
                                                        --------   --------   -------   --------
                                                                     (IN MILLIONS)
Construction and development (including
  residential)........................................  $2,631.2   $2,071.2    $  .2    $4,702.6
Commercial and business...............................     966.7      901.1     19.3     1,887.1
                                                        --------   --------    -----    --------
                                                        $3,597.9   $2,972.3    $19.5    $6,589.7
                                                        ========   ========    =====    ========
Loans maturing after 1 year with:
  Fixed interest rates................................  $     --   $    7.5    $10.7    $   18.2
  Variable interest rates.............................        --    2,964.8      8.8     2,973.6
                                                        --------   --------    -----    --------
                                                        $     --   $2,972.3    $19.5    $2,991.8
                                                        ========   ========    =====    ========

     Loans accounted for on a nonaccrual basis, accruing loans that are contractually past due 90 days or more, and restructured or other potential problem loans were 0.7 percent of total loans for 1998, 1.1 percent of total loans for 1997, and less than two percent of total loans during 1996, 1995, and 1994. The aggregate amounts and the interest income foregone on such loans, therefore, are immaterial and are not disclosed.

     The following tables summarize activity in the allowance for loan losses and show the allocation of the allowance for loan losses by loan type:

                   ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

                                                                  AT YEAR END
                                                    ----------------------------------------
                                                    1998    1997      1996    1995     1994
                                                    -----   -----    ------   -----   ------
                                                             (DOLLARS IN MILLIONS)
Balance at beginning of year......................  $91.1   $68.4    $ 65.5   $53.9   $ 47.9
Charge-offs:
  Real estate mortgages...........................   (6.5)   (4.8)     (5.8)   (3.9)    (4.4)(b)
  Construction and development....................    (.2)    (.1)      (.1)     --       --
  Commercial......................................     --     (.9)     (2.9)    (.7)    (1.1)
  Consumer and other..............................   (1.5)   (2.0)     (4.4)   (5.0)    (4.7)(b)
                                                    -----   -----    ------   -----   ------
                                                     (8.2)   (7.8)    (13.2)   (9.6)   (10.2)
Recoveries:
  Real estate mortgages...........................    2.5      .9       2.1     1.1       .6
  Construction and development....................     .1      --        --      --       --
  Commercial......................................     --      --        --      .5       .1
  Consumer and other..............................     .4      .9        .9      .8      1.4
                                                    -----   -----    ------   -----   ------
                                                      3.0     1.8       3.0     2.4      2.1
                                                    -----   -----    ------   -----   ------
          Net charge-offs.........................   (5.2)   (6.0)    (10.2)   (7.2)    (8.1)(b)
Additions charged to operations...................     .6    (1.7)     13.8    14.6      6.5
Additions related to bulk purchases of loans, net
  of adjustments..................................     .1    30.4(a)    (.7)    4.2      7.6
                                                    -----   -----    ------   -----   ------
Balance at end of year............................  $86.6   $91.1    $ 68.4   $65.5   $ 53.9
                                                    =====   =====    ======   =====   ======
Ratio of net charge-offs during the year to
  average loans outstanding during the year.......    .07%    .10%      .20%    .16%     .27%
                                                    =====   =====    ======   =====   ======

---------------

(a) Principally related to the loan portfolio from the acquisition of Stockton Savings Bank, F.S.B.

(b) Principally related to the loan portfolio from the acquisition of American Federal Bank, F.S.B.

                  ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
                             (DOLLARS IN MILLIONS)

                                                                    AT YEAR END
                       -----------------------------------------------------------------------------------------------------
                                1998                      1997                      1996                      1995
                       -----------------------   -----------------------   -----------------------   -----------------------
                                   PERCENT OF                PERCENT OF                PERCENT OF                PERCENT OF
                       AMOUNT OF    LOANS TO     AMOUNT OF    LOANS TO     AMOUNT OF    LOANS TO     AMOUNT OF    LOANS TO
                       ALLOWANCE   TOTAL LOANS   ALLOWANCE   TOTAL LOANS   ALLOWANCE   TOTAL LOANS   ALLOWANCE   TOTAL LOANS
                       ---------   -----------   ---------   -----------   ---------   -----------   ---------   -----------
Real estate
 mortgage............     49.4          38%        $54.1          49%        $48.0          56%        $52.5          61%
Construction and
 development.........      3.6          39%          6.5          32%          1.9          29%          1.7          25%
Commercial and
 business............     13.6          16%          4.1          13%          1.6           9%           .8           7%
Consumer and other...      3.4           7%          3.2           6%          3.8           6%          4.5           7%
Unallocated..........     16.6          --          23.2          --          13.1          --           6.0          --
                         -----         ---         -----         ---         -----         ---         -----         ---
                         $86.6         100%        $91.1         100%        $68.4         100%        $65.5         100%
                         =====         ===         =====         ===         =====         ===         =====         ===

                             AT YEAR END
                       -----------------------
                                1994
                       -----------------------
                                   PERCENT OF
                       AMOUNT OF    LOANS TO
                       ALLOWANCE   TOTAL LOANS
                       ---------   -----------
Real estate
 mortgage............    $36.2          66%
Construction and
 development.........      1.2          21%
Commercial and
 business............      8.6           5%
Consumer and other...      4.7           8%
Unallocated..........      3.2          --
                         -----         ---
                         $53.9         100%
                         =====         ===

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

     Loans receivable are assigned a risk rating to distinguish levels of credit risk and identify higher or unacceptable credit risks and deteriorating loan quality. These risk ratings are categorized as pass or criticized grade with the resultant allowance for loan losses based on this distinction. Certain loan portfolios are considered to be performance based and are graded by analyzing performance through assessment of delinquency status. The allowance for loan losses is comprised of an allowance based on criticized graded loans, a general allowance based on pass graded loans, and an unallocated allowance based on analysis of other environmental factors. The allowance for loan losses is increased by charges to income and by the portion of the purchase price related to credit risk on bulk purchases of loans and decreased by charge-offs, net of recoveries.

     Allowances established on the outstanding principal balance of criticized graded loans range from 5 percent to 35 percent on Substandard classified loans, 36 percent to 70 percent on Doubtful classified loans, and 100 percent on Loss classified loans, respectively. The Financial Services Group uses general allowances for pools of loans with relatively similar risks based on management's assessment of homogenous attributes, such as product types, markets, aging, and collateral. The Financial Services Group uses information on historic trends in delinquencies, charge-offs, and recoveries to identify unfavorable trends. The analysis considers adverse trends in the migration of classifications to be an early warning of potential problems that would indicate a need to increase loss provisions over historic levels. The Financial Services Group also establishes a level of unallocated allowance to support the portfolio as a whole based on adverse conditions considered probable of resulting in losses in the loan portfolios, including certain segments or as a whole. In this category, management considers the level, severity, and trend of classified assets; level and trend of delinquent and non-accrual loans; recent loss experience trends; concentrations of credit; size of individual credit exposure; current economic conditions; and trends in portfolio volume, maturity, and composition.

     Allowances for loan losses are allocated to loan categories based on loan pools having relatively similar risks. The unallocated allowance for loan losses addresses the portfolio as a whole and is based on identifiable and probable adverse events, the occurrence of which would result in losses to the Company. The amount of unallocated allowance is determined by management on a monthly basis and is less than 20 percent of the total allowance for loan losses at December 31, 1998.

     Deposits. The average amount of deposits and the average rates paid on noninterest-bearing demand deposits, interest-bearing demand deposits, savings deposits, and time deposits are presented on the schedule of average balance sheets and analysis of net interest spread of the Financial Services Group on page 9 hereof.

     The amount of time deposits of $100,000 or more and related maturities at year end 1998, are disclosed in Note E to Financial Services Group Summarized Financial Statements on page 50 of the Company's 1998 Annual Report to Shareholders.

     Return on Equity and Assets. The following table shows operating and capital ratios of the Financial Services Group for each of the last three years:

                          OPERATING AND CAPITAL RATIOS

                                                                   YEAR END
                                                          ---------------------------
                                                          1998       1997       1996
                                                          -----     ------     ------
Return on average assets................................   1.12%      1.04%       .41%*
Return on average equity................................  19.48%     17.41%      6.43%*
Dividend payout ratio...................................  47.17%    246.72%    128.96%*
Equity to assets ratio..................................   5.76%      5.97%      6.32%

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

     Short-term borrowings. The following table shows short-term borrowings outstanding for the Financial Services Group at the end of the reported period:

                             SHORT TERM BORROWINGS
                                 (IN MILLIONS)

                                                                       MAXIMUM       AVERAGE       WEIGHTED
                                                      WEIGHTED         AMOUNT        AMOUNT         AVERAGE
                                     BALANCE AT       AVERAGE        OUTSTANDING   OUTSTANDING   INTEREST RATE
                                       END OF     INTEREST RATE AT   DURING THE    DURING THE     DURING THE
                                       PERIOD      END OF PERIOD       PERIOD        PERIOD         PERIOD
                                     ----------   ----------------   -----------   -----------   -------------
1998
  Securities sold under agreements
     to repurchase.................         --           --           $1,254.9      $  349.2          5.6%
  Short-term FHLB advances.........   $2,252.0          4.9%          $2,290.0      $1,382.0          5.4%
1997
  Securities sold under agreements
     to repurchase.................   $  270.0          5.9%          $1,696.6      $1,297.2          5.2%
  Short-term FHLB advances.........   $1,128.5          5.9%          $1,128.5      $  871.1          6.1%
1996
  Securities sold under agreements
     to repurchase.................   $  959.3          5.5%          $1,992.4      $1,484.3          5.6%
  Short-term FHLB advances.........   $  977.6          5.5%          $1,022.6      $  559.9          5.0%

---------------

Note: Certain short-term FHLB advances and securities sold under agreements to repurchase generally mature within thirty days of the transaction date. Average borrowings during the year were calculated based on daily average.

RAW MATERIALS

     The Company's main resource is timber, with approximately 2.2 million acres of timberland located in Texas, Louisiana, Alabama, and Georgia. In 1998, wood fiber required for the Company's paper and wood products operations was produced from these lands and as a by-product of its solid wood operations to the extent shown on the following chart:

                            WOOD FIBER REQUIREMENTS

                                                            PERCENTAGE
                                                             SUPPLIED
RAW MATERIALS                                               INTERNALLY
-------------                                               ----------
Sawtimber.................................................     61%
Pine Pulpwood.............................................     68%
Hardwood Pulpwood.........................................     18%

     The balance of the wood fiber required for these operations was purchased from numerous landowners and other lumber companies. The Company also operates a eucalyptus plantation in Mexico from which it expects to begin harvesting fiber in approximately four years.

     Linerboard and corrugating medium are the principal materials used by Inland to make corrugated boxes. The mills at Rome, Georgia, and Orange, Texas, are solely linerboard mills. The Ontario, California, and Maysville, Kentucky, mills are traditionally linerboard mills, but can be used to manufacture corrugating medium. The Newport, Indiana, and New Johnsonville, Tennessee, mills are solely corrugating medium mills. The principal raw material used by the Rome, Georgia, and Orange, Texas, mills is virgin fiber. The Ontario, California; Newport, Indiana; and Maysville, Kentucky, mills use only old corrugated containers ("OCC"). The mill at New Johnsonville, Tennessee, uses a combination of virgin fiber and OCC. In 1998, OCC represented approximately 46 percent of the total fiber needs of the Company's containerboard operations. The price of OCC may exhibit volatility due to normal supply and demand fluctuations for the raw material and for the finished product. OCC is purchased by the Company and its competitors on the open market from numerous suppliers. Price fluctuations reflect the competitiveness of these markets. The Company's historical grade patterns produce more linerboard and less corrugating medium than is converted at the Company's box plants. The deficit of corrugating medium is obtained through open market purchases and/or trades and the excess linerboard is sold in the open market.

     Temple-Inland FPC obtains the gypsum for its wallboard operations in Fletcher, Oklahoma, from its own quarry located nearby, and from one outside source through a long-term purchase contract. At its gypsum wallboard plant in West Memphis, Arkansas, the Company uses synthetic gypsum as a raw material. Synthetic gypsum is a by-product of coal-burning electrical power plants. The joint venture gypsum wallboard plant being built in Cumberland City, Tennessee, will also use only synthetic gypsum in its operations. The Company has entered into a long-term supply agreement for synthetic gypsum produced at a TVA electrical plant located adjacent to the joint venture plant. Synthetic gypsum acquired pursuant to this agreement will supply all the synthetic gypsum required by the joint venture plant and the West Memphis plant.

     In the opinion of management, the sources outlined above will be sufficient to supply the Company's raw material needs for the foreseeable future.

ENERGY

     Electricity and steam requirements at the Company's manufacturing facilities are either supplied by a local utility or generated internally through the use of a variety of fuels, including natural gas, fuel oil, coal, wood bark, and in some instances, waste products resulting from the manufacturing process. By utilizing these waste products and other wood by-products as a biomass fuel to generate electricity and steam, the Company was able to generate approximately 60 percent of its energy requirements at its mills in Rome, Georgia, Evadale, Texas, and Orange, Texas, during 1998. In most cases where natural gas or fuel oil is used as a fuel, the Company's facilities possess a dual capacity enabling the use of either fuel as a source of energy.

     The natural gas needed to run the Company's natural gas fueled power boilers, package boilers, and turbine is acquired pursuant to a multiple vendor solicitation process that provides for the purchase of gas on an interruptible basis at favorable rates.

EMPLOYEES

     At January 2, 1999, the Company and its subsidiaries had approximately 15,700 employees. Approximately 4,900 of these employees are covered by collective bargaining agreements. These agreements generally run for a term of three to six years and have varying expiration dates. The following table summarizes certain information about the collective bargaining agreements that cover a significant number of employees:

LOCATION                  BARGAINING UNIT(S)          EMPLOYEES COVERED      EXPIRATION DATES
--------               -------------------------  -------------------------  ----------------
Bleached Paperboard    United Paperworkers        485 Hourly Production      August 1, 2004
Mill, Evadale, Texas   International Union        Employees, 188 Hourly
                       ("UPIU"), Local 801,       Mechanical Maintenance
                       UPIU, Local 825, and       Employees, and 67
                       International Brotherhood  Electrical Maintenance
                       of Electrical Workers      Employees
                       ("IBEW"), Local 390
Linerboard Mill,       UPIU, Local 1398, and      231 Hourly Production      July 31, 1999
Orange, Texas          UPIU, Local 391            Employees and 107 Hourly
                                                  Maintenance Employees
Linerboard Mill,       UPIU, Local 804, IBEW,     313 Hourly Production      August 28, 2000
Rome, Georgia          Local 613, United          Employees, 38 Electrical
                       Association of Journeymen  Maintenance Employees,
                       & Apprentices of the       and 164 Hourly
                       Plumbing & Pipefitting     Maintenance Employees
                       Industry of the U.S. and
                       Canada, Local 766, and
                       International Association
                       of Machinists & Aerospace
                       Workers, Local 414
Evansville, Indiana,   UPIU, Local 1046, UPIU,    106, 103, and 96 Hourly    August 30, 2002
Louisville, Kentucky,  Local 1737,and UPIU,       Production Employees,
and Middletown, Ohio,  Local 114, respectively    respectively
Box Plants ("Northern
Multiple")
Rome, Georgia, and     UPIU Local 838 and UPIU    153 and 107 Hourly         December 1, 2003
Orlando, Florida, Box  Local 834, respectively    Production Employees,
Plants ("Southern                                 respectively
Multiple")

     The Company has additional collective bargaining agreements with the employees of various of its other box plants, mills, and building products plants. These agreements each cover a relatively small number of employees and are negotiated on an individual basis at each such facility.

     The Company considers its relations with its employees to be good.

ENVIRONMENTAL PROTECTION

     The operations conducted by the subsidiaries of the Company are subject to federal, state, and local provisions regulating the discharge of materials into the environment and otherwise related to the protection of the environment. Compliance with these provisions, primarily the Federal Clean Air Act, Clean Water Act, Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986 ("CERCLA"), and Resource Conservation and Recovery Act ("RCRA"), has required the Company to invest substantial funds to modify facilities to assure compliance with applicable environmental regulations. Capital expenditures directly related to environmental compliance totaled approximately $13 million during 1998. This amount does not include capital expenditures for environmental control facilities made as part of major mill modernizations and expansions or capital expenditures made for another purpose that have an indirect benefit on environmental compliance.

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

     Future expenditures for environmental control facilities will depend on new laws and regulations and other changes in legal requirements and agency interpretations thereof, as well as technological advances. The Company expects the trend toward more stringent environmental regulation to continue for the foreseeable future. The trend in interpretation and application of existing regulations by regulatory authorities also appears to be toward increasing stringency particularly under RCRA with respect to certain solid wastes generated at kraft mills. Given these uncertainties, the Company currently estimates that capital expenditures for environmental purposes during the period 1999 through 2001 will average approximately $17 million each year. The estimated expenditures could be significantly higher if more stringent laws and regulations are implemented.

     On November 14, 1997, the U.S. Environmental Protection Agency (the "EPA") issued extensive regulations governing air and water emissions from the pulp and paper industry (the "Cluster Rule"). According to the EPA, the technology standards in the Cluster Rule will cut the industry's toxic air pollutant emissions by almost 60 percent from current levels and virtually eliminate all dioxin discharged from pulp, paper, and paperboard mills into rivers and other surface waters. The rule also provides incentives for individual mills to adopt technologies that will lead to further reductions in toxic pollutant discharges. The EPA estimates that the industry will need to invest approximately $1.8 billion in capital expenditures and approximately $277 million per year in operating expenditures to comply with the Cluster Rule. All persons subject to the Cluster Rule, including the Company, must be in compliance with the initial requirements by April 15, 2001. The estimated expenditures disclosed above do not include expenditures that may be needed to comply with the Cluster Rule. Based upon its interpretation of the Cluster Rule as issued, the Company currently estimates that compliance with the rule may require modifications at several facilities. Some of these modifications can be included in modernization projects that will provide economic benefits to the Company. The extent of such benefits can increase these investments, but currently these expenditures are not expected to exceed a total of $110 million by the initial compliance date noted above.

     RCRA establishes a regulatory program for the treatment, storage, transportation, and disposal of solid and hazardous wastes. Under RCRA, subsidiaries of the Company have prepared hazardous waste closure plans to address land disposal units containing hazardous wastes formerly managed at various facilities. These closure plans are in various states of implementation, with most sites awaiting state certification. The Company believes that the costs associated with these plans will not have a material impact on the earnings or competitive position of the Company.

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

     The corrugated packaging industry is highly competitive with almost 1,500 box plants in the United States. Box plants operated by Inland and its subsidiaries accounted for approximately 7.9 percent of total industry shipments during 1998. Although corrugated packaging is dominant in the national distribution process, Inland's products also compete with various other packaging materials, including products made of paper, plastics, wood, and metals.

     Bleached paperboard produced by the Paper Group has a variety of ultimate uses and, therefore, serves diversified markets. The Company competes with larger paper producers with greater resources.

     In the building materials markets, the Building Products Group competes with many companies that are substantially larger and have greater resources in the manufacturing of building materials.

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

EXECUTIVE OFFICERS

     Set forth below are the names, ages, and titles of the persons who serve as executive officers of the Company:

NAME                                   AGE                       OFFICE
----                                   ---                       ------
Clifford J. Grum.....................  64    Chairman of the Board and Chief Executive
                                             Officer
Kenneth M. Jastrow, II...............  51    President, Chief Operating Officer, and Chief
                                               Financial Officer
William B. Howes.....................  61    Executive Vice President
Harold C. Maxwell....................  58    Group Vice President
Jack C. Sweeny.......................  52    Group Vice President
Joseph E. Turk.......................  55    Group Vice President
David H. Dolben......................  63    Vice President and Chief Accounting Officer
M. Richard Warner....................  47    Vice President, General Counsel, and Secretary
David W. Turpin......................  48    Treasurer

     Clifford J. Grum became Chairman of the Board, Chief Executive Officer, and a Director of the Company in February 1991 after serving as President, Chief Executive Officer, and a Director since October 1983. He also serves as a Director of each of Temple-Inland FPC, Inland, Guaranty, and Financial Services. Mr. Grum has announced his intention to retire from the Company and as a Director at the end of 1999.

     Kenneth M. Jastrow, II was named President, Chief Operating Officer, and a Director of the Company in February 1998, and continues to serve as the Chief Financial Officer of the Company, a position he has held since November 1991. Before being named President and Chief Operating Officer, Mr. Jastrow was a Group Vice President of the Company since 1995. He also serves as Chairman of the Board and Chief Executive Officer of Financial Services, Chairman of the Board of Guaranty, and a Director of each of Temple-Inland FPC and Inland.

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

     Jack C. Sweeny became a Group Vice President of the Company in May 1996. He also serves as Group Vice President -- Forest and a Director of Temple-Inland FPC. From November 1982 through May 1996, Mr. Sweeny served as Vice
President -- Operations of the Building Products Division of Temple-Inland FPC.

     Joseph E. Turk became a Group Vice President of the Company in August 1996. He also serves as Executive Vice President and a Director of Inland. Mr. Turk has been employed by Inland since 1967 and has served in various capacities including Group Vice President -- Container Division and Division Vice President Manufacturing Services.

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

ITEM 2. PROPERTIES

     The Company owns and operates plants, mills, and manufacturing facilities throughout the United States, three box plants in Mexico, and box plants in Argentina, Chile, and Puerto Rico. Additional descriptions as of year-end of selected properties are set forth in the following charts:

                              CONTAINERBOARD MILLS

                                                                              RATED
                                                                   NO. OF     ANNUAL       1998
LOCATION                                              PRODUCT     MACHINES   CAPACITY   PRODUCTION
--------                                             ----------   --------   --------   ----------
                                                                                   (IN TONS)
Ontario, California................................  Linerboard      1       325,000     282,000
Rome, Georgia......................................  Linerboard      2       795,000     735,000
Orange, Texas......................................  Linerboard      2       640,000     551,000
Maysville, Kentucky................................  Linerboard      1       405,000     381,000
Newport, Indiana...................................  Medium          1       285,000     270,000
New Johnsonville, Tennessee........................  Medium          1       265,000     254,000

                            BLEACHED PAPERBOARD MILL

                                                                                RATED
                                                                     NO. OF     ANNUAL       1998
LOCATION                                    PRODUCT MIX             MACHINES   CAPACITY   PRODUCTION
--------                                    -----------             --------   --------   ----------
                                                                                     (IN TONS)
Evadale, Texas..........................  Bleached Pulp      0.20%     4       670,000       1,322
                                          Food Service      38.42                          249,500
                                          Packaging         32.73                          212,574
                                          Office Supplies   17.81                          115,667
                                          Specialties        9.22                           59,847
                                          Nodular Pulp       1.62                           10,507
                                                            -----              -------     -------
                                                              100%     4       670,000*    649,417
                                                            =====              =======     =======

---------------

* The production capacity may vary to some degree depending on product mix. Due to market conditions for the grade it was designed to produce, the Company decided in 1993 to no longer operate a cylinder machine at the mill.

                          CORRUGATED CONTAINER PLANTS*

                                                                              DATE
                                                              CORRUGATOR   ACQUIRED OR
LOCATION                                                         SIZE      CONSTRUCTED
--------                                                      ----------   -----------
Fort Smith, Arkansas........................................     87"          1978
Fort Smith, Arkansas(1)***..................................     None         1996
Bell, California............................................     97"          1974
El Centro, California(1)....................................     87"          1990
Ontario, California.........................................     87"          1985
Santa Fe Springs, California................................     97"          1973
Tracy, California**.........................................     87"          1979
Wheat Ridge, Colorado.......................................     87"          1970
Orlando, Florida............................................     98"          1955
Rome, Georgia**.............................................  87" & 98"       1955
Chicago, Illinois...........................................     87"          1958
Crawfordsville, Indiana.....................................     98"          1972
Evansville, Indiana.........................................     98"          1938
Garden City, Kansas.........................................     98"          1981
Kansas City, Kansas.........................................     87"          1981
Louisville, Kentucky........................................     92"          1958
Minden, Louisiana...........................................     98"          1978
Minneapolis, Minnesota......................................     87"          1959
Hattiesburg, Mississippi....................................     87"          1965
St. Louis, Missouri.........................................     87"          1963
Spotswood, New Jersey.......................................     87"          1964
Middletown, Ohio............................................     98"          1929
Streetsboro, Ohio...........................................     98"          1997
Biglerville, Pennsylvania...................................     98"          1932
Hazleton, Pennsylvania......................................     98"          1976
Vega Alta, Puerto Rico......................................     87"          1977
Lexington, South Carolina...................................     98"          1973
Rock Hill, South Carolina...................................     87"          1972
Elizabethton, Tennessee.....................................     98"          1982

                                                                              DATE
                                                              CORRUGATOR   ACQUIRED OR
LOCATION                                                         SIZE      CONSTRUCTED
--------                                                      ----------   -----------
Elizabethton, Tennessee(1)***...............................     None         1990
Nashville, Tennessee(1)***..................................     None         1998
Dallas, Texas...............................................     98"          1962
Edinburg, Texas.............................................     87"          1988
Petersburg, Virginia........................................     87"          1991
Petersburg, Virginia(1)***..................................     None         1998
San Jose Iturbide, Mexico...................................     87"          1994
Monterrey, Mexico...........................................     87"          1994
Los Mochis, Sinaloa, Mexico.................................     80"          1997
Buenos Aires, Argentina.....................................     98"          1994
Santiago, Chile.............................................     87"          1995

---------------

* The annual capacity of Inland's box plants is not given because such annual capacity is a function of the product mix, customer requirements and the type of converting equipment installed and operating at each plant, each of which varies from time to time.

** The Tracy, California and Rome, Georgia plants each contain two corrugators.

***  Sheet plants.

(1)  Leased facilities.

     Additionally, Inland owns a graphics resource center in Indianapolis, Indiana, that has a 100" preprint press and also leases 50 warehouses located throughout much of the United States. Inland owns specialty converting plants in Santa Fe Springs, California; Harrington, Delaware; Indianapolis, Indiana; and Leominster, Massachusetts, and leases specialty converting plants in Buena Park, California, Santa Fe Springs, California; Ontario, California; and Rural Hall, North Carolina. Operations at a tape manufacturing facility in Milwaukee, Wisconsin, were discontinued by the Company during 1998.

                               BUILDING PRODUCTS

                                                                                RATED
                                                                               ANNUAL
DESCRIPTION                                               LOCATION            CAPACITY
-----------                                               --------         ---------------
                                                                           (IN MILLIONS OF
                                                                             BOARD FEET)
Lumber.............................................  Diboll, Texas              150*
Lumber.............................................  Pineland, Texas              95
Lumber.............................................  Buna, Texas                 170
Lumber.............................................  Rome, Georgia               115
Lumber.............................................  DeQuincy, Louisiana         145

---------------

* Includes separate finger jointing capacity of 10 million board feet.

                                                                                RATED
                                                                               ANNUAL
DESCRIPTION                                            LOCATION               CAPACITY
-----------                                            --------            ---------------
                                                                           (IN MILLIONS OF
                                                                            SQUARE FEET)
Fiberboard...................................  Diboll, Texas                     460
Particleboard................................  Monroeville, Alabama              145
Particleboard................................  Thomson, Georgia                  145
Particleboard................................  Diboll, Texas                     140
Particleboard................................  Hope, Arkansas                    180
Plywood......................................  Pineland, Texas                   265
Gypsum Wallboard.............................  West Memphis, Arkansas            400
Gypsum Wallboard.............................  Fletcher, Oklahoma                466
Gypsum Wallboard*............................  McQueeney, Texas                  300
Medium Density Fiberboard....................  Clarion, Pennsylvania             130
Medium Density Fiberboard....................  Pembroke, Ontario, Canada         130
Medium Density Fiberboard*...................  El Dorado, Arkansas               150
Fiber-cement*................................  Waxahachie, Texas                 126

---------------

* This facility is owned by a joint venture in which a subsidiary of the Company has a 50 percent interest.

                            TIMBER AND TIMBERLANDS*
                                   (IN ACRES)

Pine Plantations............................................  1,431,824
Natural Pine................................................    131,030
Hardwood....................................................    133,489
Special Use/Non-Forested....................................    465,147
                                                              ---------
          Total.............................................  2,161,490
                                                              =========

---------------

* Includes approximately 268,729 acres of leased land.

     In the opinion of management, the Company's plants, mills, and manufacturing facilities are suitable for their purpose and adequate for the Company's business.

     Through its subsidiaries, the Company owns certain of the office buildings in which various of its corporate offices are headquartered. This includes approximately 150,000 square feet of space in Diboll, Texas, approximately 130,000 square feet in Indianapolis, Indiana, and 445,000 square feet of office space in Austin, Texas.

     The Company also owns 381,000 mineral acres in Texas and Louisiana. Revenue from lease and production activities on these acres totaled $3.6 million in 1998. Additionally, the Company owns 395,830 mineral acres in Alabama and Georgia, which produced no lease or production revenue in 1998.

     At year end 1998 property and equipment having a net book value of approximately $60 million were subject to liens in connection with $87 million of debt.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION:

     The information concerning market prices of the Company's Common Stock required by this item is incorporated by reference from page 36 of the Company's 1998 Annual Report to Shareholders furnished to the Securities and Exchange Commission pursuant to Rule 14a-3(b).

SHAREHOLDERS:

     The Company's stock transfer records indicated that as of March 10, 1999, there were approximately 6,726 holders of record of the Common Stock.

DIVIDEND POLICY:

     On February 5, 1999, the Board of Directors declared a quarterly dividend on the Common Stock of $.32 per share payable on March 15, 1999, to shareholders of record on March 1, 1999. During the first two quarters of 1995, the Company paid a quarterly dividend of $.27 per share. The quarterly dividend was increased to $.30 per share beginning with the dividend payable September 15, 1995, and was increased again to $.32 per share beginning with the dividend payable September 13, 1996. The Board will review its dividend policy periodically, and the declaration of dividends will necessarily depend upon earnings and financial requirements of the Company and other factors within the discretion of its Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA

     The information required by this item is incorporated by reference from page 36 of the Company's 1998 Annual Report to Shareholders furnished to the Securities and Exchange Commission pursuant to Rule 14a-3(b).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is incorporated by reference from pages 25 through 36 of the Company's 1998 Annual Report to Shareholders furnished to the Securities and Exchange Commission pursuant to Rule 14a-3(b).

     Management's Discussion and Analysis of Financial Condition and Results of Operations that is incorporated by reference into this item contains forward-looking statements that involve risks and uncertainties. The actual results achieved by the Company may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include general economic, market, or business conditions; the opportunities (or lack thereof) that may be presented to and pursued by the Company and its subsidiaries; the availability and price of raw materials used by the Company and its subsidiaries; competitive actions by other companies; changes in laws or regulations; and other factors, many of which are beyond the control of the Company and its subsidiaries.

ITEM 7.A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK INTEREST RATE RISK:

     The Company is subject to interest rate risk from the utilization of financial instruments such as adjustable rate debt and other borrowings, as well as the lending and deposit gathering activities of the Financial Services Group. The following table illustrates the estimated impact on pre-tax income of immediate, parallel, and sustained shifts in interest rates for the subsequent 12 month period at year end 1998, with comparative information at year end 1997:

                                                   INCREASE/(DECREASE)
                                                  IN INCOME BEFORE TAXES
CHANGE IN                                         ----------------------
INTEREST RATES                                     1998            1997
--------------                                    ------          ------
                                                      (IN MILLIONS)
+2%.............................................   $(26)           $  4
+1%.............................................   $ (1)           $  9
 0..............................................   $ --            $ --
-1%.............................................   $ 10            $(12)
-2%.............................................   $ 29            $(14)

     The change in exposure to interest rate risk from year end 1997 is due primarily to the Financial Services Group entering into interest rate floor and collar agreements to hedge the prepayment risk inherent in a portion of its adjustable rate mortgage assets and an increase in the Company's adjustable rate debt. At year end 1997, the sensitivity of the Financial Services Group's earnings to changes in interest rates was inverse to the impact of interest changes on the Company's adjustable rate debt. By substantially decreasing the earnings volatility of the Financial Services Group to interest rate changes through the use of floor and collar agreements, the Company's sensitivity to interest rate risk at the end of 1998 is primarily driven by changes in rates on the Company's adjustable rate debt.

     Additionally, the fair value (estimated at $244 million at year end 1998) of the Financial Services Group's mortgage servicing rights is also affected by changes in interest rates. The fair value of the servicing rights has declined by $26 million (10 percent) since year end 1997, due to the recent decline in interest rates, actual and estimated future prepayments, and the smaller size of the servicing portfolio. The Company estimates that a one percent decline in interest rates from current levels would decrease the fair value of the mortgage servicing rights by an additional $41 million.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated herein by reference from pages 5 through 9 of the Company's definitive proxy statement, involving the election of directors, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K (the "Definitive Proxy Statement"). Information required by this item concerning executive officers is included in
Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from pages 11 through 17 of the Company's Definitive Proxy Statement.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents Filed as Part of Report.

1. FINANCIAL STATEMENTS:

                                                               PAGE
ITEM                                                          NUMBER
----                                                          ------
Temple-Inland Inc. and Subsidiaries
  Report of Independent Auditors............................     69
  Consolidated Statements of Income -- for the years 1998,
     1997, and 1996.........................................     54
  Consolidating Balance Sheets at year end 1998 and 1997....  56-57
  Consolidated Statements of Shareholders' Equity -- for the
     years 1998, 1997, and 1996.............................     58
  Consolidated Statements of Cash Flows -- for the years
     1998, 1997, and 1996...................................     55
  Notes to Consolidated Financial Statements................  59-68
Parent Company (Temple-Inland Inc.)
  Summarized Statements of Income -- for the years 1998,
     1997, and 1996.........................................     37
  Summarized Balance Sheets at year end 1998 and 1997.......     38
  Summarized Statements of Cash Flows -- for the years 1998,
     1997, and 1996.........................................     39
  Notes to the Parent Company (Temple-Inland Inc.)
     Summarized Financial Statements........................  40-41
Financial Services Group
  Summarized Statements of Income -- for the years 1998,
     1997, and 1996.........................................     42
  Summarized Balance Sheets at year end 1998 and 1997.......     43
  Summarized Statements of Cash Flows -- for the years 1998,
     1997, and 1996.........................................     44
  Notes to Financial Services Group Summarized Financial
     Statements.............................................  45-53

---------------

All financial statements listed in this item are incorporated herein by reference from the Company's 1998 Annual Report to Shareholders for the fiscal year ended January 2, 1999, and filed for purposes of those portions so incorporated as Exhibit 13. Page numbers refer to page numbers in the Company's 1998 Annual Report to Shareholders.

2. FINANCIAL STATEMENT SCHEDULE:

     The following Financial Statement Schedule of the Company required by Regulation S-X and excluded from the Annual Report to Shareholders for the year ended January 2, 1999, is filed herewith at the page indicated.

                                                               PAGE
ITEM                                                          NUMBER
----                                                          ------
Temple-Inland Inc. and Subsidiaries
  Schedule II -- Valuation and Qualifying Accounts..........   34

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are inapplicable and, therefore, have been omitted.

3. EXHIBITS:

        EXHIBIT
         NUMBER                                    EXHIBIT
        -------                                    -------
          3.01           -- Certificate of Incorporation of the Company(1), as
                            amended effective May 4, 1987(2), as amended effective
                            May 4, 1990(3)
          3.02           -- By-laws of the Company as amended and restated May 3,
                            1991(18)
          4.01           -- Form of Specimen Common Stock Certificate of the
                            Company(4)
          4.02           -- Indenture dated as of September 1, 1986, between the
                            Registrant and Chemical Bank, as Trustee(5), as amended
                            by First Supplemental Indenture dated as of April 15,
                            1988, as amended by Second Supplemental Indenture dated
                            as of December 27, 1990(12), and as amended by Third
                            Supplemental Indenture dated as of May 9, 1991(13)
          4.03           -- Form of Specimen Medium-Term Note of the Company(5)
          4.04           -- Form of Fixed-rate Medium Term Note, Series B, of the
                            Company(12)
          4.05           -- Form of Floating-rate Medium Term Note, Series B, of the
                            Company(12)
          4.06           -- Form of 9% Note due May 1, 2001, of the Company(15)
          4.07           -- Form of Fixed-rate Medium Term Note, Series D, of the
                            Company(14)
          4.08           -- Form of Floating-rate Medium Term Note, Series D, of the
                            Company(14)
          4.09           -- Certificate of Designation, Preferences and Rights of
                            Series A Junior Participating Preferred Stock, dated
                            February 16, 1989(6)
          4.10           -- Rights Agreement, dated February 20, 1999, between the
                            Company and First Chicago Trust Company of New York, as
                            Rights Agent(7)
          4.11           -- Form of 7.25% Note due September 15, 2004, of the
                            Company(16)
          4.12           -- Form of 8.25% Debenture due September 15, 2022, of the
                            Company(16)
          4.13           -- Form of Fixed-rate Medium Term Note, Series F, of the
                            Company(24)
          4.14           -- Form of Floating-rate Medium Term Note, Series F, of the
                            Company(24)
         10.01*          -- 1988 Stock Option Plan for Key Employees and Directors of
                            Temple-Inland Inc. and its Subsidiaries(8)
         10.02*          -- Form of Incentive Option Agreement under the 1988 Stock
                            Option Plan(8)
         10.03*          -- Form of Nonqualified Option Agreement under the 1988
                            Stock Option Plan(8)
         10.04*          -- Temple-Inland Inc. Incentive Stock Plan(1), as amended
                            May 6, 1988(9), as amended February 7, 1992(18)
         10.05*          -- Form of Incentive Shares Agreement(10)
         10.06*          -- 1988 Performance Unit Plan for Key Employees of
                            Temple-Inland Inc. and its Subsidiaries(9), as amended
                            February 4, 1994(20)
         10.07*          -- Form of Performance Unit Rights Agreement under the
                            Performance Unit Plan(6)
         10.08           -- Assistance Agreement dated September 30, 1988, among the
                            Federal Savings and Loan Insurance Corporation; Guaranty
                            Federal Savings Bank, Dallas, Texas; Guaranty Holdings
                            Inc. I; Guaranty Holdings Inc. II; Temple-Inland Inc.;
                            Mason Best Company; and Trammell Crow Ventures 3,
                            Ltd.(11)
         10.09*          -- Temple-Inland Inc. 1993 Stock Option Plan(17)
         10.10*          -- Temple-Inland Inc. 1993 Restricted Stock Plan(17)
         10.11*          -- Temple-Inland Inc. 1993 Performance Unit Plan(17), as
                            amended February 4, 1994(20)

        EXHIBIT
         NUMBER                                    EXHIBIT
        -------                                    -------
         10.12           -- Stock Purchase Agreement and Agreement and Plan of
                            Reorganization by and among Guaranty, Guaranty Holdings
                            Inc. I ("GHI"), Lone Star Technologies, Inc. ("LST"), and
                            LSST Financial Services Corporation ("LSST Financial"),
                            dated as of February 16, 1993(19)
         10.13           -- First Amendment to Stock Purchase agreement and Agreement and Plan of Reorganization by and among Guaranty, GHI,
                            LST and LSST Financial, dated as of April 2, 1993(19)
         10.14           -- Second Amendment to Stock Purchase Agreement and
                            Agreement and Plan of Reorganization by and among
                            Guaranty, GHI, LST and LSST Financial, dated as of August
                            31, 1993(19)
         10.15           -- Third Amendment to Stock Purchase Agreement and Agreement
                            and Plan of Reorganization by and among Guaranty, GHI,
                            LST and LSST Financial, dated as of September 30,
                            1993(19)
         10.16           -- Holdback Escrow Agreement by and among LST, Guaranty, and
                            Bank One, Texas, N.A. dated as of November 12, 1993(19)
         10.17           -- Termination Agreement by and among Federal Deposit
                            Insurance Corporation, as Manager of the FSLIC Resolution
                            Fund, Guaranty Federal Bank, F.S.B., Guaranty Holdings
                            Inc. I, and Temple-Inland Inc., dated as of October 31,
                            1995(21)
         10.18           -- GFB Tax Agreement by and among Federal Deposit Insurance
                            Corporation, as Manager of the FSLIC Resolution Fund,
                            Guaranty Federal Bank, F.S.B., Guaranty Holdings Inc. I,
                            and Temple-Inland Inc., dated as of October 31, 1995(21)
         10.19           -- Termination Agreement by and among Federal Deposit
                            Insurance Corporation, as Manager of the FSLIC Resolution
                            Fund, Guaranty Federal Bank, F.S.B., the surviving
                            institution resulting from the merger of American Federal
                            Bank, F.S.B. with and into Guaranty, which subsequently
                            became the successor-in-interest to LSST Financial
                            Services Corporation, Guaranty Holdings Inc. I, and
                            Temple-Inland Inc., dated as of October 31, 1995(21)
         10.20           -- AFB Tax Agreement by and among Federal Deposit Insurance
                            Corporation, as Manager of the FSLIC Resolution Fund,
                            Guaranty Federal Bank, F.S.B., the surviving institution
                            resulting from the merger of American Federal Bank,
                            F.S.B. with and into Guaranty, which subsequently became
                            the successor-in-interest to LSST Financial Services
                            Corporation, Guaranty Holdings Inc. I, and Temple-Inland
                            Inc., dated as of October 31, 1995(21)
         10.21           -- Agreement and Plan of Merger by and among Temple-Inland
                            Inc., California Financial Holding Company, Guaranty
                            Federal Bank, F.S.B., and Stockton Savings Bank, F.S.B.,
                            dated as of December 8, 1996(22)
         10.22*          -- Temple-Inland Inc. 1997 Stock Option Plan(23)
         10.23*          -- Temple-Inland Inc. 1997 Restricted Stock Plan(23)
         10.24           -- Agreement and Plan of Merger by and among Temple-Inland
                            Inc., HF Bancorp, Inc., Guaranty Federal Bank, F.S.B.,
                            and Hemet Federal Savings and Loan Association, dated as
                            of November 14, 1998(25)
         11              -- Statement re: Computation of Per Share Earnings for the
                            three years ended January 2, 1999(26)
         13              -- Annual Report to Shareholders for the year ended January
                            2, 1999. Such Report is not deemed to be filed with the
                            Commission as part of this Annual Report on Form 10-K,
                            except for the portions thereof expressly incorporated by
                            reference.(26)
         21              -- Subsidiaries of the Company(26)

        EXHIBIT
         NUMBER                                    EXHIBIT
        -------                                    -------
         23              -- Consent of Ernst & Young LLP(26)
         27.1            -- Financial Data Schedule(26)
         27.2            -- Restated 1998 Interim Financial Data Schedules(26)

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

 (7) Incorporated by reference to the Company's Registration Statement on Form 8A filed with the Commission on February 19, 1999.

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

(24) Incorporated by reference to the Company's Form 8-K filed with the Commission on June 2, 1998.

(25) Incorporated by reference to Registration Statement on Form S-4 (No. 333-71699) filed by the Company with the Commission.

(26) Filed herewith.

     (b) Reports on Form 10-k

No reports on Form 8-K were filed during the fourth quarter of 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned thereunto authorized, on March 26, 1999.

                                            TEMPLE-INLAND INC.
                                            (Registrant)

                                            By:    /s/ CLIFFORD J. GRUM
                                              ----------------------------------
                                                      Clifford J. Grum,
                                                  Chairman of the Board and
                                                   Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                   CAPACITY                   DATE
                      ---------                                   --------                   ----
                /s/ CLIFFORD J. GRUM                   Director, Chairman of the        March 26, 1999
-----------------------------------------------------    Board, and Chief Executive
                  Clifford J. Grum                       Officer

             /s/ KENNETH M. JASTROW, II                Director, President, Chief       March 26, 1999
-----------------------------------------------------    Operating Officer, and Chief
               Kenneth M. Jastrow, II                    Financial Officer

                 /s/ DAVID H. DOLBEN                   Vice President and Chief         March 26, 1999
-----------------------------------------------------    Accounting Officer
                   David H. Dolben

                  /s/ ROBERT CIZIK                     Director                         March 26, 1999
-----------------------------------------------------
                    Robert Cizik

                                                       Director                         March   1999
-----------------------------------------------------
                  Anthony M. Frank

                /s/ WILLIAM B. HOWES                   Director                         March 26, 1999
-----------------------------------------------------
                  William B. Howes

                 /s/ BOBBY R. INMAN                    Director                         March 26, 1999
-----------------------------------------------------
                   Bobby R. Inman

               /s/ HERBERT A. SKLENAR                  Director                         March 26, 1999
-----------------------------------------------------
                 Herbert A. Sklenar

                 /s/ WALTER P. STERN                   Director                         March 26, 1999
-----------------------------------------------------
                   Walter P. Stern

                /s/ ARTHUR TEMPLE III                  Director                         March 26, 1999
-----------------------------------------------------
                  Arthur Temple III

                /s/ CHARLOTTE TEMPLE                   Director                         March 26, 1999
-----------------------------------------------------
                  Charlotte Temple

                 /s/ LARRY E. TEMPLE                   Director                         March 26, 1999
-----------------------------------------------------
                   Larry E. Temple

                         REPORT OF INDEPENDENT AUDITORS
                        ON FINANCIAL STATEMENT SCHEDULE

     We have audited the consolidated financial statements of Temple-Inland Inc. as of January 2, 1999, and January 3, 1998, and for each of the three years in the period ended January 2, 1999, and have issued our report thereon dated January 29, 1999, which is incorporated by reference in this Annual Report (Form 10-K) from the 1998 Annual Report to Shareholders of Temple-Inland Inc. Our audits also included the financial statement schedule listed in Item 14(a) of this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                            /s/ ERNST & YOUNG LLP

Houston, Texas
January 29, 1999

                                                                     SCHEDULE II

                      TEMPLE-INLAND INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN MILLIONS)

                                                                   CHARGED
                                      BALANCE AT    CHARGED TO    TO OTHER                        BALANCE
                                     BEGINNING OF   COSTS AND    ACCOUNTS --    DEDUCTIONS --     AT END
                                        PERIOD       EXPENSES     DESCRIBE        DESCRIBE       OF PERIOD
                                     ------------   ----------   -----------    -------------    ---------

For the year 1998:
  Deducted from asset accounts:
     Allowance for doubtful
       accounts....................     $  9.4        $ 5.7                         $ 2.2(A)      $ 12.9
     Reserve for discounts and
       allowances..................        1.5                        8.4(B)          9.3(C)         0.6
     Allowance for loan losses.....       91.1          0.6           0.1(D)          5.2(A)        86.6
     Allowance for unrealized
       losses on available-for-sale
       securities..................        5.1          0.9          (8.7)(E)                       (2.7)
     Allowance for unrealized
       losses on mortgage loans
       held for sale...............        0.4          0.0                           0.3(A)         0.1
     Allowance for mortgage
       servicing rights............        0.0         16.8                                         16.8
                                        ------        -----         -----           -----         ------
          Totals...................     $107.5        $24.0         ($0.2)          $17.0         $114.3
                                        ======        =====         =====           =====         ======
For the year 1997:
  Deducted from asset accounts:
     Allowance for doubtful
       accounts....................     $  9.4        $ 6.8                         $ 6.8(A)      $  9.4
     Reserve for discounts and
       allowances..................        1.4                        7.8(B)          7.7(C)         1.5
     Allowance for loan losses.....       68.4         (1.7)         30.4(D)          6.0(A)        91.1
     Allowance for unrealized
       losses on available-for-sale
       securities..................       12.2         (2.5)         (4.6)(E)                        5.1
     Allowance for unrealized
       losses on mortgage loans
       held for sale...............        0.0          0.4                                          0.4
                                        ------        -----         -----           -----         ------
          Totals...................     $ 91.4        $ 3.0         $33.6           $20.5         $107.5
                                        ======        =====         =====           =====         ======
For the year 1996:
  Deducted from asset accounts:
     Allowance for doubtful
       accounts....................     $  8.3        $ 3.1                         $ 2.0(A)      $  9.4
     Reserve for discounts and
       allowances..................        1.5                        7.0(B)          7.1(C)         1.4
     Allowance for loan losses.....       65.5         13.8                          10.9(A)        68.4
     Allowance for unrealized
       losses on available-for-sale
       securities..................       (1.7)                      13.9(E)                        12.2
     Allowance for unrealized
       losses on mortgage loans
       held for sale...............        0.3                                        0.3(A)         0.0
                                        ------        -----         -----           -----         ------
          Totals...................     $ 73.9        $16.9         $20.9           $20.3         $ 91.4
                                        ======        =====         =====           =====         ======

---------------

(A) Uncollectible accounts written off, net of recoveries.

(B) Reduction of revenues for customer discounts.

(C) Customer discounts taken.

(D) Additions related to acquisitions and bulk purchases of loans, net of adjustments.

(E) Unrealized gains/losses.

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                    EXHIBIT
        -------                                    -------
          11             -- Statement re: Computation of Per Share Earnings for the
                            three years ended January 2, 1999
          13             -- Annual Report to Shareholders for the year ended January
                            2, 1999. Such Report is not deemed to be filed with the
                            Commission as part of this Annual Report on Form 10-K,
                            except for the portions thereof expressly incorporated by
                            reference.
          21             -- Subsidiaries of the Company
          23             -- Consent of Ernst & Young LLP
          27.1           -- Financial Data Schedule
          27.2           -- Restated 1998 Interim Financial Data Schedules