Form 10-Q
period 1999-04-03
TEMPLE INLAND INC
filed 1999-05-17
CIK 731939

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

                             FORM 10-Q
(Mark One)

[x]   Quarterly Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934 for the Quarterly Period
      Ended     April 3, 1999

                                OR

[ ]   Transition Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934 for the Transaction Period
      From                          to

      Commission File Number            001-08634

                         Temple-Inland Inc.
      (Exact name or registrant as specified in its charter)

        Delaware                             75-1903917
(State or other jurisdiction of            (I.R.S. Employer
 incorporation or organization)         Identification Number)

     303 South Temple Drive, Diboll, Texas          75941
    (Address of principal executive offices)      (Zip Code)

                         (409)  829-5511
       (Registrant's telephone number, including area code)

                           Not Applicable
       (Former name, former address and former fiscal year,
                  if changed since last report.)

          Indicate whether the registrant (1) has filed all
reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements
for the past 90 days.    Yes  X              No

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                              Number of common shares outstanding
          Class                       as of April 3, 1999
     Common Stock (par
     value $1.00 per share)               55,711,043

       The Exhibit index appears on page 24 of this report.

                  PART I.  FINANCIAL INFORMATION
                   ITEM 1.  FINANCIAL STATEMENTS


Summarized Statements of Income
Parent Company (Temple-Inland Inc.)
Unaudited



                                         First Quarter
                                         1999      1998
                                         (in millions)
Revenues
Net sales                              $   685   $  682
Financial services earnings                 27       37
                                         -----    -----
                                           712      719
Costs and Expenses
Costs of sales                             586      584
Selling and administrative                  67       65
                                         -----    -----
                                           653      649

Operating Income                            59       70

Interest - net                             (29)     (26)

Other                                        3        1
                                         -----    -----
Income Before Taxes                         33       45

Taxes on income                             14       18
                                         -----    -----
Income Before Accounting Change             19       27

Cumulative effect of accounting
  change, net of tax                        --       (3)
                                         -----    -----

Net Income                             $    19   $   24
                                         =====    =====


See notes to consolidated financial statements.

Summarized Balance Sheets
Parent Company (Temple-Inland Inc.)
Unaudited



                                             First
                                            Quarter    Year End
                                              1999       1998
                                                (in millions)

ASSETS

Current Assets
Cash                                          $    13     $    15
Receivables, less allowances of $13
   million in 1999 and $13 million in 1998        358         297
Inventories:
   Work in process and finished goods              93          93
   Raw materials                                  224         242
                                                -----       -----
                                                  317         335

Prepaid expenses                                   17          14
                                                -----       -----
   Total current assets                           705         661

Investment in Financial Services                  847         708

Property and Equipment
Buildings                                         573         574
Machinery and equipment                         3,846       3,829
Construction in progress                          120         104
Less allowances for depreciation               (2,291)     (2,242)
                                               ------      ------
                                                2,248       2,265

Timber and timberlands--less depletion            502         499
Land                                               35          35
                                               ------      ------
   Total property and equipment                 2,785       2,799

Other Assets                                      171         174
                                               ------      ------
Total Assets                                 $  4,508    $  4,342
                                               ======      ======

See notes to consolidated financial statements.

Parent Company (Temple-Inland Inc.)
Unaudited


                                             First
                                            Quarter    Year End
                                              1999       1998
                                                (in millions)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable                             $   132     $   138
Accrued expenses                                 165         171
Employment compensation and benefits              15          28
Current portion of long-term debt                  1           2
                                               -----       -----
   Total current liabilities                     313         339

Long-Term Debt                                 1,764       1,583

Deferred Income Taxes                            271         266

Postretirement Benefits                          147         145

Other Liabilities                                 10          11

Shareholders' Equity                           2,003       1,998
                                              ------      ------
Total Liabilities and Shareholders' Equity  $  4,508    $  4,342
                                              ======      ======

See notes to consolidated financial statements.

Summarized Statements of Cash Flows
Parent Company (Temple-Inland Inc.)
Unaudited



                                                First Quarter
                                              1999        1998
                                                (in millions)


Cash Provided by (Used for) Operations
Net income                                     $   19    $    24
Adjustments to reconcile net income to
   net cash:
   Cumulative effect of accounting
     change, net of tax                            --          3
   Depreciation and depletion                      65         65
   Deferred taxes                                   5          7
   Unremitted earnings from financial
     services                                     (20)       (27)
   Receivables                                    (60)       (48)
   Inventories                                     18         (6)
   Accounts payable and accrued expenses          (26)       (15)
   Other                                           (7)       (15)
                                                -----      -----
                                                   (6)       (12)
                                                -----      -----

Cash Provided by (Used for) Investments
Capital expenditures for property and
   equipment                                      (49)       (36)
Proceeds from sale of property and
   equipment                                        6         --
Acquisitions and joint ventures, net               --         (2)
Capital contributions to financial
   services                                      (120)       (40)
                                                -----      -----
                                                 (163)       (78)
                                                -----      -----
Cash Provided by (Used for) Financing
Additions to debt                                 305        239
Payments of debt                                 (124)      (113)
Purchase of stock for treasury                     --        (19)
Cash dividends paid to shareholders               (18)       (18)
Other                                               4          2
                                                -----      -----
                                                  167         91
                                                -----      -----

Net increase (decrease) in cash                    (2)         1

Cash at beginning of period                        15         13
                                                -----      -----

Cash at end of period                          $   13    $    14
                                                =====      =====


See notes to consolidated financial statements.

Summarized Statements of Income
Financial Services Group
Unaudited

                                              First Quarter
                                              1999     1998
                                              (in millions)
Interest income
Loans receivable and mortgage
  loans held for sale                        $ 160   $  139
Mortgage-backed and investment securities       33       41
Other earnings assets                            1        1
                                              ----     ----
  Total interest income                        194      181

Interest expense
Deposits                                        85       89
Borrowed funds                                  44       32
                                              ----     ----
  Total interest expense                       129      121

Net interest income                             65       60

Provision for loan losses                       10        2
                                              ----     ----
Net interest income after provision for
  loan losses                                   55       58

Noninterest income
Loan servicing fees                             18       23
Loan origination and marketing                  27       22
Other                                           32       37
                                              ----     ----
  Total noninterest income                      77       82

Noninterest expense
Compensation and benefits                       43       41
Other                                           59       59
                                              ----     ----
  Total noninterest expense                    102      100

Income before taxes and minority interest       30       40

Minority interest in income of consolidated
  subsidiary                                    (4)      (3)
                                              ----     ----
Income before taxes                             26       37

Taxes on income                                  6       10
                                              ----     ----
Net income                                   $  20   $   27
                                              ====     ====

See notes to consolidated financial statements.

Summarized Balance Sheets
Financial Services Group
Unaudited


                                      First
                                     Quarter        Year End
                                       1999           1998
                                         (in millions)

ASSETS

Cash and cash equivalents            $     150       $   229
Mortgage loans held for sale               489           621
Loans receivable                         8,533         8,101
Mortgage-backed and investment
  securities                             2,325         2,485
Other assets                             1,021           964
                                       -------       -------
TOTAL ASSETS                         $  12,518    $   12,400
                                       =======       =======

LIABILITIES

Deposits                             $   7,603    $    7,338
Securities sold under repurchase
  agreements                               198             -
Federal Home Loan Bank advances          2,813         3,221
Other borrowings                           210           210
Other liabilities                          622           698
Preferred stock issued by subsidiary       225           225
                                       -------       -------
TOTAL LIABILITIES                       11,671        11,692

SHAREHOLDERS' EQUITY                       847           708
                                       -------       -------
TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                             $  12,518     $  12,400
                                       =======       =======



See notes to consolidated financial statements.

Summarized Statements of Cash Flows
Financial Services Group
Unaudited


                                                         First Quarter
                                                        1999        1998
                                                          (in millions)
Cash Provided by (Used for) Operations
Net income                                             $     20    $    27
Adjustments to reconcile net income to net cash:
  Provision for amortization, depreciation and
    accretion                                                21         18
  Mortgage loans held for sale                              132       (215)
  Collections and remittances on loans serviced
    for others, net                                        (121)        70
  Originated mortgage servicing rights                      (21)       (12)
  Other                                                      15          5
                                                         ------     ------
                                                             46       (107)
                                                         ------     ------
Cash Provided by (Used for) Investments
Maturities of securities available-for-sale                  68         55
Maturities and redemptions of securities
  held-to-maturity                                           90         63
Loans originated or acquired, net of principal
  collected on loans                                       (446)      (447)
Proceeds from sale of securities
  available-for-sale                                          -         18
Capital expenditures for property
  and equipment                                              (6)        (7)
Other                                                       (15)        40
                                                         ------     ------
                                                           (309)      (278)
                                                         ------     ------
Cash Provided by (Used for) Financing
Net increase (decrease) in deposits                         265        (28)
Securities sold under repurchase agreements
  and short-term borrowings, net                           (110)       352
Additions to debt                                             4         27
Payments of debt                                           (103)       (16)
Capital contributions from Parent Company                   120         40
Other                                                         8         17
                                                         ------     ------
                                                            184        392
                                                         ------     ------

Net increase (decrease) in cash and
  cash equivalents                                          (79)         7
Cash and cash equivalents at beginning
  of period                                                 229        175
                                                         ------     ------
Cash and cash equivalents at end of period             $    150    $   182
                                                         ======     ======


See notes to consolidated financial statements.

Consolidated Statements of Income
Temple-Inland Inc. and Subsidiaries
Unaudited
                                             First Quarter
                                          1999         1998
                                             (in millions)
Revenues
Manufacturing                           $    685      $   682
Financial services                           271          263
                                          ------       ------
                                             956          945
Costs and Expenses
Manufacturing                                653          649
Financial services                           244          226
                                          ------       ------
                                             897          875

Operating Income                              59           70

Parent Company interest - net                (29)         (26)
Other                                          3            1
                                          ------       ------
Income Before Taxes and Accounting
  Change                                      33           45

Taxes on income                               14           18
                                          ------       ------
Income Before Accounting Change               19           27
Cumulative effect of accounting change,
  net of tax                                   -           (3)
                                          ------       ------
Net Income                              $     19     $     24
                                          ======       ======

Weighted average shares outstanding:
  Basic                                     55.7         56.0
  Diluted                                   55.9         56.2

Earnings Per Share
  Basic:
    Income before accounting change     $   0.34     $   0.47
    Cumulative effect of accounting
      change, net of tax                       -        (0.06)
                                          ------       ------
  Net Income                            $   0.34     $   0.41
                                          ======       ======
  Diluted:
    Income before accounting change     $   0.33     $   0.47
    Cumulative effect of accounting
      change, net of tax                       -        (0.06)
                                          ------       ------
  Net Income                            $   0.33     $   0.41
                                          ======       ======

Dividends paid per share of
  common stock                          $   0.32     $   0.32
                                          ======       ======

See notes to consolidated financial statements.

Consolidating Balance Sheets
Temple-Inland Inc. and Subsidiaries
First Quarter 1999
Unaudited
                                  Parent     Financial
                                  Company    Services     Consolidated
                                           (in millions)
ASSETS
  Cash and cash equivalents       $    13    $   150        $ 163
  Mortgage loans held for sale          -        489          489
  Loans receivable                      -      8,533        8,533
  Mortgage-backed and investment
    securities                          -      2,325        2,325
  Trade and other receivables         358          -          350
  Inventories                         317          -          317
  Property and equipment            2,785        131        2,916
  Other assets                        188        890        1,041
  Investment in Financial Services    847          -            -
                                  -------    -------      -------
    TOTAL ASSETS                  $ 4,508   $ 12,518      $16,134
                                  =======    =======      =======

LIABILITIES
  Deposits                        $    -     $ 7,603      $ 7,603
  Securities sold under repurchase
    agreements and Federal Home
    Loan Bank advances                 -       3,011        3,011
  Other liabilities                  323         622          923
  Long-term debt                   1,764         210        1,974
  Deferred income taxes              271           -          248
  Postretirement benefits            147           -          147
  Preferred stock issued by
    subsidiary                         -         225          225
                                  ------      ------       ------
    TOTAL LIABILITIES             $2,505    $ 11,671      $14,131
                                  ======      ======       ------

SHAREHOLDERS' EQUITY
  Preferred stock - par value $1 per share:
    authorized 25,000,000 shares; none issued                   -
  Common stock - par value $1 per share; authorized
    200,000,000 shares; issued 61,389,552 shares
    including shares held in the treasury                      61
  Additional paid-in capital                                  359
  Accumulated other comprehensive income (loss)               (17)
  Retained earnings                                         1,811
                                                           ------
                                                            2,214
  Cost of shares held in the treasury: 5,678,509 shares      (211)
                                                           ------
    TOTAL SHAREHOLDERS' EQUITY                              2,003
                                                           ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $ 16,134
                                                           ======

See notes to consolidated financial statements.

Consolidating Balance Sheets
Temple-Inland Inc. and Subsidiaries
Year End 1998

                                   Parent    Financial
                                   Company   Services   Consolidated
                                           (in millions)
ASSETS
  Cash and cash equivalents        $   15    $   229    $    244
  Mortgage loans held for sale          -        621         621
  Loans receivable                      -      8,101       8,101
  Mortgage-backed and investment
    securities                          -      2,485       2,485
  Trade and other receivables         297          -         290
  Inventories                         335          -         335
  Property and equipment            2,799        129       2,928
  Other assets                        188        835         986
  Investment in Financial
    Services                          708          -           -
                                  -------     ------     -------
    TOTAL ASSETS                $   4,342   $ 12,400   $  15,990
                                  =======     ======     =======
LIABILITIES
  Deposits                      $       -   $  7,338   $   7,338
  Federal Home Loan Bank
    advances                            -      3,221       3,221
  Other liabilities                   350        698       1,028
  Long-term debt                    1,583        210       1,793
  Deferred income taxes               266          -         242
  Postretirement benefits             145          -         145
  Preferred stock issued by
    subsidiary                          -        225         225
                                  -------     ------     -------
      TOTAL LIABILITIES         $   2,344   $ 11,692   $  13,992
                                  =======     ======     -------
SHAREHOLDERS' EQUITY
  Preferred stock - par value $1 per share:
    authorized 25,000,000 shares; none issued                  -
  Common stock - par value $1 per share; authorized
    200,000,000 shares; issued 61,389,552 shares
    including shares held in the treasury                     61
  Additional paid-in capital                                 357
  Accumulated other comprehensive income (loss)              (17)
  Retained earnings                                        1,810
                                                          ------
                                                           2,211
  Cost of shares held in the treasury:
    5,785,139 shares                                        (213)
                                                          ------
    TOTAL SHAREHOLDERS' EQUITY                             1,998
                                                          ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $  15,990
                                                         =======


See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Temple-Inland Inc. and Subsidiaries
Unaudited
                                                        First Quarter
                                                       1999       1998
                                                        (in millions)
CASH PROVIDED (USED FOR) OPERATIONS
  Net income                                         $   19     $    24
  Adjustments to reconcile net income to net cash:
    Cumulative effect of accounting change,
      net of tax                                          -           3
    Depreciation and depletion                           69          69
    Amortization of goodwill                              2           1
    Deferred taxes                                        7           7
    Amortization and accretion on financial
      instruments                                        16          13
    Mortgage loans held for sale                        132        (215)
    Receivables                                         (60)        (48)
    Inventories                                          18          (6)
    Accounts payable and accrued expenses               (26)        (15)
    Collections and remittances on loans
      serviced for others, net                         (121)         70
    Originated mortgage servicing rights                (21)        (12)
    Other                                                 5         (10)
                                                     ------      ------
                                                         40        (119)
                                                     ------      ------
CASH PROVIDED BY (USED FOR) INVESTMENTS
  Capital expenditures for property and
    equipment                                           (55)        (43)
  Proceeds from sale of property and equipment            6           7
  Maturities of securities available-for-sale            68          55
  Maturities and redemptions of securities
    held-to-maturity                                     90          63
  Loans originated or acquired, net of
    principal collected on loans                       (446)       (447)
  Proceeds from sale of securities
    available-for-sale                                    -          18
  Acquisitions and joint ventures, net                    -          (2)
  Other                                                 (15)         33
                                                     ------      ------
                                                       (352)       (316)
                                                     ------      ------

CASH PROVIDED BY (USED FOR) FINANCING
  Additions to debt                                     309         266
  Payments of debt                                     (227)       (129)
  Securities sold under repurchase agreements
    and short-term borrowings, net                     (110)        352
  Purchase of stock for treasury                          -         (19)
  Cash dividends paid to shareholders                   (18)        (18)
  Net increase (decrease) in deposits                   265         (28)
  Other                                                  12          19
                                                     ------      ------
                                                        231         443
                                                     ------      ------
Net increase (decrease) in cash and
  cash equivalents                                      (81)          8
Cash and cash equivalents at
  beginning of period                                   244         188
                                                     ------      ------
Cash and cash equivalents at end of period          $   163     $   196
                                                     ======      ======


See the notes to the consolidated financial statements.

                TEMPLE-INLAND INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in, or incorporated into, Temple-Inland Inc.'s (the "company") Annual Report on Form 10-K for the fiscal year ended January 2, 1999.

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

The Parent Company (Temple-Inland Inc.) summarized financial statements include the accounts of Temple-Inland Inc. and its manufacturing subsidiaries with the Financial Services subsidiaries and the 20 percent to 50 percent owned companies being reflected in the financial statements on the equity method.

The Financial Services Group summarized financial statements include savings bank, mortgage banking, real estate development activities and insurance operations.

The company will adopt Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, effective at the beginning of 2000. This statement will require derivative positions to be recognized in the balance sheet at fair value. The company presently utilizes derivatives to manage interest rate risk and risk in its mortgage loan production operations. The company has not yet determined the effect on earnings or financial position of adopting this statement.

Effective with the beginning of 1999, the company adopted AICPA Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which requires the capitalization of qualifying internal and external costs incurred during the application development stage. All costs incurred during the preliminary project stage and post-implementation stage are to be expensed as incurred. The adoption of this statement did not have a material effect on the company's earnings or financial position.

NOTE B -  EARNINGS PER SHARE

Denominators used in computing earnings per share are as follows:

                                       (in millions,
                                   except per share data)
                                       First Quarter
                                       1999     1998

Denominator for basic earnings per
   share - weighted average common
   shares outstanding                   55.7      56.0

Dilutive effect of stock options         0.2       0.2
                                      ------    ------
Denominator for diluted earnings
   per share                            55.9      56.2
                                      ======    ======

NOTE C -  COMPREHENSIVE INCOME

Comprehensive income is as follows:
                                             First Quarter
                                           1999        1998
                                             (in millions)

          Net Income                        $ 19        $  24

          Other comprehensive income,
            net of income taxes:

          Unrealized gains (losses)on
            available-for-sale securities     (1)           5
          Foreign currency translation
            adjustments                        1            -

          Minimum pension liability
            adjustments                        -           (1)
                                            ----         ----
          Other comprehensive income           -            4
                                            ----         ----
          Comprehensive income             $  19        $  28
                                            ====         ====

NOTE D - SEGMENT INFORMATION

The company has three reportable segments: paper, building products and financial services. The paper segment manufactures corrugated packaging and bleached paperboard products. The building products segment manufactures a variety of building materials and manages the company's timber resources. The financial services segment operates a savings bank and also engages in mortgage banking, real estate development and insurance activities.

These segments are managed as separate business units. The company evaluates performance based on operating income before special charges, corporate expenses and income taxes. Corporate interest expense is not allocated to business segments. The accounting policies of the segments are the same as those described in the accounting policy notes to the financial statements. Corporate and other includes corporate expenses and special charges.

For the first quarter or at         Building  Financial  Corporate
quarter end 1999             Paper  Products  Services   and Other   Total
----------------             -----  --------  --------   ---------   -----
 (in millions)

Revenues from external
  customers                    513       172       271          -      956
Operating income                 5        34        27         (7)      59
Financial Services, net
  interest income                -         -        65          -       65
Total assets                 2,485     1,056    12,518         75   16,134

For the first quarter or at
quarter end 1998
----------------

Revenues from external
  customers                    528       154       263          -      945
Operating income                10        30        37         (7)      70
Financial Services, net
  interest income                -         -        60          -       60
Total assets                 2,618       928    11,303         60   14,909


NOTE E - SPECIAL CHARGE

During the fourth quarter of 1998, the Parent Company recorded a special charge of $47.4 million, which included $13.0 million related to work force reductions in the Paper Group, $24.5 million related to asset impairments, principally related to the Paper Group's South American operation, and $9.9 million of asset impairments related to the Building Products Group. Of the $13.0 million charge for work force reductions, which included termination benefits associated with the early retirement offer and severance amounts for the involuntary terminations, $11.00 million was utilized during the first quarter of 1999.

During the first quarter of 1999, the Company signed a letter of intent to sell its Argentina operation. The sale is subject to the negotiation of a definitive agreement and certain other conditions. Subject to final settlement, the Company expects to realize the carrying value of these assets. The sale of this operation is not expected to have a material effect on the Company's financial position or results of operation.

NOTE F - CONTINGENCIES

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Results of operations, including information regarding the company's principal business segments, are shown below:


                                            First Quarter
                                          1999       1998
                                          (in millions)

Revenues
Paper                                 $     513   $    528
Building products                           172        154
                                        -------     ------
    Manufacturing net sales                 685        682
Financial services                          271        263
                                        -------     ------
    Total revenues                    $     956   $    945
                                        =======     ======

Income
Paper                                 $       5   $     10
Building products                            34         30
                                        -------     ------
                                             39         40
Financial services                           27         37
                                        -------     ------
    Segment operating income                 66         77
Corporate expenses                           (7)        (7)
Parent company interest - net               (29)       (26)
Other - net                                   3          1
                                        -------     ------
    Income before taxes and
      accounting change                      33         45
Taxes on income                              14         18
                                        -------     ------
    Income before accounting
      change                                 19         27
Cumulative effect of accounting change,
  net of tax                                  -         (3)
                                        -------     ------
    Net income                        $      19   $     24
                                        =======     ======

First Quarter 1999 vs. First Quarter 1998

First quarter earnings of $19 million, or $.33 per diluted share, represent a 30 percent decrease from first quarter 1998 net income of $27 million, or $.47 per diluted share, before effect of accounting change. Revenues for the first quarter of 1999 were $956 million, compared with $945 million in the first quarter of 1998.

The paper group reported operating income of $5 million in the quarter compared with operating income of $10 million in the first quarter of 1998 and an operating loss of $5 million in the fourth quarter of 1998. The decline from last year's first quarter was due to lower prices for corrugated containers and bleached paperboard. Despite lower prices compared with the fourth quarter of 1998, the paper group reported improved results due to increased sales volume, margin enhancement initiatives, and initial results from the productivity improvement program. Corrugated box shipments increased approximately 5 percent for the quarter versus the same period last year. Prices for corrugated containers declined approximately 4 percent from last year's first quarter and 2 percent from the fourth quarter of 1998. The average price for bleached paperboard in the quarter was 6 percent below year-ago levels and down 2 percent from the prior quarter. During the first quarter of 1999, the paper group substantially completed its workforce reductions and utilized approximately $11.00 million of the $13.0 million that had been accrued. Also during the first quarter of 1999, the Company signed a letter of intent to sell its Argentina operation. The sale is subject to the negotiation of a definitive agreement and certain other conditions. Subject to final settlement, the Company expects to realize the carrying value of these assets. The sale of this operation is not expected to have a material effect on the Company's financial position or results of operation.

The building products group reported first quarter operating income of $34 million, compared with operating income of $30 million in last year's first quarter. Revenues for the first quarter were $172 million, up $18 million from last year's first quarter revenues of $154 million. First quarter sales averages were above levels from the same period of last year across all product lines, except lumber. Although lumber prices decreased 4 percent from last year's first quarter, prices were up 10 percent from last year's fourth quarter. Operating losses for the building products group's three new medium density fiberboard facilities and its fiber cement operation had a negative effect on earnings in the quarter. The modernization of the Diboll sawmill, which was completed late in the quarter, also had a negative effect on earnings in the quarter.

The financial services group reported first quarter operating earnings of $27 million compared with $37 million in the first quarter of 1998. Net interest income after provision for loan loss decreased by $3 million from the net effect of a $5 million increase in interest income, which was due to higher loan volumes, and an $8 million increase in the provision for loan loss. The increase in provision for loan loss is due to additional reserves required due to loan growth and the change in asset mix of the bank. Noninterest income decreased by $5 million due primarily to gains of $3 million on sale of commercial properties by the Real Estate group in 1998 that did not recur in 1999 and decreased gains of $1 million on sales of acquired property by the bank in 1999. Noninterest expense increased by $2 million from first quarter 1998 to support the growth of the bank.

Gross and net interest expense was $3 million higher in the first quarter of 1999 compared with the same quarter in 1998 due to higher levels of debt outstanding. Net interest expense was $29 million in the first quarter of 1999 compared with $26 million in the first quarter of 1998.

Capital Resources and Liquidity

The company's financial condition continues to be strong.
Internally generated funds, existing credit facilities and the capacity to issue long-term debt are sufficient to fund projected capital expenditures, service existing debt, pay dividends and meet normal working capital requirements.

During the first quarter of 1999, deposit campaigns by the bank increased deposits by approximately $265 million. Parent Company's debt increased by $181 million in the first quarter of 1999, mainly through issuance of $300 million of medium-term notes, $5 million of other notes and the $124 million payment of commercial paper and borrowings under bank credit agreements. A capital contribution of $120 million to Guaranty at the end of the first quarter provided additional capital to maintain Guaranty's regulatory capital requirements.

Guaranty continues to meet all three regulatory capital requirements.

Year 2000 Compliance

The company's three lines of business, the Paper, Building Products and Financial Services Groups, are dependent upon computer technology and programs for conducting business. In 1996, the Company began working to address the possible effects of the Year 2000 issue on its information, financial, and manufacturing systems. These efforts included inventory assessment, remediation, and testing with non-compliant hardware and software being modified or replaced. Implementation of the Company's overall Year 2000 project plan was approximately 80 percent complete as of March 31, 1999.

To date, the company has spent $8 million on Year 2000 compliance and estimates the total spending will be approximately $11 million. These costs are being expensed as incurred and are not expected to have a material impact on the company's financial position.

Year 2000 readiness for the operations in the Financial Services Group is subject to review and oversight of various regulatory agencies. All critical systems have completed testing and implementation will be completed by June 30, 1999. Based upon project progress, the company is confident all regulatory requirements will be met and that any Year 2000 disruption is unlikely. If any disruption that would significantly affect operations or customer service were to occur, the group would implement its disaster recovery contingency plans.

The Paper and Building Products Groups have found few instances of date-dependent information within their manufacturing processes.
No significant issues that will impact operations have been identified with the Company's manufacturing systems.

A potential risk is that an external provider could have a Year 2000 related problem that would affect the ability of the company to manufacture its products or serve its customers. For instance, should a utility provider not be able to supply power needs to a facility, some impact to normal operations would be expected. Larger facilities with self-power generation would be able to continue operations with a decline in production rates until outside power is restored. The company has the flexibility to produce products in multiple geographic locations, which allows for scheduling production and shipping from alternate locations should disruptions occur.

The Company has been surveying its major suppliers, vendors, and customers to assess the potential impact of these third-party entities on business operations. These groups have been prioritized based on their relative criticality to the Company's operations. To date, no significant compliance issues have been identified with third-party relationships. The Company's business units will continue to evaluate key third-parties throughout 1999, identifying and considering various contingency options to include inventory buildup, alternate suppliers, and substitute raw materials.

No interruption of services is expected within the administrative support systems. Most software for meeting business needs is purchased and Year 2000 modifications and testing is performed by the supplier. The company also tests these purchased systems for Year 2000 readiness. The Company's core business systems have been replaced during the last three years with current technology. These systems include financials, forest fiber accounting, banking automation, and maintenance planning and control systems.

While there can be no guarantee that Year 2000 problems will not occur, the company believes its efforts have addressed the risks and that contingency plans are in place for the unexpected.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK

Interest Rate Risk

The company is subject to interest rate risk from the utilization of financial instruments such as adjustable-rate debt and other borrowings, as well as the lending and deposit-gathering activities of the Financial Services Group. The following table illustrates the estimated impact on pretax income of immediate, parallel and sustained shifts in interest risks for the subsequent 12-month period at the end of the first quarter of 1999 with comparative information at year end 1998:

                         Increase / (Decrease) in Income
                                   before Taxes
                                  ( in millions)
                          First Quarter              Year End
Change in Interest Rates      1999                     1998


     +2%                      $(31)                    $(26)
     +1%                      $( 9)                    $( 1)
      0%                      $  -                     $  -
     -1%                      $  5                     $ 10
     -2%                      $ 23                     $ 29

The fair value of the Financial Services Group's mortgage servicing rights is also affected by changes in interest rates.
The Company estimates that a one percent decline in interest rates from quarter end levels would decrease the fair value of the mortgage servicing rights by approximately $51 million or approximately 18 percent.

Foreign Currency Risk:

The company's exposure to foreign currency fluctuations on its financial instruments is not material because most of these instruments are denominated in U.S. dollars.

Commodity Price Risk:

The company has no financial instruments subject to commodity price risks.

                    PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.
          The information set forth in Note F to Notes to Consolidated Financial Statements in Part I of this report is incorporated by reference thereto.

Item 2.   Changes in Securities and Use of Proceeds.
          Not Applicable.

Item 3.   Defaults Upon Senior Securities.
          Not Applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          The Company held its annual meeting of stockholders on May 7, 1999, at which a quorum was present. The table below sets forth the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes for each matter voted upon at that meeting.


                                                Against        Abstentions
Matter                               For        or             and
                                                Withheld       Broker
                                                               Non-votes
1.   Election of four directors
    (a) Anthony M. Frank           44,173,480     442,548            --
    (b) William B. Howes           44,171,836     444,192            --
    (c) Walter P. Stern            44,173,046     444,982            --
    (d) Charlotte Temple           44,168,905     447,123            --

2.  Ratification of appointment
    of Ernst & Young LLP           44,486,045      18,968       111,415

3.  Ratification of adoption of
    First Amendment to the
    Company's 1997 Stock Option
    Plan                           41,328,957   3,097,389       190,082

4.  Stockholder proposal
    regarding retention of
    investment banker              12,881,190  27,394,034     4,341,204


Item 5.   Other Information.
          None

Item 6.   Exhibits and Reports on Form 8-K.
          (a)  Exhibits.

   Regulation S-K
   Exhibit Number

     (27) Financial Data Schedule

          (b) Reports on Form 8-K. During the three months ended April 3, 1999, the Company filed one current report on Form 8-K. This Form 8-K was filed on February 19, 1999, to report under Item 5 of Form 8-K the renewal of the Company's stockholder rights plan.

                            SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registration has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   TEMPLE-INLAND INC.
                                      (Registrant)





Dated:  May 17, 1999               By /s/ David H. Dolben
                                     ------------------------
                                      David H. Dolben
                                      Vice President and
                                      Chief Accounting Officer

                          EXHIBIT INDEX




The following is an index of the exhibits filed herewith. The page reference set forth opposite the description of exhibits included in such index refer to the pages under the sequential numbering system prescribed by Rule 0-3(b) under the Securities Exchange Act of 1934.






Regulation S-K
   Exhibit                                           Sequential
    Number                                           Page Number

     (27)            Financial Data Schedule             25