Form 10-Q
period 1999-07-03
TEMPLE INLAND INC
filed 1999-08-11
CIK 731939

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

                             FORM 10-Q
(Mark One)

[x]   Quarterly Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934 for the Quarterly Period
      Ended     July 3, 1999

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

     Indicate the number of shares outstanding of each of the
issuer's classes of common stock, as of the latest practicable date:
                              Number of common shares outstanding
          Class                       as of July 3, 1999
     Common Stock (par
     value $1.00 per share)               55,843,041

       The Exhibit Index appears on page 24 of this report.

                  PART I.  FINANCIAL INFORMATION
                  ITEM 1.  FINANCIAL STATEMENTS


Summarized Statements of Income
Parent Company (Temple-Inland Inc.)
Unaudited

                                         Second             First
                                         Quarter             Six
                                                            Months
                                       1999      1998    1999     1998
                                               (in millions)

Revenues
Net sales                          $     735 $     671 $  1,420  $  1,353
Financial services earnings               34        41       61        78
                                     -------   -------  -------   -------
                                         769       712    1,481     1,431

Costs and Expenses
Cost of sales                            609       562    1,195     1,146
Selling and administrative                68        66      135       131
                                     -------   -------  -------   -------
                                         677       628    1,330     1,277

Operating Income                          92        84      151       154

Interest expense - net
                                         (30)      (27)     (59)      (53)

Other                                      3         2        6         3
                                     -------   -------  -------   -------

Income Before Taxes and Accounting
  Change                                  65        59       98       104

Taxes on income                           24        24       38        42
                                     -------   -------  -------   -------

Income Before Accounting Change           41        35       60        62

Cumulative effect of accounting
  change, net of tax                       -         -        -        (3)
                                     -------   -------  -------   -------

Net Income                         $      41 $      35 $     60  $     59
                                     =======   =======  =======   =======


See notes to consolidated financial statements.

Summarized Balance Sheets
Parent Company (Temple-Inland Inc.)
Unaudited

                                           Second
                                           Quarter      Year End
                                             1999         1998
                                               (in millions)
ASSETS

Current Assets
Cash                                     $       6   $       15
Receivables, less allowances of $10
million in 1999 and $13 million in 1998        398          297
Inventories:
  Work in process and finished goods            94           93
  Raw materials                                211          242
                                            ------       ------
                                               305          335
Prepaid expenses                                15           14
                                            ------       ------
  Total current assets                         724          661

Investment in Financial Services               985          708

Property and Equipment
Buildings                                      574          574
Machinery and equipment                      3,854        3,829
Construction in progress                       118          104
Less allowances for depreciation            (2,334)      (2,242)
                                            ------       ------
                                             2,212        2,265
Timber and timberlands--less depletion         501          499
Land                                            35           35
                                            ------       ------
  Total property and equipment               2,748        2,799

Other Assets                                   171          174
                                            ------       ------

Total Assets                             $   4,628   $    4,342
                                            ======       ======



See notes to consolidated financial statements.

Parent Company (Temple-Inland Inc.)
Unaudited

                                           Second
                                           Quarter      Year End
                                             1999         1998
                                             (in millions)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable                         $     121   $      138
Accrued expenses                               151          171
Employee compensation and benefits              22           28
Current portion of long-term debt                1            2
                                            ------       ------
    Total current liabillities                 295          339

Long-Term Debt                               1,868        1,583

Deferred Income Taxes                          282          266

Postretirement Benefits                        147          145

Other Liabilities                               11           11

Shareholders' Equity                         2,025        1,998
                                            ------       ------

Total Liabilities and Shareholders'
  Equity                                 $   4,628   $    4,342
                                            ======       ======


See notes to consolidated financial statements.

Summarized Statements of Cash Flows
Parent Company (Temple-Inland Inc.)
Unaudited

                                                      First Six Months
                                                       1999      1998
                                                        (in millions)

Cash Provided by (Used for) Operations
Net income                                        $      60   $     59
Adjustments to reconcile net income to net cash:
   Cumulative effect of accounting change,
     net of tax                                           -          3
  Depreciation and depletion                            131        130
  Deferred taxes                                         16         17
  Unremitted earnings from financial services           (48)       (59)
  Receivables                                          (102)       (38)
  Inventories                                            27          1
  Accounts payable and accrued expenses                 (19)       (24)
  Other                                                   -        (18)
                                                     ------     ------
                                                         65         71
Cash Provided by (Used for) Investments
Capital expenditures for property and
  equipment                                            (103)       (76)
Proceeds from sale of property and equipment             13          2
Acquisitions and joint ventures, net                     (4)        (1)
Capital contributions to financial services            (239)       (40)
Dividends from financial services                         -         25
                                                     ------     ------
                                                       (333)       (90)
Cash Provided by (Used for) Financing
Additions to debt                                       308        274
Payments of debt                                        (24)      (172)
Purchase of stock for treasury                            -        (48)
Cash dividends paid to shareholders                     (36)       (36)
Other                                                    11          3
                                                     ------     ------
                                                        259         21

Net increase (decrease) in cash                          (9)         2

Cash at beginning of period                              15         13
                                                     ------     ------
Cash at end of period                             $       6   $     15
                                                     ======     ======


See notes to consolidated financial statements.

Summarized Statements of Income
Financial Services Group
Unaudited

                                Second Quarter    First Six Months
                                1999      1998     1999      1998
                                          (in millions)
Interest income
Loans receivable and mortgage
  loans held for sale          $   166   $  142    $   326  $   281
Mortgage-backed and
  investment securities             28       39         61       80
Other earnings assets                1        1          2        2
                                ------    -----      -----    -----
  Total interest income            195      182        389      363

Interest expense
Deposits                            88       90        173      179
Borrowed funds                      39       35         83       67
                                ------    -----      -----    -----
  Total interest expense           127      125        256      246

Net interest income                 68       57        133      117

Provision for loan losses            8       (1)        18        1
                                ------    -----      -----    -----
Net interest income after
  provision for loan losses         60       58        115      116

Noninterest income
Loan servicing fees                 19       19         37       42
Loan origination and marketing      20       28         47       50
Other                               36       40         68       77
                                ------    -----      -----    -----
  Total noninterest income          75       87        152      169

Noninterest expense
Compensation and benefits           40       42         83       83
Other                               57       59        116      118
                                ------    -----      -----    -----
  Total noninterest expense         97      101        199      201

Income before taxes and
  minority interest                 38       44         68       84

Minority interest in income
  of consolidated subsidiary        (3)      (3)        (7)      (6)
                                ------    -----      -----    -----

Income before taxes                 35       41         61       78

Taxes on income                      7        9         13       19
                                ------    -----      -----    -----
Net income                    $     28   $   32    $    48  $    59
                                ======    =====      =====    =====


See notes to consolidated financial statements.

Summarized Balance Sheets
Financial Services Group
Unaudited

                                       Second
                                       Quarter      Year End
                                         1999         1998
                                           (in millions)

ASSETS

Cash and cash equivalents            $    227      $    229
Mortgage loans held for sale              422           621
Loans receivable                        9,461         8,101
Mortgage-backed and investment
  securities                            2,437         2,485
Other assets                            1,127           964
                                      -------       -------

TOTAL ASSETS                        $  13,674      $ 12,400
                                      =======       =======

LIABILITIES

Deposits                            $   8,657      $  7,338
Federal Home Loan Bank advances         2,959         3,221
Other borrowings                          216           210
Other liabilities                         632           698
Preferred stock issued by
  subsidiary                              225           225
                                      -------       -------

TOTAL LIABILITIES                      12,689        11,692

SHAREHOLDERS' EQUITY                      985           708
                                      -------       -------

TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                             $ 13,674      $ 12,400
                                      =======       =======



See notes to consolidated financial statements.

Summarized Statements of Cash Flows
Financial Services Group
Unaudited

                                                     First Six Months
                                                      1999     1998
                                                      (in millions)

Cash Provided by (Used for) Operations
Net income                                        $     48 $     59
Adjustments to reconcile net income to net cash:
  Provision for amortization, depreciation and
    accretion                                           38       40
  Provision for loan losses                             18        1
  Mortgage loans held for sale                         199      (64)
  Collections and remittances on loans serviced
    for others, net                                   (143)     (41)
  Originated mortgage servicing rights                 (38)     (31)
  Minority interest in earnings of consolidated
    subsidiary                                           7        6
  Other                                                103      (16)
                                                    ------   ------
                                                       232      (46)
Cash Provided by (Used for) Investments
Purchases of securities available-for-sale              (4)     (33)
Maturities of securities available-for-sale            127      155
Maturities and redemptions of securities
  held-to-maturity                                     202      157
Loans originated or acquired, net of principal
  collected on loans                                  (698)    (532)
Purchase of asset-based lending loans                 (106)       -
Proceeds from sale of securities
  available-for-sale                                     -       52
Capital expenditures for property and equipment        (13)     (16)
Acquisition of HF Bancorp, Inc., net of cash
  acquired                                             (90)       -
Purchase of Fidelity Funding                           (19)       -
Other                                                  (28)      53
                                                    ------   ------
                                                      (629)    (164)
Cash Provided by (Used for) Financing
Net increase in deposits                               436       10
Securities sold under repurchase agreements and
  short-term borrowings, net                            36      111
Additions to debt                                       14       80
Payments of debt                                      (350)     (26)
Capital contributions from Parent Company              239       40
Dividends paid to Parent Company                         -      (25)
Proceeds from sale of subsidiary preferred stock         -       75
Distributions to minority interest                      (7)      (6)
Net increase in advances from borrowers for
 taxes and insurance                                    26       33
Other                                                    1        -
                                                    ------   ------
                                                       395      292

Net increase (decrease) in cash and cash
  equivalents                                           (2)      82
Cash and cash equivalents at beginning of period       229      175
                                                    ------   ------
Cash and cash equivalents at end of period        $    227 $    257
                                                    ======   ======

See notes to consolidated financial statements.

Consolidated Statements of Income
Temple-Inland Inc. and Subsidiaries
Unaudited

                                   Second Quarter    First Six Months
                                    1999    1998      1999     1998
                                             (in millions)
Revenues
Manufacturing                    $   735 $   671    $ 1,420   $ 1,353
Financial services                   270     269        541       532
                                  ------  ------     ------    ------
                                   1,005     940      1,961     1,885

Costs and Expenses
Manufacturing                        677     628      1,330     1,277
Financial services                   236     228        480       454
                                  ------  ------     ------    ------
                                     913     856      1,810     1,731

Operating Income                      92      84        151       154

Parent company interest - net        (30)    (27)       (59)      (53)
Other                                  3       2          6         3
                                  ------  ------     ------    ------
Income Before Taxes and
  Accounting Change                   65      59         98       104

Taxes on income                       24      24         38        42
                                  ------  ------     ------    ------
Income Before Accounting Change       41      35         60        62

Cumulative effect of accounting
  change, net of tax                   -       -          -        (3)
                                  ------  ------     ------    ------

Net Income                       $    41  $   35    $    60   $    59
                                  ======   =====     ======    ======

Weighted average shares outstanding:
  Basic                             55.8    55.8       55.7      55.9
  Diluted                           56.1    56.0       56.0      56.1

Earnings Per Share
  Basic:
    Income before accounting
      change                     $  0.74 $  0.62    $  1.08   $  1.09
    Cumulative effect of
      accounting change,
      net of tax                       -       -          -     (0.06)
                                  ------  ------     ------    ------
Net Income                       $  0.74 $  0.62    $  1.08   $  1.03
                                  ======  ======     ======    ======

  Diluted:
    Income before accounting
      change                     $  0.74 $  0.62    $  1.07   $  1.09
    Cumulative effect of
      accounting change,
      net of tax                       -       -          -     (0.06)
                                  ------  ------     ------    ------
Net Income                       $  0.74 $  0.62    $  1.07   $  1.03
                                  ======  ======     ======    ======
Dividends paid per share of
  common stock                   $  0.32 $  0.32    $  0.64   $  0.64
                                  ======  ======     ======    ======


See notes to consolidated financial statements.

Consolidating Balance Sheets
Temple-Inland Inc. and Subsidiaries
Second Quarter 1999
Unaudited


                                            Parent   Financial
                                            Company  Services   Consolidated
                                                    (in millions)
ASSETS
  Cash and cash equivalents               $     6   $   227      $     233
  Mortgage loans held for sale                  -       422            422
  Loans receivable                              -     9,461          9,461
  Mortgage-backed and investment
    securities                                  -     2,437          2,437
  Trade and other receivables                 398         -            391
  Inventories                                 305         -            305
  Property and equipment                    2,748       140          2,888
  Other assets                                186       987          1,122
  Investment in Financial Services            985         -              -
                                           ------   -------         ------
    TOTAL ASSETS                          $ 4,628  $ 13,674      $  17,259
                                           ======   =======         ======

LIABILITIES
  Deposits                                $     -  $  8,657      $   8,657
  Federal Home Loan Bank advances               -     2,959          2,959
  Other liabilities                           306       632            910
  Long-term debt                            1,868       216          2,084
  Deferred income taxes                       282         -            252
  Postretirement benefits                     147         -            147
  Preferred stock issued by subsidiary          -       225            225
                                           ------   -------         ------
    TOTAL LIABILITIES                     $ 2,603  $ 12,689      $  15,234
                                           ======   =======         ------
SHAREHOLDERS' EQUITY
   Preferred  stock - par value $1 per
     share: authorized 25,000,000 shares;
     none issued                                                         -
   Common stock - par value $1 per share;
     authorized 200,000,000 shares; issued
     61,389,552 shares including shares
     held in the treasury                                               61
  Additional paid-in capital                                           360
  Accumulated other comprehensive income (loss)                        (25)
  Retained earnings                                                  1,834
                                                                    ------
                                                                     2,230
   Cost of shares held in the treasury:
     5,546,511 shares                                                 (205)
                                                                    ------
     TOTAL SHAREHOLDERS' EQUITY                                      2,025
                                                                    ------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $  17,259
                                                                    ======


See notes to consolidated financial statements.

Consolidating Balance Sheets
Temple-Inland Inc. and Subsidiaries
Year End 1998

                                         Parent   Financial
                                         Company  Services   Consolidated
                                                 (in millions)
ASSETS
  Cash and cash equivalents             $    15  $   229      $    244
  Mortgage loans held for sale                -      621           621
  Loans receivable                            -    8,101         8,101
  Mortgage-backed and investment
    securities                                -    2,485         2,485
  Trade and other receivables               297        -           290
  Inventories                               335        -           335
  Property and equipment                  2,799      129         2,928
  Other assets                              188      835           986
  Investment in Financial Services          708        -             -
                                         ------   ------        ------
   TOTAL ASSETS                         $ 4,342  $12,400      $ 15,990
                                         ======   ======        ======

LIABILITIES
  Deposits                              $     -  $ 7,338      $  7,338
  Federal Home Loan Bank
    advances                                  -    3,221         3,221
  Other liabilities                         350      698         1,028
  Long-term debt                          1,583      210         1,793
  Deferred income taxes                     266        -           242
  Postretirement benefits                   145        -           145
  Preferred stock issued by
    subsidiary                                -      225           225
                                         ------   ------        ------
   TOTAL LIABILITIES                    $ 2,344  $11,692      $ 13,992
                                         ======   ======        ------

SHAREHOLDERS' EQUITY
  Preferred stock - par value $1 per share:
    authorized 25,000,000 shares; none issued                        -
  Common stock - par value $1 per share; authorized
    200,000,000 shares; issued 61,389,552 shares
    including shares held in the treasury                           61
  Additional paid-in capital                                       357
  Accumulated other comprehensive income (loss)                    (17)
  Retained earnings                                              1,810
                                                                ------
                                                                 2,211
  Cost of shares held in the treasury:
    5,785,139 shares                                              (213)
                                                                ------
    TOTAL SHAREHOLDERS' EQUITY                                   1,998
                                                                ------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $ 15,990
                                                                ======

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Temple-Inland Inc. and Subsidiaries
Unaudited

                                                     First Six Months
                                                      1999       1998
                                                      (in millions)
CASH PROVIDED (USED FOR) OPERATIONS
  Net income                                      $     60   $      59
  Adjustments to reconcile net income
    to net cash:
    Cumulative effect of accounting change,
      net of tax                                         -           3
    Depreciation and depletion                         139         137
    Amortization of goodwill                             4           3
    Provision for loan losses                           18           1
    Deferred taxes                                      18          19
    Amortization and accretion on financial
      instruments                                       28          31
    Mortgage loans held for sale                       199         (64)
    Receivables                                       (102)        (38)
    Inventories                                         27           1
    Accounts payable and accrued expenses              (19)        (24)
    Collections and remittances on loans
      serviced for others, net                        (143)        (41)
    Originated mortgage servicing rights               (38)        (31)
    Other                                              106         (31)
                                                     -----       -----
                                                       297          25
CASH PROVIDED BY (USED FOR) INVESTMENTS
  Capital expenditures for property and
    equipment                                         (116)        (92)
  Proceeds from sale of property and equipment          13          13
  Purchases of securities available-for-sale            (4)        (33)
  Maturities of securities available-for-sale          127         155
  Maturities and redemptions of securities
    held-to-maturity                                   202         157
  Loans originated or acquired, net of principal
    collected on loans                                (698)       (532)
  Purchase of asset-based lending loans               (106)          -
  Proceeds from sale of securities
    available-for-sale                                   -          52
  Manufacturing acquisitions and joint ventures,
    net                                                 (4)         (1)
  Acquisition of HF Bancorp Inc., net of cash
    acquired                                           (90)          -
  Purchase of Fidelity Funding                         (19)          -
  Other                                                (28)         42
                                                    ------      ------
                                                      (723)       (239)
CASH PROVIDED BY (USED FOR) FINANCING
  Additions to debt                                    322         354
  Payments of debt                                    (374)       (198)
  Securities sold under repurchase agreements
    and short-term borrowings, net                      36         111
  Purchase of stock for treasury                         -         (48)
  Cash dividends paid to shareholders                  (36)        (36)
  Net increase in deposits                             436          10
  Proceeds from sale of subsidiary preferred stock       -          75
  Other                                                 31          30
                                                    ------      ------
                                                       415         298

Net increase (decrease) in cash and
  cash equivalents                                     (11)         84
Cash and cash equivalents at beginning of period       244         188
                                                    ------      ------
Cash and cash equivalents at end of period        $    233    $    272
                                                    ======      ======

See the notes to the consolidated financial statements.

                TEMPLE-INLAND INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in, or incorporated into, '""the Annual Report on Form 10-K of Temple-Inland Inc. (the "Company") for the fiscal year ended January 2, 1999.

The consolidated financial statements include the accounts of the Company and all subsidiaries in which the Company has more than a 50 percent equity ownership. Because certain assets and liabilities are in separate corporate entities, the consolidated assets are not available to satisfy all consolidated liabilities. All material intercompany amounts and transactions have been eliminated. Certain amounts have been reclassified to conform with current year's classification.

Included as an integral part of the consolidated financial statements are separate summarized financial statements for the Company's primary business groups.

The Parent Company (Temple-Inland Inc.) summarized financial statements include the accounts of the Company and its manufacturing subsidiaries with the Financial Services subsidiaries and the 20 percent to 50 percent owned companies being reflected in the financial statements on the equity method.

The Financial Services Group summarized financial statements include savings bank, mortgage banking, real estate development activities and insurance operations.

In July 1999, the Financial Accounting Standards Board (FASB) delayed the effective date of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, to fiscal years beginning after June 15, 2000. This statement will require derivative positions to be recognized in the balance sheet at fair value. The Company presently utilizes derivatives to manage interest rate risk and risk in its mortgage loan production operations. The Company has not yet determined the effect on earnings or financial position of adopting this statement.

Effective with the beginning of 1999, the Company adopted AICPA Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which requires the capitalization of internal and external costs incurred during the application development stage. All costs incurred during the preliminary project stage and post-implementation stage are to be expensed as incurred. The adoption of this statement did not have a material effect on the Company's earnings or financial position.

NOTE B - EARNINGS PER SHARE

Denominators used in computing earnings per share are as follows:

                                          Second    First Six
                                          Quarter    Months
                                        1999  1998  1999  1998
                                             (in millions)
Denominator for basic earnings per
  share
  Weighted average common shares
    outstanding                         55.8   55.8  55.7  55.9
Dilutive effect of stock options          .3     .2    .3    .2
                                        ----   ----  ----  ----
Denominator for diluted earnings per
  share                                 56.1   56.0  56.0  56.1
                                        ====   ====  ====  ====

NOTE C -  COMPREHENSIVE INCOME

Comprehensive income is as follows:

                                          Second    First Six
                                          Quarter    Months
                                        1999  1998  1999  1998
                                        (in millions)

Net income                              $41   $35   $60   $59
Other comprehensive income, net of
  income taxes:
Unrealized gains (losses) on
  available-for-sale securities          (8)    1    (9)    6
Foreign currency translation
  adjustments                             -     -     1     -
Minimum pension liability adjustments     -     -     -    (1)
                                        ---   ---   ---   ---
Other comprehensive income               (8)    1    (8)    5
                                        ---   ---   ---   ---
Comprehensive income                    $33   $36   $52   $64
                                        ===   ===   ===   ===

NOTE D - SEGMENT INFORMATION

The Company has three reportable segments: paper, building products, and financial services. The paper segment manufactures corrugated packaging and bleached paperboard products. The building products segment manufactures a variety of building materials and manages the Company's timber resources. The financial services segment operates a savings bank and also engages in mortgage banking, real estate development, and insurance activities.

These segments are managed as separate business units. The Company evaluates performance based on operating income before special charges, corporate expenses, and income taxes. Corporate interest expense is not allocated to business segments. The accounting policies of the segments are the same as those described in the accounting policy notes to the financial statements. Corporate and other includes corporate expenses and special charges.

                               Building  Financial  Corporate
                        Paper  Products  Services   and Other    Total
                                      (in millions)

For the second quarter 1999
---------------------------
Revenues from external
  customers               537     198        270         -        1,005
Operating income           17      49         34        (8)          92
Financial services, net
  interest income           -       -         68         -           68
-----------------------------------------------------------------------

For the second quarter 1998
---------------------------
Revenues from external
  customers               515     156        269         -          940
Operating income           18      32         41        (7)          84
Financial Services, net
  interest income           -       -         57         -           57
-----------------------------------------------------------------------

For the first six months or
at second quarter end 1999
---------------------------
Revenues from external
  customers             1,050     370        541         -        1,961
Operating income           22      83         61       (15)         151
Financial Services, net
  interest income           -       -        133         -          133
Total assets            2,440    1,074    13,674        71       17,259
-----------------------------------------------------------------------

For the first six months or
at second quarter end 1998
---------------------------
Revenues from external
  customers             1,043      310       532         -        1,885
Operating income           28       62        78       (14)         154
Financial services, net
  interest income           -        -       117         -          117
Total assets            2,577      922    11,125        66       14,690
-----------------------------------------------------------------------

NOTE E - SPECIAL CHARGE

During the fourth quarter of 1998, the Company recorded a special charge of $47.4 million, which included $13.0 million related to work force reductions in the Paper Group, $24.5 million related to asset impairments, principally related to the Paper Group's South American operation, and $9.9 million of asset impairments related to the Building Products Group. Of the $13.0 million charge for work force reductions, which included termination benefits associated with the early retirement offer and severance amounts for the involuntary terminations, $12.4 million was utilized during the first six months of 1999. The remaining accrual amount of $ .6 million is expected to be fully utilized in year 2000.

During the second quarter of 1999, the Company sold its Argentine operation for $12.0 million (of which $1.0 million was received in cash and $11.0 million in promissory notes), which approximated the carrying value of these assets.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Results of operations, including information regarding the Company's principal business segments, are shown below:


                                   Second Quarter   First Six Months
                                    1999   1998       1999    1998
                                            (in millions)

Revenues
Paper                            $   537 $   515   $  1,050  $  1,043
Building products                    198     156        370       310
                                  ------  ------     ------    ------
    Manufacturing net sales          735     671      1,420     1,353
Financial services                   270     269        541       532
                                  ------  ------     ------    ------
    Total revenues               $ 1,005 $   940   $  1,961  $  1,885
                                  ======  ======     ======    ======

Income
Paper                            $    17 $    18   $     22  $     28
Building products                     49      32         83        62
                                  ------  ------     ------    ------
                                      66      50        105        90
Financial services                    34      41         61        78
                                  ------  ------     ------    ------
    Segment operating income         100      91        166       168
Corporate expenses                    (8)     (7)       (15)      (14)
Parent company interest - net        (30)    (27)       (59)      (53)
Other - net                            3       2          6         3
                                  ------  ------     ------    ------
    Income before taxes and
      accounting change               65      59         98       104
Taxes on income                       24      24         38        42
                                  ------  ------     ------    ------
    Net income before accounting
      change                          41      35         60        62
Cumulative effect of accounting
  change, net of tax                   -       -          -        (3)
                                  ------  ------     ------    ------
    Net income                   $    41 $    35    $    60   $    59
                                  ======  ======     ======    ======



Second quarter 1999 vs.  Second quarter 1998

Second quarter earnings for 1999 totaled $41 million, or $0.74 per diluted share, compared with second quarter 1998 earnings of $35 million, or $0.62 per diluted share. Revenues for the period were $1 billion, compared with $940 million in the second quarter of 1998.

The Paper Group reported operating earnings of $17 million compared with $18 million of operating earnings in last year's second quarter. Corrugated container prices were relatively flat compared with the second quarter of 1998 but were up approximately 4 percent versus this year's first quarter. Shipment volumes of corrugated containers were up approximately 3 percent compared with the second quarter of last year. Prices for old corrugated containers (OCC), which supply approximately 45 percent of the total fiber needs of the containerboard mills, began to rise in the quarter and this trend has continued into the third quarter. Prices for some grades of bleached paperboard began to rise late in the quarter, but the average paper price per ton remained below second quarter 1998 prices.

The Building Products Group reported operating income of $49 million compared with $32 million in last year's second quarter. The group achieved this all-time record earnings despite start-up losses for its three new medium density fiberboard facilities and its fiber cement operation. Second quarter sales averages for all product categories were above the same period last year. These improved averages were attributable to price increases within the market segments, and a more profitable product mix, particularly in particleboard and plywood.

The Financial Services Group recorded operating earnings for the quarter of $34 million compared with $41 million in the second quarter of 1998. Net interest income increased by $2 million, the net effect of an $11 million increase in income (due to higher loan volumes) and a $9 million increase in the provision for loan loss. The increase in provision for loan loss is due to additional reserves required due to loan growth, the change in asset mix of the bank and required reserves on the mortgage warehouse portfolio. Noninterest income for the second quarter decreased by $12 million due primarily to a decrease in loan production volumes of $8 million and a $4 million decrease in other noninterest income. Noninterest expense decreased by $4 million from second quarter 1998 due primarily to decreases in amortization and real estate expenses.

Net interest expense of the Company increased to $30 million in the second quarter of 1999 compared with $27 million in the second quarter of last year. The increase is primarily due to higher levels of debt outstanding.

First half of 1999 vs. First half of 1998

Earnings for the first six months of 1999 were $60 million, or $1.07 per diluted share compared with $62 million, or $1.09 per diluted share, before effect of accounting change. Revenues of $2.0 billion were up four percent from the 1998 first half revenues of $1.9 billion.

The Paper Group earned $22 million compared with operating income of $28 million in the first six months of 1998. The decline from last year's first six months earnings was due to lower prices for corrugated containers and bleached paperboard. Corrugated container prices were 2 percent lower than 1998 prices and bleached paperboard prices were 4 percent lower than 1998 average prices. However, prices for some grades of bleached paperboard began to rise late in June, so the full effect will not be realized until the third quarter. Prices for corrugated containers should continue to improve in the third quarter.

The Building Products Group earned $83 million in the first half of 1999 compared with $62 million in the first half of last year. Revenues for the first six months of 1999 were $370 million, up $60 million from last year's first six months revenues. Sales averages across all product lines for the first six months of 1999 were higher than last year. Operating losses for the group's three new medium density fiberboard facilities and its fiber cement operation had a negative effect on earnings in first half of 1999.

The Financial Services Group recorded operating earnings of $61 million in the first six months of 1999, compared with $78 million in the first six months of 1998. Net interest income decreased by $1 million from the net effect of a $16 million increase in income due to higher loan volumes, and a $17 million increase in the provision for loan loss. Noninterest income decreased by $17 million due primarily to decreased loan servicing revenues of $5 million, decreased loan origination income of $3 million, decreased gains on sale of $3 million by the real estate group in 1999 compared with 1998 and decreased gains of $2 million on sales of acquired property by the bank in 1999. Noninterest expense decreased by $2 million in 1999 compared with 1998.

Capital Resources and Financial Condition

The Company's financial condition continues to be strong.
Internally generated funds, existing credit facilities and the capacity to issue long-term debt are sufficient to fund projected capital expenditures, to service existing debt, to pay dividends and to meet normal working capital requirements.

During the first six months of 1999, the Company's debt increased by $284 million, mainly through issuance of $300 million of medium-term notes, net decrease in other notes by $7 million, and payments of $9 million in commercial paper and borrowings under bank credit agreements. The acquisition of HF Bancorp Inc., for a cash purchase price of $119 million in the second quarter of 1999, resulted in an increase in total assets of the Financial Services Group to $13.7 billion at June 1999. Loans acquired totaling approximately $600 million as well as the continued growth of the loan portfolio were the significant components of the increase. Total deposits increased to $8.7 billion at quarter end June 1999 due primarily to the deposits acquired of approximately $900 million and deposit campaigns by Guaranty Federal Bank, F.S.B. ("Guaranty") during the first six months. A capital contribution of $120 million to Guaranty in the first quarter provided additional capital to maintain 'Guaranty's regulatory capital requirements. The Company contributed $119 million to Guaranty in the second quarter for the acquisition of HF Bancorp Inc.

Guaranty continues to meet all three regulatory capital requirements.

Year 2000 Compliance

Year 2000 projects are 95 percent completed and no disruption to operations is expected. Critical systems have been remediated, tested, and prepared for production status in the new millennium.

Business and administrative systems supporting all lines of business are ready for Year 2000. Predominately, these are purchased software solutions, and the vendor is responsible for compliance processing. Year 2000 upgrades have been installed with no date exceptions.

The Company has not found any critical date dependencies in its manufacturing operations that would inhibit the ability to manufacture products. Some processes will require manual date entry at appropriate time to reflect correct date of manufacture but these have no control of the production process.

The Company continues to review the Year 2000 readiness of its major suppliers and any potential impact to the Company. No major problems have risen that would have an impact upon business operations. Contingency plans are being developed to prepare for any major suppliers' inability to provide required products and services. These plans include building inventories of critical supplies and identifying alternate sources.

Year 2000 readiness for the operations in the Financial Services Group is subject to review and oversight of various regulatory agencies. All critical systems have completed testing and implementation was completed by June 30, 1999. The group is confident all regulatory requirements will be met and that any Year 2000 disruption is unlikely. If any disruption that would significantly affect operations or customer service were to occur, the group would implement its disaster recovery contingency plans, which activate backup processing and business support functions at designated recovery sights.

Year 2000 Project expenditures to date for all lines of business total $9.2 million.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK

Interest Rate Risk

The Company is subject to interest rate risk from the utilization of financial instruments such as adjustable-rate debt and other borrowings, as well as the lending and deposit-gathering activities of the Financial Services Group. The following table illustrates the estimated impact on pretax income of immediate, parallel, and sustained shifts in interest risks for the subsequent 12-month period at the end of the second quarter of 1999 with comparative information at year end 1998:

                         Increase / (Decrease) in Income
                                   before Taxes
                                  ( in millions)
                          Second Quarter             Year End
Change in Interest Rates      1999                     1998


     +2%                      $ (27)                   $ (26)
     +1%                      $ ( 8)                   $ ( 1)
      0%                      $   -                    $   -
     -1%                      $ ( 4)                   $  10
     -2%                      $   5                    $  29

The fair value of the Financial Services Group's mortgage servicing rights is also affected by changes in interest rates.
The Company estimates that a one percent decline in interest rates from quarter end levels would decrease the fair value of the mortgage servicing rights by approximately $52 million or approximately 17 percent.

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

          None

Item 5.   Other Information.

          None

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

   Regulation S-K
   Exhibit Number

     (27) Financial Data Schedule

 (b)  Reports on Form 8-K.  During the three months ended July 3,
      1999, the Company did not file a current report on Form 8-K.

                         SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   TEMPLE-INLAND INC.
                                      (Registrant)





Dated:  August 11, 1999            By  /s/ David H. Dolben
                                           David H. Dolben
                                           Vice President and
                                           Chief Accounting Officer

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