Form 10-Q
period 1999-10-03
TEMPLE INLAND INC
filed 1999-11-16
CIK 731939

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

                             FORM 10-Q
(Mark One)

[x]   Quarterly Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934 for the Quarterly Period
      Ended     October 2, 1999

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                              Number of common shares outstanding
          Class                       as of October 2, 1999
     Common Stock (par
     value $1.00 per share)               55,852,175

       The Exhibit Index appears on page 25 of this report.

                  PART I.  FINANCIAL INFORMATION
                   ITEM 1.  FINANCIAL STATEMENTS

Summarized Statements of Income
Parent Company (Temple-Inland Inc.)
Unaudited

                                    Third Quarter    First Nine Months
                                    1999     1998      1999      1998
                                          (in millions)
Revenues
Net sales                        $   669   $   566   $  1,903   $  1,727
Financial services earnings           41        36        102        114
                                  ------    ------     ------     ------
                                     710       602      2,005      1,841
Costs and expenses
Cost of sales                        525       472      1,531      1,423
Selling and administrative            69        66        197        191
                                  ------    ------     ------     ------
                                     594       538      1,728      1,614

Operating income                     116        64        277        227

Interest expense - net               (25)      (19)       (69)       (58)

Other                                  5         1         11          4
                                  ------    ------     ------     ------

Income from continuing operations
  before income taxes                 96        46        219        173

Taxes on income                       36        20         84         73
                                  ------    ------     ------     ------

Income from continuing operations     60        26        135        100

Discontinued operations, net of tax:
Loss from operations                  (1)       (2)       (16)       (15)
Loss on disposal                     (79)        -        (79)         -
                                  ------    ------     ------     ------

Total discontinued operations        (80)       (2)       (95)       (15)

Net income (loss) before cumulative
  effect of accounting change        (20)       24         40         85

Cumulative effect of accounting
  change, net of tax                   -         -          -         (3)
                                  ------    ------     ------     ------

Net income (loss)                $   (20)  $    24    $    40    $    82
                                  ======    ======     ======     ======




See notes to consolidated financial statements.

Summarized Balance Sheets
Parent Company (Temple-Inland Inc.)
Unaudited



                                            Third
                                           Quarter      Year End
                                             1999         1998
                                               (in millions)
ASSETS

Current Assets
Cash                                     $        2   $      15
Receivables, less allowances of $10
  million in 1999 and $13 million in 1998       366         264
Inventories:
  Work in process and finished goods             67          61
  Raw materials                                 197         222
                                             ------      ------
                                                264         283
Net assets of discontinued operations           579         677
Prepaid expenses                                 17          14
                                             ------      ------
  Total current assets                        1,228       1,253

Investment in Financial Services              1,035         708

Property and Equipment
Buildings                                       432         428
Machinery and equipment                       2,738       2,706
Construction in progress                        112          88
Less allowances for depreciation             (1,747)     (1,646)
                                            -------      ------
                                              1,535       1,576
Timber and timberlands--less depletion          506         499
Land                                             34          34
                                            -------      ------
  Total property and equipment                2,075       2,109

Other Assets                                    153         174
                                            -------      ------

Total Assets                             $    4,491   $   4,244
                                            =======      ======



See notes to consolidated financial statements.

Parent Company (Temple-Inland Inc.)
Unaudited


                                            Third
                                           Quarter      Year End
                                             1999         1998
                                               (in millions)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable                         $      143     $   126
Accrued expenses                                189         167
Employee compensation and benefits               25          28
Current portion of long-term debt                 6           2
                                             ------      ------
    Total current liabilities                   363         323

Long-Term Debt                                1,726       1,501

Deferred Income Taxes                           261         266

Postretirement Benefits                         145         145

Other Liabilities                                11          11

Shareholders' Equity                          1,985       1,998
                                             ------      ------

Total Liabilities and Shareholders'
  Equity                                   $  4,491     $ 4,244
                                            =======      ======



See notes to consolidated financial statements.

Summarized Statements of Cash Flows
Parent Company (Temple-Inland Inc.)
Unaudited



                                                       First Nine Months
                                                         1999     1998
                                                          (in millions)
Cash Provided by (Used for) Operations
Net income                                             $    40   $    82
Adjustments to reconcile net income to net cash:
  Cumulative effect of accounting change,
     net of tax                                              -         3
  Loss on disposal of discontinued operations,
     net of tax                                             79         -
  Depreciation and depletion                               146       143
  Deferred taxes                                            51        23
  Unremitted earnings from financial services              (91)      (87)
  Receivables                                             (113)      (28)
  Inventories                                               16        10
  Accounts payable and accrued expenses                     16        (9)
  Change in net assets of discontinued
    operations                                               9        47
  Other                                                     11       (16)
                                                        ------    ------
                                                           164       168

Cash Provided by (Used for) Investments
Capital expenditures for property and
  equipment                                               (138)     (115)
Proceeds from sale of notes                                 11         -
Proceeds from sale of property and equipment                18         4
Acquisitions and joint ventures, net                        (6)     (113)
Capital contributions to financial services               (279)      (40)
Dividends from financial services                           30        40
                                                        ------    ------
                                                          (364)     (224)

Cash Provided by (Used for) Financing
Additions to debt                                          315       328
Payments of debt                                           (86)     (172)
Purchase of stock for treasury                               -       (48)
Cash dividends paid to shareholders                        (54)      (54)
Other                                                       12         3
                                                        ------    ------
                                                           187        57

Net increase (decrease) in cash                            (13)        1

Cash at beginning of period                                 15        13
                                                        ------    ------

Cash at end of period                                   $    2    $   14
                                                         =====     =====



See notes to consolidated financial statements.

Summarized Balance Sheets
Financial Services Group
Unaudited



                                                       First Nine
                                       Third Quarter     Months
                                       1999   1998     1999    1998
                                        (in millions)
Interest income
Loans receivable and mortgage
   loans held for sale                $  187 $   148  $  513  $   429
Mortgage-backed and investment
   securities                             31      35      92      115
Other earning assets                       2       1       4        3
                                       -----   -----   -----    -----
  Total interest income                  220     184     609      547

Interest expense
Deposits                                 100      90     273      269
Borrowed funds                            39      31     122       98
                                       -----   -----   -----    -----
  Total interest expense                 139     121     395      367

Net interest income                       81      63     214      180

Provision for loan losses                  6       1      24        2
                                       -----   -----   -----    -----
Net interest income after provision
  for loan losses                         75      62     190      178

Noninterest income
Loan servicing fees                       20      19      57       61
Loan origination and marketing            14      34      61       84
Other                                     41      39     109      116
                                       -----   -----   -----    -----
  Total noninterest income                75      92     227      261

Noninterest expense
Compensation and benefits                 42      43     125      126
Other                                     63      71     179      189
                                       -----   -----   -----    -----
  Total noninterest expense              105     114     304      315

Income before taxes and
  minority interest                       45      40     113      124

Minority interest in income
  of consolidated subsidiary              (4)     (4)    (11)     (10)
                                       -----   -----   -----    -----

Income before taxes                       41      36     102      114

Taxes on income                           (2)      8      11       27
                                       -----   -----   -----    -----

Net income                            $   43  $   28  $   91   $   87
                                       =====   =====   =====    =====



See notes to consolidated financial statements.

Summarized Balance Sheets
Financial Services Group
Unaudited



                                        Third
                                       Quarter       Year End
                                         1999          1998
                                           (in millions)

ASSETS

Cash and cash equivalents              $   314       $   229
Mortgage loans held for sale               273           621
Loans receivable                         9,519         8,101
Mortgage-backed and investment
  securities                             2,386         2,485
Other assets                             1,101           964
                                       -------       -------

TOTAL ASSETS                           $13,593       $12,400
                                        ======        ======

LIABILITIES

Deposits                               $ 8,899       $ 7,338
Federal Home Loan Bank advances          2,623         3,221
Other borrowings                           215           210
Other liabilities                          596           698
Preferred stock issued by subsidiary       225           225
                                        ------        ------

TOTAL LIABILITIES                       12,558        11,692

SHAREHOLDERS' EQUITY                     1,035           708
                                        ------        ------

TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                               $13,593       $12,400
                                        ======        ======







See notes to consolidated financial statements.

Summarized Statements of Cash Flows
Financial Services Group
Unaudited

                                                    First Nine Months
                                                      1999     1998
                                                      (in millions)
Cash Provided by (Used for) Operations
Net income                                         $   91     $   87
Adjustments to reconcile net income to net cash:
  Provision for amortization, depreciation and
    accretion                                          53         69
  Provision for loan losses                            24          2
  Mortgage loans held for sale                        348       (101)
  Collections and remittances on loans serviced
    for others, net                                  (194)       (11)
  Originated mortgage servicing rights                (48)       (48)
  Minority interest in earnings of consolidated
   subsidiary                                          11         10
  Other                                                90         12
                                                    -----      -----
                                                      375         20

Cash Provided by (Used for) Investments
Purchases of securities available-for-sale           (168)       (35)
Maturities of securities available-for-sale           245        228
Maturities and redemptions of securities
  held-to-maturity                                    286        259
Loans originated or acquired, net of principal
  collected on loans                               (1,121)      (873)
Proceeds from sale of securities available-
  for-sale                                            144         53
Purchase of asset based lending loans                (106)         -
Capital expenditures for property and equipment       (19)       (24)
Acquisition of HF Bancorp, Inc., net of
  cash acquired                                       (90)         -
Purchase of Fidelity Funding                          (19)         -
Proceeds from sale of loans                           233         16
Other                                                 (24)         4
                                                    -----      -----
                                                     (639)      (372)

Cash Provided by (Used for) Financing
Net increase (decrease) in deposits                   679        (52)
Securities sold under repurchase agreements and
  short-term borrowings, net                          100       (248)
Additions to debt                                      21        606
Payments of debt                                     (758)       (65)
Capital contributions from Parent Company             279         40
Dividends paid to Parent Company                      (30)       (40)
Proceeds from sale of subsidiary preferred
  stock                                                 1         75
Distributions to minority interest                    (11)       (10)
Net increase in advances from borrowers for
  taxes and insurance                                  68         49
                                                    -----      -----
                                                      349        355

Net increase in cash and cash equivalents              85          3
Cash and cash equivalents at beginning of             229        175
  period                                            -----      -----

Cash and cash equivalents at end of period         $  314     $  178
                                                    =====      =====



See notes to consolidated financial statements.

Consolidated Statements of Income
Temple-Inland Inc. and Subsidiaries
Unaudited

                                      Third Quarter    First Nine Months
                                       1999    1998      1999     1998
                                                (in millions)
Revenues
Manufacturing                        $  669  $  566    $ 1,903   $ 1,727
Financial services                      295     276        836       808
                                      -----   -----      -----     -----
                                        964     842      2,739     2,535
Costs and expenses
Manufacturing                           594     538      1,728     1,614
Financial services                      254     240        734       694
                                      -----   -----      -----     -----
                                        848     778      2,462     2,308

Operating income                        116      64        277       227
Parent company interest - net           (25)    (19)       (69)      (58)
Other                                     5       1         11         4
                                      -----   -----      -----     -----

Income from continuing operations
  before taxes                           96      46        219       173
Taxes on income                          36      20         84        73
                                      -----   -----      -----     -----

Income from continuing operations        60      26        135       100

Discontinued operations, net of tax:
Loss from operations                     (1)     (2)       (16)      (15)
Loss on disposal                        (79)      -        (79)        -
                                      -----   -----      -----     -----
Total discontinued operations           (80)     (2)       (95)      (15)

Net income (loss) before cumulative
  effect of accounting change           (20)     24         40        85

Cumulative effect of accounting
  change, net of tax                      -       -          -        (3)
                                      -----   -----      -----     -----
Net income (loss)                    $  (20) $   24     $   40    $   82
                                      =====   =====      =====     =====

Weighted average shares outstanding:
  Basic                                55.9    55.6       55.8      55.8
  Diluted                              56.1    55.6       56.0      55.9

Earnings Per Share
  Basic:
Income before discontinued operations
  and cumulative effect of accounting
  change                            $  1.07 $  0.47    $  2.42   $  1.79
Discontinued operations, net of
  tax                                 (1.43)  (0.03)     (1.70)    (0.26)
Cumulative effect of accounting
  change, net of tax                      -       -          -     (0.06)
                                      -----   -----      -----     -----
Net income (loss)                    $(0.36) $ 0.44     $ 0.72    $ 1.47
                                      =====   =====      =====     =====
  Diluted:
Income before discontinued operations
  and cumulative effect of accounting
  change                             $ 1.07  $ 0.47     $ 2.41    $ 1.79
Discontinued operations, net of
  tax                                 (1.43)  (0.03)     (1.69)    (0.26)
Cumulative effect of accounting
  change, net of tax                      -       -          -     (0.06)
                                      -----   -----      -----     -----
Net income (loss)                    $(0.36) $ 0.44     $ 0.72    $ 1.47
                                      =====   =====      =====     =====

Dividends paid per share of
  common stock                       $ 0.32  $ 0.32     $ 0.96    $ 0.96
                                      =====   =====      =====     =====


See notes to consolidated financial statements.

Consolidating Balance Sheets
Temple-Inland Inc. and Subsidiaries
Third Quarter 1999
Unaudited

                                           Parent   Financial
                                           Company  Services   Consolidated
                                                    (in millions)
ASSETS
  Cash and cash equivalents                $    2    $  314      $  316
  Mortgage loans held for sale                  -       273         273
  Loans receivable                              -     9,519       9,519
  Mortgage-backed and investment
    securities                                  -     2,386       2,386
  Trade and other receivables                 366         -         358
  Inventories                                 264         -         264
  Net assets of discontinued operations       579         -         579
  Property and equipment                    2,075       142       2,217
  Other assets                                170       959       1,089
  Investment in Financial Services          1,035         -           -
                                           ------    ------      ------
    TOTAL ASSETS                         $  4,491  $ 13,593    $ 17,001
                                           ======   =======     =======

LIABILITIES
  Deposits                               $      -  $  8,899    $  8,899
  Federal Home Loan Bank advances               -     2,623       2,623
  Other liabilities                           374       596         953
  Long-term debt                            1,726       215       1,941
  Deferred income taxes                       261         -         230
  Postretirement benefits                     145         -         145
  Preferred stock issued by subsidiary          -       225         225
                                          -------   -------     -------
    TOTAL LIABILITIES                    $  2,506  $ 12,558    $ 15,016
                                          =======   =======     -------

SHAREHOLDERS' EQUITY
  Preferred stock - par value $1 per
    share: authorized 25,000,000 shares;
    none issued                                                       -
  Common stock - par value $1 per
    share; authorized 200,000,000 shares; issued
    61,389,552 shares including shares held in the
    treasury                                                         61
  Additional paid-in capital                                        361
  Accumulated other comprehensive income (loss)                     (28)
  Retained earnings                                               1,797
                                                                -------
                                                                  2,191
  Cost of shares held in the treasury:
    5,537,377 shares                                               (206)
                                                                -------
    TOTAL SHAREHOLDERS' EQUITY                                    1,985
                                                                -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $ 17,001
                                                                =======



See notes to consolidated financial statements.

Consolidating Balance Sheets
Temple-Inland Inc. and Subsidiaries
Year End 1998


                                              Parent   Financial
                                              Company  Services   Consolidated
                                                      (in millions)
ASSETS
  Cash and cash equivalents                 $     15   $    229      $   244
  Mortgage loans held for sale                     -        621          621
  Loans receivable                                 -      8,101        8,101
  Mortgage-backed and investment
    securities                                     -      2,485        2,485
  Trade and other receivables                    264          -          257
  Inventories                                    283          -          283
  Net assets of discontinued operations          677          -          677
  Property and equipment                       2,109        129        2,238
  Other assets                                   188        835          986
  Investment in Financial Services               708          -            -
                                             -------     ------       ------
    TOTAL ASSETS                            $  4,244    $12,400      $15,892
                                             =======     ======       ======
LIABILITIES
  Deposits                                  $      -    $ 7,338      $ 7,338
  Federal Home Loan Bank advances                  -      3,221        3,221
  Other liabilities                              334        698        1,012
  Long-term debt                               1,501        210        1,711
  Deferred income taxes                          266          -          242
  Postretirement benefits                        145          -          145
  Preferred stock issued by subsidiary             -        225          225
                                             -------     ------       ------
      TOTAL LIABILITIES                     $  2,246    $11,692      $13,894
                                             =======     ======       ------
SHAREHOLDERS' EQUITY
  Preferred stock - par value $1 per
    share: authorized 25,000,000 shares;
    none issued                                                            -
  Common stock - par value $1 per share;
    authorized 200,000,000 shares; issued
    61,389,552 shares including shares held
    in the treasury                                                       61
  Additional paid-in capital                                             357
  Accumulated other comprehensive income (loss)                          (17)
  Retained earnings                                                    1,810
                                                                     -------
                                                                       2,211
  Cost of shares held in the treasury:
    5,785,139 shares                                                    (213)
                                                                     -------
  TOTAL SHAREHOLDERS' EQUITY                                           1,998
                                                                     -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $ 15,892
                                                                     =======



See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Temple-Inland Inc. and Subsidiaries
Unaudited

                                                    First Nine Months
                                                     1999       1998
                                                     (in millions)
CASH PROVIDED (USED FOR) OPERATIONS
  Net income                                       $    40   $     82
  Adjustments to reconcile net income to
    net cash:
    Loss on disposal of discontinued
      operations, net of tax                            79          -
    Cumulative effect of accounting change,
      net of tax                                         -          3
    Depreciation and depletion                         159        153
    Amortization of goodwill                             6          5
    Provision for loan losses                           24          2
    Deferred taxes                                      54         28
    Amortization and accretion on financial
      instruments                                       36         55
    Mortgage loans held for sale                       348       (101)
    Receivables                                       (113)       (28)
    Inventories                                         16         10
    Accounts payable and accrued expenses               16         (9)
    Collections and remittances on loans
      serviced for others, net                        (194)       (11)
    Change in net assets of discontinued
      operations                                         9         47
    Originated mortgage servicing rights               (48)       (48)
    Other                                              107          -
                                                     -----      -----
                                                       539        188

CASH PROVIDED BY (USED FOR) INVESTMENTS
  Capital expenditures for property and
    equipment                                         (157)      (139)
  Proceeds from sale of notes                           11          -
  Proceeds from sale of property and equipment          18         20
  Purchases of securities available-for-sale          (168)       (35)
  Maturities of securities available-for-sale          245        228
  Maturities and redemptions of securities
    held-to-maturity                                   286        259
  Loans originated or acquired, net of
    principal collected on loans                    (1,121)      (873)
  Proceeds from sale of securities available-
    for-sale                                           144         53
  Purchase of asset based lending loans               (106)         -
  Manufacturing acquisitions and joint
    ventures, net                                       (6)      (113)
  Acquisition of HF Bancorp Inc., net of cash
    acquired                                           (90)         -
  Purchase of Fidelity Funding                         (19)         -
  Proceeds from sale of loans                          233         16
  Other                                                (24)       (12)
                                                    ------     ------
                                                      (754)      (596)

CASH PROVIDED BY (USED FOR) FINANCING
  Additions to debt                                    336        934
  Payments of debt                                    (844)      (237)
  Securities sold under repurchase agreements
    and short-term borrowings, net                     100       (248)
  Purchase of stock for treasury                         -        (48)
  Cash dividends paid to shareholders                  (54)       (54)
  Net increase (decrease) in deposits                  679        (52)
  Proceeds from sale of subsidiary preferred
    stock                                                1         75
  Distributions to minority shareholders               (11)       (10)
  Other                                                 80         52
                                                    ------     ------
                                                       287        412

Net increase in cash and cash equivalents               72          4
Cash and cash equivalents at beginning of period       244        188
                                                    ------     ------
Cash and cash equivalents at end of period         $   316    $   192
                                                    ======     ======


See the notes to the consolidated financial statements.

                TEMPLE-INLAND INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in, or incorporated into, the Annual Report on Form 10-K of Temple-Inland Inc. (the "Company") for the fiscal year ended January 2, 1999.

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


NOTE B - EARNINGS PER SHARE

Denominators used in computing earnings per share are as follows:

                                           Third        First Nine
                                          Quarter         Months
                                        1999   1998     1999   1998
                                              (in millions)
Denominator for basic earnings per
  share
  Weighted average common shares
    outstanding                         55.9   55.6     55.8   55.8
Dilutive effect of stock options          .2      -       .2     .1
                                       -----  -----    -----  -----
Denominator for diluted earnings per
  share                                 56.1   55.6     56.0   55.9
                                       =====  =====    =====  =====


NOTE C -  COMPREHENSIVE INCOME

Comprehensive income is as follows:

                                           Third        First Nine
                                          Quarter         Months
                                        1999   1998     1999   1998
                                               (in millions)

Net income (loss)                      $(20)   $24      $40     $82
Other comprehensive income, net of
  income taxes:
Unrealized gains (losses) on
  available-for-sale securities          (3)     2      (12)      8
Foreign currency translation
  adjustments                             -      -        1       -
Minimum pension liability adjustments     -      -        -      (1)
                                       ----   ----     ----    ----
Other comprehensive income (loss)        (3)     2      (11)      7
                                       ----   ----     ----    ----
Comprehensive income (loss)            $(23)  $ 26     $ 29    $ 89
                                       ====   ====     ====    ====

NOTE D - DISCONTINUED OPERATIONS

On October 4, 1999, the Company announced it had entered into an agreement to sell its bleached paperboard business, including the mill located in Evadale, Texas to Westvaco Corporation for $625 million. Accordingly, the results of the bleached paperboard operation have been classified as discontinued operations, and prior periods have been restated. The Company recorded an after-tax loss of $79.0 million, net of income tax benefits of $48.5 million, in the third quarter for the estimated loss on disposal and operating losses. Revenues from the bleached paperboard operation were $97.3 million and $102.0 million for the third quarter 1999 and 1998, respectively, and $283.1 million and $293.7 million for the first nine months of 1999 and 1998, respectively. Loss from operations for the third quarter of 1999 totaled $1.0 million, net of income tax benefits of $.4 million compared with $1.5 million loss for the third quarter of 1998, net of income tax benefits of $1.2 million. Loss from operations for the first nine months of 1999 was $15.8 million (net of income tax benefits of $9.6 million) compared with an operating loss of $14.6 million (net of income tax benefits of $11.1 million) in the first nine months of 1998. Interest cost of approximately $7 million per quarter has been allocated to the discontinued operations based on debt allocated to the bleached paperboard operation. Included in the estimated loss on disposal of the bleached paperboard operation is anticipated operating losses through the date of disposal of $3.8 million, net of income tax benefits of $2.3 million. The transaction is scheduled to close by the end of the year, subject to certain regulatory approvals and satisfaction of various conditions contained in the agreement.

NOTE E - SEGMENT INFORMATION

The Company has three reportable segments: paper, building products and financial services. The paper segment manufactures corrugated packaging. The building products segment manufactures a variety of building materials and manages the Company's timber resources. The financial services segment operates a savings bank and also engages in mortgage banking, real estate development and insurance activities. All prior periods have been restated to reflect the discontinued operations of the bleached paperboard operation (Note D).

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

                                    Building  Financial  Corporate
                            Paper   Products  Services   and Other    Total
                                            (in millions)

For the third quarter 1999
Revenues from external
  customers                  463       206      295         -          964
Operating income              29        53       41        (7)         116
Financial services,
  net interest income          -         -       81         -           81
---------------------------------------------------------------------------

For the third quarter 1998
Revenues from external
  customers                  411       155      276         -          842
Operating income               5        30       36        (7)          64
Financial Services,
  net interest income          -         -       63         -           63
---------------------------------------------------------------------------

For the first nine months or
at third quarter end 1999
Revenues from external
  customers                1,327       576      836         -        2,739
Operating income              61       136      102       (22)         277
Financial Services,
  net interest income          -         -      214         -          214
Total assets               2,261(a)  1,071   13,593        76       17,001
---------------------------------------------------------------------------

For the first nine months or
at third quarter end 1998
Revenues from external
  customers                1,262       465      808         -        2,535
Operating income              42        92      114       (21)         227
Financial services,
  net interest income          -         -      180         -          180
Total assets               2,449(a)  1,039   11,279        70       14,837
---------------------------------------------------------------------------

(a)  Includes net assets of discontinued operations.


NOTE F - SPECIAL CHARGE

During the fourth quarter of 1998, the Parent Company recorded a special charge of $47.4 million, which included $13.0 million related to work force reductions in the Paper Group, $24.5 million related to asset impairments (primarily Paper Group's Argentine operation), and $9.9 million of asset impairments related to the Building Products Group. Of the $13.0 million charge for work force reductions, which included termination benefits associated with the early retirement offer and severance amounts for the involuntary terminations, substantially all was utilized during the first nine months of 1999.

During the second quarter of 1999, the Company sold its Argentine operation for $12.0 million, which approximated the carrying value of these assets. The sale proceeds included $1.0 million in cash and $11.0 million in promissory notes, which were subsequently sold in the third quarter of 1999.

NOTE G - CONTINGENCIES

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Results of operations, including information regarding the Company's principal business segments, are shown below:

                                                         First
                                    Third Quarter     Nine Months
                                     1999   1998     1999     1998
                                           (in millions)

Revenues
Paper                             $  463  $  411      $ 1,327  $ 1,262
Building products                    206     155          576      465
                                   -----   -----       ------   ------
    Manufacturing net sales          669     566        1,903    1,727
Financial services                   295     276          836      808
                                   -----   -----       ------   ------
    Total revenues                $  964  $  842      $ 2,739  $ 2,535
                                   =====   =====       ======   ======

Income
Paper                             $   29  $    5      $    61       42
Building products                     53      30          136       92
                                   -----   -----       ------   ------
                                      82      35          197      134
Financial services                    41      36          102      114
                                   -----   -----       ------   ------
    Segment operating income         123      71          299      248

Corporate expenses                    (7)     (7)         (22)     (21)
Parent company interest - net        (25)    (19)         (69)     (58)
Other - net                            5       1           11        4
                                   -----   -----       ------   ------

Income from continuing operations
  before taxes                        96      46          219      173
Taxes on income                       36      20           84       73
                                   -----   -----       ------   ------
  Income from continuing
    operations                        60      26          135      100

Discontinued operations, net of tax:
Loss from operations                  (1)     (2)         (16)     (15)
Loss on disposal                     (79)      -          (79)       -
                                   -----   -----       ------   ------
   Total discontinued operations     (80)     (2)         (95)     (15)

Net income (loss) before cumulative
  effect of accounting change        (20)     24           40       85

Cumulative effect of accounting
  change, net of tax                   -       -            -       (3)
                                   -----   -----        -----    -----

    Net income (loss)             $  (20) $   24       $   40   $   82
                                   =====   =====        =====    =====

Third quarter 1999 vs. Third quarter 1998

Third quarter earnings from continuing operations for 1999 totaled $60 million, or $1.07 per diluted share, compared with third quarter 1998 earnings from continuing operations of $26 million, or $0.47 per diluted share.

On October 4, 1999, the Company announced it had entered into an agreement to sell its bleached paperboard business, including the mill located in Evadale, Texas, to Westvaco Corporation for $625 million. Accordingly, the results of the bleached paperboard operation have been classified as discontinued operations, and prior periods have been restated. The Company recorded an after-tax loss of $80 million, which included the estimated loss on the disposal of the business and related third quarter operating losses. Including this loss, the net loss for the quarter was $20 million, or $0.36 per diluted share.

The Paper Group, which now consists solely of corrugated packaging operations, reported operating income of $29 million compared with $5 million of operating income in the third quarter of 1998.
During the quarter, the Paper Group began to implement the second corrugated box price increase of the year. Average prices in the quarter for corrugated boxes were up 4 percent compared with the third quarter of 1998. Corrugated box shipments during the quarter for the group increased approximately 3.1 percent over the same period last year. The average price for old corrugated containers (OCC), which the Company uses for approximately 45 percent of the total fiber requirements of the containerboard mills, was up roughly 50 percent in the third quarter compared with the second quarter. This translated into a negative impact on earnings of approximately $11 million.

The Building Products Group reported operating income of $53 million compared with $30 million in last year's third quarter. The group benefited from strong demand during the quarter with shipments for all products above last year's third quarter levels. Particleboard shipments were at record levels in the quarter. Prices for all products except lumber improved in the third quarter when compared with the second quarter of 1999. Lumber prices were volatile, and the average price for lumber in the quarter was slightly below the prior quarter. The three new medium density fiberboard facilities and the fiber cement operation continued to improve operations and enhance their product mix in the quarter.

The Financial Services Group recorded operating earnings for the quarter of $41 million compared with $36 million in the third quarter of 1998 and $34 million in the second quarter of 1999.
The improvement from the prior quarter was a result of the growth of the bank, including the acquisition of Hemet Federal Savings and Loan Association, which was completed on June 29, 1999. Net interest income after provision for loan losses for the third quarter of 1999 increased by $13 million, the net effect of an $18 million increase in net interest income (due to higher loan volumes) and a $5 million increase in the provision for loan losses. The increase in provision for loan losses is due to additional reserves required due to loan growth, the change in asset mix of the bank and required reserves on the mortgage warehouse portfolio. Noninterest income for the third quarter decreased by $17 million due primarily to decreased loan origination and servicing revenues of $19 million offset by a $2 million increase in other noninterest income. Noninterest expense decreased by $9 million from third quarter 1998 due primarily to decreased amortization expense.

Parent Company net interest expense increased to $25 million in the third quarter of 1999 compared with $19 million in the third quarter of last year. The increase is primarily due to higher levels of debt outstanding.

First nine months of 1999 vs. First nine months of 1998

Earnings from continuing operations for the first nine months of 1999 were $135 million, or $2.41 per diluted share, compared with $100 million, or $1.79 per diluted share for 1998. For the first nine months of 1999, net loss from discontinued operations, net of income tax benefits, totaled $95 million versus $15 million, net of income tax benefits, for the same period in 1998. Loss from discontinued operations for the first nine months of 1999 includes estimated loss on disposal of $79 million. Including discontinued operations, earnings for the first nine months of 1999 were $40 million, or $0.72 per diluted share compared with $85 million, or $1.53 per diluted share, before effect of accounting change. Revenues of $2.7 billion were up eight percent from the 1998 first nine months revenues of $2.5 billion.

The Paper Group earned $61 million compared with operating income of $42 million in the first nine months of 1998. Increase in box shipments and a decrease in the average price for old corrugated containers (OCC) contributed to the improvement in earnings. Corrugated box shipments during the first nine months of 1999 increased approximately 3.9 percent versus the same period last year. The average price for old corrugated containers was down roughly 4.4 percent in the first nine months of 1999 when compared with the same period last year. Box prices for the first nine months of 1999 were approximately 0.2 percent lower than 1998 prices.

The Building Products Group earned $136 million in the first nine months of 1999 compared with $92 million in the same period last year. Revenues for the first nine months of 1999 were $576 million, up $111 million from last year's first nine months revenues of $465 million. Sales averages across all product lines for the first nine months of 1999 were higher than last year. Operating losses for the building products group's three new medium density fiberboard facilities and its fiber cement operation had a negative effect on earnings in first nine months of 1999.

The Financial Services Group recorded operating earnings of $102 million in the first nine months of 1999, compared with $114 million in the first nine months of 1998. Net interest income after provision for loan losses increased by $12 million as a result of a $34 million increase in net interest income due to higher loan volumes offset by a $22 million increase in the provision for loan losses. Noninterest income decreased by $34 million due primarily to decreased loan origination income of $23 million, decreased loan servicing revenues of $4 million and decreased gains on sale of $2 million by the Real Estate group in 1999 compared to 1998. Noninterest expense decreased by $11 million in 1999 compared with 1998.

Capital Resources and Financial Condition

The Company's financial condition continues to be strong.
Internally generated funds, existing credit facilities and the capacity to issue long-term debt are sufficient to fund projected capital expenditures, to service existing debt, to pay dividends and to meet normal working capital requirements.

During the first nine months of 1999, Parent Company's debt increased by $229 million, mainly through issuance of $300 million of medium-term notes, payment of $70 million of private placement debt, net decrease in other notes by $4 million and net increase of $3 million in commercial paper and borrowings under bank credit agreements. The acquisition of HF Bancorp Inc., for a cash purchase price of $119 million in the second quarter 1999 resulted in an increase in total assets of the Financial Services Group to $13.6 billion at September 30, 1999. Loans acquired totaling approximately $600 million as well as the continued growth of the loan portfolio were the significant components of the increase. Total deposits increased to $8.9 billion at quarter end September 1999 due primarily to the deposits acquired of approximately $900 million and deposit campaigns by the bank during the first six months. A capital contribution of $120 million to the bank in the first quarter provided additional capital to maintain the bank's regulatory capital requirements. Parent Company contributed $119 million to the bank in the second quarter for the acquisition of HF Bancorp Inc. Parent Company contributed $40 million to the bank in the third quarter of 1999, and received dividends of $30 million from the bank.

The savings bank continues to maintain the minimum levels of capital required for designation as well capitalized.

Year 2000 Compliance

Year 2000 projects are 97 percent completed and no disruption to operations is expected. Critical systems have been remediated, tested, and prepared for production status in the new millennium.

Business and administrative systems supporting all lines of business are ready for Year 2000. Predominately, these are purchased software solutions, and the vendor is responsible for compliance processing. Year 2000 upgrades have been installed with no date exceptions.

The Company has not found any critical date dependencies in its manufacturing operations that would inhibit the ability to manufacture products. Some processes will require manual date entry at appropriate times to reflect the correct date manufactured, but these have no impact on the production process.

The Company has reviewed the Year 2000 readiness of its major suppliers and no major problems have been found that would have an impact upon business operations. Contingency plans have been developed to prepare for any major suppliers' inability to provide required products and services. These plans include building inventories of critical supplies and identifying alternate sources.

Year 2000 readiness for the operations in the Financial Services Group is subject to review and oversight of various regulatory agencies. All critical systems have completed testing and implementation was completed by June 30, 1999. Should any disruption occur that would significantly affect operations or customer service, the group would implement its disaster recovery contingency plans, which activate backup processing and business support functions at designated recovery sites. Employee and customer awareness activities have been taken to insure proper awareness and preparedness.

In preparation for the Year 2000 transition, each business unit has prepared resource and event plans to assure a smooth rollover into the Year 2000. Staffing will be in place twenty-four hours daily beginning on December 31 to resolve any Year 2000 issues.

Year 2000 Project expenditures to date for all lines of business total $10.5 million.

The Company believes its efforts have addressed the risks associated with Year 2000 exposure and that business contingency plans will handle unexpected items.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK

Interest Rate Risk

The Company is subject to interest rate risk from the utilization of financial instruments such as adjustable-rate debt and other borrowings, as well as the lending and deposit-gathering activities of the Financial Services Group. The following table illustrates the estimated impact on pretax income of immediate, parallel, and sustained shifts in interest rates for the subsequent 12-month period at the end of the third quarter of 1999 with comparative information at year end 1998:

                         Increase / (Decrease) in Income
                                   before Taxes
                                  ( in millions)
                          Third Quarter              Year End
Change in Interest Rates      1999                     1998


     +2%                      $ (10)                   $ (26)
     +1%                      $ ( 1)                   $ ( 1)
      0%                      $   -                    $   -
     -1%                      $   -                    $  10
     -2%                      $ (13)                   $  29

The change in exposure to interest rate risk from year end 1998 is due primarily to a decrease in the Parent Company's adjustable-rate debt portfolio and the diminishing impact of interest rate hedge contracts at the savings bank that are significantly closer to maturity.

The fair value of the Financial Services Group's mortgage servicing rights is also affected by changes in interest rates.
The Company estimates that a one percent decline in interest rates from quarter end levels would decrease the fair value of the mortgage servicing rights by approximately $55 million or approximately 17 percent.

Foreign Currency Risk:

The Company's exposure to foreign currency fluctuations on its financial instruments is not material because most of these instruments are denominated in U.S. dollars.

Commodity Price Risk:

The Company has no financial instruments subject to commodity price risks.

                    PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings.

          The information set forth in Note G to Notes to Consolidated Financial Statements in Part I of this report is incorporated by reference thereto.

Item 2.   Changes in Securities and Use of Proceeds.

          None.

Item 3.   Defaults Upon Senior Securities.

          None.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None

Item 5.   Other Information.

          None

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

   Regulation S-K
   Exhibit Number

     (27) Financial Data Schedules

         (b) Reports on Form 8-K. During the three months ended October 2, 1999, the Company did not file a current report on Form 8-K.

                            SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   TEMPLE-INLAND INC.
                                      (Registrant)





Dated:  November 15, 1999          By   /s/ David H. Dolben
                                            David H. Dolben
                                            Vice President and
                                            Chief Accounting Officer

                          EXHIBIT INDEX




The following is an index of the exhibits filed herewith. The page reference set forth opposite the description of exhibits included in such index refer to the pages under the sequential numbering system prescribed by Rule 0-3(b) under the Securities Exchange Act of 1934.






 Regulation S-K
    Exhibit                                          Sequential
     Number                                          Page Number

      (27)            Financial Data Schedules          26-29