Form 10-K405
period 2000-01-01
TEMPLE INLAND INC
filed 2000-03-24
CIK 731939

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

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED JANUARY 1, 2000

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

                             303 SOUTH TEMPLE DRIVE
                              DIBOLL, TEXAS 75941
          (Address of principal executive offices, including Zip code)
       Registrant's telephone number, including area code: (936) 829-5511
          Securities registered pursuant to Section 12(b) of the Act:

                                                                  NAME OF EACH EXCHANGE
               TITLE OF EACH CLASS                                 ON WHICH REGISTERED
               -------------------                                ---------------------
    COMMON STOCK, $1.00 PAR VALUE PER SHARE,                     NEW YORK STOCK EXCHANGE
                 NON-CUMULATIVE                                   THE PACIFIC EXCHANGE
         PREFERRED SHARE PURCHASE RIGHTS                         NEW YORK STOCK EXCHANGE
                                                                  THE PACIFIC EXCHANGE

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing sales price of the Common Stock on the New York Stock Exchange on March 8, 2000, was $1,691,965,581. For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant (as indicated in Item 12) are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

     As of March 8, 2000, 52,668,387 shares of Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents are incorporated by reference into the indicated part or parts of this report:

     (a) Pages 37 through 75 of the Annual Report to Shareholders for the fiscal year ended January 1, 2000 -- Parts I and II.

     (b) The Company's definitive proxy statement, dated March 24, 2000, in connection with the Annual Meeting of Shareholders to be held May 5,
2000 -- Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

     Temple-Inland Inc. ("Temple-Inland" or the "Company") is a holding company that conducts all of its operations through its subsidiaries. The business of Temple-Inland is divided among three groups:

     - the Paper Group, which manufactures corrugated packaging products,

     - the Building Products Group, which manufactures a wide range of building products and manages the Company's forest resources of approximately 2.2 million acres of timberland in Texas, Louisiana, Georgia, and Alabama, and

     - the Financial Services Group, which consists of savings bank, mortgage banking, real estate, and insurance brokerage activities.

     The Paper Group, which is operated by Inland Paperboard and Packaging, Inc. ("Inland"), is a vertically integrated corrugated packaging operation that consists of:

     - four linerboard mills,

     - two corrugating medium mills,

     - 40 box plants, and

     - eight specialty converting plants.

     The Building Products Group is operated by Temple-Inland Forest Products Corporation (Temple-Inland FPC") and manufactures a wide range of building products including:

     - lumber,

     - plywood,

     - particleboard,

     - medium density fiberboard,

     - gypsum wallboard,

     - fiber-cement products, and

     - fiberboard.

     The Financial Services Group is operated by subsidiaries of Temple-Inland Financial Services Inc. ("Financial Services") and consists of

     - savings bank,

     - mortgage banking,

     - real estate, and

     - insurance brokerage activities.

     The Company's savings bank, Guaranty Federal Bank, F.S.B. ("Guaranty"), conducts its business through 155 banking centers in Texas and California. Mortgage banking is conducted through Temple-Inland Mortgage Corporation ("Temple-Inland Mortgage"), a subsidiary of Guaranty that arranges financing of single-family mortgage loans (primarily Fannie Mae, FHLMC, and GNMA), securitizes the loans, and sells the loans into the secondary market. Real estate operations include development of residential subdivisions, as well as the management and sale of income properties. Insurance brokerage activities include selling a full range of insurance products.

     The Company formerly manufactured bleached paperboard. In December 1999, the Company sold its bleached paperboard mill in Evadale, Texas, and exited the bleached paperboard business. The Company has classified its bleached paperboard operation as a discontinued operation. The discussions in this Form 10-K are based on the Company's continuing operations, except where the context indicates otherwise.

     Temple-Inland is a Delaware corporation that was organized in 1983. Its principal operating subsidiaries include

     - Inland Paperboard and Packaging, Inc.,

     - Temple-Inland Forest Products Corporation,

     - Temple-Inland Financial Services Inc.,

     - Guaranty Federal Bank, F.S.B., and

     - Temple-Inland Mortgage Corporation.

     Temple-Inland's principal executive offices are located at 303 South Temple Drive, Diboll, Texas 75941. Its telephone number is (936) 829-5511.

FINANCIAL INFORMATION

     The results of operations including information regarding the principal business segments are shown in the following table:

                               TEMPLE-INLAND INC.

                               BUSINESS SEGMENTS

                                                               FOR THE YEAR
                                            --------------------------------------------------
                                             1999       1998       1997       1996       1995
                                            ------     ------     ------     ------     ------
                                                              (IN MILLIONS)
Revenues
  Paper...................................  $1,798     $1,642     $1,694     $1,761     $1,910
  Building products.......................     768        613        617        563        533
  Financial services......................   1,116      1,036        923        800        754
                                            ------     ------     ------     ------     ------
          Total revenues..................  $3,682     $3,291     $3,234     $3,124     $3,197
                                            ======     ======     ======     ======     ======
Income before taxes
  Paper...................................  $  103     $   39     $  (54)    $  120     $  333
  Building products.......................     174        112        131        102         67
  Financial services......................     138        154        132         63(a)      98
                                            ------     ------     ------     ------     ------
          Segment operating income........     415        305        209        285        498
Corporate expense.........................     (30)       (28)       (25)       (17)       (22)
Special charge(b).........................      --        (47)        --         --         --
Parent company interest -- net............     (95)       (78)       (82)       (82)       (69)
Other income..............................      16          6          6          5          4
                                            ------     ------     ------     ------     ------
Income from continuing operations before
  taxes...................................  $  306     $  158     $  108     $  191     $  411
                                            ======     ======     ======     ======     ======

---------------

(a)  Includes SAIF assessment of $44 million.

(b) Includes nonrecurring charges related to (1) the impairment of the Paper Group's investment in its Argentine box plant, (2) severance costs from the restructuring efforts in the Paper Group, and (3) the write-off of abandoned assets in the Paper Group and the Building Products Group.

     For more information with respect to total assets, capital expenditures, depreciation, depletion, and amortization on a business segment basis, see pages 71 and 72 of the Company's 1999 Annual Report to Shareholders, which are incorporated herein by reference.

     The following table shows the revenues of the Company by product:

                                    REVENUES

                                                                   FOR THE YEAR
                                                    ------------------------------------------
                                                     1999     1998     1997     1996     1995
                                                    ------   ------   ------   ------   ------
                                                                  (IN MILLIONS)
Paper(a)..........................................  $1,798   $1,642   $1,694   $1,761   $1,910
                                                    ------   ------   ------   ------   ------
Building Products
  Pine lumber.....................................     254      223      262      218      190
  Plywood.........................................      68       60       55       52       50
  Particleboard...................................     171      141      125      113       99
  Medium density fiberboard.......................      57        9       --       --       --
  Gypsum wallboard................................     147      116      105       90       83
  Fiberboard......................................      71       64       66       73       60
  Retail distribution(b)..........................      --       --        4       17       51
                                                    ------   ------   ------   ------   ------
                                                       768      613      617      563      533
                                                    ------   ------   ------   ------   ------
Financial services................................   1,116    1,036      923      800      754
                                                    ------   ------   ------   ------   ------
          Total revenues..........................  $3,682   $3,291   $3,234   $3,124   $3,197
                                                    ======   ======   ======   ======   ======

---------------

(a) Reclassified to include revenues for 1997, 1996, and 1995 from a subsidiary that manufactured and marketed paper products for the food service industry. Related revenues were $66 million, $84 million, and $81 million in 1997, 1996, and 1995, respectively. The Company sold substantially all the assets of this subsidiary in the fourth quarter of 1997.

(b) In October 1995, the Company sold the largest two of its five retail distribution outlets. Two more of these retail distribution outlets were sold during December 1996, and the final outlet was sold during 1997.

     The following table shows the rated annual capacities of the production facilities for, and unit sales of, the principal manufactured products.

                          ANNUAL CAPACITIES/UNIT SALES

                                                      RATED
                                                     ANNUAL
                                                   CAPACITY AT                UNIT SALES
                                                    YEAR END     -------------------------------------
                                                      1999       1999    1998    1997    1996    1995
                                                   -----------   -----   -----   -----   -----   -----
                                                                        (IN THOUSANDS OF TONS)
Paper
  Corrugated packaging...........................       (a)      2,802   2,519   2,769   2,435   2,333
                                                               (IN MILLIONS OF BOARD FEET)
Building products
  Pine lumber....................................      675         618     603     639     605     582
                                                              (IN MILLIONS OF SQUARE FEET)
  Plywood........................................      265         296     289     281     259     217
  Particleboard(b)...............................      855         574     518     470     399     329
  Medium density fiberboard(c)(d)................      370         187      35      --      --      --
  Gypsum wallboard(c)............................      866         890     858     843     838     813
  Fiberboard.....................................      460         439     423     402     457     422

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

(b) The unit sales for the particleboard plants includes the unit sales of the Hope, Arkansas, plant, which began operations late in 1995 but did not reach full production until the fourth quarter of 1996. The unit sales for 1996 reflect the increase at the Monroeville, Alabama, plant that resulted from a renovation of this facility during 1996. The 1997 figures reflect an increase at the Diboll, Texas, and Thomson, Georgia, plants due to similar renovations during 1997. The annual capacity for particleboard includes the 200 million square feet design capacity of a particleboard plant in Mt. Jewett, Pennsylvania, which the Company began operating in December 1999 pursuant to a lease agreement.

(c) The annual capacity and unit sales figures for these product lines do not include the annual capacities and unit sales related to the Company's interest in facilities owned through joint venture interests.

(d) The annual capacity for medium density fiberboard includes the rated annual capacity of 135 million square feet each for two medium density fiberboard plants acquired by the Company in September 1998 and 100 million square feet for a medium density fiberboard plant in Mt. Jewett, Pennsylvania, which the Company began operating in December 1999 pursuant to a lease agreement.

NARRATIVE DESCRIPTION OF THE BUSINESS

     Temple-Inland is a holding company that conducts all of its operations through its subsidiaries. The business of Temple-Inland is divided among three groups:

     - the Paper Group, which provided 49 percent of Temple-Inland's consolidated net revenues for 1999;

     - the Building Products Group, which provided 21 percent of Temple-Inland's consolidated net revenues for 1999; and

     - the Financial Services Group, which provided 30 percent of Temple-Inland's consolidated net revenues for 1999.

     The following chart presents the ownership structure for the significant subsidiaries of Temple-Inland. It does not contain all the subsidiaries of Temple-Inland, many of which are dormant or immaterial special-purpose entities. A complete list of the subsidiaries of Temple-Inland is filed as an exhibit to this annual report on Form 10-K. Except for Guaranty Federal Bank, F.S.B., which is jointly owned by Temple-Inland Financial Holdings Inc. and Guaranty Holdings Inc. I, all subsidiaries shown are 100 percent owned by their immediate parent company listed in the chart.

                             Temple-Inland Inc.
                         Selected Subsidiary Chart

                             [TEMPLE-INLAND CHART]

     PAPER GROUP. The Paper Group manufactures containerboard that it converts into a complete line of corrugated packaging and point-of-purchase displays. Approximately 88 percent of the containerboard produced by the Paper Group in 1999 was converted into corrugated containers at its box plants. The Paper Group's nationwide network of box plants produces a wide range of products from commodity brown boxes to intricate die cut containers that can be printed with multi-color graphics. Even though the corrugated box business is characterized by commodity pricing, each order for each customer is a custom order. The Paper Group's corrugated boxes are sold to a variety of customers in the food, paper, glass containers, chemical, appliance, and plastics industries, among others.

     The Paper Group's corrugated packaging operation also manufactures litho-laminate corrugated packaging, high graphics folding cartons, and bulk containers constructed of multi-wall corrugated board for extra strength, which are used for bulk shipments of various materials.

     In the corrugated packaging operation, the Paper Group serves about 7,000 customers with approximately 11,000 shipping destinations. The largest single customer accounted for approximately four percent and the ten largest customers accounted for approximately 27 percent of the 1999 corrugated packaging revenues.

Costs of freight and customer service requirements necessitate the location of box plants relatively close to customers. Each plant tends to service a market within a 150-mile radius of the plant.

     Sales of corrugated shipping containers closely track changing population patterns and other demographics. Historically, there has been a correlation between the demand for containers and containerboard and real growth in the United States gross domestic product, particularly the non-durable goods segment. As e-commerce develops, the fulfillment and shipping of orders will be of critical importance. This could result in a steepening of the demand curve for boxes.

     During 1999, the Company announced it had entered into a joint venture to form a new company, Premier Boxboard Limited LLC, to own and operate Temple-Inland's containerboard mill in Newport, Indiana. The joint venture is in the process of a 14-month, $70 million project to modify the mill to produce a lightweight gypsum facing paper. The conversion should be completed in the third quarter of 2000 and will increase the group's integration level and diversify its product lines.

     BUILDING PRODUCTS GROUP. The Building Products Group produces a wide variety of building products, such as lumber, plywood, particleboard, medium density fiberboard, gypsum wallboard, fiber-cement products, and fiberboard. The Building Products Group also manages the Company's 2.2 million acres of timberland, which are located in Texas, Louisiana, Georgia, and Alabama.

     The group sells building products throughout the continental United States and in Canada, with the majority of sales occurring in the southern United States. No significant sales are generated under long-term contracts. Sales of most of these products are made by account managers and representatives to distributors, retailers, and original equipment manufacturer accounts. Approximately 84 percent of particleboard sales are to commercial fabricators, such as manufacturers of cabinets and furniture. The ten largest customers accounted for approximately 26 percent of the Building Products Group's 1999 sales. The building products business is heavily dependent upon the level of residential housing expenditures, including the repair and remodeling market.

     In December 1999, the Company entered into a lease agreement with Allegheny Particleboard L.P. and Allegheny MDF L.P. to operate, for a term of 20 years, a particleboard facility and a medium density fiberboard (MDF) facility located in Mt. Jewett, Pennsylvania. The particleboard facility has the design capacity to produce approximately 200 million square feet annually, and the MDF facility has the design capacity to produce approximately 100 million square feet annually.

     The Building Products Group is a 50 percent owner in three joint ventures:
Del-Tin Fiber LLC, which produces medium density fiberboard at a facility in Arkansas; Fortra Fiber-Cement LLC, which produces fiber-cement products at a plant in Texas; and Standard Gypsum LLC, which produces gypsum wallboard at a plant and related quarry in Texas and a plant in Tennessee.

     During 1998, the Company announced its intention to change the focus of the operations at its plywood plant. This plant will continue to produce veneer products, and a state-of-the-art sawmill will be added to the site. This change, which should be completed in the first half of 2001, will permit the Building Products Group to optimize the use of available sawtimber and produce a higher value product.

     FINANCIAL SERVICES GROUP. The Financial Services Group operates a savings bank and engages in mortgage banking, real estate, and insurance brokerage activities.

     Savings Bank. Guaranty is a federally-chartered stock savings bank that conducts its business through 155 banking centers. The Texas operations are concentrated in the metropolitan areas of Houston, Dallas/ Fort Worth, San Antonio, and Austin, as well as the central and eastern regions of the state. The California operations are concentrated in Southern California and the Central Valley. The primary activities of Guaranty include attracting savings deposits from the general public, investing in loans secured by mortgages on residential real estate, lending for the construction of real estate projects, and providing a variety of loan products to consumers and businesses.

     In June 1999, the Company acquired HF Bancorp, Inc., the parent company of Hemet Federal Savings & Loan Association ("Hemet") based in Hemet, California, for approximately $119 million in cash. Hemet, with $1.2 billion in assets and 18 branches, was merged into Guaranty. The former Hemet branches are located in Southern California, primarily in San Diego and Riverside Counties.

     Guaranty derives its income primarily from interest earned on real estate mortgages, commercial and business loans, consumer loans, and investment securities, as well as fees received in connection with loans and deposit services. Its major expense is interest paid on consumer deposits and other borrowings. The operations of Guaranty, like those of other savings institutions, are significantly influenced by general economic conditions; the monetary, fiscal, and regulatory policies of the federal government; and the policies of financial institution regulatory authorities. Deposit flows and costs of funds are influenced by interest rates on competing investments and general market rates of interest. Lending activities are affected by the demand for mortgage financing and for other types of loans as well as market conditions. Guaranty primarily seeks assets with interest rates that adjust periodically rather than assets with long-term fixed rates.

     In addition to other minimum capital standards, regulations of the Office of Thrift Supervision ("OTS") established to ensure capital adequacy of savings institutions currently require savings institutions to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets and of Tier I capital to adjusted tangible assets. Management of Guaranty believes that as of year end, Guaranty met all capital adequacy requirements. In order to remain in the lowest tier of Federal Deposit Insurance Corporation insurance premiums, Guaranty must meet a leverage capital ratio of at least 5 percent of adjusted total assets. At year end 1999, Guaranty had a leverage capital ratio of 8.22 percent of adjusted total assets.

     Mortgage Banking. The mortgage banking operation of the Financial Services Group is headquartered in Austin, Texas, and originates, warehouses, and services FHA, VA, and conventional mortgage loans primarily on single family residential property. The mortgage banking operation originates mortgage loans for sale into the secondary market through 62 offices located throughout the United States. The Company typically retains the servicing rights on these loans, but periodically sells some portion of its servicing to third parties. Servicing operations are centralized in Austin, Texas. At the end of 1999, the mortgage banking operation was servicing $22.2 billion in mortgage loans, including loans serviced for affiliates. The mortgage banking operation produced $3.7 billion in mortgage loans during 1999.

     Real Estate. The Financial Services Group is involved in the development of 38 residential subdivisions in Texas, California, Colorado, Florida, Georgia, Missouri, Tennessee, and Utah. Real estate activities also include ownership of 18 commercial properties, including properties owned by subsidiaries through joint venture interests.

     Insurance Brokerage. Subsidiaries of the Financial Services Group are engaged in the brokerage of commercial and personal lines of property, casualty, life, and group health insurance products. One of these subsidiaries is an insurance agency that administers the marketing and distribution of several mortgage-related personal life, accident, and health insurance programs. This agency also acts as a risk manager of Temple-Inland. An affiliate of the insurance agency sells annuities through banks and savings banks, including Guaranty.

     Statistical Disclosures. The following tables present various statistical and financial information for the Financial Services Group.

     The following schedule presents the average balances, interest income/expense, and rates earned or paid by major balance sheet category for the years 1997 through 1999:

           AVERAGE BALANCE SHEETS AND ANALYSIS OF NET INTEREST SPREAD

                                                   1999                           1998                           1997
                                       ----------------------------   ----------------------------   ----------------------------
                                       AVERAGE               YIELD/   AVERAGE               YIELD/   AVERAGE               YIELD/
                                       BALANCE    INTEREST    RATE    BALANCE    INTEREST    RATE    BALANCE    INTEREST    RATE
                                       --------   --------   ------   --------   --------   ------   --------   --------   ------
                                                                         (DOLLARS IN MILLIONS)
ASSETS
Interest-earning assets:
 Interest-earning deposits in other
   banks.............................  $    27      $  1      5.36%   $    26      $  1      5.27%   $    71      $  4      5.71%
 Mortgage-backed and other
   securities........................    2,347       126      5.36%     2,606       150      5.76%     2,802       162      5.75%
 Securities purchased under
   agreements to resell, agency
   discount notes, federal funds
   sold, and commercial paper........       66         3      4.94%        62         3      5.47%       333        18      5.51%
 Loans receivable and mortgage loans
   held for sale(1)..................    9,377       705      7.52%     7,610       583      7.66%     6,618       525      7.93%
 Other...............................       10         1      4.98%        13         1      4.80%         7        --      6.22%
                                       -------      ----              -------      ----              -------      ----
       Total interest-earning
        assets.......................   11,827      $836      7.07%    10,317      $738      7.16%     9,831      $709      7.21%
                                                    ====                           ====                           ====
Cash.................................      102                            100                            100
Other assets.........................    1,069                            924                            786
                                       -------                        -------                        -------
       Total assets..................  $12,998                        $11,341                        $10,717
                                       =======                        =======                        =======

LIABILITIES AND SHAREHOLDERS EQUITY
Interest-bearing liabilities:
 Deposits:
 Interest-bearing demand.............  $ 1,851      $ 56      3.04%   $ 1,177      $ 27      2.31%   $ 1,100      $ 26      2.40%
 Savings deposits....................      215         5      2.17%       215         5      2.25%       212         5      2.22%
 Time deposits.......................    6,052       318      5.25%     5,866       325      5.55%     5,416       300      5.54%
                                       -------      ----              -------      ----              -------      ----
       Total interest-bearing
        deposits.....................    8,118       379      4.66%     7,258       357      4.92%     6,728       331      4.92%
 Advances from the Federal Home Loan
   Bank..............................    2,683       139      5.19%     1,892       107      5.63%     1,277        79      6.19%
 Securities sold under repurchase
   agreements........................      112         5      4.98%       349        20      5.62%     1,297        68      5.24%
 Other borrowings....................      217        14      6.30%       203        11      5.53%       148        10      6.82%
                                       -------      ----              -------      ----              -------      ----
       Total interest-bearing
        liabilities..................   11,130      $537      4.83%     9,702      $495      5.10%     9,450      $488      5.17%
                                                    ====                           ====                           ====
Noninterest-bearing demand...........      111                             63                             61
Other liabilities....................      620                            726                            476
Stock issued by subsidiary...........      227                            197                             90
Shareholder's equity.................      910                            653                            640
                                       -------                        -------                        -------
       Total liabilities and
        shareholder's equity.........  $12,998                        $11,341                        $10,717
                                       =======                        =======                        =======
Net interest income..................               $299                           $243                           $221
                                                    ====                           ====                           ====
Net yield on interest-earning
 assets..............................                         2.53%                          2.36%                          2.25%
                                                              ====                           ====                           ====

---------------

(1) Nonaccruing loans are included in average loans receivable.

     The following table provides an analysis of the changes in net interest income attributable to changes in volume of interest-earning assets or interest-bearing liabilities and to changes in rates earned or paid:

                        VOLUME/RATE VARIANCE ANALYSIS(1)

                                              1999 COMPARED WITH 1998       1998 COMPARED WITH 1997
                                             --------------------------    --------------------------
                                             INCREASE (DECREASE) DUE TO    INCREASE (DECREASE) DUE TO
                                             --------------------------    --------------------------
                                             VOLUME     RATE     TOTAL     VOLUME     RATE     TOTAL
                                             -------    -----    ------    -------    -----    ------
                                                                   (IN MILLIONS)
Interest income:
  Interest-earning deposits in other
     banks.................................   $ --      $ --      $ --       $(2)     $ --      $(2)
  Mortgage-backed and other securities.....    (14)      (10)      (24)      (11)       --      (11)
  Securities purchased under agreements to
     resell, agency discount notes, federal
     funds sold, and commercial paper......     --        --        --       (15)       --      (15)
  Loans receivable and mortgage loans held
     for sale..............................    133       (11)      122        76       (19)      57
                                              ----      ----      ----       ---      ----      ---
          Total interest income............   $119      $(21)     $ 98       $48      $(19)     $29
                                              ====      ====      ====       ===      ====      ===
Interest expense:
  Deposits:
     Interest-bearing demand...............   $ 19      $ 10      $ 29       $ 2      $ (1)     $ 1
     Time deposits.........................     10       (17)       (7)       25        --       25
                                              ----      ----      ----       ---      ----      ---
          Total interest on deposits.......     29        (7)       22        27        (1)      26
  Advances from the Federal Home Loan
     Bank..................................     41        (9)       32        35        (8)      27
  Securities sold under repurchase
     agreements............................    (12)       (2)      (14)      (53)        5      (48)
  Other borrowings.........................      1         2         3         3        (2)       1
                                              ----      ----      ----       ---      ----      ---
          Total interest expense...........   $ 59      $(16)     $ 43       $12      $ (6)     $ 6
                                              ====      ====      ====       ===      ====      ===
Net interest income........................   $ 60      $ (5)     $ 55       $36      $(13)     $23
                                              ====      ====      ====       ===      ====      ===

---------------

(1) The change in interest income and expense due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

     The following table sets forth the carrying amount of mortgage-backed and other securities as of the dates indicated:

                              TYPES OF INVESTMENTS

                                                                    AT YEAR END
                                                              ------------------------
                                                               1999     1998     1997
                                                              ------   ------   ------
                                                                   (IN MILLIONS)
Held-to-Maturity:
  Mortgage-backed securities................................  $1,061   $1,413   $1,768
Available-for-Sale:
  Mortgage-backed securities................................   1,256      892      948
  Debt securities
     U.S. government........................................       7       --       --
     Corporate..............................................       2        3        3
  Equity securities, primarily
     Federal Home Loan Bank Stock...........................     166      177       86
                                                              ------   ------   ------
                                                              $2,492   $2,485   $2,805
                                                              ======   ======   ======

     The table below sets forth the maturities of mortgage-backed and other securities as of year end 1999:

         MATURITY DISTRIBUTION OF MORTGAGE-BACKED AND OTHER SECURITIES

                                                          MATURING
                              -----------------------------------------------------------------    VARIABLE/NO
                              WITHIN 1 YEAR      1-5 YEARS        5-10 YEARS     OVER 10 YEARS       MATURITY       TOTAL
                              --------------   --------------   --------------   --------------   --------------   CARRYING
                              AMOUNT   YIELD   AMOUNT   YIELD   AMOUNT   YIELD   AMOUNT   YIELD   AMOUNT   YIELD    VALUE
                              ------   -----   ------   -----   ------   -----   ------   -----   ------   -----   --------
                                                                  (DOLLARS IN MILLIONS)
Held-to-Maturity:
  Mortgage-backed
    securities..............  $  --      --    $  --      --    $  --      --    $  --      --    $1,061   5.08%    $1,061
Available-for-Sale:
  Mortgage-backed
    securities..............     --      --       --      --       --      --       --      --    1,256    6.11%     1,256
  Debt securities
    U.S. Government.........      7    4.64%      --      --       --      --       --      --       --      --          7
    Corporate...............     --      --       --      --        1    6.20%       1    7.02%      --      --          2
  Equity securities,
    primarily
    Federal Home Loan Bank
      stock.................     --      --       --      --       --      --       --      --      166    5.75%       166
                              -----            -----            -----            -----            ------            ------
                              $   7            $  --            $   1            $   1            $2,483            $2,492
                              =====            =====            =====            =====            ======            ======

     The following table shows the loan distribution for the Financial Services
Group:

                                 TYPES OF LOANS

                                                                   AT YEAR END
                                                    ------------------------------------------
                                                     1999     1998     1997     1996     1995
                                                    ------   ------   ------   ------   ------
                                                                  (IN MILLIONS)
Real estate mortgage..............................  $3,763   $4,105   $3,997   $3,784   $3,506
Construction and development (including
  residential)....................................   3,253    2,210    1,379    1,013      787
Commercial and business...........................   1,265    1,031      582      284      182
Consumer and other................................   1,121      827      565      393      356
Premiums, discounts and deferred fees, net........       7       15       19        8       (1)
                                                    ------   ------   ------   ------   ------
                                                     9,409    8,188    6,542    5,482    4,830
Less:
  Allowance for loan losses.......................     113       87       91       68       66
                                                    ------   ------   ------   ------   ------
                                                    $9,296   $8,101   $6,451   $5,414   $4,764
                                                    ======   ======   ======   ======   ======

     The table below presents the maturity distribution of loans (excluding real estate mortgage and consumer and other loans) outstanding at year-end 1999, based on scheduled repayments. The amounts due after one year, classified according to the sensitivity to changes in interest rates, are also provided.

       MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

                                                                            MATURING
                                                              ------------------------------------
                                                              WITHIN 1   1 TO 5   AFTER 5
                                                                YEAR     YEARS     YEARS    TOTAL
                                                              --------   ------   -------   ------
                                                                         (IN MILLIONS)
Construction and development (including residential)........   $2,915     $332      $ 6     $3,253
Commercial and business.....................................      793      461       11      1,265
                                                               ------     ----      ---     ------
                                                               $3,708     $793      $17     $4,518
                                                               ======     ====      ===     ======
Loans maturing after 1 year with:
  Fixed interest rates......................................   $   --     $ 40      $16     $   56
  Variable interest rates...................................       --      753        1        754
                                                               ------     ----      ---     ------
                                                               $   --     $793      $17     $  810
                                                               ======     ====      ===     ======

     Loans accounted for on a nonaccrual basis, accruing loans that are contractually past due 90 days or more, and restructured or other potential problem loans were 1.0 percent of total loans at year-end 1999, 0.7 percent of total loans at year-end 1998, 1.1 percent of total loans at year-end 1997, and less than two percent of total loans at year-end 1996 and 1995. The aggregate amounts and the interest income foregone on such loans are immaterial.

     The recorded investment in impaired loans was $78.9 million at December 31, 1999, and $13.4 at December 31, 1998, with a related allowance for loan losses of $34.3 million and $8.0 million, respectively. The average recorded investment in impaired loans during the years ended December 31, 1999 and 1998, was approximately $34.3 million and $23.5 million, respectively. The related amount of interest income recognized for the years ended December 31, 1999 and 1998, on impaired loans was immaterial.

     The following tables summarize activity in the allowance for loan losses and show the allocation of the allowance for loan losses by loan type:

                   ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

                                                             1999    1998   1997    1996   1995
                                                             ----    ----   ----    ----   ----
                                                                   (DOLLARS IN MILLIONS)
Balance at beginning of year...............................  $ 87    $91    $68     $66    $54
Charge-offs:
  Real estate mortgage.....................................   (16)    (6)    (5)     (6)    (4)
  Commercial and business..................................    (7)    --     (1)     (3)    (1)
  Consumer and other.......................................    (2)    (2)    (2)     (4)    (5)
                                                             ----    ---    ---     ---    ---
                                                              (25)    (8)    (8)    (13)   (10)
Recoveries:
  Real estate mortgage.....................................    --      3      1       2      1
  Commercial and business..................................    --     --     --      --      1
  Consumer and other.......................................     1     --      1       1      1
                                                             ----    ---    ---     ---    ---
                                                                1      3      2       3      3
                                                             ----    ---    ---     ---    ---
          Net charge-offs..................................   (24)    (5)    (6)    (10)    (7)
Additions charged to operations............................    38      1     (2)     13     15
Additions related to bulk purchases of loans, net of
  adjustments..............................................    12(a)  --     31(b)   (1)     4
                                                             ----    ---    ---     ---    ---
Balance at end of year.....................................  $113    $87    $91     $68    $66
                                                             ====    ===    ===     ===    ===
Ratio of net charge-offs during the year to average loans
  outstanding during the year..............................   .27%   .07%   .10%    .20%   .16%
                                                             ====    ===    ===     ===    ===

---------------

(a)  Principally related to the loan portfolio from the acquisition of Hemet.

(b) Principally related to the loan portfolio from the acquisition of Stockton Savings Bank, F.S.B.

                  ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
                             (DOLLARS IN MILLIONS)

                                                                    AT YEAR END
                       -----------------------------------------------------------------------------------------------------
                                1999                      1998                      1997                      1996
                       -----------------------   -----------------------   -----------------------   -----------------------
                                   PERCENT OF                PERCENT OF                PERCENT OF                PERCENT OF
                       AMOUNT OF    LOANS TO     AMOUNT OF    LOANS TO     AMOUNT OF    LOANS TO     AMOUNT OF    LOANS TO
                       ALLOWANCE   TOTAL LOANS   ALLOWANCE   TOTAL LOANS   ALLOWANCE   TOTAL LOANS   ALLOWANCE   TOTAL LOANS
                       ---------   -----------   ---------   -----------   ---------   -----------   ---------   -----------
Real estate
 mortgage............    $ 80           40%         $49           50%         $54           61%         $48           69%
Construction and
 development.........       5           35%           4           27%           7           21%           2           19%
Commercial and
 business............      11           13%          14           13%           4            9%           1            5%
Consumer and other...       5           12%           3           10%           3            9%           4            7%
Unallocated..........      12           --           17           --           23           --           13           --
                         ----          ---          ---          ---          ---          ---          ---          ---
                         $113          100%         $87          100%         $91          100%         $68          100%
                         ====          ===          ===          ===          ===          ===          ===          ===

                             AT YEAR END
                       -----------------------
                                1995
                       -----------------------
                                   PERCENT OF
                       AMOUNT OF    LOANS TO
                       ALLOWANCE   TOTAL LOANS
                       ---------   -----------
Real estate
 mortgage............     $53           73%
Construction and
 development.........       2           16%
Commercial and
 business............       1            4%
Consumer and other...       4            7%
Unallocated..........       6           --
                          ---          ---
                          $66          100%
                          ===          ===

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

     Loans receivable are assigned a risk rating to distinguish levels of credit risk and identify higher or unacceptable credit risks and deteriorating loan quality. These risk ratings are categorized as pass or criticized grade with the resultant allowance for loan losses based on this distinction. Certain loan portfolios are considered to be performance based and are graded by analyzing performance through assessment of delinquency status. The allowance for loan losses is comprised of a specific allowance based on criticized graded loans, a general allowance based on pass graded loans, and an unallocated allowance based on analysis of other environmental factors. The allowance for loan losses is increased by charges to income and by the portion of the purchase price related to credit risk on bulk purchases of loans and decreased by charge-offs, net of recoveries.

     Allowances established on the outstanding principal balance of criticized graded loans range from 5 percent to 35 percent on Substandard classified loans, 36 percent to 70 percent on Doubtful classified loans, and 100 percent on Loss classified loans. The Financial Services Group uses general allowances for pools of loans with relatively similar risks based on management's assessment of homogenous attributes, such as product types, markets, aging, and collateral. The Financial Services Group uses information on historic trends in delinquencies, charge-offs, and recoveries to identify unfavorable trends. The analysis considers adverse trends in the migration of classifications to be an early warning of potential problems that would indicate a need to increase loss provisions over historic levels. The unallocated allowance for loan losses is determined based on management's assessment of general economic conditions as well as specific economic factors in individual markets. The evaluation of the appropriate level of unallocated allowance considers current risk factors that may not be reflected in historical trends used to determine the allowance on criticized and pass graded loans. These factors may include inherent delays in obtaining information regarding a borrower's financial condition or changes in their unique business conditions; the judgmental nature of individual loan evaluations, collateral assessments and the interpretation of economic trends; volatility of economic or customer-specific conditions affecting the identification and estimation of losses for larger non-homogenous loans; and the sensitivity of assumptions used to establish general allowances for homogenous groups of loans. In addition, the unallocated allowance recognizes that ultimate knowledge of the loan portfolios may be incomplete.

     Deposits. The average amount of deposits and the average rates paid on noninterest-bearing demand deposits, interest-bearing demand deposits, savings deposits, and time deposits are presented on the schedule of average balance sheets and analysis of net interest spread of the Financial Services Group on page 9 hereof.

     The amount of time deposits of $100,000 or more and related maturities at year end 1999, are disclosed in Note E to Financial Services Group Summarized Financial Statements on page 57 of the Company's 1999 Annual Report to Shareholders.

     Return on Equity and Assets. The following table shows operating and capital ratios of the Financial Services Group for each of the last three years:

                          OPERATING AND CAPITAL RATIOS

                                                              1999    1998     1997
                                                              -----   -----   ------
Return on average assets....................................   0.93%   1.12%    1.04%
Return on average equity....................................  13.29%  19.48%   17.41%
Dividend payout ratio.......................................  57.85%  47.17%  246.72%
Equity to assets ratio......................................   7.00%   5.76%    5.97%

     Short-term borrowings. The following table shows short-term borrowings outstanding for the Financial Services Group:

                             SHORT-TERM BORROWINGS
                                 (IN MILLIONS)

                                                 WEIGHTED           MAXIMUM           AVERAGE          WEIGHTED
                                                 AVERAGE            AMOUNT            AMOUNT            AVERAGE
                                BALANCE AT   INTEREST RATE AT     OUTSTANDING       OUTSTANDING      INTEREST RATE
                                 YEAR END        YEAR END       DURING THE YEAR   DURING THE YEAR   DURING THE YEAR
                                ----------   ----------------   ---------------   ---------------   ---------------
1999
  Securities sold under
    agreements to
    repurchase................        --            --              $  223            $  112             5.0%
  Short-term FHLB advances....    $2,151           5.7%             $3,431            $2,683             5.2%
1998
  Securities sold under
    agreements to
    repurchase................        --            --              $1,255            $  349             5.6%
  Short-term FHLB advances....    $2,252           4.9%             $2,290            $1,382             5.4%
1997
  Securities sold under
    agreements to
    repurchase................    $  270           5.9%             $1,697            $1,297             5.2%
  Short-term FHLB advances....    $1,129           5.9%             $1,129            $  871             6.1%

---------------

Note: Certain short-term FHLB advances and securities sold under agreements to repurchase generally mature within 30 days of the transaction date. Average borrowings during the year were calculated based on daily balances.

     DISCONTINUED OPERATIONS. The Company's bleached paperboard operation produced various grades and weights of coated and uncoated paperboard for use in high-quality printing and publishing applications, greeting cards, office supplies, and foodware. In December 1999, the Company sold its bleached paperboard business, including the mill located in Evadale, Texas, to Westvaco Corporation for approximately $658 million, including adjustments for working capital. As part of the transaction, the Company entered into a long-term agreement with Westvaco to provide fiber to the Evadale mill at market rates. Based on current pricing, the Company expects revenue from this agreement to be approximately $40 to $45 million per year. The eucalyptus fiber project in Mexico, which was to be a source of hardwood fiber to the bleached paperboard mill, is expected to be sold during 2000.

     The Company sold bleached paperboard products to a large number of customers. During 1999, sales were made to customers in 37 states, Mexico, and Puerto Rico, as well as to independent distributors through which this operation's products were exported to Asia, Japan, Central America, and South America.

RAW MATERIALS

     The Company's main resource is timber, with approximately 2.2 million acres of timberland located in Texas, Louisiana, Alabama, and Georgia. In 1999, wood fiber required for the Company's paper and wood products operations was produced from these lands and as a by-product of its solid wood operations to the extent shown on the following chart:

                            WOOD FIBER REQUIREMENTS

                                                            PERCENTAGE
                                                             SUPPLIED
RAW MATERIAL                                                INTERNALLY
------------                                                ----------
Sawtimber................................................      60%
Pine Pulpwood............................................      65%
Hardwood Pulpwood........................................      35%

     The balance of the wood fiber required for these operations was purchased from numerous landowners and other lumber companies. With the sale of the bleached paperboard operation, the Company expects that the percentage of internally-supplied pine pulpwood and hardwood pulpwood will increase.

     Linerboard and corrugating medium are the principal materials used by Inland to make corrugated boxes. The mills at Rome, Georgia, and Orange, Texas, are solely linerboard mills. The Ontario, California, and Maysville, Kentucky, mills are traditionally linerboard mills, but can be used to manufacture corrugating medium. The Newport, Indiana, and New Johnsonville, Tennessee, mills are solely corrugating medium mills. The principal raw material used by the Rome, Georgia, and Orange, Texas, mills is virgin fiber. The Ontario, California; Newport, Indiana; and Maysville, Kentucky, mills use only old corrugated containers ("OCC"). The mill at New Johnsonville, Tennessee, uses a combination of virgin fiber and OCC. In 1999, OCC represented approximately 46 percent of the total fiber needs of the Company's containerboard operations. The price of OCC may exhibit volatility due to normal supply and demand fluctuations for the raw material and for the finished product. OCC is purchased by the Company and its competitors on the open market from numerous suppliers. Price fluctuations reflect the competitiveness of these markets. The Company's historical grade patterns produce more linerboard and less corrugating medium than is converted at the Company's box plants. The deficit of corrugating medium is obtained through open market purchases and/or trades and the excess linerboard is sold in the open market.

     Temple-Inland FPC obtains the gypsum for its wallboard operations in Fletcher, Oklahoma, from one outside source through a long-term purchase contract. At its gypsum wallboard plant in West Memphis, Arkansas, and the joint venture gypsum wallboard plant in Cumberland City, Tennessee, synthetic gypsum is used as a raw material. Synthetic gypsum is a by-product of coal-burning electrical power plants. The Company has entered into a long-term supply agreement for synthetic gypsum produced at a Tennessee Valley Authority electrical plant located adjacent to the Cumberland City plant. Synthetic gypsum acquired pursuant to this agreement will supply all the synthetic gypsum required by the Cumberland City plant and the West Memphis plant.

     In the opinion of management, the sources outlined above will be sufficient to supply the Company's raw material needs for the foreseeable future.

ENERGY

     Electricity and steam requirements at the Company's manufacturing facilities are either supplied by a local utility or generated internally through the use of a variety of fuels, including natural gas, fuel oil, coal, wood bark, and in some instances, waste products resulting from the manufacturing process. By utilizing these waste products and other wood by-products as a biomass fuel to generate electricity and steam, the Company was able to generate approximately 60 percent of its energy requirements at its mills in Rome, Georgia, and Orange, Texas, during 1999. In most cases where natural gas or fuel oil is used as a fuel, the Company's facilities possess a dual capacity enabling the use of either fuel as a source of energy.

     The natural gas needed to run the Company's natural gas fueled power boilers, package boilers, and turbine is acquired pursuant to a multiple vendor solicitation process that provides for the purchase of gas on an interruptible basis at favorable rates.

EMPLOYEES

     At January 1, 2000, the Company and its subsidiaries had approximately 14,400 employees. Approximately 4,400 of these employees are covered by collective bargaining agreements. These agreements generally run for a term of three to six years and have varying expiration dates. The following table summarizes certain information about the collective bargaining agreements that cover a significant number of employees:

LOCATION                   BARGAINING UNIT(S)          EMPLOYEES COVERED       EXPIRATION DATES
--------               --------------------------  --------------------------  ----------------
Linerboard Mill,       Paper, Allied-Industrial,   230 hourly Production       July 31, 2005
Orange, Texas          Chemical and Energy         Employees and 121 hourly
                       Workers Intl. ("PACE"),     Maintenance Employees
                       Local 1398, and PACE,
                       Local 391

Linerboard Mill,       PACE, Local 804,            312 hourly Production       July 31, 2006
Rome, Georgia          International Brotherhood   Employees, 38 Electrical
                       of Electrical Workers,      Maintenance Employees, and
                       Local 613, United           190 hourly Maintenance
                       Association of Journeymen   Employees
                       & Apprentices of the
                       Plumbing & Pipefitting
                       Industry of the U.S. and
                       Canada, Local 72, and
                       International Association
                       of Machinists & Aerospace
                       Workers, Local 414

Evansville, Indiana,   PACE, Local 1046, PACE,     112, 104, and 97 hourly     April 30, 2002
Louisville, Kentucky,  Local 1737,and PACE, Local  Production Employees,
and Middletown,        114, respectively           respectively
Ohio, Box Plants
("Northern Multiple")

Rome, Georgia, and     PACE Local 838 and PACE     146 and 104 hourly          December 1, 2003
Orlando, Florida, Box  Local 834, respectively     Production Employees,
Plants ("Southern                                  respectively
Multiple")

     The Company has additional collective bargaining agreements with the employees of various of its other box plants, mills, and building products plants. These agreements each cover a relatively small number of employees and are negotiated on an individual basis at each such facility.

     The Company considers its relations with its employees to be good.

ENVIRONMENTAL PROTECTION

     The operations conducted by the subsidiaries of the Company are subject to federal, state, and local provisions regulating the discharge of materials into the environment and otherwise related to the protection of the environment. Compliance with these provisions, primarily the Federal Clean Air Act, Clean Water Act,

Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986 ("CERCLA"), and Resource Conservation and Recovery Act ("RCRA"), has required the Company to invest substantial funds to modify facilities to assure compliance with applicable environmental regulations. Capital expenditures directly related to environmental compliance totaled approximately $33 million during 1999. This amount does not include capital expenditures for environmental control facilities made as part of major mill modernizations and expansions or capital expenditures made for another purpose that have an indirect benefit on environmental compliance.

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

     Future expenditures for environmental control facilities will depend on new laws and regulations and other changes in legal requirements and agency interpretations thereof, as well as technological advances. The Company expects the trend toward more stringent environmental regulation to continue for the foreseeable future. The trend in interpretation and application of existing regulations by regulatory authorities also appears to be toward increasing stringency, particularly under RCRA with respect to certain solid wastes generated at kraft mills. Given these uncertainties, the Company currently estimates that capital expenditures for environmental purposes during the period 2000 through 2002 will average approximately $20 million each year. The estimated expenditures could be significantly higher if more stringent laws and regulations are implemented.

     On April 15, 1998, the U.S. Environmental Protection Agency (the "EPA") issued extensive regulations governing air and water emissions from the pulp and paper industry (the "Cluster Rule"). Compliance with various phases of the Cluster Rule will be required at certain intervals over the next few years. According to the EPA, the technology standards in the Cluster Rule will cut the industry's toxic air pollutant emissions by almost 60 percent from current levels and virtually eliminate all dioxin discharged from pulp, paper, and paperboard mills into rivers and other surface waters. The rule also provides incentives for individual mills to adopt technologies that will lead to further reductions in toxic pollutant discharges. The estimated capital expenditures disclosed above do not include expenditures that may be needed to comply with the Cluster Rule. Based upon its interpretation of the Cluster Rule as issued, the Company currently estimates that compliance with the rule may require modifications at several facilities. Some of these modifications can be included in modernization projects that will provide economic benefits to the Company. Excluding these investments, the Company has incurred approximately $1 million toward Cluster Rule compliance through the end of 1999, excluding such expenditures related to discontinued operations, and expects that remaining expenditures related to Cluster Rule compliance will not exceed an additional $20 million by the initial compliance deadline of April 15, 2001.

     New effluent (water) quality standards for unbleached paper mills were not included in the phase I Cluster Rule as promulgated. These standards are expected to be promulgated between 2000 and 2002. Also not included in the phase I Cluster Rule was the proposed Maximum Achievable Control Technology ("MACT") II Standard for the control of hazardous air pollutant emissions from pulp and paper mill combustion sources. The timeline for final promulgation of the MACT II Standard for the control of hazardous air pollutant emissions is uncertain at this time pending resolution of substantive issues raised during the public comment period and as subsequently addressed by industry stakeholder groups. Preliminary estimates indicate that the Company could be required to make total capital expenditures of up to $40 million over the next few years following issuance of these final rules.

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

     The corrugated packaging industry is highly competitive with almost 1,500 box plants in the United States. Box plants operated by Inland and its subsidiaries accounted for approximately 8.1 percent of total industry shipments during 1999. Although corrugated packaging is dominant in the national distribution process, Inland's products also compete with various other packaging materials, including products made of paper, plastics, wood, and metals.

     In the building materials markets, the Building Products Group competes with many companies that are substantially larger and have greater resources in the manufacturing of building materials.

     The Financial Services Group competes with commercial banks, savings and loan associations, mortgage banks, and other lenders in its mortgage banking and savings bank activities, and with real estate investment and management companies in its real estate activities. The financial services industry is a highly competitive business, and a number of entities with which the Company competes have greater resources.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below are the names, ages, and titles of the persons who serve as executive officers of the Company:

NAME                                    AGE                   OFFICE
----                                    ---                   ------
Kenneth M. Jastrow, II................  52    Chairman of the Board and Chief
                                              Executive Officer
William B. Howes......................  62    Executive Vice President
Harold C. Maxwell.....................  59    Executive Vice President
Bart J. Doney.........................  50    Group Vice President
Kenneth R. Dubuque....................  51    Group Vice President
James C. Foxworthy....................  48    Group Vice President
Jack C. Sweeny........................  53    Group Vice President
M. Richard Warner.....................  48    Chief Administrative Officer, Vice
                                                President, and General Counsel
Randall D. Levy.......................  49    Chief Financial Officer
David H. Dolben.......................  64    Vice President and Chief Accounting
                                                Officer
Louis R. Brill........................  58    Vice President, Controller
David W. Turpin.......................  49    Treasurer
Leslie K. O'Neal......................  44    Assistant General Counsel and
                                              Secretary

     Kenneth M. Jastrow, II became Chairman of the Board and Chief Executive Officer of the Company on January 1, 2000. Mr. Jastrow previously served the Company in various capacities since 1991, including Chief

Financial Officer and Group Vice President. He also serves as Chairman of the Board and Chief Executive Officer of Financial Services, Chairman of the Board of Guaranty, and a Director of each of Temple-Inland FPC and Inland.

     William B. Howes, who was named Executive Vice President and a Director in August 1996, became a Group Vice President of the Company and the Chairman of the Board and Chief Executive Officer of Inland in July 1993 after serving as the President and Chief Operating Officer of Inland since April 1992. From August 1990 until April 1992, Mr. Howes was the Executive Vice President of Inland.

     Harold C. Maxwell became Executive Vice President of the Company in February 2000 after serving as Group Vice President since May 1989. In March 1998, Mr. Maxwell was named Chairman of the Board, President, and Chief Executive Officer of Temple-Inland FPC after having served as Group Vice President -- Building Products of Temple-Inland FPC since November 1982.

     Bart J. Doney became Group Vice President of the Company in February 2000. Mr. Doney has served Inland as Executive Vice President, Packaging since June 1998, Senior Vice President from 1996 until 1998, and Vice President, Sales and Administration, Containerboard Division from 1990 to 1996.

     Kenneth R. Dubuque became Group Vice President of the Company in February 2000. In October 1998, Mr. Dubuque was named President and Chief Executive Officer of Guaranty. From 1996 until 1998, Mr. Dubuque served as Executive Vice President and Manager -- International Trust and Investment of Mellon Bank Corporation. From 1991 until 1996, he served as Chairman, President and Chief Executive Officer of the Maryland, Virginia, and Washington, D.C., operating subsidiary of Mellon Bank Corporation.

     James C. Foxworthy became Group Vice President of the Company in February 2000. Mr. Foxworthy also serves as Executive Vice President, Paperboard of Inland, a position he has held since June 1998. From 1995 until 1998, he served as Senior Vice President of Inland.

     Jack C. Sweeny became a Group Vice President of the Company in May 1996. He also serves as Executive Vice President, Forest/Solid Wood and a Director of Temple-Inland FPC. From November 1982 through May 1996, Mr. Sweeny served as Vice President -- Operations of the Building Products Division of Temple-Inland FPC.

     M. Richard Warner became Vice President and General Counsel of the Company in June 1994 and was named Chief Administrative Officer in May 1999.

     Randall D. Levy became Chief Financial Officer of the Company in May 1999. Mr. Levy joined Guaranty in 1989 serving in various capacities, including Treasurer and most recently as Chief Operating Officer since 1994.

     David H. Dolben became Vice President and Chief Accounting Officer of the Company in May 1987. Mr. Dolben also serves as Vice President, Treasurer, and a Director of Temple-Inland FPC and a Director of Inland.

     Louis R. Brill became Vice President, Controller of the Company in December 1999. Before joining the Company in 1999, Mr. Brill was a partner of Ernst & Young LLP for 25 years.

     David W. Turpin became Treasurer of the Company in June 1991. Mr. Turpin also serves as the Executive Vice President and Chief Financial Officer of Lumbermen's Investment Corporation, a real estate subsidiary of the Company.

     Leslie K. O'Neal became Secretary of the Company in February 2000 after serving as Assistant Secretary since 1995. Ms. O'Neal also serves as Assistant General Counsel of the Company, a position she has held since 1985. Ms. O'Neal also serves as Secretary of various subsidiaries of the Company.

     Officers are elected at the Company's Annual Meeting of Directors to serve until their successors have been elected and have qualified or as otherwise provided in the Company's Bylaws.

ITEM 2. PROPERTIES

     The Company owns and operates manufacturing facilities throughout the United States, three box plants in Mexico, and box plants in Chile and Puerto Rico. Additional descriptions as of year-end of selected properties are set forth in the following charts:

                              CONTAINERBOARD MILLS

                                                                              RATED
                                                                   NO. OF     ANNUAL       1999
LOCATION                                              PRODUCT     MACHINES   CAPACITY   PRODUCTION
--------                                             ----------   --------   --------   ----------
                                                                                   (IN TONS)
Ontario, California................................  Linerboard      1       365,000     334,331
Rome, Georgia......................................  Linerboard      2       795,000     793,314
Orange, Texas......................................  Linerboard      2       545,000     593,593
Maysville, Kentucky................................  Linerboard      1       425,000     408,625
Newport, Indiana*..................................  Medium          1       285,000     267,028
New Johnsonville, Tennessee........................  Medium          1       265,000     259,340

---------------

* As part of a joint venture, the Company is in the process of converting this mill for the production of gypsum wallboard facing paper.

                          CORRUGATED CONTAINER PLANTS*

                                                                               DATE
                                                              CORRUGATOR    ACQUIRED OR
LOCATION                                                         SIZE       CONSTRUCTED
--------                                                      -----------   -----------
Fort Smith, Arkansas........................................   87inches        1978
Fort Smith, Arkansas(1)***..................................     None          1996
Bell, California............................................   97inches        1974
El Centro, California(1)....................................   87inches        1990
Ontario, California.........................................   87inches        1985
Santa Fe Springs, California................................   97inches        1973
Tracy, California**.........................................   87inches        1979
Wheat Ridge, Colorado.......................................   87inches        1970
Orlando, Florida............................................   98inches        1955
                                                              87inches &
Rome, Georgia**.............................................   98inches        1955
Chicago, Illinois...........................................   87inches        1958
Crawfordsville, Indiana.....................................   98inches        1972
Evansville, Indiana.........................................   98inches        1938
Garden City, Kansas.........................................   98inches        1981
Kansas City, Kansas.........................................   87inches        1981
Louisville, Kentucky........................................   92inches        1958
Minden, Louisiana...........................................   98inches        1978
Minneapolis, Minnesota......................................   87inches        1959
Hattiesburg, Mississippi....................................   87inches        1965
St. Louis, Missouri.........................................   87inches        1963
Middlesex, New Jersey(1)***.................................     None          1999
Spotswood, New Jersey.......................................   87inches        1964
Middletown, Ohio............................................   98inches        1929
Streetsboro, Ohio...........................................   98inches        1997
Biglerville, Pennsylvania...................................   98inches        1932
Hazleton, Pennsylvania......................................   98inches        1976
Vega Alta, Puerto Rico......................................   87inches        1977
Lexington, South Carolina...................................   98inches        1973
Rock Hill, South Carolina...................................   87inches        1972
Elizabethton, Tennessee.....................................   98inches        1982
Elizabethton, Tennessee(1)***...............................     None          1990
Nashville, Tennessee(1)***..................................     None          1998
Dallas, Texas...............................................   98inches        1962
Edinburg, Texas.............................................   87inches        1988
Petersburg, Virginia........................................   87inches        1991
Petersburg, Virginia(1)***..................................     None          1998
San Jose Iturbide, Mexico...................................   87inches        1994
Monterrey, Mexico...........................................   87inches        1994
Los Mochis, Sinaloa, Mexico.................................   80inches        1997
Santiago, Chile.............................................   87inches        1995

---------------

* The annual capacity of Inland's box plants is not given because such annual capacity is a function of the product mix, customer requirements and the type of converting equipment installed and operating at each plant, each of which varies from time to time.

** The Tracy, California, and Rome, Georgia, plants each contain two corrugators.

*** Sheet plants.

(1) Leased facilities.

     Additionally, Inland owns a graphics resource center in Indianapolis, Indiana, that has a 100" preprint press and also leases 50 warehouses located throughout much of the United States. Inland owns specialty converting plants in Santa Fe Springs, California; Harrington, Delaware; Indianapolis, Indiana; and Leominster, Massachusetts, and leases specialty converting plants in Buena Park, Santa Fe Springs, and Ontario, California; and Rural Hall, North Carolina.

                               BUILDING PRODUCTS

                                                                               RATED
                                                                              ANNUAL
              DESCRIPTION                         LOCATION                   CAPACITY
              -----------                         --------                ---------------
                                                                          (IN MILLIONS OF
                                                                            BOARD FEET)
Lumber.................................  Diboll, Texas                          150*
Lumber.................................  Pineland, Texas                         95**
Lumber.................................  Buna, Texas                            170
Lumber.................................  Rome, Georgia                          115
Lumber.................................  DeQuincy, Louisiana                    145

---------------

 *  Includes separate finger jointing capacity of 10 million board feet.

 ** During the first half of 2001, this facility will be replaced with a state-of-the-art sawmill.

                                                                               RATED
                                                                              ANNUAL
DESCRIPTION                                       LOCATION                   CAPACITY
-----------                                       --------                ---------------
                                                                          (IN MILLIONS OF
                                                                           SQUARE FEET)
Fiberboard.............................  Diboll, Texas                          460
Particleboard..........................  Monroeville, Alabama                   150
Particleboard..........................  Thomson, Georgia                       145
Particleboard..........................  Diboll, Texas                          140
Particleboard..........................  Hope, Arkansas                         220
Particleboard(1).......................  Mt. Jewett, Pennsylvania               200
Plywood................................  Pineland, Texas                        265**
Gypsum Wallboard.......................  West Memphis, Arkansas                 400
Gypsum Wallboard.......................  Fletcher, Oklahoma                     466
Gypsum Wallboard*......................  McQueeney, Texas                       380
Gypsum Wallboard*......................  Cumberland City, Tennessee             700
Medium Density Fiberboard..............  Clarion, Pennsylvania                  135
Medium Density Fiberboard..............  Pembroke, Ontario, Canada              135
Medium Density Fiberboard*.............  El Dorado, Arkansas                    150
Medium Density Fiberboard(1)...........  Mt. Jewett, Pennsylvania               100
Fiber-cement*..........................  Waxahachie, Texas                      126

---------------

 * The table shows the full capacity of this facility that is owned by a joint venture in which a subsidiary of the Company has a 50 percent interest.

 ** As part of the Company's plans for the Pineland complex, which are expected to be completed in the first half of 2001, this facility will be limited to the production of veneer.

(1) Leased facilities.

                            TIMBER AND TIMBERLANDS*
                                   (IN ACRES)

Pine Plantations............................................  1,423,507
Natural Pine................................................    123,083
Hardwood....................................................    126,925
Special Use/Non-Forested....................................    485,592
                                                              ---------
          Total.............................................  2,159,107
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

     The Company also owns 381,000 mineral acres in Texas and Louisiana. Revenue from lease and production activities on these acres totaled $5.4 million in 1999. Additionally, the Company owns 395,830 mineral acres in Alabama and Georgia, which produced no lease or production revenue in 1999.

     At year end 1999, property and equipment having a net book value of approximately $56 million were subject to liens in connection with $87 million of debt.

ITEM 3. LEGAL PROCEEDINGS

GENERAL

     The Company and its subsidiaries are involved in various legal proceedings that have arisen from time to time in the ordinary course of business. In the opinion of the Company's management, such proceedings will not be material to the business or financial condition of the Company and its subsidiaries.

ENVIRONMENTAL

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     The information concerning market prices of the Company's Common Stock required by this item is incorporated by reference from page 46 of the Company's 1999 Annual Report to Shareholders furnished to the Securities and Exchange Commission pursuant to Rule 14a-3(b).

SHAREHOLDERS

     The Company's stock transfer records indicated that as of March 8, 2000, there were approximately 6,258 holders of record of the Common Stock.

DIVIDEND POLICY

     On February 4, 2000, the Board of Directors declared a quarterly dividend on the Common Stock of $0.32 per share payable on March 15, 2000, to shareholders of record on March 1, 2000. The quarterly dividend has been $0.32 per share since the dividend paid September 13, 1996. The Board will review its dividend policy periodically, and the declaration of dividends will necessarily depend upon earnings and financial requirements of the Company and other factors within the discretion of its Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA

     The information required by this item is incorporated by reference from page 46 of the Company's 1999 Annual Report to Shareholders furnished to the Securities and Exchange Commission pursuant to Rule 14a-3(b).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is incorporated by reference from pages 37 through 46 of the Company's 1999 Annual Report to Shareholders furnished to the Securities and Exchange Commission pursuant to Rule 14a-3(b).

     Management's Discussion and Analysis of Financial Condition and Results of Operations that is incorporated by reference into this item contains forward-looking statements that involve risks and uncertainties. The actual results achieved by Temple-Inland may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include general economic, market, or business conditions; the opportunities (or lack thereof) that may be presented to and pursued by Temple-

Inland and its subsidiaries; the availability and price of raw materials used by Temple-Inland and its subsidiaries; competitive actions by other companies; changes in laws or regulations; and other factors, many of which are beyond the control of Temple-Inland and its subsidiaries.

ITEM 7.A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK INTEREST RATE RISK

     The Company is subject to interest rate risk from the utilization of financial instruments such as adjustable-rate debt and other borrowings, as well as the lending and deposit-gathering activities of the Financial Services Group. The following table illustrates the estimated impact on pre-tax income of immediate, parallel, and sustained shifts in interest rates for the subsequent 12-month period at year end 1999, with comparative information at year end 1998:

                                                    INCREASE/(DECREASE) IN
                                                            INCOME
                                                         BEFORE TAXES
CHANGE IN                                           ----------------------
INTEREST RATES                                       1999           1998
--------------                                      -------        -------
                                                        (IN MILLIONS)
+2%...............................................   $ (1)          $(26)
+1%...............................................   $ --           $ (1)
 0................................................   $ --           $ --
-1%...............................................   $ (1)          $ 10
-2%...............................................   $(16)          $ 29

     The change in exposure to interest rate risk from year end 1998 is due primarily to a decrease in the Company's adjustable-rate debt obligations and the diminishing impact at Guaranty of interest rate hedge contracts that have matured or are significantly closer to maturity.

     Additionally, the fair value of the Financial Services Group's mortgage servicing rights (estimated at $329 million at year end 1999) is also affected by changes in interest rates. The Company estimates that a one percent decline in interest rates from year-end levels would decrease the fair value of the mortgage servicing rights by approximately $47 million.

FOREIGN CURRENCY RISK

     The Company's exposure to foreign currency fluctuations on its financial instruments is not material because most of these instruments are denominated in U.S. dollars.

COMMODITY PRICE RISK

     The Company has no significant financial instruments subject to commodity price risks.

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

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from pages 12 through 19 of the Company's Definitive Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference from pages 2 through 5 of the Company's Definitive Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference from pages 8 and 9 of the Company's Definitive Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents Filed as Part of Report.

1. FINANCIAL STATEMENTS

                                                                PAGE
ITEM                                                           NUMBER
----                                                           ------
Temple-Inland Inc. and Subsidiaries
  Report of Independent Auditors............................      75
  Consolidated Statements of Income -- for the years 1999,
     1998, and 1997.........................................      61
  Consolidating Balance Sheets at year end 1999 and 1998....      63
  Consolidated Statements of Shareholders' Equity -- for the
     years 1999, 1998, and 1997.............................      64
  Consolidated Statements of Cash Flows -- for the years
     1999, 1998, and 1997...................................      62
  Notes to Consolidated Financial Statements................   65-74
Parent Company (Temple-Inland Inc.)
  Summarized Statements of Income -- for the years 1999,
     1998, and 1997.........................................      47
  Summarized Balance Sheets at year end 1999 and 1998.......      48
  Summarized Statements of Cash Flows -- for the years 1999,
     1998, and 1997.........................................      49
  Notes to the Parent Company (Temple-Inland Inc.)
     Summarized Financial Statements........................   49-51
Financial Services Group
  Summarized Statements of Income -- for the years 1999,
     1998, and 1997.........................................      52
  Summarized Balance Sheets at year end 1999 and 1998.......      53
  Summarized Statements of Cash Flows -- for the years 1999,
     1998, and 1997.........................................      53
  Notes to Financial Services Group Summarized Financial
     Statements.............................................   54-60

     All financial statements listed in this item are incorporated herein by reference from the Company's 1999 Annual Report to Shareholders for the fiscal year ended January 1, 2000, and filed for purposes of those portions so incorporated as Exhibit 13. Page numbers refer to page numbers in the Company's 1999 Annual Report to Shareholders.

2. FINANCIAL STATEMENT SCHEDULE

     The following Financial Statement Schedule of the Company required by Regulation S-X and excluded from the Annual Report to Shareholders for the year ended January 1, 2000, is filed herewith at the page indicated.

                                                                PAGE
ITEM                                                           NUMBER
----                                                           ------
Temple-Inland Inc. and Subsidiaries
  Schedule II -- Valuation and Qualifying Accounts..........     33

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are inapplicable and, therefore, have been omitted.

3. EXHIBITS

        EXHIBIT
         NUMBER                                    EXHIBIT
        -------                                    -------
          3.01           -- Certificate of Incorporation of the Company(1), as
                            amended effective May 4, 1987(2), as amended effective
                            May 4, 1990(3)
          3.02           -- By-laws of the Company as amended and restated May 3,
                            1991(18)
          4.01           -- Form of Specimen Common Stock Certificate of the
                            Company(4)
          4.02           -- Indenture dated as of September 1, 1986, between the
                            Registrant and Chemical Bank, as Trustee(5), as amended
                            by First Supplemental Indenture dated as of April 15,
                            1988, as amended by Second Supplemental Indenture dated
                            as of December 27, 1990(12), and as amended by Third
                            Supplemental Indenture dated as of May 9, 1991(13)
          4.03           -- Form of Specimen Medium-Term Note of the Company(5)
          4.04           -- Form of Fixed-rate Medium Term Note, Series B, of the
                            Company(12)
          4.05           -- Form of Floating-rate Medium Term Note, Series B, of the
                            Company(12)
          4.06           -- Form of 9% Note due May 1, 2001, of the Company(15)
          4.07           -- Form of Fixed-rate Medium Term Note, Series D, of the
                            Company(14)
          4.08           -- Form of Floating-rate Medium Term Note, Series D, of the
                            Company(14)
          4.09           -- Certificate of Designation, Preferences and Rights of
                            Series A Junior Participating Preferred Stock, dated
                            February 16, 1989(6)
          4.10           -- Rights Agreement, dated February 20, 1999, between the
                            Company and First Chicago Trust Company of New York, as
                            Rights Agent(7)
          4.11           -- Form of 7.25% Note due September 15, 2004, of the
                            Company(16)
          4.12           -- Form of 8.25% Debenture due September 15, 2022, of the
                            Company(16)
          4.13           -- Form of Fixed-rate Medium Term Note, Series F, of the
                            Company (23)
          4.14           -- Form of Floating-rate Medium Term Note, Series F, of the
                            Company (23)
         10.01*          -- 1988 Stock Option Plan for Key Employees and Directors of
                            Temple-Inland Inc. and its Subsidiaries(8)
         10.02*          -- Form of Nonqualified Option Agreement under the 1988
                            Stock Option Plan(8)
         10.03*          -- Temple-Inland Inc. Incentive Stock Plan(1), as amended
                            May 6, 1988(9), as amended February 7, 1992(18)
         10.04*          -- Form of Incentive Shares Agreement(10)

        EXHIBIT
         NUMBER                                    EXHIBIT
        -------                                    -------
         10.05           -- Assistance Agreement dated September 30, 1988, among the
                            Federal Savings and Loan Insurance Corporation; Guaranty
                            Federal Savings Bank, Dallas, Texas; Guaranty Holdings
                            Inc. I; Guaranty Holdings Inc. II; Temple-Inland Inc.;
                            Mason Best Company; and Trammell Crow Ventures 3,
                            Ltd.(11)
         10.06*          -- Temple-Inland Inc. 1993 Stock Option Plan(17)
         10.07*          -- Temple-Inland Inc. 1993 Restricted Stock Plan(17)
         10.08           -- Stock Purchase Agreement and Agreement and Plan of
                            Reorganization by and among Guaranty, Guaranty Holdings
                            Inc. I ("GHI"), Lone Star Technologies, Inc. ("LST"), and
                            LSST Financial Services Corporation ("LSST Financial"),
                            dated as of February 16, 1993(19)
         10.09           -- First Amendment to Stock Purchase agreement and Agreement and Plan of Reorganization by and among Guaranty, GHI,
                            LST and LSST Financial, dated as of April 2, 1993(19)
         10.10           -- Second Amendment to Stock Purchase Agreement and
                            Agreement and Plan of Reorganization by and among
                            Guaranty, GHI, LST and LSST Financial, dated as of August
                            31, 1993(19)
         10.11           -- Third Amendment to Stock Purchase Agreement and Agreement
                            and Plan of Reorganization by and among Guaranty, GHI,
                            LST and LSST Financial, dated as of September 30,
                            1993(19)
         10.12           -- Holdback Escrow Agreement by and among LST, Guaranty, and
                            Bank One, Texas, N.A. dated as of November 12, 1993(19)
         10.13           -- Termination Agreement by and among Federal Deposit
                            Insurance Corporation, as Manager of the FSLIC Resolution
                            Fund, Guaranty Federal Bank, F.S.B., Guaranty Holdings
                            Inc. I, and Temple-Inland Inc., dated as of October 31,
                            1995(20)
         10.14           -- GFB Tax Agreement by and among Federal Deposit Insurance
                            Corporation, as Manager of the FSLIC Resolution Fund,
                            Guaranty Federal Bank, F.S.B., Guaranty Holdings Inc. I,
                            and Temple-Inland Inc., dated as of October 31, 1995(20)
         10.15           -- Termination Agreement by and among Federal Deposit
                            Insurance Corporation, as Manager of the FSLIC Resolution
                            Fund, Guaranty Federal Bank, F.S.B., the surviving
                            institution resulting from the merger of American Federal
                            Bank, F.S.B. with and into Guaranty, which subsequently
                            became the successor-in-interest to LSST Financial
                            Services Corporation, Guaranty Holdings Inc. I, and
                            Temple-Inland Inc., dated as of October 31, 1995(20)
         10.16           -- AFB Tax Agreement by and among Federal Deposit Insurance
                            Corporation, as Manager of the FSLIC Resolution Fund,
                            Guaranty Federal Bank, F.S.B., the surviving institution
                            resulting from the merger of American Federal Bank,
                            F.S.B. with and into Guaranty, which subsequently became
                            the successor-in-interest to LSST Financial Services
                            Corporation, Guaranty Holdings Inc. I, and Temple-Inland
                            Inc., dated as of October 31, 1995(20)
         10.17           -- Agreement and Plan of Merger by and among Temple-Inland
                            Inc., California Financial Holding Company, Guaranty
                            Federal Bank, F.S.B., and Stockton Savings Bank, F.S.B.,
                            dated as of December 8, 1996(21)
         10.18*          -- Temple-Inland Inc. 1997 Stock Option Plan(22), as amended
                            May 7, 1999(26)
         10.19*          -- Temple-Inland Inc. 1997 Restricted Stock Plan(22)
         10.20           -- Agreement and Plan of Merger by and among Temple-Inland
                            Inc., HF Bancorp, Inc., Guaranty Federal Bank, F.S.B.,
                            and Hemet Federal Savings and Loan Association, dated as
                            of November 14, 1998(24)

        EXHIBIT
         NUMBER                                    EXHIBIT
        -------                                    -------
         10.21           -- Asset Purchase Agreement dated October 3, 1999, by and
                            among Westvaco Corporation and Temple-Inland Forest
                            Products Corporation, Inland Eastex Extrusion Company,
                            Temple-Inland Recaustisizing Company, Temple-Inland
                            Recovery Company, Temple-Inland Stores Company(25)
         11              -- Statement re: Computation of Per Share Earnings for the
                            three years ended January 1, 2000(27)
         13              -- Annual Report to Shareholders for the year ended January
                            1, 2000. Such Report is not deemed to be filed with the
                            Commission as part of this Annual Report on Form 10-K,
                            except for the portions thereof expressly incorporated by
                            reference(27)
         21              -- Subsidiaries of the Company(27)
         23              -- Consent of Ernst & Young LLP(27)
         27              -- Financial Data Schedule(27)

---------------

  *  Management contract or compensatory plan or arrangement.

 (1) Incorporated by reference to Registration Statement No. 2-87570 on Form S-1 filed by the Company with the Commission.

 (2) Incorporated by reference to Post-effective Amendment No. 2 to Registration Statement No. 2-88202 on Form S-8 filed by the Company with the Commission.

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

(19) Incorporated by reference to the Company's Form 8-K filed with the Commission on November 24, 1993.

(20) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

(21) Incorporated by reference to Registration Statement on Form S-4 (No. 333-21937) filed by the Company with the Commission.

(22) Incorporated by reference to the Company's Definitive Proxy Statement in connection with the Annual Meeting of Shareholders held May 2, 1997, and filed with the Commission on March 17, 1997.

(23) Incorporated by reference to the Company's Form 8-K filed with the Commission on June 2, 1998.

(24) Incorporated by reference to Registration Statement on Form S-4 (No. 333-71699) filed by the Company with the Commission.

(25) Incorporated by reference to the Company's Form 8-K filed with the Commission on October 6, 1999.

(26) Incorporated by reference to the Company's Definitive Proxy Statement in connection with the Annual Meeting of Shareholders held May 7, 1999, and filed with the Commission on March 26, 1999

(27) Filed herewith.

     (b) Reports on Form 8-K.

     On October 6, 1999, the Company filed a Current Report on Form 8-K to report that it entered into an Asset Purchase Agreement to sell its bleached paperboard business, including the mill located in Evadale, Texas, to Westvaco Corporation.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned thereunto authorized, on March 24, 2000.

                                            TEMPLE-INLAND INC.
                                            (Registrant)

                                            By: /s/ KENNETH M. JASTROW, II
                                              ----------------------------------
                                                    Kenneth M. Jastrow, II
                                                  Chairman of the Board and
                                                   Chief Executive Officer

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

                      SIGNATURE                                   CAPACITY                   DATE
                      ---------                                   --------                   ----

             /s/ KENNETH M. JASTROW, II                Director, Chairman of the        March 24, 2000
-----------------------------------------------------    Board, and Chief Executive
               Kenneth M. Jastrow, II                    Officer

                 /s/ RANDALL D. LEVY                   Chief Financial Officer          March 24, 2000
-----------------------------------------------------
                   Randall D. Levy

                 /s/ DAVID H. DOLBEN                   Vice President and Chief         March 24, 2000
-----------------------------------------------------    Accounting Officer
                   David H. Dolben

                  /s/ ROBERT CIZIK                     Director                         March 24, 2000
-----------------------------------------------------
                    Robert Cizik

                /s/ ANTHONY M. FRANK                   Director                         March 24, 2000
-----------------------------------------------------
                  Anthony M. Frank

                /s/ WILLIAM B. HOWES                   Director                         March 24, 2000
-----------------------------------------------------
                  William B. Howes

                 /s/ BOBBY R. INMAN                    Director                         March 24, 2000
-----------------------------------------------------
                   Bobby R. Inman

                /s/ JAMES A. JOHNSON                   Director                         March 24, 2000
-----------------------------------------------------
                  James A. Johnson

                  /s/ W. ALLEN REED                    Director                         March 24, 2000
-----------------------------------------------------
                    W. Allen Reed

               /s/ HERBERT A. SKLENAR                  Director                         March 24, 2000
-----------------------------------------------------
                 Herbert A. Sklenar

                 /s/ WALTER P. STERN                   Director                         March 24, 2000
-----------------------------------------------------
                   Walter P. Stern

                /s/ ARTHUR TEMPLE III                  Director                         March 24, 2000
-----------------------------------------------------
                  Arthur Temple III

                      SIGNATURE                                   CAPACITY                   DATE
                      ---------                                   --------                   ----

                /s/ CHARLOTTE TEMPLE                   Director                         March 24, 2000
-----------------------------------------------------
                  Charlotte Temple

                 /s/ LARRY E. TEMPLE                   Director                         March 24, 2000
-----------------------------------------------------
                   Larry E. Temple

                                  SCHEDULE II
                      TEMPLE-INLAND INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN MILLIONS)

                                                                       CHARGED
                                           BALANCE AT    CHARGED TO   TO OTHER                   BALANCE
                                          BEGINNING OF   COSTS AND    ACCOUNTS-   DEDUCTIONS-    AT END
                                             PERIOD       EXPENSES    DESCRIBE     DESCRIBE     OF PERIOD
                                          ------------   ----------   ---------   -----------   ---------
For the year 1999:
  Deducted from accounts receivable:
     Allowance for doubtful accounts....      $ 10          $ 6          $--         $  6(A)      $ 10
     Allowance for loan losses..........        87           38           13(B)        25(A)       113
     Allowance for unrealized losses on
       available-for-sale securities....        (3)          --           --          (22)(D)       19
     Allowance for mortgage servicing
       rights...........................        17          (16)          --           --            1
                                              ----          ---          ---         ----         ----
          Totals........................      $111          $28          $13         $  9         $143
                                              ====          ===          ===         ====         ====
For the year 1998:
  Deducted from accounts receivable:
     Allowance for doubtful accounts....      $  7          $ 5           --         $  2(A)      $ 10
     Allowance for loan losses..........        91            1           --            5(A)        87
     Allowance for unrealized losses on
       available-for-sale securities....         5            1           (9)(C)       --           (3)
     Allowance for mortgage servicing
       rights...........................        --           17           --           --           17
                                              ----          ---          ---         ----         ----
          Totals........................      $103          $24          $(9)        $  7         $111
                                              ====          ===          ===         ====         ====
For the year 1997:
  Deducted from accounts receivable:
     Allowance for doubtful accounts....      $  7          $ 7           --         $  7(A)      $  7
     Allowance for loan losses..........        68           (1)          30(B)         6(A)        91
     Allowance for unrealized losses on
       available-for-sale securities....        12           (2)          (5)(C)       --            5
                                              ----          ---          ---         ----         ----
          Totals........................      $ 87          $ 4          $25         $ 13         $103
                                              ====          ===          ===         ====         ====

---------------

(A) Uncollectible accounts written off, net of recoveries.

(B) Additions related to acquisitions and bulk purchases of loans, net of adjustments.

(C) Unrealized gains/losses.

(D) Net decrease in market value of available-for-sale securities.

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                    EXHIBIT
        -------                                    -------
         11              -- Statement re: Computation of Per Share Earnings for the
                            three years ended January 1, 2000
         13              -- Annual Report to Shareholders for the year ended January
                            1, 2000. Such Report is not deemed to be filed with the
                            Commission as part of this Annual Report on Form 10-K,
                            except for the portions thereof expressly incorporated by
                            reference
         21              -- Subsidiaries of the Company
         23              -- Consent of Ernst & Young LLP
         27              -- Financial Data Schedule