Form 10-Q
period 2000-04-01
TEMPLE INLAND INC
filed 2000-05-15
CIK 731939

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

                             FORM 10-Q
(Mark One)

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934 for the Quarterly Period
      Ended     April 1, 2000

                                OR

[ ]   Transition Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934 for the Transaction Period
      From                          to

Commission File Number            001-08634

                         Temple-Inland Inc.
      (Exact name or registrant as specified in its charter)

        Delaware                             75-1903917
(State or other jurisdiction of            (I.R.S. Employer
 incorporation or organization)         Identification Number)

     303 South Temple Drive, Diboll, Texas          75941
    (Address of principal executive offices)      (Zip Code)

                         (936)  829-5511
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

     Indicate the number of shares outstanding of each of the
issuer's classes of common stock, as of the latest practicable date:
                              Number of common shares outstanding
          Class                       as of April 1, 2000
     Common Stock (par
     value $1.00 per share)               52,420,645

       The Exhibit Index appears on page 23 of this report.

                  PART I.  FINANCIAL INFORMATION
                   ITEM 1.  FINANCIAL STATEMENTS

Summarized Statements of Income
Parent Company (Temple-Inland Inc.)
Unaudited

                                             First Quarter
                                           ------------------
                                            2000        1999
                                           ------      ------
                                             (in millions)

Revenues
Net revenues                               $   724  $    592
Financial services earnings                     35        27
                                             -----     -----
                                               759       619

Costs and Expenses
Cost of sales                                  576       491
Selling and administrative                      70        64
                                             -----     -----
                                               646       555

Operating Income                               113        64

Interest expense                               (25)      (22)

Other                                            3         3
                                             -----     -----
Income From Continuing Operations
  Before Taxes                                  91        45

Taxes on income                                 36        19
                                             -----     -----
Income From Continuing Operations               55        26

Discontinued operations                          -        (7)
                                             -----     -----
Net Income                                 $    55  $     19
                                             =====     =====



See notes to consolidated financial statements.

Summarized Balance Sheets
Parent Company (Temple-Inland Inc.)
Unaudited

                                              First
                                             Quarter     Year End
                                               2000        1999
                                             --------    --------
                                                (in millions)
ASSETS

Current Assets
Cash and cash equivalents                   $     1     $    51
Receivables, net of allowances                  370         328
Inventories:
  Work in process and finished goods             74          71
  Raw materials                                 222         216
                                              -----       -----
                                                296         287
Prepaid expenses                                 17          16
                                              -----       -----
  Total current assets                          684         682

Investment in Temple-Inland Financial
  Services                                    1,058       1,023

Property and Equipment                        3,348       3,309
Less accumulated depreciation                (1,793)     (1,759)
                                              -----       -----
  Total property and equipment                1,555       1,550

Timber and timberlands, net of depletion        488         502

Other Assets                                    183         184
                                              -----       -----

Total Assets                              $   3,968    $  3,941
                                              =====       =====

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable                          $     136    $    156
Other current liabilities                       215         225
                                              -----       -----
    Total current liabilities                   351         381

Long-Term Debt                                1,361       1,253

Other Long-Term liabilities                     395         380

Shareholders' Equity                          1,861       1,927
                                              -----       -----

Total Liabilities and Shareholders'
  Equity                                  $   3,968    $  3,941
                                              =====       =====




See notes to consolidated financial statements.

Summarized Statements of Cash Flows
Parent Company (Temple-Inland Inc.)
Unaudited


                                                  First Quarter
                                                ----------------
                                                 2000      1999
                                                ------    ------
                                                  (in millions)

Cash Provided by (Used for) Operations         $    24   $   (10)

Cash Provided by (Used for) Investments
Capital expenditures for property and
  equipment                                        (54)      (45)
Capital contributions to financial services        (10)     (120)
Other                                                -         6
                                                 -----     -----
                                                   (64)     (159)
Cash Provided by (Used for) Financing
Additions to debt                                  108       305
Payments of debt                                     -      (124)
Purchase of stock for treasury                    (102)        -
Cash dividends paid to shareholders                (17)      (18)
Other                                                1         4
                                                 -----     -----
                                                   (10)      167
                                                 -----     -----

Net decrease in cash and cash equivalents          (50)       (2)

Cash and  cash equivalents at
  beginning of period                               51        15
                                                 -----     -----

Cash and cash equivalents end of period         $    1    $   13
                                                 =====     =====


See notes to consolidated financial statements.

Summarized Statements of Income
Financial Services Group
Unaudited


                                                First Quarter
                                               ---------------
                                                2000     1999
                                               ------   ------
                                                 (in millions)
Interest income
Loans receivable and mortgage loans
  held for sale                              $   202    $   160
Securities and other                              45         34
                                               -----      -----
  Total interest income                          247        194

Interest expense
Deposits                                         109         85
Borrowed funds                                    48         44
                                               -----      -----
  Total interest expense                         157        129

Net interest income                               90         65

Provision for loan losses                        (15)       (10)
                                               -----      -----

Net interest income after provision for
  loan losses                                     75         55

Noninterest income                                62         64

Noninterest expense
Compensation and benefits                         42         42
Other                                             56         47
                                               -----      -----
  Total noninterest expense                       98         89

Income before taxes and minority interest         39         30

Minority interest in income of
  consolidated subsidiary                         (4)        (3)
                                               -----      -----

Income before taxes                               35         27

Taxes on income                                    7          7
                                               -----      -----
Net income                                   $    28    $    20
                                               =====      =====

See notes to consolidated financial statements.

Summarized Balance Sheets
Financial Services Group
Unaudited


                                        First
                                       Quarter      Year End
                                        2000          1999
                                       -------      --------
                                           (in millions)

ASSETS

Cash and cash equivalents              $   227       $   233
Mortgage loans held for sale               143           252
Loans and leases receivable, net of
  allowance for losses of $119 in
  2000 and $113 in 1999                  9,954         9,296
Securities available-for-sale            2,105         1,431
Securities held-to-maturity                994         1,061
Other assets                             1,069         1,048
                                         -----         -----

TOTAL ASSETS                           $14,492       $13,321
                                        ======        ======

LIABILITIES

Deposits                               $ 9,342       $ 9,027
Securities sold under repurchase
  agreements                               295             -
Federal Home Loan Bank advances          2,894         2,403
Other borrowings                           219           212
Other liabilities                          458           430
Stock issued by subsidiary                 226           226
                                         -----         -----

TOTAL LIABILITIES                       13,434        12,298

SHAREHOLDERS' EQUITY                     1,058         1,023
                                        ------        ------

TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                               $14,492       $13,321
                                        ======        ======



See notes to consolidated financial statements.

Summarized Statements of Cash Flows
Financial Services Group
Unaudited


                                                    First Quarter
                                                  -----------------
                                                   2000       1999
                                                  ------     ------
                                                    (in millions)

Cash Provided by (Used for) Operations           $   173    $    46

Cash Provided by (Used for) Investments
Maturities and redemptions of securities             132        158
Purchases of securities available-for-sale          (736)         -
Loans and leases originated or acquired,
  net of principal collected                        (599)      (446)
Capital expenditures for property and
  equipment                                           (7)        (6)
Acquisitions, net of cash acquired
  of $10 million                                     (19)         -
Other                                                 49        (15)
                                                   -----      -----
                                                  (1,180)      (309)

Cash Provided by (Used for) Financing
Net increase in deposits                             315        265
Securities sold under repurchase agreements
  and short-term borrowings, net                     786       (110)
Additions to debt                                      9          4
Payments of debt                                    (131)      (103)
Capital contributions from Parent Company             10        120
Other                                                 12          8
                                                   -----      -----

                                                   1,001        184
                                                   -----      -----
Net decrease in cash and cash equivalents             (6)       (79)

Cash and cash equivalents at
  beginning of period                                233        229
                                                   -----      -----

Cash and cash equivalents at
  end of period                                  $  227      $  150
                                                  =====       =====


See notes to consolidated financial statements.

Consolidated Statements of Income
Temple-Inland Inc. and Subsidiaries
Unaudited


                                         First Quarter
                                       ------------------
                                         2000       1999
                                       -------     ------
                                          (in millions,
                                    except per share amounts)
Revenues
Manufacturing                         $   724     $   592
Financial services                        309         258
                                       ------      ------
                                        1,033         850

Costs and Expenses
Manufacturing                             646         555
Financial services                        274         231
                                       ------      ------
                                          920         786

Operating Income                          113          64

Parent company interest                   (25)        (22)

Other                                       3           3
                                       ------      ------

Income From Continuing Operations
  Before Taxes                             91          45

Taxes on income                            36          19
                                       ------      ------

Income From Continuing Operations          55          26

Discontinued operations                     -          (7)
                                       ------      ------

Net Income                            $    55     $    19
                                       ======      ======

Weighted average shares outstanding:
  Basic                                  52.9        55.7
                                       ======      ======
  Diluted                                52.9        55.9
                                       ======      ======


Earnings Per Share
  Basic:
    Income from continuing
      operations                      $  1.04     $  0.47
    Discontinued operations                 -       (0.13)
                                       ------      ------
    Net Income                        $  1.04     $  0.34
                                       ======      ======

  Diluted:
    Income from continuing
      operations                      $  1.04     $  0.46
    Discontinued operations                 -       (0.13)
                                       ------      ------
    Net Income                        $  1.04     $  0.33
                                       ======      ======

Dividends paid per share
  of common stock                     $  0.32     $  0.32
                                       ======      ======


See notes to consolidated financial statements.

Consolidating Balance Sheets
Temple-Inland Inc. and Subsidiaries
First Quarter 2000
Unaudited


                                             Parent   Financial
                                             Company  Services   Consolidated
                                             -------  --------   ------------
                                                      (in millions)
ASSETS
  Cash and cash equivalents               $      1   $    227    $    228
  Mortgage loans held for sale                   -        143         143
  Loans and leases receivable, net               -      9,954       9,954
  Securities available-for-sale                  -      2,105       2,105
  Securities held-to-maturity                    -        994         994
  Trade and other receivables                  370          -         354
  Inventories                                  296          -         296
  Property and equipment                     2,043        148       2,191
  Other assets                                 200        921       1,079
  Investment in Financial Services           1,058          -           -
                                           -------    -------     -------
    TOTAL ASSETS                          $  3,968   $ 14,492    $ 17,344
                                           =======    =======

LIABILITIES
  Deposits                                $      -   $  9,342    $  9,342
  Securities sold under repurchase
  agreements and Federal Home Loan
    Bank advances                                -      3,189       3,189
  Other liabilities                            361        458         795
  Long-term debt                             1,361        219       1,580
  Deferred income taxes                        241          -         207
  Postretirement benefits                      144          -         144
  Stock issued by subsidiary                     -        226         226
                                           -------    -------     -------
    TOTAL LIABILITIES                     $  2,107   $ 13,434    $ 15,483
                                           =======    =======

SHAREHOLDERS' EQUITY
  Preferred stock - par value $1 per
    share: authorized 25,000,000 shares;
    none issued                                                         -
  Common stock - par value $1 per share;
    authorized 200,000,000 shares;
    issued 61,389,552 shares including
    shares held in the treasury                                        61
  Additional paid-in capital                                          363
  Accumulated other comprehensive income (loss)                       (34)
  Retained earnings                                                 1,876
                                                                  -------
                                                                    2,266
  Cost of shares held in the treasury:
    8,968,907 shares                                                 (405)
                                                                  -------
    TOTAL SHAREHOLDERS' EQUITY                                      1,861
                                                                  -------

TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                                         $ 17,344
                                                                  =======

See the notes to the consolidated financial statements.

Consolidating Balance Sheets
Temple-Inland Inc. and Subsidiaries
Year End 1999


                                           Parent   Financial
                                           Company  Services   Consolidated
                                           -------  ---------  ------------
                                                     (in millions)
ASSETS
  Cash and cash equivalents               $    51    $   233      $   284
  Mortgage loans held for sale                  -        252          252
  Loans receivable, net                         -      9,296        9,296
  Securities available-for-sale                 -      1,431        1,431
  Securities held-to-maturity                   -      1,061        1,061
  Trade and other receivables                 328          -          319
  Inventories                                 287          -          287
  Property and equipment                    2,052        145        2,197
  Other assets                                200        903        1,059
  Investment in Financial Services          1,023          -            -
                                           ------     ------       ------
    TOTAL ASSETS                          $ 3,941    $13,321      $16,186
                                           ======     ======       ======

LIABILITIES
  Deposits                                $     -    $ 9,027      $ 9,027
  Federal Home Loan Bank advances               -      2,403        2,403
  Other liabilities                           392        430          799
  Long-term debt                            1,253        212        1,465
  Deferred income taxes                       226          -          196
  Postretirement benefits                     143          -          143
  Stock issued by subsidiary                    -        226          226
                                           ------     ------       ------
    TOTAL LIABILITIES                     $ 2,014    $12,298      $14,259
                                           ======     ======

SHAREHOLDERS' EQUITY
  Preferred stock - par value $1 per
    share: authorized 25,000,000 shares;
    none issued                                                         -
  Common stock - par value $1 per share;
    authorized 200,000,000 shares; issued
    61,389,552 shares including shares
    held in the treasury                                               61
  Additional paid-in capital                                          364
  Accumulated other comprehensive income (loss)                       (31)
  Retained earnings                                                 1,838
                                                                   ------
                                                                    2,232
  Cost of shares held in the treasury:
    7,177,592 shares                                                 (305)
                                                                   ------
    TOTAL SHAREHOLDERS' EQUITY                                      1,927
                                                                   ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $ 16,186
                                                                   ======


See the notes to the consolidated financial statements.

Consolidated Statements of Cash Flows
Temple-Inland Inc. and Subsidiaries
Unaudited

                                                      First Quarter
                                                     ----------------
                                                      2000      1999
                                                     ------    ------
                                                      (in millions)


CASH PROVIDED (USED FOR) OPERATIONS                 $  197      $   36

CASH PROVIDED BY (USED FOR) INVESTMENTS
  Capital expenditures for property
    and equipment                                      (61)        (51)
  Proceeds from sale of property
    and equipment                                        1           6
  Maturities of securities available-for-sale           73          68
  Maturities and redemptions of securities
    held-to-maturity                                    59          90
  Purchases of securities available-for-sale          (736)          -
  Loans and leases originated or acquired,
    net of principal collected                        (599)       (446)
  Acquisitions, net of cash acquired of
    $10 million                                        (19)          -
  Other                                                 48         (15)
                                                     -----       -----
                                                    (1,234)       (348)

CASH PROVIDED BY (USED FOR) FINANCING
  Additions to debt                                    117         309
  Payments of debt                                    (131)       (227)
  Securities sold under repurchase agreements
    and short-term borrowings, net                     786        (110)
  Purchase of stock for treasury                      (102)          -
  Cash dividends paid to shareholders                  (17)        (18)
  Net increase in deposits                             315         265
  Other                                                 13          12
                                                     -----       -----

                                                       981         231
                                                     -----       -----

Net decrease in cash and cash equivalents              (56)        (81)

Cash and cash equivalents at beginning of period       284         244
                                                     -----       -----

Cash and cash equivalents at end of period          $  228      $  163
                                                     =====       =====


See the notes to the consolidated financial statements.

                TEMPLE-INLAND INC. AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal accruals) considered necessary for a fair presentation have been included. Interim operating results are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the financial statements and footnotes included in, or incorporated into, the Annual Report on Form 10-K of Temple-Inland Inc. (the "company") for the fiscal year ended January 1, 2000.

The consolidated financial statements include the accounts of the company and its manufacturing and financial services subsidiaries. The consolidated net assets invested in financial services activities are subject, in varying degrees, to regulatory rules and restrictions. Accordingly, included as an integral part of the consolidated financial statements are separate summarized financial statements for the company's manufacturing and financial services groups. The Parent Company (Temple-Inland Inc.) summarized financial statements include the accounts of the company and its manufacturing subsidiaries. Temple Inland Financial Services Group is reflected in the summarized financial statements on the equity basis, except that the related earnings are presented before tax to be consistent with the consolidated financial statements. The Financial Services Group summarized financial statements include savings bank, mortgage banking, real estate and insurance brokerage operations.

All material intercompany amounts and transactions have been eliminated. Certain amounts have been reclassified to conform with current year's classification.

Note B - EARNINGS PER SHARE

Denominators used in computing earnings per share are as follows:

                                                     First Quarter
                                                   ------------------
                                                    2000        1999
                                                   ------      ------
                                                      (in millions)

Denominator for basic earnings per share -
  Weighted average common shares outstanding         52.9        55.7

Dilutive effect of stock options                        -         0.2
                                                    -----       -----

Denominator for diluted earnings per share           52.9        55.9
                                                    =====       =====

NOTE C - COMPREHENSIVE INCOME

Comprehensive income is as follows:


                                                          First Quarter
                                                        ------------------
                                                         2000        1999
                                                        ------      ------
                                                           (in millions)

Net income                                              $   55      $   19

Other comprehensive income, net of income taxes:

Unrealized gains (losses) on available-for-sale
  securities                                                (4)         (1)

Foreign currency translation adjustments                     1           1
                                                          ----        ----
Other comprehensive income                                  (3)          -
                                                          ----        ----
Comprehensive income                                    $   52      $   19
                                                          ====        ====


NOTE D - ACQUISITIONS AND DISCONTINUED OPERATIONS

On March 1, 2000, the Financial Services Group acquired American Finance Group, Inc. (AFG) for approximately $32 million cash, of which $29 million was paid at closing with the balance subject to final adjustment. AFG provides commercial and industrial equipment leasing and financing. AFG had total assets of $161 million and total liabilities of $132 million of which $128 million were repaid after acquisition. Pro forma results of operations assuming this acquisition took place at the beginning of 2000 would not be materially different from those reported.

During the fourth quarter of 1999, the company discontinued its bleached paperboard operation. Accordingly, the results of the bleached paperboard operation have been classified as discontinued
operations, and prior periods have been restated.   In connection
with the sale of the bleached paperboard mill in December 1999, the company has agreed, subject to certain limitations, to indemnify the purchaser from certain liabilities and contingencies associated with the company's ownership and operations of the mill. The company does not believe that the resolution of these matters will have a material adverse effect on its consolidated operations or financial position.

NOTE E - SEGMENT INFORMATION

The company has three reportable segments: Paper, Building
Products, and Financial Services.


For the first quarter or at           Building   Financial  Corporate
quarter end 2000              Paper   Products   Services   and Other   Total
----------------              -----   --------   ---------  ---------   -----
(in millions)

Revenues from external
   customers                 $  501    $  223     $   309    $   -     $ 1,033
Operating income                 51        35          35       (8)        113
Financial Services, net
   interest  income               -         -          90        -          90
Total assets                  1,695     1,103      14,492       54      17,344

------------------------------------------------------------------------------

For the first quarter or at
quarter end 1999
----------------

Revenues from external
   customers                    420       172         258        -         850
Operating income                 10        34          27       (7)         64
Financial Services, net
   interest income                -         -          65        -          65
Total assets                  1,732     1,056      12,518      733a     16,039

a  Includes net assets of discontinued operations.
------------------------------------------------------------------------------


NOTE F - CONTINGENCIES

There are pending against the company and its subsidiaries lawsuits, claims and environmental matters arising in the regular course of business. In addition, the Internal Revenue Service is currently examining the company's consolidated income tax returns for the years 1993 through 1996.

The company does not believe that the resolution of these matters will have a material adverse effect on its consolidated operations or financial position.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Results of Operations

For the three months ended March 2000 and 1999.

Summary
Consolidated revenues for the first quarter 2000 were $1,033 million, up 22 percent over first quarter 1999. Income from continuing operations for the first quarter 2000 was $55 million or $1.04 per diluted share compared with $26 million or $.46 per diluted share for the first quarter 1999. Net income for the first quarter 2000 was $55 million or $1.04 per diluted share compared with $19 million or $.33 per diluted share for the first quarter 1999.


Business Segments
The Company manages its operations through three business segments, Paper, Building Products, and Financial Services.

A summary of the results of operations by business segment follows.


                                           First Quarter
                                          ----------------
                                           2000      1999
                                          ------    ------
                                            (in millions)
Revenues
Paper                                    $  501    $  420
Building Products                           223       172
Financial Services                          309       258
                                          -----     -----
  Total revenues                         $1,033    $  850
                                          =====     =====

Income
Paper                                    $   51    $   10
Building Products                            35        34
Financial Services                           35        27
                                          -----     -----
  Segment operating income                  121        71
Corporate expense                            (8)       (7)
Parent company interest                     (25)      (22)
Other                                         3         3
                                          -----     -----
  Income from continuing operations
    before taxes                             91        45
Taxes on income                              36        19
  Income from continuing operations          55        26
Discontinued operations                       -        (7)
                                          -----     -----
  Net income                             $   55    $   19
                                          =====     =====

Each of these business segments is affected by the factors of supply and demand and changes in domestic and global economic conditions, including changes in interest rates, new housing starts, and home repair and remodeling activities.

Unless otherwise noted, increases or decreases refer to first quarter 2000 amounts compared with first quarter 1999 amounts.
The first quarter 1999 amounts have been restated to reflect the discontinued bleached paperboard operation.

Paper
The Paper Group revenues were $501 million, up 19 percent.
Average domestic box prices were up 18 percent and up four percent from fourth quarter 1999. The increase in average box prices was due in part to an upgrading and realignment of the customer base as part of the Paper Group's ongoing revenue enhancement initiatives. Box shipments were 567,000 tons, down three percent, but were up one percent from fourth quarter 1999. Average linerboard prices were up 28 percent. Mill production was 650,000 tons, down four percent. The box plants used 87 percent of the mill production; the remainder of the mill production was sold in the domestic and export markets.

Production, distribution, and administrative costs were $450 million, up ten percent due mainly to higher costs for old corrugated containers (OCC), which accounts for 45% of the Paper Group's fiber requirements, and more outside purchases of linerboard. OCC costs were up 57 percent or $41 per ton. OCC costs will likely continue to rise during second quarter 2000. At quarter-end, OCC costs were $112 per ton compared with $89 per ton at year-end 1999. Mill production issues, which have been resolved, resulted in the purchase of more linerboard from outside sources than is normally purchased. For the quarter, production was curtailed by 42,000 tons due to market, maintenance, and operational factors. The Paper Group may curtail more production in future quarters for these reasons.

Operating income was $51 million, up five times due to the factors discussed above.

Building Products
The Building Products Group revenues were $223 million, up 30 percent. Average prices for particleboard and MDF products were up more than ten percent continuing trends that began during 1999. Fiber products and gypsum prices were up more than five percent. Gypsum prices, however, are down ten percent from fourth quarter 1999. This downward trend in gypsum prices will likely continue during second quarter 2000. Lumber prices were down three percent, continuing a trend from the fourth quarter 1999 and will likely continue during second quarter 2000. Shipments of particleboard and MDF were significantly higher due to the new facilities in Mt. Jewett, Pennsylvania. Shipments of gypsum were down as demand slowed during the quarter. The Diboll sawmill was down for renovation during first quarter 1999, but operated at full production during this quarter. As a result, solid wood shipments were up almost 50 percent. Also during the quarter, the

Building Products Group began providing fiber at market prices under a long-term supply agreement entered into in connection with the sale of the bleached paperboard mill in December 1999.

Production, distribution, and administrative costs were $188 million, up 36 percent due mainly to new manufacturing facilities and higher production costs in the fiber cement joint venture. The Building Products Group is currently negotiating to acquire the interests of its partner in the fiber cement joint venture. During the first quarter 2000, the Building Products Group began recognizing all of this venture's operating losses, which totaled $6.0 million.

Operating income was $35 million, up slightly due to the factors discussed above.


Financial Services
The Financial Services Group revenues, which consist of interest and non-interest income, were $309 million, up 20 percent due mainly to the growth of earning assets.

Within the savings bank, interest income was $247 million, up 27 percent and net interest income was $90 million, up 38 percent. These increases were mainly due to the growth and change in the mix of the loan portfolio. The average loan portfolio was $10.4 billion, up 16 percent. About 60 percent of this increase was due to the acquisitions of Hemet Federal Savings and Loan Association and Fidelity Funding Inc. in June 1999 and American Finance Group, Inc. in March 2000. The remainder was due to internally generated growth principally in construction and development lending and commercial and business lending activities. The provision for loan losses was $15 million, up $5 million due mainly to the growth and change in the mix of the loan portfolio. At quarter end, the allowance for loan losses was $119 million compared with $96 million at first quarter 1999 and $113 million at year-end 1999.

Non-interest income was $62 million, down three percent. Mortgage loan originations decreased significantly due mainly to higher interest rates and a realignment of production facilities. This was partially offset by an increase in real estate related income. Non-interest expense was $98 million, up ten percent due mainly to the effect of the acquired operations. At quarter end, the mortgage-servicing portfolio totaled $21 billion, down five percent.

Operating income was $35 million, up 30 percent due to the factors discussed above.

Corporate, Interest, and Other
Parent Company interest expense is up $3 million due to higher interest rates.

Income Taxes
The effective tax rate is 39.5 percent and is based on current expectations of income and expenses for the year 2000. The effective tax rate includes federal and state income taxes and the effects of non-deductible goodwill amortization and other items.


Discontinued Operation
The 1999 discontinued operation is the bleached paperboard operation, which was sold during December 1999.


Average Shares Outstanding
Average diluted shares outstanding are 52.9 million, down five percent. This reflects the effects of the stock repurchase plan started during the fourth quarter 1999.


Capital Resources and Liquidity

The consolidated net assets invested in the Financial Services Group are subject, in varying degrees, to regulatory rules and regulations. Accordingly, Parent Company and Financial Services capital resources and liquidity are discussed separately.

Parent Company

Operating Activities
Cash from operations was $24 million, up 114 percent. The increase was due to greater earnings offset in part by increased working capital needs.

Investing Activities
Capital expenditures were $54 million. Capital expenditures are expected to approximate $240 million for the year 2000. A $10 million capital contribution was made to Financial Services.

Financing Activities
In the fourth quarter 1999, the Board of Directors authorized the repurchase of up to 6.0 million shares. During the first quarter 2000, 1.9 million shares were repurchased at a cost of $102 million. At quarter-end, 3.5 million shares have been repurchased at a cost of $202 million. Dividends paid were $17 million or
$.32 per share.   Debt increased $108 million from year-end
levels.

Cash Equivalents
At year-end 1999, $50 million of the proceeds from the sale of the bleached paperboard operations were temporarily invested in cash equivalents. These were used during the quarter in investing and financing activities.

Other
The Parent Company has sufficient liquidity and capital resources to meet its anticipated needs.

Financial Services
The principal sources of cash for the Financial Services Group are operating cash flows, deposits, and borrowings. The Financial
Services Group uses these funds to invest in earning assets, generally loans and securities.

Cash provided by operations was $173 million, up 276 percent, mainly due to greater earnings and a reduction in mortgage servicing activities. Since year-end 1999, deposits have increased $315 million and borrowings have increased $793 million. These funds were primarily used to increase earning assets, loans, and securities. The increase in earning assets was in line with expectations. It is likely that the rate of increase in earning assets will decline during second quarter 2000.

The Financial Services Group has sufficient liquidity and capital resources to meet its anticipated needs. At quarter- end, the savings bank exceeded all applicable regulatory capital requirements. The Parent Company expects to maintain the savings bank capital at a level that exceeds the minimum required for designation as "well capitalized." From time to time, the Parent Company may make capital contributions to the savings bank or
receive dividends from the savings bank.   For the quarter, the
Parent Company contributed $10 million to the savings bank and received no dividends.

Forward-Looking Statements

Statements that are not historical are forward-looking statements that involve risks and uncertainties. The actual results achieved may differ significantly from those discussed. These differences can be caused by such matters as general economic, market, or business conditions; opportunities or lack thereof that may or may not be pursued; availability and price of raw materials; competition; changes in laws or regulations; and other factors, many of which are beyond the control of the Company.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

Interest Rate Risk:

The company is subject to interest rate risk from the utilization of financial instruments such as adjustable-rate debt and other borrowings as well as the lending and deposit gathering activities of the Financial Services Group. The following table illustrates the estimated effect on pre-tax income of immediate, parallel, and sustained shifts in interest rates for the subsequent 12-month period at the end of the first quarter of 2000, with comparative information at year-end 1999:


                                 Increase (Decrease) Income
                                         Before Taxes
                                 --------------------------
                                         (in millions)

                                 First Quarter      Year End
Change in Interest Rates              2000            1999
------------------------         ---------------------------
        +2%                           $(10)           $ (1)
        +1%                             (5)              -
         0%                              -               -
        -1%                              5              (1)
        -2%                             (3)            (16)

The change in exposure to interest rate risk from year-end 1999 is due to growth in the Financial Services Group longer duration assets and slower prepayments in downward rate environments.

Additionally, the fair value of the Financial Services Group's mortgage servicing rights is also affected by changes in interest rates. The company estimates that a one percent decline in interest rates from quarter-end levels would decrease the fair value of the mortgage servicing rights by approximately $30 million.

Foreign Currency Risk:

The company's exposure to foreign currency fluctuations on its financial instruments is not material because most of these instruments are denominated in U.S. dollars.

Commodity Price Risk:

The company has no significant financial instruments subject to commodity price risks.

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

          None.

Item 3.   Defaults Upon Senior Securities.

          None.

Item 4.   Submission of Matters to a Vote of Security Holders.

          The Company held its annual meeting of stockholders on May 5, 2000, at which a quorum was present. The table below sets forth the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes for each matter voted upon at that meeting.

                                                      Against    Abstentions
                                                         or      and Broker
Matter                                     For        Withheld   Non-votes
------                                   -------      --------   ----------
1.   Election of four directors
    (a) Robert Cizik                    41,313,764     291,406           -
    (b) James T. Hackett                41,345,465     289,705           -
    (c) Arthur Temple III               39,756,652   1,848,518           -
    (d) Larry E. Temple                 41,312,126     293,044           -

2.  Ratification of appointment
    of Ernst & Young LLP.               41,461,022      24,024     120,124

3.  Stockholder proposal regarding
    a spin off of the Company's
    financial services businesses.      10,496,060  26,927,334   4,181,776

Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

   Regulation S-K
   Exhibit Number

     (27) Financial Data Schedules

          (b) Reports on Form 8-K. During the three months ended April 1, 2000, the Company did not file a current report on Form 8-K.

                            SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   TEMPLE-INLAND INC.
                                      (Registrant)





Dated:  May 15, 2000               By /s/ Louis R. Brill
                                     -----------------------
                                      Louis R. Brill
                                      Vice President and
                                      Chief Accounting Officer

                          EXHIBIT INDEX




The following is an index of the exhibits filed herewith. The page reference set forth opposite the description of exhibits included in such index refer to the pages under the sequential numbering system prescribed by Rule 0-3(b) under the Securities Exchange Act of 1934.






 Regulation S-K
    Exhibit                                          Sequential
     Number                                          Page Number

      (27)            Financial Data Schedules           24