Form 10-Q
period 2000-07-01
TEMPLE INLAND INC
filed 2000-08-15
CIK 731939

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q
(Mark One)

[x]   Quarterly Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934 for the Quarterly Period
      Ended     July 1,2000

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

     Indicate the number of shares outstanding of each of the
issuer's classes of common stock, as of the latest practicable date:
                              Number of common shares outstanding
          Class                       as of July 1, 2000
     Common Stock (par
     value $1.00 per share)               50,987,331

 Page 1 of 28                 The Exhibit Index appears on page 27.

                   PART I.  FINANCIAL INFORMATION
                   ITEM 1.  FINANCIAL STATEMENTS

Summarized Statements of Income
Parent Company (Temple-Inland Inc.)
Unaudited


                                Second Quarter     First Six Months
                                --------------     ----------------
                                2000     1999      2000      1999
                                ----     ----      ----      ----
                                          (in millions)

Revenues
Net revenues                   $ 721    $ 642    $ 1,445   $ 1,234
Financial services earnings       48       34         83        61
                               -----    -----      -----     -----
                                 769      676      1,528     1,295

Costs and Expenses
Cost of sales                    580      515      1,156     1,006
Selling and administrative        65       64        135       128
                               -----    -----      -----     -----
                                 645      579      1,291     1,134

Operating Income                 124       97        237       161

Interest expense                 (26)     (22)       (51)      (44)

Other                              2        3          5         6
                               -----    -----      -----     -----

Income From Continuing
  Operations Before Taxes        100       78        191       123

Taxes on income                   38       30         74        49
                               -----    -----      -----     -----

Income From Continuing
  Operations                      62       48        117        74

Discontinued operations            -       (7)         -       (14)
                               -----    -----      -----     -----

Net Income                     $  62    $  41    $   117    $   60
                               =====    =====      =====     =====


See notes to consolidated financial statements.

Summarized Balance Sheets
Parent Company (Temple-Inland Inc.)
Unaudited
                                             Second
                                            Quarter     Year End
                                              2000        1999
                                              ----        ----
                                              (in millions)
ASSETS

Current Assets
Cash and cash equivalents                 $       2   $      51
Receivables, net of allowances of $10 in
  2000 and $9 in 1999                           372         328
Inventories:
  Work in process and finished goods             78          71
  Raw materials                                 202         216
                                             ------      ------
                                                280         287
Prepaid expenses                                 20          16
                                             ------      ------
  Total current assets                          674         682

Investment in Temple-Inland Financial         1,063       1,023
  Services


Property and Equipment                        3,278       3,309
Less accumulated depreciation                (1,767)     (1,759)
                                             ------      ------
  Total property and equipment                1,511       1,550

Timber and timberlands, net of depletion        505         502


Other Assets                                    182         184
                                             ------      ------

Total Assets                              $   3,935   $   3,941
                                             ======      ======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable                          $     144   $     156
Other current liabilities                       204         225
                                             ------      ------
    Total current liabilities                   348         381

Long-Term Debt                                1,329       1,253

Other Long-Term liabilities                     423         380

Shareholders' Equity                          1,835       1,927
                                             ------      ------

Total Liabilities and Shareholders'       $   3,935   $   3,941
  Equity                                     ======      ======




See notes to consolidated financial statements.

Summarized Statements of Cash Flows
Parent Company (Temple-Inland Inc.)
Unaudited


                                                 First Six Months
                                                 ----------------
                                                 2000      1999
                                                 ----      ----
                                                  (in millions)

Cash Provided by (Used for) Operations        $    109   $    53

Cash Provided by (Used for) Investments
Capital expenditures for property and
  equipment                                       (102)      (91)
Capital contributions to financial services        (10)     (239)
Dividends from financial services                   30         -
Acquisitions, net of cash acquired, and
  joint ventures                                    (3)       (4)
Other                                                5        13
                                                 -----     -----
                                                   (80)     (321)
Cash Provided by (Used for) Financing
Additions to debt                                  126       308
Payments of debt                                     -       (24)
Purchase of stock for treasury                    (172)        -
Cash dividends paid to shareholders                (34)      (36)
Other                                                2        11
                                                 -----     -----
                                                   (78)      259
                                                 -----     -----

Net decrease in cash and cash equivalents          (49)       (9)

Cash and cash equivalents at beginning of           51        15
  period                                         -----     -----

Cash and cash equivalents end of period       $      2   $     6
                                                 =====     =====


See notes to consolidated financial statements.

Summarized Statements of Income
Financial Services Group
Unaudited

                                Second Quarter     First Six Months
                                --------------     ----------------
                                2000     1999      2000      1999
                                ----     ----      ----      ----
                                          (in millions)

Interest Income
Loans receivable and mortgage
  loans held for sale          $ 213    $ 166    $  415    $  326
Securities and other              57       29       102        63
                               -----    -----     -----     -----
  Total interest income          270      195       517       389

Interest Expense
Deposits                         120       88       229       173
Borrowed funds                    52       39       100        83
                               -----    -----     -----     -----
  Total interest expense         172      127       329       256

Net interest income               98       68       188       133

Provision for loan losses        (10)      (8)      (25)      (18)
                               -----    -----     -----     -----
Net interest income after
  provision for loan losses       88       60       163       115

Noninterest income                73       67       135       131

Noninterest expense
Compensation and benefits         43       41        85        83
Other                             65       48       121        95
                               -----    -----     -----     -----
  Total noninterest expense      108       89       206       178

Income before taxes and minority
  interest                        53       38        92        68

Minority interest in income of
  consolidated subsidiary         (5)      (4)       (9)       (7)
                               -----    -----     -----     -----

Income before taxes               48       34        83        61

Taxes on income                   12        6        19        13
                               -----    -----     -----     -----

Net income                     $  36    $  28    $   64    $   48
                               =====    =====     =====     =====



See notes to consolidated financial statements.

Summarized Balance Sheets
Financial Services Group
Unaudited


                                           Second
                                           Quarter        Year End
                                             2000           1999
                                             ----           ----
                                                (in millions)

ASSETS

Cash and cash equivalents                  $  317          $  233
Mortgage loans held for sale                  173             252
Loans and leases receivable, net of
  allowance for losses of $129 in 2000
  and $113 in 1999                          9,967           9,296
Securities available-for-sale               2,123           1,431
Securities held-to-maturity                   952           1,061
Other assets                                1,039           1,048
                                            -----           -----
TOTAL ASSETS                            $  14,571       $  13,321
                                           ======          ======

LIABILITIES

Deposits                               $    9,602           9,027
Securities sold under repurchase
  agreements                                  367               -
Federal Home Loan Bank advances             2,616           2,403
Other borrowings                              221             212
Other liabilities                             476             430
Stock issued by subsidiary                    226             226
                                           ------          ------
TOTAL LIABILITIES                          13,508          12,298

SHAREHOLDERS' EQUITY                        1,063           1,023
                                           ------          ------
TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                $  14,571       $  13,321
                                           ======          ======



See notes to consolidated financial statements.

Summarized Statements of Cash Flows
Financial Services Group
Unaudited


                                                   First Six Months
                                                   ----------------
                                                   2000        1999
                                                   ----        ----
                                                    (in millions)

Cash Provided by (Used for) Operations          $    221      $    232

Cash Provided by (Used for) Investments
Maturities and redemptions of securities             255           329
Purchases of securities available-for-sale          (769)           (4)
Loans and leases originated or acquired, net
  of principal collected                            (764)         (804)
Proceeds from sale of loans                          135             3
Capital expenditures for property and
  equipment                                          (18)          (13)
Acquisitions, net of cash acquired                   (19)         (109)
Other                                                 12           (31)
                                                   -----         -----
                                                  (1,168)         (629)

Cash Provided by (Used for) Financing
Net increase in deposits                             575           436
Securities sold under repurchase agreements
  and short-term borrowings, net                     580            36
Additions to debt                                     17            14
Payments of debt                                    (137)         (350)
Capital contributions from Parent Company             10           239
Dividends paid to Parent Company                     (30)            -
Other                                                 16            20
                                                   -----         -----
                                                   1,031           395
                                                   -----         -----

Net increase (decrease) in cash and cash
  equivalents                                         84            (2)

Cash and cash equivalents at
  beginning of period                                233           229
                                                   -----         -----

Cash and cash equivalents at
  end of period                                 $    317      $    227
                                                   =====         =====


See notes to consolidated financial statements.

Consolidated Statements of Income
Temple-Inland Inc. and Subsidiaries
Unaudited

                                Second Quarter     First Six Months
                                --------------     ----------------
                                2000     1999      2000      1999
                                ----     ----      ----      ----
                               (in millions, except per share amounts)

Revenues
Manufacturing                  $  721   $  642   $1,445    $1,234
Financial services                343      262      652       520
                                -----    -----    -----     -----
                                1,064      904    2,097     1,754

Costs and Expenses
Manufacturing                     645      579    1,291     1,134
Financial services                295      228      569       459
                                -----    -----    -----     -----
                                  940      807    1,860     1,593

Operating income                  124       97      237       161

Parent company interest           (26)     (22)     (51)      (44)

Other                               2        3        5         6
                                -----    -----    -----     -----

Income From Continuing
  Operations Before Taxes         100       78      191       123

Taxes on income                    38       30       74        49
                                -----    -----    -----     -----
Income From Continuing
  Operations                       62       48      117        74

Discontinued operations             -       (7)       -       (14)
                                -----    -----    -----     -----

Net Income                     $   62   $   41   $  117    $   60
                                =====    =====    =====     =====

Weighted average shares outstanding:
  Basic                          51.7     55.8     52.3      55.7
                                =====    =====    =====     =====
  Diluted                        51.7     56.1     52.3      56.0
                                =====    =====    =====     =====

Earnings Per Share
  Basic:
    Income from continuing
      operations               $ 1.20   $  .88    $ 2.24   $ 1.35
    Discontinued operations         -     (.14)        -     (.27)
                                -----    -----     -----    -----
    Net Income                 $ 1.20   $  .74    $ 2.24   $ 1.08
                                =====    =====     =====    =====
  Diluted:
    Income from continuing
      operations               $ 1.20   $  .87    $ 2.24   $ 1.33
    Discontinued operations         -     (.13)        -     (.26)
                                -----    -----     -----    -----
    Net Income                 $ 1.20   $  .74    $ 2.24   $ 1.07
                                =====    =====     =====    =====

Dividends paid per share of
  common stock                 $  .32   $  .32    $  .64   $  .64
                                =====    =====     =====    =====


See notes to consolidated financial statements.

Consolidating Balance Sheets
Temple-Inland Inc. and Subsidiaries
Second Quarter 2000
Unaudited


                                             Parent   Financial
                                             Company  Services  Consolidated
                                             -------  --------  ------------
                                                     (in millions)
ASSETS
  Cash and cash equivalents                $     2    $   317      $  319
  Mortgage loans held for sale                   -        173         173
  Loans and leases receivable, net               -      9,967       9,967
  Securities available-for-sale                  -      2,123       2,123
  Securities held-to-maturity                    -        952         952
  Trade and other receivables                  372          -         350
  Inventories                                  280          -         280
  Property and equipment                     2,016        151       2,167
  Other assets                                 202        888       1,050
  Investment in Financial Services           1,063          -           -
                                            ------     ------      ------

    TOTAL ASSETS                           $ 3,935   $ 14,571    $ 17,381
                                            ======     ======      ======
LIABILITIES
  Deposits                                 $     -   $  9,602    $  9,602
  Securities sold under repurchase
    agreements and Federal Home Loan
    Bank advances                                -      2,983       2,983
  Other liabilities                            360        476         804
  Long-term debt                             1,329        221       1,550
  Deferred income taxes                        268          -         238
  Post-retirement benefits                     143          -         143
  Stock issued by subsidiary                     -        226         226
                                             -----     ------      ------
    TOTAL LIABILITIES                      $ 2,100   $ 13,508    $ 15,546
                                             =====     ======

SHAREHOLDERS' EQUITY
  Preferred stock - par value $1 per share:
    authorized 25,000,000 shares; none issued                           -
  Common stock - par value $1 per share;
    authorized 200,000,000 shares; issued 61,389,552
    shares including shares held in the treasury                       61
  Additional paid-in capital                                          364
  Accumulated other comprehensive income (loss)                       (36)
  Retained earnings                                                 1,922
                                                                   ------
                                                                    2,311
  Cost of shares held in the treasury:
    10,402,221 shares                                                (476)
                                                                   ------
    TOTAL SHAREHOLDERS' EQUITY                                      1,835
                                                                   ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $  17,381
                                                                   ======


See the notes to the consolidated financial statements.

Consolidating Balance Sheets
Temple-Inland Inc. and Subsidiaries
Year End 1999


                                           Parent   Financial
                                           Company  Services   Consolidated
                                           -------  --------   ------------
                                                 (in millions)
ASSETS
  Cash and cash equivalents               $    51    $   233    $   284
  Mortgage loans held for sale                  -        252        252
  Loans receivable, net                         -      9,296      9,296
  Securities available-for-sale                 -      1,431      1,431
  Securities held-to-maturity                   -      1,061      1,061
  Trade and other receivables                 328          -        319
  Inventories                                 287          -        287
  Property and equipment                    2,052        145      2,197
  Other assets                                200        903      1,059
  Investment in Financial Services          1,023          -          -
                                           ------     ------     ------
    TOTAL ASSETS                          $ 3,941   $ 13,321   $ 16,186
                                           ======     ======     ======

LIABILITIES
  Deposits                                $     -   $  9,027   $  9,027
  Federal Home Loan Bank advances               -      2,403      2,403
  Other liabilities                           392        430        799
  Long-term debt                            1,253        212      1,465
  Deferred income taxes                       226          -        196
  Postretirement benefits                     143          -        143
  Stock issued by subsidiary                    -        226        226
                                           ------     ------     ------
    TOTAL LIABILITIES                     $ 2,014   $ 12,298   $ 14,259
                                           ======     ======

SHAREHOLDERS' EQUITY
  Preferred stock - par value $1 per share:
    authorized 25,000,000 shares; none issued                         -
  Common stock - par value $1 per share;
    authorized 200,000,000 shares; issued 61,389,552
    shares including shares held in the treasury                     61
  Additional paid-in capital                                        364
  Accumulated other comprehensive income (loss)                     (31)
  Retained earnings                                               1,838
                                                                 ------
                                                                  2,232
  Cost of shares held in the treasury:
    7,177,592 shares                                               (305)
                                                                 ------
    TOTAL SHAREHOLDERS' EQUITY                                    1,927
                                                                 ------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $  16,186
                                                                 ======

See the notes to the consolidated financial statements.

Consolidated Statements of Cash Flows
Temple-Inland Inc. and Subsidiaries
Unaudited

                                                 First Six Months
                                                 ----------------
                                                 2000      1999
                                                 ----      ----
                                                  (in millions)

CASH PROVIDED (USED FOR) OPERATIONS             $  330    $  285

CASH PROVIDED BY (USED FOR) INVESTMENTS
  Capital expenditures for property and           (120)     (104)
    equipment
  Proceeds from sale of property and
    equipment                                       12        13
  Maturities of securities available-for-sale      148       127
  Maturities and redemptions of securities
    held-to-maturity                               107       202
  Purchases of securities available-for-sale      (769)       (4)
  Loans and leases originated or acquired,
    net of principal collected                    (764)     (804)
  Acquisitions, net of cash acquired, and
    joint ventures                                 (22)     (113)
  Proceeds from sales of loans                     135         3
  Other                                              5       (31)
                                                 -----     -----
                                                (1,268)     (711)

CASH PROVIDED BY (USED FOR) FINANCING
  Additions to debt                                143       322
  Payments of debt                                (137)     (374)
  Securities sold under repurchase agreements
    and short-term borrowings, net                 580        36
  Purchase of stock for treasury                  (172)        -
  Cash dividends paid to shareholders              (34)      (36)
  Net increase in deposits                         575       436
  Other                                             18        31
                                                 -----     -----
                                                   973       415
                                                 -----     -----

Net increase (decrease) in cash and
   cash equivalents                                 35       (11)

Cash and cash equivalents at
  beginning of period                              284       244
                                                 -----     -----

Cash and cash equivalents at end of period      $  319    $  233
                                                 =====     =====


See the notes to the consolidated financial statements.

               TEMPLE-INLAND INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Interim operating results are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the financial statements and footnotes included in, or incorporated into, the Annual Report on Form 10-K of Temple-Inland Inc. (the "company") for the fiscal year ended January 1, 2000.

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


Note B - EARNINGS PER SHARE

Denominators used in computing earnings per share are as follows:

                                     Second Quarter     First Six Months
                                     --------------     ----------------
                                     2000      1999     2000        1999
                                     ----      ----     ----        ----
                                                (in millions)
Denominator for basic earnings
  per share - weighted average
  shares outstanding                 51.7      55.8      52.3       55.7

Dilutive effect of stock options        -        .3         -         .3
                                    -----     -----     -----      -----
Denominator for diluted earnings
   per share                         51.7      56.1      52.3       56.0
                                    =====     =====     =====      =====

NOTE C - COMPREHENSIVE INCOME

Comprehensive income is as follows:

                                    Second Quarter     First Six Months
                                    --------------     ----------------
                                    2000      1999     2000        1999
                                    ----      ----     ----        ----
                                               (in millions)

Net income                         $ 62      $ 41      $ 117      $  60

Other comprehensive income,
  net of income taxes:

Unrealized gains (losses) on
  available-for-sale securities       -        (8)        (4)        (9)

Foreign currency translation
  adjustments                        (2)        -         (1)         1
                                   ----      ----       ----       ----

Other comprehensive income           (2)       (8)        (5)        (8)
                                   ----      ----       ----       ----

Comprehensive income               $ 60      $ 33      $ 112      $  52
                                   ====      ====      =====      =====

NOTE D - ACQUISITIONS, JOINT VENTURES AND DISCONTINUED OPERATIONS

The company has entered into a joint venture to produce lightweight gypsum facing paper. The joint venture has been modifying the Company's 285,000-ton corrugating medium mill in Newport, Indiana, to add production capacity for this gypsum facing paper. The conversion is expected to be completed during the third quarter of 2000. For a period of twelve months after the conversion, the Company will purchase, at market rates, all of the joint venture's production of corrugating medium. Near the end of the second quarter of 2000, the Company transferred ownership of the mill and associated debt of $50 million to the joint venture as part of its agreement to maintain its 50 percent interest in the joint venture. The fair value of the assets contributed exceeded their net carrying amount. This difference will be recognized in earnings over the life of the venture.

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

                                  Building   Financial   Corporate
                           Paper  Products   Services    and Other    Total
                           -----  --------   --------    ---------    ------
                                          (in millions)
For the second quarter 2000
Revenues from external
  customers               $   511   $  210    $   343      $    -     $ 1,064
Operating income               56       28         48          (8)        124
Financial Services, net
  interest income               -        -         98           -          98
Depreciation, depletion and
  amortization                 34       14          9           2          59

-----------------------------------------------------------------------------

For the first six months of 2000
Revenues from external
  customers               $ 1,012   $  433    $   652       $   -     $ 2,097
Operating income              107       63         83         (16)        237
Financial Services, net
  interest income               -        -        188           -         188
Depreciation, depletion and
  amortization                 67       31         15           3         116

-----------------------------------------------------------------------------

For the second quarter 1999
Revenues from external
  customers               $  444    $  198    $   262       $   -     $   904
Operating income              22        49         34          (8)         97
Financial Services, net
  interest income              -         -         68           -          68
Depreciation, depletion and
  amortization                34        14          5           1          54

-----------------------------------------------------------------------------

For the first six months of 1999
Revenues from external
  customers               $  864    $  370    $   520       $   -     $ 1,754
Operating income              32        83         61         (15)        161
Financial Services, net
  interest income              -         -        133           -         133
Depreciation, depletion and
  amortization                68        28         10           2         108

-----------------------------------------------------------------------------

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Results of Operations

For the quarter and for the first six months ended June 2000 and 1999.

Summary
Consolidated revenues for the second quarter 2000 were $1,064 million, up 18 percent over second quarter 1999. Income from continuing operations for the second quarter 2000 was $62 million or $1.20 per diluted share compared with $48 million or $.87 per diluted share for the second quarter 1999. Consolidated revenues for the first six months 2000 were $2,097 million, up 20 percent over the first six months 1999. Income from continuing operations for the first six months 2000 was $117 million, or $2.24 per diluted share compared with $74 million or $1.33 per diluted share for the first six months 1999.

Business Segments
The Company manages its operations through three business segments: Paper, Building Products, and Financial Services.
A summary of the results of operations by business segment follows.

                                  Second Quarter    First Six Months
                                  --------------    ----------------
                                  2000      1999    2000        1999
                                  ----      ----    ----        ----
                                            (in millions)
Revenues
Paper                           $  511    $  444    $ 1,012   $  864
Building Products                  210       198        433      370
Financial Services                 343       262        652      520
                                 -----     -----      -----    -----
  Total revenues                $1,064    $  904    $ 2,097   $1,754
                                ======     =====     ======    =====
Income
Paper                           $   56    $   22    $   107   $   32
Building Products                   28        49         63       83
Financial Services                  48        34         83       61
                                 -----     -----      -----    -----
  Segment operating income         132       105        253      176
Corporate expense                   (8)       (8)       (16)     (15)
Parent Company interest            (26)      (22)       (51)     (44)
Other                                2         3          5        6
                                 -----     -----      -----    -----

  Income from continuing
    operations before taxes        100        78        191      123
Taxes on income                     38        30         74       49
                                 -----     -----      -----    -----
  Income from continuing
    operations                      62        48        117       74
Discontinued operations              -        (7)         -      (14)
                                 -----     -----      -----    -----
  Net income                    $   62    $   41     $  117   $   60
                                 =====     =====      =====    =====

Each of these business segments is affected by the factors of supply and demand and changes in domestic and global economic conditions, including changes in interest rates, new housing starts, and home repair and remodeling activities.

Unless otherwise noted, increases or decreases refer to second quarter 2000 amounts compared with second quarter 1999 amounts and first six months 2000 amounts compared with first six months 1999 amounts. The 1999 amounts have been restated to reflect the discontinued bleached paperboard operation, which was sold in December 1999.


For the second quarter 2000
Paper
The Paper Group revenues were $511 million, up 15 percent. Average domestic box prices were up 19 percent while box shipments were 564,000 tons, down two percent, both due in part to an upgrading and realignment of the customer base as part of the Paper Group's ongoing revenue enhancement initiatives. Average linerboard prices were up 27 percent. Mill production was 629,000 tons, down six percent. The box plants used 92 percent of the mill containerboard production; the remainder of the mill production was sold in the domestic and export markets. As compared with the first quarter 2000, Paper Group revenues were up two percent with average box prices up six percent, box shipments down less than one percent, and linerboard prices up ten percent.

Production, distribution, and administrative costs were $455 million, up eight percent due mainly to higher delivered costs for old corrugated containers (OCC), which accounts for approximately 45 percent of the Paper Group's fiber requirements, and to higher fuel prices. OCC costs were up 85 percent or $63 per ton. OCC costs continued to rise in the first two months of the quarter, but declined in June and have continued to decline into the third quarter. At quarter-end, OCC costs were $139 per ton compared to $112 per ton at the end of the first quarter 2000.

During the quarter, production was curtailed by 43,000 tons due
to market, maintenance, and operational factors.   The Paper
Group may curtail more production in future quarters for these reasons. The Paper Group has entered into a joint venture to convert its 285,000 ton corrugating medium mill in Newport, Indiana, to produce lightweight gypsum facing paper. The conversion is expected to be completed during the third quarter of 2000. For a period of twelve months after this conversion, the Paper Group has agreed to purchase at market rates all of the joint venture's corrugating medium production.

Operating income was $56 million up 2.5 times due to the factors discussed above.

Building Products
The Building Products Group revenues were $210 million, up six percent. Lower lumber prices, down 16 percent, and gypsum prices, down 14 percent, offset higher prices for particleboard and MDF, both up nine percent. Particleboard and MDF shipments were up due to the operations of the Mt. Jewett facilities in 2000. Lumber shipments were up due to the reopening of the Diboll sawmill in mid-1999. Solid wood revenues were up due to deliveries under the long-term fiber supply agreement entered into in connection with the sale of the bleached paperboard mill in December 1999. As compared with the first quarter 2000, Building Products Group revenues were down six percent due in part to lower lumber and gypsum prices, down seven percent and 13 percent, respectively, and lower lumber, particleboard, and MDF shipments. These trends of lower prices and shipments will likely continue during the third quarter.

Production, distribution, and administrative costs were $182 million, up 22 percent due mainly to new manufacturing facilities, higher fuel costs, and higher production costs in the fiber cement joint venture. The Building Products Group is currently negotiating to acquire the interests of its partner in the fiber cement joint venture while continuing its efforts to achieve profitability and assessing its alternatives for this operation.

During the quarter, production was curtailed at several manufacturing and production facilities due to market conditions.
The Building Products Group may curtail more production in future quarters for this reason.

Operating income was $28 million down 43 percent due to the factors discussed above.

Financial Services
The Financial Services Group revenues, which consist of interest and non-interest income, were $343 million, up 31 percent.

Interest income was $270 million, up 38 percent and net interest income was $98 million, up 44 percent. These increases were mainly due to the growth and change in the mix of the loan portfolio. The average loan portfolio was $11.1 billion, up 20 percent. Of the increase, 60 percent was due to the acquisitions of Hemet Federal Savings and Loan Association and Fidelity Funding Inc. in June 1999 and American Finance Group, Inc. in March 2000. The remainder of the increase was due to internally generated growth principally in construction and development lending and commercial and business lending activities. The provision for loan losses was $10 million, up $2 million due mainly to the growth and change in the mix of the loan portfolio. At quarter end, the allowance for losses was $129 million compared with $111 million at the end of the second quarter 1999 and with $119 million at the end of the first quarter 2000.

Non-interest income was $73 million, up nine percent due in part to higher loan fees offset by a decline in mortgage loan originations. Non-interest expense was $108 million, up 21 percent, mainly due to the acquired operations. At quarter end, the mortgage-servicing portfolio totaled $21 billion, down six percent from year-end 1999.

As compared with the first quarter 2000, Financial Services revenues were up 11 percent with net interest income up nine percent, non-interest income up 18 percent, and non-interest expenses up ten percent.

Operating income was $48 million, up 41 percent due to the factors discussed above.

Corporate, Interest, and Other
Parent Company interest expense was up $4 million due to higher interest rates and higher average outstanding debt during the quarter.

Income Taxes
The effective tax rate was 38 percent compared to 39.5 percent in the first quarter 2000. This reflects the effect of adjusting the estimated annual effective tax rate from 39.5 percent to 39 percent based on current expectations of income and expenses for the year 2000.

Average Shares Outstanding
Average diluted shares outstanding were 51.7 million, down eight percent due mainly to the effects of the stock repurchase program started during the fourth quarter 1999.


For the first six months 2000
Paper
The Paper Group revenues were $1,012 million, up 17 percent. Average domestic box prices were up 19 percent while box shipments were 1,131 thousand tons, down two percent, both due in part to an upgrading and realignment of the customer base as part of the Paper Group's ongoing revenue enhancement initiatives. Average linerboard prices were up 27 percent. Mill production was 1,279 thousand tons, down five percent. The box plants used 89 percent of the mill containerboard production; the remainder of the mill production was sold in the domestic and export markets.

Production, distribution, and administrative costs were $905 million, up nine percent due mainly to higher delivered costs for OCC, production issues, and higher fuel prices. OCC costs were up 71 percent or $52 per ton.

During the first six months, production was curtailed by 85,000 tons due to market, maintenance, and operational factors. The
Paper Group may curtail production in the future for these reasons.

Operating income was $107 million up three times due to the factors discussed above.

Building Products
The Building Products Group revenues were $433 million, up 17 percent. Lower lumber prices, down nine percent, and gypsum prices, down three percent, offset higher prices for particleboard, up ten percent, and MDF, up 12 percent. Particleboard and MDF shipments were up due to the operations of the Mt. Jewett facilities. Lumber shipments were up due to the reopening of the Diboll sawmill in mid 1999. Solid wood revenues were up due to deliveries under the long-term fiber supply agreement entered into in connection with the sale of the bleached paperboard mill in December 1999.

Production, distribution, and administrative costs were $370 million, up 29 percent due mainly to additional manufacturing facilities, higher fuel costs, and higher production costs in the fiber cement joint venture. During the first six months of 2000, the Building Products Group began recognizing all of the fiber cement joint venture's operating losses, which totaled $10 million for the period.

During the first six months, production was curtailed at several manufacturing and production facilities due to market conditions.
The Building Products Group may curtail production in the future for this reason.

Operating income was $63 million, down $20 million due to the factors discussed above.

Financial Services
The Financial Services Group revenues were $652 million up 25 percent.

Interest income was $517 million, up 33 percent, and net interest income was $188 million, up 41 percent. These increases were mainly due to the growth and change in the mix of the loan portfolio. The average loan portfolio was $11 billion, up 20 percent. Of the increase, 60 percent was due to the acquisitions of Hemet Federal Savings and Loan Association and Fidelity Funding Inc. in June 1999 and American Finance Group, Inc. in March 2000. The remainder of the increase was due to internally generated growth principally in construction and development lending and commercial and business lending activities. The provision for losses was $25 million, up $7 million, due mainly to the growth and change in the mix of the loan portfolio.

Non-interest income was $163 million, up 42 percent due mainly to higher loan fees offset by a decline in mortgage loan originations. Non-interest expense was $206 million, up 16 percent, mainly due to the acquired operations.

Operating income was $83 million, up 36 percent due to the factors discussed above.

Corporate, Interest, and Other
Parent Company interest expense was up $7 million due to higher interest rates and higher average outstanding debt during this period.

Income Taxes
The effective tax rate was 39 percent compared to 40 percent in 1999. The effective tax rate is based on current expectations of income and expenses for the year 2000. The effective tax rate includes federal and state income taxes and the effects of non-deductible goodwill amortization and other items.

Average Shares Outstanding
Average diluted shares outstanding were 52.3 million, down seven percent due mainly to the effects of the stock repurchase program started during the fourth quarter 1999.

Capital Resources and Liquidity
For the first six months ended June 2000
The consolidated net assets invested in the Financial Services Group are subject, in varying degrees, to regulatory rules and regulations. Accordingly, Parent Company and Financial Services capital resources and liquidity are discussed separately.

Parent Company
Operating Activities
Cash from operations was $109 million, up 106 percent. The increase was due to greater earnings offset in part by increased working capital needs. Depreciation and amortization was $101 million and is expected to approximate $205 million for the year 2000.

Investing Activities
Capital expenditures were $102 million and are expected to approximate $240 million for the year 2000. A $30 million dividend was received from Financial Services in the second quarter while a $10 million capital contribution was made to Financial Services in the first quarter.

Financing Activities
In the fourth quarter 1999, the Board of Directors authorized the repurchase of up to 6.0 million shares. During the first six months 2000, 3.3 million shares were repurchased at a cost of $172 million. By the end of the second quarter, an aggregate of
5.0 million shares had been repurchased since the inception of this program at a cost of $272 million. It is likely that this repurchase authorization will be completed during the third quarter 2000. In August 2000, the Board of Directors authorized the repurchase of an additional 2.5 million shares. Dividends
paid were $34 million or $.32 per share per quarter.   Debt
increased $126 million. As required by its joint venture agreement, the company contributed its Newport, Indiana, medium mill and associated debt of $50 million to the venture to maintain its 50 percent ownership interest.

Cash Equivalents
At year-end 1999, $50 million of the proceeds from the sale of the bleached paperboard operations were temporarily invested in cash equivalents. These were used during the first six months in investing and financing activities.

Other
The Parent Company has sufficient liquidity and capital resources to meet its anticipated needs.

Financial Services
The principal sources of cash for the Financial Services Group are operating cash flows, deposits, and borrowings. The
Financial Services Group uses these funds to invest in earning assets, generally loans and securities.

Operating Activities
Cash provided by operations was $221 million, down five percent.
The increase in earnings and a reduction in mortgage servicing activities were offset by a decrease in originations of mortgage loans held for sale.

Investing Activities
Loans and securities, increased $1,143 million and was in line with expectations. Capital expenditures were $18 million and cash paid for acquisitions was $19 million.

Financing Activities
Deposits increased $575 million and borrowings increased $460 million. Dividends, net of capital contributions paid to the Parent Company totaled $20 million.

Cash Equivalents
Cash equivalents increased $84 million to $317 million.

Other
The Financial Services Group has sufficient liquidity and capital resources to meet its anticipated needs. At the end of the second quarter, the savings bank exceeded all applicable regulatory capital requirements. The Parent Company expects to maintain the savings bank capital at a level that exceeds the minimum required for designation as "well capitalized." From time to time, the Parent Company may make capital contributions to the savings bank or receive dividends from the savings bank. During the first six months 2000, the Parent Company contributed $10 million to the savings bank and received $30 million in dividends from the savings bank.


Selected financial and regulatory capital data for the savings bank follows:


                                      June            Year End
                                      2000              1999
                                     ------            ------
                                     (in millions of dollars)
Balance sheet data
     Total assets                     $14,130           $12,892
     Total deposits                     9,912             9,329
     Shareholders' equity                 912               857


                                  Savings Bank       Regulatory Minimum
Regulatory capital ratios
     Tangible capital                   7.8%             2.0%
     Leverage capital                   7.8%             4.0%
     Risk-based capital                10.2%             8.0%

Statistical and other data
                                   Second Quarter      First Six Months
                                   --------------      ----------------
                                   2000      1999      2000        1999
                                   ----      ----      ----        ----

Net revenues (in millions)
Paper                            $   511  $   444     $ 1,012    $   864

Building products:  (a)
Pine lumber                      $    72  $    66     $   156    $   116
Plywood                               15       18          30         36
Particleboard                         58       42         115         84
Medium density fiberboard             22       14          44         25
Gypsum wallboard                      25       38          54         72
Fiberboard                            18       20          34         37
                                    ----     ----        ----       ----
  Total Building products        $   210  $   198     $   433    $   370
                                    ====     ====        ====       ====

Unit sales

Paper (in thousands tons)  (b)       685      720       1,398      1,424

Building products:   (a)
Pine lumber - MBF                    167      157         345        289
Plywood - MSF (3/8" basis)            70       79         141        159
Particleboard - MSF (3/4" basis)     178      141         359        239
Medium density fiberboard-MSF
  (3/4" basis)                        68       47         137         88
Gypsum wallboard - MSF               174      232         352        457
Fiberboard - MSF (1/2" basis)        106      125         203        231


(a)   Net revenues and shipments do not include joint venture operations
(b)   Includes boxes sold and open market sales of linerboard


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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk:

The company is subject to interest rate risk from the utilization of financial instruments such as adjustable-rate debt and other borrowings as well as the lending and deposit gathering activities of the Financial Services Group. The following table illustrates the estimated effect on pre-tax income of immediate, parallel, and sustained shifts in interest rates for the subsequent 12-month period at the end of the second quarter of 2000, with comparative information at year-end 1999:

                                 Increase (Decrease) Income
                                         Before Taxes
                                 ---------------------------
                                         (in millions)

                                 Second Quarter     Year End
Change in Interest Rates              2000            1999
------------------------         ---------------------------
        +2%                           $  1            $ (1)
        +1%                              5               -
         0%                              -               -
        -1%                             (3)             (1)
        -2%                            (18)            (16)

The change in exposure to interest rate risk from year-end 1999 is primarily due to increases in the Parent Company's adjustable-rate debt obligations, and growth in the Financial Services Group commercial loan and mortgage backed securities portfolios, funded by short-term borrowings and growth in deposits.

Additionally, the fair value of the Financial Services Group's mortgage servicing rights is also affected by changes in interest rates. The company estimates that a one percent decline in interest rates from quarter-end levels would decrease the fair value of the mortgage servicing rights by approximately $32 million.

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

          None.

Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

   Regulation S-K
   Exhibit Number

     (27) Financial Data Schedules

          (b) Reports on Form 8-K. During the three months ended July 1, 2000, the Company did not file a current report on Form 8-K.

                           SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   TEMPLE-INLAND INC.
                                      (Registrant)





Dated:  August 15, 2000            By   /s/ Louis R. Brill
                                     -----------------------------
                                            Louis R. Brill
                                            Vice President and
                                            Chief Accounting Officer

                          EXHIBIT INDEX




The following is an index of the exhibits filed herewith. The page reference set forth opposite the description of exhibits included in such index refer to the pages under the sequential numbering system prescribed by Rule 0-3(b) under the Securities Exchange Act of 1934.






 Regulation S-K
    Exhibit                                          Sequential
     Number                                          Page Number

      (27)            Financial Data Schedules           28