Form 10-Q
period 2000-09-30
TEMPLE INLAND INC
filed 2000-11-13
CIK 731939

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q
(Mark One)

[x]   Quarterly Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934 for the Quarterly Period
      Ended     September 30,2000

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

                              Number of common shares outstanding
          Class                       as of September 30, 2000
     Common Stock (par
     value $1.00 per share)               49,172,708

   Page 1 of 28            The Exhibit Index appears on page 27.

                    PART I.  FINANCIAL INFORMATION
                    ITEM 1.  FINANCIAL STATEMENTS


Summarized Statements of Income
Parent Company (Temple-Inland Inc.)
Unaudited
                                    Third Quarter     First Nine Months
                                    --------------    -----------------
                                    2000      1999    2000        1999
                                    ----      ----    ----        ----
                                                (in millions)
Revenues
Net revenues                        $   702  $ 668    $ 2,147   $ 1,902
Financial services earnings              50     41        133       102
                                      -----   ----      -----     -----
                                        752    709      2,280     2,004

Costs and Expenses
Cost of sales                           595    525      1,751     1,530
Selling and administrative               48     68        183       197
Special charge                           15      -         15         -
                                      -----   ----      -----     -----
                                        658    593      1,949     1,727

Operating Income                         94    116        331       277

Interest expense                        (26)   (25)       (77)      (69)

Other                                     3      5          8        11
                                      -----   ----      -----     -----

Income From Continuing Operations
  Before Taxes                           71     96        262       219

Taxes on income                          28     36        102        85
                                      -----   ----      -----     -----
Income From Continuing Operations        43     60        160       134

Discontinued operation                    -    (80)         -       (94)
                                      -----   ----      -----     -----

Net Income                          $    43  $ (20)   $   160   $    40
                                      =====   ====      =====     =====




See notes to consolidated financial statements.

Summarized Balance Sheets
Parent Company (Temple-Inland Inc.)
Unaudited
                                             Third
                                            Quarter     Year
                                              End        End
                                              2000      1999
                                             ------    ------
                                              (in millions)
ASSETS

Current Assets
Cash and cash equivalents                 $      3    $      51
Receivables, net of allowances of $8 in
  2000 and $9 in 1999                          358          328
Inventories:
  Work in process and finished goods            75           71
  Raw materials                                195          216
                                             -----        -----
                                               270          287
Prepaid expenses                                21           16
                                             -----        -----
  Total current assets                         652          682

Investment in Temple-Inland Financial
  Services                                   1,095        1,023

Property and Equipment                       3,328        3,309
Less accumulated depreciation               (1,805)      (1,759)
                                             -----        -----
  Total property and equipment               1,523        1,550

Timber and timberlands, net of depletion       507          502

Other Assets                                   216          184
                                             -----        -----
Total Assets                              $  3,993    $   3,941
                                             =====        =====


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable                          $    151    $     156
Other current liabilities                      197          225
                                             -----        -----
    Total current liabilities                  348          381

Long-Term Debt                               1,417        1,253

Other Long-Term Liabilities                    431          380

Shareholders' Equity                         1,797        1,927
                                             -----        -----

Total Liabilities and Shareholders'       $  3,993    $   3,941
  Equity                                     =====        =====




See notes to consolidated financial statements.

Summarized Statements of Cash Flows
Parent Company (Temple-Inland Inc.)
Unaudited


                                                First Nine Months
                                                 2000      1999
                                                ------    ------
                                                  (in millions)

Cash Provided by (Used for) Operations        $    213   $   164

Cash Provided by (Used for) Investments
Capital expenditures for property and
  equipment                                       (175)     (138)
Capital contributions to financial services        (10)     (279)
Dividends from financial services                   50        30
Acquisitions, net of cash acquired, and
  joint ventures                                    (3)       (6)
Other                                               12        29
                                                 -----     -----
                                                  (126)     (364)

Cash Provided by (Used for) Financing
Additions to debt                                  168       315
Payments of debt                                    (6)      (86)
Purchase of stock for treasury                    (250)        -
Cash dividends paid to shareholders                (49)      (54)
Other                                                2        12
                                                 -----     -----
                                                  (135)      187
                                                 -----     -----
Net decrease in cash and cash equivalents          (48)      (13)

Cash and cash equivalents at beginning of           51        15
  period                                         -----     -----


Cash and cash equivalents end of period       $      3   $     2
                                                 =====     =====





See notes to consolidated financial statements.

Summarized Statements of Income
Financial Services Group
Unaudited
                                                       First Nine
                                    Third Quarter        Months
                                    2000      1999     2000   1999
                                    ----      ----     ----   ----
                                             (in millions)
Interest Income
Loans receivable and mortgage
  loans held for sale              $   224  $  187  $   639  $  513
Securities and other                    54      33      156      96
                                      ----    ----     ----    ----
  Total interest income                278     220      795     609

Interest Expense
Deposits                               128     100      357     273
Borrowed funds                          52      39      152     122
                                      ----    ----     ----    ----
  Total interest expense               180     139      509     395

Net interest income                     98      81      286     214

Provision for loan losses               (7)     (6)     (32)    (24)
                                      ----    ----     ----    ----

Net interest income after provision
  for loan losses                       91      75      254     190

Noninterest income                      69      67      204     198

Noninterest expense
Compensation and benefits               45      42      130     125
Other                                   61      55      182     150
                                      ----    ----     ----    ----
  Total noninterest expense            106      97      312     275

Income before taxes and minority
  interest                              54      45      146     113

Minority interest in income of
  consolidated subsidiary               (4)     (4)     (13)    (11)
                                      ----    ----     ----    ----

Income before taxes                     50      41      133     102

Taxes on income                          9      (2)      28      11
                                      ----    ----     ----    ----

Net income                         $    41  $   43  $   105  $   91
                                      ====    ====     ====    ====




See notes to consolidated financial statements.

Summarized Balance Sheets
Financial Services Group
Unaudited


                                           Third
                                          Quarter        Year End
                                            End
                                            2000           1999
                                            ----           ----
                                                (in millions)

ASSETS

Cash and cash equivalents                $     325     $    233
Mortgage loans held for sale                   221          252
Loans and leases receivable,
  net of allowance for losses
  of $124 in 2000 and $113 in 1999          10,199        9,296
Securities available-for-sale                2,037        1,431
Securities held-to-maturity                    908        1,061
Other assets                                 1,066        1,048
                                            ------       ------

TOTAL ASSETS                             $  14,756     $ 13,321
                                            ======       ======


LIABILITIES

Deposits                                $    9,744     $  9,027
Securities sold under repurchase
  agreements                                   898            -
Federal Home Loan Bank advances              2,094        2,403
Other borrowings                               213          212
Other liabilities                              486          430
Stock issued by subsidiary                     226          226
                                            ------       ------

TOTAL LIABILITIES                           13,661       12,298

SHAREHOLDERS' EQUITY                         1,095        1,023
                                            ------       ------
TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                $   14,756     $ 13,321
                                            ======       ======






See notes to consolidated financial statements.

Summarized Statements of Cash Flows
Financial Services Group
Unaudited


                                                   First Nine Months
                                                   2000         1999
                                                   ----         ----
                                                     (in millions)

Cash Provided by (Used for) Operations          $    244      $    375

Cash Provided by (Used for) Investments
Maturities and redemptions of securities             381           531
Purchases of securities available-for-sale          (813)         (168)
Proceeds from sale of securities
  available-for-sale                                   -           144
Loans and leases originated or acquired, net
  of principal collected                            (909)       (1,227)
Proceeds from sale of loans                          104           233
Capital expenditures for property and
  equipment                                          (77)          (19)
Acquisitions, net of cash acquired                   (19)         (109)
Other                                                 11           (24)
                                                   -----         -----
                                                  (1,322)         (639)

Cash Provided by (Used for) Financing
Net increase in deposits                             717           679
Securities sold under repurchase agreements
  and short-term borrowings, net                     599           100
Additions to debt                                     23            21
Payments of debt                                    (162)         (758)
Capital contributions from Parent Company             10           279
Dividends paid to Parent Company                     (50)          (30)
Other                                                 33            58
                                                   -----         -----
                                                   1,170           349
                                                   -----         -----
Net increase in cash and cash equivalents             92            85

Cash and cash equivalents at
  beginning of period                                233           229
                                                   -----         -----

Cash and cash equivalents at end of period      $    325      $    314
                                                   =====         =====


See notes to consolidated financial statements.

Consolidated Statements of Income
Temple-Inland Inc. and Subsidiaries
Unaudited
                                    Third Quarter      First Nine
                                                         Months
                                    2000     1999     2000     1999
                                    ----     ----     ----     ----
                                     (in millions, except per share
                                                amounts)

Revenues
Manufacturing                      $   702  $   668 $ 2,147  $ 1,902
Financial services                     347      287     999      807
                                     -----    -----   -----    -----
                                     1,049      955   3,146    2,709

Costs and Expenses
Manufacturing                          643      593   1,934    1,727
Special charge                          15        -      15        -
Financial services                     297      246     866      705
                                     -----    -----   -----    -----
                                       955      839   2,815    2,432

Operating income                        94      116     331      277

Parent company interest                (26)     (25)    (77)     (69)

Other                                    3        5       8       11
                                     -----    -----   -----    -----

Income from Continuing
  Operations Before Taxes               71       96     262      219

Taxes on income                         28       36     102       85
                                     -----    -----   -----    -----

Income From Continuing Operations       43       60     160      134
Discontinued operations                  -      (80)      -      (94)
                                     -----    -----   -----    -----
Net Income                         $    43  $   (20)$   160  $    40
                                     =====    =====   =====    =====

Weighted average shares outstanding:
  Basic                               49.7     55.9    51.4     55.8
                                     =====    =====   =====    =====
  Diluted                             49.7     56.1    51.4     56.0
                                     =====    =====   =====    =====

Earnings Per Share
  Basic:
    Income from continuing
      operations                   $   .87  $  1.07 $  3.11  $  2.42
    Discontinued operation               -    (1.43)      -    (1.70)
                                     -----    -----   -----    -----
    Net Income                     $   .87  $  (.36)$  3.11  $   .72
                                     =====    =====   =====    =====
  Diluted:
    Income from continuing
      operations                   $   .87  $  1.07 $  3.11  $  2.41
    Discontinued operation               -    (1.43)      -    (1.69)
                                     -----    -----   -----    -----
    Net Income                     $   .87  $  (.36)$  3.11  $   .72
                                     =====    =====   =====    =====

Dividends paid per share of
  common stock                     $   .32  $   .32 $   .96  $   .96
                                     =====    =====   =====    =====



See notes to consolidated financial statements.

Consolidating Balance Sheets
Temple-Inland Inc. and Subsidiaries
Third Quarter End 2000
Unaudited


                                             Parent   Financial
                                             Company  Services  Consolidated
                                                   (in millions)
ASSETS
  Cash and cash equivalents                $     3     $    325    $    328
  Mortgage loans held for sale                   -          221         221
  Loans and leases receivable, net               -       10,199      10,199
  Securities available-for-sale                  -        2,037       2,037
  Securities held-to-maturity                    -          908         908
  Trade and other receivables                  358            -         342
  Inventories                                  270            -         270
  Property and equipment                     2,030          156       2,186
  Other assets                                 237          910       1,113
  Investment in Financial Services           1,095            -           -
                                             -----        -----       -----
    TOTAL ASSETS                           $ 3,993     $ 14,756    $ 17,604
                                             =====       ======      ======
LIABILITIES
  Deposits                                 $     -     $  9,744    $  9,744
  Securities sold under repurchase
    agreements and Federal Home
    Loan Bank advances                           -        2,992       2,992
  Other liabilities                            361          486         822
  Long-term debt                             1,417          213       1,630
  Deferred income taxes                        276            -         251
  Postretirement benefits                      142            -         142
  Stock issued by subsidiary                     -          226         226
                                             -----       ------      ------
    TOTAL LIABILITIES                      $ 2,196     $ 13,661    $ 15,807
                                             =====       ======

SHAREHOLDERS' EQUITY
  Preferred stock - par value $1 per share; authorized
    25,000,000 shares; none issued                                        -
  Common stock - par value $1 per share; authorized
    200,000,000 shares; issued 61,389,552 shares
    including shares held in the treasury                                61
  Additional paid-in capital                                            364
  Accumulated other comprehensive income (loss)                         (24)
  Retained earnings                                                   1,949
                                                                     ------
                                                                      2,350
  Cost of shares held in the treasury: 12,216,844 shares               (553)
                                                                     ------
    TOTAL SHAREHOLDERS' EQUITY                                        1,797
                                                                     ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $  17,604
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

SHAREHOLDERS' EQUITY
  Preferred stock - par value $1 per share; authorized
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

Consolidated Statements of Cash Flows
Temple-Inland Inc. and Subsidiaries
Unaudited

                                                 First Nine Months
                                                 2000        1999
                                                  (in millions)

CASH PROVIDED (USED FOR) OPERATIONS           $    457    $    539

CASH PROVIDED BY (USED FOR) INVESTMENTS
  Capital expenditures for property
    and equipment                                 (252)       (157)
  Proceeds from sale of property and
    equipment                                       16          18
  Maturities of securities available-for-sale      232         245
  Maturities and redemptions of securities
    held-to-maturity                               149         286
  Purchases of securities available-for-sale      (813)       (168)
  Proceeds from the sale of securities
    available-for-sale                               -         144
  Loans and leases originated or acquired,
    net of principal collected                    (909)     (1,227)
  Acquisitions, net of cash acquired, and
    joint ventures                                 (22)       (115)
  Proceeds from sales of loans                     104         233
  Other                                              7         (13)
                                                ------      ------
                                                (1,488)       (754)
CASH PROVIDED BY (USED FOR) FINANCING
  Additions to debt                                191         336
  Payments of debt                                (168)       (844)
  Securities sold under repurchase agreements
    and short-term borrowings, net                 599         100
  Purchase of stock for treasury                  (250)          -
  Cash dividends paid to shareholders              (49)        (54)
  Net increase in deposits                         717         679
  Other                                             35          70
                                                ------      ------
                                                 1,075         287
                                                ------      ------

Net increase in cash and cash equivalents           44          72

Cash and cash equivalents at beginning
  of period                                        284         244
                                                ------      ------

Cash and cash equivalents at end of period    $    328     $   316
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


Note B - EARNINGS PER SHARE

Denominators used in computing earnings per share are as follows:

                                    Third Quarter     First Nine Months
                                    2000     1999       2000     1999
                                             (in millions)
Denominator for basic earnings
  per share - weighted average
  shares outstanding                 49.7    55.9       51.4     55.8

Dilutive effect of stock options        -      .2          -       .2
                                     ----    ----       ----     ----
Denominator for diluted
  earnings per share                 49.7    56.1       51.4     56.0
                                     ====    ====       ====     ====

NOTE C - COMPREHENSIVE INCOME

Comprehensive income is as follows:

                                    Third Quarter      First Nine Months
                                    2000     1999        2000     1999
                                             (in millions)

Net income                         $   43   $(20)       $ 160    $ 40

Other comprehensive income,
  net of income taxes:

Unrealized gains (losses) on
  available-for-sale securities        10     (3)           6     (12)

Foreign currency translation
  adjustments                           1      -            -       1
                                      ---    ---          ---     ---
Other comprehensive income             11     (3)           6     (11)
                                      ---    ---          ---     ---

Comprehensive income               $   54   $(23)       $ 166    $ 29
                                      ===    ===          ===     ===


NOTE D - ACQUISITIONS, JOINT VENTURES AND DISCONTINUED OPERATIONS

The company is in joint venture that produces lightweight gypsum
facing paper.   Near the end of the second quarter of 2000, the
company transferred ownership of its corrugating medium mill in Newport, Indiana, and associated debt of $50 million to the joint venture as part of its agreement to maintain its 50 percent interest in the joint venture. The fair value of the assets contributed exceeded their net carrying amount. This difference will be recognized in earnings over the life of the venture. In the third quarter of 2000, the joint venture completed converting the corrugated medium mill to enable the mill to produce lightweight gypsum facing paper as well as corrugated medium. For a period of twelve months after the transfer, the company is obligated to purchase, at market rates, all of the corrugating medium produced by the venture that meets the company's specifications.

During the third quarter of 2000, the company completed its assessment of its fiber cement joint venture and decided to exit this business by assuming control of the fiber cement joint venture and leasing most of the venture's assets to a third party. As a result, the company obtained control over $53 million of assets, which were subject to $53 million of liabilities and recorded a $15 million special charge that includes $11 million for assets excluded from the lease agreement that will be disposed of and $4 million of other costs. Following a six-month rental ramp-up period, the lease agreement provides for payment of $3.4 million per year over the balance of the 19.5-year lease term.


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

During the fourth quarter of 1999, the company discontinued its bleached paperboard operation. Accordingly, the results of the bleached paperboard operation have been classified as discontinued operations, and prior periods have been restated. In connection with the sale of the bleached paperboard mill in December 1999, the company agreed, subject to certain limitations, to indemnify the purchaser from certain liabilities and contingencies associated with the company's ownership and operation of the mill. The company does not believe that the resolution of these matters will have a material adverse effect on its consolidated operations or financial position.


NOTE E - SEGMENT INFORMATION

The company has three reportable segments: Paper, Building
Products and Financial Services.


                                     Building Financial  Corporate
                            Paper    Products Services   and Other   Total
                                         (in millions)
For the third quarter 2000
Revenues from external
   customers               $   512   $   190  $   347    $     -    $ 1,049
Operating income                57        10      50         (23)a       94
Financial Services, net
   interest income               -         -      98           -         98
Depreciation, depletion
   and amortization             33        15       8           2         58
---------------------------------------------------------------------------

For the first nine months of 2000
Revenues from external
   customers               $ 1,524   $   623 $   999     $     -    $ 3,146
Operating income               164        73     133         (39)a      331
Financial Services, net
   interest income               -         -     286           -        286
Depreciation, depletion
   and amortization            100        46      23           5        174
---------------------------------------------------------------------------

For the third quarter 1999
Revenues from external
   customers               $  462    $  206  $  287      $     -    $   955
Operating income               29        53      41           (7)       116
Financial Services, net
   interest income              -         -      81             -        81
Depreciation, depletion
   and amortization            34        14       6             3        57
---------------------------------------------------------------------------

For the first nine months of 1999
Revenues from external
   customers               $1,326       576     807      $     -    $ 2,709
Operating income               61       136     102          (22)       277
Financial Services, net
   interest income              -         -     214            -        214
Depreciation, depletion
   and amortization           102        42      16            5        165
---------------------------------------------------------------------------
a Includes a special charge of $15 million, which applies to the building products segment.

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

Note G - NEW ACCOUNTING PRONOUNCMENTS

The company will be required to adopt Statements of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities, as amended, in 2001. This statement will require derivative positions to be recognized in the balance sheet at fair value. The company uses, to a limited extent, derivative instruments to mitigate exposure to certain interest rate and commodity price risks, but does not use derivatives for trading or speculative purposes. Adoption of Statement 133 is not expected to have a material effect on the company's financial statements.

The company will be required to adopt the consensus of the Emerging Issues Task Force Issue 00-10, Accounting for Shipping and Handling Fees and Costs, that shipping and handling costs cannot be netted against revenues. The company currently nets shipping and handling costs against revenues. During the fourth quarter of 2000, the company will begin classifying such costs in cost of sales and will reclassify prior periods to conform to this presentation. This reclassification will have no effect on net income.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Results of Operations

For the quarter and for the first nine months ended September
2000 and 1999.

Summary
Consolidated revenues for the third quarter 2000 were $1,049 million, up 10 percent over third quarter 1999. Income from continuing operations for the third quarter 2000 was $43 million or $0.87 per diluted share compared with $60 million or $1.07 per diluted share. The quarter's results include a $15 million special charge related to the company's decision to exit the fiber cement business. Consolidated revenues for the first nine months 2000 were $3,146 million, up 16 percent over the first nine months of 1999. Income from continuing operations for the nine months 2000 was $160 million or $3.11 per diluted share compared with $134 million or $2.41 per diluted share.


Business Segments
The Company manages its operations through three business segments: Paper, Building Products, and Financial Services.
A summary of the results of operations by business segment follows.

                                    Third Quarter      First Nine Months
                                    2000     1999     2000     1999
                                             (in millions)
Revenues
Paper                              $   512  $  462  $ 1,524  $1,326
Building Products                      190     206      623     576
Financial Services                     347     287      999     807
                                     -----    ----    -----   -----
  Total revenues                   $ 1,049  $  955  $ 3,146  $2,709
                                     =====    ====    =====   =====

Income
Paper                              $    57  $   29  $   164  $   61
Building Products                       10      53       73     136
Financial Services                      50      41      133     102
                                     -----    ----    -----   -----
  Segment operating income             117     123      370     299
Corporate expense                       (8)     (7)     (24)    (22)
Special charge                         (15)      -      (15)      -
Parent Company interest                (26)    (25)     (77)    (69)
Other                                    3       5        8      11
                                     -----    ----    -----   -----
  Income from continuing operations
    before taxes                        71      96      262     219
Taxes on income                         28      36      102      85
                                     -----    ----    -----   -----
  Income from continuing operations     43      60      160     134
Discontinued operations                  -     (80)       -     (94)
                                     -----    ----    -----   -----
  Net income                       $    43  $  (20) $   160  $   40
                                     =====    ====    =====   =====

Each of these business segments is affected by the factors of supply and demand and changes in domestic and global economic conditions, including changes in interest rates, new housing starts, home repair and remodeling activities, and the strength of the U.S. dollar.

Unless otherwise noted, increases or decreases refer to third quarter 2000 amounts compared with third quarter 1999 amounts and first nine months 2000 amounts compared with first nine months
1999 amounts.

The 1999 amounts have been restated to reflect the discontinued bleached paperboard operation, which was sold in December 1999.


For the third quarter 2000
Paper
The Paper Group revenues were $512 million, up 11 percent. Average domestic box prices were up 17 percent while box shipments were 546,000 tons, down four percent, both due in part to an upgrading and realignment of the customer base as part of the Paper Group's ongoing revenue enhancement initiatives. Slower demand also contributed to the decrease in box shipments. Average linerboard prices were up 18 percent. Mill production was 537,000 tons, down 21 percent. The box plants used 98 percent of the mill containerboard production; the remainder of the mill production was sold in the domestic and export markets. As compared with the second quarter 2000, Paper Group revenues were down slightly with average box prices up 3 percent, box shipments down 3 percent, and linerboard prices about even.

Production, distribution, and administrative costs were $455 million, up five percent due to effects of production curtailments, joint venture start-up costs associated with the conversion of the Newport, Indiana, containerboard mill, and higher energy costs. These were partially offset by lower delivered costs for old corrugated containers (OCC), which accounts for about 38 percent of the Paper Group's fiber requirements. OCC costs were down 15 percent or $16 per ton.
OCC costs began to decline near the end of the second quarter 2000, declined throughout the third quarter and have continued to decline into the fourth quarter. For the quarter, OCC costs averaged $91 per ton compared with $107 per ton and with $139 per ton in the second quarter 2000.

During the quarter, production was curtailed by 85,000 tons due to market, maintenance, and operational factors, compared with 43,000 tons in the second quarter 2000. The Paper Group may continue to curtail more production in future quarters for these reasons. The Paper Group's joint venture conversion of its 285,000-ton corrugating medium mill in Newport, Indiana, to produce lightweight gypsum facing paper was completed during the third quarter of 2000. For a period of twelve months, the Paper Group is obligated to purchase, at market rates, all of the corrugating medium produced by the venture that meets the
company's specifications.   During the third quarter, the Paper
Group purchased 26,000 tons of corrugated medium from the venture.

Operating income was $57 million up almost 2 times due to the factors discussed above.


Building Products
The Building Products Group revenues were $190 million, down eight percent. Lower lumber prices, down 22 percent, and gypsum prices, down 35 percent, more than offset higher prices for particleboard, up two percent, and MDF, up four percent. Gypsum shipments were down 24 percent. Particleboard and MDF shipments were up due to the operations of the Mt. Jewett facilities in

2000. As compared with the second quarter 2000, Building Products Group revenues were down ten percent due in part to lower lumber, particleboard, and gypsum prices, down nine percent, five percent and 22 percent, respectively, and lower particleboard and MDF shipments. Gypsum shipments were about even. These trends of lower prices and shipments will likely continue during the fourth quarter.

Production, distribution, and administrative costs were $180 million, up 18 percent due mainly to new manufacturing facilities, higher energy costs, and $4 million of operating losses from the fiber cement joint venture. During the third quarter 2000, the Building Products Group completed its assessment of its fiber cement joint venture and decided to exit this business by assuming control of the joint venture and leasing most of its assets to a third party. As a result, the company recognized a $15 million special charge that includes $11 million for assets excluded from the lease agreement that will be disposed of and $4 million for other costs. Following a six-month rental ramp-up period the lease agreement provides for payments of $3.4 million per year over the balance of 19.5-year lease term.

During the quarter, production was curtailed at several manufacturing and production facilities, primarily at the gypsum facilities, due to market conditions. The Building Products
Group may curtail more production in future quarters for this reason.

Operating income excluding the $15 million special charge was $10 million down $43 million due to the factors discussed above.


Financial Services
The Financial Services Group revenues, which consist of interest and non-interest income, were $347 million, up 21 percent.

Interest income was $278 million, up 26 percent and net interest income was $98 million, up 21 percent. These increases were mainly due to the growth and change in the mix of the loan portfolio due primarily to growth in construction and development and commercial and business lending activities. The provision for loan losses was $7 million, up $1 million due mainly to the growth and change in the mix of the loan portfolio. At quarter end, the allowance for losses was $124 million compared with $116 million and with $129 million at the end of the second quarter 2000.

Non-interest income was $69 million, up three percent due primarily to lease income related to the acquisition of American Finance Group, Inc., offset by a decline in fees and gains related to mortgage loan originations. Non-interest expense was $106 million, up nine percent, mainly due to the acquired operations. At quarter end, the mortgage-servicing portfolio totaled $20 billion, down 14 percent and down 11 percent from year end 1999. As compared with the second quarter 2000, Financial Services Group revenues were up slightly with net interest income about even, non-interest income down 5 percent, and non-interest expenses down 2 percent.

Operating income was $50 million, up 22 percent due to the factors discussed above.

Corporate, Interest, and Other
Parent Company interest expense was up $1 million due to higher interest rates and higher average outstanding debt during the quarter.

Income Taxes
The effective tax rate was 39 percent based on current expectations of income and expenses for the year 2000.

Average Shares Outstanding
Average diluted shares outstanding were 49.7 million, down 11 percent compared with third quarter 1999 and down four percent compared with second quarter 2000 due mainly to the effects of the stock repurchase programs authorized during the third quarter 2000 and the fourth quarter 1999.


For the first nine months 2000
Paper
The Paper Group revenues were $1,524 million, up 15 percent. Average domestic box prices were up 18 percent while box shipments were 1,677 thousand tons, down three percent, both due in part to an upgrading and realignment of the customer base as part of the Paper Group's ongoing revenue enhancement initiatives. Slower demand also contributed to the decrease in box shipments. Average linerboard prices were up 23 percent.
Mill production was 1,816 thousand tons, down 10 percent. The box plants used 92 percent of the mill containerboard production; the remainder of the mill production was sold in the domestic and export markets.

Production, distribution, and administrative costs were $1,360 million, up eight percent due mainly to the effects of production curtailments, higher delivered costs for OCC, production issues, and higher energy prices. Average OCC costs were up 36 percent or $31 per ton. During the first nine months, production was curtailed by 170,000 tons due to market, maintenance, and operational factors. The Paper Group may curtail production in the future for these reasons.

Operating income was $164 million, up almost 3 times due to the factors discussed above.

Building Products
The Building Products Group revenues were $623 million, up eight percent. Lower lumber prices, down 14 percent, and gypsum prices, down 14 percent, offset higher prices for particleboard, up seven percent, and MDF, up 10 percent. Particleboard and MDF shipments were up due to the operations of the Mt. Jewett facilities. Lumber shipments were up due to the reopening of the Diboll sawmill in mid 1999.

Production, distribution, and administrative costs were $550 million, up 25 percent due mainly to additional manufacturing facilities, higher energy costs, and $13 million of operating losses from the fiber cement joint venture. During the third quarter 2000, the company exited the fiber cement business and recognized a $15 million special charge.

During the first nine months, production was curtailed at several manufacturing and production facilities, primarily at the gypsum facilities, due to market conditions. The Building Products Group may curtail production in the future for this reason.

Operating income was $73 million, down 46 percent due to the factors discussed above.

Financial Services
The Financial Services Group revenues were $999 million up 24 percent.

Interest income was $795 million, up 31 percent, and net interest income was $286 million, up 34 percent. These increases were mainly due to the growth and change in the mix of the loan portfolio. The average loan portfolio was $11.1 billion, up 17 percent. Of the increase, 23 percent was due to the acquisitions of Hemet Federal Savings and Loan Association and Fidelity Funding Inc., in June 1999, and American Finance Group, Inc., in March 2000. The remainder of the increase was due to internally generated growth principally in construction and development lending and commercial and business lending activities. The provision for losses was $32 million, up $8 million, due mainly to the growth and change in the mix of the loan portfolio.

Non-interest income was $204 million, up 3 percent due mainly to lease income related to the acquisition of American Finance Group, Inc., offset by a decline in fees and gains related to
mortgage loan originations.   Non-interest expense was $312
million, up 13 percent, mainly due to the acquired operations.

Operating income was $133 million, up 30 percent due to the factors discussed above.

Corporate, Interest, and Other
Parent Company interest expense was up $8 million due to higher interest rates and higher average outstanding debt during this period.

Income Taxes
The effective tax rate was 39 percent for 2000 and 1999. The effective tax rate includes federal and state income taxes and the effects of non-deductible goodwill amortization and other items.

Average Shares Outstanding
Average diluted shares outstanding were 51.4 million, down eight percent due mainly to the effects of the stock repurchase programs authorized during the third quarter 2000 and the fourth quarter 1999.


Capital Resources and Liquidity
For the nine months ended September 2000
The consolidated net assets invested in the Financial Services Group are subject, in varying degrees, to regulatory rules and regulations. Accordingly, Parent Company and Financial Services capital resources and liquidity are discussed separately.

Parent Company
Operating Activities
Cash from operations was $213 million, up 30 percent. The increase was due to greater earnings offset in part by increased working capital needs. Depreciation and amortization was $151 million and is expected to approximate $202 million for the year
2000.

Investing Activities
Capital expenditures were $175 million and are expected to approximate $225 million for the year 2000. Dividends received from Financial Services totaled $50 million, with $30 million received in the second and $20 million received in the third quarter while a $10 million capital contribution was made to Financial Services in the first quarter.

Financing Activities
In the fourth quarter 1999, the Board of Directors authorized the repurchase of up to 6.0 million shares. This repurchase authorization was completed during the third quarter 2000. In August 2000, the Board of Directors authorized the repurchase of an additional 2.5 million shares. During the first nine months of 2000, 5.1 million shares were repurchased at a cost of $250 million. By the end of the third quarter, an aggregate of 6.75 million shares had been repurchased since the inception of these programs at a cost of $350 million. Dividends paid were $49
million or $.32 per share per quarter.   Debt increased $162
million. As required by its joint venture agreement, the company contributed its Newport, Indiana, medium mill and associated debt of $50 million to the venture to maintain its 50 percent ownership interest. In connection with assuming control of the fiber cement joint venture, the company obtained control over $53 million of assets which were subject to $53 million of debt.

Cash Equivalents
At year-end 1999, $50 million of the proceeds from the sale of the bleached paperboard operations were temporarily invested in cash equivalents. These were used during the first nine months in investing and financing activities.

Other
The Parent Company has sufficient liquidity and capital resources to meet its anticipated needs.

Financial Services
The principal sources of cash for the Financial Services Group are operating cash flows, deposits, and borrowings. The
Financial Services Group uses these funds to invest in earning assets, generally loans and securities.

Operating Activities
Cash provided by operations was $244 million, down 35 percent.
The decrease in originations of mortgage loans held for sale was partially offset by an increase in earnings and a reduction in use of cash for mortgage loans serviced for others.

Investing Activities
Loans and securities increased $1,237 million and was in line with expectations. The increase in loans and securities was primarily attributable to increased construction and development and commercial and business lending activities and purchases of securities. Capital expenditures were $77 million and cash paid for acquisitions was $19 million.

Financing Activities
Deposits increased $717 million and borrowings increased
$460 million. Dividends, net of capital contributions, paid to the Parent Company totaled $40 million.

Cash Equivalents
Cash equivalents increased $92 million to $325 million.

Other
The Financial Services Group has sufficient liquidity and capital resources to meet its anticipated needs. At the end of the third quarter, the savings bank exceeded all applicable regulatory capital requirements. The Parent Company expects to maintain the savings bank capital at a level that exceeds the minimum required for designation as "well capitalized" under the capital adequacy regulations of the Office of Thrift Supervision. From time to time, the Parent Company may make capital contributions to the savings bank or receive dividends from the savings bank. During the first nine months 2000, the Parent Company contributed $10 million to the savings bank and received $50 million in dividends from the savings bank.

Selected financial and regulatory capital data for the savings bank follows:


                                 Third Quarter End    Year End
                                      2000              1999
                                     (in millions of dollars)
Balance sheet data
     Total assets                   $14,319             $12,892
     Total deposits                  10,062               9,329
     Shareholders' equity               941                 857


                                  Savings Bank       Regulatory Minimum
Regulatory capital ratios
     Tangible capital                   7.8%             2.0%
     Leverage capital                   7.8%             4.0%
     Risk-based capital                10.2%             8.0%

Statistical and other data (a)
                                    Third Quarter      First Nine Months
                                    2000     1999        2000    1999

Net revenues (in millions)
Paper                              $   512 $   462    $ 1,524  $ 1,326

Building products:
Pine lumber                        $    50 $    65    $   169  $   175
Plywood                                 12      17         42       53
Particleboard                           53      42        168      126
Medium density fiberboard               20      17         64       42
Gypsum wallboard                        20      41         74      113
Fiberboard                              15      18         49       55
Other                                   20       6         57       12
                                      ----    ----       ----     ----
  Total Building products          $   190 $   206    $   623  $   576
                                      ====    ====       ====     ====
Unit sales

Paper (in thousand tons) (b)           653     701      2,051    2,125
Building products:
Pine lumber - MBF                      166     167        511      456
Plywood - MSF (3/8" basis)              68      70        209      229
Particleboard - MSF (3/4" basis)       170     143        529      432
Medium density fiberboard - MSF
  (3/4" basis)                          58      51        195      139
Gypsum wallboard - MSF                 173     238        525      695
Fiberboard - MSF (1/2" basis            93     113        296      344

(a) Net revenues and shipments do not include joint venture operations
(b)   Includes boxes sold and open market sales of linerboard


Forward-Looking Statements

Statements that are not historical are forward-looking statements that involve risks and uncertainties. The actual results achieved may differ significantly from those discussed. These differences can be caused by such matters as general economic, market, or business conditions and their effect on the prices of the company's products; opportunities or lack thereof that may or may not be pursued; availability and price of raw materials; competition; changes in laws or regulations; and other factors, many of which are beyond the control of the Company.

ITEM  3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES  ABOUT  MARKET
          RISK

Interest Rate Risk:

The company is subject to interest rate risk from the utilization of financial instruments such as adjustable-rate debt and other borrowings as well as the lending and deposit gathering activities of the Financial Services Group. The following table illustrates the estimated effect on pre-tax income of immediate, parallel, and sustained shifts in interest rates for the subsequent 12-month period at the end of the third quarter of 2000, with comparative information at year-end 1999:

                                      Increase (Decrease) Income
                                             Before Taxes
                                            (in millions)

                                  Third Quarter         Year End
Change in Interest Rates               2000               1999

              +2%                     $  (5)             $  (1)
              +1%                        (1)                 -
               0%                         -                  -
              -1%                        (9)                (1)
              -2%                       (19)               (16)

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

          None.

Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

   Regulation S-K
   Exhibit Number

     (27) Financial Data Schedules

          (b) Reports on Form 8-K. During the three months ended September 30, 2000, the Company did not file a current report on Form 8-K.

                           SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   TEMPLE-INLAND INC.
                                      (Registrant)





Dated:  November 14, 2000          By   /s/ Louis R. Brill
                                     ---------------------------
                                      Louis R. Brill
                                      Vice President and
                                      Chief Accounting Officer

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