Form 10-K405
period 2000-12-30
TEMPLE INLAND INC
filed 2001-03-05
CIK 731939

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
      [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 30, 2000

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

                          1300 MOPAC EXPRESSWAY SOUTH
                              AUSTIN, TEXAS 78746
          (Address of principal executive offices, including Zip code)

       Registrant's telephone number, including area code: (512) 434-8000

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

     The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing sales price of the Common Stock on the New York Stock Exchange on February 28, 2001, was $1,556,825,328. For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant (as indicated in Item 12) are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

     As of February 28, 2001, 49,260,508 shares of Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's definitive proxy statement to be prepared in connection with the Annual Meeting of Shareholders to be held May 4, 2001, are incorporated by reference into Part III of this report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

     The Paper Group, which is operated by Inland Paperboard and Packaging, Inc. ("Inland"), is a vertically integrated corrugated packaging operation that consists of:

     - four linerboard mills,

     - one corrugating medium mill,

     - 41 box plants, and

     - eight specialty converting plants.

     The Building Products Group is operated by Temple-Inland Forest Products Corporation ("Temple-Inland FPC") and manufactures a wide range of building products including:

     - lumber,

     - plywood,

     - particleboard,

     - medium density fiberboard,

     - gypsum wallboard, and

     - fiberboard.

     The Financial Services Group is operated by subsidiaries of Temple-Inland Financial Services Inc. ("Financial Services") and consists of:

     - savings bank,

     - mortgage banking,

     - real estate, and

     - insurance brokerage activities.

     The Company's savings bank, Guaranty Bank ("Guaranty"), conducts its business through 154 banking centers in Texas and California. Mortgage banking is conducted through Temple-Inland Mortgage Corporation ("Temple-Inland Mortgage"), a subsidiary of Guaranty that arranges financing of single-family mortgage loans (primarily Fannie Mae, FHLMC, and GNMA), securitizes the loans, and sells the loans into the secondary market. Real estate operations include development of residential subdivisions, as well as the management and sale of income producing properties. Insurance brokerage activities include selling a full range of insurance products.

     Temple-Inland is a Delaware corporation that was organized in 1983. Its principal operating subsidiaries include:

     - Inland Paperboard and Packaging, Inc.,

     - Temple-Inland Forest Products Corporation,

     - Temple-Inland Financial Services Inc.,

     - Guaranty Bank, and

     - Temple-Inland Mortgage Corporation.

     Temple-Inland's principal executive offices are located at 1300 MoPac Expressway South, Austin, Texas 78746. Its telephone number is (512) 434-8000. Additional information about the Company may be obtained from Temple-Inland's home page on the Internet, the address of which is http://www.temple-inland.com.

FINANCIAL INFORMATION

     The results of operations including information regarding the principal business segments are shown in the financial statements of the Company and the notes thereto contained in Item 8 of this Annual Report on Form 10-K. Certain statistical information concerning revenues and unit sales by product line is contained in Item 7 of this Annual Report on Form 10-K.

NARRATIVE DESCRIPTION OF THE BUSINESS

     Temple-Inland is a holding company that conducts all of its operations through its subsidiaries. The business of Temple-Inland is divided among three groups:

     - the Paper Group, which provided 49 percent of Temple-Inland's consolidated net revenues for 2000;

     - the Building Products Group, which provided 19 percent of Temple-Inland's consolidated net revenues for 2000; and

     - the Financial Services Group, which provided 32 percent of Temple-Inland's consolidated net revenues for 2000.

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

                               TEMPLE-INLAND INC.
                           SELECTED SUBSIDIARY CHART

                          [SELECTED SUBSIDIARY CHART]

     Paper Group. The Paper Group manufactures containerboard that it converts into a complete line of corrugated packaging and point-of-purchase displays. Approximately 20 percent of the containerboard produced by the Paper Group in 2000 was sold in the domestic and export markets. The Paper Group converted the remainder, and containerboard purchased in the domestic markets, into corrugated containers at its box plants. The Paper Group's nationwide network of box plants produces a wide range of products from commodity brown boxes to intricate die cut containers that can be printed with multi-color graphics. Even though the corrugated box business is characterized by commodity pricing, each order for each customer is a custom order. The Paper Group's corrugated boxes are sold to a variety of customers in the food, paper, glass containers, chemical, appliance, and plastics industries, among others.

     The Paper Group's corrugated packaging operation also manufactures litho-laminate corrugated packaging, high graphics folding cartons, and bulk containers constructed of multi-wall corrugated board for extra strength, which are used for bulk shipments of various materials.

     The Paper Group serves about 7,000 customers with approximately 9,000 shipping destinations. The largest single customer accounted for approximately 4 percent, and the ten largest customers accounted for approximately 27 percent, of the 2000 corrugated packaging revenues. Costs of freight and customer service requirements necessitate the location of box plants relatively close to customers. Each plant tends to service a market within a 150-mile radius of the plant.

     Sales of corrugated shipping containers closely track changing population patterns and other demographics. Historically, there has been a correlation between the demand for containers and containerboard and real growth in the United States gross domestic product, particularly the non-durable goods segment. As e-commerce develops, the demand for corrugated packaging could improve as the shipment of products ordered on-line increases.

     During 1999, the Company announced it had entered into a joint venture to form a new company, Premier Boxboard Limited LLC, to own and operate Inland's containerboard mill in Newport, Indiana. In the summer of 2000, the joint venture completed a 14-month, $70 million project to modify the mill to produce lightweight gypsum facing paper. The conversion will increase the amount of corrugating medium purchased by the company while diversifying its product lines. During a transition period, the mill may produce both gypsum facing paper and corrugating medium. For a period of twelve months following the conversion, the Paper Group is obligated to purchase, at market rates, all of the medium produced by the venture that meets the Paper Group's specifications.

     Building Products Group. The Building Products Group produces a wide variety of building products, such as lumber, plywood, particleboard, medium density fiberboard, gypsum wallboard, and fiberboard. The Building Products Group also manages the Company's 2.2 million acres of timberland, which are located in Texas, Louisiana, Georgia, and Alabama.

     The group sells building products throughout the continental United States and in Canada, with the majority of sales occurring in the southern United States. No significant sales are generated under long-term contracts. Sales of most of these products are made by account managers and representatives to distributors, retailers, and original equipment manufacturer accounts. Approximately 78 percent of particleboard sales are to commercial fabricators, such as manufacturers of cabinets and furniture. The ten largest customers accounted for approximately 28 percent of the Building Products Group's 2000 sales. The building products business is heavily dependent upon the level of residential housing expenditures, including the repair and remodeling market.

     The Building Products Group is a 50 percent owner in two joint ventures:
Del-Tin Fiber LLC, which produces medium density fiberboard at a facility in Arkansas; and Standard Gypsum LP, which produces gypsum wallboard at a plant and related quarry in Texas and a plant in Tennessee. During 2000, the Company decided to exit the fiber-cement business by acquiring a controlling interest in its Fortra Fiber-Cement LLC joint venture, which produced fiber-cement products at a plant in Texas, and leasing its facility to a third party.

     During 1998, the Company announced its intention to change the focus of the operations at its plywood plant. This plant will continue to produce veneer products, and a state-of-the-art sawmill is being added to the site. This change, which should be completed in the first half of 2001, will permit the Building Products Group to optimize the use of available sawtimber and produce a higher value product.

     Financial Services Group. The Financial Services Group operates a savings bank and engages in mortgage banking, real estate, and insurance brokerage activities.

     Savings Bank. Guaranty is a federally-chartered stock savings bank that conducts its business through 154 banking centers. The 110 Texas banking centers are concentrated in the metropolitan areas of Houston, Dallas/Fort Worth, San Antonio, and Austin, as well as the central and eastern regions of the state. The 44 California banking centers are concentrated in Southern California and the Central Valley. The primary activities of Guaranty include attracting savings deposits from the general public, investing in loans secured by mortgages on residential real estate, lending for the construction of real estate projects, and providing a variety of loan products to consumers and businesses. Guaranty also provides leasing and secured financing of industrial equipment, since acquiring American Finance Group, Inc. during 2000, and asset-based lending, since acquiring Fidelity Funding, Inc. in 1999.

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

     In addition to other minimum capital standards, regulations of the Office of Thrift Supervision ("OTS") established to ensure capital adequacy of savings institutions currently require savings institutions to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets and of Tier I capital to adjusted tangible assets. Management of Guaranty believes that as of year end, Guaranty met all capital adequacy requirements. In order to remain in the lowest tier of Federal Deposit Insurance Corporation insurance premiums, Guaranty must meet a leverage capital ratio of at least 5 percent of adjusted total assets. At year end 2000, Guaranty had a leverage capital ratio of 7.77 percent of adjusted total assets.

     Mortgage Banking. The mortgage banking operation of the Financial Services Group is headquartered in Austin, Texas, and originates, warehouses, and services FHA, VA, and conventional mortgage loans primarily on single family residential property. The mortgage banking operation originates mortgage loans for sale into the secondary market through 60 offices located throughout the United States. The Company typically retains the servicing rights on these loans, but periodically sells some portion of its servicing to third parties. Servicing operations are centralized in Austin, Texas. At the end of 2000, the mortgage banking operation was servicing $19.5 billion in mortgage loans, including loans serviced for affiliates. The mortgage banking operation produced $2.1 billion in mortgage loans during 2000.

     Real Estate. The Financial Services Group is involved in the development of 40 residential subdivisions in Texas, California, Colorado, Florida, Georgia, Missouri, Tennessee, and Utah. Real estate activities also include ownership of 12 commercial properties, including properties owned by subsidiaries through joint venture interests.

     Insurance Brokerage. Subsidiaries of the Financial Services Group are engaged in the brokerage of commercial and personal lines of property, casualty, life, and group health insurance products. One of these subsidiaries is an insurance agency that administers the marketing and distribution of several mortgage-related personal life, accident, and health insurance programs. This agency also acts as a risk manager of Temple-Inland. An affiliate of the insurance agency sells annuities through Guaranty.

     Statistical Disclosures. The following tables present various statistical and financial information for the Financial Services Group.

     The following schedule presents the average balances, interest income/expense, and rates earned or paid by major balance sheet category for the years 1998 through 2000:

           AVERAGE BALANCE SHEETS AND ANALYSIS OF NET INTEREST SPREAD

                                                     2000                          1999                          1998
                                          ---------------------------   ---------------------------   ---------------------------
                                          AVERAGE              YIELD/   AVERAGE              YIELD/   AVERAGE              YIELD/
                                          BALANCE   INTEREST    RATE    BALANCE   INTEREST    RATE    BALANCE   INTEREST    RATE
                                          -------   --------   ------   -------   --------   ------   -------   --------   ------
                                                                           (DOLLARS IN MILLIONS)
ASSETS

Interest-earning assets:
  Interest-earning deposits in other
    banks...............................  $    35    $    2     7.15%   $    27     $  1      5.36%   $    26     $  1      5.27%
  Mortgage-backed and other
    securities..........................    3,011       197     6.55%     2,347      126      5.36%     2,606      150      5.76%
  Securities purchased under agreements
    to resell, agency discount notes,
    federal funds sold, and commercial
    paper...............................       75         5     6.32%        66        3      4.94%        61        3      5.47%
  Loans receivable and mortgage loans
    held for sale (1)...................   10,377       884     8.52%     9,482      705      7.43%     7,701      583      7.57%
Other...................................       16         1     4.03%        10        1      4.98%        13        1      4.80%
                                          -------    ------             -------     ----              -------     ----
        Total interest-earning assets...   13,514    $1,089     8.06%    11,932     $836      7.01%    10,407     $738      7.09%
                                                     ======                         ====                          ====
Cash....................................      122                           102                           100
Allowance for loan losses...............     (121)                         (105)                          (90)
Other assets............................    1,076                         1,069                           924
                                          -------                       -------                       -------
        Total assets....................  $14,591                       $12,998                       $11,341
                                          =======                       =======                       =======

LIABILITIES AND SHAREHOLDER'S EQUITY
Interest-bearing liabilities:
  Deposits:
    Interest-bearing demand.............  $ 2,294    $   93     4.04%   $ 1,851     $ 56      3.04%   $ 1,177     $ 27      2.31%
    Savings deposits....................      189         4     1.94%       215        5      2.17%       215        5      2.25%
    Time deposits.......................    6,993       396     5.67%     6,052      318      5.25%     5,866      325      5.55%
                                          -------    ------             -------     ----              -------     ----
        Total interest-bearing
          deposits......................    9,476       493     5.20%     8,118      379      4.66%     7,258      357      4.92%
  Advances from the Federal Home Loan
    Bank................................    2,511       159     6.35%     2,683      139      5.19%     1,892      106      5.63%
  Securities sold under repurchase
    agreements..........................      484        32     6.51%       112        5      4.98%       349       20      5.62%
  Other borrowings......................      217        16     7.34%       217       14      6.35%       203       11      5.53%
                                          -------    ------             -------     ----              -------     ----
        Total interest-bearing
          liabilities...................   12,688    $  700     5.52%    11,130     $537      4.83%     9,702     $494      5.10%
                                                     ======                         ====                          ====
  Noninterest-bearing demand deposits...      132                           111                            63
  Other liabilities.....................      465                           620                           726
  Stock issued by subsidiaries..........      230                           227                           197
  Shareholder's equity..................    1,076                           910                           653
                                          -------                       -------                       -------
        Total liabilities and
          shareholder's equity..........  $14,591                       $12,998                       $11,341
                                          =======                       =======                       =======
        Net interest income.............             $  389                         $299                          $244
                                                     ======                         ====                          ====
        Net yield on interest-earning
          assets........................                        2.88%                         2.50%                         2.34%
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

     The following table provides an analysis of the changes in net interest income attributable to changes in volume of interest-earning assets or interest-bearing liabilities and to changes in rates earned or paid:

                        VOLUME/RATE VARIANCE ANALYSIS(1)

                                                    2000 COMPARED WITH 1999       1999 COMPARED WITH 1998
                                                  ---------------------------   ---------------------------
                                                  INCREASE (DECREASE) DUE TO    INCREASE (DECREASE) DUE TO
                                                  ---------------------------   ---------------------------
                                                   VOLUME     RATE     TOTAL     VOLUME     RATE     TOTAL
                                                  --------   ------   -------   --------   ------   -------
                                                                        (IN MILLIONS)
Interest income:
  Interest-earning deposits in other banks......    $ --      $  1     $  1       $ --      $ --     $ --
  Mortgage-backed and other securities..........      40        31       71        (14)      (10)     (24)
  Securities purchased under agreements to
     resell, agency discount notes, federal
     funds sold, and commercial paper...........       1         1        2         --        --       --
  Loans receivable and mortgage loans held for
     sale.......................................      70       109      179        133       (11)     122
                                                    ----      ----     ----       ----      ----     ----
          Total interest income.................    $111      $142     $253       $119      $(21)    $ 98
                                                    ====      ====     ====       ====      ====     ====
Interest expense:
  Deposits:
       Interest-bearing demand deposits.........    $ 15      $ 22     $ 37       $ 19      $ 10     $ 29
       Savings deposits.........................      --        (1)      (1)
       Time deposits............................      52        26       78         10       (17)      (7)
                                                    ----      ----     ----       ----      ----     ----
          Total interest on deposits............      67        47      114         29        (7)      22
  Advances from the Federal Home Loan Bank......      (9)       29       20         41        (8)      33
  Securities sold under repurchase agreements...      24         3       27        (12)       (3)     (15)
  Other borrowings..............................      --         2        2          1         2        3
                                                    ----      ----     ----       ----      ----     ----
          Total interest expense................    $ 82      $ 81     $163       $ 59      $(16)    $ 43
                                                    ====      ====     ====       ====      ====     ====
Net interest income.............................    $ 29      $ 61     $ 90       $ 60      $ (5)    $ 55
                                                    ====      ====     ====       ====      ====     ====

---------------

(1) The change in interest income and expense due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

     The following table sets forth the carrying amount of mortgage-backed and other securities as of the dates indicated:

                              TYPES OF INVESTMENTS

                                                                   AT YEAR END
                                                             ------------------------
                                                              2000     1999     1998
                                                             ------   ------   ------
                                                                  (IN MILLIONS)
Held-to-Maturity:
  Mortgage-backed securities...............................  $  864   $1,061   $1,413
Available-for-Sale:
  Mortgage-backed securities...............................   2,237    1,256      892
  Debt securities
     U.S. government.......................................      --        7       --
     Corporate.............................................       3        2        3
  Equity securities, primarily
     Federal Home Loan Bank Stock..........................     175      166      177
                                                             ------   ------   ------
                                                             $3,279   $2,492   $2,485
                                                             ======   ======   ======

     The table below sets forth the maturities of mortgage-backed and other securities as of year end 2000:

         MATURITY DISTRIBUTION OF MORTGAGE-BACKED AND OTHER SECURITIES

                                                           MATURING
                               -----------------------------------------------------------------    VARIABLE/NO
                               WITHIN 1 YEAR      1-5 YEARS        5-10 YEARS     OVER 10 YEARS       MATURITY       TOTAL
                               --------------   --------------   --------------   --------------   --------------   CARRYING
                               AMOUNT   YIELD   AMOUNT   YIELD   AMOUNT   YIELD   AMOUNT   YIELD   AMOUNT   YIELD    VALUE
                               ------   -----   ------   -----   ------   -----   ------   -----   ------   -----   --------
                                                                   (DOLLARS IN MILLIONS)
Held-to-Maturity:
  Mortgage-backed
    securities...............   $--      --      $--       --     $--       --     $--       --    $ 864    6.05%    $  864
Available-for-Sale:
  Mortgage-backed
    securities...............    --      --       --       --      --       --      --       --    2,237    6.98%     2,237
  Debt securities
    U.S. Government..........    --      --       --       --      --       --      --       --       --      --         --
    Corporate................                      1     6.58%      1     6.20%      1     6.97%      --      --          3
  Equity securities,
    primarily
    Federal Home Loan Bank
      Stock..................    --      --       --       --      --       --      --       --      175    6.55%       175
                                ---              ---              ---              ---             ------            ------
                                $--              $ 1              $ 1              $ 1             $3,276            $3,279
                                ===              ===              ===              ===             ======            ======

     The following table shows the loan distribution for the Financial Services
Group:

                                 TYPES OF LOANS

                                                                   AT YEAR END
                                                   -------------------------------------------
                                                    2000      1999     1998     1997     1996
                                                   -------   ------   ------   ------   ------
                                                                  (IN MILLIONS)
Real estate mortgage.............................  $ 3,618   $3,763   $4,105   $3,997   $3,784
Construction and development (including
  residential)...................................    4,007    3,253    2,210    1,379    1,013
Commercial and business..........................    1,681    1,265    1,031      582      284
Consumer and other...............................    1,215    1,121      827      565      393
Premiums, discounts and deferred fees, net.......        8        7       15       19        8
                                                   -------   ------   ------   ------   ------
                                                    10,529    9,409    8,188    6,542    5,482
Less:
       Allowance for loan losses.................     (118)    (113)     (87)     (91)     (68)
                                                   -------   ------   ------   ------   ------
                                                   $10,411   $9,296   $8,101   $6,451   $5,414
                                                   =======   ======   ======   ======   ======

     The table below presents the maturity distribution of loans (excluding real estate mortgage and consumer and other loans) outstanding at year-end 2000, based on scheduled repayments. The amounts due after one year, classified according to the sensitivity to changes in interest rates, are also provided.

       MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

                                                                            MATURING
                                                              ------------------------------------
                                                              WITHIN 1   1 TO 5   AFTER 5
                                                                YEAR     YEARS     YEARS    TOTAL
                                                              --------   ------   -------   ------
                                                                         (IN MILLIONS)
Construction and development (including residential)........   $3,692     $314     $  1     $4,007
Commercial and business.....................................    1,123      431      127      1,681
                                                               ------     ----     ----     ------
                                                               $4,815     $745     $128     $5,688
                                                               ======     ====     ====     ======
Loans maturing after 1 year with:
  Fixed interest rates......................................   $   --     $160     $115     $  275
  Variable interest rates...................................       --      585       13        598
                                                               ------     ----     ----     ------
                                                               $   --     $745     $128     $  873
                                                               ======     ====     ====     ======

     Loans accounted for on a nonaccrual basis, accruing loans that are contractually past due 90 days or more, and restructured or other potential problem loans were less than 2 percent of total loans at each year end in the five-year period ended December 31, 2000. The aggregate amounts and the interest income foregone on such loans are immaterial.

     The recorded investment in impaired loans was $5.6 million at December 31, 2000, and $78.9 million at December 31, 1999, with a related allowance for loan losses of $2.9 million and $34.3 million, respectively. The average recorded investment in impaired loans during the years ended December 31, 2000 and 1999, was approximately $44.8 million and $34.3 million, respectively. The related amount of interest income recognized for the years ended December 31, 2000 and 1999, on impaired loans was immaterial.

     The following tables summarize activity in the allowance for loan losses and show the allocation of the allowance for loan losses by loan type:

                   ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

                                                   2000   1999    1998   1997   1996
                                                   ----   -----   ----   ----   -----
                                                         (DOLLARS IN MILLIONS)
Balance at beginning of year.....................  $113   $  87   $91    $68    $  66
Charge-offs:
  Real estate mortgage...........................   (22)    (16)   (6)    (5)      (6)
  Commercial and business........................   (11)     (7)   --     (1)      (3)
  Consumer and other.............................    (4)     (2)   (2)    (2)      (4)
                                                   ----   -----   ---    ---    -----
                                                    (37)    (25)   (8)    (8)     (13)
Recoveries:
  Real estate mortgage...........................    --      --     3      1        2
  Commercial and business........................    --      --    --     --       --
  Consumer and other.............................     1       1    --      1        1
                                                   ----   -----   ---    ---    -----
                                                      1       1     3      2        3
                                                   ----   -----   ---    ---    -----
     Net charge-offs.............................   (36)    (24)   (5)    (6)     (10)
Additions charged to operations..................    39      38     1     (2)      13
Additions related to bulk purchases of loans, net
  of adjustments.................................     2      12(a)  --    31(b)    (1)
                                                   ----   -----   ---    ---    -----
Balance at end of year...........................  $118   $ 113   $87    $91    $  68
                                                   ====   =====   ===    ===    =====
Ratio of net charge-offs during the year to
  average loans outstanding during the year......   .35%    .26%  .07%   .10%     .20%
                                                   ====   =====   ===    ===    =====

---------------

(a) Principally related to the loan portfolio from the acquisition of Hemet Federal Savings and Loan Association.

(b) Principally related to the loan portfolio from the acquisition of Stockton Savings Bank, F.S.B.

                  ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
                             (DOLLARS IN MILLIONS)

                                                                         AT YEAR END
                            -----------------------------------------------------------------------------------------------------
                                     2000                      1999                      1998                      1997
                            -----------------------   -----------------------   -----------------------   -----------------------
                                        PERCENT OF                PERCENT OF                PERCENT OF                PERCENT OF
                            AMOUNT OF    LOANS TO     AMOUNT OF    LOANS TO     AMOUNT OF    LOANS TO     AMOUNT OF    LOANS TO
                            ALLOWANCE   TOTAL LOANS   ALLOWANCE   TOTAL LOANS   ALLOWANCE   TOTAL LOANS   ALLOWANCE   TOTAL LOANS
                            ---------   -----------   ---------   -----------   ---------   -----------   ---------   -----------
Real estate mortgage......    $ 26           34%        $ 60           40%         $36           50%         $46           61%
Construction and
 development..............      30           38%          24           35%          17           27%          15           21%
Commercial and business...      31           16%          12           13%          14           13%           4            9%
Consumer and other........       5           12%           5           12%           3           10%           3            9%
Unallocated...............      26           --           12           --           17           --           23           --
                              ----          ---         ----          ---          ---          ---          ---          ---
                              $118          100%        $113          100%         $87          100%         $91          100%
                              ====          ===         ====          ===          ===          ===          ===          ===

                                  AT YEAR END
                            -----------------------
                                     1996
                            -----------------------
                                        PERCENT OF
                            AMOUNT OF    LOANS TO
                            ALLOWANCE   TOTAL LOANS
                            ---------   -----------
Real estate mortgage......     $42           69%
Construction and
 development..............       8           19%
Commercial and business...       1            5%
Consumer and other........       4            7%
Unallocated...............      13           --
                               ---          ---
                               $68          100%
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

     Additional information regarding the allowance for doubtful accounts is contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in this Annual Report on Form 10-K.

     Deposits. The average amount of deposits and the average rates paid on noninterest-bearing demand deposits, interest-bearing demand deposits, savings deposits, and time deposits are presented on the schedule of average balance sheets and analysis of net interest spread of the Financial Services Group on page 6 hereof.

     The amount of time deposits of $100,000 or more and related maturities at year end 2000, are disclosed in Note E to Financial Services Group Summarized Financial Statements on page 53 of this Annual Report on Form 10-K.

     Return on Equity and Assets. The following table shows operating and capital ratios of the Financial Services Group for each of the last three years:

                          OPERATING AND CAPITAL RATIOS

                                                             2000     1999     1998
                                                            ------   ------   ------
Return on average assets..................................   1.01%    0.93%    1.12%
Return on average equity..................................  13.64%   13.29%   19.48%
Dividend payout ratio.....................................  74.92%   57.85%   47.17%
Equity to assets ratio....................................   7.38%    7.00%    5.76%

     Short-term borrowings. The following table shows short-term borrowings outstanding for the Financial Services Group:

                             SHORT-TERM BORROWINGS
                                 (IN MILLIONS)

                                                  WEIGHTED     MAXIMUM       AVERAGE       WEIGHTED
                                                  AVERAGE      AMOUNT        AMOUNT         AVERAGE
                                                  INTEREST   OUTSTANDING   OUTSTANDING   INTEREST RATE
                                     BALANCE AT   RATE AT    DURING THE    DURING THE     DURING THE
                                      YEAR END    YEAR END      YEAR          YEAR           YEAR
                                     ----------   --------   -----------   -----------   -------------
2000
Securities sold under agreements to
  repurchase.......................    $  595        6.6%      $  898        $  484          6.5%
Short-term FHLB advances...........    $2,742        6.4%      $2,911        $2,306          6.4%
1999
Securities sold under agreements to
  repurchase.......................        --         --       $  223        $  112          5.0%
Short-term FHLB advances...........    $2,151        5.7%      $3,431        $2,683          5.2%
1998
Securities sold under agreements to
  repurchase.......................        --         --       $1,255        $  349          5.6%
Short-term FHLB advances...........    $2,252        4.9%      $2,290        $1,382          5.4%

---------------

Note: Certain short-term FHLB advances and securities sold under agreements to repurchase generally mature within 30 days of the transaction date. Average borrowings during the year were calculated based on daily balances.

     Discontinued Operations. The Company's bleached paperboard operation produced various grades and weights of coated and uncoated bleached paperboard for use in high-quality printing and publishing applications, greeting cards, office supplies, and foodware. In December 1999, the Company sold its bleached paperboard business, including the mill located in Evadale, Texas, to Westvaco Corporation for approximately $658 million, including adjustments for working capital. As part of the transaction, the Company entered into a long-term agreement with Westvaco to provide fiber to the Evadale mill at market rates. Revenues for 2000 from this agreement were $49 million. The eucalyptus fiber project in Mexico, which was to be a source of hardwood fiber to the bleached paperboard mill, is expected to be sold during 2001 at a price that approximates its carrying value.

RAW MATERIALS

     The Company's main resource is timber, with approximately 2.2 million acres of owned and leased timberland located in Texas, Louisiana, Alabama, and Georgia. In 2000, wood fiber required for the Company's paper and wood products operations was produced from these lands and as a by-product of its solid wood operations to the extent shown on the following chart:

                            WOOD FIBER REQUIREMENTS

                                                            PERCENTAGE
                                                             SUPPLIED
RAW MATERIALS                                               INTERNALLY
-------------                                               ----------
Sawtimber.................................................     63%
Pine Pulpwood.............................................     65%
Hardwood Pulpwood.........................................     37%

     The balance of the wood fiber required for these operations was purchased from numerous landowners and other lumber companies.

     Linerboard and corrugating medium are the principal materials used by Inland to make corrugated boxes. The mills at Rome, Georgia, and Orange, Texas, are solely linerboard mills. The Ontario, California, and Maysville, Kentucky, mills are traditionally linerboard mills, but can be used to manufacture corrugating medium. The New Johnsonville, Tennessee, mill is solely a corrugating medium mill. The principal raw material used by the Rome, Georgia, and Orange, Texas, mills is virgin fiber. The Ontario, California, and Maysville, Kentucky, mills use only old corrugated containers ("OCC"). The mill at New Johnsonville, Tennessee, uses a combination of virgin fiber and OCC. In 2000, OCC represented approximately 41 percent of the total fiber needs of the Company's containerboard operations. The price of OCC may exhibit volatility due to normal supply and demand fluctuations for the raw material and for the finished product. OCC is purchased by the Company and its competitors on the open market from numerous suppliers. Price fluctuations reflect the competitiveness of these markets. The Company's historical grade patterns produce more linerboard and less corrugating medium than is converted at the Company's box plants. The deficit of corrugating medium is obtained through open market purchases and trades and the excess linerboard is sold in the open market. The conversion of the Newport mill for the production of gypsum facing paper will require the Company to buy increasing amounts of corrugating medium.

     Temple-Inland FPC obtains the gypsum for its wallboard operations in Fletcher, Oklahoma, from one outside source through a long-term purchase contract. At its gypsum wallboard plant in West Memphis, Arkansas, and the joint venture gypsum wallboard plant in Cumberland City, Tennessee, synthetic gypsum is used as a raw material. Synthetic gypsum is a by-product of coal-burning electrical power plants. The Company has entered into a long-term supply agreement for synthetic gypsum produced at a Tennessee Valley Authority electrical plant located adjacent to the Cumberland City plant. Synthetic gypsum acquired pursuant to this agreement supplies all the synthetic gypsum required by the Cumberland City plant and the West Memphis plant.

     In the opinion of management, the sources outlined above will be sufficient to supply the Company's raw material needs for the foreseeable future.

ENERGY

     Electricity and steam requirements at the Company's manufacturing facilities are either supplied by a local utility or generated internally through the use of a variety of fuels, including natural gas, fuel oil, coal, wood bark, and in some instances, waste products resulting from the manufacturing process. By utilizing these waste products and other wood by-products as a biomass fuel to generate electricity and steam, the Company was able to generate approximately 60 percent of its energy requirements at its mills in Rome, Georgia, and Orange, Texas, during 2000. In most cases where natural gas or fuel oil is used as a fuel, the Company's facilities possess a dual capacity enabling the use of either fuel as a source of energy.

     The natural gas needed to run the Company's natural gas fueled power boilers, package boilers, and turbines is acquired pursuant to a multiple vendor solicitation process that provides for the purchase of gas on an interruptible basis at rates that historically have been favorable to spot market rates.

     Energy costs began rising during the second quarter of 2000. This trend continued through the remainder of 2000 and into the first quarter of 2001. In some instances, the Company elected to curtail production at certain of its manufacturing facilities rather than pay the significantly higher energy prices. The Company expects this trend of higher energy costs to continue into the foreseeable future. Accordingly, the Company is exploring alternative arrangements and fuel sources in an effort to contain energy costs.

EMPLOYEES

     At December 30, 2000, the Company and its subsidiaries had approximately 14,800 employees. Approximately 4,400 of these employees are covered by collective bargaining agreements. These agreements generally run for a term of three to six years and have varying expiration dates. The following table summarizes certain information about the collective bargaining agreements that cover a significant number of employees:

LOCATION                 BARGAINING UNIT(S)                EMPLOYEES COVERED                 EXPIRATION DATES
--------                 ------------------                -----------------                 ----------------
Linerboard Mill,         Paper, Allied-Industrial,         235 hourly Production Employees   July 31, 2005
Orange, Texas            Chemical and Energy Workers       and 116 hourly Maintenance
                         Intl. ("PACE"), Local 1398, and   Employees
                         PACE, Local 391
Linerboard Mill,         PACE, Local 804, International    319 hourly Production Employees,  July 31, 2006
Rome, Georgia            Brotherhood of Electrical         36 Electrical Maintenance
                         Workers ("IBEW"), Local 613,      Employees, and 166 hourly
                         United Association of Journeymen  Maintenance Employees
                         & Apprentices of the Plumbing &
                         Pipefitting Industry of the U.S.
                         and Canada, Local 72, and
                         International Association of
                         Machinists & Aerospace Workers,
                         Local 414
Evansville, Indiana,     PACE, Local 1046, PACE, Local     109, 107, and 111 hourly          April 30, 2002
Louisville, Kentucky,    1737,and PACE, Local 114,         Production Employees,
and Middletown, Ohio,    respectively                      respectively
Box Plants ("Northern
Multiple")
Rome, Georgia, and       PACE Local 838 and PACE Local     150 and 105 hourly Production     December 1, 2003
Orlando, Florida, Box    834, respectively                 Employees, respectively
Plants ("Southern
Multiple")

     The Company has additional collective bargaining agreements with the employees of various of its other box plants, mills, and building products plants. These agreements each cover a relatively small number of employees and are negotiated on an individual basis at each such facility.

     The Company considers its relations with its employees to be good.

ENVIRONMENTAL PROTECTION

     The operations conducted by the subsidiaries of the Company are subject to federal, state, and local provisions regulating the discharge of materials into the environment and otherwise related to the protection of the environment. Compliance with these provisions, primarily the Federal Clean Air Act, Clean Water Act, Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), as amended by the Superfund Amendments and Reauthorization Act of 1986 ("SARA"), and Resource Conservation and Recovery Act ("RCRA"), has required the Company to invest substantial funds to modify facilities to assure compliance with applicable environmental regulations. Capital expenditures directly related to environmental compliance totaled approximately $19 million during 2000. This amount does not include capital expenditures for environmental control facilities made as part of major mill modernizations and expansions or capital expenditures made for another purpose that have an indirect benefit on environmental compliance.

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

     Future expenditures for environmental control facilities will depend on new laws and regulations and other changes in legal requirements and agency interpretations thereof, as well as technological advances. The Company expects the prominence of environmental regulation to continue for the foreseeable future. Given these uncertainties, the Company currently estimates that capital expenditures for environmental purposes during the period 2001 through 2003 will average approximately $9 million each year. The estimated expenditures could be significantly higher if more stringent laws and regulations are implemented.

     On April 15, 1998, the U.S. Environmental Protection Agency (the "EPA") issued extensive regulations governing air and water emissions from the pulp and paper industry (the "Cluster Rule"). Compliance with various phases of the Cluster Rule will be required at certain intervals over the next few years. According to the EPA, the technology standards in the Cluster Rule will cut the industry's toxic air pollutant emissions by almost 60 percent and provides incentives for individual mills to adopt technologies that will lead to further reductions in toxic pollutant discharges. The estimated capital expenditures disclosed above do not include expenditures that may be needed to comply with the Cluster Rule. The Company has incurred approximately $11 million toward Cluster Rule compliance through the end of 2000, excluding such expenditures related to discontinued operations, and expects that additional expenditures related to Cluster Rule compliance will be approximately $2 million by the initial compliance deadline of April 15, 2001.

     Not included in the phase I Cluster Rule was the Maximum Achievable Control Technology ("MACT") II Standard for the control of hazardous air pollutant emissions from pulp and paper mill combustion sources. Final promulgation of the MACT II Standard occurred on December 15, 2000, and applies to two kraft mills operated by the Company. Preliminary estimates indicate that the Company could be required to make total capital expenditures for monitoring both particulate matter ("PM") and gaseous hazardous air pollutants ("HAPs") associated with the reporting and record-keeping activities of the rule of up to $2 million over the next few years.

     Future national emission standards for HAPs will apply to facilities that are major sources in the plywood and composite wood products ("PCWP") industry. The proposed standard would limit emissions of HAPs including acetaldehyde, acrolein, formaldehyde, methanol, phenol, and other HAPs. EPA estimates that implementation of the proposed standards would reduce HAP emissions from the PCWP source category industry-wide by approximately 11,000 tons per year. In addition, the proposed standards would reduce emissions of volatile organic compounds ("VOCs") industry-wide by approximately 27,000 tons per year. The estimated capital costs of these proposed standards for the Company are approximately $25 million over the next five years.

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

     The corrugated packaging industry is highly competitive with almost 1,500 box plants in the United States. Box plants operated by Inland and its subsidiaries accounted for approximately 8 percent of total industry shipments during 2000. Although corrugated packaging is dominant in the national distribution process, Inland's products also compete with various other packaging materials, including products made of paper, plastics, wood, and metals.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below are the names, ages, and titles of the persons who serve as executive officers of the Company:

NAME                             AGE                              OFFICE
----                             ---                              ------
Kenneth M. Jastrow, II.........  53    Chairman of the Board and Chief Executive Officer
William B. Howes...............  63    Executive Vice President
Harold C. Maxwell..............  60    Executive Vice President
Bart J. Doney..................  51    Group Vice President
Kenneth R. Dubuque.............  52    Group Vice President
James C. Foxworthy.............  49    Group Vice President
Dale E. Stahl..................  53    Group Vice President
Jack C. Sweeny.................  54    Group Vice President
M. Richard Warner..............  49    Chief Administrative Officer, Vice President, and General
                                       Counsel
Randall D. Levy................  49    Chief Financial Officer
Louis R. Brill.................  59    Vice President, Chief Accounting Officer
Scott Smith....................  46    Chief Information Officer
Doyle R. Simons................  37    Vice President -- Administration
David W. Turpin................  50    Treasurer
Leslie K. O'Neal...............  45    Assistant General Counsel and Secretary

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

     Dale E. Stahl became Group Vice President of the Company in July 2000. Mr. Stahl served as President and Chief Operating Officer of Gaylord Container Corporation for twelve years prior to joining the Company.

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

     M. Richard Warner became Vice President and General Counsel of the Company in June 1994 and was named Chief Administrative Officer in May 1999.

     Randall D. Levy became Chief Financial Officer of the Company in May 1999. Mr. Levy joined Guaranty in 1989 serving in various capacities, including Treasurer and most recently as Chief Operating Officer from 1994 to 1999.

     Louis R. Brill became Vice President, Controller of the Company in December 1999 and was named Chief Accounting Officer in May 2000. Before joining the Company in 1999, Mr. Brill was a partner of Ernst & Young LLP for 25 years.

     Scott Smith became Chief Information Officer of the Company in February 2000. Prior to that, Mr. Smith was Treasurer of Guaranty from November 1993 to December 1999 and Chief Information Officer of Financial Services from August 1995 to June 1999.

     Doyle R. Simons became Vice President -- Administration in November 2000. Mr. Simons has served as the Director of Investor Relations for the Company since 1994.

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

ITEM 2. PROPERTIES

     The Company owns and operates manufacturing facilities throughout the United States, three box plants and a sheet plant in Mexico, and box plants in Chile and Puerto Rico. Additional descriptions as of year-end of selected properties are set forth in the following charts:

                              CONTAINERBOARD MILLS

                                                                      RATED
                                                           NO. OF     ANNUAL       2000
LOCATION                                      PRODUCT     MACHINES   CAPACITY   PRODUCTION
--------                                      -------     --------   --------   ----------
                                                                           (IN TONS)
Ontario, California........................  Linerboard      1       330,000     278,000
Rome, Georgia..............................  Linerboard      2       810,000     730,000
Orange, Texas..............................  Linerboard      2       580,000     530,000
Maysville, Kentucky........................  Linerboard      1       405,000     390,000
New Johnsonville, Tennessee................  Medium          1       265,000     249,000

     During 2000, the Company transferred its Newport, Indiana, mill to a joint venture in which Inland owns a 50 percent interest. The joint venture completed converting this mill to produce gypsum wallboard facing paper in the third quarter. Prior to the transfer, the mill produced 120,000 tons of corrugating medium. The mill now has a rated annual capacity to produce 264,000 tons of gypsum facing paper per year, production of which will begin during 2001. For a period of twelve months following the conversion, the Paper Group is obligated to purchase, at market rates, all of the medium produced by the venture that meets the Paper Group's specifications. During 2000, the Company purchased 72,000 tons of medium from this venture.

                          CORRUGATED CONTAINER PLANTS*

                                                                              DATE
                                                              CORRUGATOR   ACQUIRED OR
LOCATION                                                         SIZE      CONSTRUCTED
--------                                                      ----------   -----------
Fort Smith, Arkansas........................................   87inches       1978
Fort Smith, Arkansas(1)***..................................     None         1996
Bell, California............................................   97inches       1974
El Centro, California(1)....................................   87inches       1990
Ontario, California.........................................   87inches       1985
Santa Fe Springs, California................................   97inches       1973
Tracy, California**.........................................   87inches       1979
Wheat Ridge, Colorado.......................................   87inches       1970
Orlando, Florida............................................   98inches       1955
                                                              87inches &
Rome, Georgia**.............................................   98inches       1955
Chicago, Illinois...........................................   87inches       1958
Crawfordsville, Indiana.....................................   98inches       1972
Evansville, Indiana.........................................   98inches       1938
Garden City, Kansas.........................................   96inches       1981
Kansas City, Kansas.........................................   87inches       1981
Louisville, Kentucky........................................   92inches       1958
Minden, Louisiana...........................................   98inches       1978
Minneapolis, Minnesota......................................   87inches       1959
Hattiesburg, Mississippi....................................   87inches       1965
St. Louis, Missouri.........................................   87inches       1963
Milltown, New Jersey(1)***..................................     None         1999
Spotswood, New Jersey.......................................   87inches       1964
Middletown, Ohio............................................   98inches       1929
Streetsboro, Ohio...........................................   98inches       1997
Biglerville, Pennsylvania...................................   98inches       1932
Hazleton, Pennsylvania......................................   98inches       1976
Vega Alta, Puerto Rico......................................   87inches       1977
Lexington, South Carolina...................................   98inches       1973
Rock Hill, South Carolina...................................   87inches       1972
Elizabethton, Tennessee.....................................   98inches       1982
Elizabethton, Tennessee(1)***...............................     None         1990
Ashland City, Tennessee(1)***...............................     None         1998
Dallas, Texas...............................................   98inches       1962
Edinburg, Texas.............................................   87inches       1988
Petersburg, Virginia........................................   87inches       1991
Petersburg, Virginia(1)***..................................     None         1998
San Jose Iturbide, Guanajuato, Mexico.......................   87inches       1994
Monterrey, Leon, Mexico.....................................   87inches       1994
Los Mochis, Sinaloa, Mexico.................................   80inches       1997
Guadalajara, Jalisco, Mexico(1)***..........................     None         2000
Santiago, Chile.............................................   87inches       1995

---------------

  * The annual capacity of Inland's box plants is not given because such annual capacity is a function of the product mix, customer requirements and the type of converting equipment installed and operating at each plant, each of which varies from time to time.

 ** The Tracy, California, and Rome, Georgia, plants each contain two corrugators.

*** Sheet plants.

(1) Leased facilities.

     Additionally, Inland owns a fulfillment center in Gettysburg, Pennsylvania, a graphics resource center in Indianapolis, Indiana, that has a 100inches preprint press, and also leases 50 warehouses located throughout much of the United States. Inland owns specialty converting plants in Santa Fe Springs, California; Harrington, Delaware; Indianapolis, Indiana; Leominster, Massachusetts; and Linden, New Jersey, and leases specialty converting plants in Buena Park, Santa Fe Springs, and Ontario, California; and Rural Hall, North Carolina.

                               BUILDING PRODUCTS

                                                                              RATED ANNUAL
DESCRIPTION                        LOCATION                                     CAPACITY
-----------                        --------                                  ---------------
                                                                             (IN MILLIONS OF
                                                                               BOARD FEET)
Lumber...........................  Diboll, Texas                                   150*
Lumber...........................  Pineland, Texas                                  95**
Lumber...........................  Buna, Texas                                     170
Lumber...........................  Rome, Georgia                                   115
Lumber...........................  DeQuincy, Louisiana                             145

---------------

 * Includes separate finger jointing capacity of 10 million board feet.

** During the first half of 2001, this facility will be replaced with a state-of-the-art sawmill.

                                                                              RATED ANNUAL
DESCRIPTION                        LOCATION                                     CAPACITY
-----------                        --------                                  ---------------
                                                                             (IN MILLIONS OF
                                                                              SQUARE FEET)
Fiberboard.......................  Diboll, Texas                                   460
Particleboard....................  Monroeville, Alabama                            150
Particleboard....................  Thomson, Georgia                                145
Particleboard....................  Diboll, Texas                                   140
Particleboard....................  Hope, Arkansas                                  220
Particleboard(1).................  Mt. Jewett, Pennsylvania                        200
Plywood..........................  Pineland, Texas                                 265**
Gypsum Wallboard.................  West Memphis, Arkansas                          400
Gypsum Wallboard.................  Fletcher, Oklahoma                              466
Gypsum Wallboard*................  McQueeney, Texas                                380
Gypsum Wallboard*................  Cumberland City, Tennessee                      700
Medium Density Fiberboard........  Clarion, Pennsylvania                           135
Medium Density Fiberboard........  Pembroke, Ontario, Canada                       135
Medium Density Fiberboard*.......  El Dorado, Arkansas                             150
Medium Density Fiberboard(1).....  Mt. Jewett, Pennsylvania                        100

---------------

  * The table shows the full capacity of this facility that is owned by a joint venture in which a subsidiary of the Company has a 50 percent interest.

 ** As part of the Company's plans for the Pineland complex, which are expected to be completed in the first half of 2001, this facility will be limited to the production of veneer.

(1) Leased facilities.

                            TIMBER AND TIMBERLANDS*
                                   (IN ACRES)

Pine Plantations............................   1,403,338
Natural Pine................................     125,394
Hardwood....................................     124,588
Special Use/Non-Forested....................     495,011
                                              ----------
          Total.............................   2,148,331
                                              ==========

---------------

*  Includes approximately 268,729 acres of leased land.

     In the opinion of management, the Company's plants, mills, and manufacturing facilities are suitable for their purpose and adequate for the Company's business.

     Through its subsidiaries, the Company owns certain of the office buildings in which various of its corporate offices are headquartered. This includes approximately 150,000 square feet of space in Diboll, Texas, approximately 130,000 square feet in Indianapolis, Indiana, and approximately 445,000 square feet of office space in Austin, Texas.

     The Company also owns approximately 381,000 mineral acres in Texas and Louisiana. Revenue from lease and production activities on these acres totaled $8.3 million in 2000. Additionally, the Company owns approximately 395,830 mineral acres in Alabama and Georgia, which produced no lease or production revenue in 2000.

     At year end 2000, property and equipment having a net book value of approximately $58.4 million were subject to liens in connection with $86.2 million of debt.

ITEM 3. LEGAL PROCEEDINGS

GENERAL

     The Company and its subsidiaries are involved in various legal proceedings that have arisen from time to time in the ordinary course of business. In the opinion of the Company's management, such proceedings will not be material to the business or financial condition of the Company and its subsidiaries.

ENVIRONMENTAL

     The facilities of the Company are periodically inspected by environmental authorities and must file periodic reports on the discharge of pollutants with these authorities. Occasionally, one or more of these facilities may have operated in violation of applicable pollution control standards, which could subject the facilities to fines or penalties in the future. Management believes that any fines or penalties that may be imposed as a result of these violations will not have a material adverse effect on the Company's earnings or competitive position. No assurance can be given, therefore, that any fines levied against the Company in the future for any such violations will not be material.

     Under CERCLA, liability for the cleanup of a Superfund site may be imposed on waste generators, site owners and operators, and others regardless of fault or the legality of the original waste disposal activity. While joint and several liability is authorized under CERCLA, as a practical matter, the cost of cleanup is generally allocated among the many waste generators. Subsidiaries of the Company are parties to nine proceedings relating to the cleanup of hazardous waste sites under CERCLA and similar state laws, excluding sites to which the Company's records disclose no involvement or as to which the Company's potential liability has finally been determined. The subsidiaries have conducted investigations of the sites and in certain instances believe that there is no basis for liability and have so informed the governmental entities. The internal investigations of the remaining sites reveal that the portion of the remediation costs for these sites to be allocated to the Company is approximately $2 million and will have no material impact on the Company. There can be no assurance that subsidiaries of the Company will not be named as potentially responsible parties at additional Superfund sites in the future or that the costs associated with the remediation of those sites would not be material.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     The Common Stock of the Company is traded on the New York Stock Exchange and The Pacific Exchange. The table below sets forth the high and low sales price for the Common Stock during each fiscal quarter in the two most recent fiscal years.

                                               2000                        1999
                                     -------------------------   ------------------------
                                            PRICE RANGE                PRICE RANGE
                                     -------------------------   ------------------------
                                     HIGH     LOW    DIVIDENDS   HIGH    LOW    DIVIDENDS
                                     -----   -----   ---------   -----   ----   ---------
First Quarter......................  67 11/16 43 3/4   $0.32     $67 3/  56 7/16   $0.32
Second Quarter.....................  57 1/2  40 15/16   $0.32     77 1/  61 3/8   $0.32
Third Quarter......................  47 5/8  37 1/16   $0.32      73 7/1 58       $0.32
Fourth Quarter.....................  55 1/2  34 5/8    $0.32      66 1/1 53 5/8   $0.32
                                                       -----                      -----
For the Year.......................  67 11/16 34 5/8   $1.28      77 1/  53 5/8   $1.28

SHAREHOLDERS

     The Company's stock transfer records indicated that as of February 28, 2001, there were approximately 5,900 holders of record of the Common Stock.

DIVIDEND POLICY

     As indicated above, the Company paid quarterly dividends during each of the two most recent fiscal years in the amounts shown. On February 2, 2001, the Board of Directors declared a quarterly dividend on the Common Stock of $0.32 per share payable on March 15, 2001, to shareholders of record on March 1, 2001. The quarterly dividend has been $0.32 per share since the dividend paid September 13, 1996. The Board will review its dividend policy periodically, and the declaration of dividends will necessarily depend upon earnings and financial requirements of the Company and other factors within the discretion of its Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA

                                                      FOR THE YEAR
                                   ---------------------------------------------------
                                    2000        1999      1998        1997      1996
                                   -------     -------   -------     -------   -------
Revenues(a)
  Paper..........................  $ 2,089     $ 1,869   $ 1,707     $ 1,768   $ 1,830
  Building Products..............      828         823       660         662       604
  Financial Services.............    1,369       1,116     1,036         923       800
                                   -------     -------   -------     -------   -------
          Total revenues.........  $ 4,286     $ 3,808   $ 3,403     $ 3,353   $ 3,234
                                   =======     =======   =======     =======   =======
Segment Operating Income
  Paper..........................  $   205     $   103   $    39     $   (54)  $   120
  Building Products..............       68         174       112         131       102
  Financial Services.............      189         138       154         132        63(b)
                                   -------     -------   -------     -------   -------
          Segment operating
            income...............  $   462     $   415   $   305     $   209   $   285
                                   =======     =======   =======     =======   =======
Income from continuing
  operations.....................  $   195(c)  $   191   $    88(d)  $    59   $   155
Discontinued operations..........       --         (92)      (21)         (8)      (22)
Cumulative effect of accounting
  change.........................       --          --        (3)         --        --
                                   -------     -------   -------     -------   -------
          Net income.............  $   195     $    99   $    64     $    51   $   133
                                   =======     =======   =======     =======   =======
Capital expenditures:
  Manufacturing..................  $   223     $   178   $   157     $   213   $   250
  Financial Services.............       34          26        39          18        15
Depreciation and depletion:
  Manufacturing..................      198         200       192         187       178
  Financial Services.............       18          17        14          13        12
Earnings per share -- continuing
  operations:
  Basic..........................     3.83        3.45      1.60        1.05      2.79
  Diluted........................     3.83        3.43      1.59        1.04      2.79
Earnings per share -- net
  income(e):
  Basic..........................     3.83        1.79      1.16        0.91      2.39
  Diluted........................     3.83        1.78      1.15        0.90      2.39
Dividends per common share.......     1.28        1.28      1.28        1.28      1.24
Weighted average shares
  outstanding:
  Basic..........................     50.9        55.6      55.8        56.0      55.5
  Diluted........................     50.9        55.8      55.9        56.2      55.6
Common shares outstanding at year
  end............................     49.2        54.2      55.6        56.3      55.4
At year end
Total assets.....................  $18,142     $16,186   $15,868     $14,257   $12,858
Long-term debt:
  Parent company.................    1,381       1,253     1,501       1,356     1,440
  Financial Services.............      210         212       210         167       133
Stock issued by subsidiaries.....      306         226       225         150        --
Shareholders' equity.............    1,833       1,927     1,998       2,045     2,015
Ratio of total debt to total
  capitalization -- parent
  company........................       43%         39%       43%         40%       42%

---------------

(a) Restated to reflect the reclassification of shipping and handling costs from revenues to cost of sales.

(b) 1996 includes a one-time assessment of $44 million to recapitalize the Savings Association Insurance Fund.

(c)  2000 includes a pre-tax special charge of $15 million.

(d)  1998 includes a pre-tax special charge of $47 million.

(e) 1998 includes a $.06 per share charge from cumulative effect of accounting change. 1999, 1998, 1997, and 1996 include a loss from discontinued operation of $1.65, $.38, $.14 and $.40 per share, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The actual results achieved by Temple-Inland may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include general economic, market, or business conditions; the opportunities (or lack thereof) that may be presented to and pursued by Temple-Inland and its subsidiaries; the availability and price of raw materials used by Temple-Inland and its subsidiaries; competitive actions by other companies; changes in laws or regulations; and other factors, many of which are beyond the control of Temple-Inland and its subsidiaries.

  SUMMARY

     Consolidated revenues were $4.3 billion in 2000, $3.8 billion in 1999 and $3.4 billion in 1998. Segment operating income was $462 million in 2000, $415 million in 1999 and $305 million in 1998. Income from continuing operations was $195 million in 2000, $191 million in 1999 and $88 million in 1998. Income from continuing operations per diluted share was $3.83 in 2000, $3.43 in 1999 and $1.59 in 1998. The year 2000 results include a $15 million special charge related to the decision to exit the fiber-cement business. The year 1998 results include a $47 million special charge related to work force reductions and asset impairment.

  BUSINESS SEGMENTS

     The Company manages its operations through three business segments: Paper, Building Products and Financial Services.

     A summary of the results of operations by business segment follows.

                                                                   FOR THE YEAR
                                                             ------------------------
                                                              2000     1999     1998
                                                             ------   ------   ------
                                                                  (IN MILLIONS)
REVENUES
Paper......................................................  $2,089   $1,869   $1,707
Building Products..........................................     828      823      660
Financial Services.........................................   1,369    1,116    1,036
                                                             ------   ------   ------
          Total revenues...................................  $4,286   $3,808   $3,403
                                                             ======   ======   ======
INCOME BEFORE TAXES
Paper......................................................  $  205   $  103   $   39
Building Products..........................................      68      174      112
Financial Services.........................................     189      138      154
                                                             ------   ------   ------
  Segment operating income.................................     462      415      305
Corporate expense..........................................     (33)     (30)     (28)
Special charge.............................................     (15)      --      (47)
Parent company interest....................................    (104)     (95)     (78)
Other......................................................      10       16        6
                                                             ------   ------   ------
  Income from continuing operations before taxes...........     320      306      158
Income taxes...............................................    (125)    (115)     (70)
                                                             ------   ------   ------
  Income from continuing operations........................  $  195   $  191   $   88
                                                             ======   ======   ======

     Each of these business segments is affected by the factors of supply and demand and changes in domestic and global economic conditions. These conditions include, but are not limited to, changes in interest rates, new housing starts, home repair and remodeling activities, and the strength of the U.S. dollar, some or all of which may have varying degrees of impact on the business segments.

  The Paper Group

     The Paper Group manufactures containerboard that it converts into a complete line of corrugated packaging and point of purchase displays. The Paper Group operations consist of four linerboard mills, one corrugating medium mill, 41 box plants, eight specialty-converting plants and an interest in a gypsum facing paper joint venture, which for some time also may continue to produce corrugating medium. The Paper Group's facilities are located throughout the United States and in Chile, Mexico and Puerto Rico.

     The Paper Group's revenues were $2.1 billion in 2000, $1.9 billion in 1999 and $1.7 billion in 1998. Compared with the preceding year, average domestic box prices were up 17 percent in 2000, 3 percent in 1999 and 7 percent in 1998. Domestic box shipments were 2.0 million tons in 2000, 2.1 million tons in 1999 and 2.0 million tons in 1998. The increases in prices in 2000 and 1999 and the decrease in shipments in 2000 were due in part to an upgrading and realignment of the customer base as part of the Paper Group's ongoing revenue enhancement initiatives. A slowing of demand beginning in the second quarter 2000 and continuing throughout the year also contributed to the decrease in box shipments in 2000. Compared with the preceding year, average linerboard prices were up 20 percent in 2000, 6 percent in 1999 and 12 percent in 1998.

     Compared with the third quarter 2000, fourth quarter 2000 revenues were down slightly with average box prices and linerboard prices about even and box and linerboard shipments down slightly. During the first quarter 2001, this trend of lower box and linerboard shipments continued. This trend, coupled with a decrease in the published price for linerboard during January 2001, may result in downward pressure on box prices.

     Production, distribution and administrative costs were $1.9 billion in 2000, $1.8 billion in 1999 and $1.7 billion in 1998. Costs for 2000 were up due to higher energy and old corrugated containers (OCC) costs coupled with increased outside purchases of corrugating medium. Energy costs, principally natural gas, began to rise during the second quarter 2000 and continued to rise throughout the year. During 2000, energy costs were up $10 million compared with 1999. OCC accounted for about 41 percent of the Paper Group's fiber requirements in 2000 and 46 percent in 1999 and 1998. OCC costs rose dramatically during the first quarter 2000, but began to decline near the end of the second quarter 2000 and continued to decline throughout the year. OCC costs averaged $107 per ton in 2000, $89 per ton in 1999 and $85 per ton in 1998. OCC costs averaged $139 per ton in second quarter 2000, $91 per ton in third quarter 2000 and $74 per ton in fourth quarter 2000. Year-end OCC prices were $67 per ton in 2000, $99 per ton in 1999 and $85 per ton in 1998. OCC costs remained at these levels early in 2001. However, OCC costs traditionally rise as box demand improves. Outside purchases of corrugating medium increased in 2000 due to the conversion of the Newport, Indiana, joint venture corrugating medium mill.

     Mill production was 2.3 million tons in 2000, 2.7 million tons in 1999 and
2.5 million tons in 1998. Of the mill production, 20 percent in 2000, 20 percent in 1999 and 13 percent in 1998 was sold in the domestic and export markets. The Paper Group's converting operations used the remainder of the mill production. The decrease in production was due to curtailments throughout the year and the conversion of the Newport, Indiana, corrugating medium mill during the third quarter 2000. Production was curtailed by 315,000 tons in 2000 due to market, maintenance and operational factors. During the fourth quarter 2000, production was curtailed by 135,000 tons including a shut down of the Ontario, California, mill for most of December 2000. The Ontario mill was shut down due to higher energy prices and weaker box demand. The mill resumed production in January 2001. Year-end 2000 inventories were down about 60,000 tons compared with year-end 1999, as the Paper Group continues to improve the balance between its supply and the demand of its customers. Production curtailments were minimal during 1999 and 1998.

     The Paper Group's joint venture conversion of its Newport, Indiana, mill to enable it to produce lightweight gypsum facing paper was completed during the third quarter 2000 with start-up efforts continuing through fourth quarter 2000. For both start-up and market reasons, the venture did not produce significant volumes of gypsum facing paper during fourth quarter 2000. This conversion reduced the Paper Group's annualized productive capacity by 285,000 tons. The mill remains capable of producing corrugating medium, and for a period of twelve months after the conversion of the mill, the Paper Group is obligated to purchase, at market rates, the medium produced by the venture that meets the Paper Group's specifications. During the third and fourth quarters 2000, the Paper Group purchased 72,000 tons of medium from the venture.

     The Paper Group has undertaken a number of initiatives to enhance return on investment. An important and ongoing initiative is the design and installation of new information systems, portions of which were installed during the fourth quarter 2000. It is anticipated that the remainder will be installed during 2001 and 2002. Other initiatives include the December 1999 sale of the discontinued bleached paperboard operation, which resulted in a $71 million loss; the 1998 closing and dismantling of the Newark, California, mill and the subsequent sale of the land, which resulted in a $13 million gain; and the sale of the Argentine operation and domestic workforce reductions, which resulted in a $37 million special charge in 1998.

     Operating income was $205 million in 2000, $103 million in 1999 and $39 million, excluding the $37 million special charge, in 1998.

  The Building Products Group

     The Building Products Group produces a variety of building products including lumber, plywood, particleboard, fiberboard, medium density fiberboard
(MDF) and gypsum wallboard. The Building Products Group operations consist of 19 facilities, including interests in a gypsum joint venture and an MDF joint venture, and two facilities, a particleboard plant and a medium density fiberboard plant, operated under long-term lease agreements that began during December 1999. The Building Products Group operates throughout the United States and in Canada and manages the company's 2.2 million acres of owned and leased forestlands located in Texas, Louisiana, Georgia and Alabama.

     The Building Products Group's revenues were $828 million in 2000, $823 million in 1999 and $660 million in 1998. Average prices for lumber, plywood, particleboard and gypsum began to decline during the first quarter 2000 and continued to fall throughout the year. Average MDF prices rose slightly during 2000 due to improved product mix. Average prices for all products manufactured by the Building Products Group were higher during 1999 compared with 1998. For the year 2000, shipments of lumber, particleboard and MDF were up compared with 1999 due to a full year's operation of the Diboll sawmill and the Mt. Jewett particleboard and MDF facilities. Other revenues were up in 2000 due to deliveries under the long-term fiber supply agreement entered into in connection with the sale of the bleached paperboard mill in December 1999. Compared with the third quarter 2000, fourth quarter 2000 revenues were down 20 percent with average prices and shipments down for all products. During the first quarter 2001, these trends of lower prices and shipments continued.

     Production, distribution and administrative costs were $760 million in 2000, $649 million in 1999 and $548 million in 1998. Cost of sales for 2000 were up due to additional manufacturing facilities, higher energy costs, and $13 million of operating losses from the fiber-cement joint venture, which the group exited in the third quarter 2000. Energy costs, principally natural gas, began to rise during the second quarter 2000 and continued to rise throughout the year. During 2000, energy costs were up approximately $7 million compared with 1999. During the third quarter 2000, the Building Products Group completed the assessment of its fiber-cement joint venture and decided to exit this business by assuming control of the joint venture and leasing most of its production assets to a third party. As a result, a $15 million special charge was recognized that included $11 million for assets excluded from the lease agreement that will be disposed of and $4 million for other costs. Following a six-month rental ramp-up period, the lease agreement provides for payments of $3.4 million per year over the balance of the 19 1/2-year lease term.

     Beginning in the third quarter 2000 and continuing through the balance of the year, production was curtailed in all product lines due to market conditions. For the fourth quarter 2000, production averaged from a low of 54 percent to a high of 76 percent of capacity in the various product lines. In early 2001, further production curtailments were announced including a temporary shut down of the MDF joint venture plant in El Dorado, Arkansas, due to market conditions, higher energy prices and reconstruction of the plant's heat energy system. The plant is anticipated to resume production in June 2001 following completion of the reconstruction project. Production levels in 2001 will depend on demand levels for the various products. Production curtailments were minimal during 1999 and 1998.

     Operating income was $68 million, excluding the $15 million special charge, in 2000, $174 million in 1999 and $112 million, excluding a $10 million special charge for asset impairment, in 1998.

  The Financial Services Group

     The Financial Services Group operates a savings bank and engages in mortgage banking, insurance brokerage and real estate activities.

     The savings bank, Guaranty Bank (Guaranty), conducts business through banking centers in Texas and California. The primary business of Guaranty includes providing deposit products to the general public, investing in single-family adjustable-rate mortgages, lending for the construction of real estate projects and the financing of business operations, and providing a variety of other financial products to consumers and businesses. During 2000, Guaranty acquired American Finance Group, Inc. (AFG), a commercial finance company engaged in leasing and secured financing of a variety of types of equipment. During 1999, Guaranty acquired Hemet Federal Savings and Loan Association (Hemet) and also acquired the assets of Fidelity Funding Inc. (Fidelity), an asset based lending company. Hemet operated 18 branches in the Southern California markets of Riverside County, Palm Springs and northern San Diego County. During February 2001, Guaranty acquired an asset based loan portfolio and two production offices for approximately $300 million in cash.

     The mortgage banking operation arranges mortgage financing of single-family homes, securitizes the mortgage loans, sells the resulting securities in the secondary market and services mortgage loans for Guaranty and unrelated third parties. The insurance brokerage operation sells a full range of insurance products. The real estate operations include the development of residential subdivisions and multi-family housing and the management and sale of income producing properties. The real estate operations are principally located in Texas, Colorado, Florida, Tennessee and California.

     The Financial Services Group revenues, consisting of interest and noninterest income, were $1.4 billion in 2000, $1.1 billion in 1999 and $1.0 billion in 1998. Selected financial information for the Financial Services Group follows:

                                                                  FOR THE YEAR
                                                              ---------------------
                                                              2000    1999    1998
                                                              -----   -----   -----
                                                                  (IN MILLIONS)
OPERATING INCOME
Net interest income.........................................  $ 389   $ 299   $ 244
Provision for loan losses...................................    (39)    (38)     (1)
Noninterest income..........................................    280     280     298
Noninterest expense.........................................   (423)   (388)   (373)
Minority interest...........................................    (18)    (15)    (14)
                                                              -----   -----   -----
          Total.............................................  $ 189   $ 138   $ 154
                                                              =====   =====   =====
BY ACTIVITY
Savings Bank................................................  $ 168   $ 109   $ 113
Mortgage Banking............................................     11      19      22
Real Estate.................................................      3       4      13
Insurance Brokerage.........................................      7       6       6
                                                              -----   -----   -----
          Total.............................................  $ 189   $ 138   $ 154
                                                              =====   =====   =====

     OPERATIONS

     Net interest income was $389 million in 2000, $299 million in 1999 and $244 million in 1998. The increases in net interest income in each successive year were primarily the result of growth in average earning assets and a change in the mix of earning assets. Average earning assets were $13.5 billion in 2000, compared with $11.9 billion in 1999 and $10.4 billion in 1998.

     The provision for loan losses was $39 million in 2000, $38 million in 1999 and $1 million in 1998. The increase in the provision in 1999 compared with 1998 was the result of growth, a change in the mix of the loan portfolio and a decline in asset quality related to several mortgage warehouse loans.

     Noninterest income, which consists primarily of income from real estate and insurance activities, loan related fees and service charges on deposits, was $280 million in 2000, unchanged from 1999, and was $298 million in 1998. The 2000 noninterest income was affected by increases in real estate and insurance activities and the savings bank's focus on fee-based products such as operating leases through the AFG acquisition, alternative investments and cash management services. However, these increases were offset by a decline in noninterest income from mortgage banking activities due to the impact of the higher interest rate environment on mortgage financing and refinancing activities. The decrease in noninterest income in 1999 compared with 1998 was primarily the result of the sale of a large commercial property in 1998.

     Noninterest expense, which consists primarily of compensation and benefits, occupancy and data processing was $423 million in 2000, $388 million in 1999 and $373 million in 1998. Approximately $25 million of the increase in noninterest expense in 2000 compared with 1999 was the result of the Hemet, Fidelity and AFG acquisitions. After adjusting for the impact of these acquisitions, noninterest expense increased $10 million, or 3 percent, in 2000 compared with 1999. Approximately $9 million of the increase in noninterest expense in 1999 compared with 1998 was the result of the Hemet and Fidelity acquisitions.

     EARNING ASSETS

     Interest income from earning assets is the main source of income for the Financial Services Group. Average earning assets totaled $13.5 billion in 2000, $11.9 billion in 1999 and $10.4 billion in 1998. A portion of the increase in average earning assets was the result of the Hemet and Fidelity acquisitions, which occurred in mid-1999. In addition, the AFG acquisition in 2000 increased average earning assets. The remainder of the increases in earning assets was due to internally generated growth, primarily in construction and development loans and in commercial and business loans, resulting in a change in the mix of average loans and improved spreads.

     Loan demand remained strong throughout 2000. Average loans receivable and mortgage loans held for sale totaled $10.4 billion in 2000, $9.5 billion in 1999 and $7.7 billion in 1998. Average loans receivable and mortgage loans held for sale as a percentage of average earning assets were 77 percent in 2000, compared with 79 percent in 1999 and 74 percent in 1998.

     During 2000, the Financial Services Group continued to securitize portions of the mortgage loans held in its portfolio, ending the year with $689 million in securitized mortgage loans. Average loans receivable, mortgage loans held for sale and securitized mortgage loans as a percentage of average earning assets were 82 percent in 2000, 85 percent in 1999 and 81 percent in 1998.

     The Financial Services Group's lending activities are subject to underwriting standards and liquidity considerations. The Financial Services Group continued to increase the size and alter the mix of the loan portfolio through increased construction and development lending, and commercial and business loans and the introduction of new products. These changes to the loan portfolio provide further product and geographic diversification.

     Specific underwriting criteria for each type of loan are outlined in a credit policy approved by the Board of Directors of Guaranty. In general, commercial loans are evaluated based on cash flow, collateral, market conditions, prevailing economic trends, leverage capacity of the borrower and capital and investment in a particular property, if applicable. Most small business and consumer loans are underwritten using credit-scoring models that consider factors including payment capacity, credit history and collateral. In addition, market conditions and economic trends are considered. The credit policy, including the underwriting criteria for loan categories, is reviewed on a regular basis and adjusted when warranted.

     Average mortgage-backed and other securities totaled $3.0 billion in 2000, $2.3 billion in 1999 and $2.6 billion in 1998. The increase in average mortgage-backed and other securities in 2000 was the result of purchases of $1.0 billion offset by maturities and prepayments. The decrease in average mortgage-backed and other securities in 1999 was primarily the result of maturities and prepayments on mortgage-backed securities.

     ASSET QUALITY

     Several key measures are used to evaluate and monitor the asset quality of the Financial Services Group. These measures include the level of loan delinquencies, nonperforming loans, nonperforming assets and net loan charge-offs compared to average loans and are summarized in the following table.

                                                                  AT YEAR END
                                                          ---------------------------
                                                           2000      1999      1998
                                                          -------   -------   -------
                                                                 (IN MILLIONS)
Accruing loans past due 30-89 days.....................   $   170   $    95   $   131
Accruing loans past due 90 days or more................         6         6         9
                                                          -------   -------   -------
  Accruing loans past due 30 days or more..............   $   176   $   101   $   140
                                                          =======   =======   =======
Nonaccrual loans.......................................   $    65   $    85   $    48
Restructured loans.....................................        --        --        --
                                                          -------   -------   -------
  Nonperforming loans..................................        65        85        48
Foreclosed property....................................         3         8        15
                                                          -------   -------   -------
  Nonperforming assets.................................   $    68   $    93   $    63
                                                          =======   =======   =======
Allowance for loan losses..............................   $   118   $   113   $    87
Net charge-offs........................................   $    36   $    24   $     5
Nonperforming loan ratio...............................      0.62%     0.90%     0.58%
Nonperforming asset ratio..............................      0.65%     0.99%     0.77%
Allowance for loan losses/total loans..................      1.12%     1.20%     1.06%
Allowance for loan losses/nonperforming loans..........    179.73%   133.52%   180.79%
Net loans charged off/average loans....................      0.35%     0.26%     0.07%

     Accruing delinquent loans past due 30 days or more were 1.67 percent of total loans at year-end 2000, 1.07 percent at year-end 1999 and 1.71 percent at year-end 1998. Accruing delinquent loans past due 90 days or more were 0.06 percent of total loans at year-end 2000, 0.07 percent at year-end 1999 and 0.10 percent at year-end 1998.

     Nonperforming loans consist of nonaccrual loans (loans on which interest income is not currently recognized) and restructured loans (loans with below market interest rates or other concessions due to deteriorated financial condition of the borrower). Interest payments received on nonperforming loans are applied to reduce principal if there is doubt as to the collectibility of contractually due principal and interest. The level of nonperforming loans declined in both dollars and as a percent of total loans in 2000 compared with 1999, while the allowance for loan losses as a percent of nonperforming loans increased.

     ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses is comprised of specific allowances (assessed for loans that have known credit weaknesses), general allowances and an unallocated allowance. Management continuously evaluates the allowance for loan losses to ensure the level is adequate to absorb losses inherent in the loan portfolio. The allowance is increased by charges to income and by the portion of the purchase price related to credit risk on bulk purchases of loans and by acquisitions, and decreased by charge-offs, net of recoveries.

     Specific allowances are established based on a thorough review of the financial condition of the borrower, general economic conditions affecting the borrower, collateral values and other factors. General allowances are established based on historical loss trends and management's judgment concerning those trends and other relevant factors, including delinquency rates, current economic conditions, loan size, industry competition and consolidation, and the effect of government regulation. The unallocated allowance is established for inherent loss exposures that are not yet specifically identified in the loan and lease portfolio. The evaluation of the appropriate level of unallocated allowance considers current risk factors that may not be reflected in historical factors used to determine the specific and general allowances. These factors include inherent delays in obtaining information and the volatility of economic conditions.

     The allowance for loan losses by loan type and related loan balance follows:

                                                                AT YEAR END
                                      ---------------------------------------------------------------
                                             2000                  1999                  1998
                                      -------------------   -------------------   -------------------
                                                ALLOWANCE             ALLOWANCE             ALLOWANCE
                                       LOAN     FOR LOAN     LOAN     FOR LOAN     LOAN     FOR LOAN
                                      BALANCE    LOSSES     BALANCE    LOSSES     BALANCE    LOSSES
                                      -------   ---------   -------   ---------   -------   ---------
                                                               (IN MILLIONS)
Real estate mortgage................  $ 3,618     $ 26      $3,763      $ 60      $4,105       $36
Construction and development
  (including residential)...........    4,007       30       3,253        24       2,210        17
Commercial and business.............    1,681       31       1,265        12       1,031        14
Consumer and other..................    1,215        5       1,121         5         827         3
Premiums, discounts and deferred
  fees, net.........................        8       --           7        --          15        --
Unallocated.........................       --       26          --        12          --        17
                                      -------     ----      ------      ----      ------       ---
Total...............................  $10,529     $118      $9,409      $113      $8,188       $87
                                      =======     ====      ======      ====      ======       ===

     The decrease in allowance for loan losses during 2000 was primarily the result of net charge-offs. The increase during 1999 was the result of the change in the mix of the loan portfolio, the Hemet acquisition and a decline in asset quality.

     The allowance allocated to the real estate mortgage portfolio decreased $34 million in 2000, primarily due to the charge-off of mortgage warehouse loans for which provision had previously been made. The allowance allocated to the commercial and business portfolio increased $19 million in 2000 due to provisions recorded relating to several large syndicated commercial loans. The increase in the unallocated allowance in 2000 is reflective of the slowing economic activity and an increase in the size of the loan portfolio.

     While the Financial Services Group considers the allowance for loan losses to be adequate based on information currently available, adjustments to the allowance may be necessary due to changes in economic conditions, assumptions as to future delinquencies or loss rates and intent with regard to asset disposition options. In addition, regulatory authorities periodically review the allowance for loan losses as a part of their examination process. Based on their review, the regulatory authorities may require adjustments to the allowance for loan losses based on their judgment about the information available to them at the time of their review.

     FUNDING SOURCES

     Deposits are the Financial Services Group's primary funding source. Guaranty offers a variety of deposit products designed to attract and retain customers. Average deposits totaled $9.6 billion in 2000, $8.2 billion in 1999 and $7.3 billion in 1998. Growth in average deposits totaled $1.4 billion or 17 percent in 2000 and $908 million or 12 percent in 1999. A portion of the increase in both 2000 and 1999 was the result of the Hemet acquisition, which occurred in mid-1999. The remainder of the increase was the result of internally generated growth through new products and marketing campaigns.

     Borrowings are another source of funding. The Financial Services Group's borrowings consist primarily of advances from the Federal Home Loan Bank and securities sold under repurchase agreements. Average borrowings were $3.2 billion in 2000, $3.0 billion in 1999 and $2.4 billion in 1998. The increase in average borrowings in both 2000 and 1999 resulted from funding needs as average earning asset growth outpaced average deposit growth.

     MORTGAGE BANK ACTIVITIES

     Higher interest rates during 2000 resulted in a significant industry wide reduction in mortgage refinancing activity, contributing to a reduction in both mortgage loan origination volume and prepayments. Mortgage origination volume was $2.1 billion in 2000, $3.7 billion in 1999 and $6.1 billion in 1998. Mortgage servicing portfolio runoff was 13.9 percent in 2000, 21.0 percent in 1999 and 28.9 percent in 1998. The mortgage servicing portfolio was $19.5 billion at year-end 2000 and $22.2 billion at year-end 1999. The decline in mortgage origination volume and servicing has necessitated staff reductions, branch closures and consolidations. The workforce engaged in mortgage bank activities was reduced by about 200 during 2000.

  Corporate, Interest and Other

     Parent company interest expense was $104 million in 2000, $95 million in 1999 and $78 million in 1998. Parent company interest expense for 1999 and 1998 was reduced by $28 million each year to reflect an allocation of parent company debt to the bleached paperboard operation, which was sold at year-end 1999. The changes in parent company interest expense were due to fluctuating debt levels and interest rates.

  Pension Credits

     Non-cash pension credits were $9 million in 2000, $1 million in 1999 and $9 million in 1998. The increase in 2000 reflects cumulative performance of the pension plan assets in 1999 that resulted in an excess of plan assets over liabilities at year-end 1999. Based upon the actuarial valuation as of year-end 2000, the pension credit for 2001 will approximate $19 million, due mainly to continued better than expected performance of the pension plan assets in 2000.

  Income Taxes

     The effective tax rate was 39 percent in 2000, 38 percent in 1999 and 44 percent in 1998. The difference between the effective tax rate and the statutory rate is due to state income taxes, nondeductible goodwill amortization and losses in certain foreign operations for which no financial benefit was recognized. The 1999 effective tax rate reflects a one time, two percent financial benefit realized as the result of the sale of the Argentine operation. The 1998 effective tax rate reflects the effects of lower overall earnings and larger losses in foreign operations for which no financial benefit was recognized.

  Average Shares Outstanding

     Average diluted shares outstanding were 50.9 million in 2000, down nine percent due mainly to the effects of share repurchases under the stock repurchase programs authorized during the fourth quarter 1999 and the third quarter 2000. Average diluted shares outstanding were 55.8 million in 1999 and
55.9 million in 1998.

CAPITAL RESOURCES AND LIQUIDITY FOR THE YEAR 2000

     The consolidated net assets invested in the Financial Services Group are subject, in varying degrees, to regulatory rules and regulations. Accordingly, parent company and the Financial Services Group capital resources and liquidity are discussed separately.

  Parent Company

     OPERATING ACTIVITIES

     Cash from operations was $372 million, up 17 percent. The increase was due to more efficient use of working capital and an increase in the dividends received from the Financial Services Group.

     Depreciation and amortization was $201 million, about equal to last year.

     INVESTING ACTIVITIES

     Capital expenditures were $223 million, up 25 percent. About half of this increase was due to a $20 million increase in expenditures for information technology and systems. Capital expenditures are expected to approximate $200 million for 2001.

     Capital contributions to the Financial Services Group were $10 million. Dividends received from the Financial Services Group were $110 million.

     FINANCING ACTIVITIES

     In the fourth quarter 1999, the Board of Directors authorized the repurchase of up to 6.0 million shares of the company's common stock. This repurchase was completed during the third quarter 2000. In August 2000, the Board of Directors authorized the repurchase of an additional 2.5 million shares. During the year, 5.1 million shares were repurchased at a cost of $250 million. At year-end 2000, an aggregate of 6.75 million shares had been repurchased since the inception of these programs at a cost of $350 million.

     In the third quarter 2000, new bank credit facilities were arranged including a three year revolving credit agreement and a five year term loan. These facilities may be used to refund the $202 million of long-term debt scheduled to mature in 2001 or to fund other needs. Dividends paid were $65 million or $1.28 per share.

     As required by its joint venture agreement, the company contributed its Newport, Indiana, medium mill and associated debt of $50 million to the venture to maintain its 50 percent ownership interest. In connection with assuming control of the fiber-cement joint venture, the company obtained control over $53 million of assets that were subject to $53 million of debt. A majority of these assets were subsequently leased to a third party.

     CASH EQUIVALENTS

     At year-end 1999, $50 million of the proceeds from the sale of the bleached paperboard operation was temporarily invested in cash equivalents. These were used during the year in investing and financing activities.

     OTHER

     The parent company has sufficient liquidity and capital resources to meet its anticipated needs.

  The Financial Services Group

     The principal sources of cash for the Financial Services Group are operating cash flows, deposits and borrowings. The Financial Services Group uses these funds to invest in earning assets, generally loans and securities.

     OPERATING ACTIVITIES

     Cash provided by operations was $217 million, down 43 percent. The decrease in the change in mortgage loans held for sale was partially offset by an increase in earnings and a decrease in the change in cash for mortgage loans serviced for others.

     INVESTING ACTIVITIES

     Loans and securities increased $1.8 billion. The increase in loans and securities was primarily attributable to increased construction and development and commercial and business lending activities and purchases of securities.

     Capital expenditures were $34 million, and cash paid for acquisitions was $20 million.

     FINANCING ACTIVITIES

     Deposits increased $857 million, and borrowings increased $1.1 billion. Borrowings consist primarily of advances from the Federal Home Loan Bank and securities sold under repurchase agreements and resulted from funding needs as the growth in earning assets outpaced the growth in deposits.

     A subsidiary of the savings bank that qualifies as a real estate investment trust (REIT) sold $80 million of preferred stock during December 2000 in a private placement. At year-end 2000, an aggregate of $305 million of subsidiary preferred stock was outstanding.

     Dividends, net of capital contributions, paid to the parent company totaled $100 million.

     CASH EQUIVALENTS

     Cash equivalents increased $87 million to $320 million.

     OTHER

     The Financial Services Group has sufficient liquidity and capital resources to meet its anticipated needs. At year end, the savings bank exceeded all applicable regulatory capital requirements. The parent company expects to maintain the savings bank's capital at a level that exceeds the minimum required for designation as "well capitalized" under the capital adequacy regulations of the Office of Thrift Supervision. From time to time, the parent company may make capital contributions to the savings bank or receive dividends from the savings bank. During the year, the parent company contributed $10 million to the savings bank and received $110 million in dividends from the savings bank.

     Selected financial and regulatory capital data for the savings bank follows:

                                                                  AT YEAR END
                                                              -------------------
                                                               2000        1999
                                                              -------     -------
                                                                 (IN MILLIONS)
Balance sheet data
  Total assets..............................................  $14,885     $12,892
  Total deposits............................................   10,088       9,329
  Shareholder's equity......................................      931         857

                                                                SAVINGS     REGULATORY
                                                              BANK ACTUAL    MINIMUM
                                                              -----------   ----------
Regulatory capital ratios
  Tangible capital..........................................      7.8%         2.0%
  Leverage capital..........................................      7.8%         4.0%
  Risk-based capital........................................     10.3%         8.0%

     Of the $305 million in subsidiary preferred stock outstanding at year-end 2000, $288 million qualifies as regulatory capital. The remaining $17 million is available for inclusion in regulatory capital as the savings bank increases its total non-preferred core capital.

ENVIRONMENTAL MATTERS

     The company is committed to protecting the health and welfare of its employees, the public and the environment, and strives to maintain compliance with all state and federal environmental regulations. When constructing new facilities or modernizing existing facilities, the company uses state of the art technology for controlling air and water emissions. These forward-looking programs should minimize the effect that changing regulations have on capital expenditures for environmental compliance.

     The company has been designated as a potentially responsible party at nine Superfund sites, excluding sites as to which the company's records disclose no involvement or as to which the company's potential liability has been finally determined. In addition, other claims and proceedings have been asserted against the company seeking remediation of alleged environmental impairments at four facilities. At year end 2000, the company estimated that the undiscounted total costs it could probably incur for the remediation and toxic tort actions at Superfund sites and other sites to be about $4 million, which has been accrued.

     The company utilized landfill operations to dispose of non-hazardous waste at three paperboard and two building product mill operations. At year-end 2000, the company estimated that the undiscounted total costs it could probably incur to ensure proper closure of these landfills over the next twenty-five years to be about $15 million, which is being accrued over the estimated lives of the landfills.

     On April 15, 1998, the U.S. Environmental Protection Agency (EPA) issued the Cluster Rule regulations governing air and water emissions from the pulp and paper industry. The company has spent approximately $11 million toward Cluster Rule compliance through 2000, and will expend an additional $2 million to satisfy requirements relating to the initial compliance deadline of April 15, 2001. Future expenditures for environmental control facilities will depend on additional Maximum Available Control Technology (MACT) II regulations for hazardous air pollutants relating to pulp mill combustion sources and the upcoming plywood and composite wood products MACT proposal, as well as changing laws and regulations and technological advances. Given these uncertainties, the company estimates that capital expenditures for environmental purposes during the period 2001 through 2003 will average approximately $9 million each year.

EFFECTS OF INFLATION

     Inflation has had minimal effects on operating results the last three years, except for the increase in energy costs during 2000. During 2000, energy costs were up approximately $17 million compared with 1999. Energy costs began rising during the second quarter 2000 and have continued to rise throughout the year. In some instances, the company elected to curtail production at certain of its manufacturing facilities rather than pay significantly higher energy prices. The company expects this trend of higher energy costs to continue. The company is exploring alternative arrangements and fuel sources in an effort to contain energy costs.

     The parent company's fixed assets, including timber and timberlands, are reflected at their historical costs. At current replacement costs, depreciation expense and the cost of timber harvested would be significantly higher than amounts reported.

NEW ACCOUNTING PRONOUNCEMENTS AND PROSPECTIVE CHANGES IN ESTIMATES

     During 2000, the company adopted the consensus of the Emerging Issues Task Force Issue 00-10, Accounting for Shipping and Handling Fees and Costs. This consensus stated that shipping and handling costs could not be offset against related revenues. Shipping and handling costs have been reclassified and are now included as a component of cost of sales instead of as a reduction of revenue. This reclassification had no effect on net income.

     Beginning January 2001, the company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement requires that derivative instruments be recognized on the balance sheet at fair value with the changes in their fair value reflected in net income or other comprehensive income, depending upon the classification of the derivative instrument. The company uses derivative instruments to hedge risks, including those associated with changes in product pricing, manufacturing cost and interest rates. The company does not use derivatives for trading purposes. The cumulative effect of adoption will be to reduce first quarter 2001 net income by $2 million. Additionally, as permitted by this Statement, the Financial Services Group changed the designation of its portfolio of held-to-maturity securities, which are carried at unamortized cost, to available-for-sale, which are carried at fair value. As a result, the carrying value of these securities was adjusted to their fair value with a corresponding after tax reduction of $16 million in other comprehensive income, a component of shareholders' equity.

     Beginning January 2001, the company began computing depreciation of certain production equipment using revised useful lives. These revisions ranged from a reduction of several years to a lengthening of up to five years and were based on an assessment performed by the manufacturing groups, which indicated that revisions of the estimated useful lives of certain production equipment were warranted. The maximum estimated useful lives for production equipment is 25 years. As a result of this change in the estimated useful lives, the company expects to reduce its annual depreciation expense between $25 million to $30 million per year beginning in 2001 and continuing for several years thereafter.

STATISTICAL AND OTHER DATA(A)

                                                                 FOR THE YEAR
                                                          ---------------------------
                                                           2000      1999      1998
                                                          -------   -------   -------
                                                                 (IN MILLIONS)
REVENUES
Paper Group............................................   $ 2,089   $ 1,869   $ 1,707
                                                          -------   -------   -------
Building Products Group
  Pine lumber..........................................   $   218   $   239   $   219
  Plywood..............................................        52        70        63
  Particleboard........................................       230       189       158
  Medium density fiberboard............................        90        66        10
  Gypsum wallboard.....................................        98       162       130
  Fiberboard...........................................        67        75        69
  Other................................................        73        22        11
                                                          -------   -------   -------
          Total Building Products......................   $   828   $   823   $   660
                                                          =======   =======   =======
Financial Services Group
  Savings bank.........................................   $ 1,121   $   841   $   743
  Mortgage banking.....................................        92       131       153
  Real estate..........................................       117       111       107
  Insurance brokerage..................................        39        33        33
                                                          -------   -------   -------
          Total Financial Services.....................   $ 1,369   $ 1,116   $ 1,036
                                                          =======   =======   =======
UNIT SALES
Paper Group
  Corrugated packaging, thousands of tons(b)...........     2,685     2,802     2,519
Building Products Group
  Pine lumber, mbf.....................................       666       618       603
  Plywood, msf.........................................       258       296       289
  Particleboard, msf...................................       676       574       518
  Medium density fiberboard, msf.......................       244       187        35
  Gypsum wallboard, msf................................       678       890       858
  Fiberboard, msf......................................       368       439       423
Financial Services Group
Assets at year end
  Savings bank.........................................   $14,885   $12,892   $11,947
  Mortgage banking.....................................       319       363       442
  Real estate..........................................       321       313       295
  Insurance brokerage..................................        42        33        32
  Eliminations.........................................      (243)     (280)     (340)
                                                          -------   -------   -------
          Total Financial Services assets..............   $15,324   $13,321   $12,376
                                                          =======   =======   =======
Equity at year end
  Savings bank.........................................   $   931   $   857   $   559
  Mortgage banking.....................................        78        90        84
  Real estate..........................................        56        54        48
  Insurance brokerage..................................        28        22        17
                                                          -------   -------   -------
          Total Financial Services equity..............   $ 1,093   $ 1,023   $   708
                                                          =======   =======   =======

---------------

(a)  Revenues and unit sales do not include joint venture operations.

(b)  Includes boxes sold and open market sales of linerboard.

ITEM 7.A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  INTEREST RATE RISK

     The Company is subject to interest rate risk from the utilization of financial instruments such as adjustable-rate debt and other borrowings, as well as the lending and deposit-gathering activities of the Financial Services Group. The following table illustrates the estimated effect on pre-tax income of immediate, parallel and sustained shifts in interest rates for the subsequent 12-month period at year-end 2000, with comparative information at year-end 1999:

                                                              INCREASE/(DECREASE)
                                                               IN INCOME BEFORE
                                                                     TAXES
CHANGE IN                                                     -------------------
INTEREST RATES                                                 2000         1999
--------------                                                ------       ------
                                                                 (IN MILLIONS)
+2%.........................................................   $ (7)        $ (1)
+1%.........................................................   $ (1)        $ --
 0..........................................................   $ --         $ --
-1%.........................................................   $ (1)        $ (1)
-2%.........................................................   $(13)        $(16)

     The change in exposure to interest rate risk from year-end 1999 is primarily due to increases in the Company's adjustable-rate debt obligations and growth in the Financial Services Group loan and mortgage-backed securities portfolios, funded by short-term borrowings and growth in deposits.

     The operations of the Financial Services Group's savings bank are subject to interest rate risk to the extent that interest-earning assets and interest-bearing liabilities mature or reprice at different times or in differing amounts. Because approximately 89 percent of the savings bank's assets at year-end 2000 have adjustable rates, this risk is significantly mitigated. However, the savings bank is also subject to prepayment risk inherent in a portion of its single-family adjustable-rate mortgage-backed assets. A substantial portion of the savings bank's investment in adjustable-rate mortgage-backed assets have annual and lifetime caps that subject the savings bank to interest rate risk should rates rise above certain levels. From time to time, to optimize net interest income while maintaining acceptable levels of interest rate and liquidity risk, the savings bank may enter into various interest rate contracts to better match assets and liabilities.

     Additionally, the fair value of the Financial Services Group's mortgage servicing rights (estimated at $305 million at year-end 2000) is also affected by changes in interest rates. The Company estimates that a 1 percent decline in interest rates from current levels would decrease the fair value of the mortgage servicing rights by approximately $48 million.

  FOREIGN CURRENCY RISK

     The Company's exposure to foreign currency fluctuations on its financial instruments is not material because most of these instruments are denominated in U.S. dollars.

  COMMODITY PRICE RISK

     From time to time, the Company uses commodity derivative instruments to mitigate its exposure to changes in product pricing and manufacturing costs. These instruments cover a small portion of the Company's volume and range in duration from three months to three years. Based on the fair value of these instruments at year-end 2000, the potential loss in fair value resulting from a hypothetical 10 percent change in the underlying commodity prices would not be significant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Parent Company (Temple-Inland Inc.)
  Summarized Statements of Income -- for the years 2000,        37
     1999, and 1998.........................................
  Summarized Balance Sheets at year end 2000 and 1999.......    38
  Summarized Statements of Cash Flows -- for the years 2000,    39
     1999, and 1998.........................................
  Notes to the Parent Company (Temple-Inland Inc.)              40
     Summarized Financial Statements........................

Financial Services Group
  Summarized Statements of Income -- for the years 2000,        45
     1999, and 1998.........................................
  Summarized Balance Sheets at year end 2000 and 1999.......    46
  Summarized Statements of Cash Flows -- for the years 2000,    47
     1999, and 1998.........................................
  Notes to Financial Services Group Summarized Financial        48
     Statements.............................................
Temple-Inland Inc. and Subsidiaries
  Consolidated Statements of Income -- for the years 2000,      59
     1999, and 1998.........................................
  Consolidating Balance Sheets at year end 2000 and 1999....    60
  Consolidated Statements of Cash Flows -- for the years        62
     2000, 1999, and 1998...................................
  Consolidated Statements of Shareholders' Equity -- for the    63
     years 2000, 1999, and 1998.............................
  Notes to Consolidated Financial Statements................    64

Management's Report on Financial Statements.................    75

Report of Independent Auditors..............................    76

                      PARENT COMPANY (TEMPLE-INLAND INC.)

                        SUMMARIZED STATEMENTS OF INCOME

                                                                    FOR THE YEAR
                                                              ------------------------
                                                               2000     1999     1998
                                                              ------   ------   ------
                                                                   (IN MILLIONS)
NET REVENUES................................................  $2,917   $2,692   $2,367
COSTS AND EXPENSES
  Cost of sales.............................................   2,441    2,180    1,982
  Selling and administrative................................     236      265      262
  Special charge............................................      15       --       47
                                                              ------   ------   ------
                                                               2,692    2,445    2,291
                                                              ------   ------   ------
                                                                 225      247       76
FINANCIAL SERVICES EARNINGS.................................     189      138      154
                                                              ------   ------   ------
OPERATING INCOME............................................     414      385      230
  Interest -- net...........................................    (104)     (95)     (78)
  Other.....................................................      10       16        6
                                                              ------   ------   ------
INCOME FROM CONTINUING OPERATIONS BEFORE TAXES..............     320      306      158
  Income taxes..............................................    (125)    (115)     (70)
                                                              ------   ------   ------
INCOME FROM CONTINUING OPERATIONS...........................     195      191       88
  Discontinued operations...................................      --      (92)     (21)
                                                              ------   ------   ------
INCOME BEFORE ACCOUNTING CHANGE.............................     195       99       67
  Effect of accounting change...............................      --       --       (3)
                                                              ------   ------   ------
NET INCOME..................................................  $  195   $   99   $   64
                                                              ======   ======   ======

      See the notes to the parent company summarized financial statements.

                      PARENT COMPANY (TEMPLE-INLAND INC.)

                           SUMMARIZED BALANCE SHEETS

                                                                 AT YEAR END
                                                              -----------------
                                                               2000      1999
                                                              -------   -------
                                                                (IN MILLIONS)
ASSETS

Current Assets
  Cash......................................................  $     2   $    51
  Receivables, less allowances of $10 in 2000 and $9 in
     1999...................................................      320       328
  Inventories:
     Work in process and finished goods.....................       61        71
     Raw material...........................................      192       216
                                                              -------   -------
                                                                  253       287
  Prepaid expenses and other................................       25        16
                                                              -------   -------
          Total current assets..............................      600       682
                                                              -------   -------
Investment in Temple-Inland Financial Services..............    1,093     1,023
Property and Equipment
  Land and buildings........................................      452       464
  Machinery and equipment...................................    2,734     2,743
  Construction in progress..................................      160       102
  Less allowances for depreciation..........................   (1,822)   (1,759)
                                                              -------   -------
                                                                1,524     1,550
  Timber and timberlands -- less depletion..................      503       502
                                                              -------   -------
          Total property and equipment......................    2,027     2,052
Other Assets................................................      227       184
                                                              -------   -------
          Total Assets......................................  $ 3,947   $ 3,941
                                                              =======   =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable..........................................  $   112   $   156
  Accrued expenses and other................................      127       186
  Employee compensation and benefits........................       62        38
  Current portion of long-term debt.........................        2         1
                                                              -------   -------
          Total current liabilities.........................      303       381
Long-Term Debt..............................................    1,381     1,253
Deferred Income Taxes.......................................      276       226
Postretirement Benefits.....................................      142       143
Other Liabilities...........................................       12        11
Shareholders' Equity........................................    1,833     1,927
                                                              -------   -------
          Total Liabilities and Shareholders' Equity........  $ 3,947   $ 3,941
                                                              =======   =======

      See the notes to the parent company summarized financial statements.

                      PARENT COMPANY (TEMPLE-INLAND INC.)

                      SUMMARIZED STATEMENTS OF CASH FLOWS

                                                                  FOR THE YEAR
                                                              ---------------------
                                                              2000    1999    1998
                                                              -----   -----   -----
                                                                  (IN MILLIONS)
CASH PROVIDED BY (USED FOR) OPERATIONS
  Net income................................................  $ 195   $  99   $  64
  Adjustments:
     Loss on disposal of discontinued operation.............     --      77      --
     Cumulative effect of accounting change.................     --      --       3
     Special charge.........................................     15      --      47
     Depreciation and depletion.............................    198     200     192
     Deferred taxes.........................................     52      10      17
     Unremitted earnings from financial services............   (147)   (121)   (127)
     Dividends from financial services......................    110      70      44
     Receivables............................................      9     (74)    (11)
     Inventories............................................     16      (4)      2
     Accounts payable and accrued expenses..................    (84)     42     (16)
     Change in net assets of discontinued operation.........     --      23      63
     Other..................................................      8      (4)     14
                                                              -----   -----   -----
                                                                372     318     292
                                                              -----   -----   -----
CASH PROVIDED BY (USED FOR) INVESTMENTS
  Capital expenditures......................................   (223)   (178)   (157)
  Proceeds from sale of discontinued operations.............     --     576      --
  Proceeds from sale of property and equipment..............     17      55       6
  Acquisitions, net of cash acquired, and joint ventures....    (18)    (49)   (123)
  Capital contributions to financial services...............    (10)   (279)    (44)
                                                              -----   -----   -----
                                                               (234)    125    (318)
                                                              -----   -----   -----
CASH PROVIDED BY (USED FOR) FINANCING
  Additions to debt.........................................    260     312     319
  Payments of debt..........................................   (134)   (560)   (175)
  Purchase of stock for treasury............................   (250)   (100)    (48)
  Cash dividends paid to shareholders.......................    (65)    (71)    (71)
  Other.....................................................      2      12       3
                                                              -----   -----   -----
                                                               (187)   (407)     28
                                                              -----   -----   -----
Net increase (decrease) in cash and cash equivalents........    (49)     36       2
Cash and cash equivalents at beginning of year..............     51      15      13
                                                              -----   -----   -----
Cash and cash equivalents at end of year....................  $   2   $  51   $  15
                                                              =====   =====   =====

      See the notes to the parent company summarized financial statements.

                NOTES TO THE PARENT COMPANY (TEMPLE-INLAND INC.)

                        SUMMARIZED FINANCIAL STATEMENTS

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     The summarized financial statements include the accounts of Temple-Inland Inc. and its manufacturing subsidiaries (the parent company). The net assets invested in Temple-Inland Financial Services are subject, in varying degrees, to regulatory rules and restrictions. Accordingly, the investment in Temple-Inland Financial Services is reflected in the summarized financial statements on the equity basis. Related earnings, however, are presented before tax to be consistent with the consolidated financial statements. All material intercompany amounts and transactions have been eliminated. These financial statements should be read in conjunction with the Temple-Inland Inc. consolidated financial statements and the Temple-Inland Financial Services summarized financial statements.

     Certain amounts have been reclassified to conform to the current year's classifications.

  Inventories

     Inventories are stated at the lower of cost or market.

     The cost of inventories amounting to $93 million at year-end 2000 and $85 million at year-end 1999 was determined by the last-in, first-out method (LIFO). The cost of the remaining inventories was determined principally by the average cost method, which approximates the first-in, first-out method (FIFO).

     If the FIFO method of accounting had been applied to those inventories that were determined by the LIFO method, inventories would have been $28 million and $21 million more than reported at year-end 2000 and 1999, respectively.

  Property and Equipment

     Property and equipment are stated at cost minus allowances for depreciation and depletion. Depreciation is generally provided on the straight-line method based on estimated useful lives as follows:

                                                          ESTIMATED
                                                            USEFUL
CLASSIFICATION                                              LIVES
--------------                                            ---------
Buildings............................................   15 to 40 years
Machinery and equipment:
  Manufacturing and production equipment.............    3 to 25 years
  Transportation equipment...........................    3 to 10 years
  Office and other equipment.........................    2 to 10 years

     Certain machinery and production equipment is depreciated based on operating hours or units of production because depreciation occurs primarily through use rather than through elapsed time.

     The parent company has completed an assessment of the estimated useful lives of certain production equipment and believes that a revision of these estimated useful lives is warranted. Accordingly, beginning January 2001, the parent company will begin computing depreciation of certain production equipment using revised estimated useful lives. These revisions ranged from a reduction of several years to a lengthening of up to five years. As a result of this change in estimated useful lives, the parent company expects to reduce its annual depreciation expense between $25 million to $30 million per year for the next several years.

     Timber and timberlands are stated at cost, minus accumulated cost of timber harvested. Cost attributed to standing timber is charged against income as timber is harvested at rates determined annually, based on the relationship of unamortized timber costs to the estimated volume of recoverable timber. The costs of seedlings and reforestation of timberlands are capitalized.

                NOTES TO THE PARENT COMPANY (TEMPLE-INLAND INC.)

     The cost of additions and betterments is capitalized, and the cost of maintenance and repairs is expensed.

  Start-Up Costs and Cumulative Effect of Accounting Change

     Effective with the beginning of the year 1998, start-up costs are expensed as incurred, instead of being deferred and amortized over a five-year period. The cumulative effect of applying this change was a charge of $3 million, net of tax benefit of $2 million, and was recognized as of the beginning of the year 1998.

  Environmental Liabilities

     When environmental assessments or cleanups are probable and the costs can be reasonably estimated, remediation liabilities are recorded on an undiscounted basis and are adjusted as further information develops or circumstances change. The estimated undiscounted cost to close and remediate company-operated landfills are accrued over the estimated useful life of the landfill.

  Revenue Recognition

     Revenue is recognized upon passage of title to the customer.

  New Accounting Pronouncements

     During the fourth quarter 2000, the parent company adopted the consensus of the Emerging Issues Task Force Issue 00-10, Accounting for Shipping and Handling Fees and Costs, that shipping and handling costs cannot be netted against revenues. Accordingly, for all periods presented, shipping and handling costs have been reclassified and are now included as a component of costs of sales instead of as a reduction of revenues. This reclassification had no effect on net income.

                NOTES TO THE PARENT COMPANY (TEMPLE-INLAND INC.)

NOTE B -- LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                AT YEAR END
                                                              ---------------
                                                               2000     1999
                                                              ------   ------
                                                               (IN MILLIONS)
Commercial paper, other short-term borrowings, and borrowing under bank credit agreements -- average interest rate was
  6.55% in 2000 and 5.71% in 1999...........................  $   90   $   --
9.0% Notes payable due 2001.................................     200      200
8.125% to 8.38% Notes payable due 2006......................     100      100
7.25% Notes payable due 2004................................     100      100
8.25% Debentures due 2022...................................     150      150
6.75% Notes payable due 2009................................     300      300
Private placement debt -- 6.59% to 7.02% notes due 2000
  through 2007..............................................     118      188
Revenue bonds due 2007 through 2028 -- average interest rate
  was 4.77% in 2000 and 4.58% in 1999.......................     114      119
Term note due 2005 -- average interest rate was 7.89% in
  2000......................................................     100       --
Other indebtedness due through 2006 -- average interest rate
  was 7.11% in 2000 and 5.96% in 1999.......................     111       97
                                                              ------   ------
                                                               1,383    1,254
Less:
  Current portion of long-term debt.........................      (2)      (1)
                                                              ------   ------
                                                              $1,381   $1,253
                                                              ======   ======

     At year-end 2000, the parent company had credit agreements with banks totaling $738 million with final maturities at various dates in 2002 and 2003 that support commercial paper and other short-term borrowings. Commercial paper and other short-term borrowings totaling $90 million and current maturities of medium-term notes totaling $200 million are classified as long-term debt in accordance with the parent company's intent and ability to refinance such obligations on a long-term basis.

     Stated maturities of the parent company's long-term debt during the next five years are as follows (in millions): 2001 -- $202; 2002 -- $68;
2003 -- $159; 2004 -- $101; 2005 -- $139; 2006 and thereafter -- $714.

     Capitalized construction period interest in 2000, 1999 and 1998 was $4 million, $2 million and $1 million, respectively, and is deducted from interest expense. Parent company interest paid during 2000, 1999 and 1998 was $108 million, $117 million and $101 million, respectively.

NOTE C -- JOINT VENTURES

     The parent company's significant joint venture investments at year-end 2000 are:

          Del-Tin Fiber LLC -- a 50 percent owned venture that produces medium density fiberboard in El Dorado, Arkansas.

          Standard Gypsum LP -- a 50 percent owned venture that produces gypsum wallboard at facilities in McQueeney, Texas, and Cumberland City, Tennessee.

          Premier Boxboard Ltd. -- a 50 percent owned venture that produces corrugating medium and gypsum facing paper in Newport, Indiana.

                NOTES TO THE PARENT COMPANY (TEMPLE-INLAND INC.)

     Combined summarized financial information for these joint ventures follows:

                                                               AT YEAR END
                                                              -------------
                                                              2000    1999
                                                              -----   -----
                                                              (IN MILLIONS)
Current assets..............................................  $ 35    $ 33
Total assets................................................   379     213
Current liabilities.........................................    16      20
Long-term debt..............................................   225     145
Equity......................................................   138      48

                                                                 FOR THE YEAR
                                                              ------------------
                                                              2000   1999   1998
                                                              ----   ----   ----
                                                                (IN MILLIONS)
Net revenues................................................  $152   $86    $46
Operating income............................................     4     9      1
Net income (loss)...........................................    (9)    1     (2)
Parent company's equity in net income (loss)................    (2)   (1)     1

     The parent company provides marketing and management services to these ventures. Fees for such services aggregated $5 million, $3 million, and $2 million during 2000, 1999 and 1998, respectively, and are reported as a reduction of cost of sales and selling expense. The parent company purchases, at market rates, finished products from these joint ventures. These purchases aggregated $29 million during 2000.

     In connection with the operations of these joint ventures, the parent company has guaranteed certain obligations and letters of credit aggregating $94 million at year-end 2000.

     Near the end of second quarter 2000, the parent company transferred ownership of its corrugating medium mill in Newport, Indiana, and associated debt of $50 million to Premier Boxboard Ltd. This was done as part of its agreement to maintain a 50 percent interest in the venture. The fair value of the assets contributed exceeded their carrying value. This difference will be recognized in earnings over the life of the venture. In the third quarter 2000, the venture completed its conversion of the mill so that it could produce lightweight gypsum facing paper as well as corrugating medium. For a period of twelve months after the transfer, the parent company is obligated to purchase, at market rates, all of the corrugating medium produced by the venture that meets the parent company's specifications.

     During the third quarter 2000, the Parent Company decided to exit its fiber-cement joint venture. See Note D for information about this transaction and a related special charge. Operating losses of this venture were $13 million for the nine months ended September 2000 and $14 million for the year 1999.

NOTE D -- SPECIAL CHARGES AND DISCONTINUED OPERATIONS

     During the third quarter 2000, the parent company decided to exit its fiber-cement joint venture by assuming control and leasing most of the venture's assets to a third party. As a result, the parent company obtained control over $53 million of assets, which were subject to $53 million of liabilities, and recorded a $15 million special charge that includes $11 million for assets excluded from the lease agreement that will be disposed of and $4 million of other costs. Following a six-month ramp-up period, the lease agreement provides for payments of $3.4 million per year over the balance of the 19 1/2 year lease term.

     During the third quarter of 1999, the parent company decided to discontinue its bleached paperboard operation. Accordingly, the results of the bleached paperboard operation have been classified as discontinued operations, and prior periods have been restated. The bleached paperboard mill was sold in December 1999 for approximately $576 million in cash and the assumption of $82 million of debt. The eucalyptus fiber project in

                NOTES TO THE PARENT COMPANY (TEMPLE-INLAND INC.)

Mexico, which was to be a source of hardwood fiber for the bleached paperboard mill, is expected to be sold during 2001 at a price that approximates its carrying value.

     Information related to the discontinued operations follows:

                                                              FOR THE YEAR
                                                              -------------
                                                              1999    1998
                                                              -----   -----
                                                              (IN MILLIONS)
Revenues....................................................  $381    $376
Loss from operations........................................   (21)    (21)
Loss on disposal............................................   (71)     --

     Interest expense of $28 million per year was allocated to the discontinued operations, based on debt allocated to the operations. The loss from operations is net of income tax benefits of $13 million in both 1999 and 1998. The loss on disposal is net of income tax benefits of $44 million. Included in the loss on disposal are estimated operating losses of the eucalyptus fiber project through the anticipated date of disposal of $2 million.

     In connection with the sale of the bleached paperboard mill, the parent company has agreed, subject to certain limitations, to indemnify the purchaser from certain liabilities and contingencies associated with the company's operation and ownership of the mill. The parent company does not believe that the resolution of these matters will have a material adverse effect on its operations or financial position.

     During the fourth quarter of 1998, the parent company recorded a special charge of $47 million. The charge included $13 million related to work force reductions in the Paper Group, $24 million related to asset impairments principally related to the Paper Group's Argentine operation, and $10 million of asset impairments related to the Building Products Group. Substantially all of the charge for work force reductions was utilized or paid in 1999. The Argentine operation was sold during the second quarter of 1999, for its carrying value. The sale proceeds included $1 million in cash and $11 million in promissory notes. The promissory notes were subsequently sold with recourse. Of the remaining $14 million in asset impairments, $8 million was for manufacturing assets abandoned in 1998, and $6 million was for property and equipment still in use.

NOTE E -- COMMITMENTS

     The parent company leases timberlands, equipment and facilities under operating lease agreements. Future minimum rental commitments under non-cancelable operating leases having a remaining term in excess of one year, exclusive of related expenses are as follows (in millions): 2001 -- $29;
2002 -- $24; 2003 -- $21; 2004 -- $19; 2005 -- $17; 2006 and thereafter -- $272.

     Total rent expense was $46 million, $34 million and $30 million during 2000, 1999 and 1998, respectively.

     In connection with its joint venture operations, the parent company has guaranteed certain obligations and letters of credit aggregating $94 million at year-end 2000.

     The parent company has unconditional purchase obligations, principally for gypsum and timber, aggregating $36 million at year-end 2000.

                            FINANCIAL SERVICES GROUP

                        SUMMARIZED STATEMENTS OF INCOME

                                                                  FOR THE YEAR
                                                              --------------------
                                                               2000    1999   1998
                                                              ------   ----   ----
                                                                 (IN MILLIONS)
Interest Income
  Loans receivable and mortgage loans held for sale.........  $  884   $705   $583
  Mortgage-backed and other securities available-for-sale...     143     64     62
  Mortgage-backed and other securities held-to-maturity.....      54     62     88
  Other earning assets......................................       8      5      5
                                                              ------   ----   ----
          Total interest income.............................   1,089    836    738
                                                              ------   ----   ----
Interest Expense
  Deposits..................................................     493    379    357
  Borrowed funds............................................     207    158    137
                                                              ------   ----   ----
          Total interest expense............................     700    537    494
                                                              ------   ----   ----
Net Interest Income.........................................     389    299    244
  Provision for loan losses.................................     (39)   (38)    (1)
                                                              ------   ----   ----
Net Interest Income After Provision For Loan Losses.........     350    261    243
                                                              ------   ----   ----
Noninterest Income
  Loan origination, marketing and servicing fees, net.......      84    115    135
  Other.....................................................     196    165    163
                                                              ------   ----   ----
          Total noninterest income..........................     280    280    298
                                                              ------   ----   ----
Noninterest Expense
  Compensation and benefits.................................     177    166    174
  Other.....................................................     246    222    199
                                                              ------   ----   ----
          Total noninterest expense.........................     423    388    373
                                                              ------   ----   ----
Income Before Taxes And Minority Interest...................     207    153    168
Minority interest in income of consolidated subsidiaries....     (18)   (15)   (14)
                                                              ------   ----   ----
Income Before Taxes.........................................     189    138    154
Income Taxes................................................     (42)   (17)   (27)
                                                              ------   ----   ----
Net Income..................................................  $  147   $121   $127
                                                              ======   ====   ====

   See the notes to Financial Services Group summarized financial statements.

                            FINANCIAL SERVICES GROUP

                           SUMMARIZED BALANCE SHEETS

                                                                 AT YEAR END
                                                              -----------------
                                                               2000      1999
                                                              -------   -------
                                                                (IN MILLIONS)
ASSETS

Cash and cash equivalents...................................  $   320   $   233
Mortgage loans held for sale................................      232       252
Loans receivable, net of allowance for loan losses of $118
  in 2000 and $113 in 1999..................................   10,411     9,296
Mortgage-backed and other securities available-for-sale.....    2,415     1,431
Mortgage-backed and other securities held-to-maturity.......      864     1,061
Other assets................................................    1,082     1,048
                                                              -------   -------
          Total Assets......................................  $15,324   $13,321
                                                              =======   =======

LIABILITIES

Deposits....................................................  $ 9,828   $ 9,027
Federal Home Loan Bank advances.............................    2,869     2,403
Securities sold under repurchase agreements.................      595        --
Other borrowings............................................      210       212
Other liabilities...........................................      423       430
Stock issued by subsidiaries................................      306       226
                                                              -------   -------
          Total Liabilities.................................   14,231    12,298
                                                              -------   -------
Shareholder's Equity........................................    1,093     1,023
                                                              -------   -------
          Total Liabilities and Shareholder's Equity........  $15,324   $13,321
                                                              =======   =======

 See the notes to the Financial Services Group summarized financial statements.

                            FINANCIAL SERVICES GROUP

                      SUMMARIZED STATEMENTS OF CASH FLOWS

                                                                     FOR THE YEAR
                                                              ---------------------------
                                                               2000      1999      1998
                                                              -------   -------   -------
                                                                     (IN MILLIONS)
CASH PROVIDED BY (USED FOR) OPERATIONS
  Net income................................................  $   147   $   121   $   127
  Adjustments:
     Amortization, depreciation and accretion...............       52        62       108
     Mortgage loans held for sale...........................       20       369      (183)
     Collections and remittances on loans serviced for
       others, net..........................................      (32)     (251)      129
     Other..................................................       30        82       (86)
                                                              -------   -------   -------
                                                                  217       383        95
                                                              -------   -------   -------
CASH PROVIDED BY (USED FOR) INVESTMENTS
  Purchases of securities available-for-sale................   (1,036)     (294)     (208)
  Maturities of securities available-for-sale...............      338       279       300
  Sales of securities available-for-sale....................       --       145        53
  Maturities and redemptions of securities
     held-to-maturity.......................................      192       351       349
  Loans originated or acquired, net of principal
     collected..............................................   (1,506)   (1,163)   (1,852)
  Sales of loans............................................      253       299        16
  Acquisitions, net of cash acquired of $10 in 2000 and $29
     in 1999................................................      (20)     (108)       --
  Capital expenditures......................................      (34)      (26)      (39)
  Other.....................................................      (59)      (17)       12
                                                              -------   -------   -------
                                                               (1,872)     (534)   (1,369)
                                                              -------   -------   -------
CASH PROVIDED BY (USED FOR) FINANCING
  Net increase (decrease) in deposits.......................      857       808       (36)
  Securities sold under repurchase agreements and short-term
     borrowings, net........................................    1,071      (121)      788
  Additions to debt.........................................       37        35       770
  Payments of debt..........................................     (178)     (775)     (251)
  Sale of stock by subsidiaries.............................       80         1        75
  Capital contributions from parent company.................       10       279        44
  Dividends paid to parent company..........................     (110)      (70)      (44)
  Other.....................................................      (25)       (2)      (18)
                                                              -------   -------   -------
                                                                1,742       155     1,328
                                                              -------   -------   -------
Net increase in cash and cash equivalents...................       87         4        54
Cash and cash equivalents at beginning of year..............      233       229       175
                                                              -------   -------   -------
Cash and cash equivalents at end of year....................  $   320   $   233   $   229
                                                              =======   =======   =======

 See the notes to the Financial Services Group summarized financial statements.

                            FINANCIAL SERVICES GROUP

                    NOTES TO SUMMARIZED FINANCIAL STATEMENTS

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     Temple-Inland Financial Services Group (group) summarized financial statements include savings bank, mortgage banking, real estate and insurance brokerage operations. All material intercompany amounts and transactions have been eliminated. Certain amounts have been reclassified to conform to the current year's classification. These financial statements should be read in conjunction with the Temple-Inland Inc. (the company) consolidated financial statements.

  Mortgage Loans Held for Sale

     Mortgage loans originated and held for sale are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized in a valuation allowance by charges to income.

  Loans Receivable and Allowance for Loan Losses

     Loans receivable are stated at unpaid net principal balances minus any allowance for loan losses. Interest on loans receivable is credited to income as earned. The accrual of interest ceases when collection of principal or interest becomes doubtful. When interest accrual ceases, uncollected interest previously credited to income is reversed. Certain loan fees and direct loan origination costs are deferred. These net fees or costs, as well as premiums and discounts on loans, are amortized to income using the interest method over the remaining period to contractual maturity and adjusted for anticipated prepayments. Any unamortized loan fees or costs, premiums, or discounts are taken to income in the event a loan is sold or repaid.

     The allowance for loan losses is increased by charges to income and by the portion of the purchase price related to credit risk on bulk purchases of loans and on acquisitions. The allowance is decreased by charge-offs, net of recoveries. Management's periodic evaluation of the adequacy of the allowance is based on the group's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrowers' ability to repay, estimated value of any underlying collateral, and current economic conditions.

     Loans receivable are assigned a rating to distinguish levels of credit risk and loan quality. These risk ratings are categorized as pass or criticized grade with the resultant allowance for loan losses based on this distinction. Certain loan portfolios are considered to be performance based and are graded by analyzing performance through assessment of delinquency status. The allowance for loan losses is comprised of specific allowances for criticized graded loans, general allowances for pass graded loans and an unallocated allowance based on analysis of other economic factors.

     Specific allowances established on the outstanding principal balance of criticized graded loans range from 5 percent to 40 percent on Substandard classified loans, 35 percent to 70 percent on Doubtful classified loans and 100 percent on Loss classified loans. These allowance percentages are based in part on estimated cash flows to be received on the loans or estimated market values of the underlying collateral. The group uses general allowances for pools of loans with relatively similar risks based on management's assessment of homogenous attributes, such as product types, markets, aging and collateral. The group uses information on historic trends in delinquencies, charge-offs and recoveries to identify unfavorable trends. The analysis considers adverse trends in the migration of classifications to be an early warning of potential problems that would indicate a need to increase loss allowances over historic levels.

     The unallocated allowance for loan losses is determined based on management's assessment of general economic conditions as well as specific economic factors in individual markets. The evaluation of the appropriate level of unallocated allowance considers current risk factors that may not be reflected in the historical trends used to determine the allowance on criticized and pass graded loans. These factors may include inherent delays in obtaining information regarding a borrower's financial condition or changes in their

                            FINANCIAL SERVICES GROUP
unique business conditions; the judgmental nature of individual loan evaluations, collateral assessments and the interpretation of economic trends; volatility of economic conditions affecting the identification and estimation of losses for larger non-homogeneous loans; and the sensitivity of assumptions used to establish general allowances for homogenous groups of loans. In addition, the unallocated allowance recognizes that ultimate knowledge of the loan portfolios may be incomplete.

  Mortgage-Backed and Other Securities

     The group determines the appropriate classification of mortgage-backed and other securities at the time of purchase and confirms the designation of these debt securities as of each balance sheet date. Debt securities are classified as held-to-maturity and stated at amortized cost when the group has both the intent and ability to hold the securities to maturity. Otherwise, debt securities and marketable equity securities are classified as available-for-sale and are stated at fair value with any unrealized gains and losses, net of tax, reported as a component of shareholder's equity.

     The cost of securities classified as held-to-maturity or available-for-sale is adjusted for amortization of premiums and accretion of discounts by a method that approximates the interest method over the estimated lives of the securities. Should any such assets be sold, gains and losses are recognized based on the specific-identification method.

  Derivative Financial Instruments

     The operations of Guaranty Bank (Guaranty) are subject to the risk of interest rate fluctuations to the extent that interest-earning assets and interest-bearing liabilities mature or reprice at different times or in differing amounts. To maintain acceptable levels of interest rate and liquidity risk, Guaranty from time to time enters into various types of interest rate contracts for purposes other than trading.

     The net amount payable or receivable on interest rate contracts is recorded as an adjustment to interest income or expense. Premiums paid for interest rate contracts, net of premiums received for those sold, are included in the carrying value of the related interest-earning assets or interest-bearing liabilities, and amortized as an adjustment to the yield of the designated assets or liabilities over the contract periods.

  Real Estate

     Real estate consists primarily of land and commercial properties held for development and sale, although certain properties are held for the production of income. Interest on indebtedness and property taxes during the development period, as well as improvements and other development costs, are generally capitalized. The cost of land sales is determined using the relative sales value method. Real estate also includes properties acquired through loan foreclosure.

     Real estate held for future development and real estate projects being developed are evaluated for impairment in accordance with the recognition and measurement provisions governing long-lived assets to be held and used in operations. Real estate projects that are substantially completed and ready for their intended use are measured at the lower of carrying amount or estimated fair value minus the cost to sell in accordance with the provisions governing long-lived assets that are to be disposed of.

  Mortgage Loan Servicing Rights

     The group allocates a portion of the cost of originating a mortgage loan to the mortgage servicing right based on its fair value relative to the loan as a whole. Capitalized mortgage loan servicing rights are amortized in proportion to, and over the period of, estimated net servicing revenues. The fair market value of originated mortgage servicing rights is estimated using buyers' quoted prices for servicing rights with similar attributes,

                            FINANCIAL SERVICES GROUP
such as loan type, size, escrow and geographic location. Purchased mortgage servicing rights are recorded at cost.

     To evaluate possible impairment of mortgage servicing rights, the portfolio is periodically stratified based on the predominant risk characteristics and the capitalized basis of each stratum is compared to fair value. Predominant risk characteristics considered include loan type and interest rate. Should the net capitalized mortgage servicing rights exceed fair value, impairment is recognized through a valuation allowance.

     Amortization expense and changes to the valuation allowance are included in loan origination, marketing and servicing fees, net, in the summarized statements of income.

  Income Taxes

     The group is included in the consolidated income tax return filed by the parent company. Under an agreement with the parent company, the group provides a current income tax provision that takes into account the separate taxable income of the group. Deferred income taxes are recorded by the group.

NOTE B -- ACQUISITIONS

     On March 1, 2000, the group acquired all of the outstanding stock of American Finance Group, Inc. (AFG) for $32 million cash. AFG, an industrial and commercial equipment leasing and financing operation, had total assets (primarily financing leases, loans, and equipment under operating leases) of $161 million and total liabilities (primarily debt) of $132 million, of which $128 million was repaid after acquisition. The excess of the purchase price over the fair value of the identifiable net assets acquired of $1 million is being amortized on the straight-line method over 10 years.

     On June 29, 1999, the group acquired all of the outstanding stock of HF Bancorp, Inc., the parent company of Hemet Federal Savings & Loan Association (Hemet) for $119 million cash. Hemet had total assets of $1.2 billion (primarily loans and securities) and total liabilities of $1.1 billion (primarily deposits). The excess of the purchase price over the fair value of the identifiable net assets acquired of $40 million is being amortized on the straight-line method over 25 years.

     On June 11, 1999, the group acquired the assets of Fidelity Funding, Inc. (Fidelity) for $18 million in cash. Fidelity, an asset based lending operation, had assets (primarily loans) of $111 million. The excess of the purchase price over the fair value of the identifiable net assets acquired of $18 million is being amortized on the straight-line method over 10 years.

     The acquisitions were accounted for under the purchase method of accounting and, accordingly, the acquired assets and liabilities were adjusted to their estimated fair values at the date of the acquisitions. The operating results of the acquisitions are included in the accompanying summarized financial statements from the acquisition dates. The unaudited pro forma results of operations, assuming the acquisitions had been effected as of the beginning of the applicable fiscal year, would not have been materially different from those reported.

                            FINANCIAL SERVICES GROUP

NOTE C -- LOANS RECEIVABLE

     The outstanding principal balances of loans receivable consists of the following:

                                                                AT YEAR END
                                                              ----------------
                                                               2000      1999
                                                              -------   ------
                                                               (IN MILLIONS)
Real estate mortgage........................................  $ 3,618   $3,763
Construction and development................................    4,007    3,253
Commercial and business.....................................    1,681    1,265
Consumer and other..........................................    1,215    1,121
Premiums, discounts and deferred fees, net..................        8        7
                                                              -------   ------
                                                               10,529    9,409
  Less: Allowance for loan losses...........................     (118)    (113)
                                                              -------   ------
                                                              $10,411   $9,296
                                                              =======   ======

     Real estate mortgages are primarily single-family adjustable-rate loans secured by properties located throughout the United States, primarily in California and Texas. Construction and development loans consist primarily of office, multi-family, retail, industrial and assisted living properties and are predominantly located in Texas, California, Florida, Georgia, Colorado, Illinois and Arizona. Commercial and business loans include working capital, equipment financing and other business loans primarily in Texas. Consumer and other loans include a variety of products and are primarily secured by real estate and automobiles.

     At year-end 2000, the group had unfunded commitments on outstanding loans totaling approximately $4.7 billion. In addition, at year-end 2000, the group had issued letters of credit totaling approximately $148 million. The portion of these amounts to be ultimately funded is uncertain.

     Activity in the allowance for loan losses was as follows:

                                                                 FOR THE YEAR
                                                              ------------------
                                                              2000   1999   1998
                                                              ----   ----   ----
                                                                (IN MILLIONS)
Balance, beginning of year..................................  $113   $ 87   $91
  Provision for loan losses.................................    39     38     1
  Additions related to acquisitions
     and bulk purchases of loans............................     2     12    --
  Charge-offs, net of recoveries............................   (36)   (24)   (5)
                                                              ----   ----   ---
Balance, end of year........................................  $118   $113   $87
                                                              ====   ====   ===

                            FINANCIAL SERVICES GROUP

NOTE D -- MORTGAGE-BACKED AND OTHER SECURITIES

     The amortized cost and fair values of mortgage-backed and other securities consists of the following:

                                                           GROSS        GROSS
                                             AMORTIZED   UNREALIZED   UNREALIZED
                                               COST        GAINS        LOSSES     FAIR VALUE
                                             ---------   ----------   ----------   ----------
                                                              (IN MILLIONS)
AT YEAR-END 2000
Available-for-sale
Mortgage-backed securities:
  FNMA certificates........................   $1,876        $19          $ (2)       $1,893
  FHLMC certificates.......................       89          2            --            91
  GNMA certificates........................      133         --            --           133
  Collateralized mortgage obligations......      112         --            (2)          110
  Private issuer pass-through securities...       10         --            --            10
                                              ------        ---          ----        ------
                                               2,220         21            (4)        2,237
Debt securities:
  Corporate securities.....................        3         --            --             3
Equity securities, primarily Federal Home
  Loan Bank stock..........................      175         --            --           175
                                              ------        ---          ----        ------
                                              $2,398        $21          $ (4)       $2,415
                                              ======        ===          ====        ======
Held-to-maturity
Mortgage-backed securities:
  FNMA certificates........................   $  555        $--          $(17)       $  538
  FHLMC certificates.......................      105         --            (3)          102
  Collateralized mortgage obligations......      104         --            (3)          101
  Private issuer pass-through securities...      100         --            (3)           97
                                              ------        ---          ----        ------
                                              $  864        $--          $(26)       $  838
                                              ======        ===          ====        ======
AT YEAR-END 1999
Available-for-sale
Mortgage-backed securities:
  FNMA certificates........................   $  963        $ 2          $(15)       $  950
  FHLMC certificates.......................       84         --            (1)           83
  GNMA certificates........................       96         --            --            96
  Collateralized mortgage obligations......      120         --            (3)          117
  Private issuer pass-through securities...       12         --            (2)           10
                                              ------        ---          ----        ------
                                               1,275          2           (21)        1,256
Debt securities:
  US Government............................        7         --            --             7
  Corporate securities.....................        2         --            --             2
Equity securities, primarily Federal Home
  Loan Bank Stock..........................      166         --            --           166
                                              ------        ---          ----        ------
                                              $1,450        $ 2          $(21)       $1,431
                                              ======        ===          ====        ======
Held-to-maturity
Mortgage-backed securities:
  FNMA certificates........................   $  647        $--          $(31)       $  616
  FHLMC certificates.......................      125         --            (6)          119
  Collateralized mortgage obligations......      131         --            (6)          125
  Private issuer pass-through securities...      158         --            (9)          149
                                              ------        ---          ----        ------
                                              $1,061        $--          $(52)       $1,009
                                              ======        ===          ====        ======

                            FINANCIAL SERVICES GROUP

     The amortized cost and estimated fair value by maturity of mortgage-backed and other securities are shown in the following table. Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. Accordingly, actual maturities may differ from contractual maturities.

                                                               AT YEAR END 2000
                                                              ------------------
                                                              AMORTIZED    FAIR
                                                                COST      VALUE
                                                              ---------   ------
                                                                (IN MILLIONS)
Due in 1 year or less.......................................   $   --     $   --
Due after 1 year through 5 years............................        3          1
Due after 5 years through 10 years..........................      118        116
Due after 10 years..........................................    3,141      3,136
                                                               ------     ------
          Total mortgage-backed and other securities........   $3,262     $3,253
                                                               ======     ======

     The mortgage loans underlying mortgage-backed securities have adjustable interest rates and generally have contractual maturities ranging from 15 to 40 years with principal and interest installments due monthly. The actual maturities of mortgage-backed securities may differ from the contractual maturities of the underlying loans because issuers or mortgagors may have the right to call or prepay their securities or loans.

     Certain mortgage-backed and other securities are guaranteed directly or indirectly by the U.S. government or its agencies. Other mortgage-backed securities not guaranteed by the U.S. government or its agencies are senior subordinated securities considered investment grade quality by third-party rating agencies. The collateral underlying these securities is primarily residential properties located in California.

     The group securitized and continued to hold $297 million and $217 million of mortgage loans previously held in the loan portfolio during 2000 and 1999, respectively. The transfer to mortgage-backed securities was recorded at the carrying value of the mortgage loans at the time of securitization. The market value of the securities generated through these securitization activities are obtained through active market quotes. The group held $689 million and $601 million in such securities at year-end 2000 and 1999, respectively.

NOTE E -- DEPOSITS

     Deposits consists of the following:

                                                       2000                   1999
                                               --------------------   --------------------
                                                 AVERAGE                AVERAGE
                                               STATED RATE   AMOUNT   STATED RATE   AMOUNT
                                               -----------   ------   -----------   ------
                                                              (IN MILLIONS)
Noninterest bearing demand...................       --       $  302        --       $  329
Interest bearing demand......................     4.36%       2,504      3.46%       2,035
Savings deposits.............................     1.83%         167      1.96%         214
Time deposits................................     6.13%       6,855      5.36%       6,449
                                                             ------                 ------
                                                             $9,828                 $9,027
                                                             ======                 ======

                            FINANCIAL SERVICES GROUP

     Scheduled maturities of time deposits at year-end 2000 are as follows:

                                                         $100,000 OR   LESS THAN
                                                            MORE       $100,000    TOTAL
                                                         -----------   ---------   ------
                                                                  (IN MILLIONS)
3 months or less.......................................    $  547       $1,651     $2,198
Over 3 through 6 months................................       307        1,485      1,792
Over 6 through 12 months...............................       344        1,549      1,893
Over 12 months.........................................       175          797        972
                                                           ------       ------     ------
                                                           $1,373       $5,482     $6,855
                                                           ======       ======     ======

     At year-end 2000, time deposits maturity dates were as follows (in millions): 2001 -- $5,883; 2002 -- $619; 2003 -- $182; 2004 -- $83; 2005 -- $86;
2006 and thereafter -- $2.

NOTE F -- SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

     Securities sold under repurchase agreements were delivered to brokers/dealers who retained such securities as collateral for the borrowings and have agreed to resell the same securities back to Guaranty at the maturities of the agreements. The agreements generally mature within 30 days.

     Information concerning borrowings under repurchase agreements is summarized as follows:

                                                               FOR THE YEAR
                                                              --------------
                                                              2000     1999
                                                              -----    -----
                                                              (IN MILLIONS)
Average daily balance.......................................  $484     $112
Maximum month-end balance...................................  $898     $223

     There were $595 million of securities sold under repurchase agreements outstanding at year-end 2000 and no securities sold under repurchase agreements at year-end 1999. At year-end 2000, the fair value of securities sold under repurchase agreements was $623 million of FNMA certificates and $19 million of FHLMC certificates.

NOTE G -- FEDERAL HOME LOAN BANK ADVANCES

     Pursuant to collateral agreements with the Federal Home Loan Bank of Dallas
(FHLB), advances are secured by a blanket floating lien on Guaranty's assets and by securities on deposit at the FHLB. The weighted average interest rate of FHLB advances was 6.37 percent and 5.75 percent at year-end 2000 and 1999, respectively. At year-end 2000, the advances had maturity dates as follows (in millions): 2001 -- $2,857 and 2003 -- $12.

                            FINANCIAL SERVICES GROUP

NOTE H -- OTHER BORROWINGS

     Other borrowings, which represent borrowings of non-savings bank entities, consists of the following:

                                                               AT YEAR END
                                                              --------------
                                                              2000     1999
                                                              -----    -----
                                                              (IN MILLIONS)
Long-term debt with an average rate of 7.91% and 6.75%
  during 2000 and 1999, respectively, due through 2001......  $168     $175
Long-term debt at various rates which approximate prime,
  secured primarily by real estate..........................    42       37
                                                              ----     ----
                                                              $210     $212
                                                              ====     ====

     At year-end 2000, a non-savings bank subsidiary had a $210 million credit facility, which expires in 2001, with $42 million remaining unused.

     At year-end 2000, maturities of other borrowings are as follows (in millions): 2001 -- $170; 2002 -- $2; 2003 -- $2; 2004 -- $2; 2005 -- $2; 2006
and thereafter -- $32.

NOTE I -- PREFERRED STOCK ISSUED BY SUBSIDIARIES

     Guaranty has two subsidiaries that qualify as real estate investment trusts, Guaranty Preferred Capital Corporation (GPCC) and Guaranty Preferred Capital Corporation II (GPCC II). Both are authorized to issue floating rate and fixed rate preferred stock. These preferred stocks have a liquidation preference of $1,000 per share, dividends that are non-cumulative and payable when declared, and are convertible into Guaranty preferred stock upon the occurrence of certain regulatory events.

     In 1997, GPCC issued an aggregate of 150,000 shares of floating rate preferred stock for an aggregate consideration of $150 million cash. GPCC issued an additional 75,000 shares in 1998 for an aggregate consideration of $75 million cash. Within ten years of issuance, at the option of GPCC, these shares may be redeemed in whole or in part for $1,000 per share cash.

     At inception in December 2000, GPCC II issued 35,000 shares of floating rate preferred stock and 45,000 shares of 9.15 percent fixed rate preferred stock for an aggregate consideration of $80 million cash. Prior to May 2007, at the option of GPCC II, these shares may be redeemed in whole or in part for $1,000 per share cash plus, under certain circumstances, a make-whole premium.

NOTE J -- MORTGAGE LOAN SERVICING

     The group services mortgage loans that are owned primarily by independent investors. The group serviced approximately 209,600 and 241,400 mortgage loans aggregating $19.5 billion and $22.2 billion as of year-end 2000 and 1999, respectively.

     The group is required to advance, from group funds, escrow and foreclosure costs on loans it services. The majority of these advances are recoverable, except for certain amounts for loans serviced for GNMA. A reserve has been established for unrecoverable advances. Market risk is assumed related to the disposal of certain foreclosed VA loans. No significant losses were incurred during 2000, 1999 or 1998 in connection with this risk.

                            FINANCIAL SERVICES GROUP

     Capitalized mortgage loan servicing rights, net of accumulated amortization, were as follows:

                                                           PURCHASED   ORIGINATED
                                                             LOAN         LOAN
                                                           SERVICING   SERVICING
                                                            RIGHTS       RIGHTS     TOTAL
                                                           ---------   ----------   -----
                                                                   (IN MILLIONS)
FOR THE YEAR 2000
Balance, beginning of year...............................    $155         $113      $268
  Additions..............................................       4           12        16
  Amortization expense...................................     (20)         (14)      (34)
  Sales..................................................      (1)          (3)       (4)
                                                             ----         ----      ----
     Subtotal............................................    $138         $108       246
     Valuation allowance.................................                             --
                                                                                    ----
Balance, end of year.....................................                           $246
                                                                                    ====
FOR THE YEAR 1999
Balance, beginning of year...............................    $142         $ 89      $231
  Additions..............................................      42           55        97
  Amortization expense...................................     (29)         (20)      (49)
  Sales..................................................      --          (11)      (11)
                                                             ----         ----      ----
     Subtotal............................................    $155         $113       268
     Valuation allowance.................................                             (1)
                                                                                    ----
Balance, end of year.....................................                           $267
                                                                                    ====

     Amortization expense related to mortgage loan servicing rights totaled $34 million, $49 million and $56 million for 2000, 1999 and 1998, respectively. The valuation allowance was reduced $1 million in 2000 and $16 million in 1999 by a credit to operations and increased $17 million in 1998 by a charge to operations.

     The estimated fair value of the capitalized mortgage servicing rights at year-end 2000 was approximately $305 million. Fair value was determined utilizing market-driven assumptions for prepayment speeds, discount rates and other variables.

NOTE K -- INTEREST RATE RISK MANAGEMENT

     Guaranty is a party to various interest rate corridor agreements, which reduce the impact of increases in interest rates on its investments in adjustable-rate mortgage-backed securities that have lifetime interest rate caps. Under these agreements with notional amounts totaling $213 million and $291 million at year end 2000 and 1999, respectively, Guaranty simultaneously purchased and sold caps whereby it receives interest if the variable rate based on FHLB Eleventh District Cost of Funds (EDCOF) Index (5.61 percent at year-end
2000) exceeds an average strike rate of 8.81 percent and pays interest if the same variable rate exceeds a strike rate of 11.75 percent. These agreements mature through 2003.

     Guaranty is also a party to an interest rate cap agreement to reduce the impact of interest rate increases on certain adjustable rate investments with lifetime caps. Under this agreement, with a notional amount of $29 million, Guaranty would receive payments if the EDCOF exceeds the strike rate of 10 percent. This agreement matures in 2004.

     The amounts subject to credit risk are the streams of payments receivable by Guaranty under the terms of the contracts not the notional amounts used to express the volumes of these transactions. Guaranty minimizes its exposure to credit risk by entering into contracts with major U.S. securities firms.

                            FINANCIAL SERVICES GROUP

     The mortgage banking operation enters into forward sales commitments to deliver mortgage loans to third parties. These forward sales commitments hedge volatility of interest rates between the time a mortgage loan commitment is made and the subsequent funding and sale of the loan to a third party.

NOTE L -- COMMITMENTS

     The group leases equipment and facilities under various operating lease agreements. Future minimum rental payments, net of related sublease income and exclusive of related expenses, under non-cancelable operating leases with a remaining term in excess of one year are as follows (in millions): 2001 -- $11; 2002 -- $9; 2003 -- $8; 2004 -- $6; 2005 -- $5; 2006 and thereafter -- $6.

     Total rent expense under these lease agreements was $15 million, $14 million and $15 million for 2000, 1999 and 1998, respectively.

     At year-end 2000, the group had commitments to originate or purchase loans totaling approximately $1.0 billion and commitments to sell mortgage loans of approximately $251 million. To the extent mortgage loans at the appropriate rates are not available to fulfill the sales commitments, the group is subject to market risk resulting from interest rate fluctuations.

NOTE M -- REGULATORY CAPITAL MATTERS

     Guaranty is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Guaranty's financial statements. The payment of dividends from Guaranty is subject to proper regulatory notification.

     Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Guaranty must meet specific capital guidelines that involve quantitative measures of Guaranty's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. At year-end 2000, Guaranty met all of its capital adequacy requirements.

     At year-end 2000, the most recent notification from regulators categorized Guaranty as "well capitalized." The following table sets forth Guaranty's actual capital amounts and ratios along with the minimum capital amounts and ratios Guaranty must maintain in order to meet capital adequacy requirements and to be categorized as "well capitalized." No amounts were deducted from capital for interest-rate risk at year-end 2000 or 1999.

                                                              AT YEAR END 2000
                                       --------------------------------------------------------------
                                                                      FOR CAPITAL ADEQUACY
                                             ACTUAL                       REQUIREMENTS
                                       ------------------   -----------------------------------------
                                       AMOUNT       RATIO         AMOUNT                 RATIO
                                       ------       -----   ------------------    -------------------
                                                           (DOLLARS IN MILLIONS)
Total Risk-Based Ratio (Risk-based
  capital/Total risk-weight
  assets)............................  $1,283       10.29%  > or = $       998           > or = 8.00%
Tier 1 (Core) Risk-Based Ratio (Core
  capital/Total risk-weight
  assets)............................  $1,153        9.24%  > or = $       499           > or = 4.00%
Tier 1 (Core) Leverage Ratio (Core
  capital/Adjusted tangible
  assets)............................  $1,153        7.77%  > or = $       593           > or = 4.00%
Tangible Ratio (Tangible
  equity/Tangible assets)............  $1,153        7.77%  > or = $       297           > or = 2.00%

                                                    AT YEAR END 2000
                                       -------------------------------------------
                                                  FOR CATEGORIZATION AS
                                                   "WELL CAPITALIZED"
                                       -------------------------------------------
                                              AMOUNT                 RATIO
                                       --------------------   --------------------
                                                  (DOLLARS IN MILLIONS)
Total Risk-Based Ratio (Risk-based
  capital/Total risk-weight
  assets)............................  > or = $       1,247          > or = 10.00%
Tier 1 (Core) Risk-Based Ratio (Core
  capital/Total risk-weight
  assets)............................  > or = $         748          > or =  6.00%
Tier 1 (Core) Leverage Ratio (Core
  capital/Adjusted tangible
  assets)............................  > or = $         742          > or =  5.00%
Tangible Ratio (Tangible
  equity/Tangible assets)............                Not applicable

                            FINANCIAL SERVICES GROUP

                                                              AT YEAR END 1999
                                       --------------------------------------------------------------
                                                                      FOR CAPITAL ADEQUACY
                                             ACTUAL                       REQUIREMENTS
                                       ------------------   -----------------------------------------
                                       AMOUNT       RATIO         AMOUNT                 RATIO
                                       ------       -----   ------------------    -------------------
                                                           (DOLLARS IN MILLIONS)
Total Risk-Based Ratio (Risk-based
  capital/Total risk-weight
  assets)............................  $1,139       10.33%  > OR = $       882           > OR = 8.00%
Tier 1 (Core) Risk-Based Ratio (Core
  capital/Total risk-weight
  assets)............................  $1,058        9.60%  > OR = $       441           > OR = 4.00%
Tier 1 (Core) Leverage Ratio (Core
  capital/Adjusted tangible
  assets)............................  $1,058        8.22%  > OR = $       515           > OR = 4.00%
Tangible Ratio (Tangible
  equity/Tangible assets)............  $1,058        8.22%  > OR = $       257           > OR = 2.00%

                                                    AT YEAR END 1999
                                       -------------------------------------------
                                                  FOR CATEGORIZATION AS
                                                   "WELL CAPITALIZED"
                                       -------------------------------------------
                                              AMOUNT                 RATIO
                                       --------------------   --------------------
                                                  (DOLLARS IN MILLIONS)
Total Risk-Based Ratio (Risk-based
  capital/Total risk-weight
  assets)............................  > OR = $       1,102        > OR =   10.00%
Tier 1 (Core) Risk-Based Ratio (Core
  capital/Total risk-weight
  assets)............................  > OR = $         661        > OR =    6.00%
Tier 1 (Core) Leverage Ratio (Core
  capital/Adjusted tangible
  assets)............................  > OR = $         643        > OR =    5.00%
Tangible Ratio (Tangible
  equity/Tangible assets)............                Not applicable

                      TEMPLE-INLAND INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                    FOR THE YEAR
                                                              ------------------------
                                                               2000     1999     1998
                                                              ------   ------   ------
REVENUES
  Manufacturing.............................................  $2,917   $2,692   $2,367
  Financial Services........................................   1,369    1,116    1,036
                                                              ------   ------   ------
                                                               4,286    3,808    3,403
                                                              ------   ------   ------
COSTS AND EXPENSES
  Manufacturing.............................................   2,677    2,445    2,244
  Special charge............................................      15       --       47
  Financial Services........................................   1,180      978      882
                                                              ------   ------   ------
                                                               3,872    3,423    3,173
                                                              ------   ------   ------
OPERATING INCOME............................................     414      385      230
  Parent Company interest...................................    (104)     (95)     (78)
  Other.....................................................      10       16        6
                                                              ------   ------   ------
INCOME FROM CONTINUING OPERATIONS
  BEFORE TAXES..............................................     320      306      158
  Income taxes..............................................    (125)    (115)     (70)
                                                              ------   ------   ------
INCOME FROM CONTINUING OPERATIONS...........................     195      191       88
  Discontinued operation....................................      --      (92)     (21)
                                                              ------   ------   ------
INCOME BEFORE ACCOUNTING CHANGE.............................     195       99       67
  Effect of accounting change...............................      --       --       (3)
                                                              ------   ------   ------
NET INCOME..................................................  $  195   $   99   $   64
                                                              ======   ======   ======
EARNINGS PER SHARE
  Basic:
     Income from continuing operations......................  $ 3.83   $ 3.45   $ 1.60
     Discontinued operation.................................      --    (1.66)    (.38)
     Effect of accounting change............................      --       --     (.06)
                                                              ------   ------   ------
     Net income.............................................  $ 3.83   $ 1.79   $ 1.16
                                                              ======   ======   ======
  Diluted:
     Income from continuing operations......................  $ 3.83   $ 3.43   $ 1.59
     Discontinued operation.................................      --    (1.65)    (.38)
     Effect of accounting change............................      --       --     (.06)
                                                              ------   ------   ------
     Net income.............................................  $ 3.83   $ 1.78   $ 1.15
                                                              ======   ======   ======

            See the notes to the consolidated financial statements.

                      TEMPLE-INLAND INC. AND SUBSIDIARIES

                          CONSOLIDATING BALANCE SHEETS

                                                                       AT YEAR END 2000
                                                              ----------------------------------
                                                              PARENT    FINANCIAL
                                                              COMPANY   SERVICES    CONSOLIDATED
                                                              -------   ---------   ------------
                                                                        (IN MILLIONS)
ASSETS
Cash and cash equivalents...................................  $    2     $   320      $   322
Mortgage loans held for sale................................      --         232          232
Loans receivable, net.......................................      --      10,411       10,411
Mortgage-backed and other securities available-for-sale.....      --       2,415        2,415
Mortgage-backed and other securities held-to-maturity.......      --         864          864
Trade and other receivables.................................     320          --          309
Inventories.................................................     253          --          253
Property and equipment......................................   2,027         157        2,184
Other assets................................................     252         925        1,152
Investment in Financial Services............................   1,093          --           --
                                                              ------     -------      -------
          Total assets......................................  $3,947     $15,324      $18,142
                                                              ======     =======      =======

LIABILITIES
Deposits....................................................  $   --     $ 9,828      $ 9,828
Federal Home Loan Bank advances.............................      --       2,869        2,869
Securities sold under repurchase agreements.................      --         595          595
Other liabilities...........................................     315         423          706
Long-term debt..............................................   1,381         210        1,591
Deferred income taxes.......................................     276          --          272
Postretirement benefits.....................................     142          --          142
Stock issued by subsidiaries................................      --         306          306
                                                              ------     -------      -------
          Total liabilities.................................  $2,114     $14,231      $16,309
                                                              ------     -------      -------

SHAREHOLDERS' EQUITY
Preferred stock -- par value $1 per share: authorized
  25,000,000 shares; none issued............................                               --
Common stock -- par value $1 per share: authorized
  200,000,000 shares; issued 61,389,552 shares, including
  shares held in the treasury...............................                               61
Additional paid-in capital..................................                              365
Accumulated other comprehensive income (loss)...............                               (8)
Retained earnings...........................................                            1,968
                                                                                      -------
                                                                                        2,386
Cost of shares held in the treasury: 12,215,499 shares......                             (553)
                                                                                      -------
          Total shareholders' equity........................                            1,833
                                                                                      -------
Total liabilities and shareholders' equity..................                          $18,142
                                                                                      =======

            See the notes to the consolidated financial statements.

                      TEMPLE-INLAND INC. AND SUBSIDIARIES

                          CONSOLIDATING BALANCE SHEETS

                                                                       AT YEAR END 1999
                                                              ----------------------------------
                                                              PARENT    FINANCIAL
                                                              COMPANY   SERVICES    CONSOLIDATED
                                                              -------   ---------   ------------
                                                                        (IN MILLIONS)
ASSETS
Cash and cash equivalents...................................  $   51     $   233      $   284
Mortgage loans held for sale................................      --         252          252
Loans receivable, net.......................................      --       9,296        9,296
Mortgage-backed and other securities available-for-sale.....      --       1,431        1,431
Mortgage-backed and other securities held-to-maturity.......      --       1,061        1,061
Trade and other receivables.................................     328          --          319
Inventories.................................................     287          --          287
Property and equipment......................................   2,052         145        2,197
Other assets................................................     200         903        1,059
Investment in Financial Services............................   1,023          --           --
                                                              ------     -------      -------
          Total assets......................................  $3,941     $13,321      $16,186
                                                              ======     =======      =======

LIABILITIES
Deposits....................................................  $   --     $ 9,027      $ 9,027
Federal Home Loan Bank advances.............................      --       2,403        2,403
Other liabilities...........................................     392         430          799
Long-term debt..............................................   1,253         212        1,465
Deferred income taxes.......................................     226          --          196
Postretirement benefits.....................................     143          --          143
Stock issued by subsidiaries................................      --         226          226
                                                              ------     -------      -------
          Total liabilities.................................  $2,014     $12,298      $14,259
                                                              ======     =======      =======

SHAREHOLDERS' EQUITY
Preferred stock -- par value $1 per share: authorized
  25,000,000 shares; none issued............................                               --
Common stock -- par value $1 per share: authorized
  200,000,000 shares; issued 61,389,552 shares, including
  shares held in the treasury...............................                               61
Additional paid-in capital..................................                              364
Accumulated other comprehensive income (loss)...............                              (31)
Retained earnings...........................................                            1,838
                                                                                      -------
                                                                                        2,232
Cost of shares held in the treasury: 7,177,592 shares.......                             (305)
                                                                                      -------
          Total shareholders' equity........................                            1,927
                                                                                      -------
Total liabilities and shareholders' equity..................                          $16,186
                                                                                      =======

            See the notes to the consolidated financial statements.

                      TEMPLE-INLAND INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     FOR THE YEAR
                                                              ---------------------------
                                                               2000      1999      1998
                                                              -------   -------   -------
                                                                     (IN MILLIONS)
CASH PROVIDED BY (USED FOR) OPERATIONS
  Net income................................................  $   195   $    99   $    64
  Adjustments:
     Loss on disposal of discontinued operation.............       --        77        --
     Cumulative effect of accounting change.................       --        --         3
     Special charge.........................................       15        --        47
     Depreciation and depletion.............................      216       217       206
     Amortization of goodwill...............................        9         8         7
     Deferred taxes.........................................       57        14        18
     Amortization and accretion on financial instruments....       28        40        90
     Mortgage loans held for sale...........................       20       369      (183)
     Receivables............................................        9       (74)      (11)
     Inventories............................................       16        (4)        2
     Accounts payable and accrued expenses..................      (84)       42       (16)
     Collections and remittances on loans serviced for
       others, net..........................................      (32)     (251)      129
     Change in net assets of discontinued operations........       --        23        63
     Other..................................................       30        71       (76)
                                                              -------   -------   -------
                                                                  479       631       343
                                                              -------   -------   -------
CASH PROVIDED BY (USED FOR) INVESTMENTS
  Capital expenditures......................................     (257)     (204)     (196)
  Proceeds from sale of discontinued operations.............       --       576        --
  Proceeds from sale of property and equipment..............       22        55        28
  Purchase of securities available-for-sale.................   (1,036)     (294)     (208)
  Maturities of securities available-for-sale...............      338       279       300
  Proceeds from sale of securities available-for-sale.......       --       145        53
  Maturities and redemptions of securities
     held-to-maturity.......................................      192       351       349
  Loans originated or acquired, net of principal collected
     on loans...............................................   (1,506)   (1,163)   (1,852)
  Proceeds from sale of loans...............................      253       299        16
  Acquisitions, net of cash acquired, and joint ventures....      (38)     (157)     (123)
  Other.....................................................      (64)      (17)      (10)
                                                              -------   -------   -------
                                                               (2,096)     (130)   (1,643)
                                                              -------   -------   -------
CASH PROVIDED BY (USED FOR) FINANCING
  Additions to debt.........................................      297       347     1,089
  Payments of debt..........................................     (312)   (1,335)     (426)
  Securities sold under repurchase agreements and short-term
     borrowings, net........................................    1,071      (121)      788
  Net increase (decrease) in deposits.......................      717       808       (36)
  Purchase of deposits......................................      140        --        --
  Purchase of stock for treasury............................     (250)     (100)      (48)
  Cash dividends paid to shareholders.......................      (65)      (71)      (71)
  Proceeds from sale of subsidiary preferred stock..........       80         1        75
  Other.....................................................      (23)       10       (15)
                                                              -------   -------   -------
                                                                1,655      (461)    1,356
                                                              -------   -------   -------
Net increase in cash and cash equivalents...................       38        40        56
Cash and cash equivalents at beginning of year..............      284       244       188
                                                              -------   -------   -------
Cash and cash equivalents at end of year....................  $   322   $   284   $   244
                                                              =======   =======   =======

            See the notes to the consolidated financial statements.

                      TEMPLE-INLAND INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                     ACCUMULATED
                                                                        OTHER
                                                 COMMON   PAID-IN   COMPREHENSIVE   RETAINED   TREASURY
                                                 STOCK    CAPITAL   INCOME (LOSS)   EARNINGS    STOCK     TOTAL
                                                 ------   -------   -------------   --------   --------   ------
                                                                          (IN MILLIONS)
Balance at year end 1997.......................   $61      $356         $(20)        $1,817     $(169)    $2,045
                                                  ---      ----         ----         ------     -----     ------
Comprehensive income
  Net income...................................    --        --           --             64        --         64
  Other comprehensive income
    Unrealized gains on securities.............    --        --            5             --        --          5
    Minimum pension liability..................    --        --           (2)            --        --         (2)
                                                                                                          ------
  Total comprehensive income...................    --        --           --             --        --         67
                                                                                                          ------
Dividends paid on common stock -- $1.28 per
  share........................................    --        --           --            (71)       --        (71)
Stock issued for stock plans -- 134,430
  shares.......................................    --         1           --             --         4          5
Stock acquired for treasury -- 850,558
  shares.......................................    --        --           --             --       (48)       (48)
                                                  ---      ----         ----         ------     -----     ------
Balance at year end 1998.......................   $61      $357         $(17)        $1,810     $(213)    $1,998
                                                  ---      ----         ----         ------     -----     ------
Comprehensive income
  Net income...................................    --        --           --             99        --         99
  Other comprehensive income
    Unrealized losses on securities............    --        --          (15)            --        --        (15)
    Foreign currency translation adjustment....    --        --            1             --        --          1
                                                                                                          ------
  Total comprehensive income...................    --        --           --             --                   85
                                                                                                          ------
Dividends paid on common stock -- $1.28 per
  share........................................    --        --           --            (71)       --        (71)
Stock issued for stock plans -- 256,599
  shares.......................................    --         7           --             --         8         15
Stock acquired for treasury -- 1,649,052
  shares.......................................    --        --           --             --      (100)      (100)
                                                  ---      ----         ----         ------     -----     ------
Balance at year end 1999.......................   $61      $364         $(31)        $1,838     $(305)    $1,927
                                                  ---      ----         ----         ------     -----     ------
Comprehensive income
  Net income...................................    --        --           --            195        --        195
  Other comprehensive income
    Unrealized gains on securities.............    --        --           23             --        --         23
    Minimum pension liability..................    --        --           (2)            --        --         (2)
    Foreign currency translation adjustment....    --        --            2             --        --          2
                                                                                                          ------
  Total comprehensive income...................    --        --           --             --        --        218
                                                                                                          ------
Dividends paid on common stock -- $1.28 per
  share........................................    --        --           --            (65)       --        (65)
Stock issued for stock plans -- 57,999
  shares.......................................    --         1           --             --         2          3
Stock acquired for treasury -- 5,095,906
  shares.......................................    --        --           --             --      (250)      (250)
                                                  ---      ----         ----         ------     -----     ------
Balance at year end 2000.......................   $61      $365         $ (8)        $1,968     $(553)    $1,833
                                                  ===      ====         ====         ======     =====     ======

            See the notes to the consolidated financial statements.

                      TEMPLE-INLAND INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     The consolidated financial statements include the accounts of Temple-Inland Inc. and its manufacturing and financial services subsidiaries (the company). Investments in joint ventures and other subsidiaries in which the company has between a 20 percent and 50 percent equity ownership are reflected using the equity method. All material intercompany amounts and transactions have been eliminated. Certain amounts have been reclassified to conform to current year's classifications.

     The consolidated net assets invested in financial services activities are subject, in varying degrees, to regulatory rules and restrictions. Accordingly, included as an integral part of the consolidated financial statements are separate summarized financial statements and notes for the company's manufacturing and financial services groups, as well as the significant accounting policies unique to each group.

     The preparation of the consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the amounts reported in the financial statements and accompanying notes, including disclosures related to contingencies. Actual results could differ from these estimates.

  Cash and Cash Equivalents

     Cash and cash equivalents include cash on hand and other short-term liquid instruments with original maturities of three months or less.

  Translation of International Currencies

     Balance sheets of the company's international operations where the functional currency is other than the U.S. dollar are translated into U.S. dollars at year-end exchange rates. Adjustments resulting from financial statement translation are reported as a component of shareholders' equity. For other international operations where the functional currency is the U.S. dollar, inventories and property, plant and equipment values are translated at the historical rate of exchange, while other assets and liabilities are translated at year-end exchange rates. Translation adjustments for these operations are included in earnings and are not material.

     Income and expense items are translated into U.S. dollars at average rates of exchange prevailing during the year. Gains and losses resulting from foreign currency transactions are included in earnings and are not material.

  Income Taxes

     Deferred income taxes are provided for temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes computed using current tax rates.

  Stock Based Compensation

     The company uses the intrinsic value method in accounting for its stock based employee compensation plans.

  Long-Lived Assets

     Impairment losses are recognized on assets held for use when indicators of impairment are present and the estimated undiscounted cash flows are not sufficient to recover the assets' carrying amount. Assets held for disposal are recorded at the lower of carrying value or estimated fair value less costs to sell.

                      TEMPLE-INLAND INC. AND SUBSIDIARIES

  Capitalized Software

     The company capitalizes purchased software costs as well as the direct costs, both internal and external, associated with software developed for internal use. Such costs are amortized using the straight-line method over estimated useful lives of three to seven years. Costs capitalized were $58 million in 2000, $31 million in 1999 and $10 million in 1998. Amortization of these costs was $8 million in 2000, $6 million in 1999 and $3 million in 1998.

  New Accounting Pronouncements

     The company will be required to adopt Statement of Financial Accounting Standards No. 133, Accounting for Derivatives Instruments and Hedging Activities, beginning 2001. This statement will require derivative positions to be recognized in the balance sheet at fair value. The effect of adopting this statement will not materially affect the company's earnings or financial position. As permitted by this statement, the company will change the designation of its portfolio of held-to-maturity securities, which are carried at unamortized cost, to available-for-sale, which are carried at fair value. As a result, the carrying value of these securities will be adjusted to their fair value with a corresponding after tax reduction of $16 million in other comprehensive income, a component of shareholders' equity.

NOTE 2 -- TAXES ON INCOME

     Taxes on income from continuing operations consisted of the following:

                                                                 FOR THE YEAR
                                                              ------------------
                                                              2000   1999   1998
                                                              ----   ----   ----
                                                                (IN MILLIONS)
Current tax provision:
  U.S. Federal..............................................  $ 44   $ 89   $ 38
  State and other...........................................    14     12     10
                                                              ----   ----   ----
                                                                58    101     48
                                                              ----   ----   ----
Deferred tax provision:
  U.S. Federal..............................................    66     14     21
  State and other...........................................     1     --      1
                                                              ----   ----   ----
                                                                67     14     22
                                                              ----   ----   ----
Provision for income taxes..................................  $125   $115   $ 70
                                                              ====   ====   ====

     Earnings or losses from operations consisted of the following:

                                                                 FOR THE YEAR
                                                              ------------------
                                                              2000   1999   1998
                                                              ----   ----   ----
                                                                (IN MILLIONS)
Earnings (Losses):
  U.S. .....................................................  $319   $311   $189
  Non-U.S. .................................................     1     (5)   (31)
                                                              ----   ----   ----
                                                              $320   $306   $158
                                                              ====   ====   ====

                      TEMPLE-INLAND INC. AND SUBSIDIARIES

     The difference between the consolidated effective income tax rate and the federal statutory income tax rate include the following:

                                                                 FOR THE YEAR
                                                              ------------------
                                                              2000   1999   1998
                                                              ----   ----   ----
                                                                (IN MILLIONS)
Taxes on income at statutory rate...........................  $112   $107   $ 56
State net of federal benefit................................     9      8      6
Foreign operations..........................................     1      3      6
Sale of foreign subsidiary..................................    --     (7)    --
Goodwill....................................................     2      2      1
Other.......................................................     1      2      1
                                                              ----   ----   ----
                                                              $125   $115   $ 70
                                                              ====   ====   ====

     Significant components of the company's consolidated deferred tax assets and liabilities are as follows:

                                                               AT YEAR END
                                                              -------------
                                                              2000    1999
                                                              -----   -----
                                                              (IN MILLIONS)
Deferred Tax Liabilities:
  Depreciation..............................................  $ 270   $ 254
  Timber and timberlands....................................     37      37
  Pensions..................................................     33      26
  Originated mortgage servicing rights......................     36      38
  Other.....................................................     32      34
                                                              -----   -----
          Total deferred tax liabilities....................    408     389
                                                              -----   -----
Deferred Tax Assets:
  Alternative minimum tax credits...........................    142     185
  Net operating loss carryforwards..........................     20      12
  OPEB obligations..........................................     55      56
  Bad debt reserve..........................................     33      27
  Other.....................................................     46      67
                                                              -----   -----
          Total deferred tax assets.........................    296     347
Valuation allowance.........................................   (160)   (154)
                                                              -----   -----
Net deferred tax liability..................................  $ 272   $ 196
                                                              =====   =====

     The valuation allowance represents accruals for deductions and credits that are uncertain and, accordingly, have not been recognized for financial reporting purposes. The change in the valuation allowance is primarily the result of increased foreign net operating losses, the future realization of which is not assured.

     The company has domestic net operating loss carryforwards of $1 million that expire in 2005. In addition, the company has foreign net operating loss carryforwards of $39 million that will expire from the year 2005 through the year 2011 and $16 million that may be carried forward indefinitely. Alternative minimum tax credits may be carried forward indefinitely. In accordance with generally accepted accounting principles, the company has not provided deferred taxes on approximately $31 million of pre-1988 tax bad debt reserves.

     In 1999, the Internal Revenue Service (IRS) concluded its examination of the company's consolidated tax returns for the years 1987 through 1992. As a result of this examination, the company agreed to pay approximately $36 million in taxes and interest for those years, of which $19 million was paid in 1999 and the remainder in 2000. The IRS is currently examining the company's consolidated tax returns for the years 1993

                      TEMPLE-INLAND INC. AND SUBSIDIARIES
through 1996. The resolution of these examinations is not expected to have a material adverse impact on the company's financial condition or results of operations.

     Cash income tax payments, net of refunds received, including the payments related to the IRS exam were $88 million, $72 million and $39 million during 2000, 1999 and 1998, respectively.

NOTE 3 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts and the estimated fair values of financial instruments were as follows:

                                                               AT YEAR END
                                                  --------------------------------------
                                                         2000                1999
                                                  ------------------   -----------------
                                                  CARRYING    FAIR     CARRYING    FAIR
                                                   AMOUNT     VALUE     AMOUNT    VALUE
                                                  --------   -------   --------   ------
                                                              (IN MILLIONS)
Financial assets
Loans receivable................................  $10,411    $10,414    $9,296    $9,248
Mortgage-backed and other securities............    3,279      3,253     2,492     2,440
Financial liabilities
Deposits........................................    9,828      9,835     9,027     8,987
FHLB advances...................................    2,869      2,869     2,403     2,403
Total debt......................................    1,593      1,577     1,466     1,443
Off-balance-sheet instruments
Interest rate contracts.........................       --         (2)       --         2
Commodity futures contracts.....................       --         (3)       --        --
Commitments to extend credit....................       --          3        --         2

     Differences between fair value and carrying amounts are primarily due to instruments that provide fixed interest rates or contain fixed interest rate elements. Inherently, such instruments are subject to fluctuations in fair value due to subsequent movements in interest rates. The fair value of cash and cash equivalents, trade and other receivables, trade payables, securities sold under agreements to repurchase and mortgage loans held for sale consistently approximate the carrying amount due to their short-term nature and are excluded from the above table. The fair value of mortgage-backed and other securities and off-balance-sheet instruments are based on quoted market prices. Other financial instruments are valued using discounted cash flows. The discount rates used represent current rates for similar instruments.

     The company has guaranteed certain joint venture obligations principally related to variable-rate debt instruments at year-end 2000. It is not practicable to estimate the fair value of these guarantees.

NOTE 4 -- SHAREHOLDER RIGHTS PLAN

     The company has a Shareholder Rights Plan in which one-half of a preferred stock purchase right (Right) was declared as a dividend for each common share outstanding. Each Right entitles shareholders to purchase, under certain conditions, one one-hundredth of a share of newly issued Series A Junior Participating Preferred Stock at an exercise price of $200. Rights will be exercisable only if a person or group acquires beneficial ownership of 20 percent or more of the company's common shares or commences a tender or exchange offer, upon consummation of which such person or group would beneficially own 25 percent or more of the company's common shares. The company will generally be entitled to redeem the Rights at $.01 per Right at any time until the 10th business day following public announcement that a 20 percent position has been acquired. The Rights will expire on February 20, 2009.

                      TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTE 5 -- EMPLOYEE BENEFIT PLANS

     The company has pension plans covering substantially all employees. Plans covering salaried and nonunion hourly employees provide benefits based on compensation and years of service, while union hourly plans are based on negotiated benefits and years of service. The company's policy is to fund amounts on an actuarial basis in order to accumulate assets sufficient to meet the benefits to be paid in accordance with the requirements of ERISA. Contributions to the plans are made to trusts for the benefit of plan participants.

     The company provides, as a postretirement benefit, medical and insurance coverage to eligible salaried and hourly employees who reach retirement age while employed by the company.

     The change in benefit obligation, plan assets and the funded status of employee benefit plans follows:

                                                                         AT YEAR END
                                                             -----------------------------------
                                                                                  POSTRETIREMENT
                                                             PENSION BENEFITS        BENEFITS
                                                             -----------------    --------------
                                                              2000       1999     2000     1999
                                                             -------    ------    -----    -----
                                                                        (IN MILLIONS)
Benefit obligation at beginning of year....................   $ 582      $597     $ 111    $ 133
Service cost...............................................      15        17         3        3
Interest cost..............................................      42        39         8        8
Change in assumptions......................................      --       (50)       --       --
Plan amendments............................................       6         3        --       (2)
Actuarial (gain)/loss......................................       4         4        30      (21)
Termination benefits.......................................      --        --        --       --
Benefits paid..............................................     (35)      (28)      (12)     (11)
Retiree contributions......................................      --        --         1        1
                                                              -----      ----     -----    -----
Benefit obligation at end of the year......................   $ 614      $582     $ 141    $ 111
                                                              -----      ----     -----    -----
Fair value of plan assets at beginning of year.............   $ 711      $616     $  --    $  --
Actual return..............................................     158       122        --       --
Benefits paid..............................................     (35)      (28)       --       --
Contributions..............................................       4         1        --       --
                                                              -----      ----     -----    -----
Fair value of plan assets at end of year...................   $ 838      $711     $  --    $  --
                                                              -----      ----     -----    -----
Funded status..............................................   $ 224      $129     $(141)   $(111)
Unrecognized net loss/(gain)...............................    (160)      (69)        6      (24)
Prior service costs not yet recognized.....................      11         5        (7)      (8)
Unrecognized net transition obligation/(asset).............      --        (4)       --       --
Additional minimum liability...............................      (7)       (4)       --       --
                                                              -----      ----     -----    -----
Prepaid (accrued) benefit cost.............................   $  68      $ 57     $(142)   $(143)
                                                              =====      ====     =====    =====

     The net prepaid benefit cost of $68 million at year-end 2000 is comprised of pension plans with prepaid benefit cost totaling $90 million and accrued benefit liability totaling $22 million. Amounts applicable to the company's pension plans with accumulated benefit obligations in excess of plan assets are as follows:

                                                               AT YEAR END
                                                              -------------
                                                              2000    1999
                                                              -----   -----
                                                              (IN MILLIONS)
Projected benefit obligation................................   $20     $16
Accumulated benefit obligation..............................   $17     $14
Fair value of plan assets...................................   $--     $--

                      TEMPLE-INLAND INC. AND SUBSIDIARIES

     Significant assumptions used for the employee pension plans follow:

                                                               FOR THE YEAR
                                             ------------------------------------------------
                                              PENSION BENEFITS       POSTRETIREMENT BENEFITS
                                             ------------------      ------------------------
                                             2000   1999   1998       2000     1999     1998
                                             ----   ----   ----      ------   ------   ------
Weighted average assumptions:
  Discount rate............................  7.50%  7.50%  6.75%      7.50%    7.50%    6.75%
  Expected long-term rate of return........  9.00%  9.00%  9.00%        --       --       --
  Rate of compensation increase............  4.75%  4.75%  4.00%        --       --       --

     A 7.75 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 2001. The rate was assumed to decrease gradually to 6 percent for 2010 and remain at that level thereafter.

     Net periodic benefit cost (credit) for pension and postretirement plans include the following:

                                                               FOR THE YEAR
                                             ------------------------------------------------
                                              PENSION BENEFITS       POSTRETIREMENT BENEFITS
                                             ------------------      ------------------------
                                             2000   1999   1998       2000     1999     1998
                                             ----   ----   ----      ------   ------   ------
                                                              (IN MILLIONS)
Charges (Credits)
Service cost -- benefits earned during the
  period...................................  $ 15   $ 17   $ 15       $  3     $  3     $  3
Interest cost on projected benefit
  obligation...............................    42     39     37          8        8        8
Expected return on plan assets.............   (62)   (54)   (56)        --       --       --
Net amortization and deferral..............    (4)    (3)    (5)        (1)      (1)      (1)
                                             ----   ----   ----       ----     ----     ----
Net periodic benefit cost (credit)(a)......  $ (9)  $ (1)  $ (9)      $ 10     $ 10     $ 10
                                             ====   ====   ====       ====     ====     ====

---------------

(a) In addition to the above, in 2000 the company recognized an additional $.3 million expense relating to postretirement benefits for special termination benefits resulting from restructuring of the Pineland operation. In 1999 the company recognized an additional $4 million credit relating to pension benefits and a $2 million credit relating to postretirement benefits for curtailments resulting from the sale of the bleached paperboard operation. In 1998, the company recognized an additional $3 million credit relating to pension benefits and a $1 million credit relating to postretirement benefits for curtailments resulting from employee terminations.

     Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement benefits. A one percentage point change in assumed health care cost trend rates would have the following effects:

                                                             1 PERCENTAGE     1 PERCENTAGE
                                                            POINT INCREASE   POINT DECREASE
                                                            --------------   --------------
                                                                     (IN MILLIONS)
Effect on total of service and interest cost components in
  2000....................................................       $ 1              $(1)
Effect on postretirement benefit obligation at year-end
  2000....................................................       $11              $(9)

NOTE 6 -- STOCK OPTION PLANS

     The company has established stock option plans for key employees and directors. The plans provide for the granting of nonqualified stock options and/or incentive stock options, and prior to 1994, of stock appreciation rights with all or part of any options so granted. Options granted after 1995 generally have a ten-year term and become exercisable in steps from one to five years.

                      TEMPLE-INLAND INC. AND SUBSIDIARIES

     A summary of stock option activity follows:

                                                             FOR THE YEAR
                                     ------------------------------------------------------------
                                            2000                 1999                 1998
                                     ------------------   ------------------   ------------------
                                               WEIGHTED             WEIGHTED             WEIGHTED
                                               AVERAGE              AVERAGE              AVERAGE
                                               EXERCISE             EXERCISE             EXERCISE
                                     OPTIONS    PRICE     OPTIONS    PRICE     OPTIONS    PRICE
                                     -------   --------   -------   --------   -------   --------
                                                        (SHARES IN THOUSANDS)
Outstanding beginning of year......   1,974      $53       1,892      $51       1,430      $47
  Granted..........................     971       55         455       61         654       56
  Exercised........................     (88)      48        (315)      47        (139)      38
  Forfeited........................    (101)      54         (58)      53         (53)      50
                                     ------               ------               ------
Outstanding end of year............   2,756      $54       1,974      $53       1,892      $51
                                     ======               ======               ======
Weighted average fair value of
  options granted during the
  year.............................        $16.63               $23.06               $17.68

     Options exercisable at year end were (in thousands): 2000-896; 1999-691; and 1998-737. The weighted average exercise price for options exercisable was $50 per share and $49 per share for year-end 2000 and 1999, respectively. Exercise prices for options outstanding at year-end 2000 range from $27 to $75. The weighted average remaining contractual life of these options is eight years. An additional 755,956 and 1,727,156 shares of common stock were available for grants at year-end 2000 and 1999, respectively. Under the 1993 restricted stock plan, at year-end 2000, awards of 56,248 shares of restricted common stock were outstanding. The 1997 restricted stock plan provided for a maximum of 300,000 shares of restricted common stock to be reserved for awards. Under this plan, at year-end 2000, awards of 54,000 shares of restricted common stock were outstanding and an additional 244,950 shares were available for grants.

     The fair value of the options granted in 2000, 1999 and 1998 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                                 FOR THE YEAR
                                                       ---------------------------------
                                                         2000        1999        1998
                                                       ---------   ---------   ---------
Expected dividend yield..............................        2.7%        2.0%        2.0%
Expected stock price volatility......................       29.7%       29.4%       28.7%
Risk-free interest rate..............................        5.1%        6.8%        4.8%
Expected life of options.............................  8.0 years   8.0 years   7.0 years

     Assuming that the company had accounted for its employee stock options using the fair value method and amortized such to expense over the options vesting period, pro forma net income and diluted earnings per share would have been $189 million and $3.71 per diluted share in 2000; $96 million and $1.73 per diluted share in 1999; and $62 million and $1.10 per diluted share in 1998. The pro forma disclosures may not be indicative of future amounts due to changes in subjective input assumptions and because the options vest over several years with additional future option grants expected.

                      TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTE 7 -- EARNINGS PER SHARE

     Numerators and denominators used in computing earnings per share are as follows:

                                                                  FOR THE YEAR
                                                              ---------------------
                                                              2000    1999    1998
                                                              -----   -----   -----
                                                                  (IN MILLIONS)
Numerators for basic and diluted earnings per share:
  Income from continuing operations.........................  $ 195   $ 191   $  88
  Discontinued operation....................................            (92)    (21)
  Effect of accounting change...............................     --      --      (3)
                                                              -----   -----   -----
          Net income........................................  $ 195   $  99   $  64
                                                              =====   =====   =====
Denominator for basic earnings per share:
  Weighted average shares outstanding.......................   50.9    55.6    55.8
  Dilutive effect of stock options..........................     --      .2      .1
                                                              -----   -----   -----
  Denominator for diluted earnings per share................   50.9    55.8    55.9
                                                              =====   =====   =====

NOTE 8 -- ACCUMULATED OTHER COMPREHENSIVE INCOME

     The components of other comprehensive income are as follows:

                                                                    UNREALIZED
                                                     CURRENCY        GAINS ON        MINIMUM
                                                    TRANSLATION    AVAILABLE-FOR     PENSION
                                                    ADJUSTMENTS   SALE SECURITIES   LIABILITY   TOTAL
                                                    -----------   ---------------   ---------   -----
                                                                      (IN MILLIONS)
Balance at year end 1998..........................     $(17)           $  2            $(2)     $(17)
  Unrealized gains on available-for-sale
     securities...................................       --             (22)            --       (22)
  Deferred taxes relating to unrealized gains on
     available-for-sale securities................       --               7             --         7
  Foreign currency translation adjustments........        1              --             --         1
                                                       ----            ----            ---      ----
Balance at year-end 1999..........................      (16)            (13)            (2)      (31)
  Unrealized gains available-for-sale
     securities...................................       --              36             --        36
  Deferred taxes relating to unrealized gains on
     available-for-sale securities................       --             (13)            --       (13)
  Minimum pension liability.......................       --              --             (3)       (3)
  Deferred taxes relating to minimum pension
     liability....................................       --              --              1         1
  Deferred taxes relating to foreign currency
     translation adjustment.......................        2              --             --         2
                                                       ----            ----            ---      ----
Balance at year-end 2000..........................     $(14)           $ 10            $(4)     $ (8)
                                                       ====            ====            ===      ====

NOTE 9 -- CONTINGENCIES

     There are pending against the company and its subsidiaries lawsuits, claims and environmental matters arising in the regular course of business.

     In the opinion of management, recoveries and claims, if any, by plaintiffs or claimants resulting from the foregoing litigation will not have a material adverse effect on its operations or the financial position of the company.

                      TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTE 10 -- SEGMENT INFORMATION

     The company has three reportable segments: paper, building products and financial services. The paper segment manufactures containerboard and corrugated packaging. The building products segment manufactures a variety of building materials and manages the company's timber resources. The financial services segment operates a savings bank and engages in mortgage banking, real estate and insurance brokerage activities. All prior periods have been restated to reflect the discontinued operations of the bleached paperboard operation.

     These segments are managed as separate business units. The company evaluates performance based on operating income before special charges, corporate expenses and income taxes. Parent company interest expense is not allocated to the business segments. The accounting policies of the segments are the same as those described in the accounting policy notes to the financial statements. Corporate and other includes corporate expenses, special charges and discontinued operations.

                                                                            CORPORATE
                                                    BUILDING   FINANCIAL    AND OTHER
                                           PAPER    PRODUCTS   SERVICES    ELIMINATIONS    TOTAL
                                           ------   --------   ---------   ------------   -------
                                                               (IN MILLIONS)
For the year or at year-end 2000:
  Revenues from external customers.......  $2,089    $  828     $ 1,369        $ --       $ 4,286
  Depreciation, depletion and
     amortization........................     131        63          24           7           225
  Operating income.......................     205        68         189         (48)(a)       414
  Financial Services net interest
     income..............................      --        --         389          --           389
  Total assets...........................   1,589     1,199      15,324          30        18,142
  Investment in equity method
     investees...........................       4        33          27          --            64
  Capital expenditures...................     115        87          34          21           257
                                           ------------------------------------------------------
For the year or at year-end 1999:
  Revenues from external customers.......  $1,869    $  823     $ 1,116        $ --       $ 3,808
  Depreciation, depletion and
     amortization........................     138        59          22           6           225
  Operating income.......................     103       174         138         (30)          385
  Financial Services net interest
     income..............................      --        --         299          --           299
  Total assets...........................   1,676     1,090      13,321          99        16,186
  Investment in equity method
     investees...........................       8        27          14          --            49
  Capital expenditures...................      80        92          26           6           204
                                           ------------------------------------------------------
For the year or at year-end 1998:
  Revenues from external customers.......  $1,707    $  660     $ 1,036        $ --       $ 3,403
  Depreciation, depletion and
     amortization........................     138        53          18           4           213
  Operating income.......................      39       112         154         (75)(b)       230
  Financial Services net interest
     income..............................      --        --         244          --           244
  Total assets...........................   1,728     1,043      12,376         721(c)     15,868
  Investment in equity method
     investees...........................       8        29           3          --            40
  Capital expenditures...................      79        73          39           5           196
                                           ------------------------------------------------------

---------------

(a) Includes a special charge of $15 million applicable to the building products segment.

(b) Includes a special charge of $47 million of which $37 million applies to the paper segment and $10 million applies to the building products segment.

(c)  Includes net assets of discontinued operations.

                      TEMPLE-INLAND INC. AND SUBSIDIARIES

     The following table includes revenues and property and equipment based on the location of the operation:

                             GEOGRAPHIC INFORMATION

                                                                   FOR THE YEAR
                                                             ------------------------
                                                              2000     1999     1998
                                                             ------   ------   ------
                                                                  (IN MILLIONS)
Revenues from external customers
  United States............................................  $4,122   $3,672   $3,286
  Canada...................................................      33       27        4
  Mexico...................................................     106       82       68
  South America............................................      25       27       45
                                                             ------   ------   ------
          Total............................................  $4,286   $3,808   $3,403
                                                             ======   ======   ======

                                                                   AT YEAR END
                                                             ------------------------
                                                              2000     1999     1998
                                                             ------   ------   ------
Property and Equipment
  United States............................................  $2,069   $2,090   $2,115
  Canada...................................................      63       61       56
  Mexico...................................................      34       28       27
  South America............................................      18       18       40
                                                             ------   ------   ------
          Total............................................  $2,184   $2,197   $2,238
                                                             ======   ======   ======

NOTE 11 -- SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     Selected quarterly financial results for the years 2000 and 1999 are summarized below. Quarterly financial results have been restated to reflect the reclassification of shipping and handling costs.

                                                                     2000
                                                    --------------------------------------
                                                     FIRST    SECOND     THIRD     FOURTH
                                                    QUARTER   QUARTER   QUARTER    QUARTER
                                                    -------   -------   -------    -------
                                                    (IN MILLIONS EXCEPT PER SHARE AMOUNTS)
Total revenues....................................  $1,066    $1,096    $1,081     $1,043
Manufacturing net revenues........................     757       753       734        673
Manufacturing gross profit........................     148       140       107         81
Financial Services operating income before
  taxes...........................................      35        48        50         56
Income from continuing operations.................      55        62        43(a)      35
Net income........................................      55        62        43(a)      35
Earnings per Share:
  Basic:
     Income from continuing operations............  $ 1.04    $ 1.20    $  .87     $  .72
     Net income...................................    1.04      1.20       .87        .72
  Diluted:
     Income from continuing operations............  $ 1.04    $ 1.20    $  .87     $  .72
     Net income...................................    1.04      1.20       .87        .72

---------------

(a) Includes a $15 million special charge related to the discontinued fiber-cement operation.

                      TEMPLE-INLAND INC. AND SUBSIDIARIES

                                                                       1999
                                                     -----------------------------------------
                                                      FIRST      SECOND     THIRD      FOURTH
                                                     QUARTER    QUARTER    QUARTER    QUARTER
                                                     --------   --------   --------   --------
                                                      (IN MILLIONS EXCEPT PER SHARE AMOUNTS)
Total revenues.....................................   $ 880      $ 937      $  988     $1,003
Manufacturing net revenues.........................     622        675         701        694
Manufacturing gross profit.........................     101        128         143        140
Financial Services operating income before taxes...      27         34          41         36

Income from continuing operations..................   $  26      $  48      $   60     $   57
Discontinued operations............................      (7)        (7)        (80)         2
                                                      -----      -----      ------     ------
Net income.........................................   $  19      $  41      $  (20)    $   59
                                                      =====      =====      ======     ======
Earnings per Share:
  Basic:
     Income from continuing operations.............   $ .47      $ .88      $ 1.07     $ 1.03
     Discontinued operations.......................    (.13)      (.14)      (1.43)       .04
                                                      -----      -----      ------     ------
     Net income....................................   $ .34      $ .74      $ (.36)    $ 1.07
                                                      =====      =====      ======     ======
  Diluted:
     Income from continuing operations.............   $ .46      $ .87      $ 1.07     $ 1.03
     Discontinued operations.......................    (.13)      (.13)      (1.43)       .04
                                                      -----      -----      ------     ------
     Net income....................................   $ .33      $ .74      $ (.36)    $ 1.07
                                                      =====      =====      ======     ======

                  MANAGEMENT'S REPORT ON FINANCIAL STATEMENTS

     Management has prepared and is responsible for the company's financial statements, including the notes thereto. They have been prepared in accordance with generally accepted accounting principles and necessarily include amounts based on judgments and estimates by management. All financial information in this annual report is consistent with that in the financial statements.

     The company maintains internal accounting control systems and related policies and procedures designed to provide reasonable assurance that assets are safeguarded, that transactions are executed in accordance with management's authorization and properly recorded, and that accounting records may be relied upon for the preparation of financial statements and other financial information. The design, monitoring and revision of internal accounting control systems involve, among other things, management's judgment with respect to the relative cost and expected benefits of specific control measures. The company also maintains an internal auditing function that evaluates and formally reports on the adequacy and effectiveness of internal accounting controls, policies and procedures.

     The company's financial statements have been examined by Ernst & Young LLP, independent auditors, who have expressed their opinion with respect to the fairness of the presentation of the statements.

     The Audit Committee of the Board of Directors, composed solely of outside directors, meets with the independent auditors and internal auditors to evaluate the effectiveness of the work performed by them in discharging their respective responsibilities and to assure their independent and free access to the committee.

Kenneth M. Jastrow, II
Chairman and
Chief Executive Officer

Louis R. Brill
Vice President,
Chief Accounting Officer

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Temple-Inland Inc.:

     We have audited the accompanying consolidated balance sheets of Temple-Inland Inc. and subsidiaries as of December 30, 2000 and January 1, 2000, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 30, 2000. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Temple-Inland Inc. and subsidiaries at December 30, 2000 and January 1, 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 30, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP

Austin, Texas
January 31, 2001

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company has had no changes in or disagreements with its independent auditors to report under this item.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated herein by reference from the Company's definitive proxy statement, involving the election of directors, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K (the "Definitive Proxy Statement"). Information required by this item concerning executive officers is included in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from the Company's Definitive Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference from the Company's Definitive Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference from the Company's Definitive Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) Documents Filed as Part of Report.

  1. FINANCIAL STATEMENTS

     The financial statements of the Company and its consolidated subsidiaries are included in Part II, Item 8 of this Annual Report on Form 10-K.

  2. FINANCIAL STATEMENT SCHEDULE

     The following Financial Statement Schedule of the Company required by Regulation S-X and excluded from the Annual Report to Shareholders for the year ended December 30, 2000, is filed herewith at the page indicated.

                                                                 PAGE
                            ITEM                                NUMBER
                            ----                                ------
Temple-Inland Inc. and Subsidiaries
  Schedule II -- Valuation and Qualifying Accounts..........         84

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are inapplicable and, therefore, have been omitted.

     3. EXHIBITS

        EXHIBIT
         NUMBER                                      EXHIBIT
        -------                                      -------
         3.01              -- Certificate of Incorporation of the Company(1), as
                              amended effective May 4, 1987(2), as amended effective
                              May 4, 1990(3)
         3.02              -- By-laws of the Company as amended and restated May 3,
                              1991(17)
         4.01              -- Form of Specimen Common Stock Certificate of the
                              Company(4)
         4.02              -- Indenture dated as of September 1, 1986, between the
                              Registrant and Chemical Bank, as Trustee(5), as amended
                              by First Supplemental Indenture dated as of April 15,
                              1988, as amended by Second Supplemental Indenture dated
                              as of December 27, 1990(11), and as amended by Third
                              Supplemental Indenture dated as of May 9, 1991(12)
         4.03              -- Form of Specimen Medium-Term Note of the Company(5)
         4.04              -- Form of Fixed-rate Medium Term Note, Series B, of the
                              Company(11)
         4.05              -- Form of Floating-rate Medium Term Note, Series B, of the
                              Company(11)
         4.06              -- Form of 9% Note due May 1, 2001, of the Company(14)
         4.07              -- Form of Fixed-rate Medium Term Note, Series D, of the
                              Company(13)
         4.08              -- Form of Floating-rate Medium Term Note, Series D, of the
                              Company(13)
         4.09              -- Certificate of Designation, Preferences and Rights of
                              Series A Junior Participating Preferred Stock, dated
                              February 16, 1989(6)
         4.10              -- Rights Agreement, dated February 20, 1999, between the
                              Company and First Chicago Trust Company of New York, as
                              Rights Agent(7)
         4.11              -- Form of 7.25% Note due September 15, 2004, of the
                              Company(15)
         4.12              -- Form of 8.25% Debenture due September 15, 2022, of the
                              Company(15)
         4.13              -- Form of Fixed-rate Medium Term Note, Series F, of the
                              Company(22)
         4.14              -- Form of Floating-rate Medium Term Note, Series F, of the
                              Company(22)
        10.01*             -- Temple-Inland Inc. Incentive Stock Plan(1), as amended
                              May 6, 1988(8), as amended February 7, 1992(17)
        10.02*             -- Form of Incentive Shares Agreement(9)
        10.03              -- Assistance Agreement dated September 30, 1988, among the
                              Federal Savings and Loan Insurance Corporation; Guaranty
                              Federal Savings Bank, Dallas, Texas; Guaranty Holdings
                              Inc. I; Guaranty Holdings Inc. II; Temple-Inland Inc.;
                              Mason Best Company; and Trammell Crow Ventures 3,
                              Ltd.(10)
        10.04*             -- Temple-Inland Inc. 1993 Stock Option Plan(16)
        10.05*             -- Temple-Inland Inc. 1993 Restricted Stock Plan(16)
        10.06              -- Stock Purchase Agreement and Agreement and Plan of
                              Reorganization by and among Guaranty, Guaranty Holdings
                              Inc. I ("GHI"), Lone Star Technologies, Inc. ("LST"), and
                              LSST Financial Services Corporation ("LSST Financial"),
                              dated as of February 16, 1993(18)
        10.07              -- First Amendment to Stock Purchase agreement and Agreement and Plan of Reorganization by and among Guaranty, GHI,
                              LST and LSST Financial, dated as of April 2, 1993(18)
        10.08              -- Second Amendment to Stock Purchase Agreement and
                              Agreement and Plan of Reorganization by and among
                              Guaranty, GHI, LST and LSST Financial, dated as of August
                              31, 1993(18)

        EXHIBIT
         NUMBER                                      EXHIBIT
        -------                                      -------
        10.09              -- Third Amendment to Stock Purchase Agreement and Agreement
                              and Plan of Reorganization by and among Guaranty, GHI,
                              LST and LSST Financial, dated as of September 30,
                              1993(18)
        10.10              -- Holdback Escrow Agreement by and among LST, Guaranty, and
                              Bank One, Texas, N.A. dated as of November 12, 1993(18)
        10.11              -- Termination Agreement by and among Federal Deposit
                              Insurance Corporation, as Manager of the FSLIC Resolution
                              Fund, Guaranty Federal Bank, F.S.B., Guaranty Holdings
                              Inc. I, and Temple-Inland Inc., dated as of October 31,
                              1995(19)
        10.12              -- GFB Tax Agreement by and among Federal Deposit Insurance
                              Corporation, as Manager of the FSLIC Resolution Fund,
                              Guaranty Federal Bank, F.S.B., Guaranty Holdings Inc. I,
                              and Temple-Inland Inc., dated as of October 31, 1995(19)
        10.13              -- Termination Agreement by and among Federal Deposit
                              Insurance Corporation, as Manager of the FSLIC Resolution
                              Fund, Guaranty Federal Bank, F.S.B., the surviving
                              institution resulting from the merger of American Federal
                              Bank, F.S.B. with and into Guaranty, which subsequently
                              became the successor-in-interest to LSST Financial
                              Services Corporation, Guaranty Holdings Inc. I, and
                              Temple-Inland Inc., dated as of October 31, 1995(19)
        10.14              -- AFB Tax Agreement by and among Federal Deposit Insurance
                              Corporation, as Manager of the FSLIC Resolution Fund,
                              Guaranty Federal Bank, F.S.B., the surviving institution
                              resulting from the merger of American Federal Bank,
                              F.S.B. with and into Guaranty, which subsequently became
                              the successor-in-interest to LSST Financial Services
                              Corporation, Guaranty Holdings Inc. I, and Temple-Inland
                              Inc., dated as of October 31, 1995(19)
        10.15              -- Agreement and Plan of Merger by and among Temple-Inland
                              Inc., California Financial Holding Company, Guaranty
                              Federal Bank, F.S.B., and Stockton Savings Bank, F.S.B.,
                              dated as of December 8, 1996(20)
        10.16*             -- Temple-Inland Inc. 1997 Stock Option Plan(21), as amended
                              May 7, 1999(25)
        10.17*             -- Temple-Inland Inc. 1997 Restricted Stock Plan(21)
        10.18              -- Agreement and Plan of Merger by and among Temple-Inland
                              Inc., HF Bancorp, Inc., Guaranty Federal Bank, F.S.B.,
                              and Hemet Federal Savings and Loan Association, dated as
                              of November 14, 1998(23)
        10.19              -- Asset Purchase Agreement dated October 3, 1999, by and
                              among Westvaco Corporation and Temple-Inland Forest
                              Products Corporation, Inland Eastex Extrusion Company,
                              Temple-Inland Recaustisizing Company, Temple-Inland
                              Recovery Company, Temple-Inland Stores Company(24)
        10.20*             -- Temple-Inland Inc. Stock Deferral and Payment Plan(26)
        10.21*             -- Employment Agreement dated July 1, 2000, between Inland
                              Paperboard and Packaging, Inc. and Dale E. Stahl(27)
        10.22*             -- Change in Control Agreement dated October 2, 2000,
                              between the Company and Kenneth M. Jastrow, II(27)
        10.23*             -- Change in Control Agreement dated October 2, 2000,
                              between the Company and William B. Howes(27)
        10.24*             -- Change in Control Agreement dated October 2, 2000,
                              between the Company and Harold C. Maxwell(27)

        EXHIBIT
         NUMBER                                      EXHIBIT
        -------                                      -------
        10.25*             -- Change in Control Agreement dated October 2, 2000,
                              between the Company and Bart J. Doney(27)
        10.26*             -- Change in Control Agreement dated October 2, 2000,
                              between the Company and Kenneth R. Dubuque(27)
        10.27*             -- Change in Control Agreement dated October 2, 2000,
                              between the Company and James C. Foxworthy(27)
        10.28*             -- Change in Control Agreement dated October 2, 2000,
                              between the Company and Dale E. Stahl(27)
        10.29*             -- Change in Control Agreement dated October 2, 2000,
                              between the Company and Jack C. Sweeny(27)
        10.30*             -- Change in Control Agreement dated October 2, 2000,
                              between the Company and M. Richard Warner(27)
        10.31*             -- Change in Control Agreement dated October 2, 2000,
                              between the Company and Randall D. Levy(27)
        10.32*             -- Change in Control Agreement dated October 2, 2000,
                              between the Company and Louis R. Brill(27)
        10.33*             -- Change in Control Agreement dated October 2, 2000,
                              between the Company and Scott Smith(27)
        10.34*             -- Change in Control Agreement dated October 2, 2000,
                              between the Company and Doyle R. Simons(27)
        10.35*             -- Change in Control Agreement dated October 2, 2000,
                              between the Company and David W. Turpin(27)
        10.36*             -- Change in Control Agreement dated October 2, 2000,
                              between the Company and Leslie K. O'Neal(27)
           21              -- Subsidiaries of the Company(27)
           23              -- Consent of Ernst & Young LLP(27)

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

 (7) Incorporated by reference to the Company's Registration Statement on Form 8A filed with the Commission on February 19, 1999.

 (8) Incorporated by reference to the Company's Definitive Proxy Statement filed with the Commission on March 18, 1988.

 (9) Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1983.

(10) Incorporated by reference to the Company's Form 8-K filed with the Commission on October 14, 1988.

(11) Incorporated by reference to the Company's Form 8-K filed with the Commission on December 27, 1990.

(12) Incorporated by reference to Registration Statement No. 33-40003 on Form S-3 filed by the Company with the Commission.

(13) Incorporated by reference to Registration Statement No. 33-43978 on Form S-3 filed by the Company with the Commission.

(14) Incorporated by reference to the Company's Form 8-K filed with the Commission on May 2, 1991.

(15) Incorporated by reference to Registration Statement No. 33-50880 on Form S-3 filed by the Company with the Commission.

(16) Incorporated by reference to the Company's Definitive Proxy Statement in connection with the Annual Meeting of Shareholders held May 6, 1994, and filed with the Commission on March 21, 1994.

(17) Incorporated by reference to the Company's Form 10-K for the year ended January 2, 1993.

(18) Incorporated by reference to the Company's Form 8-K filed with the Commission on November 24, 1993.

(19) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

(20) Incorporated by reference to Registration Statement on Form S-4 (No. 333-21937) filed by the Company with the Commission.

(21) Incorporated by reference to the Company's Definitive Proxy Statement in connection with the Annual Meeting of Shareholders held May 2, 1997, and filed with the Commission on March 17, 1997.

(22) Incorporated by reference to the Company's Form 8-K filed with the Commission on June 2, 1998.

(23) Incorporated by reference to Registration Statement on Form S-4 (No. 333-71699) filed by the Company with the Commission.

(24) Incorporated by reference to the Company's Form 8-K filed with the Commission on October 6, 1999.

(25) Incorporated by reference to the Company's Definitive Proxy Statement in connection with the Annual Meeting of Shareholders held May 7, 1999, and filed with the Commission on March 26, 1999.

(26) Incorporated by reference to Registration Statement on Form S-8 (No. 333-33702) filed by the Company with the Commission.

(27) Filed herewith.

  (b) Reports on Form 8-K.

     The Company did not file any Current Reports on Form 8-K during the fourth quarter of the fiscal year ended December 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned thereunto authorized, on March 2, 2001.

                                            TEMPLE-INLAND INC.
                                            (Registrant)

                                            By: /s/ KENNETH M. JASTROW, III
                                              ----------------------------------
                                                    Kenneth M. Jastrow, II
                                                  Chairman of the Board and
                                                   Chief Executive Officer

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

                      SIGNATURE                                   CAPACITY                   DATE
                      ---------                                   --------                   ----

             /s/ KENNETH M. JASTROW, II                Director, Chairman of the        March 2, 2001
-----------------------------------------------------    Board, and Chief Executive
               Kenneth M. Jastrow, II                    Officer

                 /s/ RANDALL D. LEVY                   Chief Financial Officer          March 2, 2001
-----------------------------------------------------
                   Randall D. Levy

                 /s/ LOUIS R. BRILL                    Vice President, Chief            March 2, 2001
-----------------------------------------------------    Accounting Officer
                   Louis R. Brill

                  /s/ ROBERT CIZIK                     Director                         March 2, 2001
-----------------------------------------------------
                    Robert Cizik

                /s/ ANTHONY M. FRANK                   Director                         March 2, 2001
-----------------------------------------------------
                  Anthony M. Frank

                /s/ JAMES T. HACKETT                   Director                         March 2, 2001
-----------------------------------------------------
                  James T. Hackett

                /s/ WILLIAM B. HOWES                   Director                         March 2, 2001
-----------------------------------------------------
                  William B. Howes

                 /s/ BOBBY R. INMAN                    Director                         March 2, 2001
-----------------------------------------------------
                   Bobby R. Inman

                /s/ JAMES A. JOHNSON                   Director                         March 2, 2001
-----------------------------------------------------
                  James A. Johnson

                      SIGNATURE                                   CAPACITY                   DATE
                      ---------                                   --------                   ----


                  /s/ W. ALLEN REED                    Director                         March 2, 2001
-----------------------------------------------------
                    W. Allen Reed

               /s/ HERBERT A. SKLENAR                  Director                         March 2, 2001
-----------------------------------------------------
                 Herbert A. Sklenar

                 /s/ WALTER P. STERN                   Director                         March 2, 2001
-----------------------------------------------------
                   Walter P. Stern

                /s/ ARTHUR TEMPLE III                  Director                         March 2, 2001
-----------------------------------------------------
                  Arthur Temple III

                /s/ CHARLOTTE TEMPLE                   Director                         March 2, 2001
-----------------------------------------------------
                  Charlotte Temple

                 /s/ LARRY E. TEMPLE                   Director                         March 2, 2001
-----------------------------------------------------
                   Larry E. Temple

                                                                     SCHEDULE II

                      TEMPLE-INLAND INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN MILLIONS)

                                                                          CHARGED
                                              BALANCE AT    CHARGED TO   TO OTHER                   BALANCE
                                             BEGINNING OF   COSTS AND    ACCOUNTS-   DEDUCTIONS-    AT END
                                                PERIOD       EXPENSES    DESCRIBE     DESCRIBE     OF PERIOD
                                             ------------   ----------   ---------   -----------   ---------
For the year 2000:
  Deducted from related asset accounts:
     Allowance for doubtful accounts.......      $  9          $  6         $--         $  5(a)      $ 10
     Allowance for loan losses.............       113            39           2(b)        36(a)       118
     Allowance for unrealized losses on
       available-for-sale securities.......        19            --          --           35(c)       (16)
     Allowance for mortgage servicing
       rights..............................         1            --          --            1(a)        --
                                                 ----          ----         ---         ----         ----
          Totals...........................      $142          $ 45         $ 2         $ 77         $112
                                                 ====          ====         ===         ====         ====
For the year 1999:
  Deducted from related asset accounts:
     Allowance for doubtful accounts.......      $ 10          $  5         $--         $  6(a)      $  9
     Allowance for loan losses.............        87            38          12(b)        24(a)       113
     Allowance for unrealized losses on
       available-for-sale securities.......        (3)           --          --          (22)(c)       19
     Allowance for mortgage servicing
       rights..............................        17           (16)         --           --            1
                                                 ----          ----         ---         ----         ----
          Totals...........................      $111          $ 27         $12         $  8         $142
                                                 ====          ====         ===         ====         ====
For the year 1998:
  Deducted from related asset accounts:
     Allowance for doubtful accounts.......      $  7          $  5          --         $  2(a)      $ 10
     Allowance for loan losses.............        91             1          --            5(a)        87
     Allowance for unrealized losses on
       available-for-sale securities.......         5             1          --            9(c)        (3)
     Allowance for mortgage servicing
       rights..............................        --            17          --           --           17
                                                 ----          ----         ---         ----         ----
          Totals...........................      $103          $ 24         $--         $ 16         $111
                                                 ====          ====         ===         ====         ====

---------------

(a)  Uncollectible accounts written off, net of recoveries.

(b) Additions related to acquisitions and bulk purchases of loans, net of adjustments.

(c)  Net increase (decrease) in market value of available-for-sale securities.

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                      EXHIBIT                             PAGE NO.
        -------                                      -------                             --------
        10.21*             -- Employment Agreement dated July 1, 2000, between Inland
                              Paperboard and Packaging, Inc. and Dale E. Stahl
        10.22*             -- Change in Control Agreement dated October 2, 2000,
                              between the Company and Kenneth M. Jastrow, II
        10.23*             -- Change in Control Agreement dated October 2, 2000,
                              between the Company and William B. Howes
        10.24*             -- Change in Control Agreement dated October 2, 2000,
                              between the Company and Harold C. Maxwell
        10.25*             -- Change in Control Agreement dated October 2, 2000,
                              between the Company and Bart J. Doney
        10.26*             -- Change in Control Agreement dated October 2, 2000,
                              between the Company and Kenneth R. Dubuque
        10.27*             -- Change in Control Agreement dated October 2, 2000,
                              between the Company and James C. Foxworthy
        10.28*             -- Change in Control Agreement dated October 2, 2000,
                              between the Company and Dale E. Stahl
        10.29*             -- Change in Control Agreement dated October 2, 2000,
                              between the Company and Jack C. Sweeny
        10.30*             -- Change in Control Agreement dated October 2, 2000,
                              between the Company and M. Richard Warner
        10.31*             -- Change in Control Agreement dated October 2, 2000,
                              between the Company and Randall D. Levy
        10.32*             -- Change in Control Agreement dated October 2, 2000,
                              between the Company and Louis R. Brill
        10.33*             -- Change in Control Agreement dated October 2, 2000,
                              between the Company and Scott Smith
        10.34*             -- Change in Control Agreement dated October 2, 2000,
                              between the Company and Doyle R. Simons
        10.35*             -- Change in Control Agreement dated October 2, 2000,
                              between the Company and David W. Turpin
        10.36*             -- Change in Control Agreement dated October 2, 2000,
                              between the Company and Leslie K. O'Neal
           21              -- Subsidiaries of the Company
           23              -- Consent of Ernst & Young LLP

---------------

  *  Management contract or compensatory plan or arrangement.