Form 10-Q
period 2001-03-31
TEMPLE INLAND INC
filed 2001-05-15
CIK 731939

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                         FORM 10-Q

(Mark One)

[x]   Quarterly Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934 for the Quarterly Period
      Ended     March 31, 2001

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

     1300 South MoPac Expressway, Austin, Texas 78746
    (Address of principal executive offices)      (Zip Code)

                         (512) 434-8000
      (Registrant's telephone number, including area code)

          303 South Temple Drive, Diboll, Texas 75941
      (Former name, former address and former fiscal year,
                 if changed since last report.)

     Indicate whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for
the past 90 days.   Yes  X              No

     Indicate the number of shares outstanding of each of the
issuer's classes of common stock, as of the latest practicable date:
                              Number of common shares outstanding
          Class                       as of March 31, 2001
     Common Stock (par
     value $1.00 per share)               49,259,781

      The Exhibit Index appears on page 30 of this report.

                 PART I.  FINANCIAL INFORMATION
                  ITEM 1.  FINANCIAL STATEMENTS

SUMMARIZED STATEMENTS OF INCOME
PARENT COMPANY (TEMPLE-INLAND INC.)
Unaudited

                                                First Quarter
                                              2001       2000
                                                (in millions)

NET REVENUES                             $     681  $     758

COSTS AND EXPENSES
  Cost of sales                                612        609
  Selling and administrative                    65         68
                                             -----      -----
                                               677        677
                                             -----      -----
                                                 4         81
FINANCIAL SERVICES EARNINGS                     45         35
                                             -----      -----
OPERATING INCOME                                49        116
  Interest expense                             (28)       (25)
                                             -----      -----
INCOME BEFORE TAXES                             21         91
  Income taxes                                  (9)       (36)
                                             -----      -----
INCOME BEFORE ACCOUNTING CHANGE                 12         55
  Effect of accounting change                   (2)         -
                                             -----      -----
NET INCOME                               $      10  $      55
                                             =====      =====



See notes to consolidated financial statements.

SUMMARIZED BALANCE SHEETS
PARENT COMPANY (TEMPLE-INLAND INC.)
Unaudited
                                             First        Year
                                            Quarter       End
                                               2001       2000
                                                 (in millions)

ASSETS
Current Assets
  Cash                                       $    1     $    2
  Receivables, net of allowances of $11
    in 2001 and $10 in 2000                     349        320
  Inventories:
    Work in process and finished goods          131         61
    Raw materials                               116        192
                                              -----      -----
                                                247        253
  Prepaid expenses                               24         25
                                              -----      -----
      Total current assets                      621        600
                                              -----      -----
Investment in Temple-Inland Financial
  Services                                    1,136      1,093


Property and Equipment
  Property and Equipment                      3,396      3,346
  Less allowances for depreciation           (1,856)    (1,822)
                                              -----      -----
                                              1,540      1,524

  Timber and timberlands - less depletion       498        503
                                              -----      -----
      Total property and equipment            2,038      2,027
Other Assets                                    232        227
                                              -----      -----
      Total Assets                         $  4,027   $  3,947
                                              =====      =====

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current Liabilities
  Accounts payable                         $    115   $    112
  Other current liabilities                     160        191
                                              -----      -----
     Total current liabilities                  275        303
Long-Term Debt                                1,466      1,381
Other Long-Term liabilities                     442        430
Shareholders' Equity                          1,844      1,833
                                              -----      -----
    Total Liabilities and Shareholders'
      Equity                              $   4,027   $  3,947
                                              =====      =====




See notes to consolidated financial statements.

SUMMARIZED STATEMENTS OF CASH FLOW
PARENT COMPANY (TEMPLE-INLAND INC.)
Unaudited


                                                   First Quarter
                                                  2001      2000
                                                   (in millions)

CASH PROVIDED BY (USED FOR) OPERATIONS
  Net income                                  $     10  $     55
  Adjustments:
    Cumulative effect of accounting change           2         -
    Depreciation and depletion                      44        50
    Unremitted earnings from financial
      services                                     (42)      (28)
    Dividends from financial services               15         -
    Working capital changes                        (52)      (82)
    Other                                           17        32
                                                 -----     -----
                                                    (6)       27
                                                 -----     -----

CASH PROVIDED BY (USED FOR) INVESTMENTS
  Capital expenditures for property and
    equipment                                      (61)      (54)
  Capital contributions to financial
    services                                         -       (10)
  Other                                             (4)       (3)
                                                 -----     -----
                                                   (65)      (67)
                                                 -----     -----

CASH PROVIDED BY (USED FOR) FINANCING
  Additions to debt                                 85       108
  Purchase of stock for treasury                     -      (102)
  Cash dividends paid to shareholders              (16)      (17)
  Other                                              1         1
                                                 -----     -----
                                                    70       (10)
                                                 -----     -----
Net decrease in cash                                (1)      (50)
Cash at beginning of period                          2        51
                                                 -----     -----
Cash at end of period                         $      1  $      1
                                                 =====     =====






See notes to consolidated financial statements.

SUMMARIZED STATEMENTS OF INCOME
FINANCIAL SERVICES GROUP
Unaudited

                                                 First Quarter
                                                2001     2000
                                                 (in millions)
INTEREST INCOME
  Loans receivable and mortgage loans
    held for sale                             $  233   $   202
  Securities and other                            57        45
                                               -----     -----
    Total interest income                        290       247
INTEREST EXPENSE
  Deposits                                       124       109
  Borrowed funds                                  59        48
                                               -----     -----
    Total interest expense                       183       157
                                               -----     -----
NET INTEREST INCOME                              107        90
  Provision for loan losses                      (17)      (15)
                                               -----     -----
NET INTEREST INCOME AFTER PROVISION FOR LOAN
  LOSSES                                          90        75
                                               -----     -----
NONINTEREST INCOME                                82        62
NONINTEREST EXPENSE
  Compensation and benefits                       49        39
  Other                                           72        59
                                               -----     -----
    Total noninterest expense                    121        98
                                               -----     -----
INCOME BEFORE MINORITY INTEREST AND TAXES         51        39
  Minority interest in income of consolidated
    subsidiaries                                  (6)       (4)
                                               -----     -----
INCOME BEFORE TAXES                               45        35
  Income taxes                                    (3)       (7)
                                               -----     -----
INCOME BEFORE ACCOUNTING CHANGE                   42        28
  Effect of accounting change                     (1)        -
                                               -----     -----
NET INCOME                                    $   41   $    28
                                               =====     =====






See notes to consolidated financial statements.

SUMMARIZED BALANCE SHEETS
FINANCIAL SERVICES GROUP
Unaudited


                                          First
                                         Quarter        Year End
                                           2001          2000
                                              (in millions)


ASSETS
Cash and cash equivalents              $     376   $       320
Mortgage loans held for sale                 547           232
Loans receivable, net of allowance for
  losses of $136 in 2001 and $118 in
  2000                                    10,533        10,411
Securities available-for-sale              3,233         2,415
Securities held-to-maturity                    -           864
Other assets                                 990         1,082
                                         -------       -------
  TOTAL ASSETS                         $  15,679   $    15,324
                                         =======       =======


LIABILITIES
Deposits                               $   9,429   $     9,828
Securities sold under repurchase
  agreements                                 353           595
Federal Home Loan Bank advances            3,663         2,869
Other borrowings                             217           210
Other liabilities                            575           423
Stock issued by subsidiaries                 306           306
                                         -------       -------
  TOTAL LIABILITIES                       14,543        14,231
                                         -------       -------
SHAREHOLDER'S EQUITY                       1,136         1,093
                                         -------       -------
  TOTAL LIABILITIES AND SHAREHOLDER'S
    EQUITY                             $  15,679   $    15,324
                                         =======       =======











See notes to consolidated financial statements.

SUMMARIZED STATEMENTS OF CASH FLOWS
FINANCIAL SERVICES GROUP
Unaudited


                                                        First Quarter
                                                       2001      2000
                                                        (in millions)

CASH PROVIDED BY (USED FOR) OPERATIONS
  Net income                                      $      41  $     28
  Adjustments:
    Cumulative effect of accounting change                1         -
    Amortization, depreciation and accretion             18        16
    Mortgage loans held for sale                      (315)       109
    Collections and remittances on loans
       serviced for others, net                         129        (6)
    Other                                              (11)        26
                                                     -----      -----
                                                      (137)       173
                                                     -----      -----

CASH PROVIDED BY (USED FOR) INVESTMENTS
  Maturities and redemptions of securities              149       132
  Purchases of securities available-for-sale            (35)     (736)
  Loans originated or acquired, net of
    principal collected                                (493)     (599)
  Capital expenditures for property and
    equipment                                            (6)       (7)
  Acquisitions, net of cash acquired                      -       (19)
  Sales of loans                                        328        47
  Proceeds from sale of servicing rights                 43         -
  Other                                                  29         2
                                                      -----     -----
                                                         15    (1,180)
                                                      -----     -----

CASH PROVIDED BY (USED FOR) FINANCING
  Net increase (decrease) in deposits                  (367)      315
  Securities sold under repurchase agreements
    and short-term borrowings, net                      557       786
  Additions to debt                                      12         9
  Payments of debt                                       (9)     (131)
  Capital contributions from Parent Company               -        10
  Dividends paid to Parent Company                      (15)        -
  Other                                                   -        12
                                                      -----     -----
                                                        178     1,001
                                                      -----     -----
Net increase (decrease) in cash and cash
  equivalents                                            56        (6)
Cash and cash equivalents at beginning of period        320       233
                                                      -----     -----
Cash and cash equivalents at end of period        $     376  $    227
                                                      =====     =====




See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
TEMPLE-INLAND INC. AND
SUBSIDIARIES
Unaudited

                                           First Quarter
                                         2001       2000
                                           (in millions,
                                         except per share
                                              amounts)
REVENUES
  Manufacturing                       $   681   $    758
  Financial Services                      372        309
                                        -----      -----
                                        1,053      1,067
                                        -----      -----

COSTS AND EXPENSES
  Manufacturing                           677        677
  Financial Services                      327        274
                                        -----      -----
                                        1,004        951
                                        -----      -----
OPERATING INCOME                           49        116
  Parent Company interest                 (28)       (25)
                                        -----      -----
INCOME BEFORE TAXES                        21         91
  Income taxes                             (9)       (36)
                                        -----      -----
INCOME BEFORE ACCOUNTING CHANGE            12         55
  Effect of accounting change              (2)         -
                                        -----      -----
NET INCOME                            $    10   $     55
                                        =====      =====

EARNINGS PER SHARE
  Basic:
    Income before accounting change   $  0.24   $   1.04
    Effect of accounting change         (0.04)         -
                                        -----      -----
    Net income                        $  0.20   $   1.04
                                        =====      =====
  Diluted:
    Income before accounting change   $  0.24   $   1.04
    Effect of accounting change         (0.04)         -
                                        -----      -----
    Net income                        $  0.20   $   1.04
                                        =====      =====

DIVIDENDS PAID PER SHARE OF COMMON
  STOCK                               $  0.32   $   0.32
                                        =====      =====






See notes to consolidated financial statements.

CONSOLIDATING BALANCE SHEETS
TEMPLE-INLAND INC. AND SUBSIDIARIES
First Quarter 2001
Unaudited


                                             Parent  Financial
                                             Company Services   Consolidated
                                                   (in millions)
ASSETS
  Cash and cash equivalents                $     1    $   376     $   377
  Mortgage loans held for sale                   -        547         547
  Loans receivable, net                          -     10,533      10,533
  Securities available-for-sale                  -      3,233       3,233
  Trade and other receivables                  349          -         335
  Inventories                                  247          -         247
  Property and equipment                     2,038        161       2,199
  Other assets                                 256        829       1,064
  Investment in Financial Services           1,136          -           -
                                            ------     ------      ------
    TOTAL ASSETS                           $ 4,027    $15,679     $18,535
                                            ======     ======      ======
LIABILITIES
  Deposits                                 $     -    $ 9,429     $ 9,429
  Securities sold under repurchase
    agreements                                   -        353         353
  Federal Home Loan Bank advances                -      3,663       3,663
  Other liabilities                            294        575         833
  Long-term debt                             1,466        217       1,683
  Deferred income taxes                        280          -         281
  Postretirement benefits                      143          -         143
  Stock issued by subsidiaries                   -        306         306
                                            ------     ------      ------
    TOTAL LIABILITIES                      $ 2,183    $14,543     $16,691
                                            ------     ------      ------

SHAREHOLDERS' EQUITY
  Preferred stock - par value $1 per share:
    authorized 25,000,000 shares; none issued                           -
  Common stock - par value $1 per share;
    authorized 200,000,000 shares; issued 61,389,552
    shares including shares held in the treasury                       61
  Additional paid-in capital                                          365
  Accumulated other comprehensive income (loss)                         6
  Retained earnings                                                 1,961
                                                                   ------
                                                                    2,393
  Cost of shares held in the treasury:
    12,129,771 shares                                                (549)
                                                                   ------
    TOTAL SHAREHOLDERS' EQUITY                                      1,844
                                                                   ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $  18,535
                                                                   ======


See the notes to the consolidated financial statements.

CONSOLIDATING BALANCE SHEETS
TEMPLE-INLAND INC. AND SUBSIDIARIES
Year End 2000


                                           Parent  Financial
                                           Company Services   Consolidated
                                                   (in millions)

ASSETS
  Cash and cash equivalents               $      2 $     320 $     322
  Mortgage loans held for sale                   -       232       232
  Loans receivable, net                          -    10,411    10,411
  Securities available-for-sale                  -     2,415     2,415
  Securities held-to-maturity                    -       864       864
  Trade and other receivables                  320         -       309
  Inventories                                  253         -       253
  Property and equipment                     2,027       157     2,184
  Other assets                                 252       925     1,152
  Investment in Financial Services           1,093         -         -
                                            ------    ------     ------
    TOTAL ASSETS                          $  3,947 $  15,324  $  18,142
                                            ======    ======     ======

LIABILITIES
  Deposits                                $      - $   9,828  $   9,828
  Federal Home Loan Bank advances                -     2,869      2,869
  Securities sold under repurchase
    agreements                                   -       595        595
  Other liabilities                            315       423        706
  Long-term debt                             1,381       210      1,591
  Deferred income taxes                        276         -        272
  Postretirement benefits                      142         -        142
  Stock issued by subsidiaries                   -       306        306
                                            ------    ------     ------
      TOTAL LIABILITIES                   $  2,114 $  14,231  $  16,309
                                            ------    ------     ------

SHAREHOLDERS' EQUITY
  Preferred stock - par value $1 per share:
    authorized 25,000,000 shares; none issued                         -
  Common stock - par value $1 per share;
    authorized 200,000,000 shares; issued 61,389,552
    shares including shares held in the treasury                     61
  Additional paid-in capital                                        365
  Accumulated other comprehensive income (loss)                      (8)
  Retained earnings                                               1,968
                                                                 ------
                                                                  2,386
  Cost of shares held in the treasury: 12,215,499
    shares                                                         (553)
                                                                 ------
    TOTAL SHAREHOLDERS' EQUITY                                    1,833
                                                                 ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $  18,142
                                                                 ======



See the notes to the consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
TEMPLE-INLAND INC. AND SUBSIDIARIES
Unaudited

                                                      First Quarter
                                                     2001      2000
                                                      (in millions)

CASH PROVIDED (USED FOR) OPERATIONS
  Net income                                    $      10  $     55
  Adjustments:
    Cumulative effect of accounting change              2         -
    Depreciation and depletion                         49        55
    Amortization of goodwill                            2         2
    Deferred taxes                                      3        14
    Amortization and accretion on financial
      instruments                                       8        10
    Mortgage loans held for sale                     (315)      109
    Working capital changes                           (52)      (82)
    Collections and remittances on loans
      serviced for others, net                        129        (6)
    Other                                               6        40
                                                    -----     -----
                                                     (158)      197
                                                    -----     -----

CASH PROVIDED BY (USED FOR) INVESTMENTS
  Capital expenditures for property and equipment     (67)      (61)
  Maturities of securities available-for-sale         149        73
  Maturities and redemptions of securities held-to-
    maturity                                            -        59
  Purchases of securities available-for-sale          (35)     (736)
  Loans originated or acquired, net of
    principal collected                              (493)     (599)
  Acquisitions, net of cash acquired                    -       (19)
  Sales of loans                                      328        47
  Proceeds from sale of servicing rights               43         -
  Other                                                25         2
                                                    -----     -----
                                                      (50)   (1,234)
                                                    -----     -----

CASH PROVIDED BY (USED FOR) FINANCING
  Additions to debt                                    97       117
  Payments of debt                                     (9)     (131)
  Securities sold under repurchase agreements and
    short-term borrowings, net                        557       786
  Purchase of stock for treasury                        -      (102)
  Cash dividends paid to shareholders                 (16)      (17)
  Net increase (decrease) in deposits                (367)      315
  Other                                                 1        13
                                                    -----     -----
                                                      263       981
                                                    -----     -----
Net increase (decrease) in cash and cash
  equivalents                                          55       (56)
Cash and cash equivalents at beginning of period      322       284
                                                    -----     -----
Cash and cash equivalents at end of period      $     377  $    228
                                                    =====     =====



See the notes to the consolidated financial statements.

               TEMPLE-INLAND INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Therefore, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal accruals) considered necessary for a fair presentation have been included. Interim operating results are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the financial statements and footnotes included in, or incorporated into, the Annual Report on Form 10-K of Temple-Inland Inc. (the "Company") for the fiscal year ended December 30, 2000.

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

The Parent Company (Temple-Inland Inc.) summarized financial statements include the accounts of the company and its manufacturing subsidiaries (the parent company). The net assets invested in Temple-Inland Financial Services Group is reflected in the summarized financial statements on the equity basis. Related earnings, however, are presented before tax to be consistent with the consolidated financial statements. These financial statements should be read in conjunction with the Temple-Inland Inc. consolidated financial statements and the Temple-Inland Financial Services summarized financial statements.

All material intercompany amounts and transactions have been eliminated. Certain amounts have been reclassified to conform to current year's classifications.

NOTE B - EARNINGS PER SHARE

Denominators used in computing earnings per share are as follows:


                                                      First Quarter
                                                  2001             2000
                                                      (In millions)
Denominator for basic earnings per share -
  Weighted average common shares outstanding      49.3             52.9
Dilutive effect of stock options                     -                -
                                                 -----            -----
Denominator for diluted earnings per share        49.3             52.9
                                                 =====            =====


NOTE C - COMPREHENSIVE INCOME

Comprehensive income consists of:

                                                          First Quarter
                                                       2001         2000
                                                         (in millions)
Net income                                            $  10        $  55
Other comprehensive income, net of income taxes:
  Effect of adopting FAS No. 133 -
    Unrealized losses on held-to-maturity securities
      re-designated as available-for-sale securities    (16)           -
    Unrealized losses on derivative instruments
      classified as cash flow hedges                     (4)           -
  Unrealized gains (losses) on:
    Available-for-sale securities                        33           (4)
    Derivative instruments                                1            -
  Foreign currency translation adjustments                -            1
                                                      -----        -----
Other comprehensive income                               14           (3)
                                                      -----        -----
Comprehensive income                                  $  24        $  52
                                                      =====        =====

At first quarter-end 2001, accumulated other comprehensive income included $3 million of unrealized after-tax losses on open commodity derivative instruments classified as cash flow hedges. It is expected that $2 million of these unrealized after-tax losses will be recognized over the next 12 months as the hedged transactions are completed.

NOTE D - SEGMENT INFORMATION

The company has three reportable segments: Paper, Building
Products and Financial Services.


-------------------------------------------------------------------------
For the first quarter
or at quarter                    Building  Financial  Corporate
end 2001                Paper    Products  Services   and Other    Total
--------------         -------   --------  --------   ---------   -------
(in millions)

Revenues from
  external customers    $ 512     $  169     $  372    $     -     $1,053
Operating income(a)        21         (9)        45         (8)        49
Financial Services,
  net interest income       -          -        107          -        107
Depreciation, depletion
  and amortization (a)     28         15          7          1         51

-------------------------------------------------------------------------

For the first quarter
or at quarter
end 2000
-------------

Revenues from
  external customers     520         238       309          -       1,067
Operating income          52          37        35         (8)        116
Financial Services,
  net interest income      -           -        90          -          90
Depreciation, depletion
  and amortization        33          17         6          1          57
-------------------------------------------------------------------------

(a) Includes a $7 million reduction in depreciation expense resulting from a change in the estimated useful lives of certain production equipment, of which $5 million applies to the paper segment and $2 million applies to the building products segment.


NOTE E - CONTINGENCIES

There are pending against the company and its subsidiaries lawsuits, claims and environmental matters arising in the regular course of business. In addition, the Internal Revenue Service is currently examining the company's consolidated income tax returns for the years 1993 through 1996.

The paper group is a party to a long-term power purchase agreement with Southern California Edison (Edison). Under this agreement, the paper group sold a portion of its peak electrical generating capacity from a co-generation facility operated in connection with its Ontario mill to Edison. Edison was to pay the paper group for electricity generated and sold to Edison. During the fourth quarter 2000 and the first quarter 2001, the Ontario mill generated and delivered electricity to Edison but has not been paid. As a result of this non-payment, during April 2001, the paper group notified Edison that the long-term power purchase agreement was terminated because of Edison's material breach of the agreement. At first quarter-end 2001, $5 million is due to the paper group under this agreement.

Edison has contested the right of the paper group to terminate the power purchase agreement. The parties are currently in litigation to determine, among other matters, whether the agreement has been terminated and whether the paper group may continue to have access through the interconnection services provided by Edison.

The company does not believe that the resolution of these matters will have a material adverse effect on its consolidated operations or financial position.


NOTE F - ACQUISITIONS

During April 2001, the parent company announced that the paper group entered into a definitive agreement to acquire the corrugated packaging operations of Chesapeake Corporation for $120 million cash, subject to adjustment. These operations consist of ten corrugated container plants in seven states. It is anticipated that the acquisition will close during May 2001.


NOTE G - NEW ACCOUNTING PRONOUNCEMENTS AND CHANGES IN ESTIMATES

Derivatives

Beginning January 2001, the company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The cumulative effect of adopting this statement was to reduce first quarter 2001 net income by $2 million or $0.04 per diluted share and other comprehensive income, a component of shareholders' equity, by $4 million. As permitted by this statement, the company also changed the designation of its portfolio of held-to-maturity securities, which are carried at unamortized cost, to available-for-sale, which are carried at fair value. As a result, the $862 million carrying value of these securities was adjusted to their fair value with a corresponding after-tax reduction of $16 million in other comprehensive income.

The company uses, to a limited degree, derivative instruments to mitigate its exposure to risk, including those associated with changes in product pricing, manufacturing costs and interest rates related to borrowings and investments in securities, as well as with mortgage production activities. Changes in the fair value of derivative instruments designated as cash flow hedges are deferred and recorded in other comprehensive income. These deferred gains or losses are recognized in income when the transactions being hedged are completed. The ineffective portion of these hedges, which is not material, is recognized in income. Changes in the fair value of derivative instruments designated as fair value hedges are recognized in income, as are the changes in the fair value of the hedged item. Changes in the fair value of derivative instruments that are not designated as hedges for accounting purposes are recognized in income. The company does not use derivatives for trading purposes.

The parent company uses commodity derivative instruments principally to mitigate its exposure to changes in linerboard pricing and the cost of old corrugated containers. These instruments cover a small portion of the paper group's volumes and range in duration from a few months to three years. They are designated as cash flow hedges. The net fair values of these instruments at first quarter-end 2001 are $(5) million and are included in other long-term liabilities. The parent company also uses interest rate derivative instruments to mitigate its exposure to changes in interest rates on a portion of its borrowings. These instruments cover $50 million of commercial paper and other short-term borrowings and expire in 2008. They do not qualify as hedges. Changes in their fair value are included in interest expense. The net fair values of these instruments at first quarter-end 2001 are $(3) million and are included in other long-term liabilities.

The financial services group uses interest rate derivative instruments to mitigate its exposure to changes in interest rates associated with adjustable rate assets with lifetime caps, such as adjustable rate mortgage loans or mortgage backed securities. These instruments have notional amounts totaling $242 million and expire in 2003. They do not qualify as hedges. Changes in their fair value are included in interest income. The net fair value of these instruments at first quarter-end 2001 is not significant. Due to the current interest rate environment and maturity and notional value of these instruments, their effect on operations is not expected to be material.

The financial services group also uses forward sales commitments to mitigate its exposure to changes in interest rates between the time a mortgage loan commitment is made and the funding and sale of the loan to a third party. Those forward sales commitments matched against a portion of loans held for sale are designated as fair value hedges. Changes in their fair value are included in non-interest income. Those forward sales commitments matched against unfunded loan commitments and the related unfunded loan commitments do not qualify as hedges. Changes in their fair values are included in non-interest income. The net fair value of these instruments at first quarter-end 2001 is not significant.

Depreciation

Beginning January 2001, the parent company began computing depreciation of certain production equipment using revised estimated useful lives. These revisions ranged from a reduction of several years to a lengthening of up to five years. First quarter 2001 income includes $4 million, or $0.08 per diluted share, as a result of this change. The parent company expects that this change will increase 2001 net income by $16 million, or $0.32 per diluted share.

Goodwill

During April 2001, the Financial Accounting Standards Board tentatively decided to adopt a non-amortization, impairment-only approach for goodwill, which if approved, would be effective as of June 30, 2001. Under this approach, amortization of goodwill would be precluded and goodwill would be measured for impairment. The effect of non-amortization of goodwill during the last six months of 2001 would be to increase 2001 net income by $4 million or $0.08 per diluted share.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Results of Operations
For the three months ended March 2001 and 2000.

Summary
Consolidated revenues for the first quarter 2001 were $1.1 billion, down slightly from first quarter 2000. Income before the effects of an accounting change for the first quarter 2001 was $12 million or $0.24 per diluted share compared with $55 million or $ 1.04 per diluted share for the first quarter 2000. Income for 2001 includes $4 million or $0.08 per diluted share reduction in depreciation expense resulting from a change in estimated useful lives of certain production equipment. The cumulative effect of adopting Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities was to reduce first quarter 2001 income by $2.0 million or $0.04 per diluted share. Net income for the first quarter 2001 was $10 million or $0.20 per diluted share compared with $55 million or $ 1.04 per diluted share for the first quarter 2000.

Business Segments
The Company manages its operations through three business
segments, Paper, Building Products, and Financial Services.
A summary of the results of operations by business segment
follows.
                                                  First Quarter
                                               2001           2000
                                                  (in millions)
Revenues
--------
Paper                                         $  512        $  520
Building Products                                169           238
Financial Services                               372           309
                                               -----         -----
   Total revenues                             $1,053        $1,067
                                               =====         =====
Income
------
Paper                                         $   21        $   52
Building Products                                (9)            37
Financial Services                                45            35
                                               -----         -----
   Segment operating income (1)                   57           124
Corporate and other                               (8)           (8)
Parent company interest                          (28)          (25)
                                               -----         -----
   Income before taxes                            21            91
Income taxes                                      (9)          (36)
                                               -----         -----
   Income before accounting change                12            55
Effect of accounting change                       (2)            -
                                               -----         -----
   Net income                                 $   10        $   55
                                               =====         =====

(1) Segment operating income for 2001 includes a $7 million reduction in depreciation expense resulting from a change in the estimated useful lives of certain production equipment, of which $5 million is applicable to Paper and $2 million to Building
     Products.

Each of these business segments is affected by the factors of supply and demand and changes in domestic and global economic conditions, including changes in interest rates, new housing starts, and home repair and remodeling activities and the strength of the U.S. dollar.

Unless otherwise noted, increases or decreases refer to first quarter 2001 amounts compared with first quarter 2000 amounts.
First quarter 2000 amounts have been reclassified to conform to current year classifications.

The Paper Group

The Paper Group's revenues were $512 million, down 2 percent. Average box prices were up 8 percent while box shipments were 548,000 tons, down 3 percent. Average linerboard prices were up 8 percent. Compared with the fourth quarter 2000, revenues were about even. Linerboard prices were down slightly and box prices were flat. Volumes were up slightly for seasonal reasons.

Production, distribution and administrative costs were $491 million, up 5 percent due to higher energy costs offset by declines in the cost of old corrugated containers (OCC) and the positive effect from lower depreciation expense. Energy costs were up $22 million due primarily to the higher cost of natural gas. OCC cost, which accounts for 38 percent of the Paper Group's fiber requirements, was down $9 million. OCC was $72 per
ton at quarter end, down 37 percent.   As a result of the
lengthening of the estimated useful lives of certain production equipment, depreciation was reduced by $5 million. Compared with the fourth quarter 2000, costs were up about 4 percent due mainly to higher energy costs, which were up $18 million.

Mill production was 519,000 tons, down 20 percent or 131,000 tons. Of the mill production, 18 percent was sold in the domestic and export markets. The Paper Group's converting operations used the remainder. The decrease in production was due to curtailments and the conversion of the Newport medium mill during the third quarter 2000. Production was curtailed by 98,000 tons due to market, maintenance and operational reasons compared with first quarter 2000 curtailments of 43,000 tons and fourth quarter 2000 curtailments of 135,000 tons. The Paper Group may curtail more production in future quarters for these reasons. First quarter-end 2001 inventories were down 45,000 tons and were about even with year-end 2000. During the quarter the Paper Group purchased 43,264 tons of medium from its Newport joint venture. The agreement to purchase medium from the Newport venture expires during June 2001.

Operating income was $21 million, down 60 percent due to the factors discussed above.

During the quarter, the Paper Group announced the acquisition of the corrugated packaging operations of Chesapeake Corporation for approximately $120 million, subject to adjustment. This transaction is expected to close during May 2001. These acquired operations include ten corrugated container plants in seven states and should increase the Paper Group's integration level and customer base. The Paper Group is continuing its efforts to enhance return on investment. As part of this effort, the Paper Group is reviewing operations that are unable to meet return objectives to determine appropriate courses of action.


The Building Products Group

The Building Products Group's revenues were $169 million, down 29 percent. Average prices for all products were down with lumber prices down 19 percent, particleboard down 15 percent, gypsum down 53 percent and MDF down slightly. Shipments for all products except MDF were down with lumber shipments down 9 percent, particleboard down 15 percent and gypsum down 21 percent. MDF shipments were up slightly. Compared with the fourth quarter 2000, revenues were up 4 percent. Average prices for most products were down except lumber. Lumber prices were up 5 percent. Shipments for most products were up.

Production, distribution and administrative costs were $178 million, down 12 percent due to lower volumes and the positive effect from lower depreciation expense offset by increases in energy costs. Weaker demand and the incident at the Mt. Jewett particleboard facility affected production volumes. It is expected that the Mt. Jewett facility will resume full production
during the second quarter 2001.   As a result of the lengthening
of the estimated useful lives of certain production equipment, depreciation was reduced by $2 million. Energy costs were up $3 million due primarily to the higher cost of natural gas.
Compared with the fourth quarter 2000, costs were up about 7 percent due partially to higher energy costs.

Production was curtailed to varying degrees in all product lines due to market conditions during the first quarter 2001. Production averaged from a low of 63 percent to a high of 78 percent of capacity in the various product lines. The Building Products Group may curtail more production in future quarters for this reason.

An operating loss of $9 million was incurred due to the factors discussed above.

The Financial Services Group

The Financial Services Group revenues, consisting of interest and non-interest income, were $372 million, up 20 percent, while operating income was $45 million, up 29 percent. Compared with the fourth quarter 2000, revenues were up slightly while operating income was down 20 percent. The reduction in operating income from the fourth quarter 2000 was primarily due to losses from the sale of a portion of the mortgage servicing portfolio and the sale of an auto loan portfolio coupled with an increase in the provision for loan losses.

Net interest income was $107 million, up 19 percent due to an increase in the net interest spread and an 11 percent increase in average earning assets.

The provision for loan losses was $17 million, up 13 percent. The increase in the provision was the result of growth and a change in the mix of the loan portfolio and a decline in asset quality, primarily relating to certain large commercial and business loans and construction and development loans in the senior housing industry.

Non-interest income, which consists primarily of income from real estate and insurance activities, loan related fees and service charges on deposits, was $82 million, up 32 percent. The increase was due to increases in mortgage origination, real estate and insurance activities and a focus on fee based products. This was offset by a $2 million loss on the sale of an auto loan portfolio and a $3 million loss on the sale of servicing rights on approximately $9 billion in mortgage loans. The servicing rights were sold in order to mitigate impairment risk in a declining interest rate environment.

Non-interest expense was $121 million, up 24 percent. This increase was due to commission related activity, acquisitions in the asset based lending and leasing operations and increased real estate activity.

Asset Quality
Several  key measures are used to evaluate and monitor the  asset quality  of the Financial Services Group. These measures  include
the   level  of  loan  delinquencies,  nonperforming  loans   and
nonperforming assets.
                                                  First         Fourth
                                                 Quarter        Quarter
-------------------------------------------------------------------------
                                              2001     2000       2000
(in millions)

Accruing loan past due 30 - 89 days        $  199    $  114     $  170
Accruing loan past due 90 days or more          4         5          6
                                           ---------------------------
Accruing loans past due 30 days or more    $  199    $  114     $  170
                                           ===========================

Nonaccrual loans                           $  152    $   81     $   65
Restructured loans                              -         -          -
                                           ---------------------------
     Nonperforming loans                      152        81         65
Foreclosed property                             2        10          3
                                           ---------------------------
     Nonperforming assets                  $  154    $   91     $   68
                                           ===========================

Allowance for loan losses                  $  136    $  119     $  118
Net charge-offs                                 -         -          -
Nonperforming loan ratio                     1.43%     0.81%      0.62%
Nonperforming asset ratio                    1.45%     0.91%      0.65%
Allowance for loan losses/total loans        1.27%     1.19%      1.12%
Allowance for loan losses/
  nonperforming loans                       89.20%   146.86%    179.73%

Net loans charged off/average loans          0.02%     0.32%      0.35%


The increase in the level of nonaccrual loans was primarily due to certain large loans in the construction and development and commercial and business portfolios. The loans in the construction and development portfolio are in the senior housing industry and the commercial and business loans are primarily asset-based transactions. These loans have substantial collateral and are being actively monitored.

The increase in the allowance for loan losses was the result of a $17 million provision for loan losses, primarily related to growth and a change in the mix of the loan portfolio and the loans discussed above. The lower annualized net charge-off ratio was the result of a recovery of $2 million on a previously charged off loan.

Operating income was $45 million, up 29 percent due to the factors discussed above.

Corporate and Interest
Parent Company interest expense was up $3 million due to higher levels of debt outstanding partially offset by a slight decrease in interest rates.

Income Taxes
The effective tax rate is 43 percent and is based on current expectations of income and expenses for the year 2001. The effective tax rate includes federal and state income taxes and the effects of non-deductible goodwill amortization and other items.


Accounting Change
The cumulative effect of adopting Statement of Financial
Accounting Standards No. 133, Accounting for Derivative and
Hedging Activities, as amended was to reduce net income by $2 million, net of a deferred tax benefit of $1 million.


Average Shares Outstanding
Average diluted shares outstanding were 49.3 million, down 7 percent due to the effects of the share repurchases under the share repurchase programs authorized during the fourth quarter
1999 and the third quarter 2000.


Capital Resources and Liquidity

The consolidated net assets invested in the Financial Services Group are subject, in varying degrees, to regulatory rules and regulations. Accordingly, Parent Company and the Financial Services Group capital resources and liquidity are discussed separately.

Parent Company

Operating Activities
Cash used in operations was $6 million. This was due to lower earnings offset in part by lower working capital needs and a $15 million dividend from the Financial Services Group.

Investing Activities
Capital expenditures were $61 million. Capital expenditures are expected to approximate $200 million for the year 2001.

Financing Activities
Dividends paid were $16 million or $.32 per share. Debt increased $85 million from year-end levels. Subsequent to first quarter-end, $200 million of 9.0% term notes were repaid using $100 million of short-term borrowings and $100 million from an existing three-year revolving credit agreement. In addition, a new $150 million five-year term loan is being arranged, of which $120 million will be used to fund the announced acquisition of the Chesapeake Corporation's corrugated packaging operations. There were no repurchases of shares under the August 2000 Board of Directors authorization to repurchase 2.5 million shares. To date at total of .75 million shares have been repurchased under this authorization.

Other
The parent company has sufficient liquidity and capital resources to meet its anticipated needs.


Financial Services

The principal sources of cash for the Financial Services Group are operating cash flows, deposits, and borrowings. The
Financial Services Group uses these funds to invest in earning assets, generally loans and securities.

Operating Activities
Cash used in operations was $137 million. This was due to higher earnings and an increase in cash for mortgage loans serviced for others offset by an increase in mortgage loans held for sale.

Investing Activities
Loans originated or acquired increased $493 million and were offset by $328 million received primarily from the sale of an auto loan portfolio. Securities decreased by $114 million and $29 million was received from the sale of servicing rights on $9 billion in mortgage loans.

Financing Activities
Deposits decreased $367 million while borrowings increased $557 million. The decrease in deposits was due to the competitive markets and the decision to pursue other funding sources such as Federal Home Loan Bank advances. A $15 million dividend was paid to the parent company.

Other
The Financial Services Group has sufficient liquidity and capital resources to meet its anticipated needs. At quarter- end, the savings bank exceeded all applicable regulatory capital requirements. The parent company expects to maintain the savings bank capital at a level that exceeds the minimum required for designation as "well capitalized" under the capital adequacy regulations of the Office of Thrift Supervision. From time to time, the parent company may make capital contributions to the savings bank or receive dividends from the savings bank. During the quarter the parent company made no capital contributions to the savings bank and received $15 million in dividends from the savings bank.

Selected financial and regulatory capital data for the savings bank follows:

                                    First Quarter End             Year End
                                          2001                      2000
                                             (in millions of dollars)

Balance sheet data
     Total assets                        $ 15,200               $ 14,885
     Total deposits                         9,821                 10,088
     Shareholders' equity                     969                    931

                                                                Regulatory
                                       Savings Bank               Minimum

Regulatory capital ratios
     Tangible capital                        7.8%                   2.0%
     Leverage capital                        7.8%                   4.0%
     Risk-based capital                     10.5%                   8.0%


Energy and Related Matters

Energy costs continued to rise during the first quarter 2001 and were approximately $25 million higher compared with first quarter 2000 and $19 million higher compared with fourth quarter 2000. The company anticipates that energy costs will be down slightly in the second quarter 2001, but that the general upward trend in energy costs could resume in the third quarter 2001. The company continues to explore alternative arrangements and fuel sources in an effort to contain energy costs.

The energy situation in California has been well publicized. The paper group is a party to a long-term power purchase agreement with Southern California Edison (Edison). Under this agreement, the paper group sold a portion of its peak electrical generating capacity from a co-generation facility operated in connection with its Ontario mill to Edison. Edison was to pay the paper group for electricity generated and sold to Edison. During the fourth quarter 2000 and the first quarter 2001, the Ontario mill generated and delivered electricity to Edison but has not been paid. As a result of this non-payment, during April 2001, the paper group notified Edison that the long-term power purchase agreement was terminated because of Edison's material breach of the agreement. At first quarter-end 2001, approximately $5 million is due to the paper group under this agreement.

Edison has contested the right of the paper group to terminate the power purchase agreement. The parties are currently in litigation to determine, among other matters, whether the agreement has been terminated and whether the paper group may continue to have access through the interconnection services provided by Edison. All litigation has an element of uncertainty and the final outcome of any legal proceeding cannot be predicted with any degree of certainty. In addition, as the owner of a co-generation facility in California, the company is subject to additional risks associated with any state or federal regulatory actions that may be taken in an effort to address the energy situation in California. With these limitations in mind, the company presently believes that any ultimate liability from these legal or regulatory proceedings or rulings would not have a material adverse effect on the business or financial condition of the company.



Forward Looking Statements

Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The actual results achieved by Temple-Inland Inc. may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include general economic, market, or business conditions; the opportunities or lack thereof that may or may not be presented to and pursued by Temple-Inland Inc. and its subsidiaries; availability and price of raw materials used by Temple-Inland Inc. and its subsidiaries; competitive actions by other companies; changes in laws or regulations; energy costs and regulatory actions that may be taken in an effort to alleviate the energy situation in California; and other factors, many of which are beyond the control of Temple-Inland Inc. and subsidiaries.

Statistical and other data (a)
                                                     First Quarter
                                                    2001       2000

Net revenues (in millions)
Paper                                              $ 512     $  520
                                                   =====     ======
Building products:
Pine lumber                                        $  48     $   65
Particleboard                                         47         62
Medium density fiberboard                             26         25
Gypsum wallboard                                      13         32
Fiberboard                                            13         19
Other                                                 22         35
                                                   -----     ------
     Total building products                       $ 169     $  238
                                                   =====     ======
Unit sales

Paper (in thousand tons) (b)                         641        713
Building products:
Pine lumber - mbf                                    162        178
Particleboard - msf
  (3/4" basis)                                       154        181
Medium density fiberboard -
  msf (3/4" basis)                                    71         69
Gypsum wallboard - msf                               141        178
Fiberboard - msf
  (1/2" basis)                                        79         97


(a) Revenues and unit sales do not include joint venture operations
(b)  Includes boxes sold and open market sales of linerboard

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

Interest Rate Risk
The company is subject to interest rate risk from the utilization of financial instruments such as adjustable-rate debt and other borrowings as well as the lending and deposit gathering activities of the Financial Services Group. The following table illustrates the estimated effect on pre-tax income of immediate, parallel, and sustained shifts in interest rates for the subsequent 12-month period at first quarter-end 2001, with comparative information at year-end 2000:

                                       Increase (Decrease) in Income
                                               Before Taxes
                                              (in millions)

                                       First Quarter        Year End
Change in Interest Rates                   2001               2000
------------------------               -----------------------------
          +2%                               $  (21)         $   (7)
          +1%                                   (7)             (1)
           0%                                    -               -
          -1%                                    2              (1)
          -2%                                    5             (13)


The change in exposure to interest rate risk from year-end 2000 is primarily due to shorter durations of the Financial Services
Group's funding sources.

The operations of the Financial Services Group's savings bank are subject to interest rate risk to the extent that interest-earning assets and interest-bearing liabilities mature or reprice at different times or in differing amounts. Because approximately 91 percent of the savings bank's assets at quarter-end 2001 have adjustable rates, this risk is significantly mitigated. However, the savings bank is also subject to prepayment risk inherent in a portion of its single-family adjustable-rate mortgage-backed assets. A substantial portion of the savings bank's investments in adjustable-rate mortgage-backed assets have annual and lifetime caps that subject the savings bank to interest rate risk should rates rise above certain levels. From time to time, to optimize net interest income while maintaining acceptable levels of interest rate and liquidity risk, the savings bank may enter into various interest rate contracts to better match assets and liabilities.


Additionally, the fair value of the Financial Services Group's mortgage servicing rights (estimated at $159 million at first quarter-end 2001) is also affected by changes in interest rates.

The company estimates that a one percent decline in interest rates from quarter-end levels would decrease the fair value of the mortgage servicing rights by approximately $25 million. During the first quarter 2001, the Financial Services Group sold servicing rights on $9 billion of mortgage loans in order to mitigate this risk. At first quarter-end 2001, the Financial Services Group serviced $10 billion of mortgage loans compared with $19.5 billion at year-end 2000.

Foreign Currency Risk
The company's exposure to foreign currency fluctuations on its financial instruments is not material because most of these instruments are denominated in U.S. dollars.

Commodity Price Risk
From time to time the company uses commodity derivative instruments to mitigate its exposure to changes in product pricing and manufacturing costs. These instruments cover a small portion of the company's volume and range in duration from three months to three years. Based on the fair value of these instruments at first quarter-end 2001, the potential loss in fair value resulting from a hypothetical 10 percent change in the underlying commodity prices would not be significant.

                   PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

          The information set forth in Note E to Notes to Consolidated Financial Statements in Part I of this report is incorporated by reference thereto.

Item 2.   Changes in Securities and Use of Proceeds.

          None.

Item 3.   Defaults Upon Senior Securities.

          None.

Item 4.   Submission of Matters to a Vote of Security Holders.

          The Company held its annual meeting of stockholders on
          May 4, 2001, at which a quorum was present.  The table
          below sets forth the number of votes cast for, against
          or withheld, as well as the number of abstentions and
          broker non-votes for each matter voted upon at that
          meeting.
                                                    Against     Abstentions
                                                    or          and Broker
Matter                                      For        Withheld    Non-votes

1.   Election of four directors
    (a) Bobby R. Inman                 43,299,201       602,036          -
    (b) Kenneth M. Jastrow, II         43,338,206       563,031          -
    (c) James A. Johnson               43,309,286       591,951          -
    (d) Herbert A. Sklenar             43,305,949       595,288          -

2.  Ratification of appointment of
    Ernst & Young LLP.                 43,300,900       388,920    211,417

3.  Ratification of adoption of the
    Company's 2001 Stock Incentive
    Plan.                              33,817,012     9,842,192    242,033

4.  Ratification of adoption of the
    Company's Stock Deferral Plan.     37,379,884     6,188,267    333,086

5.  Ratification of adoption of the
    Company's Directors' Fee Deferral
    Plan.                              37,018,342     6,527,119    355,776

Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

               None

          (b) Reports on Form 8-K. During the three months ended March 31, 2001, the Company did not file a current report on Form 8-K.

                           SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   TEMPLE-INLAND INC.
                                      (Registrant)





Dated:  May 15, 2001               By /s/ Louis R. Brill
                                     -------------------------
                                      Louis R. Brill
                                      Vice President and
                                      Chief Accounting Officer