Form 10-Q
period 2001-06-30
TEMPLE INLAND INC
filed 2001-08-14
CIK 731939

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM 10-Q
(Mark One)

[x]   Quarterly Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934 for the Quarterly Period
      Ended     June 30, 2001

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                              Number of common shares outstanding
          Class                       as of June 30, 2001
          -----                       -------------------
     Common Stock (par
     value $1.00 per share)               49,266,384

Page 1 of 42 pages                   The Exhibit Index appears on
                                     page 32 of this report.

                   PART I.  FINANCIAL INFORMATION
                    ITEM 1.  FINANCIAL STATEMENTS


SUMMARIZED STATEMENTS OF INCOME
PARENT COMPANY  (TEMPLE-INLAND INC.)
Unaudited

                                  Second Quarter         First Six
                                                          Months
                                    2001     2000      2001     2000
                                            (in millions)

NET REVENUES                     $   719  $    757  $  1,400  $ 1,515

COSTS AND EXPENSES
  Cost of sales                      623       612     1,235    1,221
  Selling and administrative          68        66       133      134
                                   -----     -----     -----    -----
                                     691       678     1,368    1,355
                                   -----     -----     -----    -----
                                      28        79        32      160
FINANCIAL SERVICES EARNINGS           46        48        91       83
                                   -----     -----     -----    -----
OPERATING INCOME                      74       127       123      243
  Interest expense                   (25)      (27)      (53)     (52)
                                   -----     -----     -----    -----
INCOME BEFORE TAXES                   49       100        70      191
  Income taxes                       (20)      (38)      (29)     (74)
                                   -----     -----     -----    -----
INCOME BEFORE ACCOUNTING CHANGE       29        62        41      117
  Effect of accounting change          -         -        (2)       -
                                   -----     -----     -----    -----
NET INCOME                       $    29  $     62  $     39  $   117
                                   =====     =====     =====    =====


See notes to consolidated financial statements.

SUMMARIZED BALANCE SHEETS
PARENT COMPANY (TEMPLE-INLAND INC.)
Unaudited
                                                   Second
                                                   Quarter
                                                     End       Year
                                                               End
                                                     2001      2000
                                                      (in millions)
ASSETS

Current Assets
  Cash                                          $       1  $       2
  Receivables, net of allowances of $11
    in 2001 and $10 in 2000                           416        320
  Inventories:
    Work in process and finished goods                 64         61
    Raw materials                                     201        192
                                                    -----      -----
                                                      265        253
  Prepaid expenses                                     24         25
                                                    -----      -----
      Total current assets                            706        600

Investment in Temple-Inland Financial Services      1,157      1,093

Property and Equipment
  Property and Equipment                            3,511      3,346
  Less allowances for depreciation                 (1,891)    (1,822)
                                                   ------     ------
                                                    1,620      1,524
  Timber and timberlands, net of depletion            493        503
                                                   ------     ------
    Total property and equipment                    2,113      2,027
Other Assets                                          267        227
                                                   ------     ------
    Total Assets                                $   4,243  $   3,947
                                                   ======     ======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable                              $     135  $     112
  Other current liabilities                           205        191
                                                   ------     ------
    Total current liabilities                         340        303
Long-Term Debt                                      1,593      1,381
Other Long-Term Liabilities                           457        430
Shareholders' Equity                                1,853      1,833
                                                   ------     ------
    Total Liabilities and Shareholders' Equity  $   4,243  $   3,947
                                                   ======     ======




See notes to consolidated financial statements.

SUMMARIZED STATEMENTS OF CASH FLOW
PARENT COMPANY (TEMPLE-INLAND INC.)
Unaudited


                                                       First Six
                                                        Months
                                                    2001      2000
                                                     (in millions)

CASH PROVIDED BY (USED FOR) OPERATIONS
  Net income                                     $     39  $    117
  Adjustments:
    Depreciation and depletion                         90       100
    Unremitted earnings from financial services       (84)      (64)
    Dividends from financial services                  30        30
    Working capital changes                           (35)      (82)
    Cumulative effect of accounting change              2         -
    Other                                              27        46
                                                    -----     -----
                                                       69       147
                                                    -----     -----
CASH PROVIDED BY (USED FOR) INVESTMENTS
  Capital expenditures for property and equipment    (109)     (102)
  Acquisitions, net of cash acquired                 (134)        -
  Capital contributions to financial services           -       (10)
  Other                                               ( 7)       (6)
                                                    -----     -----
                                                     (250)     (118)
                                                    -----     -----

CASH PROVIDED BY (USED FOR) FINANCING
  Additions to debt                                   412       126
  Payments of debt                                   (201)        -
  Purchase of stock for treasury                        -      (172)
  Cash dividends paid to shareholders                 (32)      (34)
  Other                                                 1         2
                                                    -----     -----
                                                      180       (78)
                                                    -----     -----
Net decrease in cash                                   (1)      (49)
Cash at beginning of period                             2        51
                                                    -----     -----
Cash at end of period                            $      1  $      2
                                                    =====     =====




See notes to consolidated financial statements.

SUMMARIZED STATEMENTS OF INCOME
FINANCIAL SERVICES GROUP
Unaudited

                                  Second Quarter         First Six
                                                          Months
                                    2001     2000      2001     2000
                                             (in millions)


INTEREST INCOME
  Loans                          $   213  $    213  $    446 $    415
  Securities and other                49        57       106      102
                                    ----      ----      ----     ----
    Total interest income            262       270       552      517
INTEREST EXPENSE
  Deposits                           105       120       229      229
  Borrowed funds                      49        52       108      100
                                    ----      ----      ----     ----
    Total interest expense           154       172       337      329
NET INTEREST INCOME                  108        98       215      188
  Provision for loan losses          (14)      (10)      (31)     (25)
                                    ----      ----      ----     ----
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES           94        88       184      163

NONINTEREST INCOME                    81        73       163      135
NONINTEREST EXPENSE
  Compensation and benefits           53        41       102       80
  Other                               71        67       143      126
                                    ----      ----      ----     ----
    Total noninterest expense        124       108       245      206
INCOME BEFORE MINORITY INTEREST
  AND TAXES                           51        53       102       92
  Minority interest in income of
    consolidated subsidiaries         (5)       (5)      (11)      (9)
                                    ----      ----      ----     ----
INCOME BEFORE TAXES                   46        48        91       83
  Income taxes                        (4)      (12)       (7)     (19)
                                    ----      ----      ----     ----
INCOME BEFORE ACCOUNTING CHANGE       42        36        84       64
  Effect of accounting change          -         -        (1)       -
                                    ----      ----      ----     ----
NET INCOME                       $    42  $     36  $     83 $     64
                                    ====      ====      ====     ====



See notes to consolidated financial statements.

SUMMARIZED BALANCE SHEETS
FINANCIAL SERVICES GROUP
Unaudited


                                                   Second
                                                   Quarter
                                                     End           Year End
                                                     2001            2000
                                                        (in millions)

ASSETS
Cash and cash equivalents                     $       249     $       320
Mortgage loans held for sale                          493             232
Loans and leases receivable, net of allowance
  for losses of $135 in 2001 and $118 in 2000      10,306          10,411
Securities available-for-sale                       3,080           2,415
Securities held-to-maturity                             -             864
Other assets                                        1,010           1,082
                                                   ------          ------
TOTAL ASSETS                                  $    15,138     $    15,324
                                                   ======          ======

LIABILITIES
Deposits                                      $     8,866     $     9,828
Securities sold under repurchase agreements           505             595
Federal Home Loan Bank advances                     3,437           2,869
Other borrowings                                      218             210
Other liabilities                                     649             423
Stock issued by subsidiaries                          306             306
                                                   ------          ------
TOTAL LIABILITIES                                  13,981          14,231
SHAREHOLDERS' EQUITY                                1,157           1,093
                                                   ------          ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $    15,138     $    15,324
                                                   ======          ======



See notes to consolidated financial statements.

SUMMARIZED STATEMENTS OF CASH FLOWS
FINANCIAL SERVICES GROUP
Unaudited


                                                     First Six Months
                                                     2001       2000
                                                      (in millions)

CASH PROVIDED BY (USED FOR) OPERATIONS
  Net income                                      $      83  $     64
  Adjustments:
    Provision for loan losses                            31        25
    Amortization, depreciation and accretion             35        29
    Mortgage loans held for sale                       (261)       78
    Collections and remittances on loans
       serviced for others, net                         196       (11)
    Cumulative effect of accounting change                1         -
    Other                                               (15)       36
                                                      -----     -----
                                                         70       221
                                                      -----     -----
CASH PROVIDED BY (USED FOR) INVESTMENTS
  Maturities of securities                              386       255
  Purchases of securities                               (46)     (769)
  Loans originated or acquired, net of
    principal collected                                (443)     (764)
  Sales of loans                                        390       135
  Proceeds from sale of servicing rights                 45         -
  Capital expenditures for property and equipment       (13)      (18)
  Acquisitions, net of cash acquired                      -       (19)
  Other                                                  29        12
                                                      -----     -----
                                                        348    (1,168)
                                                      -----     -----
CASH PROVIDED BY (USED FOR) FINANCING
  Net increase (decrease) in deposits                  (929)      575
  Securities sold under repurchase agreements
    and short-term borrowings, net                      483       580
  Additions to debt                                      23        17
  Payments of debt                                      (19)     (137)
  Capital contributions from Parent Company               -        10
  Dividends paid to Parent Company                      (30)      (30)
  Other                                                 (17)       16
                                                      -----     -----
                                                       (489)    1,031
                                                      -----     -----
Net increase (decrease) in cash and cash equivalents    (71)       84
Cash and cash equivalents at beginning of period        320       233
                                                      -----     -----
Cash and cash equivalents at end of period        $     249  $    317
                                                      =====     =====


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
TEMPLE-INLAND INC. AND SUBSIDIARIES
Unaudited

                                        Second Quarter         First Six
                                                                Months
                                          2001     2000      2001     2000
                                                  (in millions)
REVENUES
  Manufacturing                        $    719  $   757  $  1,400  $ 1,515
  Financial services                        343      343       715      652
                                          -----    -----     -----    -----
                                          1,062    1,100     2,115    2,167

COSTS AND EXPENSES
  Manufacturing                             691      678     1,368    1,355
  Financial services                        297      295       624      569
                                          -----    -----     -----    -----
                                            988      973     1,992    1,924
                                          -----    -----     -----    -----
OPERATING INCOME                             74      127       123      243
  Parent company interest                   (25)     (27)      (53)     (52)
                                          -----    -----     -----    -----
INCOME BEFORE TAXES                          49      100        70      191
  Income taxes                              (20)     (38)      (29)     (74)
                                          -----    -----     -----    -----
INCOME BEFORE ACCOUNTING CHANGE              29       62        41      117
  Effect of accounting change                 -        -        (2)       -
                                          -----    -----     -----    -----
NET INCOME                             $     29  $    62    $   39  $   117
                                          =====    =====     =====    =====


EARNINGS PER SHARE
  Basic:
    Income before accounting change    $   0.58  $  1.20  $   0.82  $  2.24
    Effect of accounting change               -        -     (0.04)       -
                                          -----    -----     -----    -----
    Net income                         $   0.58  $  1.20  $   0.78  $  2.24
                                          =====    =====     =====    =====

  Diluted:
    Income before accounting change    $   0.58  $  1.20  $   0.82  $  2.24
    Effect of accounting change               -        -     (0.04)       -
                                          -----    -----     -----    -----
    Net income                         $   0.58  $  1.20  $   0.78  $  2.24
                                          =====    =====     =====    =====

Dividends paid per share of
  common stock                         $   0.32  $  0.32  $   0.64  $  0.64
                                          =====    =====     =====    =====


See notes to consolidated financial statements.

CONSOLIDATING BALANCE SHEETS
TEMPLE-INLAND INC. AND SUBSIDIRIES
Second Quarter End 2001
Unaudited


                                                Parent  Financial
                                                Company Services  Consolidated
                                                       (in millions)

ASSETS
  Cash and cash equivalents                   $     1   $    249  $    250
  Mortgage loans held for sale                      -        493       493
  Loans and leases receivable, net                  -     10,306    10,306
  Securities available-for-sale                     -      3,080     3,080
  Trade and other receivables                     416          -       388
  Inventories                                     265          -       265
  Property and equipment                        2,113        162     2,275
  Other assets                                    291        848     1,107
  Investment in Financial Services              1,157          -         -
                                               ------     ------    ------
    TOTAL ASSETS                              $ 4,243   $ 15,138  $ 18,164
                                               ======     ======    ======

LIABILITIES
  Deposits                                    $     -   $  8,866  $  8,866
  Federal Home Loan Bank advances                   -      3,437     3,437
  Securities sold under repurchase agreements       -        505       505
  Other liabilities                               364        649       963
  Long-term debt                                1,593        218     1,811
  Deferred income taxes                           289          -       279
  Postretirement benefits                         144          -       144
  Stock issued by subsidiary                        -        306       306
                                               ------     ------    ------
    TOTAL LIABILITIES                         $ 2,390   $ 13,981  $ 16,311
                                               ------     ------    ------

SHAREHOLDERS' EQUITY
  Preferred stock - par value $1 per share:
    authorized 25,000,000 shares; none issued                            -
  Common stock - par value $1 per share;
    authorized 200,000,000 shares; issued
    61,389,552 shares including shares
    held in the treasury                                                61
  Additional paid-in capital                                           365
  Accumulated other comprehensive income (loss)                          1
  Retained earnings                                                  1,975
                                                                    ------
                                                                     2,402
  Cost of shares held in the treasury:
    12,123,168 shares                                                 (549)
                                                                    ------
    TOTAL SHAREHOLDERS' EQUITY                                       1,853
                                                                    ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $   18,164
                                                                    ======



See the notes to the consolidated financial statements.

CONSOLIDATING BALANCE SHEETS
TEMPLE-INLAND INC. AND SUBSIDIARIES
Year End 2000


                                              Parent   Financial
                                              Company  Services  Consolidated
                                                    (in millions)
ASSETS
  Cash and cash equivalents                   $      2  $    320  $    322
  Mortgage loans held for sale                       -       232       232
  Loans receivable, net                              -    10,411    10,411
  Securities available-for-sale                      -     2,415     2,415
  Securities held-to-maturity                        -       864       864
  Trade and other receivables                      320         -       309
  Inventories                                      253         -       253
  Property and equipment                         2,027       157     2,184
  Other assets                                     252       925     1,152
  Investment in Financial Services               1,093         -         -
                                                ------    ------    ------
    TOTAL ASSETS                              $  3,947  $ 15,324  $ 18,142
                                                ======    ======    ======

LIABILITIES
  Deposits                                    $      -  $  9,828  $  9,828
  Federal Home Loan Bank advances                    -     2,869     2,869
  Securities sold under repurchase agreements        -       595       595
  Other liabilities                                315       423       706
  Long-term debt                                 1,381       210     1,591
  Deferred income taxes                            276         -       272
  Postretirement benefits                          142         -       142
  Stock issued by subsidiary                         -       306       306
                                                ------    ------    ------
      TOTAL LIABILITIES                       $  2,114  $ 14,231  $ 16,309
                                                ------    ------    ------

SHAREHOLDERS' EQUITY
  Preferred stock - par value $1 per share:
    authorized 25,000,000 shares; none issued                            -
  Common stock - par value $1 per share; authorized
    200,000,000 shares; issued 61,389,552 shares
    including shares held in the treasury                               61
  Additional paid-in capital                                           365
  Accumulated other comprehensive income (loss)                         (8)
  Retained earnings                                                  1,968
                                                                    ------
                                                                     2,386
  Cost of shares held in the treasury:
    12,215,499 shares                                                 (553)
                                                                    ------
    TOTAL SHAREHOLDERS' EQUITY                                       1,833
                                                                    ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $  18,142
                                                                    ======



See the notes to the consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
TEMPLE-INLAND INC. AND SUBSIDIARIES
Unaudited

                                                 First Six Months
                                                 2001        2000
                                                   (in millions)

CASH PROVIDED (USED FOR) OPERATIONS
  Net income                                  $      39   $    117
  Adjustments:
    Provision for loan losses                        31         25
    Depreciation and depletion                      101        112
    Amortization of goodwill                          5          4
    Amortization and accretion on financial
      instruments                                    15         13
    Mortgage loans held for sale                   (261)        78
    Working capital changes                         (35)       (82)
    Collections and remittances on loans
      serviced for others, net                      196        (11)
    Cumulative effect of accounting change            2          -
    Other                                            16         82
                                                  -----      -----
                                                    109        338
                                                  -----      -----

CASH PROVIDED BY (USED FOR) INVESTMENTS
  Capital expenditures for property and
    equipment                                      (122)      (120)
  Maturities of securities available-for-sale       386        148
  Maturities of securities held-to-maturity           -        107
  Purchases of securities available-for-sale        (46)      (769)
  Loans originated or acquired, net of
    principal collected                            (443)      (764)
  Proceeds from sale of servicing rights             45          -
  Sales of loans                                    390        135
  Acquisitions, net of cash acquired               (134)       (19)
  Other                                              22          6
                                                  -----      -----
                                                     98     (1,276)
                                                  -----      -----

CASH PROVIDED BY (USED FOR) FINANCING
  Additions to debt                                 435        143
  Payments of debt                                 (220)      (137)
  Net increase (decrease) in deposits              (929)       575
  Securities sold under repurchase agreements
    and short-term borrowings, net                  483        580
  Purchase of stock for treasury                      -       (172)
  Cash dividends paid to shareholders               (32)       (34)
  Other                                             (16)        18
                                                  -----      -----
                                                   (279)       973
                                                  -----      -----
Net increase (decrease) in cash and cash
  equivalents                                       (72)        35
Cash and cash equivalents at beginning of period    322        284
                                                  -----      -----
Cash and cash equivalents at end of period    $     250   $    319
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

Note B - EARNINGS PER SHARE

Denominators used in computing earnings per share are as follows:

                                  Second Quarter         First Six
                                                          Months
                                    2001     2000      2001     2000
                                            (in millions)
Denominator for basic earnings
  per share - weighted average
  shares outstanding                49.3      51.7      49.3     52.3

Dilutive effect of stock options       -         -         -        -
                                    ----      ----      ----     ----
Denominator for diluted earnings
  per share                         49.3      51.7      49.3     52.3
                                    ====      ====      ====     ====

NOTE C - COMPREHENSIVE INCOME

Comprehensive income consists of:
                                    Second Quarter        First Six
                                                          Months
                                     2001     2000      2001     2000
                                              (in millions)

Net income                          $   29 $     62  $    39   $   117

Other comprehensive income,
  Net of income taxes:
  Effect of adopting FAS No. 133-
   Unrealized losses on held-to-
    maturity securities re-designated
    as available-for-sale securities     -        -      (16)        -
   Unrealized losses on derivative
    instruments classified as
    cash flow hedges                     -        -       (4)        -
  Unrealized gains (losses) on:
    Available-for-sale securities       (6)       -       27        (4)
    Derivative instruments              (1)       -        -         -
  Foreign currency translation
    adjustments                          2       (2)       2        (1)
                                      ----     ----     ----      ----
Other comprehensive income              (5)      (2)       9        (5)
                                      ----     ----     ----      ----
Comprehensive income                $   24 $     60  $    48   $   112
                                      ====     ====     ====      ====

For the first six months of 2001, accumulated comprehensive income included $4 million of unrealized after-tax losses on open commodity derivative instruments classified as cash flow hedges. It is expected that $3 million of these unrealized after-tax losses will be recognized over the next 12 months as the hedged transactions are completed.

NOTE D - SEGMENT INFORMATION

The company has three reportable segments: Paper, Building Products and Financial Services.

                                     Building Financial   Corporate
(in millions)               Paper    Products Services    And Other  Total


For the second quarter 2001
---------------------------
Revenues from external
   customers                $  529   $   190   $  343     $    -    $ 1,062
Operating income (a)            28         9       46         (9)        74
Financial Services, net
   interest income               -         -      108          -        108
Depreciation,    depletion
   and amortization (a)         31        15        7          2         55

---------------------------------------------------------------------------

For the first six months 2001
-----------------------------
Revenues from external
   customers                $1,041   $   359   $  715     $    -    $ 2,115
Operating income (a)            49         -       91        (17)       123
Financial Services, net
   interest income               -         -      215          -        215
Depreciation, depletion and
   amortization (a)             59        30       14          3        106

---------------------------------------------------------------------------

For the second quarter 2000
---------------------------
Revenues from external
   customers                $  533   $   224   $  343     $    -    $ 1,100
Operating income                57        30       48         (8)       127
Financial Services, net
   interest income               -         -       98          -         98
Depreciation, depletion and
   amortization                 34        14        9          2         59

---------------------------------------------------------------------------

For the first six months 2000
-----------------------------
Revenues from external
   customers                $1,053   $   462   $  652     $    -    $ 2,167
Operating income               109        67       83        (16)       243
Financial Services, net
   interest income               -         -      188          -        188
Depreciation, depletion and
   amortization                 67        31       15          3        116

---------------------------------------------------------------------------
  (a) Second quarter 2001 includes a $6 million reduction in depreciation expense resulting from a change in the estimated useful lives of certain production equipment, of which $5 million applies to the paper segment and $1 million applies to the building products segment. Reduction in depreciation expense for the first six months 2001 was $13 million, of which $10 million applies to the paper segment and $3 million applies to the building products segment.

 NOTE E - CONTINGENCIES

There are pending against the company and its subsidiaries lawsuits, claims and environmental matters arising in the regular course of business. In addition, the Internal Revenue Service is currently examining the company's consolidated income tax returns for the years 1993 through 1996.

The paper group is a party to a long-term power purchase agreement with Southern California Edison (Edison). Under this agreement, the paper group sold to Edison a portion of its peak electrical generating capacity from a co-generation facility operated in connection with its Ontario mill. During April 2001, the paper group notified Edison that the long-term power purchase agreement was terminated because of Edison's material breach of the agreement. Edison has contested the right of the paper group to terminate the power purchase agreement. The parties are currently in litigation to determine, among other matters, whether the agreement has been terminated and whether the paper group may continue to have access through the interconnection services provided by Edison.

The paper group continues to provide power to Edison. The company does not believe that the resolution of these matters will have a material adverse effect on its consolidated operations or financial position.

NOTE F - ACQUISITIONS AND DISPOSITIONS

During May 2001, the parent company completed the acquisition of Elgin Corrugated Box Company for $14 million cash, subject to final adjustments. The purchase price was allocated to the acquired assets and liabilities based on their fair values with $5 million allocated to goodwill.

During May 2001, the parent company completed the acquisition of the corrugated packaging operations of Chesapeake Corporation for $120 million cash, subject to final adjustments. These operations consist of 10 corrugated container plants in seven states. The purchase price was allocated to the acquired assets and liabilities based on their fair values with $28 million allocated to goodwill.

The operating results of these packaging operations are included in the accompanying summarized financial statements from the acquisition date. The unaudited pro forma results of operations, assuming the acquisitions had been effected as of the beginning of the applicable fiscal year, would not have been materially different from those reported.

During June 2001, the parent company entered into a definitive agreement to sell 78,000 acres of non-strategic timberland in Georgia and Alabama. It is anticipated that this sale will close by year-end 2001 and will result in an after-tax gain in the range of $13 million.

In July 2001, the parent company sold its box plant in Chile.   It is
anticipated that this sale will result in an after-tax gain in the range of $4 million.

NOTE G - NEW ACCOUNTING PRONOUNCMENTS AND CHANGES IN ESTIMATES

Derivatives
Beginning January 2001, the company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The cumulative effect of adopting this statement was to reduce first quarter 2001 net income by $2 million or $0.04 per diluted share and other comprehensive income, a component of shareholders' equity, by $4 million. As permitted by this statement, the company also changed the designation of its portfolio of held-to-maturity securities, which are carried at unamortized cost, to available-for-sale, which are carried at fair value. As a result, the $864 million carrying value of these securities was adjusted to their fair value with a corresponding after-tax reduction of $16 million in other comprehensive income.

Depreciation
Beginning January 2001, the parent company began computing depreciation of certain production equipment using revised estimated useful lives. These revisions ranged from a reduction of several years to a lengthening of up to five years. Second quarter 2001 net income was increased $4 million, or $0.07 per diluted share, as a result of this change. First six months 2001 net income was increased $8 million, or $0.15 per diluted share, as a result of this change.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Results of Operations
For the quarter and for the first six months ended June 2001 and 2000.
Summary
Second quarter 2001 revenues were $1.1 billion and net income was $29 million or $0.58 per diluted share compared with $62 million or $1.20 per diluted share for second quarter 2000. Second quarter 2001 net income includes a $4 million or $0.07 per diluted share reduction in depreciation expense resulting from a change in estimated useful lives of certain production equipment. The first six months 2001 revenues were $2.1 billion and net income was $39 million or $0.78 per diluted share compared with $117 million or $2.24 per diluted share for the first six months 2000. The first six months 2001 net income includes an $8 million or $0.15 per diluted share reduction in depreciation expense and a charge of $2.0 million or $0.04 per diluted share as a result of adopting Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities.

Business Segments
The Company manages its operations through three business segments:
Paper, Building Products, and Financial Services.
A summary of the results of operations by business segment follows.

                                  Second Quarter         First Six
                                                          Months
                                   2001      2000      2001     2000
                                            (in millions)
Revenues
Paper                            $    529  $   533  $  1,041 $  1,053
Building Products                     190      224       359      462
Financial Services                    343      343       715      652
                                    -----    -----     -----    -----
   Total revenues                $  1,062  $ 1,100  $  2,115 $  2,167
                                    =====    =====     =====    =====
Income
Paper                            $     28  $    57  $     49 $    109
Building Products                       9       30         -       67
Financial Services                     46       48        91       83
                                    -----    -----     -----    -----
  Segment operating income (1)         83      135       140      259
Corporate and other                    (9)      (8)      (17)     (16)
Parent company interest               (25)     (27)      (53)     (52)
                                    -----    -----     -----    -----
  Income before taxes                  49      100        70      191
Income taxes                           20       38        29       74
                                    -----    -----     -----    -----
  Income before accounting change      29       62        41      117
Effect of accounting change             -        -        (2)       -
                                    -----    -----     -----    -----
  Net income                     $     29  $    62  $     39 $    117
                                    =====    =====     =====    =====

(1) Segment operating income for second quarter 2001 and first six months 2001 includes a $6 million and a $13 million reduction in depreciation expense resulting from a change in the estimated useful lives of certain production equipment. For the second quarter 2001 $5 million applies to Paper and $1 million to Building Products. For the first six months 2001 $10 million applies to Paper and $3 million to Building Products.

Each of these business segments is affected by the factors of supply and demand and changes in domestic and global economic conditions, including changes in interest rates, new housing starts, home repair and remodeling activities, and the strength of the U.S. dollar.

Unless otherwise noted, increases or decreases refer to second quarter 2001 amounts compared with second quarter 2000 amounts and first six months 2001 amounts compared with first six months 2000 amounts. Second quarter and first six months 2000 amounts have been reclassified to conform to current year classifications.

For the second quarter 2001

Paper
The Paper Group's revenues were $529 million, down less than one percent. Average box prices were up 2 percent and box shipments were 552,000 tons, down approximately 2 percent. Average linerboard prices were down 6 percent while outside linerboard shipments were down 22 percent. Compared with the first quarter 2001, revenues were up 3 percent. Box prices were down less than 1 percent. Box shipments were up slightly for seasonal reasons. Linerboard prices were down 4 percent and linerboard shipments were relatively unchanged. Domestic box and linerboard prices and shipments continue to be negatively affected by the slowing economy. Export linerboard prices and shipments continue to be negatively affected by the increase in offshore capacity and a strong U.S. dollar.

Production, distribution and administrative costs were $501 million, up 5 percent due to higher energy costs partially offset by declines in the cost of old corrugated containers (OCC) and the positive effect from lower depreciation expense. Energy costs were up $10 million due primarily to the higher cost of natural gas. The costs of OCC, which accounts for 38 percent of the Paper Group's fiber requirements, was down $16 million. OCC was $67 per ton at quarter
end, down 52 percent.   As a result of the lengthening of the
estimated useful lives of certain production equipment, depreciation was reduced by $5 million. Compared with the first quarter 2001, production, distribution and administrative costs were up about 2 percent.

The mills operated at 88 percent of capacity. Mill production was 541,000 tons, down 14 percent or 88,000 tons. The box plants used 83 percent of the mill containerboard production. The remainder of the mill production was sold in the domestic and export markets. The decrease in production was due to curtailments, including the temporary closure of the Ontario, California mill during June 2001 and the conversion of the Newport, Indiana medium mill during July 2000 to the production of gypsum facing paper. Production was curtailed by 76,000 tons due to market, maintenance and operational reasons compared with second quarter 2000 curtailments of 52,000 tons and first quarter 2001 curtailments of 98,000 tons. The Paper Group may curtail production in future quarters for these reasons. During the quarter the Paper Group purchased 41,412 tons of medium from its

Newport joint venture. The agreement requiring the Paper Group to purchase medium from the Newport venture expired during June 2001.

Operating income was $28 million, down 51 percent due to the factors discussed above.

During May 2001, the Paper Group completed the acquisitions of the corrugated packaging operations of Chesapeake Corporation and Elgin Corrugated Box Company for $134 million cash, subject to final adjustment. The corrugated packaging operations of Chesapeake Corporation include 10 corrugated container plants in seven states and will increase the Paper Group's integration level and customer base. The acquired operations did not contribute significantly to the Paper Group's second quarter 2001 operating income. The Paper Group is continuing its efforts to enhance return on investment, including reviewing operations that are unable to meet return objectives and determining appropriate courses of action. In July 2001, the Paper Group sold its box plant in Chile. It is anticipated that this sale will result in an after-tax gain in the range of $4 million.

Building Products
The Building Products Group's revenues were $190 million, down 15 percent. Higher lumber prices, up 4 percent, were more than offset by lower prices for particleboard, down 16 percent, and gypsum, down 57 percent. MDF prices were up slightly. Shipments of lumber were up 5 percent while shipments of particleboard were down 17 percent and gypsum down 12 percent. MDF shipments were up 10 percent.

Compared with the first quarter 2001, revenues were up 12 percent. Average prices for all products except gypsum were up. Lumber prices were up 19 percent. Shipments for most products were up.

Product pricing and volumes continued to be negatively affected by the slowing domestic economy. Gypsum prices continued to drop in the quarter due to overcapacity. Several plant closings and production curtailments in the industry were announced during the quarter.

Production, distribution and administrative costs were $181 million, down 7 percent due to lower volumes and the positive effect from lower depreciation expense. Weaker demand and production lost at the Mt. Jewett particleboard facility following the explosion at that facility affected production volumes. The Mt. Jewett facility resumed
full production late in the second quarter 2001.   As a result of the
lengthening of the estimated useful lives of certain production equipment, depreciation was reduced by $1 million. Energy costs were up $1 million due primarily to the higher cost of natural gas. Compared with the first quarter 2001, production, distribution and administrative costs were up about 2 percent.

Production was curtailed to varying degrees in most product lines due to market and operational reasons. Production averaged from a low of 67 percent to a high of 95 percent of capacity in the various product lines. The Building Products Group may curtail production in future quarters for these reasons.

Operating income was $9 million, down 70 percent due to the factors discussed above.

The Building Products Group is continuing its efforts to enhance return on investment, including reviewing operations that are unable to meet return objectives and determining appropriate courses of action. As part of this effort, the Building Products Group has performed a review of its 600,000 acres of timberland in Georgia and Alabama and identified approximately 110,000 acres of non-strategic fee and leased timberlands. In July 2001, the Building Products Group entered into a definitive agreement to sell 78,000 acres of this non-strategic fee and leased timberlands for approximately $56 million. It is anticipated that this sale will close before year-end 2001 and will result in an after-tax gain in the range of $13 million. The Building Products Group has also identified approximately 160,000 acres of timberland in Georgia that will be converted over time to higher value use than the production of fiber.

Financial Services
The Financial Services Group's revenues, consisting of interest and non-interest income, were $343 million, equal to last year's revenues for the same period, while operating income was $46 million, down 4 percent. Compared with first quarter 2001, revenues were down 8 percent while operating income was up 2 percent.

Net interest income was $108 million, up 10 percent due to a 9 basis point increase in the net interest spread and a 7 percent increase in average earning assets.

The provision for loan losses was $14 million, up 40 percent. The increase in the provision was the result of growth and a change in the mix of the loan portfolio and a decline in asset quality, primarily relating to several construction and development loans in the senior housing industry and certain large commercial and business loans.

Non-interest income, which consists primarily of income from real estate and insurance activities, loan related fees and service charges on deposits, was $81 million, up 11 percent. The increase was due to increases in mortgage origination and insurance activities and a focus on fee-based products. This was offset by an additional $2 million loss on the sale of mortgage servicing rights consummated in the first quarter due to an adjustment of the selling price to reflect higher than anticipated prepayments.

Non-interest expense was $124 million, up 15 percent. The increase was due to commission related activity, an acquisition in the asset based lending operation and increased activity in the leasing operation.

Asset Quality
Several key measures are used to evaluate and monitor the asset quality of the Financial Services Group. These measures include the level of loan delinquencies, nonperforming loans and nonperforming assets.
                                                Second         First
                                               Quarter        Quarter
                                            2001      2000      2001
(in millions of dollars)

Accruing loan past due 30 - 89 days       $    164  $    81  $     199
Accruing loan past due 90 days or more          27        4          4
                                              ----     ----       ----
Accruing loans past due 30 days or more   $    191  $    85  $     203
                                              ====     ====       ====

Nonaccrual loans                          $    134  $    75  $     152
Restructured loans                               -        -          -
                                              ----     ----       ----
     Nonperforming loans                       134       75        152
Foreclosed property                              2        7          2
                                              ----     ----       ----
     Nonperforming assets                 $    136  $    82  $     154
                                              ====     ====       ====

Allowance for loan losses                 $    135  $   129  $     136
Net charge-offs                                 16        9          1

Nonperforming loan ratio                      1.29%    0.76%      1.43%
Nonperforming asset ratio                     1.30%    0.82%      1.45%
Allowance for loan losses/total loans         1.29%    1.29%      1.27%
Allowance for loan losses/
  nonperforming loans                       100.54%  170.89%      89.2%

Net loans charged off/average loans           0.30%    0.18%      0.02%


The increase in the level of nonaccrual loans was primarily due to certain large loans in the construction and development and commercial and business portfolios. The loans in the construction and development portfolio are primarily in the senior housing industry and the commercial and business loans are primarily asset-based transactions. These loans are well collateralized and are being actively monitored.

The lower annualized net charge-off ratio for the first quarter of 2001 was the result of a recovery of $2 million on a previously charged off loan.

Operating income was $46 million, down 4 percent due to the factors discussed above.


Corporate, Interest, and Other
Parent Company interest expense was down $2 million. Lower interest rates more than offset higher debt outstanding.

Income Taxes
The effective tax rate was 41 percent compared with 43 percent in the first quarter 2001. This reflects the effect of adjusting the estimated annual effective tax rate from 43 percent to 41.5 percent based on current expectations of income and expenses for the year
2001.

Average Shares Outstanding
Average diluted shares outstanding were 49.3 million, down five percent due to the effects of the share repurchase programs authorized during the fourth quarter 1999 and the third quarter 2000. The 1999 share repurchase program was completed during August 2000.


For the first six months 2001
Paper
The Paper Group revenues were $1.041 billion, down 1 percent.
Average domestic box prices were up 5 percent while box shipments were 1,100 thousand tons, down 3 percent. Average linerboard prices were up slightly while outside linerboard shipments were down 30 percent.

Production, distribution, and administrative costs were $992 million, up 5 percent due to higher energy costs partially offset by declines in OCC costs and the positive effect from lower depreciation expense. Energy costs were up $32 million due primarily to the higher cost of natural gas. OCC cost was down $25 million. As a result of the lengthening of the estimated useful lives of certain production equipment, depreciation was reduced by $10 million.

The mills operated at 86 percent of capacity.  Mill production was
1.060 million tons, down 17 percent or 220,000 tons. The box plants used 82 percent of the mill containerboard production. The remainder of the mill production was sold in the domestic and export markets. Production was curtailed by 174,000 tons due to market, maintenance, and operational reasons compared with curtailments in the first six months of 2000 of 95,000 tons. The Paper Group may curtail production in the future for these reasons.

Operating income was $49 million, down 55 percent due to the factors discussed above.

Building Products
The Building Products Group's revenues were $359 million, down 22 percent. Average prices for all products except MDF were down with lumber prices down 8 percent, gypsum down 55 percent, particleboard down 15 percent and fiber products prices down 7 percent. MDF prices were up slightly. Shipments for all products except MDF were down with lumber and fiber products shipments each down 2 percent and particleboard and gypsum each down 16 percent. MDF shipments were up 7 percent.

Production, distribution, and administrative costs were $359 million, down 9 percent due to lower volumes and the positive effect from lower depreciation expense offset by higher energy costs. As a result of the lengthening of the estimated useful lives of certain production equipment, depreciation was reduced by $3 million. Energy costs were up $4 million due primarily to the higher cost of natural gas.

Production was curtailed to varying degrees in most product lines due to market and operational reasons. Production averaged from a low of 65 percent to a high of 81 percent of capacity in the various product
lines.   The Building Products Group may curtail production in the
future for these reasons.

Operating income was at break-even level, down $67 million due to the factors discussed above.

Financial Services
The Financial Services Group's revenues were $715 million up 10 percent.

Net interest income was $215 million; up 14 percent due to a 15 basis point increase in the net interest spread and a 9 percent increase in average earning assets.

The provision for loan losses was $31 million, up 24 percent.
The increase in the provision was the result of growth, a change in the mix of the loan portfolio, and a decline in asset quality, primarily relating to several construction and development loans in the senior housing industry and certain large commercial and business loans.

Non-interest income, which consists primarily of income from real estate and insurance activities, loan related fees and service charges on deposits, was $163 million, up 21 percent. The increase was due to increases in mortgage origination, real estate and insurance activities and a focus on fee based products. This was offset by a $2 million loss on the sale of an auto loan portfolio and a $7 million loss on the sale of servicing rights on $9 billion in mortgage loans. The servicing rights were sold to mitigate impairment risk in the declining rate environment.

Non-interest expense was $245 million, up 19 percent. The increase was due to commission related activity, acquisitions in the asset based lending and leasing operations and increased real estate activity.

Operating income was $91 million, up 10 percent due to the factors discussed above.

Corporate, Interest, and Other
Parent Company interest expense was up $1 million due to higher debt outstanding partially offset by lower interest rates.

Income Taxes
The effective tax rate was 41.5 percent compared with 39 percent.
The effective tax rate is based on current expectations of income and expenses for the year 2001. The estimated annual effective tax rate includes federal and state income taxes and the effects of non-deductible goodwill amortization and other items.

Accounting Change
The cumulative effect of adopting Statement of Financial Accounting Standards No. 133, Accounting for Derivative and Hedging Activities, as amended, was to reduce net income by $2 million, net of a deferred tax benefit of $1 million.

Average Shares Outstanding
Average diluted shares outstanding were 49.3 million, down 6 percent due to the effects of the share repurchase programs authorized during the fourth quarter 1999 and the third quarter 2000. The 1999 share repurchase program was completed during August 2000.

Capital Resources and Liquidity

For the first six months ended June 2001

The consolidated net assets invested in the Financial Services Group are subject, in varying degrees, to regulatory rules and regulations. Accordingly, Parent Company and Financial Services capital resources and liquidity are discussed separately.

Parent Company

Operating Activities
Cash from operations was $69 million, down 53 percent due to lower earnings partially offset by a decrease in working capital needs. A $30 million dividend was received from the Financial Services Group.

Investing Activities
Capital expenditures were $109 million and are expected to approximate $190 million for the year 2001. The cost of acquiring the corrugated packaging operations of Chesapeake Corporation and Elgin Corrugated Box Company was $134 million.

Financing Activities
Dividends paid were $32 million or $.32 per share per quarter.   Debt
increased $211 million from year-end levels of which $102 was related to acquisitions. In addition, $200 million of 9.0% term notes were repaid using $100 million of short-term borrowings and $100 million from an existing three-year revolving credit agreement. There were no repurchases of shares under the August 2000 Board of Directors authorization to repurchase 2.5 million shares. To date a total of
 .75 million shares have been repurchased under this authorization.

Other
The Parent Company has sufficient liquidity and capital resources to meet its anticipated needs.

Financial Services

The principal sources of cash for the Financial Services Group are operating cash flows, deposits, and borrowings. The Financial
Services Group uses these funds to invest in earning assets, generally loans and securities.

Operating Activities
Cash from operations was $70 million, down 68 percent. Increases in earnings and in cash for mortgage loans serviced were more than offset by an increase in mortgage loans held for sale.

Investing Activities
Cash provided by investment activities was $348 million. Maturities of securities, net of purchases provided $340 million. Originations and purchases of loans and leases, net of sales used $53 million. Proceeds from the sale of mortgage servicing rights provided $45 million while capital expenditures used $13 million.

Financing Activities
Cash used for financing activities was $489 million. Deposits decreased $929 million while borrowings increased $487 million. The decrease in deposits was due to the competitive markets and a decision to pursue other funding sources such as Federal Home Loan Bank advances. A total of $30 million in dividends was paid to the parent company.

Other
The Financial Services Group has sufficient liquidity and capital resources to meet its anticipated needs. At quarter-end, the savings bank exceeded all applicable regulatory capital requirements. The parent company expects to maintain the savings bank capital at a level that exceeds the minimum required for designation as "well capitalized." From time to time, the parent company may make capital contributions to the savings bank or receive dividends from the savings bank. During the first six months of 2001, the parent company made no contributions to the savings bank and received $30 million in dividends from the savings bank.

 Selected financial and regulatory capital data for the savings bank follows:

                                 Second Quarter       Year End
                                      End
                                      2001              2000
                                     (in millions of dollars)
Balance sheet data
     Total assets                        $14,658           $14,885
     Total deposits                        9,314            10,088
     Shareholder's equity                    985               931


                                    Savings Bank        Regulatory
                                                           Minimum
Regulatory capital ratios
     Tangible capital                       8.4%              2.0%
     Leverage capital                       8.4%              4.0%
     Risk-based capital                    10.9%              8.0%

Energy and Related Matters

Energy costs were approximately $11 million higher compared with second quarter 2000 and $10 million lower compared with first quarter 2001. The company continues to explore alternative arrangements and fuel sources in an effort to contain energy costs.

The energy situation in California has been well publicized. The paper group is a party to a long-term power purchase agreement with Southern California Edison (Edison). Under this agreement, the paper group sold to Edison a portion of its peak electrical generating capacity from a co-generation facility operated in connection with its Ontario mill. During the fourth quarter 2000 and the first quarter 2001, the Ontario mill generated and delivered electricity to Edison but had not been paid. During April 2001, the paper group notified Edison that the long-term power purchase agreement was terminated because of Edison's material breach of the agreement. During the second quarter 2001, the Ontario mill continued to generate and deliver electricity to Edison and has received some partial payments from Edison. At second quarter-end 2001, approximately $5 million is due the paper group under this agreement.

Edison has contested the right of the paper group to terminate the power purchase agreement. The parties are currently in litigation to determine, among other matters, whether the agreement has been terminated and whether the paper group may continue to have access through the interconnection services provided by Edison. In addition, as the owner of a co-generation facility in California, the company is subject to the additional risks associated with any state or federal regulatory actions that may be taken in an effort to address the California energy situation. The company presently believes that any ultimate liability from these legal or regulatory proceedings or rulings would not have a material adverse effect on the business or financial condition of the company.

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

Statistical and other data (a)
                                Second Quarter      First Six Months
                                2001       2000      2001      2000

Net revenues (in millions)
Paper                        $     529  $    533  $  1,041  $  1,053
                                 =====     =====     =====     =====
Building products:
Pine lumber                  $      62  $     57  $    110  $    122
Particleboard                       46        63        93       125
Medium density fiberboard           29        25        55        50
Gypsum wallboard                    12        28        25        60
Fiberboard                          19        19        32        38
Other                               22        32        44        67
                                 -----     -----     -----     -----
  Total building products    $     190  $    224  $    359  $    462
                                 =====     =====     =====     =====

Unit sales

Paper (in thousand tons) (b)       646       685     1,287     1,398
Building products:
Pine lumber - mbf                  176       167       338       345
Particleboard - msf (3/4" basis)   148       178       302       359
Medium density fiberboard -
  msf (3/4" basis)                  75        68       146       137
Gypsum wallboard - msf             153       174       294       352
Fiberboard - msf (1/2" basis)      120       106       199       203

(a) Net revenues and shipments do not include joint venture operations
(b)   Includes boxes sold and open market sales of linerboard

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk:

The company is subject to interest rate risk from the utilization of financial instruments such as adjustable-rate debt and other borrowings as well as the lending and deposit gathering activities of the Financial Services Group. The following table illustrates the estimated effect on pre-tax income of immediate, parallel, and sustained shifts in interest rates for the subsequent 12-month period at second quarter-end of 2001, with comparative information at year-end 2000:

                                     Increase (Decrease) Income
                                            Before Taxes
                                           (in millions)

                               Second Quarter-End       Year-End
  Change in Interest Rates            2001                2000

             +2%                  $  (12)              $  (7)
             +1%                      (2)                 (1)
              0%                       -                   -
             -1%                      (1)                 (1)
             -2%                      (5)                (13)

The change in exposure to interest rate risk from year-end 2000 is primarily due to shorter durations of the Financial Services Group's funding sources.

The operations of the Financial Services Group's savings bank are subject to interest rate risk to the extent that interest-earning assets and interest-bearing liabilities mature or reprice at different times or in differing amounts. Because approximately 91 percent of the savings bank's assets at second quarter-end 2001 have adjustable rates, this risk is significantly mitigated. However, the savings bank is also subject to prepayment risk inherent in a portion of its single-family adjustable-rate mortgage-backed assets. A substantial portion of the savings bank's investments in adjustable-rate mortgage-backed assets have annual and lifetime caps that subject the savings bank to interest rate risk should rates rise above certain levels. From time to time, to optimize net interest income while maintaining acceptable levels of interest rate and liquidity risk, the savings bank may enter into various interest rate contracts to better match assets and liabilities.

Additionally, the fair value of the Financial Services Group's mortgage servicing rights (estimated at $152 million at second quarter-end 2001) is also affected by changes in interest rates. The company estimates that a one percent decline in interest rates from quarter-end levels would decrease the fair value of the mortgage servicing rights by approximately $27 million. During the first quarter 2001, the Financial Services Group sold servicing rights on $9 billion of mortgage loans in order to mitigate this risk. At second quarter-end 2001, the Financial Services Group serviced $11 billion of mortgage loans compared with $19.5 billion at year-end 2000.

Foreign Currency Risk:

The company's exposure to foreign currency fluctuations on its financial instruments is not material because most of these instruments are denominated in U.S. dollars.

Commodity Price Risk:

From time to time the company uses commodity derivative instruments to mitigate its exposure to changes in product pricing and manufacturing costs. These instruments cover a small portion of the company's volume and range in duration from three months to three years. Based on the fair value of these instruments at second quarter-end 2001, the potential loss in fair value resulting from a hypothetical 10 percent change in the underlying commodity prices would not be significant.

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

          None.

Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.


   Regulation S-K
   Exhibit Number


      10.1*        Temple-Inland Inc. Supplemental Executive
                   Retirement Plan.

     * Management contract or compensatory plan or arrangement.

          (b) Reports on Form 8-K. During the three months ended June 30, 2001, the Company did not file a current report on Form 8-K.

                             SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   TEMPLE-INLAND INC.
                                      (Registrant)





Dated:  August 14, 2001       By   /s/ Louis R. Brill
                                      Louis R. Brill
                                      Vice President and
                                      Chief Accounting Officer

                          Index to Exhibits




Regulation S-K                                                 Page
Exhibit Number  Description                                     No.

     10.1       Temple-Inland Inc. Supplemental Executive       33
                Retirement Plan.