Form 10-Q
period 2001-09-29
TEMPLE INLAND INC
filed 2001-11-13
CIK 731939

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q
(Mark One)

[x]   Quarterly Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934 for the Quarterly Period
      Ended     September 29, 2001

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

                              Number of common shares outstanding
          Class                       as of September 29, 2001
     Common Stock (par
     value $1.00 per share)               49,348,946

Page 1 of 35 pages                   The Exhibit Index appears on
                                     page 34 of this report.

                       PART I.  FINANCIAL INFORMATION
                        ITEM 1.  FINANCIAL STATEMENTS


SUMMARIZED STATEMENTS OF INCOME
PARENT COMPANY  (TEMPLE-INLAND INC.)
Unaudited

                                   Third Quarter        First Nine
                                                          Months
                                    2001     2000      2001     2000
                                            (in millions)

NET REVENUES                     $   736  $    739  $  2,136  $ 2,254

COSTS AND EXPENSES
  Cost of sales                      632       620     1,867    1,866
  Selling and administrative          69        58       202      167
  Other (income) expense             (10)       15       (10)      15
                                    ----      ----    ------   ------
                                     691       693     2,059    2,048
                                    ----      ----    ------   ------
                                      45        46        77      206
FINANCIAL SERVICES EARNINGS           43        50       134      133
                                    ----      ----    ------   ------
OPERATING INCOME                      88        96       211      339
  Interest expense                   (23)      (25)      (76)     (77)
                                    ----      ----    ------   ------
INCOME BEFORE TAXES                   65        71       135      262
  Income taxes                       (21)      (28)      (50)    (102)
                                    ----      ----    ------   ------
INCOME BEFORE ACCOUNTING CHANGE       44        43        85      160
  Effect of accounting change          -         -        (2)       -
                                    ----      ----    ------   ------
NET INCOME                       $    44  $     43  $     83  $   160
                                    ====      ====    ======   ======


See notes to consolidated financial statements.

SUMMARIZED BALANCE SHEETS
PARENT COMPANY (TEMPLE-INLAND INC.)
Unaudited
                                             Third
                                            Quarter
                                              End       Year End
                                              2001      2000
                                               (in millions)
ASSETS

Current Assets
  Cash                                    $       2  $       2
  Receivables, net of allowances of $12
    in 2001 and $10 in 2000                     366        320
  Inventories:
    Work in process and finished goods           60         61
    Raw materials                               201        192
                                              -----      -----
                                                261        253
  Prepaid expenses                               24         25
                                              -----      -----
      Total current assets                      653        600

Investment in Temple-Inland Financial         1,152      1,093
  Services

Property and Equipment
  Property and Equipment                      3,492      3,346
  Less allowances for depreciation           (1,906)    (1,822)
                                             ------     ------
                                              1,586      1,524
  Timber and timberlands, net of depletion      460        503
                                             ------     ------
    Total property and equipment              2,046      2,027
Other Assets                                    268        227
                                             ------     ------
    Total Assets                          $   4,119  $   3,947
                                             ======     ======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable                        $     138  $     112
  Other current liabilities                     203        191
                                              -----      -----
    Total current liabilities                   341        303
Long-Term Debt                                1,429      1,381
Other Long-Term Liabilities                     460        430
Shareholders' Equity                          1,889      1,833
                                              -----      -----
    Total Liabilities and Shareholders'   $   4,119  $   3,947
      Equity                                  =====      =====




See notes to consolidated financial statements.

SUMMARIZED STATEMENTS OF CASH FLOW
PARENT COMPANY (TEMPLE-INLAND INC.)
Unaudited


                                                   First Nine
                                                     Months
                                                 2001      2000
                                                  (in millions)

CASH PROVIDED BY (USED FOR) OPERATIONS
  Net income                                  $     83  $    160
  Adjustments:
    Depreciation and depletion                     136       149
    Other (income) expense                          (5)       15
    Unremitted earnings from financial
      services                                    (123)     (105)
    Dividends from financial services               80        50
    Working capital changes                         16       (59)
    Cumulative effect of accounting change           2         -
    Other                                           17        70
                                                  ----      ----
                                                   206       280
                                                  ----      ----
CASH PROVIDED BY (USED FOR) INVESTMENTS
  Capital expenditures for property and
    equipment                                     (154)     (175)
  Acquisitions, net of cash acquired, and
    joint ventures                                (146)      (10)
  Capital contributions to financial services        -       (10)
  Sale of timberland, property and equipment
    and other assets                                64         2
                                                  ----      ----
                                                  (236)     (193)
                                                  ----      ----
CASH PROVIDED BY (USED FOR) FINANCING
  Additions to debt                                275       168
  Payments of debt                                (204)       (6)
  Purchase of stock for treasury                     -      (250)
  Cash dividends paid to shareholders              (47)      (49)
  Other                                              5         2
                                                  ----      ----
                                                    29      (135)
                                                  ----      ----
Effect of exchange rate changes on cash              1         -
                                                  ----      ----
Net decrease in cash                                 -       (48)
Cash at beginning of period                          2        51
                                                  ----      ----
Cash at end of period                         $      2  $      3
                                                  ====      ====




See notes to consolidated financial statements.

SUMMARIZED STATEMENTS OF INCOME
FINANCIAL SERVICES GROUP
Unaudited

                                   Third Quarter        First Nine
                                                          Months
                                    2001     2000      2001     2000
INTEREST INCOME                             (in millions)
  Loans                          $   190  $    224  $    633 $    639
  Securities and other                45        54       154      156
                                    ----      ----      ----     ----
    Total interest income            235       278       787      795
INTEREST EXPENSE
  Deposits                            92       128       321      357
  Borrowed funds                      39        52       147      152
                                    ----      ----      ----     ----
    Total interest expense           131       180       468      509
NET INTEREST INCOME                  104        98       319      286
  Provision for loan losses           (8)       (7)      (39)     (32)
                                    ----      ----      ----     ----
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                     96        91       280      254

NONINTEREST INCOME                    86        69       249      204
NONINTEREST EXPENSE
  Compensation and benefits           65        45       167      125
  Other                               69        61       212      187
                                    ----      ----      ----     ----
    Total noninterest expense        134       106       379      312
INCOME BEFORE MINORITY INTEREST
  AND TAXES                           48        54       150      146
  Minority interest in income of
    consolidated subsidiaries         (5)       (4)      (16)     (13)
                                    ----      ----      ----     ----
INCOME BEFORE TAXES                   43        50       134      133
  Income taxes                        (4)       (9)      (11)     (28)
                                    ----      ----      ----     ----
INCOME BEFORE ACCOUNTING CHANGE       39        41       123      105
  Effect of accounting change          -         -        (1)       -
                                    ----      ----      ----     ----
NET INCOME                       $    39  $     41  $    122 $    105
                                    ====      ====      ====     ====



See notes to consolidated financial statements.

SUMMARIZED BALANCE SHEETS
FINANCIAL SERVICES GROUP
Unaudited


                                           Third
                                          Quarter
                                            End           Year End
                                           2001             2000
                                               (in millions)

ASSETS
Cash and cash equivalents              $       229     $       320
Mortgage loans held for sale                   830             232
Loans and leases receivable, net of
  allowance for losses of $135 in
  2001 and $118 in 2000                     10,111          10,411
Securities available-for-sale                2,825           2,415
Securities held-to-maturity                      -             864
Other assets                                   953           1,082
                                           -------         -------
TOTAL ASSETS                           $    14,948     $    15,324
                                           =======         =======

LIABILITIES
Deposits                               $     8,948     $     9,828
Securities sold under repurchase
  agreements                                   609             595
Federal Home Loan Bank advances              3,187           2,869
Other borrowings                               227             210
Other liabilities                              519             423
Stock issued by subsidiaries                   306             306
                                           -------         -------
TOTAL LIABILITIES                           13,796          14,231
SHAREHOLDERS' EQUITY                         1,152           1,093
                                           -------         -------
TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                               $    14,948     $    15,324
                                           =======         =======



See notes to consolidated financial statements.

SUMMARIZED STATEMENTS OF CASH FLOWS
FINANCIAL SERVICES GROUP
Unaudited


                                                    First Nine Months
                                                     2001       2000
                                                      (in millions)

CASH PROVIDED BY (USED FOR) OPERATIONS
  Net income                                      $     122  $    105
  Adjustments:
    Provision for loan losses                            39        32
    Amortization, depreciation and accretion             52        44
    Mortgage loans held for sale                       (546)       31
    Collections and remittances on loans
       serviced for others, net                          74       (22)
    Cumulative effect of accounting change                1         -
    Other                                                 1        54
                                                      -----     -----
                                                       (257)      244
                                                      -----     -----
CASH PROVIDED BY (USED FOR) INVESTMENTS
  Maturities of securities                              651       381
  Purchases of securities                               (47)     (813)
  Loans originated or acquired, net of
    principal collected                                (357)     (909)
  Sales of loans                                        495       104
  Proceeds from sale of securities
    available-for-sale                                    1         -
  Proceeds from sale of servicing rights                108         -
  Capital expenditures for property and
    equipment                                           (18)      (77)
  Acquisitions, net of cash acquired                    (62)      (19)
  Other                                                  45        11
                                                      -----     -----
                                                        816    (1,322)
                                                      -----     -----
CASH PROVIDED BY (USED FOR) FINANCING
  Net increase (decrease) in deposits                  (847)      717
  Securities sold under repurchase agreements
    and short-term borrowings, net                      337       599
  Additions to debt                                      33        23
  Payments of debt                                      (20)     (162)
  Capital contributions from Parent Company               -        10
  Dividends paid to Parent Company                      (80)      (50)
  Other                                                 (73)       33
                                                      -----     -----
                                                       (650)    1,170
                                                      -----     -----
Net increase (decrease) in cash and cash
  cash equivalents                                      (91)       92
Cash and cash equivalents at beginning of period        320       233
                                                      -----     -----
Cash and cash equivalents at end of period        $     229  $    325
                                                      =====     =====



See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
TEMPLE-INLAND INC. AND SUBSIDIARIES
Unaudited

                                   Third Quarter        First Nine
                                                          Months
                                    2001     2000      2001     2000
                                            (in millions)
REVENUES
  Manufacturing                  $    736  $   739  $  2,136  $ 2,254
  Financial services                  321      347     1,036      999
                                    -----    -----     -----    -----
                                    1,057    1,086     3,172    3,253

COSTS AND EXPENSES
  Manufacturing                       691      693     2,059    2,048
  Financial services                  278      297       902      866
                                    -----    -----     -----    -----
                                      969      990     2,961    2,914
                                    -----    -----     -----    -----
OPERATING INCOME                       88       96       211      339
  Parent company interest             (23)     (25)      (76)     (77)
                                    -----    -----     -----    -----
INCOME BEFORE TAXES                    65       71       135      262
  Income taxes                        (21)     (28)      (50)    (102)
                                    -----    -----     -----    -----
INCOME BEFORE ACCOUNTING CHANGE        44       43        85      160
  Effect of accounting change           -        -        (2)       -
                                    -----    -----     -----    -----
NET INCOME                       $     44  $    43  $     83  $   160
                                    =====    =====     =====    =====


EARNINGS PER SHARE
  Basic:
    Income before accounting
      change                     $   0.90  $  0.87  $   1.72  $  3.11
    Effect of accounting change         -        -      (.04)       -
                                     ----     ----      ----     ----
    Net income                   $   0.90  $  0.87  $   1.68  $  3.11
                                     ====     ====      ====     ====
  Diluted:
    Income before accounting
      change                     $   0.90  $  0.87  $   1.72  $  3.11
    Effect of accounting change         -        -      (.04)       -
                                     ----     ----      ----     ----
    Net income                   $   0.90  $  0.87  $   1.68  $  3.11
                                     ====     ====      ====     ====

Dividends paid per share of
  common stock                   $   0.32  $  0.32  $   0.96  $  0.96
                                     ====     ====      ====     ====


See notes to consolidated financial statements.

CONSOLIDATING BALANCE SHEETS
TEMPLE-INLAND INC. AND SUBSIDIRIES
Third Quarter End 2001
Unaudited


                                             Parent   Financial
                                             Company  Services  Consolidated
                                                    (in millions)
ASSETS
  Cash and cash equivalents                $     2        229       231
  Mortgage loans held for sale                   -        830       830
  Loans and leases receivable, net               -     10,111    10,111
  Securities available-for-sale                  -      2,825     2,825
  Trade and other receivables                  366          -       361
  Inventories                                  261          -       261
  Property and equipment                     2,046        164     2,210
  Other assets                                 292        789     1,057
  Investment in Financial Services           1,152          -         -
                                            ------     ------    ------
    TOTAL ASSETS                           $ 4,119     14,948    17,886
                                            ======     ======    ======

LIABILITIES
  Deposits                                 $     -      8,948     8,948
  Federal Home Loan Bank advances                -      3,187     3,187
  Securities sold under repurchase
    agreements                                   -        609       609
  Other liabilities                            362        519       855
  Long-term debt                             1,429        227     1,656
  Deferred income taxes                        295          -       292
  Postretirement benefits                      144          -       144
  Stock issued by subsidiary                     -        306       306
                                            ------     ------    ------
    TOTAL LIABILITIES                      $ 2,230     13,796    15,997
                                            ------     ------    ------
SHAREHOLDERS' EQUITY
  Preferred stock - par value $1 per share:
    authorized 25,000,000 shares; none issued                         -
  Common stock - par value $1 per share;
    authorized 200,000,000 shares; issued
    61,389,552 shares including shares held
     in the treasury                                                 61
  Additional paid-in capital                                        366
  Accumulated other comprehensive income (loss)                       4
  Retained earnings                                               2,003
                                                                 ------
                                                                  2,434
  Cost of shares held in the treasury:
    12,040,606 shares                                              (545)
                                                                 ------
    TOTAL SHAREHOLDERS' EQUITY                                    1,889
                                                                 ------
TOTAL LIABILITIES AND SHAREHOLDERS'EQUITY                     $  17,886
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

CONSOLIDATED STATEMENT OF CASH FLOWS
TEMPLE-INLAND INC. AND SUBSIDIARIES
Unaudited

                                                First Nine Months
                                                 2001        2000
                                                  (in millions)

CASH PROVIDED (USED FOR) OPERATIONS
  Net income                                  $      83   $    160
  Adjustments:
    Provision for loan losses                        39         32
    Depreciation and depletion                      153        167
    Amortization of goodwill                          8          7
    Amortization and accretion on financial
      instruments                                    23         21
    Mortgage loans held for sale                   (546)        31
    Working capital changes                          16        (59)
    Collections and remittances on loans
      serviced for others, net                       74        (22)
    Cumulative effect of accounting change            2          -
    Other income (expense)                           (5)        15
    Other                                            22        122
                                                  -----      -----
                                                   (131)       474
                                                  -----      -----
CASH PROVIDED BY (USED FOR) INVESTMENTS
  Capital expenditures for property and
    equipment                                      (172)      (252)
  Maturities of securities available-for-sale       651        149
  Maturities of securities held-to-maturity           -        232
  Purchases of securities available-for-sale        (47)      (813)
  Loans originated or acquired, net of
    principal collected                            (357)      (909)
  Proceeds from sale of securities
    available-for-sale                                1          -
  Proceeds from sale of servicing rights            108          -
  Sales of loans                                    495        104
  Acquisitions, net of cash acquired               (196)       (29)
  Proceeds from sale timberland, property and
    equipment and other assets                       90          6
  Other                                               7          7
                                                  -----      -----
                                                    580     (1,505)
                                                  -----      -----

CASH PROVIDED BY (USED FOR) FINANCING
  Additions to debt                                 308        191
  Payments of debt                                 (224)      (168)
  Net increase (decrease) in deposits              (847)       717
  Securities sold under repurchase agreements
    and short-term borrowings, net                  337        599
  Purchase of stock for treasury                      -       (250)
  Cash dividends paid to shareholders               (47)       (49)
  Other                                             (68)        35
                                                  -----      -----
                                                   (541)     1,075
                                                  -----      -----
Effect of exchange rate changes on cash               1          -
                                                  -----      -----
Net increase (decrease) in cash and cash
  equivalents                                       (91)        44
Cash and cash equivalents at beginning of
  period                                            322        284
                                                  -----      -----
Cash and cash equivalents at end of period    $     231   $    328
                                                  =====      =====




See the notes to the consolidated financial statements.

                    TEMPLE-INLAND INC. AND SUBSIDIARIES
                       NOTES TO FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Therefore, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal accruals) considered necessary for a fair presentation have been included. Interim operating results are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the financial statements and footnotes included in, or incorporated into, the Annual Report on Form 10-K of Temple-Inland Inc. (the "company" for the fiscal year ended December 30, 2000.

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

Note B - EARNINGS PER SHARE

Denominators used in computing earnings per share are as follows:

                                   Third Quarter        First Nine
                                                          Months
                                    2001     2000      2001     2000
                                            (in millions)
Denominator for basic earnings
  per share - weighted average
  shares outstanding                49.3      49.7      49.3     51.4

Dilutive effect of stock options       -         -         -        -
                                    ----      ----      ----     ----
Denominator for diluted earnings
  per share                         49.3      49.7      49.3     51.4
                                    ====      ====      ====     ====

NOTE C - COMPREHENSIVE INCOME

Comprehensive income consists of:
                                    Third Quarter       First Nine
                                                          Months
                                    2001     2000      2001     2000
                                             (in millions)

Net income                         $   44 $     43  $    83   $   160

Other comprehensive income, net
  of income taxes:
  Effect of adopting FAS No. 133 -
   Unrealized losses on held-to-
    maturity securities re-
    designated as
    available-for-sale securities       -        -      (16)        -
   Unrealized losses on derivative
    instruments classified as
    cash flow hedges                    -        -       (4)        -
   Unrealized gains (losses) on:
    Available-for-sale securities       5       10       32         6
    Derivative instruments              1        -        1         -
  Foreign currency translation
    adjustments                        (3)       1       (1)        -
                                      ---      ---      ---       ---
Other comprehensive income              3       11       12         6
                                      ---      ---      ---       ---
Comprehensive income               $   47 $     54  $    95   $   166
                                      ===      ===      ===       ===

For the first nine months of 2001, accumulated comprehensive income included $3 million of unrealized after-tax losses on open commodity derivative instruments classified as cash flow hedges. It is expected that $2 million of these unrealized after-tax losses will be recognized over the next 12 months as the hedged transactions are completed. During the third quarter 2001, the parent company recognized a $4 million charge related to the fair value adjustment of an interest rate swap agreement. This charge is included in other expense.

NOTE D - SEGMENT INFORMATION

The company has three reportable segments: Paper, Building Products and Financial Services.

                                     Building Financial   Corporate
(in millions)               Paper    Products Services    and Other   Total


For the third quarter 2001
--------------------------
Revenues from external
   customers              $  534     $  202    $  321      $    -     $ 1,057
Operating income (a)          31         17        43          (3)(b)      88
Financial Services, net
   interest income             -          -       104           -         104
Depreciation, depletion
   and amortization (a)       30         16         8           1          55
-----------------------------------------------------------------------------

For the first nine months 2001
------------------------------
Revenues from external
   customers             $ 1,575    $   561   $ 1,036      $    -     $ 3,172
Operating income (a)          80         17       134         (20)(b)     211
Financial Services, net
   interest income             -          -       319           -         319
Depreciation, depletion
   and amortization (a)       89         46        22           4         161
-----------------------------------------------------------------------------


For the third quarter 2000
--------------------------
Revenues from external
   customers              $  529     $  210    $  347      $    -     $ 1,086
Operating income              57         12        50         (23)(c)      96
Financial Services, net
   interest income             -          -        98           -          98
Depreciation, depletion
   and amortization           33         15         8           2          58
-----------------------------------------------------------------------------

For the first nine months 2000
------------------------------
Revenues from external
   customers             $ 1,582     $  672    $  999      $    -     $ 3,253
Operating income             166         79       133         (39)(c)     339
Financial Services, net
   interest income             -          -       286           -         286
Depreciation, depletion
   and amortization          100         46        23           5         174
-----------------------------------------------------------------------------

(a) Third quarter 2001 includes a $6 million reduction in depreciation expense resulting from a change in the estimated useful lives of certain production equipment, of which $5 million applies to the paper segment and $1 million applies to the building products segment. Reduction in depreciation expense for the first nine months 2001 was $20 million, of which $15 million applies to the paper segment and $5 million applies to the building products segment.
(b) Includes other expense of $15 million, of which $11 applies to the paper segment and $4 million to corporate, and other income of $20 million, which applies to the building products segment.
(c) Includes other expense of $15 million, which applies to the building products segment.

NOTE E - CONTINGENCIES

There are pending against the company and its subsidiaries lawsuits, claims and environmental matters arising in the regular course of business. In addition, the Internal Revenue Service is currently examining the company's consolidated income tax returns for the years 1993 through 1996.

The paper group is a party to a long-term power purchase agreement with Southern California Edison (Edison). Under this agreement, the paper group sold to Edison a portion of its electrical generating capacity from a co-generation facility operated in connection with its Ontario mill. Edison was to pay the paper group for its committed generating capacity and for electricity generated and sold to Edison. During the fourth quarter 2000 and the first quarter 2001, the Ontario mill generated and delivered electricity to Edison but was not paid. During April 2001, the paper group notified Edison that the long-term power purchase agreement was cancelled because of Edison's material breach of the agreement. Edison has contested the right of the paper group to terminate the power purchase agreement. It has also asserted that it is entitled to recover a portion of the payments it made during the term of the agreement from the paper group. The parties are currently in litigation to determine, among other matters, whether the agreement has been terminated and whether the paper group may sell its excess generating capacity to third parties.

The paper group continues to provide power to Edison. The company does not believe that the resolution of these matters will have a material adverse effect on its consolidated operations or financial position.

NOTE F - ACQUISITIONS AND DISPOSITIONS

During September 2001, the company entered into a definitive merger agreement to acquire Gaylord Container Corporation ("Gaylord"). Pursuant to the terms of the agreement, the company commenced cross-conditional tender offers for all of Gaylord's outstanding shares and outstanding 9-3/8% Senior Notes due 2007 (the "9-3/8% Senior Notes"), 9-3/4% Senior Notes due 2007 (the "9-3/4% Senior Notes"), and 9-7/8% Senior Subordinated Notes due 2008 (the "9-7/8% Senior Subordinated Notes" and, collectively with the 9-3/8% Senior Notes and the 9-3/4% Senior Notes, the "Notes"). Certain outstanding bank debt and other senior secured debt obligations of Gaylord will be paid or otherwise satisfied. Assuming that all shares and all Notes are tendered, the total consideration for the transaction is approximately $786 million, consisting of $1.80 per share, or approximately $100 million, to purchase the outstanding shares of Gaylord, and approximately $686 million to acquire all the Notes and to satisfy the bank debt and other senior secured debt obligations. This transaction is contingent upon, among other things: (i) at least two-thirds of the outstanding shares of Gaylord being validly tendered and not withdrawn prior to the expiration date of the offer, and (ii) at least 90% in aggregate principal amount of the outstanding Notes of each series being validly tendered and not withdrawn prior to the expiration of the offer. The transaction is also subject to regulatory approval and satisfaction or waiver of customary closing conditions. On October 29, 2001, the company announced that expiration of its offer to purchase had been extended until midnight, New York City time on Friday, November 9, 2001. On November 12, 2001, the company announced that the expiration of the offer had been further extended until midnight, New York City time on Friday, November
16, 2001.

On October 1, 2001, a lawsuit entitled Absolute Recovery Hedge Fund, L.P., Absolute Recovery Hedge Fund, Ltd. v. Gaylord Container Corp., Temple-Inland Acquisition Corp., Temple-Inland Inc., State Street Bank and Trust Company and Fleet National Bank, was filed in the United States District Court for the Southern District of New York by plaintiffs seeking to assert claims on behalf of a class of all holders (the "Noteholders") of the 9-3/8% Senior Notes and the 9-3/4% Senior Notes. The plaintiffs allege that Gaylord has assumed fiduciary responsibilities to its creditors and that it has breached these duties along with provisions of the indentures related to the 9-3/8% Senior Notes and the 9-3/4% Senior Notes, and breached implied covenants of fair dealing in the indentures related to the 9-3/8% Senior Notes and the 9-3/4% Senior Notes by permitting, facilitating and/or favoring the proposed transaction. The plaintiffs allege that State Street Bank and Trust Company and Fleet National Bank, as trustees under the indentures related to the 9-3/8% Senior Notes and the 9-3/4% Senior
Notes (collectively, the "Trustees") breached their fiduciary duties to the Noteholders. The plaintiffs allege that the company aided and abetted Gaylord's and the Trustees' alleged breaches. The plaintiffs seek, among other requested items of relief, injunctive relief enjoining the defendants from completing the transaction or if consummated, rescission of the transaction, the imposition of a constructive trust on Gaylord's assets for the benefit of its creditors and damages and fees and expenses.

On October 15, 2001, the parties in this litigation agreed to delay, without prejudice, a preliminary injunction hearing scheduled for October 23, 2001, and to suspend discovery and activities related thereto, in order to permit time for additional negotiations among the company, Gaylord and certain holders of the Notes. The parties have further agreed that in the event that an agreement is reached with such holders of Notes as to acceptable terms of the tender offers for the Notes (regardless of whether they are the same or revised terms) that the tender offers for the Notes will be kept open for an additional period of at least twelve days after such revised terms or agreement is publicly announced.

During May 2001, the parent company completed the acquisitions of the corrugated packaging operations of Chesapeake Corporation and Elgin Corrugated Box Company. These operations consist of 12 corrugated converting plants in eight states. The aggregate purchase price of $134 million was allocated to the acquired assets and liabilities based on their fair values with $33 million allocated to goodwill. The operating results of these packaging operations are included in the accompanying summarized financial statements from their acquisition dates. The unaudited pro forma results of operations, assuming these acquisitions had been effected as of the beginning of the applicable fiscal year, would not have been materially different from those reported.

During the third quarter 2001, the parent company recognized a $20 million gain on the sale of 78,000 acres of non-strategic fee and leased timberlands in Georgia for $54 million cash. The parent company also recognized aggregate losses of $11 million related to under-performing assets. These losses included $3 million related to the loss on the sale and closure of two specialty packaging operations; $4 million related to an impairment of an interest in a bottling venture in Puerto Rico; and $4 million related to the sale of a box plant in Chile. In connection with the sale of the box plant in Chile, the parent company recognized a one-time tax benefit of $8 million. Within the parent company summarized statements of income, the $20 million gain is included in other income. Of the $11 million in losses, $6 million related to losses on dispositions of assets is included in other expense and the remainder is included in cost of sales and selling and administrative expenses.

During the third quarter 2000, the parent company recognized a $15 million loss related to the decision to exit the fiber cement business. This loss is included in other expense. The parent company retained $53 million of assets that are leased to a third party. The lease agreement provides for payments of $3.4 million per year over the 19.5-year lease term.

NOTE G - NEW ACCOUNTING PRONOUNCEMENTS AND CHANGES IN ESTIMATES

Derivatives
Beginning January 2001, the company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and

Hedging Activities, as amended. The cumulative effect of adopting this statement was to reduce first quarter 2001 net income by $2 million, or $0.04 per diluted share, and other comprehensive income, a component of shareholders' equity, by $4 million. As permitted by this statement, the company also changed the designation of its portfolio of held-to-maturity securities, which are carried at unamortized cost, to available-for-sale, which are carried at fair value. As a result, the $864 million carrying value of these securities was adjusted to their fair value with a corresponding after-tax reduction of $16 million in other comprehensive income.

Depreciation
Beginning January 2001, the parent company began computing depreciation of certain production equipment using revised estimated useful lives. These revisions ranged from a reduction of several years to a lengthening of up to five years. As a result of this change, third quarter 2001 net income was increased $4 million, or $0.08 per diluted share and first nine months 2001 net income was increased $11 million, or $0.23 per diluted share.

Business Combinations
The company adopted Statement of Financial Accounting Standards No. 141, Business Combinations, on June 30, 2001. This statement requires business combinations to be accounted for using the purchase method.

Goodwill
The company will be required to adopt Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, beginning 2002. Under this statement, amortization of goodwill would be precluded and goodwill would be periodically measured for impairment. The effect of not amortizing goodwill during the year 2001 would be to increase net income by $7 million or $0.14 per diluted share. While the company has not yet determined the effect on earnings or financial position of adopting this statement, it is possible that some portion of the existing goodwill may be impaired.

Other Recently Issued Standards
The company will be required to adopt Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, beginning 2003 and Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, beginning 2002. The company has not yet determined the effect on earnings or financial position of adopting these statements.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Results of Operations
For the quarter and for the first nine months ended September 2001 and 2000.
Summary
Third quarter 2001 revenues were $1.1 billion and net income was $44 million or $0.90 per diluted share compared with $43 million or $0.87 per diluted share for third quarter 2000. Third quarter 2001 net income includes a $4 million or $0.08 per diluted share reduction in depreciation expense resulting from a change in estimated useful lives of certain production equipment. The first nine months 2001 revenues were $3.2 billion and net income was $83 million or $1.68 per diluted share compared with $160 million or $3.11 per diluted share for the first nine months 2000.
The first nine months 2001 net income includes an $11 million or $0.23 per diluted share reduction in depreciation expense and a charge of $2.0 million or $0.04 per diluted share as a result of adopting Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities.

Business Segments
The company manages its operations through three business segments: Paper, Building Products, and Financial Services.
A summary of the results of operations by business segment follows.

                                   Third Quarter        First Nine
                                                          Months
                                   2001      2000      2001     2000
                                            (in millions)
Revenues
Paper                            $    534  $   529  $  1,575 $  1,582
Building Products                     202      210       561      672
Financial Services                    321      347     1,036      999
                                    -----    -----     -----    -----
   Total revenues                $  1,057  $ 1,086  $  3,172 $  3,253
                                    =====    =====     =====    =====

Income
Paper                            $     31  $    57  $     80 $    166
Building Products                      17       12        17       79
Financial Services                     43       50       134      133
                                    -----    -----     -----    -----
  Segment operating income (1)         91      119       231      378
Corporate and other                    (8)      (8)      (25)     (24)
Other (2)                               5      (15)        5      (15)
Parent company interest               (23)     (25)      (76)     (77)
                                    -----    -----     -----    -----
  Income before taxes                  65       71       135      262
Income taxes (2)                      (21)     (28)      (50)    (102)
                                    -----    -----     -----    -----
  Income before accounting change      44       43        85      160
Effect of accounting change             -        -        (2)       -
                                    -----    -----     -----    -----
  Net income                     $     44  $    43  $     83 $    160
                                    =====    =====     =====    =====
(1) Segment operating income for third quarter 2001 and first nine months 2001 includes a $6 million and a $20 million reduction in depreciation expense resulting from a change in the estimated useful lives of certain production equipment. For the third quarter 2001 $5 million applies to

     Paper and $1 million to Building Products. For the first nine months 2001 $15 million applies to Paper and $5 million to Building Products.
(2) Includes a $20 million gain from sale of non-strategic timberlands; a $3 million loss related to the disposal of two specialty packaging operations; a $4 million impairment charge related to an interest in a glass bottling venture in Puerto Rico; a $4 million loss related to the sale of a box plant in Chile; and a $4 million charge related to the fair value adjustment of an interest rate swap agreement. In connection with the sale of the box plant in Chile, a one-time tax benefit of $8 million was recognized.

Each of these business segments is affected by the factors of supply and demand and changes in domestic and global economic conditions, including changes in interest rates, new housing starts, home repair and remodeling activities, and the strength of the U.S. dollar.

Unless otherwise noted, increases or decreases refer to third quarter 2001 amounts compared with third quarter 2000 amounts and first nine months 2001 amounts compared with first nine months 2000 amounts. Third quarter and first nine months 2000 amounts have been reclassified to conform to current year classifications.

For the third quarter 2001

Paper
The Paper Group's revenues were $534 million, up 1 percent. Including the results of the acquired packaging operations, average box prices were up slightly and box shipments were 568,000 tons, up 4 percent (excluding the acquired packaging operations, average box prices and shipments were both down 2 percent). Average linerboard prices were down 10 percent while outside linerboard shipments were up 3 percent. Compared with second quarter 2001, revenues were up 1 percent, with average box prices up 1 percent and box shipments up 3 percent (excluding the acquired packaging operations, average box prices were down 1 percent and box shipments were down 3 percent). Compared with second quarter 2001, linerboard prices were down 4 percent and linerboard shipments were up 16 percent. Domestic box and linerboard prices and shipments continue to be negatively affected by the slowing economy. Export linerboard prices and shipments continue to be negatively affected by the increase in offshore capacity and a strong U.S. dollar.

Production, distribution and administrative costs were $503 million, up 7 percent due to the inclusion of the acquired packaging operations partially offset by declines in the cost of old corrugated containers (OCC) and the positive effect from lower depreciation expense. Energy costs were up $1 million. The costs of OCC, which accounts for 38 percent of the Paper Group's fiber requirements, was down $5 million. OCC was $70 per ton
at quarter end, down 23 percent.   As a result of the lengthening of the
estimated useful lives of certain production equipment, depreciation was reduced by $5 million. Compared with the second quarter 2001, production, distribution and administrative costs were up less than 1 percent. During the third quarter 2001, the Paper Group purchased 43,000 tons of medium from its Newport joint venture.

The mills operated at 89 percent of capacity. Mill production was 546,000 tons, up 2 percent or 9,000 tons. The box plants used 80 percent of the mill containerboard production. The remainder of the mill production was sold in the domestic and export markets. Production was curtailed by 71,000 tons due to market, maintenance and operational reasons, compared with third quarter 2000 curtailments of 83,000 tons and second quarter 2001 curtailments of 76,000 tons. The Paper Group may curtail production in future quarters for these reasons.

Operating income was $31 million, down 46 percent due to the factors discussed above.

During May 2001, the Paper Group completed the acquisitions of the corrugated packaging operations of Chesapeake Corporation and Elgin Corrugated Box Company. These operations consist of 12 corrugated converting plants in eight states. The acquired operations did not contribute significantly to the Paper Group's third quarter 2001 operating income.

The Paper Group is continuing its efforts to enhance return on investment, including reviewing operations that are unable to meet return objectives and determining appropriate courses of action. During the third quarter 2001, the Paper Group disposed of two specialty packaging operations at a loss of $3 million and sold its box plant in Chile at a loss of $4 million. In addition to these disposals, a $4 million impairment charge was recognized related to its interest in a glass bottling venture in Puerto Rico.

Building Products
The Building Products Group's revenues were $202 million, down 4 percent. Higher prices for lumber, up 3 percent, and MDF up 7 percent, were more than offset by lower prices for particleboard, down 14 percent, and gypsum, down 29 percent. Shipments of lumber were up 26 percent while shipments of particleboard were down 10 percent and gypsum down 5 percent. MDF shipments were about even. Compared with second quarter 2001, revenues were up 6 percent. Compared with second quarter 2001, average prices for most products were down except gypsum, up 30 percent, and MDF, up 5 percent. Shipments of lumber and gypsum were up while shipments of MDF were lower. Product pricing and volumes continued to be negatively affected by the slowing domestic economy and overcapacity. Third quarter 2001 operating income includes $8 million in gains resulting from the sales of small tracts of higher value use timberlands compared with $5 million for third quarter 2000 and $3 million for second quarter 2001.

Production, distribution and administrative costs were $185 million, down 7 percent due to lower volumes and the positive effect from lower depreciation expense. As a result of the lengthening of the estimated useful lives of certain production equipment, depreciation was reduced by $1 million. Compared with the second quarter 2001, production, distribution and administrative costs were up about 2 percent.

Production was curtailed to varying degrees in most product lines due to market and operational reasons. Production averaged from a low of 63 percent to a high of 81 percent of capacity in the various product lines. The Building Products Group may curtail production in future quarters for these reasons.

Operating income was $17 million, up 42 percent due to the factors discussed above.

The Building Products Group is continuing its efforts to enhance return on investment, including reviewing operations that are unable to meet return objectives and determining appropriate courses of action. During the third quarter 2001, the Building Products Group sold 78,000 acres of non-strategic fee and leased timberlands for approximately $54 million cash resulting in a pre-tax gain of $20 million.

Financial Services
The Financial Services Group's revenues, consisting of interest and non-interest income, were $321 million, down 7 percent, while operating income was $43 million, down 14 percent. Compared with the second quarter 2001, revenues were down 6 percent while operating income was down 7 percent. Reductions in both revenues and operating income are due to declines in interest rates and loan demand and an increase in competition for deposits.

Net interest income was $104 million, up 6 percent due primarily to an increase in the ratio of net non-interest bearing funding sources to earning assets.

The provision for loan losses was $8 million, up 14 percent. The increase in the provision was the result of a decline in asset quality, primarily related to several construction and development loans in the senior housing industry and certain large commercial and business loans.

Non-interest income, which consists primarily of income from real estate and insurance activities, loan related fees and service charges on deposits, was $86 million, up 25 percent. The change was due to increases in mortgage origination and insurance activities, a $2 million gain from the sale of purchase money second loans and a focus on fee-based products.

Non-interest expense was $134 million, up 26 percent. The increase was primarily due to commission related activity, professional fees related to certain technology projects and increased activity in the leasing operation.

Asset Quality
Several key measures are used to evaluate and monitor the asset quality of the Financial Services Group. These measures include the level of loan delinquencies, nonperforming loans and nonperforming assets.

                                                    Third          Second
                                                   Quarter        Quarter

                                                2001      2000      2001
(in millions of dollars)

Accruing loan past due 30 - 89 days            $ 155      $ 183    $ 164
Accruing loan past due 90 days or more            18          9       27
                                                ----       ----     ----
Accruing loans past due 30 days or more        $ 173      $ 192    $ 191
                                                ====       ====     ====

Nonaccrual loans                               $ 140      $  60    $ 134
Restructured loans                                 -          -        -
                                                ----       ----     ----
     Nonperforming loans                         140         60      134
Foreclosed property                                2          4        2
                                                ----       ----     ----
     Nonperforming assets                      $ 142      $  64    $ 136
                                                ====       ====     ====

Allowance for loan losses                      $ 135      $ 124    $ 135
Net charge-offs                                    8         13       16

Nonperforming loan ratio                        1.37%      0.59%    1.29%
Nonperforming asset ratio                       1.39%      0.63%    1.30%
Allowance for loan losses/total loans           1.32%      1.21%    1.29%
Allowance for loan
  losses/nonperforming loans                   96.22%    205.44%  100.54%

Net loans charged off/average loans             0.30%      0.28%    0.30%


The increase in the level of nonaccrual loans was primarily due to certain large loans in the construction and development and commercial and business portfolios. These nonaccrual loans in the construction and development portfolio are primarily in the senior housing industry and those in the commercial and business portfolio are primarily asset-based transactions. These loans are well collateralized and are being actively monitored.

Corporate, Interest, and Other
Parent company interest expense was down $2 million due to lower interest rates. During the third quarter 2001, the parent company recognized a $4 million charge related to the fair value adjustment of an interest rate swap agreement. This charge is included in other expense.

Income Taxes
The effective tax rate was 32 percent compared with 41 percent in the second quarter 2001. This lower effective tax rate reflects the recognition of a one-time tax benefit of $8 million related to the sale of the box plant in Chile. Without this one-time tax benefit the effective tax rate for the third quarter 2001 would have been 41.5 percent.

Average Shares Outstanding
Average diluted shares outstanding were 49.3 million compared with 49.7 million.

For the first nine months 2001

Paper
The Paper Group revenues were $1.575 billion, down slightly. Including the results of the acquired packaging operations, average box prices were up 3 percent while box shipments were 1,668,000 tons, down slightly. Average linerboard prices were down 3 percent and outside linerboard shipments were down 21 percent.

Production, distribution, and administrative costs were $1.495 billion, up 6 percent due to the inclusion of the acquired packaging operations and higher energy costs partially offset by declines in OCC costs and the
positive effect from lower depreciation expense.   Energy costs were up $33
million due primarily to the higher cost of natural gas. OCC cost was down $30 million. As a result of the lengthening of the estimated useful lives of certain production equipment, depreciation was reduced by $15 million.

The mills operated at 87 percent of capacity. Mill production was 1,606,000 tons, down 12 percent or 210,000 tons. The box plants used 82 percent of the mill containerboard production. The remainder of the mill production was sold in the domestic and export markets. Production was curtailed by 245,000 tons due to market, maintenance, and operational reasons compared with curtailments in the first nine months of 2000 of 178,000 tons. The Paper Group may curtail production in the future for these reasons.

Operating income was $80 million, down 52 percent due to the factors discussed above.

Building Products
The Building Products Group's revenues were $561 million, down 17 percent. Average prices for all products except MDF were down with lumber prices down 5 percent, gypsum down 49 percent, particleboard down 15 percent and fiber products down 7 percent. MDF prices were up 3 percent. Shipments of lumber were up 11 percent while particleboard shipments were down 15 percent and shipments of fiber products were about even. Gypsum shipments were down 13 percent. MDF shipments were up 6 percent. The first nine months 2001 operating income includes $13 million in gains resulting from the sales of small tracts of higher value use timberlands compared with $9 million for the first nine months 2000.

Production, distribution, and administrative costs were $544 million, down 8 percent due to lower volumes and the positive effect from lower depreciation expense partially offset by higher energy costs. As a result of the lengthening of the estimated useful lives of certain production equipment, depreciation was reduced by $5 million. Energy costs were up $3 million due primarily to the higher cost of natural gas.

Production was curtailed to varying degrees in most product lines due to market and operational reasons. Production averaged from a low of 68 percent to a high of 80 percent of capacity in the various product lines. The Building Products Group may curtail production in the future for these reasons.

Operating income was $17 million, down 78 percent due to the factors discussed above.

Financial Services
The Financial Services Group's revenues were $1.036 billion up 4 percent.

Net interest income was $319 million, up 12 percent due to increases in the net interest spread, average earning assets, and the ratio of net non-interest bearing funding sources to earning assets.

The provision for loan losses was $39 million, up 22 percent.
The increase in the provision was the result of a change in the mix of the loan portfolio, and a decline in asset quality, primarily related to several construction and development loans in the senior housing industry and certain large commercial and business loans.

Non-interest income, which consists primarily of income from real estate and insurance activities, loan related fees and service charges on deposits, was $249 million, up 22 percent. This was due to increases in mortgage origination, real estate and insurance activities; a $2 million gain on the sale of purchase money second loans; and a focus on fee-based products. These increases were partially offset by a $2 million loss on the sale of an auto loan portfolio and a $7 million loss on the sale of servicing rights on $9 billion in mortgage loans. The servicing rights were sold to mitigate impairment risk.

Non-interest expense was $379 million, up 21 percent. The increase was primarily due to commission related activity, professional fees related to certain technology projects and increased activity in the leasing and real estate operations.

Operating income was $134 million, up 1 percent due to the factors discussed above.

Corporate, Interest, and Other
Parent company interest expense was down slightly. Lower interest rates more than offset higher levels of average debt outstanding during the year.

Income Taxes
The effective tax rate was 37 percent compared with 39 percent and includes a one-time tax benefit of 4 percent related to the sale of the box plant in Chile during the third quarter 2001. The effective tax rate is based on current expectations of income and expenses for the year 2001. The estimated annual effective tax rate includes federal and state income taxes and the effects of non-deductible goodwill amortization and other items.

Accounting Change
The cumulative effect of adopting Statement of Financial Accounting Standards No. 133, Accounting for Derivative and Hedging Activities, as amended, was to reduce net income by $2 million, net of a deferred tax benefit of $1 million.

Average Shares Outstanding
Average diluted shares outstanding were 49.3 million, down 4 percent due to the effects of the share repurchase programs authorized during the fourth quarter 1999 and the third quarter 2000. The 1999 share repurchase program was completed during August 2000.

Capital Resources and Liquidity

For the first nine months ended September 2001

The consolidated net assets invested in the Financial Services Group are subject, in varying degrees, to regulatory rules and regulations.
Accordingly, Parent Company and Financial Services capital resources and liquidity are discussed separately.

Parent Company

Operating Activities
Cash from operations was $206 million, down 26 percent due to lower earnings partially offset by a decrease in working capital needs. An $80 million dividend was received from the Financial Services Group.

Investing Activities
Capital expenditures were $154 million and are expected to approximate $185 million for the year 2001. The cost of acquiring the corrugated packaging operations of Chesapeake Corporation and Elgin Corrugated Box Company was $134 million.

Financing Activities
Dividends paid were $47 million or $.32 per share per quarter.   Debt
increased $71 million from year-end levels. Debt incurred to finance the acquisitions of the corrugated packaging operations was partially offset by proceeds from the sale of non-strategic fee and leased timberlands and the sale of under-performing assets. During second quarter 2001, $200 million of 9.0% term notes were repaid using $100 million of short-term borrowings and $100 million from an existing three-year revolving credit agreement. There were no repurchases of shares under the August 2000 Board of Directors authorization to repurchase 2.5 million shares. To date a total of .75 million shares have been repurchased under this authorization.

Other
The Parent Company has sufficient liquidity and capital resources to meet its anticipated needs.

Financial Services

The principal sources of cash for the Financial Services Group are operating cash flows, deposits, and borrowings. The Financial Services Group uses these funds to invest in earning assets, generally loans and securities.

Operating Activities
Cash used for operations was $257 million, compared to cash provided by operations in 2000 of $244 million. The change in cash from operations was primarily the result of an increase in mortgage loans held for sale partially offset by increases in earnings and in cash for mortgage loans serviced.

Investing Activities
Cash provided by investment activities was $816 million. Maturities of securities, net of purchases, provided $604 million. Principal collections and sales of loans, net of originations and purchases, provided $138 million. Proceeds from the sale of mortgage servicing rights provided $108 million while capital expenditures used $18 million.

Financing Activities
Cash used for financing activities was $650 million. Deposits decreased $847 million while borrowings increased $350 million. The decrease in deposits was due to the competitive markets and a decision to pursue other funding sources such as Federal Home Loan Bank advances. A total of $80 million in dividends was paid to the parent company.

Other
The Financial Services Group has sufficient liquidity and capital resources to meet its anticipated needs. At quarter-end, the savings bank exceeded all applicable regulatory capital requirements. The parent company expects to maintain the savings bank capital at a level that exceeds the minimum required for designation as "well capitalized." From time to time, the parent company may make capital contributions to the savings bank or receive dividends from the savings bank. During the first nine months of 2001, the parent company made no contributions to the savings bank and received $80 million in dividends from the savings bank.

Selected financial and regulatory capital data for the savings bank follows:

                                 Third Quarter        Year End
                                      End
                                      2001              2000
                                     (in millions of dollars)
Balance sheet data
     Total assets                        $14,399           $14,885
     Total deposits                        9,235            10,088
     Shareholder's equity                    975               931


                                  Savings Bank       Regulatory
                                                      Minimum
Regulatory capital ratios
     Tangible capital                       8.3%              2.0%
     Leverage capital                       8.3%              4.0%
     Risk-based capital                    10.8%              8.0%

Energy and Related Matters

Energy costs were about even for third quarter 2001 compared with third quarter 2000. Energy costs were up $36 million for the first nine months of 2001 compared with first nine months of 2000. Compared with second quarter 2001, energy costs were down by $10 million. The company continues to explore alternative arrangements and fuel sources in an effort to contain energy costs.

The paper group is a party to a long-term power purchase agreement with Southern California Edison (Edison). Under this agreement, the paper group sold to Edison a portion of its electrical generating capacity from a co-generation facility operated in connection with its Ontario mill. Edison was to pay the paper group for its committed generating capacity and for electricity generated and sold to Edison. During the fourth quarter 2000 and the first quarter 2001, the Ontario mill generated and delivered electricity to Edison but was not paid. During April 2001, the paper group notified Edison that the long-term power purchase agreement was cancelled because of Edison's material breach of the agreement. Edison has contested the right of the paper group to terminate the power purchase agreement. It has also asserted that it is entitled to recover a portion of the payments it made during the term of the agreement from the paper group. The parties are currently in litigation to determine, among other matters, whether the agreement has been terminated and whether the paper group may sell its excess generating capacity to third parties.

The paper group continues to provide power to Edison. The company does not believe that the resolution of these matters will have a material adverse effect on its consolidated operations or financial position.

New Accounting Standards

The company adopted Statement of Financial Accounting Standards No. 141, Business Combinations, beginning June 30, 2001. This statement requires all business combinations to be accounted for using the purchase method.

The company will also be required to adopt Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, beginning 2002. Under this statement, amortization of goodwill would be precluded and goodwill would be periodically measured for impairment. The effect of not amortizing goodwill during the year 2001 would be to increase net income by $7 million or $0.14 per diluted share. While the company has not yet determined the effect on earnings or financial position of adopting this statement, it is possible that some portion of the existing goodwill may be impaired.

In addition, the company will also be required to adopt Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, beginning 2003 and Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, beginning 2002. The company has not yet determined the effect on earnings or financial position of adopting these statements.

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

Statistical and other data (a)
                                 Third Quarter         First Nine
                                                         Months
                                2001       2000      2001      2000

Net revenues (in millions)
Paper (b)                    $     534  $    529  $  1,575  $  1,582
                                ======     =====     =====     =====

Building products:
Pine lumber                  $      65  $     51  $    175  $    174
Particleboard                       45        58       138       183
Medium density fiberboard           24        22        79        72
Gypsum wallboard                    16        23        41        83
Fiberboard                          17        16        49        52
Other                               35        40        79       108
                                 -----     -----     -----     -----
  Total building products    $     202  $    210  $    561  $    672
                                 =====     =====     =====     =====
Unit sales

Paper (in thousand tons)(b)(c)     677       653     1,964     2,051
Building products:
Pine lumber - mbf                  199       166       537       511
Particleboard - msf (3/4" basis)   153       170       455       529
Medium density fiberboard -
  msf (3/4" basis)                  60        58       206       195
Gypsum wallboard - msf             165       173       459       525
Fiberboard - msf (1/2" basis)      102        93       301       296

(a)   Net revenues and shipments do not include joint venture operations
(b) Beginning third quarter 2001, includes the results of the corrugated converting plants acquired from Chesapeake Corporation and Elgin Corrugated Box Company
(c)   Includes boxes sold and open market sales of linerboard

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK

Interest Rate Risk:

The company is subject to interest rate risk from the utilization of financial instruments such as adjustable-rate debt and other borrowings as well as the lending and deposit gathering activities of the Financial Services Group. The following table illustrates the estimated effect on pre-tax income of immediate, parallel, and sustained shifts in interest rates for the subsequent 12-month period at third quarter-end 2001, with comparative information at year-end 2000:

                                     Increase (Decrease) Income
                                            Before Taxes
                                           (in millions)

                               Third Quarter-End        Year-End
  Change in Interest Rates            2001                2000

             +2%                     $  10               $  (7)
             +1%                        13                  (1)
              0%                         -                   -
             -1%                       (15)                 (1)
             -2%                       (28)                (13)

The change in exposure to interest rate risk from year-end 2000 is primarily due to changes in the composition of assets and liabilities in the Financial Services Group. The operations of the Financial Services Group are subject to interest rate risk to the extent that interest-earning assets and interest-bearing liabilities mature or reprice at different times and/or in differing amounts. Since year-end 2000 the duration of the liabilities has lengthened while the duration of the assets has shortened. The lengthening of liabilities is the result of significant originations of longer term fixed rate certificates of deposit. The shortened duration of assets is the result of composition changes caused by increased prepayments on the mortgage and mortgage-backed securities portfolios, stemming from the low interest rate environment, and the growth in the commercial loan portfolios. A substantial portion of the Financial Services Group's investments in adjustable-rate mortgage-backed assets have annual and lifetime caps that subject the savings bank to interest rate risk should rates rise above certain levels.

Additionally, the fair value of the Financial Services Group's mortgage servicing rights (estimated at $150 million at third quarter-end 2001) is also affected by changes in interest rates. The company estimates that a one percent decline in interest rates from quarter-end levels would decrease the fair value of the mortgage servicing rights by approximately $32 million. At third quarter-end 2001, the Financial Services Group serviced $11 billion of mortgage loans compared with $19 billion at year-end 2000.

Foreign Currency Risk:

The company's exposure to foreign currency fluctuations on its financial instruments is not material because most of these instruments are denominated in U.S. dollars.

Commodity Price Risk:

From time to time the company uses commodity derivative instruments to mitigate its exposure to changes in product pricing and manufacturing costs. These instruments cover a small portion of the company's volume and range in duration from three months to three years. Based on the fair value of these instruments at third quarter-end 2001, the potential loss in fair value resulting from a hypothetical 10 percent change in the underlying commodity prices would not be significant.

                        PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

          The information set forth in Notes E and F to Notes to Financial Statements in Part I of this report is incorporated by reference thereto.

Item 2.   Changes in Securities and Use of Proceeds.

          None.

Item 3.   Defaults Upon Senior Securities.

          None.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None.

Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

   Regulation S-K
   Exhibit Number

     10.1* Agreement and Plan of Merger, dated as of September 27, 2001, among Temple-Inland Inc.,
                   Temple-Inland Acquisition Corporation and Gaylord Container Corporation.

     10.2* Stockholders Agreement, dated as of September 27, 2001, among Temple-Inland Inc., Temple-Inland
                   Acquisition Corporation and certain stockholders of Gaylord Container Corporation.

     10.3* Stock Option Agreement, dated as of September 27, 2001, between Temple-Inland Inc. and Gaylord
                   Container Corporation.

*Incorporated by reference to the Tender Offer Statement on Schedule TO, filed with the Commission by Temple-Inland Inc. and Temple-Inland
Acquisition Corporation on September 28, 2001, as amended.

          (b) Reports on Form 8-K. During the three months ended September 29, 2001, the company did not file a current report on Form 8-K.

                                SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   TEMPLE-INLAND INC.
                                      (Registrant)





Dated:  November 12, 2001          By   /s/ Louis R. Brill
                                      Louis R. Brill
                                      Vice President and
                                      Chief Accounting Officer