Form 10-K
period 2001-12-29
TEMPLE INLAND INC
filed 2002-02-27
CIK 731939

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

 (Mark One)
    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE FISCAL YEAR ENDED DECEMBER 29, 2001



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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (512) 434-5800

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                TITLE OF EACH CLASS                         NAME OF EACH EXCHANGE ON WHICH REGISTERED
                -------------------                         -----------------------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing sales price of the Common Stock on the New York Stock Exchange on February 25, 2002, was $1,711,179,826. For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant (as indicated in Item 12) are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

     As of February 25, 2002, 49,371,261 shares of Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's definitive proxy statement to be prepared in connection with the Annual Meeting of Shareholders to be held May 3, 2002, are incorporated by reference into Part III of this report.

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

ITEM 1.  BUSINESS

INTRODUCTION

     Temple-Inland Inc. ("Temple-Inland" or the "Company") is a holding company that conducts all of its operations through its subsidiaries. The business of Temple-Inland is divided among three groups:

     - the Paper Group, which manufactures corrugated packaging products,

     - the Building Products Group, which manufactures a wide range of building products and manages the Company's forest resources of approximately 2.1 million acres of timberland in Texas, Louisiana, Georgia, and Alabama, and

     - the Financial Services Group, which consists of savings bank, mortgage banking, real estate, and insurance brokerage activities.

     The Paper Group, which is operated by Inland Paperboard and Packaging, Inc. ("Inland"), is a vertically integrated corrugated packaging operation that consists of:

     - four linerboard mills,

     - one corrugating medium mill,

     - 53 box plants, and

     - eight specialty converting plants.

     The Building Products Group is operated by Temple-Inland Forest Products Corporation ("Temple-Inland FPC") and manufactures a wide range of building products including:

     - lumber,

     - particleboard,

     - medium density fiberboard,

     - gypsum wallboard, and

     - fiberboard

     The Financial Services Group is operated by subsidiaries of Temple-Inland Financial Services Inc. ("Financial Services") and consists of

     - savings bank,

     - mortgage banking,

     - real estate, and

     - insurance brokerage activities.

     The Company's savings bank, Guaranty Bank ("Guaranty"), conducts its business through 152 banking centers in Texas and California. Mortgage banking is conducted through Guaranty Residential Lending, Inc. ("Residential Lending"), a subsidiary of Guaranty that arranges financing of single-family mortgage loans (primarily Fannie Mae, Freddie Mac, and Ginnie Mae), securitizes the loans, and sells the loans into the secondary market. Real estate operations include development of residential subdivisions, as well as the management and sale of income producing properties. Insurance brokerage activities include selling a full range of insurance products.

     Temple-Inland is a Delaware corporation that was organized in 1983. Its principal subsidiaries include

     - Inland Paperboard and Packaging, Inc.,

     - Temple-Inland Forest Products Corporation,

     - Temple-Inland Financial Services Inc.,

     - Guaranty Bank, and

     - Guaranty Residential Lending, Inc.

     Temple-Inland's principal executive offices are located at 1300 MoPac Expressway South, Austin, Texas 78746. Its telephone number is (512) 434-5800. Additional information about the Company may be obtained from Temple-Inland's home page on the Internet, the address of which is http://www.templeinland.com.

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

NARRATIVE DESCRIPTION OF THE BUSINESS

     Temple-Inland is a holding company that conducts all of its operations through its subsidiaries. The business of Temple-Inland is divided among three groups:

     - the Paper Group, which provided 50 percent of Temple-Inland's consolidated net revenues for 2001;

     - the Building Products Group, which provided 17 percent of Temple-Inland's consolidated net revenues for 2001; and

     - the Financial Services Group, which provided 33 percent of Temple-Inland's consolidated net revenues for 2001.

     The following chart presents the ownership structure for the significant subsidiaries of Temple-Inland. It does not contain all the subsidiaries of Temple-Inland, many of which are dormant or immaterial entities. A complete list of the subsidiaries of Temple-Inland is filed as an exhibit to this annual report on Form 10-K. All subsidiaries shown are 100 percent owned by their immediate parent company listed in the chart.

                               TEMPLE-INLAND INC.
                           SELECTED SUBSIDIARY CHART

                         [TEMPLE-INLAND SUBSID. CHART]

     Paper Group. The Paper Group manufactures containerboard that it converts into a complete line of corrugated packaging and point-of-purchase displays. Approximately 17 percent of the containerboard produced by the Paper Group in 2001 was sold in the domestic and export markets. The Paper Group converted the remainder, and containerboard purchased in the domestic markets, into corrugated containers at its box plants. The Paper Group's nationwide network of box plants produces a wide range of products from commodity brown boxes to intricate die cut containers that can be printed with multi-color graphics. Even though the corrugated box business is characterized by commodity pricing, each order for each customer is a custom order. The Paper Group's corrugated boxes are sold to a variety of customers in the food, paper, glass containers, chemical, appliance, and plastics industries, among others.

     The Paper Group's corrugated packaging operation also manufactures litho-laminate corrugated packaging, high graphics folding cartons, and bulk containers constructed of multi-wall corrugated board for extra strength, which are used for bulk shipments of various materials. The Paper Group also manufactures a tear-resistant and water proof paper packaging product under the name Tru-Tech(TM).

     In the corrugated packaging operation, the Paper Group serves about 7,000 customers with approximately 9,000 shipping destinations. The largest single customer accounted for approximately five percent and the ten largest customers accounted for approximately 25 percent of the 2001 corrugated packaging revenues. Costs of freight and customer service requirements necessitate the location of box plants relatively close to customers. Each plant tends to service a market within a 150-mile radius of the plant.

     Sales of corrugated shipping containers track changing population patterns and other demographics. Historically, there has been a correlation between the demand for containers and containerboard and real growth in the United States gross domestic product, particularly the non-durable goods segment.

     The Paper Group is a 50 percent owner in Premier Boxboard Limited LLC, a joint venture that produces light-weight gypsum facing paper and corrugating medium at a plant in Newport, Indiana.

     During May 2001, the Paper Group purchased the converting operations of Chesapeake Corporation and Elgin Corrugated Box Company for an aggregate purchase price of $135 million. These operations consist of 11 corrugated converting plants in eight states. The Paper Group acquired two additional converting plants through its purchase of assets from ComPro Packaging LLC in October 2001 for approximately $9 million. These acquisitions will increase integration for the Paper Group.

     The Company and Gaylord Container Corporation ("Gaylord") have signed a definitive merger agreement pursuant to which Temple-Inland began cross-conditional tender offers for all of Gaylord's outstanding shares and outstanding 9 3/8% Senior Notes due 2007 (the "9 3/8% Senior Notes"), 9 3/4% Senior Notes due 2007 (the "9 3/4% Senior Notes"), and 9 7/8% Senior Subordinated Notes due 2008 (the "9 7/8% Senior Subordinated Notes" and, collectively with the 9 3/8% Senior Notes and the 9 3/4% Senior Notes, the "Notes"). Certain outstanding bank debt and other senior secured debt obligations of Gaylord will be paid or otherwise satisfied. Assuming that all shares and all Notes are tendered, the total consideration for the transaction, excluding any related transaction fees, expenses, and severance amounts, is approximately $847 million, consisting of $1.17 per share, or approximately $65 million, to purchase the outstanding shares of Gaylord, and approximately $782 million to acquire all the Notes and to satisfy the bank debt and other senior secured debt obligations.

     This transaction is contingent upon, among other things: (i) at least two-thirds of the outstanding shares of Gaylord being validly tendered and not withdrawn prior to the expiration date of the offer, and (ii) at least 90% in aggregate principal amount outstanding of each of the 9 3/8% Senior Notes and the 9 3/4% Senior Notes being validly tendered and not withdrawn prior to the expiration of the offer and (iii) at least 82.6% in aggregate principal amount outstanding of the 9 7/8% Senior Subordinated Notes being validly tendered and not withdrawn prior to the expiration of the offer. The transaction is also subject to regulatory approval and satisfaction or waiver of customary closing conditions. Temple-Inland has received a financing commitment from Citibank, N.A. to fund its offer for all outstanding shares of Gaylord, to acquire all the Notes, to satisfy the bank debt and other senior secured debt obligations, and to pay costs and expenses associated with the transaction. The tender offers for the outstanding stock and for the Notes are scheduled to expire on February 28, 2002, but may be extended by Temple-Inland under certain conditions.

     Late in 2001, the Paper Group indefinitely suspended operating the number two machine at its Orange, Texas, mill.

     Building Products Group. The Building Products Group produces lumber, particleboard, medium density fiberboard, gypsum wallboard, and fiberboard. The Building Products Group also manages the Company's 2.1 million acres of timberland, which are located in Texas, Louisiana, Georgia, and Alabama.

     The group sells building products throughout the continental United States and in Canada, with the majority of sales occurring in the southern United States. No significant sales are generated under long-term contracts. Sales of most of these products are made by account managers and representatives to distributors, retailers, and original equipment manufacturer accounts. Approximately 84 percent of particleboard sales are to commercial fabricators, such as manufacturers of cabinets and furniture. The ten largest customers accounted for approximately 30 percent of the Building Products Group's 2001 sales. The building products business is heavily dependent upon the level of residential housing expenditures, including the repair and remodeling market.

     The Building Products Group is a 50 percent owner in two joint ventures:
Del-Tin Fiber LLC, which produces medium density fiberboard at a facility in Arkansas; and Standard Gypsum LP, which produces gypsum wallboard at a plant and related quarry in Texas and a plant in Tennessee.

     During 2001, the Company completed modifications to its facility in Pineland, Texas. This facility now includes a state-of-the-art sawmill and produces veneer products. This change completes the exit from plywood production and permits the Building Products Group to optimize the use of available sawtimber and produce a higher value product.

     Financial Services Group. The Financial Services Group operates a savings bank and engages in mortgage banking, real estate, and insurance brokerage activities.

     Savings Bank. Guaranty is a federally-chartered stock savings bank that conducts its business through 152 banking centers. The 108 Texas banking centers are concentrated in the metropolitan areas of Houston, Dallas/Fort Worth, San Antonio, and Austin, as well as the central and eastern regions of the state. The 44 California banking centers are concentrated in Southern California and the Central Valley. The primary activities of Guaranty include providing deposit products to the general public, investing in single-family adjustable-rate mortgages, lending for the construction of real estate projects and the financing of business operations, and providing a variety of other financial products to consumers and businesses.

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

     In addition to other minimum capital standards, regulations of the Office of Thrift Supervision ("OTS") established to ensure capital adequacy of savings institutions currently require savings institutions to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets and of Tier I capital to adjusted tangible assets. Management of Guaranty believes that as of year end, Guaranty met all capital adequacy requirements. In order to remain in the lowest tier of Federal Deposit Insurance Corporation insurance premiums, Guaranty must meet a leverage capital ratio of at least 5 percent of adjusted total assets. At year end 2001, Guaranty had a leverage capital ratio of 7.82 percent of adjusted total assets.

     Mortgage Banking. The mortgage banking operation of the Financial Services Group is headquartered in Austin, Texas, and originates, warehouses, and services FHA, VA, and conventional mortgage loans primarily on single family residential property. The mortgage banking operation originates mortgage loans for sale into the secondary market through 120 offices located throughout the United States. The Company typically retains the servicing rights on approximately one-third of the loans it originates and sells the remainder to third parties. Servicing operations are centralized in Austin, Texas. At the end of 2001, the mortgage banking operation was servicing $11.4 billion in mortgage loans. The mortgage banking operation produced $7.6 billion in mortgage loans during 2001.

     Real Estate. The Financial Services Group is involved in the development of 48 residential subdivisions in Texas, California, Colorado, Florida, Georgia, Missouri, Tennessee, and Utah. Real estate activities also include ownership of ten commercial properties, including properties owned by subsidiaries through joint venture interests.

     Insurance Brokerage. Subsidiaries of the Financial Services Group are engaged in the brokerage of commercial and personal lines of property, casualty, life, and group health insurance products. One of these subsidiaries is an insurance agency that administers the marketing and distribution of several mortgage-related personal life, accident, and health insurance programs. This agency also acts as the risk manager of Temple-Inland. An affiliate of the insurance agency sells annuities through Guaranty.

RAW MATERIALS

     The Company's main raw material resource is timber, with approximately 2.1 million acres of owned and leased timberland located in Texas, Louisiana, Alabama, and Georgia. In 2001, wood fiber required for the Company's paper and wood products operations was produced from these lands and as a by-product of its solid wood operations to the extent shown on the following chart:

                            WOOD FIBER REQUIREMENTS

                                                               PERCENTAGE
                                                                SUPPLIED
RAW MATERIALS                                                  INTERNALLY
-------------                                                  ----------
Sawtimber...................................................       67%
Pine Pulpwood...............................................       62%

     The balance of the wood fiber required for these operations was purchased from numerous landowners and other lumber companies.

     Linerboard and corrugating medium are the principal materials used by Inland to make corrugated boxes. The mills at Rome, Georgia, and Orange, Texas, are solely linerboard mills. The Ontario, California, and Maysville, Kentucky, mills are traditionally linerboard mills, but can be used to manufacture corrugating medium. The New Johnsonville, Tennessee, mill is solely a corrugating medium mill. The principal raw material used by the Rome, Georgia, and Orange, Texas, mills is virgin fiber. The Ontario, California, and Maysville, Kentucky, mills use only old corrugated containers ("OCC"). The mill at New Johnsonville, Tennessee, uses a combination of virgin fiber and OCC. In 2001, OCC represented approximately 38 percent of the total fiber needs of the Company's containerboard operations. The price of OCC may exhibit volatility due to normal supply and demand fluctuations for the raw material and for the finished product. OCC is purchased by the Company and its competitors on the open market from numerous suppliers. Price fluctuations reflect the competitiveness of these markets. The Company's historical grade patterns produce more linerboard and less corrugating medium than is converted at the Company's box plants. The deficit of corrugating medium is obtained through open market purchases and/or trades and the excess linerboard is sold in the open market.

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

ENERGY

     Electricity and steam requirements at the Company's manufacturing facilities are either supplied by a local utility or generated internally through the use of a variety of fuels, including natural gas, fuel oil, coal, wood bark, and in some instances, waste products resulting from the manufacturing process. By utilizing these waste products and other wood by-products as a biomass fuel to generate electricity and steam, the Company was able to generate approximately 63 percent of its energy requirements at its mills in Rome, Georgia, and Orange, Texas, during 2001. In most cases where natural gas or fuel oil is used as a fuel, the Company's facilities possess a dual capacity enabling the use of either fuel as a source of energy.

     The natural gas needed to run the Company's natural gas fueled power boilers, package boilers, and turbines is acquired pursuant to a multiple vendor solicitation process that provides for the purchase of gas on an interruptible basis at rates favorable to spot market rates.

     Energy costs began rising during the second quarter of 2000. This trend continued through the remainder of 2000 and into the first half of 2001. In some instances, the Company elected to take downtime at certain of its manufacturing facilities rather than pay the significantly higher energy prices. The Company continues to explore alternative arrangements and fuel sources in an effort to contain energy costs.

     The Paper Group is a party to a long-term power purchase agreement with Southern California Edison ("Edison"). Under this agreement, the Paper Group sold to Edison a portion of its electrical generating capacity from a co-generation facility operated in connection with its Ontario, California, mill. Edison was to pay the Paper Group for its committed generating capacity and for electricity generated and sold to Edison. During the fourth quarter 2000 and the first quarter 2001, the Ontario mill generated and delivered electricity to Edison but was not paid. During April 2001, the Paper Group notified Edison that the long-term power purchase agreement was cancelled because of Edison's material breach of the agreement. Edison has contested the right of the Paper Group to terminate the power purchase agreement. It has also asserted that it is entitled to recover a portion of the payments it made during the term of the agreement from the Paper Group. The parties are currently in litigation to determine, among other matters, whether the agreement has been terminated and whether the Paper Group may sell its excess generating capacity to third parties.

     The Paper Group continues to provide power to Edison and has received some payments from Edison. The Company does not believe that the resolution of these matters will have a material adverse effect on its consolidated operations or financial position.

EMPLOYEES

     At December 29, 2001, the Company and its subsidiaries had approximately 16,500 employees. Approximately 4,200 of these employees are covered by collective bargaining agreements. These agreements generally run for a term of three to six years and have varying expiration dates. The following table summarizes certain information about the collective bargaining agreements that cover a significant number of employees:

LOCATION                    BARGAINING UNIT(S)         EMPLOYEES COVERED        EXPIRATION DATES
--------                    ------------------         -----------------        ----------------
Linerboard Mill, Orange,  Paper,                   168 Hourly Production        July 31, 2005
  Texas                   Allied-Industrial,       Employees and 116 Hourly
                          Chemical and Energy      Maintenance Employees
                          Workers Intl. ("PACE"),
                          Local 1398, and PACE,
                          Local 391
Linerboard Mill, Rome,    PACE, Local 804,         317 Hourly Production        July 31, 2006
  Georgia                 International            Employees, 39 Electrical
                          Brotherhood of           Maintenance Employees, and
                          Electrical Workers       161 Hourly Maintenance
                          ("IBEW"), Local 613,     Employees
                          United Association of
                          Journeymen &
                          Apprentices of the
                          Plumbing & Pipefitting
                          Industry of the U.S.
                          and Canada, Local 72,
                          and International
                          Association of
                          Machinists & Aerospace
                          Workers, Local 414

LOCATION                    BARGAINING UNIT(S)         EMPLOYEES COVERED        EXPIRATION DATES
--------                    ------------------         -----------------        ----------------
Evansville, Indiana,      PACE, Local 1046, PACE,  101, 106, and 110 Hourly     April 30, 2002
  Louisville, Kentucky,   Local 1737,and PACE,     Production Employees,
  and Middletown, Ohio,   Local 114, respectively  respectively
  Box Plants ("Northern
  Multiple")
Rome, Georgia, and        PACE Local 838 and PACE  132 and 106 Hourly           December 1, 2003
  Orlando, Florida, Box   Local 834, respectively  Production Employees,
  Plants ("Southern                                respectively
  Multiple")

     The Company has additional collective bargaining agreements with the employees of various of its other box plants, mills, and building products plants. These agreements each cover a relatively small number of employees and are negotiated on an individual basis at each such facility.

     The Company considers its relations with its employees to be good.

ENVIRONMENTAL PROTECTION

     The operations conducted by the subsidiaries of the Company are subject to federal, state, and local provisions regulating the discharge of materials into the environment and otherwise related to the protection of the environment. Compliance with these provisions, primarily the Federal Clean Air Act, Clean Water Act, Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), as amended by the Superfund Amendments and Reauthorization Act of 1986 ("SARA"), and Resource Conservation and Recovery Act ("RCRA"), has required the Company to invest substantial funds to modify facilities to assure compliance with applicable environmental regulations. Capital expenditures directly related to environmental compliance totaled approximately $17 million during 2001. This amount does not include capital expenditures for environmental control facilities made as part of major mill modernizations and expansions or capital expenditures made for another purpose that have an indirect benefit on environmental compliance.

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

     Future expenditures for environmental control facilities will depend on new laws and regulations and other changes in legal requirements and agency interpretations thereof, as well as technological advances. The Company expects the prominence of environmental regulation to continue for the foreseeable future. Given these uncertainties, the Company currently estimates that capital expenditures for environmental purposes during the period 2002 through 2004 will average approximately $12 million each year, excluding expenditures related to the programs discussed below. The estimated expenditures could be significantly higher if more stringent laws and regulations are implemented.

     On April 15, 1998, the U.S. Environmental Protection Agency (the "EPA") issued extensive regulations governing air and water emissions from the pulp and paper industry (the "Cluster Rule"). Compliance with various phases of the Cluster Rule will be required at certain intervals over the next few years. According to the EPA, the technology standards in the Cluster Rule will cut the industry's toxic air pollutant emissions by almost 60 percent. The estimated capital expenditures disclosed above include expenditures needed to comply with the Cluster Rule. The Company has incurred approximately $15 million toward Cluster Rule compliance through the end of 2001, excluding such expenditures related to discontinued operations. Future expenditures related to Cluster Rule compliance are not expected to be material.

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

     Future national emission standards for HAPs will apply to facilities that are major sources in the plywood and composite wood products ("PCWP") industry. The proposed standard would limit emissions of HAPs including acetaldehyde, acrolein, formaldehyde, methanol, phenol, and other HAPs. EPA estimates that implementation of the proposed standards would reduce HAP emissions from the PCWP source category industry-wide by approximately 11,000 tons per year. In addition, the proposed standards would reduce emissions of volatile organic compounds ("VOCs") industry-wide by approximately 27,000 tons per year. The estimated capital costs for the Company of these proposed standards are approximately $25 million over the next five years.

     The Company utilizes landfill operations to dispose of non-hazardous waste at three paperboard and two building products mill operations. At year-end 2001, the Company estimated the undiscounted total costs it could probably incur to ensure proper closure of these landfills over the next 25 years to be about $14 million, which is being accrued over the estimated lives of the landfills.

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

     The corrugated packaging industry is highly competitive with almost 1,500 box plants in the United States. Box plants operated by Inland and its subsidiaries accounted for approximately eight percent of total industry shipments during 2001. Although corrugated packaging is dominant in the national distribution process, Inland's products also compete with various other packaging materials, including products made of paper, plastics, wood, and metals.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below are the names, ages, and titles of the persons who serve as executive officers of the Company:

NAME                       AGE                         OFFICE
----                       ---                         ------
Kenneth M. Jastrow,        54    Chairman of the Board and Chief Executive Officer
  II....................
William B. Howes........   64    Executive Vice President
Harold C. Maxwell.......   61    Executive Vice President
Bart J. Doney...........   52    Group Vice President
Kenneth R. Dubuque......   53    Group Vice President
James C. Foxworthy......   50    Group Vice President
Dale E. Stahl...........   54    Group Vice President
Jack C. Sweeny..........   55    Group Vice President
M. Richard Warner.......   50    Chief Administrative Officer, Vice President, and
                                 General Counsel
Randall D. Levy.........   50    Chief Financial Officer
Louis R. Brill..........   60    Vice President and Chief Accounting Officer
Scott Smith.............   47    Chief Information Officer
Doyle R. Simons.........   38    Vice President -- Administration
David W. Turpin.........   51    Treasurer
Leslie K. O'Neal........   46    Assistant General Counsel and Secretary

     Kenneth M. Jastrow, II became Chairman of the Board and Chief Executive Officer of the Company on January 1, 2000. Mr. Jastrow previously served the Company in various capacities since 1991, including President, Chief Operating Officer, Chief Financial Officer, and Group Vice President. He also serves as Chairman of the Board of Financial Services, Chairman of the Board of Guaranty, and a Director of each of Temple-Inland FPC and Inland.

     William B. Howes, who was named Executive Vice President and a Director in August 1996, became a Group Vice President of the Company and the Chairman of the Board of Inland in July 1993 after serving as the President and Chief Operating Officer of Inland since April 1992. From August 1990 until April 1992, Mr. Howes was the Executive Vice President of Inland.

     Harold C. Maxwell became Executive Vice President of the Company in February 2000 after serving as Group Vice President since May 1989. In March 1998, Mr. Maxwell was named Chairman of the Board and Chief Executive Officer of Temple-Inland FPC after having served as Group Vice President -- Building Products of Temple-Inland FPC since November 1982.

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

     Dale E. Stahl became Group Vice President of the Company in July 2000 and serves as the President and Chief Executive Officer of Inland. Mr. Stahl served as President and Chief Operating Officer of Gaylord Container Corporation for twelve years prior to joining the Company in 2000.

     Jack C. Sweeny became a Group Vice President of the Company in May 1996. He also serves as President and Chief Operating Officer and a Director of Temple-Inland FPC. From November 1982 through May 1996, Mr. Sweeny served as a Vice President of Temple-Inland FPC and as Executive Vice President from May 1996 to February 2002.

     M. Richard Warner became Vice President and General Counsel of the Company in June 1994 and was named Chief Administrative Officer in May 1999.

     Randall D. Levy became Chief Financial Officer of the Company in May 1999. Mr. Levy joined Guaranty in 1989 serving in various capacities, including Treasurer and most recently as Chief Operating Officer since 1994.

     Louis R. Brill became Vice President and Controller of the Company in December 1999 and was named Chief Accounting Officer in May 2000. Before joining the Company in 1999, Mr. Brill was a partner of Ernst & Young LLP for 25 years.

     Scott Smith became Chief Information Officer of the Company in February 2000. Prior to that, Mr. Smith was Treasurer of Guaranty from November 1993 to December 1999 and Chief Information Officer of Financial Services from August 1995 to June 1999. Mr. Smith also serves as the Chief Financial Officer of Guaranty.

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

ITEM 2.  PROPERTIES

     The Company owns and operates manufacturing facilities throughout the United States, five converting plants in Mexico, and a box plant in Puerto Rico. Additional descriptions as of year-end of selected properties are set forth in the following charts:

                              CONTAINERBOARD MILLS

                                                                              RATED
                                                                 NUMBER OF    ANNUAL
LOCATION                                   PRODUCT               MACHINES    CAPACITY   PRODUCTION
--------                                   -------               ---------   --------   ----------
                                                                                   (IN TONS)
Ontario, California...........  Linerboard                           1       330,000     247,000
Rome, Georgia.................  Linerboard                           2       810,000     670,000
Orange, Texas.................  Linerboard                           2       580,000     569,000
Maysville, Kentucky...........  Linerboard                           1       405,000     399,000
New Johnsonville, Tennessee...  Medium                               1       265,000     255,000
Newport, Indiana*.............  Medium and gypsum facing paper       1       246,000     199,000

---------------

* The table shows the full capacity of this facility that is owned by a joint venture in which a subsidiary of the Company has a 50 percent interest.

                          CORRUGATED CONTAINER PLANTS*

                                                                              DATE
                                                              CORRUGATOR   ACQUIRED OR
LOCATION                                                         SIZE      CONSTRUCTED
--------                                                      ----------   -----------
Fort Smith, Arkansas........................................   87inches       1977
Fort Smith, Arkansas(1)***..................................     None         1996
Bell, California............................................   97inches       1972
El Centro, California(1)....................................   87inches       1990
Ontario, California.........................................   87inches       1985
Santa Fe Springs, California................................   97inches       1972
Tracy, California**.........................................   87inches       1986
Wheat Ridge, Colorado.......................................   87inches       1977
Orlando, Florida............................................   98inches       1955
                                                              87inches &
Rome, Georgia**.............................................   98inches       1955
Chicago, Illinois...........................................  87inches0       1957
Elgin, Illinois.............................................  78inches0       2001
Elgin, Illinois.............................................     None         2001
Crawfordsville, Indiana.....................................   98inches       1971
Evansville, Indiana.........................................   98inches       1938
St. Anthony, Indiana***.....................................     None         2001
Garden City, Kansas.........................................   96inches       1981
Kansas City, Kansas.........................................   87inches       1981
Louisville, Kentucky........................................   92inches       1958
Louisville, Kentucky........................................   87inches       2001
Minden, Louisiana...........................................   98inches       1986
Minneapolis, Minnesota......................................   87inches       1986
Hattiesburg, Mississippi....................................   87inches       1965
St. Louis, Missouri.........................................   87inches       1963
Milltown, New Jersey(1)***..................................     None         2000
Spotswood, New Jersey.......................................   87inches       1963
Binghamton, New York........................................   87inches       2001
Buffalo, New York***........................................     None         2001
Scotia, New York***.........................................     None         2001
Utica, New York***..........................................     None         2001
Warren County, North Carolina...............................   98inches       2001
Madison, Ohio...............................................     None         2001
Middletown, Ohio............................................   98inches       1930
Streetsboro, Ohio...........................................   98inches       1997
Biglerville, Pennsylvania...................................   98inches       1955
Hazleton, Pennsylvania......................................   98inches       1976
Littlestown, Pennsylvania***................................     None         2001
Scranton, Pennsylvania......................................   63inches       2001
Vega Alta, Puerto Rico......................................   87inches       1971
Lexington, South Carolina...................................   98inches       1978
Rock Hill, South Carolina...................................   87inches       1972
Ashland City, Tennessee(1)***...............................     None         1999

                                                                              DATE
                                                              CORRUGATOR   ACQUIRED OR
LOCATION                                                         SIZE      CONSTRUCTED
--------                                                      ----------   -----------
Elizabethton, Tennessee.....................................   98inches       1982
Elizabethton, Tennessee(1)***...............................     None         1990
Dallas, Texas...............................................   98inches       1962
Edinburg, Texas.............................................   87inches       1988
Petersburg, Virginia........................................   87inches       1991
Petersburg, Virginia(1)***..................................     None         1998
San Jose Iturbide, Mexico...................................   87inches       1994
Monterrey, Mexico...........................................   87inches       1993
Los Mochis, Sinaloa, Mexico.................................   80inches       1995
Guadalajara, Mexico(1)***...................................     None         2000
Tiajuana, Mexico***.........................................     None         2001

---------------

  * The annual capacity of Inland's box plants is not given because such annual capacity is a function of the product mix, customer requirements and the type of converting equipment installed and operating at each plant, each of which varies from time to time.

 ** The Tracy, California, and Rome, Georgia, plants each contain two corrugators.

*** Sheet plants.

 (1) Leased facilities.

     Additionally, Inland owns a fulfillment center in Gettysburg, Pennsylvania, a graphics resource center in Indianapolis, Indiana, that has a 100" preprint press and also leases 50 warehouses located throughout much of the United States. Inland owns specialty converting plants in Santa Fe Springs, California; Harrington, Delaware; Indianapolis, Indiana; and Linden, New Jersey, and leases specialty converting plants in Buena Park, Santa Fe Springs, Ontario, and Union City, California.

                               BUILDING PRODUCTS

                                                                                    RATED ANNUAL
DESCRIPTION                                                       LOCATION            CAPACITY
-----------                                                  -------------------   ---------------
                                                                                   (IN MILLIONS OF
                                                                                     BOARD FEET)
Lumber.....................................................  Diboll, Texas               181*
Lumber.....................................................  Pineland, Texas             200
Lumber.....................................................  Buna, Texas                 198
Lumber.....................................................  Rome, Georgia               147
Lumber.....................................................  DeQuincy, Louisiana         198

---------------

* Includes separate finger jointing capacity of 10 million board feet.

                                                                                    RATED ANNUAL
DESCRIPTION                                                    LOCATION               CAPACITY
-----------                                           --------------------------   ---------------
                                                                                   (IN MILLIONS OF
                                                                                    SQUARE FEET)
Fiberboard..........................................  Diboll, Texas                      460
Particleboard.......................................  Monroeville, Alabama               145
Particleboard.......................................  Thomson, Georgia                   145
Particleboard.......................................  Diboll, Texas                      145
Particleboard.......................................  Hope, Arkansas                     220
Particleboard(1)....................................  Mt. Jewett, Pennsylvania           200
Gypsum Wallboard....................................  West Memphis, Arkansas             440
Gypsum Wallboard....................................  Fletcher, Oklahoma                 460
Gypsum Wallboard*...................................  McQueeney, Texas                   400
Gypsum Wallboard*...................................  Cumberland City, Tennessee         700
Medium Density Fiberboard...........................  Clarion, Pennsylvania              135
Medium Density Fiberboard...........................  Pembroke, Ontario, Canada          135
Medium Density Fiberboard*..........................  El Dorado, Arkansas                150
Medium Density Fiberboard(1)........................  Mt. Jewett, Pennsylvania           100

---------------

* The table shows the full capacity of this facility that is owned by a joint venture in which a subsidiary of the Company has a 50 percent interest.

(1) Leased facilities.

                            TIMBER AND TIMBERLANDS*
                                   (IN ACRES)

Pine Plantations............................................  1,301,851
Natural Pine................................................    107,586
Hardwood....................................................    121,115
Special Use/Non-Forested....................................    530,369
                                                              ---------
Total.......................................................  2,060,921
                                                              =========

---------------

 *  Includes approximately 231,394 acres of leased land.

     During 2001, the Company completed a major study of its forests, which led to the following classifications: strategic timberland, non-strategic timberland, and high-value land (with real estate development potential). Based on the study, 1,800,000 acres has been identified as strategic, 110,000 acres as non-strategic, and 160,000 acres as high-value with the potential for real estate development.

     During the year, the Company sold 78,000 acres of non-strategic land. The remaining non-strategic land will be sold over time. A group of real estate professionals has been assembled in Atlanta, Georgia, to manage the 160,000 acres of high-value land. The remaining 1,800,000 acres of strategic timberland are important to the Company's converting operations and play a key role in the Company's competitiveness and ability to meet environmental certification requirements relating to sound forest management techniques and chain of custody.

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

     The Company also owns 388,000 mineral acres in Texas and Louisiana. Revenue from lease and production activities on these acres totaled $10.5 million in 2001. Additionally, the Company owns 395,830 mineral acres in Alabama and Georgia, which produced no lease or production revenue in 2001.

     At year end 2001, property and equipment having a net book value of approximately $14 million were subject to liens in connection with $46 million of debt.

ITEM 3.  LEGAL PROCEEDINGS

GENERAL

     The Company and its subsidiaries are involved in various legal proceedings that have arisen from time to time in the ordinary course of business. In the opinion of the Company's management, the effect of such proceedings will not be material to the business or financial condition of the Company and its subsidiaries.

     On May 14, 1999, Inland was named as a defendant in a Consolidated Class Action Complaint that alleged a civil violation of Section 1 of the Sherman Act. The suit, captioned Winoff Industries, Inc. v. Stone Container Corporation, MDL No. 1261 (E.D. Pa.), names Inland and nine other linerboard manufacturers as defendants. The complaint alleges that the defendants, during the period from October 1, 1993, through November 30, 1995, conspired to limit the supply of linerboard, and that the purpose and effect of the alleged conspiracy was artificially to increase prices of corrugated containers. The plaintiffs have moved to certify a class of all persons in the United States who purchased corrugated containers directly from any defendant during the above period, and seek treble damages and attorneys' fees on behalf of the purported class. The Court granted plaintiffs' motion on September 4, 2001, but modified the proposed class to exclude those purchasers whose prices were "not tied to the price of linerboard." The defendants have filed a petition, currently pending before the Court of Appeals for the Third Circuit, seeking leave to appeal the Court's ruling. The case is currently set for trial in January 2003. The Company believes that the plaintiffs' allegations have no merit and intends to defend against the suit vigorously. The Company does not believe that the outcome of this litigation should have a material adverse effect on its financial position, results of operations, or cash flow.

ENVIRONMENTAL

     The facilities of the Company are periodically inspected by environmental authorities and must file periodic reports on the discharge of pollutants with these authorities. Occasionally, one or more of these facilities may have operated in violation of applicable pollution control standards, which could subject the facilities to fines or penalties in the future. Management believes that any fines or penalties that may be imposed as a result of these violations will not have a material adverse effect on the Company's earnings or competitive position. No assurance can be given, however, that any fines levied against the Company in the future for any such violations will not be material.

     Under CERCLA, liability for the cleanup of a Superfund site may be imposed on waste generators, site owners and operators, and others regardless of fault or the legality of the original waste disposal activity. While joint and several liability is authorized under CERCLA, as a practical matter, the cost of cleanup is generally allocated among the many waste generators. Subsidiaries of the Company are parties to nine proceedings relating to the cleanup of hazardous waste sites under CERCLA and similar state laws, excluding sites to which the Company's records disclose no involvement or as to which the Company's potential liability has finally been determined. The subsidiaries have conducted investigations of the sites and in certain instances believe that there is no basis for liability and have so informed the governmental entities. The internal investigations of the remaining sites indicate that the portion of the remediation costs for these sites to be allocated to the Company are approximately $2 million and should not have a material impact on the Company. There can be no assurance that subsidiaries of the Company will not be named as potentially responsible parties at additional Superfund sites in the future or that the costs associated with the remediation of those sites would not be material.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     The Common Stock of the Company is traded in the New York Stock Exchange and The Pacific Exchange. The table below sets forth the high and low sales price for the Common Stock during each fiscal quarter in the two most recent fiscal years.

                                               2001                                 2000
                                 ---------------------------------    --------------------------------
                                     PRICE RANGE                        PRICE RANGE
                                 --------------------                 ---------------
                                  HIGH          LOW      DIVIDENDS    HIGH        LOW        DIVIDENDS
                                 ------        ------    ---------    ----        ---        ---------
First Quarter..................  $57.38        $40.35      $0.32      $67 11/16   $43 3/4      $0.32
Second Quarter.................  $56.80        $41.95      $0.32      $57 1/2     $40 15/16    $0.32
Third Quarter..................  $62.15        $43.90      $0.32      $47 5/8     $37 1/16     $0.32
Fourth Quarter.................  $59.55        $45.68      $0.32      $55 1/2     $34 5/8      $0.32
                                                           -----                               -----
For the Year...................  $62.15        $40.35      $1.28      $67 11/16   $34 5/8      $1.28
                                                           =====                               =====

SHAREHOLDERS

     The Company's stock transfer records indicated that as of February 25, 2002, there were approximately 5,560 holders of record of the Common Stock.

DIVIDEND POLICY

     As indicated above, the Company paid quarterly dividends during each of the two most recent fiscal years in the amounts shown. On February 1, 2002, the Board of Directors declared a quarterly dividend on the Common Stock of $0.32 per share payable on March 15, 2002, to shareholders of record on March 1, 2002. The quarterly dividend has been $0.32 per share since the dividend paid September 13, 1996. The Board will review its dividend policy periodically, and the declaration of dividends will necessarily depend upon earnings and financial requirements of the Company and other factors within the discretion of its Board of Directors.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                               FOR THE YEAR
                                                              -----------------------------------------------
                                                               2001      2000      1999      1998      1997
                                                              -------   -------   -------   -------   -------
                                                                      (IN MILLIONS EXCEPT PER SHARE)
Revenues
  Paper.....................................................  $ 2,082   $ 2,092   $ 1,869   $ 1,707   $ 1,768
  Building Products.........................................      726       836       837       660       662
  Financial Services........................................    1,364     1,369     1,116     1,036       923
                                                              -------   -------   -------   -------   -------
Total revenues..............................................  $ 4,172   $ 4,297   $ 3,822   $ 3,403   $ 3,353
                                                              =======   =======   =======   =======   =======
Segment Operating Income
  Paper.....................................................  $   107   $   207   $   104   $    39   $   (53)
  Building Products.........................................       13        77       189       118       136
  Financial Services........................................      184       189       138       154       132
                                                              -------   -------   -------   -------   -------
Segment operating income(a).................................      304       473       431       311       215
Corporate expenses..........................................      (30)      (33)      (30)      (28)      (25)
Other income (expense)(b)...................................        1       (15)       --       (47)       --
Parent company interest.....................................      (98)     (105)      (95)      (78)      (82)
                                                              -------   -------   -------   -------   -------
Income before taxes.........................................      177       320       306       158       108
Income taxes................................................      (66)     (125)     (115)      (70)      (49)
                                                              -------   -------   -------   -------   -------
Income from continuing operations...........................      111       195       191        88        59
Discontinued operations(c)..................................       --        --       (92)      (21)       (8)
Effect of accounting change.................................       (2)       --        --        (3)       --
                                                              -------   -------   -------   -------   -------
Net income..................................................  $   109   $   195   $    99   $    64   $    51
                                                              =======   =======   =======   =======   =======
Diluted earnings per share
  Income from continuing operations.........................  $  2.26   $  3.83   $  3.43   $  1.59   $  1.04
  Discontinued operations...................................       --        --     (1.65)    (0.38)    (0.14)
  Effect of accounting change...............................     (.04)       --        --     (0.06)       --
                                                              -------   -------   -------   -------   -------
  Net income................................................  $  2.22   $  3.83   $  1.78   $  1.15   $  0.90
                                                              =======   =======   =======   =======   =======
Dividends per common share..................................  $  1.28   $  1.28   $  1.28   $  1.28   $  1.28
Average diluted shares outstanding:.........................     49.3      50.9      55.8      55.9      56.2
Common shares outstanding at year end.......................     49.3      49.2      54.2      55.6      56.3
Depreciation and depletion:
  Manufacturing(a)..........................................  $   182   $   198   $   200   $   192   $   187
  Financial Services........................................       23        18        17        14        13
Capital expenditures:
  Manufacturing.............................................  $   182   $   223   $   178   $   157   $   213
  Financial Services........................................       26        34        26        39        18
At Year End
Total assets
  Parent company............................................  $ 4,121   $ 4,011   $ 4,005   $ 4,308   $ 4,170
  Financial Services........................................   15,738    15,324    13,321    12,376    10,772
Long-term debt:
  Parent company............................................  $ 1,339   $ 1,381   $ 1,253   $ 1,501   $ 1,356
  Financial Services........................................      214       210       212       210       167
Stock issued by subsidiaries................................  $   306   $   306   $   226   $   225   $   150
Shareholders' equity........................................  $ 1,896   $ 1,833   $ 1,927   $ 1,998   $ 2,045
Ratio of total debt to total capitalization -- parent
  company...................................................       41%       43%       39%       43%       40%

---------------

(a) Segment operating income for 2001 includes a $27 million reduction in depreciation expense resulting from a change in the estimated useful lives of certain production equipment. Of this amount $20 million, applies to the Paper Group and $7 million applies to the Building Products Group.

(b) Other income (expense) includes (i) in 2001, a $20 million gain from the sale of non-strategic timberlands and $15 million in losses from the disposition of under performing assets; (ii) in 2000, a $15 million loss from the decision to exit the fiber cement business; and (iii) in 1998, a $24 million loss from the disposition of the Argentine operations and $23 million in losses and charges related to other under performing assets.

(c) Represents the bleached paperboard operations sold in 1999 and includes a loss on disposal of $71 million.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 2001, 2000 AND 1999

  SUMMARY

     Consolidated revenues were $4.2 billion in 2001, $4.3 billion in 2000 and $3.8 billion in 1999. Income from continuing operations was $111 million in 2001, $195 million in 2000, and $191 million in 1999. Income from continuing operations per diluted share was $2.26 in 2001, $3.83 in 2000, and $3.43 in 1999.

  BUSINESS SEGMENTS

     Temple-Inland manages its operations through three business segments:
Paper, Building Products and Financial Services. Each of these business segments is affected by the factors of supply and demand and changes in domestic and global economic conditions. These conditions include changes in interest rates, new housing starts, home repair and remodeling activities, and the strength of the U.S. dollar, some or all of which may have varying degrees of impact on the business segments. As used herein the term "parent company" refers to Temple-Inland and its manufacturing business segments, Paper and Building Products with the Financial Services Group reported on the equity method.

  CRITICAL ACCOUNTING POLICIES

     In preparing the financial statements, Temple-Inland follows generally accepted accounting policies, which in many cases require Temple-Inland to make assumptions, estimates and judgments that affect the amounts reported. Many of these policies are relatively straightforward. There are, however, a few policies that are critical because they are important in determining the financial condition and results and they are difficult to apply. Within the parent company, they include asset impairments and pension accounting and within the Financial Services Group, they include the allowance for loan losses and mortgage servicing rights. The difficulty in applying these policies arises from the assumptions, estimates and judgments that have to be made currently about matters that are inherently uncertain, such as future economic conditions, operating results and valuations as well as management intentions. As the difficulty increases, the level of precision decreases, meaning that actual results can and probably will be different from those currently estimated. Temple-Inland bases its assumptions, estimates and judgments on a combination of historical experiences and other reasonable factors.

     Measuring assets for impairments requires estimating intentions as to holding periods, future operating cash flows and residual values of the assets under review. Changes in management intentions, market conditions or operating performance could indicate that impairment charges might be necessary. The expected long-term rate of return on pension plan assets is an important assumption in determining pension expense. In selecting that rate, consideration is given to both historical returns and future returns over the next quarter century. Differences between actual and expected returns will adjust future pension expense. Allowances for loan losses are based on loan classifications, historical experiences and evaluations of future cash flows and collateral values and are subject to regulatory scrutiny. Changes in general economic conditions or loan specific circumstances will inevitably change those evaluations. Measuring for impairment and amortizing mortgage servicing rights is largely dependent upon the speed at which loans are repaid and market rates of return. Changes in interest rates will affect both of these variables and could indicate that impairments or adjustments of the rate of amortization might be necessary.

  THE PAPER GROUP

     The Paper Group manufactures linerboard and corrugating medium that it converts into a complete line of corrugated and specialty packaging. The Paper Group operations consist of 4 linerboard mills, 1 corrugating medium mill, 53 converting plants, 8 specialty-converting plants and an interest in a gypsum facing paper joint venture. The Paper Group's facilities are located throughout the United States and in Mexico and Puerto Rico.

     During 2001, the Paper Group completed the acquisition of the corrugated packaging operations of Chesapeake Corporation, Elgin Corrugated Box Company and ComPro Packaging LLC. These operations consist of 13 corrugated converting plants in eight states. These acquired operations did not contribute significantly to the Paper Group's 2001 operating income. During January 2002, the parent company initiated a tender offer to acquire Gaylord Container Corporation. The transaction is contingent on several matters including the tender of at least two-thirds of the outstanding shares and at least 90 percent in aggregate principal amount of the senior notes and 82.6 percent of the senior subordinated notes. The tender is scheduled to expire on February 28, 2002, and will be funded from a bank financing commitment.

     The Paper Group's revenues come principally from the sales of corrugated packaging products and to a lesser degree from the sales of linerboard in the domestic and export markets. The Paper Group's revenues were $2.1 billion in 2001, $2.1 billion in 2000 and $1.9 billion in 1999. While revenues were flat in 2001 and up 12 percent in 2000, the mix of revenues is changing. Corrugated packaging revenues represent 93 percent of total revenues in 2001 and 91 percent in 2000 and 1999. In 2001, the corrugated packaging revenues derived from the acquired corrugated packaging operations, approximately $100 million, were offset by declines in domestic shipments due to the weakening economy. Average box prices were up 2 percent, and box shipments were unchanged. Excluding the acquired corrugated packaging operations, average box prices would have been up 1 percent, and shipments would have been down 3 percent. Revenues and volumes were also affected by the poor performance of the specialty packaging operations. Until the economy improves, box shipments will likely remain weak, and box prices will likely trend downward. The changes in revenues in 2000 and 1999 were due to increases in average box prices, up 17 percent in 2000 and 3 percent in 1999 with essentially no change in volumes.

     The decrease in linerboard revenues in 2001 was due to lower prices, down 7 percent, and lower shipments, down 14 percent. The weakening economy softened the market for domestic linerboard while increased offshore capacity and a strong U.S. dollar continued to affect export markets. Until the economy improves, the downward trend in the domestic linerboard market will probably continue. It is likely that the downward trend in export demand will continue during 2002 due to significant new offshore capacity. The changes in revenues in 2000 and 1999 were due to increases in average prices, up 20 percent in 2000 and 6 percent in 1999, with volumes down 10 percent in 2000 and up 61 percent in 1999.

     Costs, which include production, distribution and administrative costs, were $2.0 billion in 2001, $1.9 billion in 2000 and $1.8 billion in 1999. The change in costs in 2001 was due to the acquired corrugated packaging operations and higher costs for energy, principally natural gas, up $30 million, labor and benefit costs, up $19 million, and new technology systems, up $14 million. Costs were also affected by the poor performance of the specialty packaging operations. Partially offsetting these increases were lower OCC costs, down $35 million, and lower depreciation expense, down $20 million. The changes in costs in 2000 were due to higher energy costs, up $10 million, and higher OCC costs coupled with increased outside purchases of corrugating medium. Energy costs began to rise during the second quarter 2000 and continued to rise through the second quarter 2001. Energy costs peaked during the second quarter 2001 and began to decline the remainder of 2001 reaching more normalized levels by year-end 2001. OCC represented 38 percent, 41 percent and 46 percent of the fiber requirements during the last three years. OCC prices began to decline near the end of the second quarter 2000 and continued to decline through the second quarter 2001. OCC prices have remained relatively constant since then. OCC costs averaged $69 per ton in 2001, $107 per ton in 2000 and $89 per ton in 1999. Year-end OCC prices were $53 per ton in 2001, $67 per ton in 2000 and $99 per ton in 1999. The reduction in depreciation expense was due to the lengthening of estimated useful lives of certain production equipment beginning January 2001.

     Mill production was 2.1 million tons in 2001, 2.3 million tons in 2000 and
2.7 million tons in 1999. Of the mill linerboard production, 83 percent in 2001 and 80 percent in 2000 and 1999 was used by the corrugated packaging operations; the remainder was sold in the domestic and export markets. Production was affected by curtailments due to market, maintenance and operational factors in 2001 and 2000 and by the conversion of the Newport medium mill (285,000-ton annual capacity) in 2000. Production curtailments totaled 327,000 tons in 2001 and 315,000 tons in 2000. Production curtailments were minimal in 1999. The No. 2 paper machine (220,000-ton annual capacity) at the Orange, Texas linerboard mill was shut down for an indefinite period in December 2001 due to weak market conditions. Absent an improvement in market conditions, it is likely that the Paper Group will continue to curtail production in 2002.

     The joint venture conversion of the Newport mill to enable it to produce lightweight gypsum facing paper was completed during third quarter 2000. Start-up and production issues coupled with weak market conditions have hampered this venture. Consequently, the mill continues to produce some corrugating medium, a large portion of which was purchased by the Paper Group, 159,400 tons in 2001 and 72,000 tons in 2000. The joint venture expects to have the production issues resolved during the first quarter 2002; however, it is uncertain when market conditions for gypsum-facing paper will improve.

     The Paper Group is continuing its efforts to enhance return on investment, including reviewing operations that are unable to meet return objectives and determining appropriate courses of actions. During 2001, the Paper Group sold its corrugated packaging operation in Chile at a loss of $5 million. The Paper Group also restructured and downsized its specialty packaging operations at a loss of $4 million and recognized an impairment charge of $4 million related to its interest in a glass bottling venture operation in Puerto Rico. These losses are included in other expenses. Other initiatives included the December 1999 sale of the bleached paperboard operation, which resulted in a loss on disposal of $71 million.

     The Paper Group's operating income was $107 million in 2001, $207 million in 2000 and $104 million in 1999.

  THE BUILDING PRODUCTS GROUP

     The Building Products Group manufactures a variety of building products including lumber, particleboard, medium density fiberboard (MDF) and gypsum wallboard. The Building Products Group operations consist of 19 facilities including a particleboard plant and an MDF plant operated under long-term operating lease agreements and interests in a gypsum joint venture and an MDF joint venture. The Building Products Group operates in the United States and Canada and manages the company's 2.1 million acres of owned and leased timberlands located in Texas, Louisiana, Georgia and Alabama.

     The Building Products Group's revenues were $726 million in 2001, $836 million in 2000 and $837 million in 1999. Average prices for lumber, particleboard, and gypsum fell during 2001. During 2001, prices for lumber were down 5 percent, particleboard down 14 percent and gypsum down 39 percent while prices for MDF were up 4 percent due to improved product mix. For 2001, shipments of lumber were up 15 percent, particleboard down 14 percent, gypsum down 13 percent and MDF up 5 percent. Lumber shipments were up primarily due to the new Pineland sawmill, which began operations in second quarter 2001. Particleboard shipments were down due to the explosion at the Mount Jewett facility, which closed the facility for about five months during 2001 and weaker market conditions. Other revenue includes sales of small tracts of high-value use timberlands ($18 million in 2001, $11 million in 2000 and $14 million in 1999) and deliveries under a long-term fiber supply agreement entered into in connection with the 1999 sale of the bleached paperboard operations. The lumber, particleboard and gypsum markets continue to be affected by over capacity and weak demand. It is likely that these conditions will continue for much of 2002. The MDF markets could also be affected by new industry capacity coming on line in 2002.

     Costs, which include production, distribution and administrative costs, were $713 million in 2001, $759 million in 2000 and $648 million in 1999. The change in costs in 2001 was due to lower production volumes, lower depreciation expense and the disposition of the fiber cement venture during the third quarter 2000 offset by higher energy costs, principally natural gas. Fiber costs were relatively unchanged. Depreciation expense was reduced by $7 million due to the lengthening of estimated useful lives of certain production equipment beginning January 2001. Energy costs were up $8 million. Energy costs peaked during the second quarter 2001 and began to decline during the remainder of 2001 reaching more normalized levels by year-end 2001. The change in costs in 2000 was due to additional manufacturing facilities, an increase in energy costs, up $7 million, and $13 million of operating losses from the fiber cement venture.

     Production was curtailed due to market conditions to varying degrees in most product lines beginning the third quarter 2000 and continuing through year-end 2001. For 2001, production averaged from a low of 66 percent to a high of 77 percent of capacity in the various product lines. Production curtailments were minimal in 1999. The Building Products Group's joint venture operations also experienced production curtailments during 2001 due to market conditions. During the first quarter 2001, the MDF joint venture in El Dorado, Arkansas was shut down due to market conditions, higher energy prices and reconstruction of the heat energy system of the plant. Production at this facility resumed in the second quarter 2001. Absent an improvement in market conditions, it is likely that the Building Products Group and its joint venture operations will continue to curtail production to varying degrees in the various product lines in 2002.

     The Building Products Group is continuing its efforts to enhance return on investment, including reviewing operations that are unable to meet return objectives and determining appropriate courses of action. During 2001, the Building Products Group performed a review of its 600,000 acres of timberlands in Georgia and Alabama and identified approximately 110,000 acres of non-strategic fee and leased timberlands. During September 2001, approximately 78,000 acres of these non-strategic timberlands were sold for $54 million resulting in a gain of $20 million, which is included in other income. The remaining non-strategic timberlands will be sold over time. This review also identified approximately 160,000 acres of timberlands in Georgia that will be converted over time to higher value use. In addition, the Building Products Group is addressing production cost issues at its MDF facilities.

     The Building Products Group's operating income was $13 million in 2001, $77 million in 2000 and $189 million in 1999.

  THE FINANCIAL SERVICES GROUP

     The Financial Services Group operates a savings bank and engages in mortgage banking, real estate and insurance brokerage activities. The savings bank, Guaranty Bank (Guaranty), primarily conducts business through banking centers in Texas and California. The mortgage banking operation originates single family mortgages and services them for Guaranty and unrelated third parties. Real estate operations include the development of residential subdivisions and multi-family housing and the management and sale of income producing properties, which are principally located in Texas, Colorado, Florida, Tennessee and California. The insurance brokerage operation sells a range of insurance products.

     During 2001, the Financial Services Group acquired an asset-based loan portfolio and two mortgage production operations. During 2000, the Financial Services Group acquired American Finance Group, Inc. (AFG), a commercial finance company engaged in leasing and secured lending. During 1999, the Financial Services Group acquired Hemet Federal Savings and Loan Association (Hemet) and the assets of Fidelity Funding Inc. (Fidelity), an asset-based lender.

Operations

     The Financial Services Group revenues, consisting of interest and noninterest income, were $1.4 billion in 2001, $1.4 billion in 2000 and $1.1 billion in 1999. Selected financial information for the Financial Services Group follows:

                                                                  FOR THE YEAR
                                                              ---------------------
                                                              2001    2000    1999
                                                              -----   -----   -----
                                                                  (IN MILLIONS)
Net interest income.........................................  $ 426   $ 389   $ 299
Provision for loan losses...................................    (46)    (39)    (38)
Noninterest income..........................................    363     280     280
Noninterest expense.........................................   (540)   (423)   (388)
Minority interest...........................................    (19)    (18)    (15)
                                                              -----   -----   -----
Operating income............................................  $ 184   $ 189   $ 138
                                                              =====   =====   =====

     Net interest income was $426 million in 2001, $389 million in 2000, and $299 million in 1999. The increases in net interest income are primarily due to growth and changes in the mix of average earning assets and interest-bearing liabilities. The changes in the net yield are primarily due to changes in the mix of the assets and liabilities and the timing of their repricing to market rates. The following table presents average balances, interest income and expense, and rates by major balance sheet categories:

                                                                      FOR THE YEAR
                                 ---------------------------------------------------------------------------------------
                                            2001                          2000                          1999
                                 ---------------------------   ---------------------------   ---------------------------
                                 AVERAGE              YIELD/   AVERAGE              YIELD/   AVERAGE              YIELD/
                                 BALANCE   INTEREST    RATE    BALANCE   INTEREST    RATE    BALANCE   INTEREST    RATE
                                 -------   --------   ------   -------   --------   ------   -------   --------   ------
                                                                     ($ IN MILLIONS)
ASSETS

Cash equivalents and
  securities...................  $ 3,164    $  195     6.16%   $ 3,137    $  205     6.53%   $ 2,450     $131      5.35%
Loans and mortgage loans held
  for sale(1)..................   11,166       806     7.22%    10,377       884     8.52%     9,482      705      7.43%
                                 -------    ------             -------    ------             -------     ----
  Total interest-earning
    assets.....................   14,330    $1,001     6.99%    13,514    $1,089     8.06%    11,932     $836      7.01%
Other assets...................    1,048                         1,077                         1,066
                                 -------                       -------                       -------
    Total assets...............  $15,378                       $14,591                       $12,998
                                 =======                       =======                       =======

LIABILITIES AND EQUITY
Deposits:
Interest-bearing demand........  $ 2,838    $   77     2.72%   $ 2,294    $   93     4.04%   $ 1,851     $ 56      3.04%
Savings deposits...............      172         3     1.89%       189         4     1.94%       215        5      2.17%
Time deposits..................    5,990       319     5.32%     6,993       396     5.67%     6,052      318      5.25%
                                 -------    ------             -------    ------             -------     ----
  Total interest-bearing
    deposits...................    9,000       399     4.44%     9,476       493     5.20%     8,118      379      4.66%
Advances from FHLBs............    3,412       139     4.08%     2,511       159     6.35%     2,683      139      5.19%
Securities sold under
  repurchase agreements........      594        23     3.84%       484        32     6.51%       112        5      4.98%
Other borrowings...............      235        14     5.91%       217        16     7.34%       217       14      6.35%
                                 -------    ------             -------    ------             -------     ----
    Total interest-bearing
      liabilities..............   13,241    $  575     4.34%    12,688    $  700     5.52%    11,130     $537      4.83%
Other liabilities..............      687                           597                           731
Stock issued by subsidiaries...      308                           230                           227
Shareholder's equity...........    1,142                         1,076                           910
                                 -------                       -------                       -------
Total liabilities and equity...  $15,378                       $14,591                       $12,998
                                 =======                       =======                       =======
  Net interest income..........             $  426                        $  389                         $299
                                            ======                        ======                         ====
  Net yield on interest-earning
    assets.....................                        2.97%                         2.88%                         2.51%

---------------

(1) Nonaccruing loans are included in loans and mortgage loans held for sale.

     A portion of the increase in average interest-earning assets in 2001 was the result of the first quarter 2001 acquisition of an asset-based lending portfolio and the first quarter 2000 acquisition of AFG. The remainder of the increase in 2001 was due to internally generated growth, primarily in construction and development loans, mortgage warehouse loans, commercial and business loans and mortgage loans held for sale. A portion of the increase in average interest-earning assets in 2000 was the result of the first quarter 2000 acquisition of AFG and the mid-1999 acquisitions of Hemet and Fidelity. The remainder of the increase in 2000 was due to internally generated growth, primarily in construction and development loans and commercial and business loans and purchases of mortgage-backed securities. As a percentage of average earning assets, loans, which include loans and mortgage loans held for sale, were 78 percent in 2001, 77 percent in 2000 and 79 percent in 1999.

     The decline in average interest-bearing deposits in 2001 was the result of very competitive markets. Despite paying rates for new deposits at a historically high spread, non-renewed maturing deposits exceeded new deposits during 2001. A portion of the increase in average interest-bearing deposits in 2000 was the result of the mid-1999 acquisition of Hemet. The remainder of the increase was the result of internally generated growth through new product offerings and marketing campaigns. See Note G to the Financial Services Group Summarized Financial Statements for further information regarding deposits. The increase in average borrowings in 2001 resulted from the competitive deposit market and the growth in average earning assets. The increase in average borrowings in 2000 resulted from the growth in average earning assets outpacing the growth in average interest-bearing deposits.

     The following table presents the changes in net interest income attributable to changes in volume and rates of interest-earning assets and interest-bearing liabilities.

                                          2001 COMPARED WITH 2000            2000 COMPARED WITH 1999
                                       INCREASE (DECREASE) DUE TO(1)      INCREASE (DECREASE) DUE TO(1)
                                       -----------------------------     -------------------------------
                                       VOLUME       RATE      TOTAL       VOLUME       RATE       TOTAL
                                       -------     ------     ------     --------     ------     -------
                                                                 (IN MILLIONS)
Interest income:
Cash equivalents and securities......   $  2       $ (12)     $ (10)       $ 41        $ 33        $ 74
Loans and mortgage loans held for
  sale...............................     64        (142)       (78)         70         109         179
                                        ----       -----      -----        ----        ----        ----
       Total interest income.........   $ 66       $(154)     $ (88)       $111        $142        $253
Interest expense:
Deposits:
     Demand and savings deposits.....   $ 18       $ (35)     $ (17)       $ 15        $ 21        $ 36
     Time deposits...................    (54)        (23)       (77)         52          26          78
                                        ----       -----      -----        ----        ----        ----
       Total interest on deposits....    (36)        (58)       (94)         67          47         114
Advances from FHLBs..................     47         (67)       (20)         (9)         29          20
Securities sold under repurchase
  agreements.........................      6         (15)        (9)         24           3          27
Other borrowings.....................     --          (2)        (2)         --           2           2
                                        ----       -----      -----        ----        ----        ----
       Total interest expense........   $ 17       $(142)     $(125)       $ 82        $ 81        $163
                                        ----       -----      -----        ----        ----        ----
Net interest income..................   $ 49       $ (12)     $  37        $ 29        $ 61        $ 90
                                        ====       =====      =====        ====        ====        ====

---------------

(1) The change in interest income and expense due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

     The provision for loan losses was $46 million in 2001, $39 million in 2000 and $38 million in 1999. The increase in 2001 was primarily the result of a decline in asset quality related to loans in the construction and development (senior housing) and commercial and business (asset-based) portfolios. Loan growth and a change in the mix of the loan portfolio affected both 2000 and 1999.

     Noninterest income includes service charges, fees, and the revenues from mortgage banking, real estate and insurance activities. Noninterest income was $363 million in 2001 and $280 million in 2000 and in 1999. The growth in noninterest income in 2001 was due to increased mortgage banking and insurance revenues and fee-based products. Mortgage banking revenues were up almost 200 percent due to acquisitions and the high level of refinance activity resulting from low interest rates. This was partially offset by a reduction in servicing revenues due to the sale of $8.6 billion in loans during the second quarter 2001 and an increase in amortization expense and impairment reserves due to the high level of prepayments. In 2000, the growth in fee-based products was offset by declines in mortgage banking revenues due to the impact of the higher interest rate environment on mortgage financing and refinancing activities.

     Noninterest expense includes compensation and benefits, real estate operations, occupancy and data processing expenses. Noninterest expense was $540 million in 2001, $423 million in 2000 and $388 million in 1999. The growth in noninterest expense in 2001 was primarily due to the acquired mortgage banking production operations and asset-based portfolios and expenses associated with new product offerings. The growth in noninterest expense in 2000 was primarily due to the acquired savings bank operation.

Earning Assets

     Securities, which include mortgage-backed and other securities, were $3.4 billion at year-end 2001, $3.3 billion at year-end 2000 and $2.5 billion at year-end 1999. Purchases and securitizations totaling $948 million offset payments received on securities in 2001. The increase in 2000 was the result of purchases of $1.0 billion partially offset by maturities and prepayments. See Note D to the Financial Services Group Summarized Financial Statements for further information regarding securities. Mortgage loans held for sale were $958 million at year-end 2001, $232 million at year-end 2000 and $252 million at year-end 1999. The increase at year-end 2001 resulted from the growth in the mortgage production operations due to acquisitions and high refinancing activities due to the lower interest rate environment.

     Loans were $10.0 billion at year-end 2001, $10.5 billion at year-end 2000 and $9.4 billion at year-end 1999. The following table summarizes the composition of the loan portfolio.

                                                                   AT YEAR-END
                                                   -------------------------------------------
                                                    2001     2000      1999     1998     1997
                                                   ------   -------   ------   ------   ------
                                                                  (IN MILLIONS)
Real estate mortgage.............................  $2,872   $ 3,600   $3,763   $4,133   $4,036
Construction and development(1)..................   4,234     4,007    3,253    2,210    1,379
Commercial and business..........................   2,116     1,681    1,265    1,031      582
Consumer and other, net..........................     764     1,224    1,128      844      585
                                                   ------   -------   ------   ------   ------
                                                    9,986    10,512    9,409    8,218    6,582
Less allowance for loan losses...................    (139)     (118)    (113)     (87)     (91)
                                                   ------   -------   ------   ------   ------
                                                   $9,847   $10,394   $9,296   $8,131   $6,491
                                                   ======   =======   ======   ======   ======

---------------

(1) Includes residential construction

     The Financial Services Group continued to alter the mix of the loan portfolio through increased lending in the construction and development, mortgage warehouse, and commercial and business areas and the introduction of new products. These changes to the loan portfolio provide further product and geographic diversification.

     Lending activities are subject to underwriting standards and liquidity considerations. Specific underwriting criteria for each type of loan are outlined in a credit policy approved by the Board of Directors of the savings bank. In general, commercial loans are evaluated based on cash flow, collateral, market conditions, prevailing economic trends, character and leverage capacity of the borrower and capital and investment in a particular property, if applicable. Most small business and consumer loans are underwritten using credit-scoring models that consider factors including payment capacity, credit history and collateral. In addition, market conditions, economic trends and the character of the borrower are considered. The credit policy, including the underwriting criteria for loan categories, is reviewed on a regular basis and adjusted when warranted.

     Construction and development and commercial and business loans by maturity date at year-end 2001 follow:

                                             CONSTRUCTION AND
                                               DEVELOPMENT            COMMERCIAL AND BUSINESS
                                        --------------------------   --------------------------
                                        VARIABLE RATE   FIXED RATE   VARIABLE RATE   FIXED RATE   TOTAL
                                        -------------   ----------   -------------   ----------   ------
                                                                 (IN MILLIONS)
Due within one year...................     $2,598          $ 90         $  613          $ 42      $3,343
After one but within five years.......      1,525            21            839           368       2,753
After five years......................         --            --             99           155         254
                                           ------          ----         ------          ----      ------
                                           $4,123          $111         $1,551          $565      $6,350
                                           ------          ----         ------          ----      ------

Asset Quality

     Several important measures are used to evaluate and monitor asset quality. They include the level of loan delinquencies, nonperforming loans and assets and net loan charge-offs compared to average loans.

                                                                      AT YEAR-END
                                                              ----------------------------
                                                               2001      2000       1999
                                                              ------    -------    -------
                                                                    ($ IN MILLIONS)
Accruing loans past due 30-89 days..........................  $  107    $   170    $    95
Accruing loans past due 90 days or more.....................      --          6          6
                                                              ------    -------    -------
  Accruing loans past due 30 days or more...................  $  107    $   176    $   101
                                                              ======    =======    =======
Nonaccrual loans............................................  $  166    $    65    $    85
Restructured loans..........................................      --         --         --
                                                              ------    -------    -------
  Nonperforming loans.......................................     166         65         85
Foreclosed property.........................................       2          3          8
                                                              ------    -------    -------
  Nonperforming assets......................................  $  168    $    68    $    93
                                                              ======    =======    =======
Allowance for loan losses...................................  $  139    $   118    $   113
Net charge-offs.............................................  $   27    $    36    $    24
Nonperforming loan ratio....................................    1.67%      0.62%      0.90%
Nonperforming asset ratio...................................    1.68%      0.65%      0.99%
Allowance for loan losses/total loans.......................    1.39%      1.12%      1.20%
Allowance for loan losses/nonperforming loans...............   83.73%    179.73%    133.52%
Net loans charged off/average loans.........................    0.25%      0.35%      0.26%

     Accruing delinquent loans past due 30 days or more were 1.10 percent of total loans at year-end 2001, 1.67 percent at year-end 2000 and 1.07 percent at year-end 1999. There were no accruing delinquent loans past due 90 days or more at year-end 2001. Accruing delinquent loans past due 90 days or more were 0.06 percent at year-end 2000 and 0.07 percent at year-end 1999.

     Nonperforming loans consist of nonaccrual loans (loans on which interest income is not currently recognized) and restructured loans (loans with below market interest rates or other concessions due to the deteriorated financial condition of the borrower). Interest payments received on nonperforming loans are applied to reduce principal if there is doubt as to the collectibility of contractually due principal and interest. Nonperforming loans increased in 2001 due to loans in the construction and development (senior housing) and commercial and business (asset-based) portfolios. One of the asset-based loans was affected by the events of September 11, 2001, and is currently being restructured. This increase in nonperforming loans resulted in a decline in the allowance as a percent of nonperforming loans; 83.73 percent at year-end 2001 compared with 179.73 percent at year-end 2000. The allowance as a percent of total loans increased to 1.39 percent at year-end 2001 compared with
1.12 percent at year-end 2000. Nonperforming loans declined in both dollars and as a percent of total loans in 2000; the allowance as a percent of nonperforming loans increased in 2000. Loans accounted for on a nonaccrual basis, accruing loans that are contractually past due 90 days or more, and restructured or other potential problem loans were less than 2 percent of total loans as of the most recent five year-ends. The aggregate amounts and the interest income foregone on such loans are immaterial.

     The investment in impaired loans was $66 million at year-end 2001 and $6 million at year-end 2000, with a related allowance for loan losses of $28 million and $3 million, respectively. The average investment in impaired loans during 2001 and 2000 was $37 million and $45 million, respectively. The related amount of interest income recognized on impaired loans for 2001 and 2000 was immaterial.

Allowance for Loan Losses

     The allowance for loan losses is comprised of specific allowances, general allowances and an unallocated allowance. Management continuously evaluates the allowance for loan losses to ensure the level is adequate to absorb losses inherent in the loan portfolio. The allowance is increased by charges to income and by the portion of the purchase price related to credit risk on loans acquired through bulk purchases and acquisitions, and decreased by charge-offs, net of recoveries.

     Specific allowances are based on a thorough review of the financial condition of the borrower, general economic conditions affecting the borrower, collateral values and other factors. General allowances are based on historical loss trends and management's judgment concerning those trends and other relevant factors, including delinquency rates, current economic conditions, loan size, industry competition and consolidation, and the effect of government regulation. The unallocated allowance provides for inherent loss exposures not yet identified. The evaluation of the appropriate level of unallocated allowance considers current risk factors that may not be apparent in historical factors used to determine the specific and general allowances. These factors include inherent delays in obtaining information and the volatility of economic conditions.

     Changes in the allowance for loan losses were:

                                                             FOR THE YEAR
                                                 ------------------------------------
                                                 2001    2000    1999    1998    1997
                                                 ----    ----    ----    ----    ----
                                                           ($ IN MILLIONS)
Balance at beginning of year...................  $118    $113    $ 87    $ 91    $ 68
Charge-offs:
     Real estate mortgage......................    --     (22)    (16)     (6)     (5)
     Commercial and business...................   (28)    (11)     (7)     --      (1)
     Consumer and other........................    (3)     (4)     (2)     (2)     (2)
                                                 ----    ----    ----    ----    ----
                                                  (31)    (37)    (25)     (8)     (8)
Recoveries:
     Real estate mortgage......................     3      --      --       3       1
     Consumer and other........................     1       1       1      --       1
                                                 ----    ----    ----    ----    ----
                                                    4       1       1       3       2
                                                 ----    ----    ----    ----    ----
       Net charge-offs.........................   (27)    (36)    (24)     (5)     (6)
Additions charged to operations................    46      39      38       1      (2)
Acquisitions and bulk purchases of loans, net
  of adjustments...............................     2       2      12      --      31
                                                 ----    ----    ----    ----    ----
Balance at end of year.........................  $139    $118    $113    $ 87    $ 91
                                                 ====    ====    ====    ====    ====
Ratio of net charge-offs during the year to
  average loans outstanding during the year....   .25%    .35%    .26%    .07%    .10%

     An analysis of the allocation of the allowance for loan losses follows. Allocation of a portion of the allowance does not preclude its availability to absorb losses in other categories of loans.

                                                                       AT YEAR-END
                              ---------------------------------------------------------------------------------------------
                                      2001                    2000                    1999                    1998
                              ---------------------   ---------------------   ---------------------   ---------------------
                                          CATEGORY                CATEGORY                CATEGORY                CATEGORY
                                          AS A % OF               AS A % OF               AS A % OF               AS A % OF
                                            TOTAL                   TOTAL                   TOTAL                   TOTAL
                              ALLOWANCE     LOANS     ALLOWANCE     LOANS     ALLOWANCE     LOANS     ALLOWANCE     LOANS
                              ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
                                                                     ($ IN MILLIONS)
Real estate mortgage........    $ 14          29%       $ 26          34%       $ 60          40%        $36          50%
Construction and
  development...............      62          42%         30          38%         24          35%         17          27%
Commercial and business.....      36          21%         31          16%         12          13%         14          13%
Consumer and other..........       3           8%          5          12%          5          12%          3          10%
Unallocated.................      24          --          26          --          12          --          17          --
                                ----         ---        ----         ---        ----         ---         ---         ---
Total.......................    $139         100%       $118         100%       $113         100%        $87         100%
                                ====         ===        ====         ===        ====         ===         ===         ===

                                   AT YEAR-END
                              ---------------------
                                      1997
                              ---------------------
                                          CATEGORY
                                          AS A % OF
                                            TOTAL
                              ALLOWANCE     LOANS
                              ---------   ---------
                                 ($ IN MILLIONS)
Real estate mortgage........     $46          61%
Construction and
  development...............      15          21%
Commercial and business.....       4           9%
Consumer and other..........       3           9%
Unallocated.................      23          --
                                 ---         ---
Total.......................     $91         100%
                                 ===         ===

     The allowance allocated to real estate mortgage was down in 2001 due to a reduction in loans outstanding and improved credit quality and down in 2000 due to charge-offs of loans previously provided for. The amount allocated to construction and development was up in 2001 and 2000 due to loans in the senior housing industry. The amount allocated to commercial and business loans was up in 2001 due to the growth in asset-based lending partially offset by charge-offs of syndicated loans previously provided for. The decrease in the unallocated allowance in 2001 was the result of a more mature construction and development portfolio reducing construction period and lease-up risk. The unallocated amount was up in 2000 as a reflection of slowing economic activity and an increase in the size of the loan portfolio. The allowance for loan losses is considered adequate based on information currently available. However, adjustments to the allowance may be necessary due to changes in economic conditions, assumptions as to future delinquencies or loss rates and intent as to asset disposition options. In addition, regulatory authorities periodically review the allowance for loan losses as a part of their examination process. Based on their review, the regulatory authorities may require adjustments to the allowance for loan losses based on their judgment about the information available to them at the time of their review.

Mortgage Banking Activities

     Mortgage loan originations were $7.6 billion in 2001, $2.1 billion in 2000 and $3.7 billion in 1999. The record production in 2001 was due to the acquisition of production operations in the upper mid-west and mid-Atlantic regions and the high level of refinance activity resulting from the low interest rate environment. Higher interest rates during 2000 resulted in a significant reduction in mortgage refinancing activity, contributing to a reduction in mortgage loan originations. Mortgage servicing portfolio runoff was 26.1 percent in 2001, 13.9 percent in 2000 and 21.0 percent in 1999. The changes in the runoff rates are due to the lower interest rate environments in 2001 and 1999, leading to high levels of refinancing, and a relatively higher interest rate environment in 2000 resulting in low levels of refinancing. The mortgage-servicing portfolio was $11.4 billion at year-end 2001 and $19.5 billion at year-end 2000. The decrease was due to the sale of $8.6 billion in servicing during the second quarter 2001 and the accelerated runoff rate. The accelerated runoff rate was due to prepayments in the lower rate environment, partially offset by the retention of servicing on a portion of the mortgage loans originated.

Other Matters

     The Financial Services Group is continuing its efforts to enhance return on investment, including reviewing operations that are unable to meet return objectives and determining appropriate courses of action. During January and February 2002, a plan was enacted to exit certain businesses and product delivery methods that were not expected to meet return objectives in the near term. This action resulted in a reduction in force and the write-off of certain technology investments; however, the ongoing cost savings from these actions is anticipated to exceed significantly the related severance and write-off expenses. During 2001, the

Financial Services Group completed acquisitions that significantly increased its mortgage production capacity. In addition, the mortgage loan-servicing portfolio was reduced by approximately 40 percent during the year through a bulk sale of servicing and an increase in the sale of servicing with loan production. The acquisitions and change in the size of the servicing portfolio were designed to reposition the mortgage banking operations to be more of a production operation and to minimize impairment risk associated with mortgage servicing rights.

CORPORATE, INTEREST AND OTHER INCOME/EXPENSE

     Corporate expenses were $30 million in 2001, $33 million in 2000 and $30 million in 1999. The decrease in 2001 was primarily due to reduced pension costs.

     Parent company interest expense was $98 million in 2001, $105 million in 2000 and $95 million in 1999. The average interest rate on borrowings was 6.3 percent in 2001 and 7.2 percent in 2000. In addition, during 2001, debt was reduced $43 million. Parent company interest expense for 1999 was reduced $28 million to reflect an allocation of parent company debt to the discontinued bleached paperboard operation, which was sold at year-end 1999.

     Other income/expense primarily consists of gains and losses on the sale or disposition of under-performing and non-strategic assets. For 2001, it includes a $20 million gain on the sale of non-strategic timberlands and $13 million of losses related to under-performing assets. It also includes a $4 million fair value adjustment of an interest rate swap agreement before its designation as a cash flow hedge. For 2000, other income/expense consists of a $15 million charge related to the decision to exit the fiber cement business.

PENSION CREDITS

     Non-cash pension credits were $18 million in 2001, $9 million in 2000, $1 million in 1999. The increase in the pension credit in 2001 and 2000 reflects the cumulative better than expected performance of the pension plan assets through year-end 2000 and 1999. Based upon the actuarial valuation as of year-end 2001, the pension credit will revert to a pension expense of approximately $5 million for 2002. This is due mainly to less than expected performance of the pension plan assets through year-end 2001.

INCOME TAXES

     The effective tax rate was 37 percent in 2001, 39 percent in 2000 and 38 percent in 1999. The difference between the effective tax rate and the statutory rate is due to state income taxes, nondeductible goodwill amortization and losses in certain foreign operations for which no financial benefit was recognized. The 2001 rate reflects a one time, 3 percent, financial benefit realized from the sale of the corrugated packaging operation in Chile.

AVERAGE SHARES OUTSTANDING

     Average diluted shares outstanding were 49.3 million in 2001, 50.9 million in 2000 and 55.8 million in 1999. The decreases of 3 percent in 2001 and 9 percent in 2000 were due mainly to the effects of share repurchases under the stock repurchase programs authorized during the fourth quarter 1999 and the third quarter 2000.

CAPITAL RESOURCES AND LIQUIDITY FOR THE YEAR 2001

     The consolidated net assets invested in the Financial Services Group are subject, in varying degrees, to regulatory rules and regulations including restrictions on the payment of dividends to the parent company. Accordingly, the parent company and the Financial Services Group capital resources and liquidity are discussed separately.

PARENT COMPANY

  OPERATING ACTIVITIES

     Cash from operations was $346 million, down 10 percent. The decrease was due to lower earnings offset in part by better use of working capital and an increase in dividends received from the Financial Services Group. Dividends received from the Financial Services Group totaled $124 million in 2001 and $110 million in 2000.

     Depreciation and amortization was $186 million, down $16 million. The decrease was due to the revisions in the estimated useful lives of certain production equipment, which reduced depreciation by $27 million, partially offset by an increase in amortization of new technology systems and new capital additions.

  INVESTING ACTIVITIES

     Capital expenditures were $184 million, down 17 percent. Capital expenditures are expected to approximate $140 million for 2002.

     Cash proceeds from the sale of 78,000 acres of non-strategic timberland were $54 million. Cash used to acquire three corrugated packaging operations totaled $144 million and $15 million was invested in existing building products joint ventures.

     There were no capital contributions to the Financial Services Group during 2001.

  FINANCING ACTIVITIES

     Long-term debt was reduced by $43 million, including a $25 million non-cash reduction arising from the sale of the corrugated packaging operation in Chile.

     During 2001, $200 million of 9.0 percent term notes were repaid using $100 million of short-term borrowings and $100 million from an existing three-year revolving credit agreement. In the fourth quarter 2001, a wholly-owned and consolidated subsidiary established a new $200 million trade receivable backed revolving credit due in November 2002. Under this agreement, the subsidiary purchases, on an ongoing basis, substantially all of the parent company's trade receivables. As the parent company requires funds, the subsidiary draws under its revolving credit agreement, pledges the trade receivables as collateral and remits the proceeds to the parent company. In case of liquidation of the subsidiary, its creditors would be entitled to satisfy their claims from the subsidiary's assets before distributions back to the parent company. At year-end 2001, the subsidiary owned $248 million of trade receivables against which it had borrowed $70 million of the $168 million currently available to borrow under the agreement.

     Cash dividends paid to shareholders were $63 million or $1.28 per share.

     There were no treasury stock purchases during 2001 under the August 2000 Board of Directors authorization to repurchase 2.5 million shares. To date a total of 750,000 shares had been repurchased under this authorization at a cost of $31 million.

  LIQUIDITY AND OFF BALANCE SHEET FINANCING ARRANGEMENTS

     The following table summarizes the parent company's contractual cash obligations at year-end 2001:

                                                    PAYMENT DUE OR EXPIRATION BY YEAR
                                                 ---------------------------------------
                                                 TOTAL    2002   2003-4   2005-6   2007+
                                                 ------   ----   ------   ------   -----
                                                              (IN MILLIONS)
Long-term debt.................................  $1,339   $107    $323     $294    $615
Capital leases.................................     188     --      --       --     188
Operating leases...............................     317     42      49       35     191
Purchase obligations...........................      77      3       6       68      --
                                                 ------   ----    ----     ----    ----
       Total...................................  $1,921   $152    $378     $397    $994
                                                 ======   ====    ====     ====    ====

     The parent company's sources of short-term funding are its operating cash flows, which include dividends received from the Financial Services Group, and its existing credit arrangements. The parent company operates in cyclical industries, and its operating cash flows vary accordingly. The dividends received from the Financial Services Group are subject to regulatory approval and restrictions. At year-end 2001, the parent company had $505 million in unused borrowing capacity under its existing credit agreements. Most of the credit agreements contain terms and conditions customary for such agreements including minimum levels of interest coverage and limitations on leverage. At year-end 2001, the parent company complied with all the terms and conditions of its credit agreements. Of the current credit agreements, $75 million in lines of credit and the $200 million receivable securitization program could not be accessed if the long-term debt of the parent company was rated below "investment grade" by rating agencies. Several supply and lease agreements include similar rating requirements, which if activated would result in a variety of remedies including restructuring of the agreements. The long-term debt of the parent company is currently rated BBB and Baa2 by the rating agencies. Because of the announced tender offer for Gaylord Container Corporation and its related financing commitment of $900 million, the current debt rating is being reviewed by the rating agencies.

     The following table summarizes the parent company's commercial commitments at year-end 2001:

                                                              EXPIRING BY YEAR
                                                   --------------------------------------
                                                   TOTAL   2002   2003-4   2005-6   2007+
                                                   -----   ----   ------   ------   -----
                                                               (IN MILLIONS)
Joint venture guarantees.........................  $105    $28     $--      $10      $67
Performance bonds and recourse obligations.......   105     35      58       --       12
                                                   ----    ---     ---      ---      ---
     Total.......................................  $210    $63     $58      $10      $79
                                                   ====    ===     ===      ===      ===

     Approximately $17 million in joint venture guarantees, letters of credit and recourse obligations include rating requirements, which if activated would result in acceleration. Of the recourse obligations, $6 million relate to receivables arising from the 1998 sale of the operations in Argentina, which were subsequently sold with recourse. It is possible that the currency crisis in Argentina will have some affect on the borrower's ability to repay these notes, which could lead to these notes being repurchased by the parent company.

     The parent company is a participant in three joint ventures engaged in manufacturing and selling of paper and building materials. The joint venture partner in each of these ventures is a publicly held company. At year-end 2001, these ventures had $215 million in long-term debt of which the parent company had guaranteed obligations and letters of credit aggregating $105 million. The parent company has no unconsolidated special purpose entities.

     The parent company has an interest rate and several commodity derivative instruments outstanding at year-end 2001. The interest rate instrument expires in 2008 and the majority of the commodity instruments expire in the third quarter 2002. These instruments are non-exchange traded and are valued using either third-party resources or models. At year-end 2001, the fair value of these instruments is a negative $5 million. Adjustments in their fair value are recorded in other comprehensive income, a component of shareholders' equity.

     The preferred stock issued by subsidiaries of Guaranty Bank is automatically exchanged into preferred stock of Guaranty Bank upon the occurrence of certain regulatory events or administrative actions. If such exchange occurs, each preferred share is automatically surrendered to the parent company in exchange for senior notes of the parent company. At year-end 2001, the outstanding preferred stock issued by these subsidiaries totaled $305 million.

THE FINANCIAL SERVICES GROUP

  OPERATING ACTIVITIES

     Cash used by operations in 2001 was $397 million compared with cash provided by operations of $217 million in 2000. Higher earnings and an increase in the change in cash for mortgage loans serviced for others were more than offset by a $673 million increase in mortgage loans held for sale. Mortgage loans held for sale were $958 million at year-end 2001.

  INVESTING ACTIVITIES

     Loans and securities decreased $750 million due primarily to a decrease in mortgage assets resulting from the high level of prepayments in the lower interest rate environment.

     Cash proceeds from the sale of mortgage servicing rights totaled $143 million. During 2001, servicing rights on $8.6 billion in mortgage loans were sold to mitigate exposure to changes in the valuation of mortgage servicing rights in the lower interest rate environment.

     Cash paid for acquisitions of mortgage production operations and an asset-based lending portfolio was $364 million. Capital expenditures were $26 million.

  FINANCING ACTIVITIES

     Borrowings increased $1.1 billion during 2001. Borrowings consist primarily of long- and short-term advances from Federal Home Loan Banks and securities sold under repurchase agreements and resulted from funding needs as deposits declined $766 million and earning assets grew slightly. The decline in deposits was due to competitive market conditions.

     Dividends paid to the parent company totaled $124 million.

  CASH EQUIVALENTS

     Cash equivalents were $587 million, an increase of $267 million. This increase was primarily the result of proceeds received on the sale of mortgage loans on the last day of 2001, which were used in January 2002 to reduce borrowings.

  LIQUIDITY, OFF BALANCE SHEET FINANCING ARRANGEMENTS AND CAPITAL ADEQUACY

     The following table summarizes the Financial Services Group's contractual cash obligations at year-end 2001:

                                                PAYMENTS DUE OR EXPIRATION BY YEAR
                                            -------------------------------------------
                                             TOTAL     2002     2003-4   2005-6   2007+
                                            -------   -------   ------   ------   -----
                                                           (IN MILLIONS)
Deposits..................................  $ 9,030   $ 6,726   $1,945    $357    $  2
FHLB advances.............................    3,435     2,816      249     232     138
Repurchase agreements.....................    1,107     1,107       --      --      --
Other borrowings..........................      214       174        6       4      30
Preferred stock issued by subsidiaries....      305        --       --      --     305
Operating leases..........................       60        17       25      12       6
                                            -------   -------   ------    ----    ----
     Total................................  $14,151   $10,840   $2,225    $605    $481
                                            =======   =======   ======    ====    ====

     The Financial Services Group's short-term funding needs are met through operating cash flows, attracting new retail and wholesale deposits, increased borrowings and converting assets to cash through sales or reverse repurchase agreements. Assets that can be converted to cash include short-term investments, mortgage loans held for sale and securities available-for-sale. At year-end 2001, the Financial Services Group had available liquidity of $2.0 billion. The maturities of deposits in the above table are based on contractual maturities and repricing periods. Most of the deposits that are shown to mature in 2002 are comprised of transaction deposit accounts and short-term (less than one year) certificates of deposit, most of which have historically renewed at maturity.

     In the normal course of business, the Financial Services Group enters into commitments to extend credit including loans, leases, and letters of credit. These commitments generally require collateral upon funding and as such carry substantially the same risk as loans. In addition, the commitments normally include provisions that under certain circumstances allow the Financial Services Group to exit the commitment. At year-end 2001, loan, lease and letter of credit commitments totaled $5.0 billion with expiration dates primarily within the next three years. In addition, at year-end 2001, commitments to originate single-family residential mortgage loans totaled $985 million and commitments to sell single-family residential mortgage loans totaled $1.1 billion.

     At year-end 2001, the savings bank met or exceeded all applicable regulatory capital requirements. The parent company expects to maintain the savings bank's capital at a level that exceeds the minimum required for designation as "well capitalized" under the capital adequacy regulations of the Office of Thrift Supervision. From time to time, the parent company may make capital contributions to the savings bank or receive dividends from the savings bank. During 2001, the parent company received $124 million in dividends from the savings bank.

     At year-end 2001, preferred stock of subsidiaries was outstanding with a liquidation preference of $305 million. These preferred stocks are automatically exchanged into $305 million in savings bank preferred stock if federal banking regulators determine that the savings bank is or will become undercapitalized in the near term or upon the occurrence of certain administrative actions. If such an exchange occurs, the parent company must issue senior notes in exchange for the savings bank preferred stock in an amount equal to the liquidation preference of the preferred stock exchanged.

     Selected financial and regulatory capital data for the savings bank follows:

                                                                 AT YEAR-END
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
                                                                (IN MILLIONS)
Balance sheet data
  Total assets..............................................  $15,251   $14,885
  Total deposits............................................    9,369    10,088
  Shareholder's equity......................................      954       931

                                                  SAVINGS
                                                   BANK     REGULATORY   FOR CATEGORIZATION AS
                                                  ACTUAL     MINIMUM      "WELL CAPITALIZED"
                                                  -------   ----------   ---------------------
Regulatory capital ratios
  Tangible capital..............................    7.8%       2.0%               N/A
  Leverage capital..............................    7.8%       4.0%               5.0%
  Risk-based capital............................   10.7%       8.0%              10.0%

     Of the subsidiary preferred stock, $298 million qualifies as core (leverage) capital and the remainder qualifies as Tier 2 (supplemental risk-based) capital.

ENVIRONMENTAL MATTERS

     Temple-Inland is committed to protecting the health and welfare of its employees, the public and the environment, and strives to maintain compliance with all state and federal environmental regulations. When constructing new facilities or modernizing existing facilities, Temple-Inland uses state of the art technology for controlling air and water emissions. These forward-looking programs should minimize the effect that changing regulations have on capital expenditures for environmental compliance.

     Temple-Inland has been designated as a potentially responsible party at nine Superfund sites, excluding sites as to which Temple-Inland's records disclose no involvement or as to which Temple-Inland's potential liability has been finally determined. At year-end 2001, Temple-Inland estimated the undiscounted total costs it could incur for the remediation and toxic tort actions at Superfund sites to be about $2 million, which has been accrued. Temple-Inland also utilizes landfill operations to dispose of non-hazardous waste at three paperboard and two building product mill operations. At year-end 2001, Temple-Inland estimated that the undiscounted total costs it could incur to ensure proper closure of these landfills over the next twenty-five years to be about $14 million, which is being accrued over the estimated lives of the landfills.

     On April 15, 1998, the U.S. Environmental Protection Agency (EPA) issued the Cluster Rule regulations governing air and water emissions for the pulp and paper industry. Temple-Inland has spent approximately $15 million toward Cluster Rule compliance through the end of 2001. Future expenditures for environmental control facilities will depend on additional Maximum Available Control Technology (MACT) II regulations for hazardous air pollutants relating to pulp mill combustion sources (estimated at $2 million) and the upcoming plywood and composite wood products MACT proposal (estimated at $12 million), as well as changing laws and regulations and technological advances. Given these uncertainties, Temple-Inland estimates that capital expenditures for environmental purposes excluding the MACT rules during the period 2002 through 2004 will average approximately $12 million each year.

ENERGY AND THE EFFECTS OF INFLATION

     Inflation has had minimal effects on operating results the last three years except for the increase in energy costs during 2001 and 2000. Energy costs were up $38 million in 2001 and $17 million in 2000. Energy costs began to rise during the second quarter 2000 and continued to rise through the second quarter 2001. Energy costs peaked during the second quarter 2001 and began to decline during the remainder of 2001 reaching more normalized levels by year-end 2001. In some instances, Temple-Inland elected to take downtime at certain of its manufacturing facilities rather than pay significantly higher energy prices.

     The Paper Group is a party to a long-term power purchase contract agreement with Southern California Edison (Edison). Under this agreement, the Paper Group sold to Edison a portion of its electrical generating capacity from a co-generation facility operated in connection with its Ontario mill. Edison was to pay the Paper Group for its committed generating capacity and for electricity generated and sold by Edison. During the fourth quarter 2000 and the first quarter 2001, the Ontario mill generated and delivered electricity to Edison but was not paid. During the second quarter 2001, the Paper Group notified Edison that the long-term power purchase agreement was cancelled because of Edison's material breach of the agreement. Edison contested the right of the Paper Group to terminate the agreement. It has also asserted that it is entitled to recover a portion of the payments it made during the term of the agreement from the Paper Group. The parties are currently in litigation to determine, among other matters, whether the agreement has been terminated and whether the Paper Group may sell its excess generating capacity to third parties. The Paper Group continues to provide power to Edison and has received some payments from Edison. Temple-Inland does not believe that the resolution of these matters will have a material adverse effect on its consolidated operations or financial position.

     The parent company's fixed assets, including timber and timberlands, are reflected at their historical costs. At current replacement costs, depreciation expense and the cost of timber harvested or timberlands sold would be significantly higher than amounts reported.

NEW ACCOUNTING PRONOUNCEMENTS AND CHANGE IN ESTIMATE

     Beginning January 2001, Temple-Inland adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. This statement requires that derivative instruments be included on the balance sheet at fair value with the changes in their fair value reflected in net income or other comprehensive income, depending upon the classification of the derivative instrument. Temple-Inland uses to a limited degree, derivative instruments to hedge risks, including those associated with changes in product pricing, manufacturing cost and interest rates. Temple-Inland does not use derivatives for trading purposes. The cumulative effect of adoption was to reduce 2001 net income by $2 million. Additionally, as permitted by this Statement, the Financial Services Group changed the designation of its portfolio of held-to-maturity securities, which are carried at unamortized cost, to available-for-sale, which are carried at fair value. As a result, the carrying value of these securities was adjusted to their fair value with a corresponding after tax reduction in other comprehensive income, a component of shareholders' equity, of $16 million.

     Beginning January 2001, the parent company began computing depreciation of certain production equipment using revised useful lives. These revisions ranged from a reduction of several years to a lengthening of up to five years and were based on an assessment performed by the manufacturing groups, which indicated that revisions of the estimated useful lives of certain production equipment were warranted. The maximum estimated useful lives for production equipment is 25 years. As a result of these revisions, 2001 depreciation expense was reduced by $27 million.

     Temple-Inland adopted Statement of Financial Accounting Standards No. 141, Business Combinations, on June 30, 2001. This Statement requires business combinations to be accounted for using the purchase method.

     Beginning January 2002, Temple-Inland adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Under this Statement, amortization of goodwill is precluded and goodwill is periodically measured for impairment. The effect of not amortizing goodwill during 2001 would have been to increase operating income by $11 million and net income by $9 million or $0.18 per diluted share. While Temple-Inland has not yet determined the amount of goodwill impairment to be recognized during the first quarter 2002 upon adoption of this new statement, it is likely that up to $20 million of goodwill associated with pre-2001 specialty packaging acquisitions may be impaired. Under the new rules, impairment is measured based upon the present value of future operating cash flows while under the old rules impairment was measured based upon undiscounted future operating cash flows.

     Temple-Inland will be required to adopt Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, beginning 2003. The company has not yet determined the effect on earnings or financial position of adopting this statement. In addition, Temple-Inland will be required to adopt Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets beginning 2002. While Temple-Inland has not yet determined the effect on earnings or financial position of adopting this statement, it is likely that the effect of adoption will not be material.

STATISTICAL AND OTHER DATA (A)

                                                                    FOR THE YEAR
                                                              ------------------------
                                                               2001     2000     1999
                                                              ------   ------   ------
                                                                  ($ IN MILLIONS)
Revenues
Paper Group
  Corrugated packaging......................................  $1,935   $1,902   $1,692
  Linerboard................................................     147      190      177
                                                              ------   ------   ------
     Total Paper............................................  $2,082   $2,092   $1,869
                                                              ======   ======   ======
Building Products Group
  Pine lumber...............................................  $  228   $  218   $  239
  Particleboard.............................................     175      230      189
  Medium density fiberboard.................................      98       90       66
  Gypsum wallboard..........................................      56       98      162
  Fiberboard................................................      63       67       75
  Other.....................................................     106      133      106
                                                              ------   ------   ------
     Total Building Products................................  $  726   $  836   $  837
                                                              ======   ======   ======
Financial Services Group
  Savings bank..............................................  $1,042   $1,121   $  841
  Mortgage banking..........................................     153       92      131
  Real estate...............................................     117      117      111
  Insurance brokerage.......................................      52       39       33
                                                              ------   ------   ------
     Total Financial Services...............................  $1,364   $1,369   $1,116
                                                              ======   ======   ======
Unit sales
Paper Group
  Corrugated packaging, thousands of tons...................   2,214    2,217    2,284
  Linerboard, thousands of tons.............................     404      468      518
                                                              ------   ------   ------
     Total, thousands of tons...............................   2,618    2,685    2,802
                                                              ======   ======   ======
Building Products Group
  Pine lumber, mbf..........................................     728      666      618
  Particleboard, msf........................................     582      676      574
  Medium density fiberboard, msf............................     256      244      187
  Gypsum wallboard, msf.....................................     586      678      890
  Fiberboard, msf...........................................     385      368      439
Financial Services Group
Segment operating income
  Savings bank..............................................  $  166   $  168   $  109
  Mortgage banking..........................................       4       11       19
  Real estate...............................................       4        3        4
  Insurance brokerage.......................................      10        7        6
                                                              ------   ------   ------
     Total Financial Services operating income..............  $  184   $  189   $  138
                                                              ======   ======   ======
OPERATING RATIOS
  Return on average assets..................................    1.08%    1.01%    0.93%
  Return on average equity..................................   14.55%   13.64%   13.29%
  Dividend pay-out ratio....................................   74.62%   74.92%   57.85%
  Equity to asset ratio at year-end.........................    7.43%    7.38%    7.00%
Equity at year end
  Savings bank..............................................  $  954   $  931   $  857
  Mortgage banking..........................................      91       78       90
  Real estate...............................................      66       56       54
  Insurance brokerage.......................................      31       28       22
                                                              ------   ------   ------
     Total Financial Services equity........................  $1,142   $1,093   $1,023
                                                              ======   ======   ======

---------------

(a)  Revenues and unit sales do not include joint venture operations.

ITEM 7.A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK INTEREST RATE RISK

INTEREST RATE RISK

     Temple-Inland is subject to interest rate risk from the utilization of financial instruments such as adjustable-rate debt and other borrowings, as well as the lending and deposit-gathering activities of the Financial Services Group. The following table illustrates the estimated impact on pre-tax income of immediate, parallel and sustained shifts in interest rates for the subsequent 12-month period at year-end 2001, with comparative information at year-end 2000:

                                                               INCREASE (DECREASE)
                                                                    IN INCOME
                                                                   BEFORE TAXES
CHANGE IN                                                      --------------------
INTEREST RATES                                                  2001          2000
--------------                                                 ------        ------
                                                                  (IN MILLIONS)
+2%.........................................................     $ 2           $(7)
+1%.........................................................     $ 8           $(1)
 0..........................................................     $--           $--
-1%.........................................................     $(6)          $(1)

     The change in exposure to interest rate risk from year-end 2000 is primarily due to changes in the composition of assets and liabilities in the Financial Services Group.

     The operations of the Financial Services Group's savings bank are subject to interest rate risk to the extent that interest-earning assets and interest-bearing liabilities mature or reprice at different times or in differing amounts. Since year-end 2000, the duration of the liabilities has lengthened while the duration of the assets has shortened. The lengthened duration of liabilities is the result of significant originations in longer-term fixed rate certificates of deposit. The shortened duration of assets is the result of composition changes caused by increased prepayments on the mortgage and mortgage-backed securities portfolios, stemming from the lower interest rate environment, and the growth in the loan portfolio.

     Additionally, the fair value of the Financial Services Group's mortgage servicing rights (estimated at $178 million at year-end 2001) is also affected by changes in interest rates. Temple-Inland estimates that a 1 percent decline in interest rates from current levels would decrease the fair value of the mortgage servicing rights by approximately $37 million.

FOREIGN CURRENCY RISK

     The Company's exposure to foreign currency fluctuations on its financial instruments is not material because most of these instruments are denominated in U.S. dollars.

COMMODITY PRICE RISK

     From time to time the Company uses commodity derivative instruments to mitigate its exposure to changes in product pricing and manufacturing costs. These instruments cover a small portion of the Company's volume and range in duration from three months to three years. Based on the fair value of these instruments at year-end 2001, the potential loss in fair value resulting from a hypothetical 10 percent change in the underlying commodity prices would not be significant.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS                                 PAGE
-----------------------------                                 ----
Parent Company (Temple-Inland Inc.)
  Summarized Statements of Income -- for the years 2001,
     2000, and 1999.........................................   38
  Summarized Balance Sheets at year end 2001 and 2000.......   39
  Summarized Statements of Cash Flows -- for the years 2001,
     2000, and 1999.........................................   40
  Notes to the Parent Company (Temple-Inland Inc.)
     Summarized Financial Statements........................   41
Financial Services Group
  Summarized Statements of Income -- for the years 2001,
     2000, and 1999.........................................   47
  Summarized Balance Sheets at year end 2001 and 2000.......   48
  Summarized Statements of Cash Flows -- for the years 2001,
     2000, and 1999.........................................   49
  Notes to Financial Services Group Summarized Financial
     Statements.............................................   50
Temple-Inland Inc. and Subsidiaries
  Consolidated Statements of Income -- for the years 2001,
     2000, and 1999.........................................   62
  Consolidated Statements of Cash Flows -- for the years
     2001, 2000, and 1999...................................   63
  Consolidating Balance Sheets at year end 2001 and 2000....   64
  Consolidated Statements of Shareholders' Equity -- for the
     years 2001, 2000, and 1999.............................   66
  Notes to Consolidated Financial Statements................   67
Management Report on Financial Statements...................   81
Report of Independent Auditors..............................   82

                      PARENT COMPANY (TEMPLE-INLAND INC.)

                        SUMMARIZED STATEMENTS OF INCOME

                                                                    FOR THE YEAR
                                                              ------------------------
                                                               2001     2000     1999
                                                              ------   ------   ------
                                                                   (IN MILLIONS)
NET REVENUES................................................  $2,808   $2,928   $2,706
COSTS AND EXPENSES
     Cost of sales..........................................   2,457    2,441    2,216
     Selling and administrative.............................     261      236      227
     Other (income) expense.................................      (1)      15       --
                                                              ------   ------   ------
                                                               2,717    2,692    2,443
                                                              ------   ------   ------
                                                                  91      236      263
FINANCIAL SERVICES EARNINGS.................................     184      189      138
                                                              ------   ------   ------
OPERATING INCOME............................................     275      425      401
     Interest...............................................     (98)    (105)     (95)
                                                              ------   ------   ------
INCOME FROM CONTINUING OPERATIONS
  BEFORE TAXES..............................................     177      320      306
     Income taxes...........................................     (66)    (125)    (115)
                                                              ------   ------   ------
INCOME FROM CONTINUING OPERATIONS...........................     111      195      191
     Discontinued operations................................      --       --      (92)
                                                              ------   ------   ------
INCOME BEFORE ACCOUNTING CHANGE.............................     111      195       99
     Effect of accounting change............................      (2)      --       --
                                                              ------   ------   ------
NET INCOME..................................................  $  109   $  195   $   99
                                                              ======   ======   ======

      See the notes to the Parent Company summarized financial statements.

                      PARENT COMPANY (TEMPLE-INLAND INC.)

                           SUMMARIZED BALANCE SHEETS

                                                                 AT YEAR-END
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
                                                                (IN MILLIONS)
                                    ASSETS
CURRENT ASSETS
  Cash......................................................  $     3   $     2
  Receivables, less allowances of $11 in 2001 and $10 in
     2000...................................................      288       294
  Inventories:
     Work in process and finished goods.....................       53        61
     Raw materials and supplies.............................      205       192
                                                              -------   -------
                                                                  258       253
  Prepaid expenses and other................................       73        51
                                                              -------   -------
     Total current assets...................................      622       600
                                                              -------   -------
INVESTMENT IN TEMPLE-INLAND FINANCIAL SERVICES..............    1,142     1,093
                                                              -------   -------
PROPERTY AND EQUIPMENT
  Land and buildings........................................      490       452
  Machinery and equipment...................................    2,926     2,734
  Construction in progress..................................       89       160
  Less allowances for depreciation..........................   (1,935)   (1,822)
                                                              -------   -------
                                                                1,570     1,524
  Timber and timberlands -- less depletion..................      515       567
                                                              -------   -------
     Total property and equipment...........................    2,085     2,091
GOODWILL....................................................       62        22
OTHER ASSETS................................................      210       205
                                                              -------   -------
TOTAL ASSETS................................................  $ 4,121   $ 4,011
                                                              =======   =======

                     LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable..........................................  $   149   $   112
  Employee compensation and benefits........................       60        62
  Accrued interest..........................................       20        24
  Accrued property taxes....................................       23        24
  Other accrued expenses....................................       94        70
  Current portion of long-term debt.........................        1         2
                                                              -------   -------
     Total current liabilities..............................      347       294
LONG-TERM DEBT..............................................    1,339     1,381
                                                              -------   -------
DEFERRED INCOME TAX.........................................      310       276
                                                              -------   -------
POSTRETIREMENT BENEFITS.....................................      142       142
                                                              -------   -------
OTHER LONG-TERM LIABILITIES.................................       87        85
                                                              -------   -------
SHAREHOLDERS' EQUITY........................................    1,896     1,833
                                                              -------   -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................  $ 4,121   $ 4,011
                                                              =======   =======

      See the notes to the Parent Company summarized financial statements.

                      PARENT COMPANY (TEMPLE-INLAND INC.)

                      SUMMARIZED STATEMENTS OF CASH FLOWS

                                                                  FOR THE YEAR
                                                              ---------------------
                                                              2001    2000    1999
                                                              -----   -----   -----
                                                                  (IN MILLIONS)
CASH PROVIDED BY (USED FOR) OPERATIONS
Net income..................................................  $ 109   $ 195   $  99
Adjustments:
  Depreciation and depletion................................    182     198     200
  Amortization of goodwill..................................      4       3       3
  Deferred taxes............................................     35      52      10
  Unremitted earnings from financial services...............   (166)   (147)   (121)
  Dividends from financial services.........................    124     110      70
  Receivables...............................................     24       5     (71)
  Inventories...............................................     33      16      (4)
  Prepaid expenses and other................................    (22)     (5)    (12)
  Accounts payable and accrued expenses.....................     35     (82)     40
  Change in net assets of discontinued operation............     --      --      23
  Loss on disposal of discontinued operation................     --      --      77
  Other.....................................................    (12)     39      19
                                                              -----   -----   -----
                                                                346     384     333
                                                              -----   -----   -----
CASH PROVIDED BY (USED FOR) INVESTMENTS
  Capital expenditures......................................   (184)   (223)   (178)
  Proceeds from sale of discontinued operations.............     --      --     576
  Sale of timberland, property and equipment and other
     assets.................................................     74       5      40
  Acquisitions, net of cash acquired, and joint ventures....   (160)    (18)    (49)
  Capital contributions to financial services...............     --     (10)   (279)
                                                              -----   -----   -----
                                                               (270)   (246)    110
                                                              -----   -----   -----
CASH PROVIDED BY (USED FOR) FINANCING
  Additions to debt.........................................    272     260     312
  Payments of debt..........................................   (290)   (134)   (560)
  Purchase of stock for treasury............................     --    (250)   (100)
  Cash dividends paid to shareholders.......................    (63)    (65)    (71)
  Other.....................................................      6       2      12
                                                              -----   -----   -----
                                                                (75)   (187)   (407)
                                                              -----   -----   -----
Net increase (decrease) in cash and cash equivalents........      1     (49)     36
Cash and cash equivalents at beginning of year..............      2      51      15
                                                              -----   -----   -----
Cash and cash equivalents at end of year....................  $   3   $   2   $  51
                                                              =====   =====   =====

      See the notes to the Parent Company summarized financial statements.

                NOTES TO THE PARENT COMPANY (TEMPLE-INLAND INC.)

                        SUMMARIZED FINANCIAL STATEMENTS

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  BASIS OF PRESENTATION

     The summarized financial statements include the accounts of Temple-Inland Inc. and its manufacturing subsidiaries (the parent company). The net assets invested in Temple-Inland Financial Services are subject, in varying degrees, to regulatory rules and restrictions including restrictions on the payment of dividends to the parent company. Accordingly, the investment in Temple-Inland Financial Services is reflected in the summarized financial statements on the equity basis. Related earnings, however, are presented before tax to be consistent with the consolidated financial statements. All material intercompany amounts and transactions have been eliminated. These financial statements should be read in conjunction with the Temple-Inland Inc. consolidated financial statements and the Temple-Inland Financial Services Group summarized financial statements.

     Certain amounts have been reclassified to conform to the current year's classifications.

  INVENTORIES

     Inventories are stated at the lower of cost or market.

     The cost of inventories amounting to $99 million at year-end 2001 and $93 million at year-end 2000 was determined by the last-in, first-out method (LIFO). The cost of the remaining inventories was determined principally by the average cost method, which approximates the first-in, first-out method (FIFO).

     If the FIFO method of accounting had been applied to those inventories that were determined by the LIFO method, inventories would have been $22 million and $28 million more than reported at year-end 2001 and 2000, respectively.

  PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost less accumulated depreciation and depletion. Included in property and equipment are $147 million of assets that are subject to capital leases. Depreciation, which includes amortization of assets subject to capital leases, is generally provided on the straight-line method based on estimated useful lives as follows:

                                                                ESTIMATED
                                                                  USEFUL
CLASSIFICATION                                                    LIVES
--------------                                                --------------
Buildings...................................................  15 to 40 years
Machinery and equipment:
  Manufacturing and production equipment....................   3 to 25 years
  Transportation equipment..................................   3 to 15 years
  Office and other equipment................................   2 to 10 years

     Certain machinery and production equipment is depreciated based on operating hours or units of production because depreciation occurs primarily through use rather than through elapsed time.

     The parent company completed an assessment of the estimated useful lives of certain production equipment, which resulted in a revision of estimated useful lives. These revisions ranged from a reduction of several years to a lengthening of up to five years. Accordingly, beginning January 2001, the parent company began computing depreciation of certain production equipment using revised estimated useful lives. As a result of these revisions in estimated useful lives, year 2001 depreciation expense was reduced by $27 million and year 2001 net income was increased by $16 million or $0.33 per diluted share.

                NOTES TO THE PARENT COMPANY (TEMPLE-INLAND INC.)

     Timber and timberlands are stated at cost, less accumulated cost of timber harvested. Cost attributed to standing timber is charged against income as timber is harvested at rates determined annually, based on the relationship of unamortized timber costs to the estimated volume of recoverable timber. The costs of seedlings and reforestation of timberlands are capitalized. The basis of timberland sold is determined by the area method. The basis of timber sold is determined by the average cost method.

     The cost of significant additions and betterments is capitalized, and the cost of maintenance and repairs is expensed.

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

NOTE B -- LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                AT YEAR-END
                                                              ---------------
                                                               2001     2000
                                                              ------   ------
                                                               (IN MILLIONS)
Commercial paper, other short-term borrowings and borrowing
  under bank credit agreements -- average interest rate was
  4.57% in 2001 and 6.55% in 2000...........................  $   27   $   90
Trade Receivable Facility, due 2002 -- average interest rate
  was 2.06% in 2001.........................................      70       --
9.0% Notes payable due 2001.................................      --      200
8.125% to 8.38% Notes payable due 2006......................     100      100
7.25% Notes payable due 2004................................     100      100
8.25% Debentures due 2022...................................     150      150
6.75% Notes payable due 2009................................     300      300
Private placement debt -- 6.72% to 7.02% notes due 2002
  through 2007..............................................     118      118
Revenue bonds due 2007 through 2024 -- average interest rate
  was 3.70% in 2001 and 4.77% in 2000.......................     115      114
Term note due 2005 -- average interest rate was 5.38% in
  2001 and 7.89% in 2000....................................     100      100
Term note due 2006 -- average interest rate was 4.50% in
  2001......................................................     102       --
Other indebtedness due through 2006 -- average interest rate
  was 5.10% in 2001 and 7.11% in 2000.......................     158      111
                                                              ------   ------
                                                               1,340    1,383
Less:
  Current portion of long-term debt.........................      (1)      (2)
                                                              ------   ------
                                                              $1,339   $1,381
                                                              ======   ======

                NOTES TO THE PARENT COMPANY (TEMPLE-INLAND INC.)

     The parent company has various debt arrangements, which are subject to conditions and covenants customary for such agreements, including levels of interest coverage and limitations on leverage of the parent company. At year-end 2001, the parent company was in compliance with all such conditions and covenants.

     At year-end 2001, the parent company had credit agreements with banks totaling $591 million with final maturities at various dates through 2004 that support commercial paper and other short-term borrowings. Commercial paper and other short-term borrowings totaling $27 million, trade receivable facility debt of $70 million and current maturities of medium-term notes totaling $30 million are classified as long-term debt in accordance with the parent company's intent and ability to refinance such obligations on a long-term basis.

     Stated maturities of the parent company's long-term debt during the next five years are as follows (in millions): 2002 -- $107; 2003 -- $202;
2004 -- $121; 2005 -- $159; 2006 -- $135; 2007 and thereafter --$615.

     During 2001, a wholly owned subsidiary of the parent company established a $200 million trade receivable backed revolving credit arrangement due in November 2002. Under this arrangement, the subsidiary purchases, on an on-going basis, substantially all of the parent company's trade receivables. As the parent company requires funds, the subsidiary draws under its revolving credit arrangement, pledges the trade receivables as collateral and remits the proceeds to the parent company. In the event of liquidation of the subsidiary, its creditors would be entitled to satisfy their claims from the subsidiary's assets prior to distributions back to the parent company. At year-end 2001, the subsidiary owned $248 million in trade receivables against which it had borrowed $70 million of the $168 million currently available under the revolving credit agreement. This subsidiary is included in the parent company's summarized financial statements. In addition to above, at year-end 2001, property and equipment having a net book value of approximately $14 million were subject to liens in connection with $46 million of debt.

     Capitalized construction period interest in 2001, 2000 and 1999 was $4 million, $4 million and $2 million, respectively, and is deducted from interest expense. Parent company interest paid during 2001, 2000 and 1999 was $103 million, $108 million and $117 million, respectively.

NOTE C -- JOINT VENTURES

     The parent company's significant joint venture investments at year-end 2001 are: Del-Tin Fiber LLC -- a 50 percent owned venture that produces medium density fiberboard in El Dorado, Arkansas; Standard Gypsum LP -- a 50 percent owned venture that produces gypsum wallboard at facilities in McQueeny, Texas, and Cumberland City, Tennessee; and, Premier Boxboard Ltd. -- a 50 percent owned venture that produces gypsum facing paper and corrugating medium in Newport, Indiana. The joint venture partner in each of these ventures is an unrelated publicly held company.

     Combined summarized financial information for these joint ventures follows:

                                                               AT YEAR-END
                                                              -------------
                                                              2001    2000
                                                              -----   -----
                                                              (IN MILLIONS)
Current assets..............................................  $ 31    $ 35
Total assets................................................   372     379
Current liabilities.........................................    14      16
Long-term debt..............................................   215     225
Equity......................................................   142     138
Parent company's investment in joint ventures...............    27      21

                NOTES TO THE PARENT COMPANY (TEMPLE-INLAND INC.)

                                                                 FOR THE YEAR
                                                              ------------------
                                                              2001   2000   1999
                                                              ----   ----   ----
                                                                (IN MILLIONS)
Net revenues................................................  $150   $152   $86
Operating income (loss).....................................   (11)     4     9
Net income (loss)...........................................   (24)    (9)    1
Parent company's equity in net income (loss)................    (7)    (2)   (1)

     The parent company provides marketing and management services to these ventures. Fees for such services aggregated $5 million, $5 million, and $3 million during 2001, 2000 and 1999, respectively, and are reported as a reduction of cost of sales and selling expense. The parent company purchases, at market rates, finished products from one of these joint ventures. These purchases aggregated $58 million and $29 million during 2001 and 2000, respectively. The investment in these joint ventures is included in other assets and the equity in the net loss of these ventures in included in cost of sales.

     During 2001, the parent company contributed $15 million to these ventures and received a $1 million dividend.

     Near the end of the second quarter 2000, the parent company transferred ownership of its corrugating medium mill in Newport, Indiana, and associated debt of $50 million to Premier Boxboard Ltd. This was done as part of its agreement to maintain a 50 percent interest in the venture. The fair value of the assets contributed exceeded their carrying value by $55 million. This difference is being recognized in earnings at the rate of $5.5 million per year. At year-end 2001, the unamortized difference was $47 million. In the third quarter 2000, the venture completed its conversion of the mill so that it could produce lightweight gypsum facing paper as well as corrugated medium.

NOTE D -- ACQUISITIONS AND DISPOSITIONS

     During January 2002, the parent company initiated a tender offer to acquire Gaylord Container Corporation. The transaction is contingent on several matters including the tender of at least two-thirds of outstanding shares and at least 90% in aggregate principal amount of the senior notes and 82.6 percent of the senior subordinated notes. The tender is scheduled to expire on February 28, 2002 and will be funded from a bank financing commitment. At its latest year-end, September 2001, Gaylord had total assets of $1 billion and a deficit in stockholders' equity of $114 million. For the year-ended September 2001, Gaylord had total revenues of $1.1 billion, operating income of $45 million and a net loss of $27 million.

     During May 2001, the parent company completed the acquisitions of the corrugated packaging operations of Chesapeake Corporation and Elgin Corrugated Box Company. These operations consist of 11 corrugated converting plants in eight states. The aggregate purchase price of $135 million was allocated to the acquired assets and liabilities based on their fair values with $36 million allocated to goodwill. During October 2001, the parent company completed the acquisition of Compro Packaging. These operations consist of two corrugated converting plants. The aggregate purchase price of $9 million was allocated to the acquired assets and liabilities based on fair values with $9 million allocated to goodwill. The operating results of these packaging operations are included in the accompanying summarized financial statements from their acquisition dates. The unaudited pro forma results of operations, assuming these acquisitions had been effected as of the beginning of the applicable fiscal year, would not have been materially different from those reported.

     During the third quarter of 1999, the parent company decided to discontinue its bleached paperboard operation. Accordingly, the results of the bleached paperboard operation have been classified as discontinued operations, and prior periods have been restated. The bleached paperboard mill was sold in December 1999 for approximately $576 million in cash and the assumption of $82 million of debt. The eucalyptus fiber project in Mexico, which was to be a source of hardwood fiber for the bleached paperboard mill, was sold during 2001 at

                NOTES TO THE PARENT COMPANY (TEMPLE-INLAND INC.)

a price that approximated its carrying value. For the year 1999, the discontinued operation reported revenues of $381 million, loss from operations of $21 million and a loss on disposal of $71 million.

     Interest expense of $28 million was allocated to the discontinued operations, based on debt allocated to the operations. The loss from operations is net of income tax benefits of $13 million in 1999. The loss on disposal is net of income tax benefits of $44 million. Included in the loss on disposal were estimated operating losses of the Eucalyptus fiber project through the anticipated date of disposal of $2 million.

NOTE E -- OTHER (INCOME) EXPENSE

                                                                 FOR THE YEAR
                                                              -------------------
                                                              2001   2000   1999
                                                              ----   ----   -----
                                                                 (IN MILLIONS)
Gain on sale of non-strategic timberland, cash proceeds were
  $54 million...............................................  $(20)  $--    $  --
Loss on disposition of box plant in Chile and other under
  performing assets.........................................     9    --       --
Loss on unsecured receivables in Argentina..................     2    --       --
Fair value adjustment on an interest rate swap agreement....     4    --       --
Impairment loss on an interest in a bottling venture in
  Puerto Rico...............................................     4    --       --
Loss on exit of fiber cement business.......................    --    15       --
                                                              ----   ---    -----
                                                              $ (1)  $15    $  --
                                                              ====   ===    =====

     In connection with the 2001 sale of a box plant in Chile, the parent company also recognized a one-time benefit of $8 million, which is reflected as a reduction of income tax expense.

     In connection with its decision to exit the fiber cement business, the parent company retained $53 million of assets that are leased to a third party. The lease agreement provides for payments of $3.4 million per year and expires in 2020. At year-end 2001, these assets have a carrying amount of $47 million and are included in other assets.

NOTE F -- COMMITMENTS AND CONTINGENCIES

     The Parent Company leases timberlands, equipment and facilities under operating lease agreements. Future minimum rental commitments under non-cancelable operating leases having a remaining term in excess of one year, exclusive of related expenses, are as follows (in millions): 2002 -- $42;
2003 -- $27; 2004 -- $22; 2005 -- $19; 2006 -- $16; 2007 and thereafter -- $191.
Total rent expense was $49 million, $46 million and $34 million during 2001, 2000, and 1999, respectively.

     The parent company also leases two manufacturing facilities under capital lease agreements with municipalities, which expire in 2022 and 2025. These capital lease obligations total $188 million and have been offset by the purchase by the parent company of an equal amount of bonds issued by these municipalities which are funded with identical terms and secured by the payments due under the capital lease obligations.

     At year-end 2001, the parent company has unconditional purchase obligations, principally for gypsum and timber, aggregating $16 million that will be paid over the next 5 years. The parent company also has acquired rights to timber and timberlands under agreements, which require the parent company to pay the owners $61 million in 2006; this obligation is included in other long-term liabilities.

     In connection with its joint venture operations, the parent company has guaranteed obligations and letters of credit aggregating $105 million at year-end 2001.

     The preferred stock issued by subsidiaries of Guaranty Bank is automatically exchanged into preferred stock of Guaranty Bank upon the occurrence of certain regulatory events or administrative actions. If such

                NOTES TO THE PARENT COMPANY (TEMPLE-INLAND INC.)

exchange occurs, each preferred share is automatically surrendered to the parent company in exchange for senior notes of the parent company. At year-end 2001, the outstanding preferred stock issued by these subsidiaries totals $305 million. See Note K of the Financial Services Group summarized financial statements for further information.

     The parent company has $75 million in lines of credit and a $200 million receivable securitization program, which could not be accessed and $17 million in joint venture guarantees, letters of credit and recourse obligations which would be accelerated if the parent company was rated below "investment grade" by rating agencies. Several supply and lease agreements include similar rating requirements, which if activated would result in a variety of remedies including restructuring of the agreements.

     In connection with the 1999 sale of the bleached paperboard mill, the parent company agreed, subject to certain limitations, to indemnify the purchaser from certain liabilities including environmental liabilities and contingencies associated with the parent company's operation and ownership of the mill.

     In connection with the 1998 sale of its Argentina box plant, the parent company received $11 million in secured promissory notes, which were subsequently sold with recourse to a financial institution. At year-end 2001, the amounts due under these notes totaled $6 million. During 2001, the parent company also sold, with recourse to financial institutions, $6 million of other notes receivable.

                            FINANCIAL SERVICES GROUP

                        SUMMARIZED STATEMENTS OF INCOME

                                                                   FOR THE YEAR
                                                              ----------------------
                                                               2001     2000    1999
                                                              ------   ------   ----
                                                                  (IN MILLIONS)
INTEREST INCOME
  Loans receivable and mortgage loans held for sale.........  $  806   $  884   $705
  Mortgage-backed and other securities available-for-sale...     188      143     64
  Mortgage-backed and other securities held-to-maturity.....       2       54     62
  Other earning assets......................................       5        8      5
                                                              ------   ------   ----
          Total interest income.............................   1,001    1,089    836
                                                              ------   ------   ----
INTEREST EXPENSE
  Deposits..................................................     399      493    379
  Borrowed funds............................................     176      207    158
                                                              ------   ------   ----
          Total interest expense............................     575      700    537
                                                              ------   ------   ----
NET INTEREST INCOME.........................................     426      389    299
  Provision for loan losses.................................     (46)     (39)   (38)
                                                              ------   ------   ----
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES.........     380      350    261
                                                              ------   ------   ----
NONINTEREST INCOME
  Loan origination, marketing and servicing fees, net.......     139       84    115
  Real estate and other.....................................     224      196    165
                                                              ------   ------   ----
          Total noninterest income..........................     363      280    280
                                                              ------   ------   ----
NONINTEREST EXPENSE
  Compensation and benefits.................................     247      165    166
  Real estate and other.....................................     293      258    222
                                                              ------   ------   ----
          Total noninterest expense.........................     540      423    388
                                                              ------   ------   ----
INCOME BEFORE TAXES AND MINORITY INTEREST...................     203      207    153
Minority interest in income of consolidated subsidiaries....     (19)     (18)   (15)
                                                              ------   ------   ----
INCOME BEFORE TAXES.........................................     184      189    138
Income taxes................................................     (17)     (42)   (17)
                                                              ------   ------   ----
INCOME BEFORE ACCOUNTING CHANGE.............................     167      147    121
Effect of accounting change.................................      (1)      --     --
                                                              ------   ------   ----
NET INCOME..................................................  $  166   $  147   $121
                                                              ======   ======   ====

   See the notes to Financial Services Group summarized financial statements.

                            FINANCIAL SERVICES GROUP

                           SUMMARIZED BALANCE SHEETS

                                                                 AT YEAR-END
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
                                                                (IN MILLIONS)
                                    ASSETS

Cash and cash equivalents...................................  $   587   $   320
Mortgage loans held for sale................................      958       232
Loans receivable, net of allowance for loan losses of $139
  in 2001 and $118 in 2000..................................    9,847    10,394
Mortgage-backed and other securities available-for-sale.....    2,599     2,415
Mortgage-backed and other securities held-to-maturity.......      775       864
Mortgage servicing rights...................................      156       246
Real estate.................................................      240       233
Goodwill....................................................      124       120
Other assets................................................      452       500
                                                              -------   -------
TOTAL ASSETS................................................  $15,738   $15,324
                                                              =======   =======

                                  LIABILITIES
Deposits....................................................  $ 9,030   $ 9,828
Federal Home Loan Bank advances.............................    3,435     2,869
Securities sold under repurchase agreements.................    1,107       595
Other borrowings............................................      214       210
Other liabilities...........................................      504       423
Stock issued by subsidiaries................................      306       306
                                                              -------   -------
TOTAL LIABILITIES...........................................   14,596    14,231
                                                              -------   -------
SHAREHOLDER'S EQUITY........................................    1,142     1,093
                                                              -------   -------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY..................  $15,738   $15,324
                                                              =======   =======

 See the notes to the Financial Services Group summarized financial statements.

                            FINANCIAL SERVICES GROUP

                      SUMMARIZED STATEMENTS OF CASH FLOWS

                                                                     FOR THE YEAR
                                                              ---------------------------
                                                               2001      2000      1999
                                                              -------   -------   -------
                                                                     (IN MILLIONS)
CASH PROVIDED BY (USED FOR) OPERATIONS
  Net income................................................  $   166   $   147   $   121
  Adjustments:
     Amortization, depreciation and accretion depreciation
       and accretion........................................       79        59        62
     Provision for loan losses..............................       46        39        38
     Originations of loans held for sale....................   (7,605)   (2,129)   (3,691)
     Sales of loans held for sale...........................    6,932     2,149     4,060
     Collections on loans serviced for others, net..........      104       (32)     (251)
     Originated mortgage servicing rights...................     (102)      (12)      (54)
     Other..................................................      (17)       (4)       98
                                                              -------   -------   -------
                                                                 (397)      217       383
                                                              -------   -------   -------
CASH PROVIDED BY (USED FOR) INVESTMENTS
  Purchases of securities available-for-sale................      (48)   (1,036)     (294)
  Maturities of securities available-for-sale...............      865       338       279
  Sales of securities available-for-sale....................       --        --       145
  Purchases of securities held-to-maturity..................     (778)       --        --
  Maturities and redemptions of securities
     held-to-maturity.......................................        3       192       351
  Loans originated or acquired, net of principal
     collected..............................................      262    (1,512)   (1,163)
  Sale of mortgage servicing rights.........................      143        --        --
  Sales of loans............................................      446       259       299
  Acquisitions, net of cash acquired of $10 in 2000.........     (364)      (20)     (108)
  Capital expenditures......................................      (26)      (34)      (26)
  Other.....................................................       17       (59)      (17)
                                                              -------   -------   -------
                                                                  520    (1,872)     (534)
                                                              -------   -------   -------
CASH PROVIDED BY (USED FOR) FINANCING
  Net increase (decrease) in deposits.......................     (766)      857       808
  Securities sold under repurchase agreements and short-term
     borrowings, net........................................      316     1,071      (121)
  Additions to debt.........................................      803        37        35
  Payments of debt..........................................      (37)     (178)     (775)
  Sale of stock by subsidiaries.............................       --        80         1
  Capital contributions from parent company.................       --        10       279
  Dividends paid to parent company..........................     (124)     (110)      (70)
  Other.....................................................      (48)      (25)       (2)
                                                              -------   -------   -------
                                                                  144     1,742       155
                                                              -------   -------   -------
Net increase in cash and cash equivalents...................      267        87         4
Cash and cash equivalents at beginning of year..............      320       233       229
                                                              -------   -------   -------
Cash and cash equivalents at end of year....................  $   587   $   320   $   233
                                                              =======   =======   =======

 See the notes to the Financial Services Group summarized financial statements.

                            FINANCIAL SERVICES GROUP

                    NOTES TO SUMMARIZED FINANCIAL STATEMENTS

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  BASIS OF PRESENTATION

     Temple-Inland Financial Services Group (group) summarized financial statements include savings bank, mortgage banking, real estate and insurance brokerage operations. The assets and operations of this group are subject, in varying degrees, to regulatory rules and restrictions, including restriction on the payment of dividends to the parent company. All material intercompany amounts and transactions have been eliminated. Certain amounts have been reclassified to conform to the current year's classification. These financial statements should be read in conjunction with the Temple-Inland Inc. (the company) consolidated financial statements.

  DERIVATIVE FINANCIAL INSTRUMENTS

     Beginning January 2001, the group adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The cumulative effect of adopting this statement was to reduce 2001 net income by $1 million. This loss resulted from recording the fair value of derivative instruments that do not qualify for hedge accounting treatment.

     As permitted by this statement, the group reassessed the classification of its mortgage-backed and other securities. As a result of that reassessment, on January 1, 2001, the group transferred $864 million in mortgage-backed securities from held-to-maturity to available-for-sale. This transfer resulted in a $16 million after-tax reduction in other comprehensive income, a component of shareholders' equity.

  MORTGAGE LOANS HELD FOR SALE

     Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. Prior to January 1, 2001, mortgage loans held for sale were carried at the lower of cost or market in the aggregate. Net unrealized losses were recognized in a valuation allowance by charges to income. Effective January 1, 2001, in connection with the adoption of FAS No. 133, the carrying value of mortgage loans held for sale that have been designated with an effective fair-value hedge, is adjusted for changes in fair value after the date of hedge designation, based on sale commitments or current market quotes. Fair value adjustments and realized gains and losses are classified as noninterest income.

  LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

     Loans receivable are stated at unpaid net principal balances less any allowance for loan losses. Interest on loans receivable is credited to income as earned. The accrual of interest ceases when collection of principal or interest becomes doubtful. When interest accrual ceases, uncollected interest previously credited to income is reversed. Certain loan fees and direct loan origination costs are deferred. These net fees or costs, as well as premiums and discounts on loans, are amortized to income using the interest method over the remaining period to contractual maturity and adjusted for anticipated prepayments. Any unamortized loan fees or costs, premiums, or discounts are taken to income in the event a loan is sold or repaid.

     The allowance for loan losses is increased by charges to income and by the portion of the purchase price related to credit risk on bulk purchases of loans and on acquisitions. The allowance is decreased by charge-offs, net of recoveries. Management's periodic evaluation of the adequacy of the allowance is based on the group's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may have affected the borrower's ability to repay, estimated value of any underlying collateral, and current economic conditions.

     Loans receivable are assigned a risk rating to distinguish levels of credit risk and loan quality. These risk ratings are categorized as pass or criticized grade with the resultant allowance for loan losses based on this

                            FINANCIAL SERVICES GROUP
distinction. Certain loan portfolios are considered to be performance based and are graded by analyzing performance through assessment of delinquency status.

     The allowance for loan losses is comprised of specific allowances for impaired loans, general allowances for pass graded loans and pools of criticized loans with common risk characteristics and an unallocated allowance based on analysis of other economic factors. Specific allowances on impaired loans are measured by comparing the basis in the loan to: 1) estimated present value of total expected future cash flows, discounted at the loan's effective rate, or 2) the loan's observable market price, or 3) the fair value of the collateral if the loan is collateral dependent.

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

     The unallocated allowance for loan losses is determined based on management's assessment of general economic conditions as well as specific economic factors in individual markets. The evaluation of the appropriate level of unallocated allowance considers current risk factors that may not be reflected in the historical trends used to determine the allowance on criticized and pass graded loans. These factors may include inherent delays in obtaining information regarding a borrower's financial condition or changes in their unique business conditions; the judgmental nature of individual loan evaluations, collateral assessments and the interpretation of economic trends; volatility of economic or customer-specific conditions affecting the identification and estimation of losses for larger non-homogeneous loans; and the sensitivity of assumptions used to establish general allowances for homogenous groups of loans. In addition, the unallocated allowance recognizes that ultimate knowledge of the loan portfolios may be incomplete.

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

     Real estate held for future development and real estate projects being developed are evaluated for impairment in accordance with the recognition and measurement provisions governing long-lived assets to be held and used in operations. Real estate projects that are substantially completed and ready for their intended

                            FINANCIAL SERVICES GROUP
use are measured at the lower of carrying amount or estimated fair value minus the cost to sell in accordance with the provisions governing long-lived assets that are to be disposed of.

  MORTGAGE SERVICING RIGHTS

     The group allocates a portion of the cost of originating a mortgage loan to the mortgage servicing right based on its fair value relative to the loan as a whole. Capitalized mortgage loan servicing rights are amortized in proportion to, and over the period of, estimated net servicing revenues. The fair market value of originated mortgage servicing rights is estimated using buyers' quoted prices for servicing rights with similar attributes, such as loan type, size, escrow and geographic location. Purchased mortgage servicing rights are recorded at cost.

     To evaluate possible impairment of mortgage servicing rights, the portfolio is periodically stratified based on the predominant risk characteristics and the capitalized basis of each stratum is compared to fair value. Predominant risk characteristics considered include loan type and interest rate. Should the capitalized mortgage servicing rights, net, exceed fair value, impairment is recognized through a valuation allowance.

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

NOTE B -- ACQUISITIONS

     During the third quarter 2001, the group acquired mortgage loan production and processing offices for $63 million cash. The excess of the purchase price over the fair value of the identifiable net assets acquired was $8 million. This goodwill is not being amortized but will be periodically assessed for impairment.

     On February 1, 2001, the group acquired certain assets (primarily asset-based loans), totaling $300 million, from FINOVA Capital Corporation (FINOVA) for $301 million cash. The excess of the purchase price over the fair value of the net identifiable assets acquired of $1 million was being amortized on the straight-line method over 10 years.

     On March 1, 2000, the group acquired all of the outstanding stock of American Finance Group, Inc. (AFG) for $32 million cash. AFG, an industrial and commercial equipment leasing and financing operation, had total assets (primarily financing leases, loans, and equipment under operating leases) of $161 million and total liabilities (primarily debt) of $132 million, of which $128 million was repaid after acquisition. The excess of the purchase price over the fair value of the identifiable net assets acquired of $1 million was being amortized on the straight-line method over 10 years.

     On June 29, 1999, the group acquired all of the outstanding stock of HF Bancorp, Inc., the parent company of Hemet Federal Savings & Loan Association (Hemet) for $119 million cash. Hemet had total assets of $1.2 billion (primarily loans and securities) and total liabilities of $1.1 billion (primarily deposits). The excess of the purchase price over the fair value of the identifiable net assets acquired of $40 million was being amortized on the straight-line method over 25 years.

     On June 11, 1999, the group acquired the assets of Fidelity Funding, Inc. (Fidelity) for $18 million in cash. Fidelity, an asset based lending operation, had assets (primarily loans) of $111 million. The excess of the purchase price over the fair value of the identifiable net assets acquired of $18 million was being amortized on the straight-line method over 10 years.

                            FINANCIAL SERVICES GROUP

     The FINOVA acquisition and all acquisitions in 2000 and 1999 were accounted for as purchase business combinations in accordance with Accounting Principles Board Opinion No. 16, Business Combinations. The amortization of goodwill associated with these acquisitions will cease beginning January 1, 2002 and the remaining goodwill will be periodically assessed for impairment.

     The acquisitions were accounted for under the purchase method of accounting and, accordingly, the acquired assets and liabilities were adjusted to their estimated fair values at the date of the acquisitions. The operating results of the acquisitions are included in the accompanying summarized financial statements from the acquisition dates. The unaudited pro forma results of operations, assuming the acquisitions had been effected as of the beginning of the applicable fiscal year would not have been materially different from those reported.

NOTE C  --  LOANS RECEIVABLE

     The outstanding principal balances of loans receivable consists of the following:

                                                                AT YEAR-END
                                                              ----------------
                                                               2001     2000
                                                              ------   -------
                                                               (IN MILLIONS)
Real estate mortgage........................................  $2,872   $ 3,600
Construction and development(a).............................   4,234     4,007
Commercial and business.....................................   2,116     1,681
Consumer and other..........................................     764     1,216
Premiums, discounts and deferred fees, net..................      --         8
                                                              ------   -------
                                                               9,986    10,512
  Less: Allowance for loan losses...........................    (139)     (118)
                                                              ------   -------
                                                              $9,847   $10,394
                                                              ======   =======

---------------

(a)  Includes residential construction.

     Real estate mortgages are primarily single-family adjustable-rate loans secured by properties located primarily in California and Texas. Construction and development loans consist primarily of office, multi-family, retail, industrial, residential and senior housing properties and are predominantly located in Texas, California, Florida, Georgia, Colorado, Illinois and Arizona. Commercial and business loans include working capital, equipment financing, asset-based loans and other business loans. Consumer and other loans include a variety of products and are primarily secured by real estate.

     The recorded investment in impaired loans was $66 million at year-end 2001 and $6 million at year-end 2000, with a related allowance for loans losses of $28 million and $3 million, respectively. The average recorded investment in impaired loans during the years ended 2001 and 2000 was approximately $37 million and $45 million, respectively. The related amount of interest income recognized on impaired loans for the years ended 2001 and 2000 was immaterial.

     At year-end 2001, the group had unfunded commitments on outstanding loans totaling approximately $4.8 billion and commitments to originate loans of $304 million. In addition, at year-end 2001, the group had issued letters of credit totaling $197 million. The portion of these amounts to be ultimately funded is uncertain.

                            FINANCIAL SERVICES GROUP

     Activity in the allowance for loan losses was as follows:

                                                                 FOR THE YEAR
                                                              ------------------
                                                              2001   2000   1999
                                                              ----   ----   ----
                                                                (IN MILLIONS)
Balance, beginning of year..................................  $118   $113   $ 87
  Provision for loan losses.................................    46     39     38
  Additions related to acquisitions and bulk purchases of
     loans..................................................     2      2     12
  Charge-offs, net of recoveries............................   (27)   (36)   (24)
                                                              ----   ----   ----
Balance, end of year........................................  $139   $118   $113
                                                              ====   ====   ====

NOTE D -- MORTGAGE-BACKED AND OTHER SECURITIES

     The amortized cost and fair values of mortgage-backed and other securities consists of the following:

                                                           GROSS        GROSS
                                             AMORTIZED   UNREALIZED   UNREALIZED
                                               COST        GAINS        LOSSES     FAIR VALUE
                                             ---------   ----------   ----------   ----------
                                                              (IN MILLIONS)
AT YEAR-END 2001
AVAILABLE-FOR-SALE
Mortgage-backed securities:
  U.S. Government and agency...............   $2,292        $35          $ (8)       $2,319
  Private issuer pass-through securities...       72         --            (1)           71
                                              ------        ---          ----        ------
                                               2,364         35            (9)        2,390
Debt securities:
  Corporate securities.....................        3         --            --             3
Equity securities, primarily Federal Home
  Loan Bank stock..........................      206         --            --           206
                                              ------        ---          ----        ------
                                              $2,573        $35          $ (9)       $2,599
                                              ======        ===          ====        ======
HELD-TO-MATURITY
Mortgage-backed securities:
  U.S. Government and agency...............   $  775        $--          $ (8)       $  767
                                              ------        ---          ----        ------
                                              $  775        $--          $ (8)       $  767
                                              ======        ===          ====        ======
AT YEAR-END 2000
AVAILABLE-FOR-SALE
Mortgage-backed securities:
  U.S. Government and agency...............   $2,210        $21          $ (4)       $2,227
  Private issuer pass-through securities...       10         --            --            10
                                              ------        ---          ----        ------
                                               2,220         21            (4)        2,237
Debt securities:
  Corporate securities.....................        3         --            --             3
Equity securities, primarily Federal Home
  Loan Bank stock..........................      175         --            --           175
                                              ------        ---          ----        ------
                                              $2,398        $21          $ (4)       $2,415
                                              ======        ===          ====        ======
HELD-TO-MATURITY
Mortgage-backed securities:
  U.S. Government and agency...............   $  764        $--          $(23)       $  741
  Private issuer pass-through securities...      100         --            (3)           97
                                              ------        ---          ----        ------
                                              $  864        $--          $(26)       $  838
                                              ======        ===          ====        ======

                            FINANCIAL SERVICES GROUP

     The average yield on available-for-sale mortgage-backed, debt and equity securities for 2001 was 5.72 percent, 6.73 percent and 4.49 percent, respectively. The average yield on held-to-maturity mortgage-backed securities for 2001 was 5.34 percent.

     At year-end 1999, the carrying values of available-for- sale mortgage-backed securities, debt securities and equity securities were $1.3 billion, $9 million, and $166 million, respectively. The carrying value of held to maturity mortgage-backed securities at year-end 1999 was $1.1 billion.

     Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. Accordingly, actual maturities may differ from contractual maturities. Virtually all mortgage-backed and other securities held at year-end 2001 were classified as variable/no maturity.

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

     Certain mortgage-backed securities and other securities are guaranteed directly or indirectly by the U.S. government or its agencies. Other mortgage-backed securities not guaranteed by the U.S. government or its agencies are senior subordinated securities considered investment grade quality by third-party rating agencies. The collateral underlying these securities is primarily residential properties located in California.

     The group securitized and continued to hold $123 million and $297 million of mortgage loans previously held in the loan portfolio, during 2001 and 2000, respectively. The transfer to mortgage-backed securities was recorded at the carrying value of the mortgage loans at the time of securitization. The market value of the securities generated through these securitization activities are obtained through active market quotes. The group held $614 million and $689 million in such securities at year-end 2001 and 2000, respectively.

NOTE E -- REAL ESTATE

     Real estate is summarized as follows (in millions):

                                                              2001   2000
                                                              ----   ----
Real estate held for development and sale and income
  producing properties......................................  $260   $249
Foreclosed real estate......................................     2      3
                                                              ----   ----
                                                               262    252
Accumulated depreciation....................................   (19)   (16)
Valuation allowance.........................................    (3)    (3)
                                                              ----   ----
Real estate, net............................................  $240   $233
                                                              ====   ====

                            FINANCIAL SERVICES GROUP

NOTE F -- PROPERTY AND EQUIPMENT

     Property and equipment, included in other assets, are summarized as follows:

                                                                           AT YEAR-END
                                                            ESTIMATED     --------------
                                                          USEFUL LIVES     2001    2000
                                                          -------------   ------   -----
                                                                          (IN MILLIONS)
Cost:
  Land..................................................                  $  22    $ 22
  Buildings.............................................  10 - 40 years     110     107
  Leasehold improvements................................   5 - 20 years      24      22
  Furniture, fixtures and equipment.....................   3 - 10 years     117      94
                                                                          -----    ----
                                                                            273     245
Less accumulated depreciation and amortization..........                   (107)    (87)
                                                                          -----    ----
                                                                          $ 166    $158
                                                                          =====    ====

NOTE G -- DEPOSITS

     Deposits consists of the following:

                                                           2001               2000
                                                     ----------------   ----------------
                                                     AVERAGE            AVERAGE
                                                     STATED             STATED
                                                      RATE     AMOUNT    RATE     AMOUNT
                                                     -------   ------   -------   ------
                                                               ($ IN MILLIONS)
Noninterest-bearing demand.........................            $  443             $  302
Interest-bearing demand............................   1.36%     2,602    4.36%     2,504
Savings deposits...................................   1.63%       186    1.83%       167
Time deposits......................................   4.11%     5,799    6.13%     6,855
                                                               ------             ------
                                                               $9,030             $9,828
                                                               ======             ======

     Scheduled maturities of time deposits at year-end 2001 are as follows:

                                                         $100,000 OR   LESS THAN
                                                            MORE       $100,000    TOTAL
                                                         -----------   ---------   ------
                                                                  (IN MILLIONS)
3 months or less.......................................     $296        $1,004     $1,300
Over 3 through 6 months................................      275           968      1,243
Over 6 through 12 months...............................      176           776        952
Over 12 months.........................................      191         2,113      2,304
                                                            ----        ------     ------
                                                            $938        $4,861     $5,799
                                                            ====        ======     ======

     At year-end 2001, time deposits maturity dates were as follows (in millions):2002 -- $3,495; 2003 -- $1,703; 2004 -- $242; 2005 -- $139;
2006 -- $218; 2007 and thereafter -- $2.

NOTE H -- SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

     Securities sold under repurchase agreements were delivered to brokers/dealers who retained such securities as collateral for the borrowings and have agreed to resell the same securities back to the group at the maturities of the agreements. The agreements generally mature within 30 days.

                            FINANCIAL SERVICES GROUP

     Information concerning borrowings under repurchase agreements is summarized as follows:

                                                              2001     2000   1999
                                                              ----     ----   ----
                                                                ($ IN MILLIONS)
At year-end:
  Balance...................................................  $1,107   $595     --
  Weighted average interest rate............................     1.9%   6.5%    --
For the year:
  Average daily balance.....................................  $  594   $484   $112
  Maximum month-end balance.................................  $1,107   $898   $223
  Weighted average interest rate............................     3.9%   6.5%   5.0%

     At year-end 2001, the fair value of securities sold under repurchase agreements was $782 million for FNMA certificates and $344 million for FHLMC certificates.

NOTE I -- FEDERAL HOME LOAN BANK ADVANCES

     Pursuant to collateral agreements with the Federal Home Loan Bank of Dallas
(FHLB), advances are secured by a blanket floating lien on the savings bank's (Guaranty) assets and by securities on deposit at the FHLB.

     Information concerning short-term Federal Home Loan Bank Advances is summarized as follows:

                                                              2001     2000     1999
                                                             ------   ------   ------
                                                                 ($ IN MILLIONS)
At year-end:
  Balance..................................................  $2,657   $2,869   $2,151
  Weighted average interest rate...........................     2.0%     6.4%     5.7%
For the year:
  Average daily balance....................................  $3,367   $2,306   $2,683
  Maximum month-end balance................................  $3,930   $2,911   $3,431
  Weighted average interest rate...........................     4.1%     6.4%     5.2%

     In addition to short-term advances, at year-end 2001, $778 million in long-term amortizing fixed-rate advances were outstanding. These advances had a weighted average interest rate of 4.3 percent at year-end 2001.

     At year-end 2001, the short and long-term advances had maturity dates as follows (in millions): 2002 -- $2,816; 2003 -- $145; 2004 -- $104; 2005 -- $81;
2006 -- $151; 2007 and thereafter -- $138.

NOTE J -- OTHER BORROWINGS

     Other borrowings, which represent borrowings of non-savings bank entities, consists of the following:

                                                               AT YEAR-END
                                                              -------------
                                                              2001    2000
                                                              -----   -----
                                                              (IN MILLIONS)
Long-term debt with an average rate of 5.57% and 7.91%
  during 2001 and 2000, respectively, due through 2002......  $171    $168
Long-term debt at various rates which approximate prime,
  secured primarily by real estate..........................    43      42
                                                              ----    ----
                                                              $214    $210
                                                              ====    ====

                            FINANCIAL SERVICES GROUP

     At year-end 2001, a non-savings bank subsidiary had a $210 million credit facility, which expires in 2002, with $39 million remaining unused.

     At year-end 2001, maturities of other borrowings are as follows (in millions): 2002 -- $174; 2003 -- $3; 2004 -- $3; 2005 -- $2; 2006 -- $2; 2007
and thereafter -- $30.

NOTE K -- PREFERRED STOCK ISSUED BY SUBSIDIARIES

     Guaranty has two subsidiaries that qualify as real estate investment trusts, Guaranty Preferred Capital Corporation (GPCC) and Guaranty Preferred Capital Corporation II (GPCC II). Both are authorized to issue floating rate and fixed rate preferred stock. These preferred stocks have a liquidation preference of $1,000 per share, dividends that are non-cumulative and payable when declared, and are automatically exchanged into Guaranty preferred stock, with similar terms and conditions, if federal banking regulators determine that Guaranty is, or will become, undercapitalized in the near term or an administrative body takes an action that will prevent GPCC or GPCC II from paying full quarterly dividends or redeeming any preferred stock. If such an exchange occurs, the parent company must issue its senior notes in exchange for the Guaranty preferred stock in an amount equal to the liquidation preference of the preferred stock exchanged. The terms and conditions of the senior notes are similar to those of the Guaranty preferred stock exchanged except that the rate on the senior notes received by the former GPCC preferred stockholders is fixed instead of floating. At year-end 2001, the liquidation preference of the outstanding preferred stock issued by the Guaranty subsidiaries totals $305 million.

     In 1997, GPCC issued an aggregate of 150,000 shares of floating rate preferred stock for an aggregate consideration of $150 million cash. GPCC issued an additional 75,000 shares in 1998 for an aggregate consideration of $75 million cash. The weighted average rate paid to preferred shareholders was 5.82 percent and 7.94 percent during 2001 and 2000, respectively. Within ten years of issuance, at the option of GPCC, these shares may be redeemed in whole or in part for $1,000 per share cash.

     At inception in December 2000, GPCC II issued 35,000 shares of floating rate preferred stock and 45,000 shares of 9.15 percent fixed rate preferred stock for an aggregate consideration of $80 million cash. The weighted average rate paid to floating rate preferred shareholders was 6.83 percent during 2001. Prior to May 2007, at the option of GPCC II, these shares may be redeemed in whole or in part for $1,000 per share cash plus, under certain circumstances, a make-whole premium.

NOTE L -- MORTGAGE LOAN SERVICING

     The group services mortgage loans that are owned primarily by independent investors. The group serviced approximately 129,700 and 209,600 mortgage loans aggregating $11.6 billion and $19.5 billion as of year-end 2001 and 2000, respectively.

     The group is required to advance, from group funds, escrow and foreclosure costs on loans it services. The majority of these advances are recoverable, except for certain amounts for loans serviced for GNMA. A reserve has been established for unrecoverable advances. Market risk is assumed related to the disposal of certain foreclosed VA loans. No significant losses were incurred during 2001, 2000 or 1999 in connection with this risk.

                            FINANCIAL SERVICES GROUP

     Capitalized mortgage loan servicing rights, net of accumulated amortization, were as follows:

                                                           PURCHASED   ORIGINATED
                                                             LOAN         LOAN
                                                           SERVICING   SERVICING
                                                            RIGHTS       RIGHTS     TOTAL
                                                           ---------   ----------   -----
                                                                   (IN MILLIONS)
FOR THE YEAR 2001
Balance, beginning of year...............................    $138         $108      $ 246
  Additions..............................................       2          101        103
  Amortization expense...................................     (17)         (23)       (40)
  Sales..................................................     (73)         (74)      (147)
                                                             ----         ----      -----
     Subtotal............................................    $ 50         $112        162
     Valuation allowance.................................                              (6)
                                                                                    -----
Balance, end of year.....................................                           $ 156
                                                                                    =====
FOR THE YEAR 2000
Balance, beginning of year...............................    $155         $113      $ 268
  Additions..............................................       4           12         16
  Amortization expense...................................     (20)         (14)       (34)
  Sales..................................................      (1)          (3)        (4)
                                                             ----         ----      -----
     Subtotal............................................    $138         $108        246
     Valuation allowance.................................                              --
                                                                                    -----
Balance, end of year.....................................                           $ 246
                                                                                    =====

     Amortization expense related to mortgage loan servicing rights totaled $40 million, $34 million and $49 million for 2001, 2000 and 1999, respectively. The valuation allowance was increased $6 million in 2001 by a charge to operations and reduced $1 million in 2000 and $16 million in 1999 by a credit to operations.

     The estimated fair value of the capitalized mortgage servicing rights at year-end 2001 was approximately $173 million. Fair value was determined utilizing market-driven assumptions for prepayment speeds, discount rates and other variables.

NOTE M -- INTEREST RATE RISK MANAGEMENT

     Guaranty is a party to various interest rate corridor agreements, which reduce the impact of increases in interest rates on its investments in adjustable-rate mortgage-backed securities that have lifetime interest rate caps. Under these agreements with notional amounts totaling $167 million and $213 million at year-end 2001 and 2000, respectively, Guaranty simultaneously purchased and sold caps whereby it receives interest if the variable rate based on the FHLB Eleventh District Cost of Funds (EDCOF) Index (3.37 percent at year-end 2001) exceeds an average strike rate of 8.81 percent and pays interest if the same variable rate exceeds a strike rate of 11.75 percent. These agreements mature through 2003. Guaranty did not receive or pay any amounts under this agreement in 2001, 2000 or 1999.

     Guaranty is also a party to an interest rate cap agreement to reduce the impact of interest rate increases on certain adjustable rate investments with lifetime caps. Under this agreement, with a notional amount of $29 million, Guaranty would receive payments if the EDCOF exceeds the strike rate of 10 percent. This agreement matures in 2004. Guaranty did not receive or pay any amounts under this agreement in 2001, 2000 or 1999.

                            FINANCIAL SERVICES GROUP

     These corridor and cap agreements do not qualify for hedge accounting and are therefore recorded at fair value with changes in their fair value recorded in income. The amounts related to these agreements subject to credit risk are the streams of payments receivable by Guaranty under the terms of the contracts not the notional amounts used to express the volumes of these transactions. Guaranty minimizes its exposure to credit risk by entering into contracts with major U.S. securities firms.

     The mortgage banking operation enters into forward sales commitments to deliver mortgage loans to third parties. These forward sales commitments hedge volatility of interest rates between the time a mortgage loan commitment is made and the subsequent funding and sale of the loan to a third party. During the time these forward sale commitments are hedging a mortgage loan commitment, both commitments are considered derivative financial instruments and are recorded at fair value with changes in their fair value recorded in income. Upon origination of a mortgage loan, the forward sale commitment is designated as a fair-value hedge of the mortgage loan held for sale and changes in the fair value of both the forward sale commitment and the mortgage loan held for sale are recorded in income. At year-end 2001, the mortgage banking operation had commitments to originate or purchase mortgage loans totaling approximately $681 million and commitments to sell mortgage loans of approximately $1.1 billion. To the extent mortgage loans at the appropriate rates are not available to fulfill the sales commitments, the group is subject to market risk resulting from interest rate fluctuations.

NOTE N -- COMMITMENTS

     The group leases equipment and facilities under various operating lease agreements. Future minimum rental payments, net of related sublease income and exclusive of related expenses, under non-cancelable operating leases with a remaining term in excess of one year are as follows (in millions): 2002 -- $17; 2003 -- $14; 2004 -- $11; 2005 -- $9; 2006 -- $3; 2007 and thereafter -- $6.

     Total rent expense under these lease agreements was $19 million, $15 million and $14 million for 2001, 2000 and 1999, respectively.

NOTE O -- REGULATORY CAPITAL MATTERS

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

     Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Guaranty must meet specific capital guidelines that involve quantitative measures of Guaranty's assets, liabilities and certain off-balance-sheet items such as unfunded loan commitments, as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. At year-end 2001, Guaranty met or exceeded all of its capital adequacy requirements.

                            FINANCIAL SERVICES GROUP

     At year-end 2001, the most recent notification from regulators categorized Guaranty as "well capitalized." The following table sets forth Guaranty's actual capital amounts and ratios along with the minimum capital amounts and ratios Guaranty must maintain in order to meet capital adequacy requirements and to be categorized as "well capitalized." No amounts were deducted from capital for interest-rate risk at year-end 2001 or 2000.

                                                FOR CAPITAL ADEQUACY    FOR CATEGORIZATION AS
                                   ACTUAL           REQUIREMENTS          "WELL CAPITALIZED"
                               --------------   ---------------------   ----------------------
                               AMOUNT   RATIO    AMOUNT       RATIO       AMOUNT       RATIO
                               ------   -----   ---------   ---------   ----------   ---------
                                                    (DOLLARS IN MILLIONS)
AT YEAR-END 2001:
Total Risk-Based Ratio (Risk-
  based capital/Total
  risk-weight assets)........  $1,327   10.71%  +/-$992     +/-8.00%    +/-$1,240    +/-10.00%
Tier 1(Core) Risk-Based Ratio
  (Core capital/Total
  risk-weight assets)........  $1,192    9.62%  +/-$496     +/-4.00%      +/-$744    +/- 6.00%
Tier 1(Core)Leverage Ratio
  Core capital/Adjusted
  tangible assets)...........  $1,192    7.82%  +/-$610     +/-4.00%      +/-$762     +/-5.00%
Tangible Ratio (Tangible
  equity/Tangible assets)....  $1,192    7.82%  +/-$305     +/-2.00%          N/A         N/A
At year-end 2000:
Total Risk-Based Ratio (Risk-
  based capital/Total
  risk-weight assets)........  $1,283   10.29%  +/-$998     +/-8.00%    +/-$1,247    +/-10.00%
Tier 1(Core) Risk-Based Ratio
  (Core capital/Total
  risk-weight assets)........  $1,153    9.24%  +/-$499     +/-4.00%      +/-$748    +/- 6.00%
Tier 1(Core)Leverage Ratio
  Core capital/Adjusted
  tangible assets)...........  $1,153    7.77%  +/-$593     +/-4.00%      +/-$742    +/- 5.00%
Tangible Ratio (Tangible
  equity/Tangible assets)....  $1,153    7.77%  +/-$297     +/-2.00%          N/A         N/A

                      TEMPLE-INLAND INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                    FOR THE YEAR
                                                              ------------------------
                                                               2001     2000     1999
                                                              ------   ------   ------
REVENUES
  Manufacturing.............................................  $2,808   $2,928   $2,706
  Financial Services........................................   1,364    1,369    1,116
                                                              ------   ------   ------
                                                               4,172    4,297    3,822
                                                              ------   ------   ------
COSTS AND EXPENSES
  Manufacturing.............................................   2,717    2,692    2,443
  Financial Services........................................   1,180    1,180      978
                                                              ------   ------   ------
                                                               3,897    3,872    3,421
                                                              ------   ------   ------
OPERATING INCOME............................................     275      425      401
  Parent company interest...................................     (98)    (105)     (95)
                                                              ------   ------   ------
INCOME FROM CONTINUING OPERATIONS BEFORE TAXES..............     177      320      306
  Income taxes..............................................     (66)    (125)    (115)
                                                              ------   ------   ------
INCOME FROM CONTINUING OPERATIONS...........................     111      195      191
  Discontinued operation....................................      --       --      (92)
                                                              ------   ------   ------
INCOME BEFORE ACCOUNTING CHANGE.............................     111      195       99
  Effect of accounting change...............................      (2)      --       --
                                                              ------   ------   ------
NET INCOME..................................................  $  109   $  195   $   99
                                                              ======   ======   ======
EARNINGS PER SHARE
  BASIC:
     Income from continuing operations......................  $ 2.26   $ 3.83   $ 3.45
     Discontinued operation.................................      --       --    (1.66)
     Effect of accounting change............................    (.04)      --       --
                                                              ------   ------   ------
     Net income.............................................  $ 2.22   $ 3.83   $ 1.79
                                                              ======   ======   ======
  DILUTED:
     Income from continuing operations......................  $ 2.26   $ 3.83   $ 3.43
     Discontinued operation.................................      --       --    (1.65)
     Effect of accounting change............................    (.04)      --       --
                                                              ------   ------   ------
     Net income.............................................  $ 2.22   $ 3.83   $ 1.78
                                                              ======   ======   ======

            See the notes to the consolidated financial statements.

                      TEMPLE-INLAND INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     FOR THE YEAR
                                                              ---------------------------
                                                               2001      2000      1999
                                                              -------   -------   -------
                                                                     (IN MILLIONS)
CASH PROVIDED BY (USED FOR) OPERATIONS
  Net income................................................  $   109   $   195   $    99
  Adjustments:
     Depreciation and depletion.............................      205       216       217
     Amortization of goodwill...............................       11         9         8
     Provision for loan losses..............................       46        39        38
     Deferred taxes.........................................       29        57        14
     Amortization and accretion of financial instruments....       39        28        40
     Originations of loans held for sale....................   (7,605)   (2,129)   (3,691)
     Sales of loans held for sale...........................    6,932     2,149     4,060
     Receivables............................................       24         5       (71)
     Inventories............................................       33        16        (4)
     Accounts payable and accrued expenses..................       35       (82)       40
     Collections and remittances on loans serviced for
       others, net..........................................      104       (32)     (251)
     Change in net assets of discontinued operations........       --        --        23
     Loss on disposal of discontinued operation.............       --        --        77
     Originated mortgage servicing rights...................     (102)      (12)      (54)
     Other..................................................      (35)       32       101
                                                              -------   -------   -------
                                                                 (175)      491       646
                                                              -------   -------   -------
CASH PROVIDED BY (USED FOR) INVESTMENTS
     Capital expenditures...................................     (210)     (257)     (204)
     Proceeds from sale of discontinued operations..........       --        --       576
     Sale of timberland property and equipment and other
       assets...............................................      102        10        40
     Purchase of securities available-for-sale..............      (48)   (1,036)     (294)
     Maturities of securities available-for-sale............      865       338       279
     Proceeds from sale of securities available-for-sale....       --        --       145
     Purchase of securities held-to-maturity................     (778)       --        --
     Sale of mortgage servicing rights......................      143        --        --
     Maturities and redemptions of securities
       held-to-maturity.....................................        3       192       351
     Loans originated or acquired, net of principal
       collected............................................      262    (1,512)   (1,163)
     Proceeds from sale of loans............................      446       259       299
     Acquisitions, net of cash acquired, and joint
       ventures.............................................     (524)      (38)     (157)
     Other..................................................      (11)      (64)      (17)
                                                              -------   -------   -------
                                                                  250    (2,108)     (145)
                                                              -------   -------   -------
CASH PROVIDED BY (USED FOR) FINANCING
  Additions to debt.........................................    1,075       297       347
  Payments of debt..........................................     (327)     (312)   (1,335)
  Securities sold under repurchase agreements and short-term
     borrowings, net........................................      316     1,071      (121)
  Net increase (decrease) in deposits.......................     (766)      857       808
  Purchase of stock for treasury............................       --      (250)     (100)
  Cash dividends paid to shareholders.......................      (63)      (65)      (71)
  Proceeds from sale of subsidiary preferred stock..........       --        80         1
  Other.....................................................      (42)      (23)       10
                                                              -------   -------   -------
                                                                  193     1,655      (461)
                                                              -------   -------   -------
Net increase in cash and cash equivalents...................      268        38        40
Cash and cash equivalents at beginning of year..............      322       284       244
                                                              -------   -------   -------
Cash and cash equivalents at end of year....................  $   590   $   322   $   284
                                                              =======   =======   =======

            See the notes to the consolidated financial statements.

                      TEMPLE-INLAND INC. AND SUBSIDIARIES

                          CONSOLIDATING BALANCE SHEETS

                                                                       AT YEAR-END 2001
                                                              ----------------------------------
                                                              PARENT    FINANCIAL
                                                              COMPANY   SERVICES    CONSOLIDATED
                                                              -------   ---------   ------------
                                                                        (IN MILLIONS)
                                             ASSETS

  Cash and cash equivalents.................................  $    3     $   587      $   590
  Mortgage loans held for sale..............................      --         958          958
  Loans and leases receivable, net..........................      --       9,847        9,847
  Mortgage-backed and other securities available-for-sale...      --       2,599        2,599
  Mortgage-backed and other securities held-to-maturity.....      --         775          775
  Trade receivables.........................................     288          --          288
  Inventories...............................................     258          --          258
  Property and equipment....................................   2,085         166        2,251
  Goodwill..................................................      62         124          186
  Other assets..............................................     283         682          935
  Investment in Financial Services..........................   1,142          --           --
                                                              ------     -------      -------
          TOTAL ASSETS......................................  $4,121     $15,738      $18,687
                                                              ======     =======      =======

                                          LIABILITIES
  Deposits..................................................  $   --     $ 9,030      $ 9,030
  Federal Home Loan Bank advances...........................      --       3,435        3,435
  Securities sold under repurchase agreements...............      --       1,107        1,107
  Other liabilities.........................................     434         504          914
  Long-term debt............................................   1,339         214        1,553
  Deferred income taxes.....................................     310          --          304
  Postretirement benefits...................................     142          --          142
  Stock issued by subsidiaries..............................      --         306          306
                                                              ------     -------      -------
          TOTAL LIABILITIES.................................  $2,225     $14,596      $16,791
                                                              ------     -------      -------
SHAREHOLDERS' EQUITY
  Preferred stock -- par value $1 per share: authorized
     25,000,000 shares; none issued.........................                               --
  Common stock -- par value $1 per share: authorized
     200,000,000 shares; issued 61,389,552 shares, including
     shares held in the treasury............................                               61
  Additional paid-in capital................................                              367
  Accumulated other comprehensive income (loss).............                               (1)
  Retained earnings.........................................                            2,014
                                                                                      -------
                                                                                        2,441
  Cost of shares held in the treasury: 12,030,402 shares....                             (545)
                                                                                      -------
          TOTAL SHAREHOLDERS' EQUITY........................                            1,896
                                                                                      -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................                          $18,687
                                                                                      =======

            See the notes to the consolidated financial statements.

                      TEMPLE-INLAND INC. AND SUBSIDIARIES

                          CONSOLIDATING BALANCE SHEETS

                                                                       AT YEAR-END 2000
                                                              ----------------------------------
                                                              PARENT    FINANCIAL
                                                              COMPANY   SERVICES    CONSOLIDATED
                                                              -------   ---------   ------------
                                                                        (IN MILLIONS)
                                             ASSETS

  Cash and cash equivalents.................................  $    2     $   320      $   322
  Mortgage loans held for sale..............................      --         232          232
  Loans and leases receivable, net..........................      --      10,394       10,394
  Mortgage-backed and other securities available-for-sale...      --       2,415        2,415
  Mortgage-backed and other securities held-to-maturity.....      --         864          864
  Trade receivables.........................................     294          --          294
  Inventories...............................................     253          --          253
  Property and equipment....................................   2,091         158        2,249
  Goodwill..................................................      22         120          142
  Other assets..............................................     256         821        1,041
  Investment in Financial Services..........................   1,093          --           --
                                                              ------     -------      -------
          TOTAL ASSETS......................................  $4,011     $15,324      $18,206
                                                              ======     =======      =======

                                          LIABILITIES
  Deposits..................................................  $   --     $ 9,828      $ 9,828
  Federal Home Loan Bank advances...........................      --       2,869        2,869
  Securities sold under repurchase agreements...............      --         595          595
  Other liabilities.........................................     379         423          770
  Long-term debt............................................   1,381         210        1,591
  Deferred income taxes.....................................     276          --          272
  Postretirement benefits...................................     142          --          142
  Stock issued by subsidiaries..............................      --         306          306
                                                              ------     -------      -------
       TOTAL LIABILITIES....................................  $2,178     $14,231      $16,373
                                                              ------     -------      -------

SHAREHOLDERS' EQUITY
  Preferred stock -- par value $1 per share: authorized
     25,000,000 shares; none issued.........................                               --
  Common stock -- par value $1 per share: authorized
     200,000,000 shares; issued 61,389,552 shares, including
     shares held in the treasury............................                               61
  Additional paid-in capital................................                              365
  Accumulated other comprehensive income (loss).............                               (8)
  Retained earnings.........................................                            1,968
                                                                                      -------
                                                                                        2,386
  Cost of shares held in the treasury: 12,215,499 shares....                             (553)
                                                                                      -------
       TOTAL SHAREHOLDERS' EQUITY...........................                            1,833
                                                                                      -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................                          $18,206
                                                                                      =======

            See the notes to the consolidated financial statements.

                      TEMPLE-INLAND INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                               ACCUMULATED
                                                                  OTHER
                                                              COMPREHENSIVE
                                           COMMON   PAID-IN      INCOME       RETAINED   TREASURY
                                           STOCK    CAPITAL      (LOSS)       EARNINGS    STOCK     TOTAL
                                           ------   -------   -------------   --------   --------   ------
                                                                    (IN MILLIONS)
BALANCE AT YEAR-END 1998.................   $61      $357         $(17)        $1,810     $(213)    $1,998
                                            ===      ====         ====         ======     =====     ======
Comprehensive income
  Net income.............................    --        --           --             99        --         99
  Other comprehensive income
     Unrealized losses on securities.....    --        --          (15)            --        --        (15)
     Foreign currency translation
       adjustment........................    --        --            1             --        --          1
                                                                                                    ------
  TOTAL COMPREHENSIVE INCOME.............    --        --           --             --                   85
                                                                                                    ------
Dividends paid on common stock -- $1.28
  per share..............................    --        --           --            (71)       --        (71)
Stock issued for stock plans -- 256,599
  shares.................................    --         7           --             --         8         15
Stock acquired for treasury -- 1,649,052
  shares.................................    --        --           --             --      (100)      (100)
                                            ---      ----         ----         ------     -----     ------
BALANCE AT YEAR-END 1999.................   $61      $364         $(31)        $1,838     $(305)    $1,927
                                            ===      ====         ====         ======     =====     ======
Comprehensive income
  Net income.............................    --        --           --            195        --        195
  Other comprehensive income
     Unrealized gains on securities......    --        --           23             --        --         23
     Minimum pension liability...........    --        --           (2)            --        --         (2)
     Foreign currency translation
       adjustment........................    --        --            2             --        --          2
                                                                                                    ------
  TOTAL COMPREHENSIVE INCOME.............    --        --           --             --        --        218
                                                                                                    ------
Dividends paid on common stock -- $1.28
  per share..............................    --        --           --            (65)       --        (65)
Stock-based compensation.................    --         1           --             --        --          1
Stock issued for stock plans - 57,999
  shares.................................    --        --           --             --         2          2
Stock acquired for treasury - 5,095,906
  shares.................................    --        --           --             --      (250)      (250)
                                            ---      ----         ----         ------     -----     ------
BALANCE AT YEAR-END 2000.................   $61      $365         $ (8)        $1,968     $(553)    $1,833
                                            ===      ====         ====         ======     =====     ======
Comprehensive income
  Net income.............................    --        --           --            109        --        109
  Other comprehensive income
     Unrealized gains on securities......    --        --            7             --        --          7
     Minimum pension liability...........    --        --           (1)            --        --         (1)
     Foreign currency translation
       adjustment........................    --        --            1             --        --          1
                                                                                                    ------
  TOTAL COMPREHENSIVE INCOME.............    --        --           --             --        --        116
                                                                                                    ------
Dividends paid on common stock -- $1.28
  per share..............................    --        --           --            (63)       --        (63)
Stock-based compensation.................    --         3           --             --        --          3
Stock issued for stock plans - 185,097
  shares.................................    --        (1)          --             --         8          7
                                            ---      ----         ----         ------     -----     ------
BALANCE AT YEAR-END 2001.................   $61      $367         $ (1)        $2,014     $(545)    $1,896
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

     The consolidated net assets invested in financial services activities are subject, in varying degrees, to regulatory rules and restrictions including restrictions on the payment of the dividends to the parent company. Accordingly, included as an integral part of the consolidated financial statements are separate summarized financial statements and notes for the company's manufacturing and financial services groups, as well as the significant accounting policies unique to each group.

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

  TRANSLATION OF INTERNATIONAL CURRENCIES

     Balance sheets of the company's international operations where the functional currency is other than the U.S. dollar are translated into U.S. dollars at year-end exchange rates. Adjustments resulting from financial statement translation are reported as a component of shareholders' equity. For other international operations where the functional currency is the U.S. dollar, inventories, property, plant and equipment values are translated at the historical rate of exchange, while other assets and liabilities are translated at year-end exchange rates. Translation adjustments for these operations are included in earnings and are not material.

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

  STOCK-BASED COMPENSATION

     The company uses the intrinsic value method in accounting for its stock-based employee compensation plans.

  FINANCIAL INSTRUMENTS

     The company has, where appropriate, estimated the fair value of financial instruments. These fair value amounts may be significantly affected by the assumption used, including the discount rate and estimates of

                      TEMPLE-INLAND INC. AND SUBSIDIARIES
cash flow. Accordingly, the estimates presented are not necessarily indicative of the amounts that could be realized in a current market exchange. Where these estimates approximate carrying value, no separate disclosure of fair value is shown.

  DERIVATIVES

     The company uses, to a limited degree, derivative instruments to mitigate its exposure to risk, including those associated with changes in product pricing, manufacturing costs and interest rates related to borrowings and investments in securities, as well as mortgage production activities. Changes in the fair value of derivative instruments designated as cash flow hedges are deferred and recorded in other comprehensive income. These deferred gains or losses are recognized in income when the transactions being hedged are completed. The ineffective portion of these hedges, which is not material, is recognized in income. Changes in the fair value of derivative instruments designated as fair value hedges are recognized in income, as are changes in the fair value of the hedged item. Changes in the fair value of derivative instruments that are not designated as hedges for accounting purposes are recognized in income. The company does not use derivatives for trading purposes.

  LONG-LIVED ASSETS

     Impairment losses are recognized on assets held for use when indicators of impairment are present and the estimated undiscounted cash flows are not sufficient to recover the assets' carrying amount. Assets held for disposal are recorded at the lower of carrying value or estimated fair value less costs to sell.

  CAPITALIZED SOFTWARE

     The company capitalizes purchased software costs as well as the direct costs, both internal and external, associated with software developed for internal use. Such costs are amortized using the straight-line method over estimated useful lives of three to seven years. Costs capitalized were $48 million in 2001, $58 million in 2000 and $31 million in 1999. Amortization of these costs were $13 million in 2001, $8 million in 2000 and $6 million in 1999.

  NEW ACCOUNTING PRONOUNCEMENTS

  Derivatives

     Beginning January 2001, the company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The cumulative effect of adopting this statement was to reduce 2001 income by $2 million, or $0.04 per diluted share, and other comprehensive income, a component of shareholders' equity, by $4 million. As permitted by this statement, the company also changed the designation of its January 2001 portfolio of held-to-maturity securities, which were carried at unamortized cost, to available-for-sale, which are carried at fair value. As a result, the $864 million carrying value of these securities was adjusted to their fair value with a corresponding after-tax reduction of $16 million in other comprehensive income.

  Business Combinations

     The company adopted Statement of Financial Accounting Standards No. 141, Business Combinations, on June 30, 2001. This Statement requires business combinations to be accounted for using the purchase method.

  Goodwill

     The company will be required to adopt Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, beginning 2002. Under this statement, amortization of goodwill would be precluded and goodwill would be periodically measured for impairment. The effect of not amortizing goodwill

                      TEMPLE-INLAND INC. AND SUBSIDIARIES
during the year 2001 would be to increase operating income by $11 million and net income by $9 million or $0.18 per diluted share. While the company has not yet determined the effect of earnings or financial position of adopting this statement, it is possible that some portion of the existing goodwill at the parent company may be impaired.

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

NOTE 2 -- TAXES ON INCOME

     Taxes on income from continuing operations consisted of the following:

                                                                 FOR THE YEAR
                                                              ------------------
                                                              2001   2000   1999
                                                              ----   ----   ----
                                                                (IN MILLIONS)
Current tax provision:
  U.S. Federal..............................................  $27    $ 44   $ 89
  State and other...........................................    9      14     12
                                                              ---    ----   ----
                                                               36      58    101
                                                              ---    ----   ----
Deferred tax provision:
  U.S. Federal..............................................   28      66     14
  State and other...........................................    2       1     --
                                                              ---    ----   ----
                                                               30      67     14
                                                              ---    ----   ----
Provision for income taxes..................................  $66    $125   $115
                                                              ===    ====   ====

     Earnings or losses from operations consisted of the following:

                                                                 FOR THE YEAR
                                                              ------------------
                                                              2001   2000   1999
                                                              ----   ----   ----
                                                                (IN MILLIONS)
Earnings (Losses):
  U.S. .....................................................  $173   $319   $311
  Non-U.S. .................................................     4      1     (5)
                                                              ----   ----   ----
                                                              $177   $320   $306
                                                              ====   ====   ====

                      TEMPLE-INLAND INC. AND SUBSIDIARIES

     The difference between the consolidated effective income tax rate and the federal statutory income tax rate include the following:

                                                                  FOR THE YEAR
                                                               ------------------
                                                               2001   2000   1999
                                                               ----   ----   ----
                                                                (IN PERCENTAGES)
Taxes on income at statutory rate...........................    35%    35%     35%
State net of federal benefit................................     3      3       3
Foreign operations..........................................    --     --       1
Sale of foreign subsidiary..................................    (3)    --      (2)
Goodwill....................................................     1      1       1
Other.......................................................     1     --      --
                                                               ----   ----   ----
                                                                37%    39%     38%
                                                               ====   ====   ====

     Significant components of the company's consolidated deferred tax assets and liabilities are as follows:

                                                               AT YEAR-END
                                                              -------------
                                                              2001    2000
                                                              -----   -----
                                                              (IN MILLIONS)
DEFERRED TAX LIABILITIES:
  Depreciation..............................................  $ 274   $ 259
  Timber and timberlands....................................     36      37
  Pensions..................................................     41      33
  Mortgage servicing rights.................................     25      36
  Asset leasing.............................................     29       9
  Other.....................................................     32      32
                                                              -----   -----
          Total deferred tax liabilities....................    437     406
                                                              -----   -----
DEFERRED TAX ASSETS:
  Alternative minimum tax credits...........................    111     142
  Net operating loss carryforwards..........................     18      20
  OPEB obligations..........................................     56      55
  Bad debt reserve..........................................     49      33
  Other.....................................................     57      44
                                                              -----   -----
          Total deferred tax assets.........................    291     294
VALUATION ALLOWANCE.........................................   (158)   (160)
                                                              -----   -----
Net deferred tax liability..................................  $ 304   $ 272
                                                              =====   =====

     The valuation allowance represents accruals for deductions and credits that are uncertain and, accordingly, have not been recognized for financial reporting purposes. The change in the valuation allowance is primarily the result of the sale of a foreign subsidiary, partially offset by the increased foreign net operating losses, the future realization of which is not assured.

     The company has foreign net operating loss carryforwards of $53 million that will expire from the year 2005 through the year 2011. Alternative minimum tax credits may be carried forward indefinitely. In accordance with generally accepted accounting principles, the company has not provided deferred taxes on approximately $31 million of pre-1988 tax bad debt reserves.

                      TEMPLE-INLAND INC. AND SUBSIDIARIES

     In 1999, the Internal Revenue Service (IRS) concluded its examination of the company's consolidated tax returns for the years 1987 through 1992. As a result of this examination, the company agreed to pay approximately $36 million in taxes and interest for those years, of which $19 million was paid in 1999 and the remainder in 2000. The IRS is currently examining the company's consolidated tax returns for the years 1993 through 1996. The resolution of these examinations is not expected to have a material adverse impact on the company's financial condition or results of operations.

     Cash income tax payments, net of refunds received, including the payments related to the IRS exam were $29 million, $88 million and $72 million during 2001, 2000 and 1999, respectively.

NOTE 3 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts and the estimated fair values of financial instruments were as follows:

                                                               AT YEAR-END
                                                  --------------------------------------
                                                        2001                 2000
                                                  -----------------   ------------------
                                                  CARRYING    FAIR    CARRYING    FAIR
                                                   AMOUNT    VALUE     AMOUNT     VALUE
                                                  --------   ------   --------   -------
                                                              (IN MILLIONS)
FINANCIAL ASSETS
Loans receivable................................   $9,847    $9,883   $10,394    $10,397
Securities held-to-maturity.....................      775       767       864        838
Mortgage servicing rights.......................      156       173       246        305
FINANCIAL LIABILITIES
Deposits........................................   $9,030    $9,091   $ 9,828    $ 9,835
FHLB advances...................................    3,435     3,426     2,869      2,869
Fixed-rate long-term debt.......................      811       815     1,009        993
OTHER OFF-BALANCE SHEET INSTRUMENTS
Commitments to extend credit....................   $   --    $    2   $    --    $     3

     Differences between fair value and carrying amounts are primarily due to instruments that provide fixed interest rates or contain fixed interest rate elements. Inherently, such instruments are subject to fluctuations in fair value due to subsequent movements in interest rates. All other financial instruments are excluded from the above table because they are either carried at fair value or have fair values that approximate their carrying amount due to their short-term nature. The fair value of mortgage-backed and other securities held-to-maturity and off-balance-sheet instruments are based on quoted market prices. Other financial instruments are valued using discounted cash flows. The discount rates used represent current rates for similar instruments.

     At year-end 2001, the company has guaranteed certain joint venture obligations principally related to fixed-rate debt instruments totaling $50 million and sold with recourse promissory notes totaling $12 million. It is not practicable to estimate the fair value of these guarantees or contingencies.

NOTE 4 -- SHAREHOLDER RIGHTS PLAN

     The company has a Shareholder Rights Plan in which one-half of a preferred stock purchase right (Right) was declared as a dividend for each common share outstanding. Each Right entitles shareholders to purchase, under certain conditions, one one-hundredth of a share of newly issued Series A Junior Participating Preferred Stock at an exercise price of $200. Rights will be exercisable only if a person or group acquires beneficial ownership of 20 percent or more of the company's common shares or commences a tender or exchange offer, upon consummation of which such person or group would beneficially own 25 percent or more

                      TEMPLE-INLAND INC. AND SUBSIDIARIES
of the company's common shares. The company will generally be entitled to redeem the Rights at $.01 per Right at any time until the 10th business day following public announcement that a 20 percent position has been acquired. The Rights will expire on February 20, 2009.

NOTE 5 -- EMPLOYEE BENEFIT PLANS

     The company has pension plans covering substantially all employees. Plans covering salaried and nonunion hourly employees provide benefits based on compensation and years of service, while union hourly plans are based on negotiated benefits and years of service. The company's policy is to fund amounts on an actuarial basis in order to accumulate assets sufficient to meet the benefits to be paid in accordance with the requirements of ERISA. Contributions to the plans are made to trusts for the benefit of plan participants. The annual measurement date of the benefit obligations, fair value of plan assets and the funded status of employee benefit plans is September 30. At year-end 2001 and 2000, the pension plan assets included company stock with market values of $18 million (3 percent of plan assets) and $14 million (2 percent of plan assets), respectively.

     The company also provides defined contribution plans for substantially all employees. Expense for company matching contributions under these plans was approximately $22 million in 2001, $19 million in 2000 and $18 million in 1999. The company provides, as a postretirement benefit, medical and insurance coverage to eligible salaried and hourly employees who reach retirement age while employed by the company.

                      TEMPLE-INLAND INC. AND SUBSIDIARIES

     The change in benefit obligation, plan assets and the funded status of employee benefit plans follows:

                                                                   AT YEAR-END
                                                       -----------------------------------
                                                                           POSTRETIREMENT
                                                       PENSION BENEFITS       BENEFITS
                                                       -----------------   ---------------
                                                        2001      2000      2001     2000
                                                       -------   -------   ------   ------
                                                                  (IN MILLIONS)
Benefit obligation at beginning of year..............   $ 614     $ 582    $ 141    $ 111
Service cost.........................................      16        15        4        3
Interest cost........................................      45        42       10        8
Plan amendments......................................       8         6       --       --
Actuarial (gain) loss................................      --         4       13       30
Benefits paid........................................     (39)      (35)     (14)     (12)
Retiree contributions................................      --        --        1        1
                                                        -----     -----    -----    -----
Benefit obligation at end of the year................   $ 644     $ 614    $ 155    $ 141
                                                        -----     -----    -----    -----
Fair value of plan assets at beginning of year.......   $ 838     $ 711    $  --    $  --
Actual return........................................    (125)      158       --       --
Benefits paid........................................     (39)      (35)      --       --
Plan amendments......................................       7        --       --       --
Contributions........................................       1         4       --       --
                                                        -----     -----    -----    -----
Fair value of plan assets at end of year.............   $ 682     $ 838    $  --    $  --
                                                        -----     -----    -----    -----
Funded status........................................   $  38     $ 224    $(155)   $(141)
Unrecognized net loss/(gain).........................      45      (160)      20        6
Prior service costs not yet recognized...............      13        11       (7)      (7)
Special termination benefits.........................      (1)       --       --       --
Intangible asset.....................................      (3)       (1)      --       --
Accumulated other comprehensive income...............      (8)       (6)      --       --
                                                        -----     -----    -----    -----
Prepaid (accrued) benefit cost.......................   $  84     $  68    $(142)   $(142)
                                                        =====     =====    =====    =====

     The net prepaid benefit cost of $84 million at year-end 2001 is comprised of pension plans with prepaid benefit cost totaling $109 million and accrued benefit liabilities totaling $25 million. For plans with accumulated benefit obligations in excess of plan assets, accumulated benefit obligation and fair value of plan assets were $75 million and $51 million, respectively. For plans with projected benefit obligations in excess of plan assets, projected benefit obligation and fair value of plan assets were $477 million and $412 million, respectively.

     Significant assumptions used for the employee benefit plans follow:

                                                                FOR THE YEAR
                                                ---------------------------------------------
                                                 PENSION BENEFITS    POSTRETIREMENT BENEFITS
                                                ------------------   ------------------------
                                                2001   2000   1999    2001     2000     1999
                                                ----   ----   ----   ------   ------   ------
Weighted average assumptions:
Discount rate.................................  7.50%  7.50%  7.50%   7.50%    7.50%    7.50%
Expected long-term rate of return.............  9.00%  9.00%  9.00%     --       --       --
Rate of compensation increase.................  4.75%  4.75%  4.00%     --       --       --

                      TEMPLE-INLAND INC. AND SUBSIDIARIES

     A 9 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 2002. The rate was assumed to decrease gradually to 4.5 percent for 2008 and remain at that level thereafter.

     Net periodic benefit cost (credit) for pension and postretirement plans include the following:

                                                                FOR THE YEAR
                                                ---------------------------------------------
                                                 PENSION BENEFITS    POSTRETIREMENT BENEFITS
                                                ------------------   ------------------------
                                                2001   2000   1999    2001     2000     1999
                                                ----   ----   ----   ------   ------   ------
                                                                (IN MILLIONS)
CHARGES (CREDITS)
Service cost -- benefits earned during the
  period......................................  $ 16   $ 15   $ 17     $ 4      $ 3      $ 3
Interest cost on projected benefit
  obligation..................................    45     42     39      10        8        8
Expected return on plan assets................   (74)   (62)   (54)     --       --       --
Net amortization and deferral.................    (5)    (4)    (3)     (1)      (1)      (1)
                                                ----   ----   ----     ---      ---      ---
Net periodic benefit cost (credit)(a).........  $(18)  $ (9)  $ (1)    $13      $10      $10
                                                ====   ====   ====     ===      ===      ===

---------------

(a) In addition to the above, in 2001 the company recognized an additional $.4 million expense relating to pension benefits and $.3 million relating to postretirement benefits from the restructuring of certain of the Building Products operations. In 2000, the company recognized an additional $.3 million expense relating to postretirement benefits for special termination benefits resulting from the restructuring of certain of the Building Products operations. In 1999, the company recognized an additional $4 million credit relating to pension benefits and a $2 million credit relating to postretirement benefits for curtailments resulting from the sale of the bleached paperboard operation.

     Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement benefits. A one percentage point change in assumed health care cost trend rates would have the following effects:

                                                             1 PERCENTAGE     1 PERCENTAGE
                                                            POINT INCREASE   POINT DECREASE
                                                            --------------   --------------
                                                                     (IN MILLIONS)
Effect on total of service and interest cost components in
  2001....................................................       $ 1              $ (1)
Effect on Postretirement benefit obligation at year-end
  2001....................................................       $12              $(10)

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

                      TEMPLE-INLAND INC. AND SUBSIDIARIES

     A summary of stock option activity follows:

                                                                 FOR THE YEAR
                                         ------------------------------------------------------------
                                                2001                 2000                 1999
                                         ------------------   ------------------   ------------------
                                                   WEIGHTED             WEIGHTED             WEIGHTED
                                                   AVERAGE              AVERAGE              AVERAGE
                                                   EXERCISE             EXERCISE             EXERCISE
                                         OPTIONS    PRICE     OPTIONS    PRICE     OPTIONS    PRICE
                                         -------   --------   -------   --------   -------   --------
                                                            (SHARES IN THOUSANDS)
Outstanding beginning of year..........   2,756     $   53     1,974     $   53     1,892     $   51
     Granted...........................   1,088         51       971         55       455         61
     Exercised.........................    (141)        48       (88)        48      (315)        47
     Forfeited.........................    (119)        53      (101)        54       (58)        53
                                         ------     ------    ------     ------    ------     ------
Outstanding end of year................   3,584     $   53     2,756     $   54     1,974     $   53
                                         ======     ======    ======     ======    ======     ======
Options exercisable....................   1,078     $   51       896     $   50       691     $   49
                                         ======     ======    ======     ======    ======     ======
Weighted average fair value of options
  granted during the year..............             $16.05               $16.63               $23.06
                                                    ======               ======               ======

     Exercise prices for options outstanding at year-end 2001 range from $27 to $75. The weighted average remaining contractual life of these options is eight years. An additional 1,664,552, 755,956 and 1,727,156 shares of common stock were available for grants at year-end 2001, 2000 and 1999, respectively.

     Under the 1993 restricted stock plan, at year-end 2001, awards of 39,116 shares of restricted common stock were outstanding. The 1997 restricted stock plan provided for a maximum of 300,000 shares of restricted common stock to be reserved for awards. Under this plan, at year-end 2001, awards of 118,580 shares of restricted common stock were outstanding and an additional 171,250 shares were available for grants.

     The fair value of the options granted in 2001, 2000 and 1999 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                                 FOR THE YEAR
                                                       --------------------------------
                                                         2001        2000       1999
                                                       ---------   --------   ---------
Expected dividend yield..............................        2.4%      2.7%         2.0%
Expected stock price volatility......................       29.3%     29.7%        29.4%
Risk-free interest rate..............................        5.1%      5.1%         6.8%
                                                                        8.0
Expected life of options.............................  8.0 years      years   8.0 years

     Assuming that the company had accounted for its employee stock options using the fair value method and amortized such to expense over the options vesting period, pro forma net income and diluted earnings per share would have been $105 million and $2.12 per diluted share in 2001; $189 million and $3.71 per diluted share in 2000; and $96 million and $1.73 per diluted share in 1999. The pro forma disclosures may not be indicative of future amounts due to changes in subjective input assumptions and because the options vest over several years with additional future option grants expected.

                      TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTE 7 -- EARNINGS PER SHARE

     Numerators and denominators used in computing earnings per share are as follows:

                                                                 FOR THE YEAR
                                                              ------------------
                                                              2001   2000   1999
                                                              ----   ----   ----
Numerators for basic and diluted earnings per share:
  Income from continuing operations.........................  $111   $195   $191
  Discontinued operation....................................    --     --    (92)
  Effect of accounting change...............................    (2)    --     --
                                                              ----   ----   ----
     Net income.............................................  $109   $195   $ 99
                                                              ----   ----   ----
Denominator for earnings per share:
  Weighted average shares outstanding -- basic..............  49.3   50.9   55.6
  Dilutive effect of stock options..........................    --     --     .2
                                                              ----   ----   ----
  Weighted average shares outstanding -- diluted............  49.3   50.9   55.8
                                                              ----   ----   ----

NOTE 8 -- ACCUMULATED OTHER COMPREHENSIVE INCOME

     The components of other comprehensive income are as follows:

                                                                    UNREALIZED
                                                                  GAINS (LOSSES)
                                       CURRENCY                   ON AVAILABLE-     MINIMUM
                                      TRANSLATION   DERIVATIVE       FOR-SALE       PENSION
                                      ADJUSTMENTS   INSTRUMENTS     SECURITIES     LIABILITY   TOTAL
                                      -----------   -----------   --------------   ---------   -----
                                                              (IN MILLIONS)
Balance at year-end 1999............     $(16)        $   --           $(13)          $(2)     $(31)
  Changes during the year...........       --             --             36            (3)       33
  Deferred taxes on changes.........        2             --            (13)            1       (10)
                                         ----         ------           ----           ---      ----
       Net change for the year......        2             --             23            (2)       23
                                         ----         ------           ----           ---      ----
Balance at year-end 2000............     $(14)        $   --           $ 10           $(4)     $ (8)
  Effect of adopting FAS No 133:
     Unrealized losses on held-to-
       maturity securities
       re-designated as
       available-for-sale
       securities...................       --             --            (24)           --       (24)
     Unrealized losses on derivative
       instruments classified as
       cash flow hedges.............       --             (7)            --            --        (7)
     Deferred taxes on above........       --              3              8            --        11
  Changes during the year...........        1              7             34            (2)       40
  Deferred taxes on changes.........       --             (3)           (11)            1       (13)
                                         ----         ------           ----           ---      ----
       Net change for the year......        1             --              7            (1)        7
                                         ====         ======           ====           ===      ====
Balance at year-end 2001............     $(13)        $   --           $ 17           $(5)     $ (1)
                                         ====         ======           ====           ===      ====

NOTE 9 -- CONTINGENCIES

     There are pending against the company and its subsidiaries lawsuits, claims and environmental matters arising in the regular course of business. The outcome of individual matters cannot be predicted with certainty.

                      TEMPLE-INLAND INC. AND SUBSIDIARIES

     In the opinion of management, recoveries and claims, if any, by plaintiffs or claimants resulting from the foregoing litigation will not have a material adverse effect on its operations or the financial position of the company.

NOTE 10 -- SEGMENT INFORMATION

     The company has three reportable segments: paper, building products and financial services. The Paper Group manufactures containerboard and corrugated packaging. The Building Products Group manufactures a variety of building materials and manages the company's timber resources. The Financial Services Group operates a savings bank and engages in mortgage banking, real estate and insurance brokerage activities.

     These segments are managed as separate business units. The company evaluates performance based on operating income before other income/expense, corporate expenses and income taxes. Parent Company interest expense is not allocated to the business segments. The accounting policies of the segments are the same as those described in the accounting policy notes to the financial statements. Corporate and other includes corporate expenses, other income (expense) and discontinued operations.

                                                                                CORPORATE,
                                                        BUILDING   FINANCIAL    OTHER AND
                                               PAPER    PRODUCTS   SERVICES    ELIMINATIONS    TOTAL
                                               ------   --------   ---------   ------------   -------
                                                                   (IN MILLIONS)
FOR THE YEAR OR AT YEAR-END 2001:
Revenues from external customers.............  $2,082    $  726     $ 1,364      $    --      $ 4,172
Depreciation, depletion and amortization.....     120        61          30            5          216
Operating income(a)..........................     107        13         184          (29)(b)      275
Financial Services net interest income.......      --        --         426           --          426
Total assets.................................   1,717     1,196      15,738           36       18,687
Investment in equity method investees........       3        34          22           --           59
Capital expenditures.........................     107        71          26            4          208
                                               ------------------------------------------------------
FOR THE YEAR OR AT YEAR-END 2000:
Revenues from external customers.............  $2,092    $  836     $ 1,369      $    --      $ 4,297
Depreciation, depletion and amortization.....     131        63          24            7          225
Operating income.............................     207        77         189          (48)(c)      425
Financial Services net interest income.......      --        --         389           --          389
Total assets.................................   1,589     1,263      15,324           30       18,206
Investment in equity method investees........       4        33          27           --           64
Capital expenditures.........................     115        87          34           21          257
                                               ------------------------------------------------------
FOR THE YEAR OR AT YEAR-END 1999:
Revenues from external customers.............  $1,869    $  837     $ 1,116      $    --      $ 3,822
Depreciation, depletion and amortization.....     138        59          22            6          225
Operating income.............................     104       189         138          (30)         401
Financial Services net interest income.......      --        --         299           --          299
Total assets.................................   1,676     1,154      13,321           99       16,250
Investment in equity method investees........       8        27          14           --           49
Capital expenditures.........................      80        92          26            6          204
                                               ------------------------------------------------------

                      TEMPLE-INLAND INC. AND SUBSIDIARIES

---------------

(a) Operating income includes $27 million reduction in depreciation expense resulting from a change in the estimated useful lives of certain production equipment, of which $20 million applies to the paper segment and $7 million applies to the building products segment.

(b) Includes other expense of $19 million, of which $15 million applies to the paper segment and $4 million to corporate, and other income of $20 million, which applies to the building products segment.

(c) Includes other expense of $15 million, which applies to the building products segment.

     The following table includes revenues and property and equipment based on the location of the operation:

GEOGRAPHIC INFORMATION                                        2001     2000     1999
----------------------                                       ------   ------   ------
                                                                  (IN MILLIONS)
FOR THE YEAR
Revenues from external customers
  United States............................................  $4,009   $4,133   $3,686
  Mexico...................................................     114      106       82
  Canada...................................................      34       33       27
  South America............................................      15       25       27
                                                             ------   ------   ------
  Total....................................................  $4,172   $4,297   $3,822
                                                             ======   ======   ======
AT YEAR-END
Property and Equipment
  United States............................................  $2,142   $2,133   $2,154
  Mexico...................................................      46       34       28
  Canada...................................................      63       63       61
  South America............................................      --       18       18
                                                             ------   ------   ------
  Total....................................................  $2,251   $2,248   $2,261
                                                             ======   ======   ======

                      TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTE 11 -- SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     Selected quarterly financial results for the years 2001 and 2000 are summarized below.

                                                    FIRST    SECOND     THIRD      FOURTH
                                                   QUARTER   QUARTER   QUARTER     QUARTER
                                                   -------   -------   -------     -------
                                                   (IN MILLIONS EXCEPT PER SHARE AMOUNTS)
2001
Total revenues...................................  $1,053    $1,062    $1,057      $1,000
Manufacturing net revenues.......................     681       719       736         672
Manufacturing gross profit.......................      69        96       108          78
Financial Services operating income before
  taxes..........................................      45        46        43          50
Income before accounting change..................  $   12    $   29    $   44(a)   $   26
Effect of accounting change......................      (2)       --        --          --
                                                   ------    ------    ------      ------
Net income.......................................  $   10    $   29    $   44      $   26
                                                   ======    ======    ======      ======
Earnings per Share:
  Basic:
     Income before accounting change.............  $  .24    $  .58    $  .90      $  .54
     Effect of accounting change.................    (.04)       --        --          --
                                                   ------    ------    ------      ------
     Net income..................................  $  .20    $  .58    $  .90      $  .54
                                                   ======    ======    ======      ======
  Diluted:
     Income before accounting change.............  $  .24    $  .58    $  .90      $  .54
     Effect of accounting change.................    (.04)       --        --          --
                                                   ------    ------    ------      ------
     Net income..................................  $  .20    $  .58    $  .90      $  .54
                                                   ======    ======    ======      ======

---------------

(a) Includes a $20 million pre-tax gain from sale of non-strategic timberlands; a $3 million pre-tax loss related to the disposal of two specialty packaging operations; a $4 million impairment pre-tax charge related to an interest in a glass bottling venture in Puerto Rico; a $4 million pre-tax loss related to the sale of a box plant in Chile; and a $4 million pre-tax charge related to the fair value adjustment of an interest rate swap agreement. In connection with the sale of the box plant in Chile, a one-time tax benefit of $8 million was recognized.

                      TEMPLE-INLAND INC. AND SUBSIDIARIES

                                                            FIRST    SECOND     THIRD      FOURTH
                                                           QUARTER   QUARTER   QUARTER     QUARTER
                                                           -------   -------   -------     -------
                                                           (IN MILLIONS EXCEPT PER SHARE AMOUNTS)
2000
Total revenues...........................................  $1,067    $1,100    $1,086      $1,044
Manufacturing net revenues...............................     758       757       739         674
Manufacturing gross profit...............................     137       132       119          99
Financial Services operating income before taxes.........      35        48        50          56
Net income...............................................      55        62        43(a)       35
Earnings per Share:
  Basic:
     Net income..........................................  $ 1.04    $ 1.20    $  .87      $  .72
  Diluted:
     Net income..........................................  $ 1.04    $ 1.20    $  .87      $  .72

---------------

(a) Includes a $15 million pre-tax charge related to the discontinued fiber-cement operation.

NOTE 12 -- OTHER INFORMATION

     Allowance for doubtful accounts were $11 million at year-end 2001, $10 million at year-end 2000 and $9 million at year-end 1999. The provision for bad debts was $8 million in 2001, $6 million in 2000 and $5 million in 1999. Bad debt charge-offs, net of recoveries were $7 million in 2001, $5 million in 2000 and $6 million in 1999. The unrealized gain (loss) on available-for-sale mortgage-backed securities was an unrealized gain of $26 million and $17 million at year-end 2001 and 2000, respectively, and an unrealized loss of $19 million at year-end 1999. The unrealized gain increased by $9 million and $36 million for the years 2001 and 2000, respectively, and decreased by $22 million for the year 1999.

                   MANAGEMENT REPORT ON FINANCIAL STATEMENTS

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

                                          KENNETH M. JASTROW, II
                                          Chairman of the Board and
                                          Chief Executive Officer

                                          LOUIS R. BRILL
                                          Chief Accounting Officer

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Temple-Inland Inc.:

     We have audited the accompanying consolidated balance sheets of Temple-Inland Inc. and subsidiaries as of December 29, 2001 and December 30, 2000, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 29, 2001. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Temple-Inland Inc. and subsidiaries at December 29, 2001 and December 30, 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 29, 2001, in conformity with accounting principles generally accepted in the United States.

     As discussed in Note 1 to the consolidated financial statements, in 2001 the Company changed its method of accounting for derivative instruments and hedging activities.

                                                               Ernst & Young LLP

Austin, Texas
January 25, 2002

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

     2. Financial Statement Schedule

     All schedules are omitted as the required information is either inapplicable or the information is presented in the Consolidated Financial Statements and notes thereto in Item 8 above.

     3. Exhibits

EXHIBIT
NUMBER                                    EXHIBIT
-------                                   -------
 3.01     --    Certificate of Incorporation of the Company(1), as amended effective May 4, 1987(2), as amended effective May 4,
                1990(3)
 3.02     --    By-laws of the Company as amended and restated May 3,
                1991(13)
 4.01     --    Form of Specimen Common Stock Certificate of the Company(4)
 4.02     --    Indenture dated as of September 1, 1986, between the
                Registrant and Chemical Bank, as Trustee(5), as amended by
                First Supplemental Indenture dated as of April 15, 1988, as amended by Second Supplemental Indenture dated as of
                December 27, 1990(8), and as amended by Third Supplemental
                Indenture dated as of May 9, 1991(9)
 4.03     --    Form of Fixed-rate Medium Term Note, Series D, of the
                Company(10)
 4.04     --    Form of Floating-rate Medium Term Note, Series D, of the
                Company(10)
 4.05     --    Certificate of Designation, Preferences and Rights of Series
                A Junior Participating Preferred Stock, dated February 16,
                1989(6)
 4.06     --    Rights Agreement, dated February 20, 1999, between the
                Company and First Chicago Trust Company of New York, as
                Rights Agent(7)
 4.07     --    Form of 7.25% Note due September 15, 2004, of the
                Company(11)
 4.08     --    Form of 8.25% Debenture due September 15, 2022, of the
                Company(11)
 4.09     --    Form of Fixed-rate Medium Term Note, Series F, of the
                Company(15)
 4.10     --    Form of Floating-rate Medium Term Note, Series F, of the
                Company(15)
10.01*    --    Temple-Inland Inc. 1993 Stock Option Plan(12)
10.02*    --    Temple-Inland Inc. 1993 Restricted Stock Plan(12)
10.03*    --    Temple-Inland Inc. 1997 Stock Option Plan(14), as amended
                May 7, 1999(16)
10.04*    --    Temple-Inland Inc. 1997 Restricted Stock Plan(14)
10.05*    --    Employment Agreement dated July 1, 2000, between Inland
                Paperboard and Packaging, Inc. and Dale E. Stahl(18)
10.06*    --    Change in Control Agreement dated October 2, 2000, between the Company and Kenneth M. Jastrow, II(18)
10.07*    --    Change in Control Agreement dated October 2, 2000, between the Company and William B. Howes(18)
10.08*    --    Change in Control Agreement dated October 2, 2000, between the Company and Harold C. Maxwell(18)
10.09*    --    Change in Control Agreement dated October 2, 2000, between the Company and Bart J. Doney(18)
10.10*    --    Change in Control Agreement dated October 2, 2000, between the Company and Kenneth R. Dubuque(18)
10.11*    --    Change in Control Agreement dated October 2, 2000, between the Company and James C. Foxworthy(18)
10.12*    --    Change in Control Agreement dated October 2, 2000, between the Company and Dale E. Stahl(18)
10.13*    --    Change in Control Agreement dated October 2, 2000, between the Company and Jack C. Sweeny(18)
10.14*    --    Change in Control Agreement dated October 2, 2000, between the Company and M. Richard Warner(18)
10.15*    --    Change in Control Agreement dated October 2, 2000, between the Company and Randall D. Levy(18)
10.16*    --    Change in Control Agreement dated October 2, 2000, between the Company and Louis R. Brill(18)

EXHIBIT
NUMBER                                    EXHIBIT
-------                                   -------
10.17*    --    Change in Control Agreement dated October 2, 2000, between the Company and Scott Smith(18)
10.18*    --    Change in Control Agreement dated October 2, 2000, between the Company and Doyle R. Simons(18)
10.19*    --    Change in Control Agreement dated October 2, 2000, between the Company and David W. Turpin(18)
10.20*    --    Change in Control Agreement dated October 2, 2000, between the Company and Leslie K. O'Neal(18)
10.21*    --    Temple-Inland Inc. 2001 Stock Incentive Plan(17)
10.22*    --    Temple-Inland Inc. Stock Deferral and Payment Plan (as
                amended and restated effective February 2, 2001(17)
10.23*    --    Temple-Inland Inc. Directors' Fee Deferral Plan(17)
10.24*    --    Temple-Inland Inc. Supplemental Executive Retirement
                Plan(19)
10.25     --    Agreement and Plan of Merger, dated January 21, 2002, among the Company, Temple-Inland Acquisition Corporation, and
                Gaylord Container Corporation(20)
10.25     --    Commitment Letter, dated September 26, 2001, among the
                Company, Salomon Smith Barney Inc., and Citibank, N.A., as
                amended by Amendment Letter dated November 30, 2001, and
                Amendment Letter dated January 21, 2002(20)
10.26     --    Stockholders Agreement, dated January 21, 2002, among the
                Company, Temple-Inland Acquisition Corporation, and certain stockholders of Gaylord Container Corporation(20)
10.27     --    Stock Option Agreement, dated January 21, 2002, between the
                Company and Gaylord Container Corporation(20)
21        --    Subsidiaries of the Company(21)
23        --    Consent of Ernst & Young LLP(21)

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

 (7) Incorporated by reference to the Company's Registration Statement on Form 8A filed with the Commission on February 19, 1999.

 (8) Incorporated by reference to the Company's Form 8-K filed with the Commission on December 27, 1990.

 (9) Incorporated by reference to Registration Statement No. 33-40003 on Form S-3 filed by the Company with the Commission.

(10) Incorporated by reference to Registration Statement No. 33-43978 on Form S-3 filed by the Company with the Commission.

(11) Incorporated by reference to Registration Statement No. 33-50880 on Form S-3 filed by the Company with the Commission.

(12) Incorporated by reference to the Company's Definitive Proxy Statement in connection with the Annual Meeting of Shareholders held May 6, 1994, and filed with the Commission on March 21, 1994.

(13) Incorporated by reference to the Company's Form 10-K for the year ended January 2, 1993.

(14) Incorporated by reference to the Company's Definitive Proxy Statement in connection with the Annual Meeting of Shareholders held May 2, 1997, and filed with the Commission on March 17, 1997.

(15) Incorporated by reference to the Company's Form 8-K filed with the Commission on June 2, 1998.

(16) Incorporated by reference to the Company's Definitive Proxy Statement in connection with the Annual Meeting of Shareholders held May 7, 1999, and filed with the Commission on March 26, 1999

(17) Incorporated by reference to the Company's Definitive Proxy Statement in connection with the Annual Meeting of Shareholders held May 4, 2001, and filed with the Commission on March 23, 2001

(18) Incorporated by reference to the Company's Form 10-K for the year ended December 30, 2000.

(19) Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 2001.

(20) Incorporated by reference to the Schedule TO filed by the Company on January 22, 2002, in connection with the proposed acquisition of Gaylord Container Corporation.

(21) Filed herewith.

     (b) Reports on Form 8-K.

     The Company did not file any Current Reports on Form 8-K during the fourth quarter of the fiscal year ended December 29, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned thereunto authorized, on February 27, 2002.

                                          TEMPLE-INLAND INC.
                                          (Registrant)

                                          By:  /s/ KENNETH M. JASTROW, II
                                            ------------------------------------
                                                  Kenneth M. Jastrow, II
                                                Chairman of the Board and
                                                 Chief Executive Officer

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

                    SIGNATURE                                    CAPACITY                     DATE
                    ---------                                    --------                     ----

            /s/ KENNETH M. JASTROW, II               Director, Chairman of the Board,   February 27, 2002
 ------------------------------------------------      and Chief Executive Officer
              Kenneth M. Jastrow, II


               /s/ RANDALL D. LEVY                       Chief Financial Officer        February 27, 2002
 ------------------------------------------------
                 Randall D. Levy


                /s/ LOUIS R. BRILL                       Vice President and Chief       February 27, 2002
 ------------------------------------------------           Accounting Officer
                  Louis R. Brill


         /s/ AFSANEH MASHAYEKHI BESCHLOSS                        Director               February 27, 2002
 ------------------------------------------------
           Afsaneh Mashayekhi Beschloss


                 /s/ ROBERT CIZIK                                Director               February 27, 2002
 ------------------------------------------------
                   Robert Cizik


               /s/ ANTHONY M. FRANK                              Director               February 27, 2002
 ------------------------------------------------
                 Anthony M. Frank


               /s/ JAMES T. HACKETT                              Director               February 27, 2002
 ------------------------------------------------
                 James T. Hackett


               /s/ WILLIAM B. HOWES                              Director               February 27, 2002
 ------------------------------------------------
                 William B. Howes


                /s/ BOBBY R. INMAN                               Director               February 27, 2002
 ------------------------------------------------
                  Bobby R. Inman

                    SIGNATURE                                    CAPACITY                     DATE
                    ---------                                    --------                     ----


               /s/ JAMES A. JOHNSON                              Director               February 27, 2002
 ------------------------------------------------
                 James A. Johnson


                /s/ W. ALLEN REED                                Director               February 27, 2002
 ------------------------------------------------
                  W. Allen Reed


              /s/ HERBERT A. SKLENAR                             Director               February 27, 2002
 ------------------------------------------------
                Herbert A. Sklenar


              /s/ ARTHUR TEMPLE III                              Director               February 27, 2002
 ------------------------------------------------
                Arthur Temple III


               /s/ CHARLOTTE TEMPLE                              Director               February 27, 2002
 ------------------------------------------------
                 Charlotte Temple


               /s/ LARRY E. TEMPLE                               Director               February 27, 2002
 ------------------------------------------------
                 Larry E. Temple

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                    EXHIBIT
-------                                   -------
21        --    Subsidiaries of the Company
23        --    Consent of Ernst & Young LLP