Form 10-Q
period 2002-03-30
TEMPLE INLAND INC
filed 2002-05-14
CIK 731939

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 30, 2002

                                       OR

[ ]        Transition Report Pursuant to Section 13 or 15(d) of the
           Securities Exchange Act of 1934 for the Transition Period
           From                          to
                ------------------------    ------------------------------------

Commission File Number                 001-08634
                       ---------------------------------------------------------

                               Temple-Inland Inc.
--------------------------------------------------------------------------------
             (Exact name or registrant as specified in its charter)

            Delaware                             75-1903917
--------------------------------------------------------------------------------
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)             Identification Number)

           1300 South MoPac Expressway, Austin, Texas 78746
--------------------------------------------------------------------------------
    (Address of principal executive offices)                  (Zip Code)

                                 (512) 434-5800
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

         Indicate whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes X No
                                      ---  ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                             Number of common shares outstanding
                  Class                             as of March 30, 2002
         ----------------------              -----------------------------------
         Common Stock (par                               49,432,009
         value $1.00 per share)

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

SUMMARIZED STATEMENTS OF INCOME
PARENT COMPANY (TEMPLE-INLAND INC.)
Unaudited

                                                         First Quarter
                                                --------------------------------
                                                    2002               2001
                                                ------------       -------------
                                                         (in millions)
NET REVENUES                                    $       747        $        681

COSTS AND EXPENSES
  Cost of sales                                         657                 612
  Selling and administrative                             68                  65
  Other income (expense)                                 --                  --
                                                ------------       -------------
                                                        725                 677
                                                ------------       -------------
                                                         22                   4
FINANCIAL SERVICES EARNINGS                              27                  45
                                                ------------       -------------
OPERATING INCOME                                         49                  49
  Interest expense                                      (25)                (28)
                                                ------------       -------------
INCOME BEFORE CONTINUING OPERATIONS
  BEFORE TAXES                                           24                  21
  Income taxes                                           (9)                 (9)
                                                ------------       -------------
INCOME FROM CONTINUING OPERATIONS                        15                  12
  Discontinued operations                                --                  --
                                                ------------       -------------
INCOME BEFORE ACCOUNTING CHANGE                          15                  12
  Effect of accounting change                           (11)                 (2)
                                                ------------       -------------
NET INCOME                                      $         4        $         10
                                                ============       =============

See notes to consolidated financial statements.

SUMMARIZED BALANCE SHEETS
PARENT COMPANY (TEMPLE-INLAND INC.)
Unaudited

                                                      First
                                                     Quarter       Year End
                                                       2002          2001
                                                     --------      --------
                                                          (in millions)
ASSETS
Current Assets
  Cash                                               $     28      $      3
  Receivables, net of allowances of $11 in
    2002 and $11 in 2001                                  385           288
  Inventories:
    Work in process and finished goods                     65            53
    Raw materials and supplies                            257           205
                                                     --------      --------
                                                          322           258
  Prepaid expenses and other                              106            73
                                                     --------      --------
      Total current assets                                841           622

Investment in Temple-Inland Financial Services          1,116         1,142

Property and Equipment
  Property and Equipment                                3,946         3,505
  Less allowances for depreciation                     (1,963)       (1,935)
                                                     --------      --------
                                                        1,983         1,570
  Timber and timberlands - less depletion                 515           515
                                                     --------      --------
      Total property and equipment                      2,498         2,085

Goodwill                                                  314            62

Assets of Discontinued Operations                         134            --

Other Assets                                              218           210
                                                     --------      --------
      Total Assets                                   $  5,121      $  4,121
                                                     ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                   $    182      $    149
  Current portion of long-term debt                         6             1
  Other current liabilities                               256           197
  Liabilities of discontinued operations                   15            --
                                                     --------      --------
     Total current liabilities                            459           347

Long-Term Debt                                          1,383         1,339

Bridge Financing Facility                                 847            --

Deferred Income Taxes                                     310           310

Postretirement Benefits                                   144           142

Other Long-Term liabilities                                88            87

Shareholders' Equity                                    1,890         1,896
                                                     --------      --------
    Total Liabilities and Shareholders' Equity       $  5,121      $  4,121
                                                     ========      ========

See notes to consolidated financial statements.

SUMMARIZED STATEMENTS OF CASH FLOW
PARENT COMPANY (TEMPLE-INLAND INC.)
Unaudited

                                                             First Quarter
                                                       ------------------------
                                                          2002          2001
                                                       ----------    ----------
                                                           (in millions)
CASH PROVIDED BY (USED FOR) OPERATIONS
  Net income                                             $   4          $  10
  Adjustments:
    Depreciation and depletion                              49             43
    Amortization of goodwill                                --              1
    Depreciation on leased property                          1              1
    Deferred income taxes                                    6              7
    Unremitted earnings from financial services            (24)           (42)
    Dividends from financial services                       50             15
    Working capital changes, net                           (41)           (52)
    Net assets of discontinued operations                   (3)            --
    Cumulative effect of accounting change                  11              2
    Other                                                    2              9
                                                         -----          -----
                                                            55             (6)
                                                         -----          -----
CASH PROVIDED BY (USED FOR) INVESTMENTS
  Capital expenditures                                     (26)           (61)
  Acquisition of Gaylord, net of cash acquired            (525)            --
  Other acquisitions                                       (10)            --
  Other                                                     --             (4)
                                                         -----          -----
                                                          (561)           (65)
                                                         -----          -----
CASH PROVIDED BY (USED FOR) FINANCING
  Bridge financing facility                                847             --
  Payment of assumed Gaylord bank debt                    (285)            --
  Additions to debt                                         39             85
  Payments of debt                                         (57)            --
  Cash dividends paid to shareholders                      (16)           (16)
  Other                                                      3              1
                                                         -----          -----
                                                           531             70
                                                         -----          -----
Net increase (decrease) in cash                             25             (1)
Cash at beginning of period                                  3              2
                                                         -----          -----
Cash at end of period                                    $  28          $   1
                                                         =====          =====

See notes to consolidated financial statements.

SUMMARIZED STATEMENTS OF INCOME
FINANCIAL SERVICES GROUP
Unaudited

                                                             First Quarter
                                                       ------------------------
                                                          2002          2001
                                                       ----------    ----------
                                                           (in millions)
INTEREST INCOME
  Loans receivable and mortgage loans held for sale      $ 146          $ 233
  Securities and other                                      42             57
                                                         -----          -----
    Total interest income                                  188            290
                                                         -----          -----
INTEREST EXPENSE
  Deposits                                                  65            124
  Borrowed funds                                            28             59
                                                         -----          -----
    Total interest expense                                  93            183
                                                         -----          -----
NET INTEREST INCOME                                         95            107
  Provision for loan losses                                (14)           (17)
                                                         -----          -----
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES         81             90
                                                         -----          -----
NONINTEREST INCOME
  Loan origination, marketing and servicing fees, net       46             24
  Real estate and other                                     47             58
                                                         -----          -----
    Total noninterest income                                93             82
                                                         -----          -----
NONINTEREST EXPENSE
  Compensation and benefits                                 73             49
  Real estate and other                                     64             72
  Severance and asset write-offs                             7             --
                                                         -----          -----
    Total noninterest expense                              144            121
                                                         -----          -----
INCOME BEFORE MINORITY INTEREST AND TAXES                   30             51
  Minority interest in income of consolidated
    subsidiaries                                            (3)            (6)
                                                         -----          -----
INCOME BEFORE TAXES                                         27             45
  Income taxes                                              (3)            (3)
                                                         -----          -----
INCOME BEFORE ACCOUNTING CHANGE                             24             42
  Effect of accounting change                               --             (1)
                                                         -----          -----
NET INCOME                                               $  24          $  41
                                                         =====          =====

See notes to consolidated financial statements.

SUMMARIZED BALANCE SHEETS
FINANCIAL SERVICES GROUP
Unaudited

                                                      First
                                                     Quarter        Year End
                                                       2002           2001
                                                     --------       --------
                                                          (in millions)
ASSETS
Cash and cash equivalents                            $   440         $   587
Mortgage loans held for sale                             761             958
Loans receivable, net of allowance
 for losses of $136 in 2002 and $139 in 2001           9,783           9,847
Securities available-for-sale                          2,458           2,599
Securities held-to-maturity                            1,302             775
Mortgage servicing rights                                150             156
Real estate                                              244             240
Goodwill                                                 130             126
Other assets                                             443             450
                                                     -------         -------
  TOTAL ASSETS                                       $15,711         $15,738
                                                     =======         =======
LIABILITIES
Deposits                                             $ 8,752         $ 9,030
Federal Home Loan Bank advances                        3,328           3,435
Securities sold under repurchase agreements            1,304           1,107
Other borrowings                                         221             214
Other liabilities                                        684             504
Stock issued by subsidiaries                             306             306
                                                     -------         -------
  TOTAL LIABILITIES                                   14,595          14,596
                                                     -------         -------
SHAREHOLDER'S EQUITY                                   1,116           1,142
                                                     -------         -------
  TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY         $15,711         $15,738
                                                     =======         =======

See notes to consolidated financial statements.

SUMMARIZED STATEMENTS OF CASH FLOWS
FINANCIAL SERVICES GROUP
Unaudited

                                                              First Quarter
                                                        ------------------------
                                                           2002          2001
                                                        ----------    ----------
                                                            (in millions)
CASH PROVIDED BY (USED FOR) OPERATIONS
  Net income                                              $    24       $    41
  Adjustments:
    Depreciation                                                7             5
    Amortization of goodwill                                   --             2
    Depreciation on leased property                             3             3
    Amortization and accretion of financial instruments         6             8
    Provision for loan losses                                  14            17
    Deferred income taxes                                      --            (4)
    Loans held for sale
       Originations                                        (1,825)       (1,324)
       Sales                                                2,022         1,009
    Collections on loans serviced for others, net             (99)          129
    Originated mortgage servicing rights                      (21)           (8)
    Cumulative effect of accounting change                     --             1
    Other                                                      44           (16)
                                                          -------       -------
                                                              175          (137)
                                                          -------       -------
CASH PROVIDED BY (USED FOR) INVESTMENTS
  Maturities of securities available-for-sale                 219           149
  Purchases of securities available-for-sale                  (13)          (35)
  Maturities of securities held-to-maturity                    15            --
  Purchases of securities held-to-maturity                   (313)           --
  Loans originated or acquired, net of
    principal collected                                        (5)         (493)
  Capital expenditures                                         (2)           (6)
  Acquisitions, net of cash acquired                           (6)           --
  Sales of loans                                               --           328
  Sale of mortgage servicing rights                            19            43
  Other                                                        (2)           29
                                                          -------       -------
                                                              (88)           15
                                                          -------       -------
CASH PROVIDED BY (USED FOR) FINANCING
  Net increase (decrease) in deposits                        (277)         (367)
  Securities sold under repurchase agreements and
    short-term borrowings, net                               (182)          557
  Additions to debt                                           319            12
  Payments of debt                                            (39)           (9)
  Dividends paid to parent company                            (50)          (15)
  Other                                                        (5)           --
                                                          -------       -------
                                                             (234)          178
                                                          -------       -------
Net increase (decrease) in cash and cash equivalents         (147)           56
Cash and cash equivalents at beginning of period              587           320
                                                          -------       -------
Cash and cash equivalents at end of period                $   440           376
                                                          =======       =======

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
TEMPLE-INLAND INC. AND SUBSIDIARIES
Unaudited

                                                       First Quarter
                                                 ------------------------
                                                    2002          2001
                                                 ----------    ----------
                                                 (in millions, except per
                                                        share amounts)
REVENUES
  Manufacturing                                   $   747       $   681
  Financial Services                                  281           372
                                                  -------       -------
                                                    1,028         1,053
                                                  -------       -------
COSTS AND EXPENSES
  Manufacturing                                       725           677
  Financial Services                                  254           327
                                                  -------       -------
                                                      979         1,004
                                                  -------       -------
OPERATING INCOME                                       49            49
  Parent company interest                             (25)          (28)
                                                  -------       -------
INCOME BEFORE TAXES                                    24            21
  Income taxes                                         (9)           (9)
                                                  -------       -------
INCOME FROM CONTINUING OPERATIONS                      15            12
  Discontinued operations                              --            --
                                                  -------       -------
INCOME BEFORE ACCOUNTING CHANGE                        15            12
  Effect of accounting change                         (11)           (2)
                                                  -------       -------
NET INCOME                                        $     4       $    10
                                                  =======       =======
EARNINGS PER SHARE
  Basic:
    Income from continuing operations             $  0.30       $  0.24
    Discontinued operations                            --            --
    Effect of accounting change                     (0.22)        (0.04)
                                                  -------       -------
    Net income                                    $  0.08       $  0.20
                                                  =======       =======

  Diluted:
    Income from continuing operations             $  0.30       $  0.24
    Discontinued operations                            --            --
    Effect of accounting change                     (0.22)        (0.04)
                                                  -------       -------
    Net income                                    $  0.08       $  0.20
                                                  =======       =======
DIVIDENDS PAID PER SHARE OF COMMON STOCK          $  0.32       $  0.32
                                                  =======       =======

See notes to consolidated financial statements.

CONSOLIDATING BALANCE SHEETS
TEMPLE-INLAND INC. AND SUBSIDIARIES
First Quarter 2002
Unaudited

                                                           Parent    Financial
                                                           Company   Services   Consolidated
                                                          --------   ---------  ------------
                                                                   (in millions)
ASSETS
  Cash and cash equivalents                               $     28   $    440    $    468
  Mortgage loans held for sale                                  --        761         761
  Loans receivable, net                                         --      9,783       9,783
  Securities available-for-sale                                 --      2,458       2,458
  Securities held-to-maturity                                   --      1,302       1,302
  Trade receivables                                            385         --         385
  Inventories                                                  322         --         322
  Property and equipment                                     2,498        162       2,660
  Goodwill                                                     314        130         444
  Assets of discontinued operations                            134         --         134
  Other assets                                                 324        675         960
  Investment in Financial Services                           1,116         --          --
                                                          --------   --------    --------
    TOTAL ASSETS                                          $  5,121   $ 15,711    $ 19,677
                                                          ========   ========    ========
LIABILITIES
  Deposits                                                $     --   $  8,752    $  8,752
  Securities sold under repurchase agreements                   --      1,304       1,304
  Federal Home Loan Bank advances                               --      3,328       3,328
  Bridge financing facility                                    847         --         847
  Other liabilities                                            547        684       1,199
  Long-term debt                                             1,383        221       1,604
  Deferred income taxes                                        310         --         303
  Postretirement benefits                                      144         --         144
  Stock issued by subsidiaries                                  --        306         306
                                                          --------   --------    --------
    TOTAL LIABILITIES                                     $  3,231   $ 14,595    $ 17,787
                                                          ========   ========    ========

SHAREHOLDERS' EQUITY
  Preferred stock - par value $1 per share: authorized
    25,000,000 shares; none issued                                                     --
  Common stock - par value $1 per share; authorized
    200,000,000 shares; issued 61,389,552 shares
    including shares held in the treasury                                              61
  Additional paid-in capital                                                          369
  Accumulated other comprehensive income (loss)                                        --
  Retained earnings                                                                 2,002
                                                                                 --------
                                                                                    2,432
  Cost of shares held in the treasury: 11,957,543 shares                             (542)
                                                                                 --------
    TOTAL SHAREHOLDERS' EQUITY                                                      1,890
                                                                                 --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $ 19,677
                                                                                 ========

See the notes to the consolidated financial statements.

CONSOLIDATING BALANCE SHEETS
TEMPLE-INLAND INC. AND SUBSIDIARIES
Year End 2001

                                                           Parent    Financial
                                                           Company   Services   Consolidated
                                                          --------   ---------  ------------
                                                                   (in millions)
ASSETS
  Cash and cash equivalents                               $      3   $    587    $    590
  Mortgage loans held for sale                                  --        958         958
  Loans receivable, net                                         --      9,847       9,847
  Securities available-for-sale                                 --      2,599       2,599
  Securities held-to-maturity                                   --        775         775
  Trade receivables                                            288         --         288
  Inventories                                                  258         --         258
  Property and equipment                                     2,085        166       2,251
  Goodwill                                                      62        126         188
  Other assets                                                 283        680         933
  Investment in Financial Services                           1,142         --          --
                                                          --------   --------    --------
    TOTAL ASSETS                                          $  4,121   $ 15,738    $ 18,687
                                                          ========   ========    ========
LIABILITIES
  Deposits                                                $     --   $  9,030    $  9,030
  Federal Home Loan Bank advances                               --      3,435       3,435
  Securities sold under repurchase agreements                   --      1,107       1,107
  Other liabilities                                            434        504         914
  Long-term debt                                             1,339        214       1,553
  Deferred income taxes                                        310         --         304
  Postretirement benefits                                      142         --         142
  Stock issued by subsidiaries                                  --        306         306
                                                          --------   --------    --------
      TOTAL LIABILITIES                                   $  2,225   $ 14,596    $ 16,791
                                                          --------   --------    --------

SHAREHOLDERS' EQUITY
  Preferred stock - par value $1 per share: authorized
    25,000,000 shares; none issued                                                     --
  Common stock - par value $1 per share; authorized
    200,000,000 shares; issued 61,389,552 shares
    including shares held in the treasury                                              61
  Additional paid-in capital                                                          367
  Accumulated other comprehensive income (loss)                                        (1)
  Retained earnings                                                                 2,014
                                                                                 --------
                                                                                    2,441
  Cost of shares held in the treasury: 12,030,402 shares                             (545)
                                                                                 --------
    TOTAL SHAREHOLDERS' EQUITY                                                      1,896
                                                                                 --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $ 18,687
                                                                                 ========

See the notes to the consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
TEMPLE-INLAND INC. AND SUBSIDIARIES
Unaudited

                                                                   First Quarter
                                                             ------------------------
                                                                2002          2001
                                                             ----------    ----------
                                                                 (in millions)
CASH PROVIDED (USED FOR) OPERATIONS
  Net income                                                   $     4      $    10
  Adjustments:
    Depreciation and depletion                                      56           48
    Provision for loan losses                                       14           17
    Amortization of goodwill                                        --            3
    Depreciation on leased property                                  4            4
    Deferred income taxes                                            6            3
    Amortization and accretion of financial instruments              6            8
    Loans held for sale
      Originations                                              (1,825)      (1,324)
      Sales                                                      2,022        1,009
    Working capital changes, net                                   (41)         (52)
    Collections on loans serviced for others, net                  (99)         129
    Originated mortgage servicing rights                           (21)          (8)
    Net assets of discontinued operations                           (3)          --
    Cumulative effect of accounting change                          11            2
    Other                                                           46           (7)
                                                               -------      -------
                                                                   180         (158)
                                                               -------      -------
CASH PROVIDED BY (USED FOR) INVESTMENTS
  Capital expenditures for property and equipment                  (28)         (67)
  Maturities of securities available-for-sale                      219          149
  Maturities and redemptions of securities held-to-
    maturity                                                        15           --
  Purchases of securities held-to-maturity                        (313)          --
  Purchases of securities available-for-sale                       (13)         (35)
  Loans originated or acquired, net of
    principal collected                                             (5)        (493)
  Acquisitions, net of cash acquired                              (541)          --
  Sales of loans                                                    --          328
  Sale of servicing rights                                          19           43
  Other                                                             (2)          25
                                                               -------      -------
                                                                  (649)         (50)
                                                               -------      -------
CASH PROVIDED BY (USED FOR) FINANCING
  Net increase (decrease) in deposits                             (277)        (367)
  Bridge financing facility                                        847           --
  Payment of assumed Gaylord bank debt                            (285)          --
  Additions to debt                                                358           97
  Payments of debt                                                 (96)          (9)
  Securities sold under repurchase agreements and
    short-term borrowings, net                                    (182)         557
  Cash dividends paid to shareholders                              (16)         (16)
  Other                                                             (2)           1
                                                               -------      -------
                                                                   347          263
                                                               -------      -------
Net increase (decrease) in cash and cash equivalents              (122)          55
Cash and cash equivalents at beginning of period                   590          322
                                                               -------      -------
Cash and cash equivalents at end of period                     $   468      $   377
                                                               =======      =======

See the notes to the consolidated financial statements.

                       TEMPLE-INLAND INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Therefore, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal accruals) considered necessary for a fair presentation have been included. Interim operating results are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the financial statements and footnotes included in the Annual Report on Form 10-K of Temple-Inland Inc. (the "company") for the fiscal year ended December 29, 2001.

The consolidated financial statements include the accounts of the company and its manufacturing and financial services subsidiaries. The consolidated net assets invested in financial services activities are subject, in varying degrees, to regulatory rules and restrictions including restrictions on the payment of dividends to the company. Accordingly, included as an integral part of the consolidated financial statements are separate summarized financial statements for the company's manufacturing and financial services groups.

The Parent Company (Temple-Inland Inc.) summarized financial statements include the accounts of the company and its manufacturing subsidiaries (the parent company). The net assets invested in the Financial Services Group is reflected in the summarized financial statements on the equity basis. Related earnings, however, are presented before tax to be consistent with the consolidated financial statements. These financial statements should be read in conjunction with the Temple-Inland Inc. consolidated financial statements and the Temple-Inland Financial Services summarized financial statements.

All material intercompany amounts and transactions have been eliminated. Certain amounts have been reclassified to conform to current year's classifications.

NOTE B - EARNINGS PER SHARE

Denominators used in computing earnings per share are as follows:

                                                        FIRST QUARTER
                                                      -----------------
                                                      2002         2001
                                                      ----         ----
                                                        (IN MILLIONS)
DENOMINATOR FOR BASIC EARNINGS PER SHARE -
  WEIGHTED AVERAGE COMMON SHARES OUTSTANDING          49.4         49.3
DILUTIVE EFFECT OF STOCK OPTIONS                        .1           --
                                                      ----         ----
DENOMINATOR FOR DILUTED EARNINGS PER SHARE            49.5         49.3
                                                      ====         ====



NOTE C - COMPREHENSIVE INCOME

Comprehensive income consists of:

                                                        FIRST QUARTER
                                                      -----------------
                                                      2002         2001
                                                      ----         ----
                                                        (IN MILLIONS)
NET INCOME                                            $  4         $ 10
OTHER COMPREHENSIVE INCOME, NET OF INCOME TAXES:
  EFFECT OF ADOPTING SFAS NO. 133 -
    UNREALIZED LOSSES ON HELD-TO-MATURITY SECURITIES
      RE-DESIGNATED AS AVAILABLE-FOR-SALE SECURITIES    --          (16)
    UNREALIZED LOSSES ON DERIVATIVE INSTRUMENTS
      CLASSIFIED AS CASH FLOW HEDGES                    --           (4)
                                                      ----         ----
                                                        --          (20)
  UNREALIZED GAINS (LOSSES) ON:
    AVAILABLE-FOR-SALE SECURITIES                       --           33
    DERIVATIVE INSTRUMENTS                               1            1
  FOREIGN CURRENCY TRANSLATION ADJUSTMENTS               1           --
                                                      ----         ----
OTHER COMPREHENSIVE INCOME                               2           14
                                                      ----         ----
COMPREHENSIVE INCOME                                     6         $ 24
                                                      ====         ====

NOTE D - SEGMENT INFORMATION

The company has three reportable segments: Paper, Building Products and Financial Services.

FOR THE FIRST QUARTER OR AT             BUILDING   FINANCIAL  CORPORATE
QUARTER END 2002                PAPER   PRODUCTS   SERVICES   AND OTHER   TOTAL
---------------------------   -------   --------   ---------  ---------  -------
(IN MILLIONS)
REVENUES FROM EXTERNAL
   CUSTOMERS                  $   557   $   190    $   281    $    --    $ 1,028
DEPRECIATION, DEPLETION AND
   AMORTIZATION                    35        14          6          1         56
OPERATING INCOME                   22        10         34        (17)(a)     49
FINANCIAL SERVICES, NET
   INTEREST INCOME                 --        --         95         --         95
TOTAL ASSETS                    2,688     1,203     15,711         75     19,677
GOODWILL                          314        --        130         --        444
                              -------   -------    -------    -------    -------
FOR THE FIRST QUARTER OR AT
QUARTER END 2001

REVENUES FROM EXTERNAL
   CUSTOMERS                  $   512   $   169    $   372    $    --    $ 1,053
DEPRECIATION, DEPLETION AND
   AMORTIZATION                    28        15          7          1         51
OPERATING INCOME                   21        (9)        45         (8)        49
FINANCIAL SERVICES, NET
   INTEREST INCOME                 --        --        107         --        107
TOTAL ASSETS                    1,613     1,204     15,679         39     18,535
GOODWILL                           62        --        126         --        188
                              -------   -------    -------    -------    -------

---------------
(a) INCLUDES CHARGE OF $7 MILLION RELATED TO SEVERANCE AND WRITE-OFF OF TECHNOLOGY INVESTMENTS, ALL OF WHICH APPLIES TO THE FINANCIAL SERVICES GROUP.

NOTE E - CONTINGENCIES

There are pending against the company and its subsidiaries lawsuits, claims and environmental matters arising in the regular course of business. In addition, the Internal Revenue Service is currently examining the company's consolidated income tax returns for the years 1993 through 1996.

On October 23, 1995, a rail tank car of nitrogen tetroxide exploded at the Bogalusa, Louisiana plant of Gaylord Chemical Corporation, a wholly-owned, independently-operated subsidiary of Gaylord. Following the explosion, more than 160 lawsuits were filed against Gaylord, Gaylord Chemical and third parties alleging personal injury, property damage, economic loss, related injuries and fear of injuries. Plaintiffs sought compensatory and punitive damages.

In 1997, the Washington Parish, Louisiana trial court certified these consolidated cases as a class action. By the deadline to file proof of claim forms, 16,592 persons had filed and 3,978 persons had opted out of the Louisiana class proceeding. All but 12 of the-opt out claimants are also plaintiffs in the Mississippi action described below. The claims of 18 trial plaintiffs, selected at random, are scheduled for trial in the Louisiana class action in February 2003.

Gaylord, Gaylord Chemical Corporation and other third-parties were also named defendants in approximately 4,000 individual actions brought by plaintiffs in Mississippi State Court, who claim injury as a result of the same accident. These cases were consolidated in Hinds County, Mississippi, and allege claims and damages similar to those in Louisiana State Court.

Claims of the first 20 plaintiffs were tried to a jury in 1999. During trial, the court dismissed with prejudice the claims of three plaintiffs. The jury found Gaylord Chemical Corporation and a co-defendant, Vicksburg Chemical Company, equally at fault for the accident. The jury also found that none of the 17 remaining plaintiffs whose claims went to the jury had suffered any damages, awarded no damages to any of them, and returned a verdict in favor of all defendants. The jury also determined that Gaylord was not responsible for the conduct of its subsidiary, Gaylord Chemical Corporation. Plaintiffs did not appeal the verdict or the trial court's rulings. The trial court has not set a trial date for the next group of 20 Mississippi plaintiffs.

Gaylord and Gaylord Chemical Corporation filed suits seeking a declaratory judgment of insurance coverage for claims arising from the October 23, 1995 accident. The coverage action against the liability insurers was tried to a judge in December 1998, and on February 25, 1999, the trial court issued an opinion holding that Gaylord and Gaylord Chemical Corporation have insurance coverage for the October 23, 1995, accident under eight of the nine policies that were at issue. The judge held that language in one policy excluded coverage. The Louisiana Court of Appeals affirmed the trial court's finding that coverage was afforded by eight of the nine carriers and reversed the trial court's finding that the ninth carrier's policy did not provide coverage. Following denial of the writ, Gaylord and Gaylord Chemical Corporation had in excess of $125 million in insurance coverage for the October 23, 1995, accident. The insurers appealed the decision of the Court of Appeals to the Louisiana Supreme Court, and on December 7, 2001 the Louisiana Supreme Court denied the insurers' application for writ of certiorari to review the Court of Appeals decision. The Supreme Court also denied the insurers' motion to reconsider denial of the writ.

On May 4, 2001, Gaylord and Gaylord Chemical Corporation agreed in principle to settle all claims arising out of the October 23, 1995 explosion. In exchange for payments by its primary insurance carrier and the first five excess layers of coverage and assignment of Gaylord's insurance coverage action against the remaining carriers, Gaylord and Gaylord Chemical Corporation will receive full releases and/or dismissals of all claims for damages, including punitive damages. Neither Gaylord nor Gaylord Chemical Corporation contributed to the settlement. The settlement agreement was fully executed on September 14, 2001, and all settlement funds have been deposited in escrow. A hearing for preliminary approval of the settlement will be scheduled by the summer of 2002.

In the opinion of management, recoveries and claims, if any, by plaintiffs or claimants resulting from the foregoing litigation will not have a material adverse effect on its operations or the financial position of the company.


NOTE F - ACQUISITIONS

On February 28, 2002, the company completed tender offers in which it acquired
86.3 percent of Gaylord Container Corporation's outstanding common stock for $56 million cash and 99.3 percent of its 9 3/8% Senior Notes, 98.5 percent of its 9 3/4% Senior Notes and 83.6 percent of its 9 7/8% Senior Subordinated Notes for $462 million cash plus accrued interest of $10 million. On April 5, 2002, the company effected its merger with Gaylord whereby the company acquired the remainder of Gaylord's outstanding common stock for $9 million cash. The results of Gaylord's operations have been included in the company's income statement since the beginning of March 2002.

Gaylord is primarily engaged in the manufacture and sale of corrugated containers. As a result of this acquisition, the company has become the third-largest U.S. manufacturer in the corrugated packaging industry. The company believes that this acquisition will improve its market reach, improve the operating efficiency of its mill and packaging system and lead to cost savings and synergies.

A summary of the estimated cash purchase price to acquire Gaylord follows (in millions):

     Common stock                                          $ 65
     Senior and Subordinated Notes                          462
     Accrued interest                                        10
     Termination and change in control agreements            41
     Advisory and professional fees                          20
                                                           ----
     Estimated cash purchase price                         $598
                                                           ====

The purchase price will be allocated to the assets acquired and liabilities assumed based on their fair values. The preliminary allocation of the purchase price follows (in millions):

      Assets acquired
         Current assets                                    $ 196
         Property and equipment                              432
         Assets of discontinued operations                   130
         Other assets                                         13
         Goodwill and other intangible assets                270
                                                          ------
                                                           1,041
      Liabilities assumed
         Current liabilities                              $   66
         Liabilities of discontinued operations               14
         Bank debt                                           285
         Senior and Subordinated Notes
            and other secured debt                            67
         Other long-term liabilities                          11
                                                          ------
      Net assets acquired                                 $  598
                                                          ======

The actual allocation of the purchase price will be based upon independent appraisals and other valuations and will reflect finalized management intentions. The actual allocations will probably differ from those assumed. Changes, if any, to the fair value of property and equipment will impact the amount of depreciation to be reported. Goodwill from this acquisition is allocated to the Paper Group. It is anticipated that all of the goodwill will be deductible for income tax purposes.

The company intends to sell several non-strategic Gaylord assets and operations over the next year including the retail bag business, the multi-wall bag business, the kraft paper mill and the chemical business. These assets and liabilities, primarily working capital and fixed assets, have been adjusted to their estimated realizable values and are identified in the balance sheet as discontinued operations. The $43 million difference between their net book value at the date of acquisition and their estimated realizable value has been reflected as an increase in goodwill. The operating results and cash flows of these operations, which are not material for the month of March 2002, are classified as discontinued operations and are excluded from income from continuing operations and business segment information. The retail bag business and specialty bag business were sold during May 2002.

The company has announced its intention to close Gaylord's Antioch recycled linerboard mill by year-end 2002. The company expects to finalize its closure plans during second quarter 2002 including the estimated cost related to involuntary employee terminations and environmental compliance. At that time, these estimated costs would be recognized as a liability incurred in connection with the acquisition and included in the allocation of the purchase price. Any differences between these estimates and the ultimate amount incurred are expected to be reflected as an adjustment of the purchase price.

Proceeds from a $900 million Credit Agreement (the Bridge Financing Facility) were used to fund the cash purchase price and to pay off the assumed bank debt of $285 million. The company paid $16 million in fees to the lending institutions for this facility, which was funded, from the Bridge Financing Facility. The Bridge Financing Facility bears interest at a variable rate (all in rate of 4.5 percent at March 2002). The Bridge Financing Facility was repaid during May 2002.

The following unaudited pro forma information assumes the acquisition of Gaylord had occurred at the beginning of 2002 and 2001(in millions except per share):

                                                Three Months Ended March
                                                ------------------------
                                                  2002            2001
                                                --------        --------
     Parent company revenues                     $  887          $  850
     Income from continuing operations           $    7          $    5
     Net income                                  $   (3)         $    1

     Per diluted share
      Income from continuing operations          $  .15          $  .10
      Net income                                 $ (.06)         $  .02

Adjustments that have been made to derive this pro forma information include those related to acquisition financing and the reclassification of the discontinued operations. These pro forma results are not necessarily indicative of what actually would have occurred, if the acquisition would have been made on those dates and are not intended to be indicative of future results. In addition, they do not reflect any capacity rationalization, or cost savings or other synergies that may be affected or realized.

During March 2002, the Paper Group completed the acquisition of a Puerto Rico box plant. The aggregate purchase price of $10 million was allocated to the acquired assets and liabilities based on their fair values with none allocated to goodwill.

During February 2002, the Financial Services Group acquired an insurance agency for a base purchase price of $6 million dollars with a potential earn-out payment of $2 million based on revenue growth. The purchase price was allocated to acquired assets and liabilities based on their fair values with $4 million allocated to goodwill.

Pro forma results of operations assuming these two acquisitions took place at the beginning of 2002 would not be materially different from those reported.


NOTE G - NEW ACCOUNTING PRONOUNCEMENTS

Goodwill
Beginning January 2002, the company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Under this statement, amortization of goodwill and other indefinitely lived intangible assets would be precluded but would be periodically measured for impairment.

The cumulative effect of adopting this statement was to reduce first quarter 2002 net income by $11 million, or $0.22 per diluted share, for an $18 million goodwill impairment associated with the Paper Group's pre-2001 specialty packaging acquisitions. Under this statement, impairment is measured based upon the present value of future operating cash flows while under the prior methodology impairment was measured based upon undiscounted future cash flows.

At first quarter-end 2002, the company has $450 million of indefinitely lived intangible assets, which are not subject to amortization, including $444 million of goodwill and $6 million of trademarks. Based upon the preliminary allocation of the Gaylord purchase price, the company assigned $270 million to goodwill. The actual allocation of the purchase price will be based upon independent appraisals and other valuations and will reflect finalized management intentions. The actual allocations will probably differ from those assumed and could give rise to intangible assets with finite or indefinite useful lives other than goodwill. Any intangible assets with finite useful lives will be amortized. At first quarter-end 2002, the company has $13 million of core deposit intangible assets, which are being amortized at the rate of $2 million per year.

The effects of not amortizing goodwill and trademarks in periods prior to the adoption of this statement follows (in millions, except per share):

                                                Three Months Ended March
                                                ------------------------
                                                  2002            2001
                                                --------        --------
     Income from continuing operations
        As reported                              $   15          $   12
     Goodwill and trademark
          amortization, net of tax                   --               2
                                                 ------          ------
        As adjusted                              $   15          $   14
                                                 ======          ======

     Per diluted share
        As reported                              $  .30          $  .24
        Goodwill and trademark
          amortization, net of tax                   --             .04
                                                 ------          ------
        As adjusted                              $  .30          $  .28
                                                 ======          ======

Impairment or Disposal of Long-Lived Assets
Beginning January 2002, the company adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The effect on earnings or financial position of adopting this statement is not material.


Note H - Subsequent Financing Transactions

During May 2002, the company sold 4.1 million shares of common stock, $345 million of Upper DECS and $500 million of 7.875% Senior Notes due 2012 for $1,033 million cash, before expenses. The net proceeds from these sales were used to repay the Bridge Financing Facility and other borrowings. As a result, in the accompanying balance sheets, the Bridge Financing Facility is classified as a long-term liability.

The Upper DECS consist of contracts to purchase, for an aggregate of $345 million, up to a maximum of 6.634 million shares of common stock by May 2005 and $345 million in senior notes due May 2007. The purchase contracts require contract adjustment payments at an annual rate of 1.08 percent and the senior notes bear interest at 6.42 percent. The $500 million of 7.875% senior notes due 2012 were sold at 99.289 percent of par. The notes bear interest at an effective rate of 7.98 percent.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The actual results achieved by Temple-Inland may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include general economic, market, or business conditions; the opportunities or lack thereof that may or may not be presented to and pursued by Temple-Inland and its subsidiaries; availability and price of raw materials used by Temple-Inland and its subsidiaries; competitive actions by other companies; changes in laws or regulations; the accuracy of certain judgments and estimates concerning the integration of Gaylord Container Corporation into the operations of Temple-Inland; and other factors, many of which are beyond the control of Temple-Inland and its subsidiaries.

RESULTS OF OPERATIONS - For the three months ended March 2002 and 2001

SUMMARY

         Consolidated revenues for first quarter 2002 were $1.0 billion, down 2 percent from first quarter 2001. Income before the effects of an accounting change for the first quarter 2002 was $15 million or $0.30 per diluted share compared with $12 million or $0.24 per diluted share. The cumulative effect of adopting SFAS No. 142, Goodwill and Other Intangible Assets, was to reduce first quarter 2002 income by $11 million or $0.22 per diluted share. The cumulative effect of adopting SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities was to reduce first quarter 2001 income by $2 million or $0.04 per diluted share. Net income for the first quarter 2002 was $4 million or $0.08 per diluted share compared with $10 million or $0.20 per diluted share for the first quarter 2001.

BUSINESS SEGMENTS

         The Company manages its operations through three business segments, paper, building products and financial services.

Each of these business segments is affected by the factors of supply and demand and changes in domestic and global economic conditions. These conditions include changes in interest rates, new housing starts, and home repair and remodeling activities and the strength of the U.S. dollar, some or all of which may have varying degrees of impact on the business segments. As used herein the term "parent company" refers to the financial statements of Temple-Inland and its manufacturing business segments, Paper and Building Products, with the Financial Services Group reflected on the equity method.

         A summary of the results of operations by business segment follows.

                                                  First Quarter
                                            ------------------------
                                              2002            2001
                                            --------        --------
                                                  (in millions)
Revenues
Paper                                       $   557         $   512
Building Products                               190             169
Financial Services                              281             372
                                            -------         -------
   Total revenues                           $ 1,028         $ 1,053
                                            =======         =======
Income
Paper                                       $    22         $    21
Building Products                                10              (9)
Financial Services                               34              45
                                            -------         -------
   Segment operating income                      66              57
Corporate and other                             (10)             (8)
Other income (expense)(a)                        (7)             --
Parent company interest                         (25)            (28)
                                            -------         -------
   Income from continuing operations             24              21
     before taxes
Income taxes                                     (9)             (9)
                                            -------         -------
   Income before accounting change               15              12
Effect of accounting change                     (11)             (2)
                                            -------         -------
   Net income                               $     4         $    10
                                            =======         =======

---------------
(a) Other expense of $7 million is related to severance and write-off of technology investments, all of which applies to the Financial Services Group.

     Unless otherwise noted, increases or decreases refer to first quarter 2002 amounts compared with first quarter 2001 amounts. First quarter 2001 amounts have been reclassified to conform to current year classifications.

PAPER

     Temple-Inland acquired effective control of Gaylord Container Corporation and began consolidating the results of Gaylord at the beginning of March 2002. Gaylord is primarily engaged in the manufacture and sale of corrugated containers through its 1,070,000-ton linerboard mill in Bogalusa, Louisiana, its 425,000-ton recycle linerboard mill in Antioch, California and its 20 converting facilities. As a result of this acquisition, the paper group has become the third largest U.S. manufacturer in the corrugated packaging industry. Gaylord contributed $5 million to paper's operating income for the first quarter 2002. Also during March 2002, the paper group acquired a box plant in Puerto Rico. The paper group has signed a letter of intent to acquire Mack Packaging Group and its converting facilities in Chicago, Illinois and Mishawaka, Indiana. This transaction is expected to close during the second quarter 2002.

     Paper's revenues were $557 million, up 9 percent. In the first quarter 2002, revenues derived from the acquired operations of Gaylord in March 2002 and the 2001 acquisitions of Chesapeake and Elgin (May 2001) and ComPro (October
2001) approximated $95 million and were partially offset by declines in average prices for and shipments of corrugated containers and linerboard. Excluding the acquired packaging operations, average prices for corrugated containers were down 3 percent and shipments were down 4 percent. Average linerboard prices were down 15 percent and shipments were down 2 percent.

     Excluding the acquired Gaylord operations, compared with fourth quarter 2001, revenues were down 2 percent. Average prices for corrugated containers were down 1 percent while shipments were up 2 percent. Linerboard prices were down one percent and shipments were down 15 percent. Demand for linerboard and corrugated containers remained weak in January and February, but showed signs of recovery in March 2002. On a same day basis, industry corrugated container shipments were up 3.3 percent in March. This is the first year over year increase in 18 months. The paper group's shipments were in line with the industry. It is anticipated that this recovery will continue during the second quarter 2002.

     Costs, which include production, distribution and administrative costs were $535 million, up 9 percent. The increases in costs were due to the acquired corrugated packaging operations and higher pension costs up $4 million. Partially offsetting these increases were lower energy costs, down $20 million, improved performance of the specialty operations and lower material costs. Energy costs peaked during first half of 2001 and began to decline during the remainder of 2001 reaching more normalized levels by year-end 2001 and continuing through first quarter 2002. In addition, a $3 million reserve was reversed as a result of collections of amounts due under a power purchase contract. Material costs were down due to lower old corrugated container (OCC) costs, down $1 million, and lower outside purchases of linerboard. OCC, which accounts for 38 percent of the paper group's fiber requirements, was $52 per ton at first quarter-end 2002, down 7 percent. OCC prices began to rise at the end of first quarter 2002 and were up $15 per ton in April. It is likely that this trend in OCC prices will continue during second quarter 2002. Excluding the acquired packaging operations, compared with fourth quarter 2001, production, distribution and administrative costs were flat.

     Excluding Gaylord, mill production was 514,000 tons, down 5,000 tons. Of the mill production, 86 percent was used by the corrugated packaging operations; the remainder was sold in the domestic and export markets. Production was curtailed by 100,000 tons due to market, maintenance and operational reasons compared with first quarter 2001 curtailments of 98,000 tons and fourth quarter 2001 curtailments of 83,000 tons. The paper group may curtail more production in future quarters for these reasons.

     Market conditions continue to be weak for lightweight gypsum facing paper. As a result, the paper group's Premier Boxboard joint venture continues to produce corrugating medium, of which the paper group purchased 37,000 tons during the quarter. It is uncertain when market conditions for lightweight gypsum facing paper will improve.

     Operating income was $22 million, up $1 million. Excluding the operations of Gaylord, operating income was $17 million, down $4 million.

     The paper group has announced its intentions to permanently close 595,000 tons of Gaylord's linerboard capacity including the Antioch mill and three small paper machines at the Bogalusa mill. It is expected that the closure plans for the Antioch mill will be finalized during second quarter 2002 and that the mill will be closed during fourth quarter 2002. It is expected that the machines in the Bogalusa mill will be closed during second quarter 2002.

     In addition, the paper group intends to sell several non-strategic Gaylord assets and operations over the next year including its retail bag business, its multi-wall bag business, its kraft paper mill and its chemical business. The operating results and cash flows of these operations, which are not material for the month of March 2002, are classified as discontinued operations and are excluded from business segment operating income. The retail bag business and specialty bag business were sold during May 2002.


BUILDING PRODUCTS

     Building products' revenues were $190 million, up 12 percent. Average prices for lumber were flat while particleboard prices were down 12 percent. Average prices for MDF were up 5 percent and gypsum were up 24 percent. Shipments for all products except MDF were up with lumber shipments up 7 percent, particleboard up 4 percent and gypsum up 23 percent. MDF shipments were down 6 percent. Other revenues include sales of small tracts of high-value timberlands. These sales contributed $8 million in operating income for the quarter, up $6 million.

     Compared with fourth quarter 2001, revenues were up 15 percent. Average prices for lumber were up 9 percent while gypsum prices were flat. Average prices for particleboard were down 6 percent and MDF down 3 percent. Shipments for all products except lumber were up with particleboard shipments up 26 percent, MDF up 34 percent and gypsum shipments up 36 percent. Lumber shipments were down 9 percent.

     Costs, which include production, distribution and administrative costs were $180 million, up 1 percent. Increased production volume and higher pension costs, up $1 million, offset lower energy costs, down $3 million. Energy costs peaked during first half of 2001 and began to decline during the remainder of 2001 reaching more normalized levels by year-end 2001 and continuing through first quarter 2002. Compared with fourth quarter 2001, costs were up 7 percent due to increased production volume.

     Although demand for most products improved throughout the quarter, production was curtailed to varying degrees in all product lines during first quarter 2002 to match customer demand. Production averaged from a low of 70 percent to a high of 98 percent of capacity in the various product lines. The building products group's joint venture operations also experienced production curtailments during first quarter 2002. The building products group and its joint venture operations may curtail more production in future quarters for this reason.

     Operating income was $10 million, up $19 million.

     The building products group continues its efforts to address production cost issues at its MDF facilities. Deltic Timber Corp., the partner in the Del-Tin Fiber, LLC MDF joint venture in El Dorado, Arkansas, announced its intentions to evaluate strategic alternatives for its one-half interest in this venture. It is uncertain what effects if any this will have on the joint venture or its operations.

FINANCIAL SERVICES

OPERATIONS

     Financial services' revenues, consisting of interest and non-interest income, were $281 million, down 24 percent, while operating income was $34 million, down $11 million. Lower revenues were due to a reduction in average loans outstanding and lower interest rates resulting in lower interest income.

     Changes in operating income are discussed below.

(in millions)                              First Quarter
-------------                        ------------------------
                                      2002              2001
                                     ------            ------
Net interest income                  $  95             $ 107
Provision for loan losses              (14)              (17)
Noninterest income                      93                82
Noninterest expense                   (137)             (121)
Minority interest                       (3)               (6)
                                     -----             -----
Operating income                     $  34             $  45
                                     =====             =====

     Net interest income was $95 million, down 11 percent. This decrease was due to tighter net interest spreads resulting from the lower interest rate environment, a change in the mix of earning assets and a competitive market for deposits.

     The provision for loan losses was $14 million, down $3 million. The provision for first quarter 2002 largely related to certain large commercial and business loans, primarily asset-based loans.

     Noninterest income, which consists primarily of income from mortgage banking, real estate and insurance activities; loan related fees and service charges on deposits, was $93 million, up 13 percent. The increase was due to increased mortgage originations; a $2 million decrease in the valuation allowance for mortgage-servicing rights; and a continued focus on fee-based products. The increase in mortgage originations resulted from the acquisition of mortgage production operations in the last half of 2001 and continued re-finance activities. Valuations of the mortgage-servicing portfolio will continue to be updated throughout the year and further adjustments to the valuation allowance will be made as necessary.

     Noninterest expense was $137 million, up 13 percent due to the acquisition of mortgage production operations in the last half of 2001 and continued re-finance activities, resulting in a $15 million increase in salary (including commissions), benefits and occupancy expense. This was offset by the $2 million decrease in goodwill amortization due to the implementation of SFAS No. 142 beginning first quarter 2002.

     During first quarter 2002, due to the slow down in loan demand, the financial services group took actions to lower costs and exit certain businesses and product delivery methods that were not expected to meet return objectives in the near term. These actions resulted in a $7 million charge during first quarter 2002 related to severance for work force reductions and the write-off of certain technology investments. It is anticipated that annual savings resulting from these actions will exceed $13 million.

     Compared with fourth quarter 2001, financial services operating income was down $15 million due principally to a $8 million decrease in net interest income and a $7 million increase in the provision for loan losses. The decrease in net interest income was due to the lower interest rate environment and a decrease in average loans outstanding. The increase in the provision for loan losses largely related to certain large commercial and business loans. Noninterest income was down 20 percent due to a significant slow down in mortgage originations. Noninterest expense was down 19 percent due to the effects of the slow down in mortgage originations and no amortization of goodwill.

EARNING ASSETS

     Earning assets include cash equivalents, mortgage loans held for sale, securities and loans. At first quarter-end 2002, securities and residential loans comprised two-thirds of total earning assets.

     Securities, which include mortgage-backed and other securities, were $3.8 billion, a 16 percent increase from first quarter 2001 and an 11 percent increase from year-end 2001. These increases are the result of an effort to increase the focus on single-family mortgage assets.

     Loans were $9.9 billion compared with $10.7 billion at first quarter-end 2001 and $10.0 billion at year-end 2001. The decline in the loan portfolio from first quarter 2001 is due primarily to the pay down of single-family mortgage and commercial real estate loans and the sale of purchase money second loans from the single-family mortgage portfolio.

     A summary of loans by major category follows:

                                                 First                  Fourth
                                                Quarter                 Quarter
                                       ------------------------        --------
(in millions)                            2002            2001            2001
-------------                          --------        --------        --------
Single-family mortgage                 $  1,961        $  2,787        $  1,987
Single-family mortgage warehouse            392             365             547
Single-family construction                  967           1,049             942
Multifamily and senior housing            1,974           1,944           1,976
                                       --------        --------        --------
   Total residential                   $  5,294        $  6,145        $  5,452
Commercial real estate                    2,483           2,648           2,502
Commercial and business                   1,897           1,578           1,777
Consumer and other                          245             297             255
                                       --------        --------        --------
                                          9,919          10,668           9,986
Less allowance for loan losses             (136)           (136)           (139)
                                       --------        --------        --------
                                       $  9,783        $ 10,532        $  9,847
                                       ========        ========        ========

     Single-family mortgages are made to owners to finance the purchase of a home. Single-family mortgage warehouse provides funding to mortgage lenders to support the flow of loans from origination to sale. Single-family construction finances the development and construction of single-family homes, including the acquisition and development of home lots. Multifamily and senior housing loans are for the development, construction and lease up of apartment and town home projects and housing for independent, assisted and memory-impaired residents.

     The commercial real estate portfolio provides funding for the development, construction and lease up primarily of office, retail and industrial projects and is geographically diversified among 26 states and 30 market areas. The commercial and business portfolio finances business operations and is primarily comprised of asset-based, syndicated and middle market loans and direct financing leases on equipment. The consumer and other portfolio is primarily comprised of loans secured by junior liens on single-family homes.

ASSET QUALITY AND ALLOWANCE FOR LOAN LOSSES

     Several key measures are used to evaluate and monitor the asset quality of the financial services group. These measures include the level of loan delinquencies, nonperforming loans and nonperforming assets.

                                                         First           Fourth
(dollars in millions)                                   Quarter         Quarter
---------------------                              -----------------    -------
                                                    2002       2001       2001
                                                   ------     ------     ------
Accruing loan past due 30 - 89 days                $   95     $  199     $  107
Accruing loan past due 90 days or more                  1          4         --
                                                   ------     ------     ------
Accruing loans past due 30 days or more            $   96     $  203     $  107
                                                   ======     ======     ======
Nonaccrual loans                                   $  169     $  152     $  166
Restructured loans                                     --         --         --
                                                   ------     ------     ------
     Nonperforming loans                              169        152        166
Foreclosed property                                     3          2          2
                                                   ------     ------     ------
     Nonperforming assets                          $  172     $  154       $168
                                                   ======     ======     ======
Allowance for loan losses                          $  136     $  136       $139
Net charge-offs                                    $   17     $    1       $  2

Nonperforming loan ratio                             1.71%      1.43%      1.67%
Nonperforming asset ratio                            1.74%      1.45%      1.68%
Allowance for loan losses/total loans                1.37%      1.27%      1.39%
Allowance for loan losses/nonperforming loans       80.31%     89.18%     83.73%
Annualized net charge offs/average loans             0.18%      0.02%      0.25%

     The increase in the level of nonaccrual loans compared to first quarter 2001 was primarily due to certain large loans in the multifamily and senior housing (senior housing) and commercial and business (asset-based) portfolios. One of the asset-based loans was impacted by the events of September 11, 2001 and is being restructured.

     The allowance for loan losses is comprised of specific allowances (assessed for loans that have known credit weaknesses), general allowances and an unallocated allowance. At first quarter-end 2002, the unallocated loan loss allowance was $27 million, flat compared with first quarter 2001 and up $3 million from year-end 2001 due mainly to continued uncertain economic conditions.

     Charge-offs were $18 million, offset by recoveries of $1 million. The charge-offs related primarily to asset-based loans in the commercial and business portfolio, a significant portion of which related to one loan that was impacted by the events of September 11, 2001.

CORPORATE, INTEREST AND OTHER INCOME (EXPENSE)

     Parent company interest expense was $25 million, down $3 million. Excluding interest expense of $5 million related to financing costs for the acquisition of Gaylord, interest expense was down $8 million due to the second quarter 2001 repayment of $200 million of 9 percent term notes and to an overall decrease in interest rates.

INCOME TAXES

     The effective tax rate is 39 percent and is based on current expectations of income and expenses for the year 2002. The effective tax rate includes federal and state income taxes and the effects of non-deductible items.

ACCOUNTING CHANGE

     The cumulative effect of adopting Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, was to reduce net income by $11 million, net of a deferred tax benefit of $7 million.

AVERAGE SHARES OUTSTANDING

     Average diluted shares outstanding were 49.5 million, up less than 1 percent. During May 2002, Temple-Inland sold 4.1 million shares of common stock increasing the number of shares outstanding by 8 percent.

CAPITAL RESOURCES AND LIQUIDITY

     The consolidated net assets invested in the financial services group are subject, in varying degrees, to regulatory rules and regulations including restrictions on the payment of dividends to the parent company. Accordingly, parent company and financial services capital resources and liquidity are discussed separately.


Parent Company

OPERATING ACTIVITIES

     Cash provided by operations was $55 million.

     Lower earnings were offset by lower working capital needs and a $50 million dividend from the financial services group.

INVESTING ACTIVITIES

     Investing activities used $561 million.

     Cash paid to acquire Gaylord was $525 million. Cash paid for the acquisition of a box plant in Puerto Rico was $10 million.

     Capital expenditures were $26 million. Capital expenditures are expected to approximate $180 million for the year 2002. Depreciation is expected to approximate $220 million for the year 2002.

FINANCING ACTIVITIES

     Financing activities provided $531 million.

     A bridge financing facility provided $847 million of which $525 was used to acquire Gaylord, $285 million was used to repay Gaylord's assumed bank debt, $16 million was used for financing fees and the remainder was used for other acquisition related purposes.

     Cash dividends paid were $16 million or $.32 per share. Debt and other borrowings were reduced $18 million.

     In May 2002, $1,033 million, before expenses, was received from the sale of
4.1 million shares of common stock, $345 million of Upper DECS and $500 million of 7.875% senior notes due 2012. The net proceeds from these sales were used to repay the bridge financing facility and other borrowings.

     The common stock was sold for $52 per share. The Upper DECS consist of contracts to purchase common stock for $50 a share and $345 million of 6.42% senior notes due in 2007. The purchase contracts represent an obligation to purchase, for an aggregate of $345 million, shares of common stock based on a settlement rate, which is subject to anti-dilution adjustments. Under the current settlement rate, the number of shares that could be purchased range from a minimum of 5.438 million shares to a maximum of 6.634 million shares. The shares can be purchased at any time through May 2005. The purchase contracts provide for an annual contract adjustment payment of 1.08%. The interest rate on the Upper DECS senior notes will be reset in May 2005. The $500 million of 7.875% senior notes due 2012 were sold at 99.289 percent of par resulting in an effective annual yield of 7.98 percent.


LIQUIDITY AND OFF BALANCE SHEET FINANCING ARRANGEMENTS

     The parent company's sources of short-term funding are its operating cash flows, which include dividends received from financial services and its existing credit arrangements. The dividends received from financial services are subject to regulatory approval and restrictions.

     At first quarter-end 2002, the parent company had $505 million in unused borrowing capacity under its existing credit agreements. Most of the credit agreements contain terms and conditions customary for such agreements including minimum levels of interest coverage and limitations on leverage. At first quarter-end 2002, the parent company has complied with all of the terms and conditions of its credit agreements. During 2002, $236 million in credit agreements expire all of which are unused at first quarter-end 2002.

     The receivable securitization agreement was amended during April 2002 and is no longer subject to rating triggers. Of the current credit agreements, $75 million in lines of credit could not be accessed if the long-term debt of the parent company was rated below "investment grade" by both major rating agencies. The long-term debt of the parent company is currently rated BBB and Baa3 by the rating agencies, with one rating agency maintaining a negative outlook.


Financial Services

     The principal sources of cash for financial services are operating cash flows, deposits and borrowings. Financial services uses these funds to invest in earning assets, generally loans and securities.

OPERATING ACTIVITIES

     Cash provided by operations was $175 million.

     Lower earnings were offset by a decrease in mortgage loans held for sale partially offset by the change in cash related to mortgage loans serviced for others.

INVESTING ACTIVITIES

     Investment activities used $88 million.

     Securities purchases, net of maturities, were $92 million while loans originated, net of collections, were $5 million. These were partially offset by $19 million of proceeds from the sale of mortgage servicing rights.

FINANCING ACTIVITIES

     Financing activities used $234 million.

     Deposits decreased $277 million while borrowings increased $98 million. The decrease in deposits was due to competitive markets. Dividends paid to the parent company totaled $50 million.

OTHER

     The financial services group's short-term funding needs are met through operating cash flows, attracting new retail deposits, increased borrowings and converting assets to cash through sales or reverse repurchase agreements. Assets that can be converted to cash include short-term investments, mortgage loans held for sale and securities. At first quarter-end, financial services had available liquidity of $1.9 billion. In addition, at first quarter-end, commitments to originate single-family residential mortgage loans totaled $791 million and commitments to sell single-family residential mortgage loans totaled $917 million. At first quarter-end, the savings bank exceeded all applicable regulatory capital requirements. The parent company expects to maintain the savings bank capital at a level that exceeds the minimum required for designation as "well capitalized." From time to time, the parent company may make capital contributions to the savings bank or receive dividends from the savings bank. During the first quarter 2002, the parent company made no contributions to the savings bank and received $50 million in dividends from the savings bank.

     Selected financial and regulatory capital data for the savings bank follows:


                                First Quarter      Year-End
(dollars in millions)                2002            2001
---------------------           -------------      ---------
Balance sheet data
     Total assets                  $15,184          $15,251
     Total deposits                  8,989            9,369
     Shareholder's equity              923              954


                                  Savings     Regulatory    For Categorization
                                    Bank        Minimum    as "Well Capitalized"
                                  -------     ----------   ---------------------
Regulatory capital ratios:
     Tangible capital                7.6%        2.0%              N/A

     Leverage capital                7.6%        4.0%             5.0%

     Risk-based capital             10.6%        8.0%            10.0%


ENERGY AND RELATED MATTERS

     During first quarter 2002, the paper group collected $3 million in amounts due under its power purchase contract with Southern California Edison.

     Gaylord is a party to a long-term power purchase contract agreement with Pacific Gas & Electric (PGE) that expires in 2013. Under this agreement, Gaylord sells to PGE a portion of its electricity from a co-generation facility operated in connection with the Antioch mill. Gaylord continues to supply electricity to PGE under terms of an agreement approved by the PGE bankruptcy court that expires in July 2002. Under terms of the original agreement, Gaylord's penalty for non-compliance is $7 million. At this time, Temple-Inland is unable to predict the effects, if any, that the announced closing of the Antioch mill will have on this situation.

NEW ACCOUNTING STANDARDS

     Beginning January 2002, Temple-Inland adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Under this Statement, amortization of goodwill is precluded and goodwill is periodically measured for impairment. The cumulative effect of adopting this statement was to reduce first quarter 2002 net income by $11 million or $0.22 per diluted share for an $18 million goodwill impairment associated with the Paper Group's pre-2001 specialty packaging acquisitions. Under the new rules, impairment is measured based upon the present value of future operating cash flows while under the old methodology impairment was measured based upon undiscounted future operating cash flows. The effect of not amortizing goodwill in first quarter 2001 would have been to increase operating income by $3 million and net income by $2 million or $0.04 per diluted share.

     Beginning January 2002, Temple-Inland adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The effect on earnings or financial position of adopting this statement is not material.

STATISTICAL AND OTHER DATA (a)

                                                   First Quarter
                                             ----------------------
                                              2002             2001
                                             -----            -----
REVENUES (in millions)
--------
Paper
  Corrugated packaging                       $ 511            $ 474
  Linerboard                                    46               38
                                             -----            -----
     Total Paper                             $ 557            $ 512
                                             =====            =====
Building Products
  Pine lumber                                $  52            $  48
  Particleboard                                 43               47
  Medium density fiberboard                     26               26
  Gypsum wallboard                              19               13
  Fiberboard                                    16               13
  Other                                         34               22
                                             -----            -----
     Total Building Products                 $ 190            $ 169
                                             =====            =====
Financial Services
  Savings bank                               $ 195            $ 301
  Mortgage banking                              55               23
  Real estate                                   18               32
  Insurance brokerage                           13               16
                                             -----            -----
     Total Financial Services                $ 281            $ 372
                                             =====            =====
UNIT SALES
----------
Paper (in thousand tons)(b)
  Corrugated packaging                         559              548
  Linerboard                                    91               93
                                             -----            -----
   Total                                       650              641
                                             =====            =====
Building Products
  Pine lumber - mbf                            173              162
  Particleboard - msf                          160              154
  Medium density fiberboard - msf               67               71
  Gypsum wallboard - msf                       173              141
  Fiberboard - msf                              97               79

OTHER INFORMATION
-----------------
Financial Services
 Segment operating income
  Savings bank                               $  26            $  42
  Mortgage banking                               7               (2)
  Real estate                                   (2)               2
  Insurance brokerage                            3                3
                                             -----            -----
     Total Financial Services                $  34            $  45
                                             =====            =====
Financial Services Operating Ratios
  Return on average assets                    0.63%            1.05%
  Return on average equity                    8.56%           14.69%

----------------
(a) Revenues and unit sales do not include joint venture operations
(b) Excludes unit sales of Gaylord

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         -----------------------------------------------------
         RISK

INTEREST RATE RISK

     Temple-Inland is subject to interest rate risk from the utilization of financial instruments such as adjustable-rate debt and other borrowings, as well as the lending and deposit-gathering activities of the financial services group. The following table illustrates the estimated impact on pre-tax income of immediate, parallel and sustained shifts in interest rates for the subsequent 12-month period at first quarter-end 2002, with comparative information at year-end 2001:

                           Change in               Increase (Decrease) in Income
                        Interest Rates                       Before Taxes
                        --------------            ------------------------------
                                                             (in millions)
                                                     First
                                                    Quarter          Year End
                                                      2002             2001
                                                   --------          --------
                             +2%                     $  9              $  2
                             +1%                     $  9              $  8
                              0                      $ --              $ --
                             -1%                     $(13)             $ (6)

     The change in exposure to interest rate risk from year-end 2001 is primarily due to a decrease in the amount of variable rate debt at the parent company and a slightly more asset sensitive position within the financial services group. The operations of the financial services group are subject to interest rate risk to the extent that the interest-earning assets and interest-bearing liabilities mature or reprice at different times and/or in different amounts.

     Subsequent to first quarter-end 2002, Temple-Inland repaid the variable rate Bridge Financing Facility with proceeds from the sale of common stock, Upper DECS, and fixed-rate senior notes. Due to the significance of these transactions and the impact on the market risk disclosure of replacing variable-rate debt with fixed-rate debt, the market rate disclosures for first quarter-end 2002 were prepared as if the transactions had occurred at quarter end.

     Additionally, the fair value of the financial services group's mortgage servicing rights (estimated at $160 million at first quarter-end 2002) is also affected by changes in interest rates. Temple-Inland estimates that a 1 percent decline in interest rates from current levels would decrease the fair value of the mortgage servicing rights by approximately $43 million.

FOREIGN CURRENCY RISK

     Temple-Inland's exposure to foreign currency fluctuations on its financial instruments is not material because most of these instruments are denominated in U.S. dollars.

COMMODITY PRICE RISK

     From time to time Temple-Inland uses commodity derivative instruments to mitigate its exposure to changes in product pricing and manufacturing costs. These instruments cover a small portion of Temple-Inland's manufacturing volume and range in duration from three months to three years. Based on the fair value of these instruments at first quarter-end 2002, the potential loss in fair value resulting from a hypothetical 10 percent change in the underlying commodity prices would not be significant.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.
------   -----------------

         The information set forth in Note E to Notes to Consolidated Financial Statements in Part I of this report is incorporated by reference thereto.

Item 2.  Changes in Securities and Use of Proceeds.
------   -----------------------------------------

         None.

Item 3.  Defaults Upon Senior Securities.
------   -------------------------------

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.
------   ---------------------------------------------------

         None.

Item 5.  Other Information.
------   -----------------

         None.

Item 6.  Exhibits and Reports on Form 8-K.
------   --------------------------------

         (a)      Exhibits.
                  --------

                  None.

         (b) Reports on Form 8-K. During the three months ended March 30, 2002, the Company filed a current report on Form 8-K dated February 28, 2002, reporting under Item 2 of the report the acquisition of Gaylord Container Corporation. Included or incorporated by reference in the report were the following financial statements:

         1. The audited consolidated financial statements of Gaylord Container Corporation as of September 30, 2001, and for the year then ended,

         2. The unaudited consolidated financial statements of Gaylord Container Corporation as of December 31, 2001, and for the three months then ended, and

         3. The unaudited pro forma combined balance sheet as of December 29, 2001, and unaudited pro forma combined income statement for the year ended December 29, 2001, reflecting the acquisition of Gaylord Container Corporation.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            TEMPLE-INLAND INC.
                                            ------------------
                                               (Registrant)





Dated:  May 14, 2002                        By       /s/ Louis R. Brill
                                               ---------------------------------
                                               Louis R. Brill
                                               Chief Accounting Officer