Form 10-Q
period 2002-06-29
TEMPLE INLAND INC
filed 2002-08-13
CIK 731939

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 29, 2002

                                       OR

[ ]        Transition Report Pursuant to Section 13 or 15(d) of the
           Securities Exchange Act of 1934 for the Transition Period
           From                          to
                ------------------------    -----------------------------------

Commission File Number                        001-08634
                       --------------------------------------------------------

                               Temple-Inland Inc.
-------------------------------------------------------------------------------
             (Exact name or registrant as specified in its charter)

            Delaware                             75-1903917
-------------------------------------------------------------------------------
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)             Identification Number)

                1300 South MoPac Expressway, Austin, Texas 78746
-----------------------------------------------------------------------
    (Address of principal executive offices)              (Zip Code)

                                 (512) 434-5800
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

         Indicate whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes X No
                                       ---    ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


                                            Number of common shares outstanding
                  Class                             as of June 29, 2002
                  -----                     -----------------------------------
         Common Stock (par
         value $1.00 per share)                        53,627,101


Page 1 of 46 pages                                 The Exhibit Index is page 44.

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

SUMMARIZED STATEMENTS OF INCOME
PARENT COMPANY (TEMPLE-INLAND INC.)
Unaudited

                                                    Second Quarter                First Six Months
                                                ----------------------        -------------------------
                                                  2002          2001             2002          2001
                                                -------       --------        ----------    -----------
                                                                       (in millions)
NET REVENUES                                    $ 921           $ 719          $  1,668       $  1,400

COSTS AND EXPENSES
  Cost of sales                                   791             623             1,448          1,235
  Selling and administrative                       88              68               156            133
  Other operating expense                           6               -                 6             -
                                                -------       --------        ---------       ---------
                                                  885             691             1,610          1,368
                                                -------       --------        ---------       ---------
MANUFACTURING INCOME                               36              28                58             32
FINANCIAL SERVICES INCOME                          37              46                64             91
                                                -------       --------        ---------       ---------
OPERATING INCOME                                   73              74               122            123
  Interest expense                                (36)            (25)              (61)           (53)
  Other expense                                   (11)              -               (11)             -
                                                -------       --------        ---------       ---------
INCOME FROM CONTINUING
 OPERATIONS BEFORE TAXES                           26              49                50             70
  Income taxes                                    (10)            (20)              (19)           (29)
                                                -------       --------        ---------       ---------
INCOME FROM CONTINUING OPERATIONS                  16              29                31             41
  Discontinued operations                          (1)              -                (1)             -
                                                -------       --------        ---------       ---------
INCOME BEFORE ACCOUNTING CHANGE                    15              29                30             41
  Effect of accounting change                       -               -               (11)            (2)
                                                -------       --------        ---------        --------
NET INCOME                                      $  15           $ 529          $     19       $     39
                                                =======       ========        =========       =========



See notes to consolidated financial statements.

SUMMARIZED BALANCE SHEETS
PARENT COMPANY (TEMPLE-INLAND INC.)
Unaudited

                                                                          Second
                                                                          Quarter                 Year End
                                                                           2002                     2001
                                                                        -----------               --------
                                                                                  (in millions)
ASSETS
Current Assets
  Cash and cash equivalents                                             $       39                $     3
  Receivables, net of allowances of $14 in
    2002 and $11 in 2001                                                       406                    288
  Inventories:
    Work in process and finished goods                                          67                     53
    Raw materials and supplies                                                 265                    205
                                                                        -----------               --------
                                                                               332                    258
  Prepaid expenses and other                                                   101                     73
                                                                        -----------               --------
      Total current assets                                                     878                    622

Investment in Temple-Inland Financial Services                               1,123                  1,142

Property and Equipment
  Property and Equipment                                                     4,163                  3,505
  Less allowances for depreciation                                          (2,014)                (1,935)
                                                                        -----------               --------
                                                                             2,149                  1,570
  Timber and timberlands - less depletion                                      511                    515
                                                                        -----------               --------
      Total property and equipment                                           2,660                  2,085

Goodwill                                                                       162                     62

Assets of discontinued operations                                               88                      -

Other Assets                                                                   222                    210
                                                                        -----------               --------
      Total Assets                                                      $    5,133                $ 4,121
                                                                        ===========               ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                                      $      174                $   128
  Current portion of long-term debt                                              8                      1
  Other current liabilities                                                    285                    197
  Liabilities of discontinued operations                                        30                     21
                                                                        -----------               --------
     Total current liabilities                                                 497                    347

Long-Term Debt                                                               2,009                  1,339

Deferred Income Taxes                                                          303                    310

Postretirement Benefits                                                        145                    142

Other Long-Term liabilities                                                    111                     87

Shareholders' Equity                                                         2,068                  1,896
                                                                        -----------               --------

    Total Liabilities and Shareholders' Equity                          $    5,133                $ 4,121
                                                                        ===========               ========

See notes to consolidated financial statements.

SUMMARIZED STATEMENTS OF CASH FLOW
PARENT COMPANY (TEMPLE-INLAND INC.)
Unaudited

                                                                                         First Six Months
                                                                                    --------------------------
                                                                                       2002            2001
                                                                                    ----------      ----------
                                                                                           (in millions)
CASH PROVIDED BY (USED FOR) OPERATIONS
  Net income                                                                        $     19        $     39
  Adjustments:
    Depreciation and depletion                                                           108              90
    Amortization of goodwill                                                               -               2
    Depreciation of leased property                                                        1               1
    Unamortized financing fees                                                            11               -
    Other operating expense                                                                6               -
    Deferred income taxes                                                                 12              17
    Unremitted earnings from financial services                                          (57)            (84)
    Dividends from financial services                                                     75              30
    Working capital changes, net                                                         (48)            (35)
    Net assets of discontinued operations                                                  9               -
    Loss from discontinued operations                                                      1               -
    Cumulative effect of accounting change                                                11               2
    Other                                                                                 30               7
                                                                                    ----------      ----------
                                                                                         178              69
                                                                                    ----------      ----------

CASH PROVIDED BY (USED FOR) INVESTMENTS
  Capital expenditures                                                                   (52)           (109)
  Acquisition of Gaylord, net of cash acquired                                          (568)              -
  Other acquisitions and joint ventures                                                  (37)           (134)
  Sale of non-strategic assets and operations                                             33               -
  Other                                                                                   (3)             (7)
                                                                                    ----------      ----------
                                                                                        (627)           (250)
                                                                                    ----------      ----------

CASH PROVIDED BY (USED FOR) FINANCING
  Bridge financing facility                                                              880               -
  Payment of bridge financing facility                                                  (880)              -
  Payment of assumed Gaylord bank debt                                                  (285)              -
  Sale of common stock                                                                   215               -
  Sale of Upper DECS                                                                     345               -
  Sale of Senior Notes                                                                   496               -
  Additions to debt                                                                       30             412
  Payments of debt                                                                      (262)           (201)
  Cash dividends paid to shareholders                                                    (33)            (32)
  Other                                                                                  (21)              1
                                                                                    ----------      ----------
                                                                                         485             180
                                                                                    ----------      ----------
Net increase (decrease) in cash and cash equivalents                                      36              (1)
Cash and cash equivalents at beginning of period                                           3               2
                                                                                    ----------      ----------
Cash and cash equivalents at end of period                                          $     39        $      1
                                                                                    ==========      ==========


See notes to consolidated financial statements.

SUMMARIZED STATEMENTS OF INCOME
FINANCIAL SERVICES GROUP
Unaudited


                                                               Second Quarter                 First Six Months
                                                           ----------------------           --------------------
                                                             2002           2001             2002         2001
                                                           -------        -------           -------      -------
                                                                                 (in millions)
INTEREST INCOME
  Loans receivable and mortgage
   loans held for sale                                     $  142         $  210            $  288       $  443
  Securities and other                                         45             52                87          109
                                                           -------        -------           -------      -------
    Total interest income                                     187            262               375          552
                                                           -------        -------           -------      -------
INTEREST EXPENSE
  Deposits                                                     58            105               123          229
  Borrowed funds                                               38             54                69          119
                                                           -------        -------           -------      -------
    Total interest expense                                     96            159               192          348
                                                           -------        -------           -------      -------
NET INTEREST INCOME                                            91            103               183          204
  Provision for loan losses                                   (15)           (14)              (29)         (31)
                                                           -------        -------           -------      -------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                               76             89               154          173
NONINTEREST INCOME
  Loan origination, marketing and
   servicing fees, net                                         57             30               103           54
  Real estate and other                                        37             51                84          109
                                                           -------        -------           -------      -------
    Total noninterest income                                   94             81               187          163
                                                           -------        -------           -------      -------
NONINTEREST EXPENSE
  Compensation and benefits                                    69             53               142          102
  Real estate and other                                        64             71               128          143
  Severance and asset write-offs                                -              -                 7            -
                                                           -------        -------           -------      -------
    Total noninterest expense                                 133            124               277          245
                                                           -------        -------           -------      -------
INCOME BEFORE TAXES                                            37             46                64           91
  Income taxes                                                 (4)            (4)               (7)          (7)
                                                           -------        -------           -------      -------
INCOME BEFORE ACCOUNTING CHANGE                                33             42                57           84
  Effect of accounting change                                   -              -                 -           (1)
                                                           -------        -------           -------      -------
NET INCOME                                                   $ 33         $   42            $   57       $   83
                                                           =======        =======           =======      =======

See notes to consolidated financial statements.

SUMMARIZED BALANCE SHEETS
FINANCIAL SERVICES GROUP
Unaudited


                                                                            Second
                                                                            Quarter                 Year End
                                                                              2002                    2001
                                                                         --------------           -------------
                                                                                      (in millions)
ASSETS
Cash and cash equivalents                                                $         428            $        587
Mortgage loans held for sale                                                       626                     958
Loans receivable, net of allowance
 for losses of $135 in 2002 and $139 in 2001                                     9,608                   9,847
Securities available-for-sale                                                    2,261                   2,599
Securities held-to-maturity                                                      2,563                     775
Mortgage servicing rights                                                          133                     156
Real estate                                                                        249                     240
Goodwill                                                                           136                     126
Accrued interest and other receivables                                             147                     160
Property and equipment, net                                                        160                     166
Other assets                                                                       129                     124
                                                                         --------------           -------------
  TOTAL ASSETS                                                           $      16,440            $     15,738
                                                                         ==============           =============


LIABILITIES
Deposits                                                                 $       8,438            $      9,030
Federal Home Loan Bank advances                                                  3,022                   3,435
Securities sold under repurchase agreements                                      2,215                   1,107
Other borrowings                                                                   222                     214
Trade date securities                                                              731                       -
Other liabilities                                                                  382                     504
Stock issued by subsidiaries                                                       307                     306
                                                                         --------------           -------------
  TOTAL LIABILITIES                                                             15,317                  14,596
                                                                         --------------           -------------
SHAREHOLDER'S EQUITY                                                             1,123                   1,142
                                                                         --------------           -------------
  TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                             $      16,440            $     15,738
                                                                         ==============           =============




See notes to consolidated financial statements.

SUMMARIZED STATEMENTS OF CASH FLOWS
FINANCIAL SERVICES GROUP
Unaudited


                                                                                                 First Six Months
                                                                                           ----------------------------
                                                                                             2002               2001
                                                                                           ---------          ---------
                                                                                                   (in millions)
CASH PROVIDED BY (USED FOR) OPERATIONS
  Net income                                                                               $     57           $     83
  Adjustments:
    Depreciation                                                                                 12                 11
    Amortization of goodwill                                                                      -                  7
    Depreciation of leased property                                                               5                  5
    Amortization and accretion of financial instruments                                          19                 12
    Provision for loan losses                                                                    29                 31
    Deferred income taxes                                                                        (1)               (12)
    Loans held for sale
       Originations                                                                          (3,750)            (2,667)
       Sales                                                                                  4,082              2,406
    Collections on loans serviced for others, net                                              (159)               196
    Originated mortgage servicing rights                                                        (28)               (40)
    Cumulative effect of accounting change                                                        -                  1
    Other                                                                                        26                 37
                                                                                           ---------          ---------
                                                                                                292                 70
                                                                                           ---------          ---------
CASH PROVIDED BY (USED FOR) INVESTMENTS
  Maturities of securities available-for-sale                                                   420                386
  Purchases of securities available-for-sale                                                    (21)               (46)
  Maturities of securities held-to-maturity                                                      56                  -
  Purchases of securities held-to-maturity                                                   (1,115)                 -
  Loans originated or acquired, net of
    principal collected                                                                         154               (443)
  Capital expenditures                                                                           (5)               (13)
  Acquisitions, net of cash acquired                                                             (6)                 -
  Sales of loans                                                                                  1                390
  Sale of mortgage servicing rights                                                              34                 45
  Other                                                                                          (3)                29
                                                                                           ---------          ---------
                                                                                               (485)               348
                                                                                           ---------          ---------
CASH PROVIDED BY (USED FOR) FINANCING
  Net increase (decrease) in deposits                                                          (592)              (929)
  Securities sold under repurchase agreements and
    short-term borrowings, net                                                                 (309)               483
  Additions to debt                                                                           1,121                 23
  Payments of debt                                                                             (108)               (19)
  Dividends paid to parent company                                                              (75)               (30)
  Other                                                                                          (3)               (17)
                                                                                           ---------          ---------
                                                                                                 34               (489)
                                                                                           ---------          ---------
Net increase (decrease) in cash and cash equivalents                                           (159)               (71)
Cash and cash equivalents at beginning of period                                                587                320
                                                                                           ---------          ---------
Cash and cash equivalents at end of period                                                 $    428                249
                                                                                           =========          =========


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
TEMPLE-INLAND INC. AND SUBSIDIARIES
Unaudited

                                                         Second Quarter                   First Six Months
                                                   -------------------------         ---------------------------
                                                     2002              2001             2002              2001
                                                   -------           -------         --------           --------
                                                              (in millions, except per share amounts)
REVENUES
  Manufacturing                                    $  921            $  719          $ 1,668            $ 1,400
  Financial Services                                  281               343              562                715
                                                   -------           -------         --------           --------
                                                    1,202             1,062            2,230              2,115
                                                   -------           -------         --------           --------

COSTS AND EXPENSES
  Manufacturing                                       885               691            1,610              1,368
  Financial Services                                  244               297              498                624
                                                   -------           -------         --------           --------
                                                    1,129               988            2,108              1,992
                                                   -------           -------         --------           --------
OPERATING INCOME                                       73                74              122                123
  Parent company interest                             (36)              (25)             (61)               (53)
  Other income (expense), net                         (11)                -              (11)
                                                   -------           -------         --------           --------
INCOME BEFORE TAXES                                    26                49               50                 70
  Income taxes                                        (10)              (20)             (19)               (29)
                                                   -------           -------         --------           --------
INCOME FROM CONTINUING OPERATIONS                      16                29               31                 41
  Discontinued operations                              (1)                -               (1)                 -
                                                   -------           -------         --------           --------
INCOME BEFORE ACCOUNTING CHANGE                        15                29               30                 41
  Effect of accounting change                           -                 -              (11)                (2)
                                                   -------           -------         --------           --------
NET INCOME                                         $   15            $   29          $    19            $    39
                                                   =======           =======         ========           ========

EARNINGS PER SHARE
  Basic:
    Income from continuing
      operations                                   $ 0.31            $ 0.58          $  0.61            $  0.82
    Discontinued operations                         (0.02)                -            (0.02)                 -
    Effect of accounting change                         -                 -            (0.22)             (0.04)
                                                   -------           -------         --------           --------
    Net income                                     $ 0.29            $ 0.58          $  0.37            $  0.78
                                                   =======           =======         ========           ========

  Diluted:
    Income from continuing
      operations                                   $ 0.31            $ 0.58          $  0.61            $  0.82
    Discontinued operations                         (0.02)                -            (0.02)                 -
    Effect of accounting change                         -                 -            (0.22)             (0.04)
                                                   -------           -------         --------           --------
    Net income                                     $ 0.29            $ 0.58          $  0.37            $  0.78
                                                   =======           =======         ========           ========

DIVIDENDS PAID PER SHARE OF
 COMMON STOCK                                      $ 0.32            $ 0.32          $  0.64            $  0.64
                                                   =======           =======         ========           ========


See notes to consolidated financial statements.

CONSOLIDATING BALANCE SHEETS
TEMPLE-INLAND INC. AND SUBSIDIARIES
Second Quarter 2002
Unaudited


                                                                                   Parent           Financial
                                                                                   Company           Services      Consolidated
                                                                                   -------          ---------      ------------
                                                                                                (in millions)
ASSETS
  Cash and cash equivalents                                                        $    39          $     428        $   467
  Mortgage loans held for sale                                                           -                626            626
  Loans receivable, net                                                                  -              9,608          9,608
  Securities available-for-sale                                                          -              2,261          2,261
  Securities held-to-maturity                                                            -              2,563          2,563
  Trade receivables                                                                    406                  -            406
  Inventories                                                                          332                  -            332
  Property and equipment                                                             2,660                160          2,820
  Goodwill                                                                             162                136            298
  Assets of discontinued operations                                                     88                  -             88
  Other assets                                                                         323                658            936
  Investment in Financial Services                                                   1,123                  -             -
                                                                                   -------          ---------        --------
    TOTAL ASSETS                                                                   $ 5,133          $  16,440        $20,405
                                                                                   =======          =========        ========

LIABILITIES
  Deposits                                                                         $     -          $   8,438        $ 8,438
  Securities sold under repurchase agreements                                            -              2,215          2,215
  Federal Home Loan Bank advances                                                        -              3,022          3,022
  Trade date securities                                                                  -                731            731
  Other liabilities                                                                    608                382            954
  Long-term debt                                                                     2,009                222          2,231
  Deferred income taxes                                                                303                  -            294
  Postretirement benefits                                                              145                  -            145
  Stock issued by subsidiaries                                                           -                307            307
                                                                                   -------          ---------        --------
    TOTAL LIABILITIES                                                              $ 3,065          $  15,317        $18,337
                                                                                   -------          ---------        --------

SHAREHOLDERS' EQUITY
  Preferred stock - par value $1 per share: authorized
    25,000,000 shares; none issued                                                                                         -
  Common stock - par value $1 per share; authorized
    200,000,000 shares; issued 61,389,552 shares
    including shares held in the treasury                                                                                 61
  Additional paid-in capital                                                                                             367
  Accumulated other comprehensive income (loss)                                                                           (8)
  Retained earnings                                                                                                    2,000
                                                                                                                     --------
                                                                                                                       2,420
  Cost of shares held in the treasury: 7,762,451 shares                                                                 (352)
                                                                                                                    ---------
    TOTAL SHAREHOLDERS' EQUITY                                                                                         2,068
                                                                                                                     --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                                           $20,405
                                                                                                                     ========


See the notes to the consolidated financial statements.

CONSOLIDATING BALANCE SHEETS
TEMPLE-INLAND INC. AND SUBSIDIARIES
Year End 2001


                                                                                  Parent        Financial
                                                                                  Company        Services      Consolidated
                                                                                  -------       ---------      ------------
                                                                                              (in millions)
ASSETS
  Cash and cash equivalents                                                       $    3        $    587         $   590
  Mortgage loans held for sale                                                         -             958             958
  Loans receivable, net                                                                -           9,847           9,847
  Securities available-for-sale                                                        -           2,599           2,599
  Securities held-to-maturity                                                          -             775             775
  Trade receivables                                                                  288               -             288
  Inventories                                                                        258               -             258
  Property and equipment                                                           2,085             166           2,251
  Goodwill                                                                            62             126             188
  Other assets                                                                       283             680             933
  Investment in Financial Services                                                 1,142               -               -
                                                                                  -------       ---------        --------
    TOTAL ASSETS                                                                  $4,121        $ 15,738         $18,687
                                                                                  =======       =========        ========

LIABILITIES
  Deposits                                                                        $    -        $  9,030         $ 9,030
  Federal Home Loan Bank advances                                                      -           3,435           3,435
  Securities sold under repurchase agreements                                          -           1,107           1,107
  Other liabilities                                                                  434             504             914
  Long-term debt                                                                   1,339             214           1,553
  Deferred income taxes                                                              310               -             304
  Postretirement benefits                                                            142               -             142
  Stock issued by subsidiaries                                                         -             306             306
                                                                                  -------       ---------        --------
      TOTAL LIABILITIES                                                           $2,225        $  14,596        $16,791
                                                                                  -------       ---------        --------

SHAREHOLDERS' EQUITY
  Preferred stock - par value $1 per share: authorized
    25,000,000 shares; none issued                                                                                     -
  Common stock - par value $1 per share; authorized
    200,000,000 shares; issued 61,389,552 shares
    including shares held in the treasury                                                                             61
  Additional paid-in capital                                                                                         367
  Accumulated other comprehensive income (loss)                                                                       (1)
  Retained earnings                                                                                                2,014
                                                                                                                 --------
                                                                                                                   2,441
  Cost of shares held in the treasury: 12,030,402 shares                                                            (545)
                                                                                                                 --------
    TOTAL SHAREHOLDERS' EQUITY                                                                                     1,896
                                                                                                                 --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                                       $18,687
                                                                                                                 ========


See the notes to the consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
TEMPLE-INLAND INC. AND SUBSIDIARIES
Unaudited


                                                                                             First Six Months
                                                                                     -------------------------------
                                                                                        2002                  2001
                                                                                     ---------              --------
                                                                                              (in millions)
CASH PROVIDED (USED FOR) OPERATIONS
  Net income                                                                          $    19               $    39
  Adjustments:
    Depreciation and depletion                                                            120                   101
    Provision for loan losses                                                              29                    31
    Amortization of goodwill                                                                -                     9
    Depreciation of leased property                                                         6                     6
    Deferred income taxes                                                                  11                     5
    Deferred financing fees                                                                11                     -
    Amortization and accretion of financial instruments                                    19                    12
    Loans held for sale
      Originations                                                                     (3,750)               (2,667)
      Sales                                                                             4,082                 2,406
    Working capital changes, net                                                          (42)                  (35)
    Collections on loans serviced for others, net                                        (159)                  196
    Originated mortgage servicing rights                                                  (28)                  (40)
    Net assets of discontinued operations                                                   9                     -
    Loss from discontinued operations                                                       1                     -
    Cumulative effect of accounting change                                                 11                     2
    Other                                                                                  56                    44
                                                                                     ---------              --------
                                                                                          395                   109
                                                                                     ---------              --------
CASH PROVIDED BY (USED FOR) INVESTMENTS
  Capital expenditures for property and equipment                                         (57)                 (122)
  Maturities of securities available-for-sale                                             420                   386
  Maturities and redemptions of securities held-to-
    maturity                                                                               56                     -
  Purchases of securities held-to-maturity                                             (1,115)                    -
  Purchases of securities available-for-sale                                              (21)                  (46)
  Loans originated or acquired, net of
    principal collected                                                                   154                  (443)
  Acquisitions, net of cash acquired                                                     (611)                 (134)
  Sales of loans                                                                            1                   390
  Sale of servicing rights                                                                 34                    45
  Other                                                                                    27                    22
                                                                                     ---------              --------
                                                                                       (1,112)                   98
                                                                                     ---------              --------
CASH PROVIDED BY (USED FOR) FINANCING
  Net increase (decrease) in deposits                                                    (592)                 (929)
  Bridge financing facility                                                               880                     -
  Payment of Bridge financing facility                                                   (880)                    -
  Payment of assumed Gaylord bank debt                                                   (285)                    -
  Sale of common stock, Upper DECS and Senior Notes                                     1,056                     -
  Additions to debt                                                                     1,151                   435
  Payments of debt                                                                       (370)                 (220)
  Securities sold under repurchase agreements and
    short-term borrowings, net                                                           (309)                  483
  Cash dividends paid to shareholders                                                     (33)                  (32)
  Other                                                                                   (24)                  (16)
                                                                                     ---------              --------
                                                                                          594                  (279)
                                                                                     ---------              --------
Net increase (decrease) in cash and cash equivalents                                     (123)                  (72)
Cash and cash equivalents at beginning of period                                          590                   322
                                                                                     ---------              --------
Cash and cash equivalents at end of period                                            $   467               $   250
                                                                                     =========              ========


See the notes to the consolidated financial statements.

                       TEMPLE-INLAND INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Therefore, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal accruals and the acquisition related accruals described in Note F) considered necessary for a fair presentation have been included. Interim operating results are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the financial statements and footnotes included in the Annual Report on Form 10-K of Temple-Inland Inc. (the "company") for the fiscal year ended December 29, 2001.

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

The Parent Company (Temple-Inland Inc.) summarized financial statements include the accounts of the company and its manufacturing subsidiaries (the parent company). The net assets invested in the Financial Services Group are reflected in the summarized financial statements on the equity basis. Related earnings, however, are presented before tax to be consistent with the consolidated financial statements. These financial statements should be read in conjunction with the Temple-Inland Inc. consolidated financial statements and the Temple-Inland Financial Services summarized financial statements.

All material intercompany amounts and transactions have been eliminated. Certain amounts have been reclassified to conform to current year's classifications.

NOTE B - EARNINGS PER SHARE

Denominators used in computing earnings per share are as follows:


                                                           SECOND QUARTER                   FIRST SIX MONTHS
                                                     --------------------------       ---------------------------
                                                        2002            2001             2002             2001
                                                     ----------      ----------       ----------       ----------
                                                                            (IN MILLIONS)
DENOMINATOR FOR BASIC EARNINGS PER
 SHARE:
  WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING                                          52.3            49.3             50.9             49.3
DILUTIVE EFFECT OF:
  EQUITY PURCHASE CONTRACTS                                -               -                -                -
  STOCK OPTIONS                                           .1               -               .1                -
                                                     ----------      ----------       ----------       ----------
DENOMINATOR FOR DILUTED EARNINGS
 PER SHARE                                              52.4            49.3             51.0             49.3
                                                     ==========      ==========       ==========       ==========

NOTE C - COMPREHENSIVE INCOME

Comprehensive income consists of:


                                                           SECOND QUARTER                   FIRST SIX MONTHS
                                                     --------------------------       ---------------------------
                                                        2002            2001             2002             2001
                                                     ----------      ----------       ----------       ----------
                                                                            (IN MILLIONS)
NET INCOME                                             $  15           $  29            $  19            $  39
OTHER COMPREHENSIVE INCOME, NET OF
  INCOME TAXES:
 EFFECT OF ADOPTING SFAS NO. 133 -
   UNREALIZED LOSSES ON HELD-TO-
    MATURITY SECURITIES RE-DESIGNATED
    AS AVAILABLE-FOR-SALE SECURITIES                       -               -                -              (16)
   UNREALIZED LOSSES ON DERIVATIVE
    INSTRUMENTS CLASSIFIED AS CASH
    FLOW HEDGES                                            -               -                -               (4)
                                                     ----------      ----------       ----------       ----------
                                                           -               -                -              (20)
 UNREALIZED GAINS (LOSSES) ON:
   AVAILABLE-FOR-SALE SECURITIES                          (1)             (6)              (1)              27
   DERIVATIVE INSTRUMENTS                                 (1)             (1)               -                -
   CURRENCY TRANSLATION ADJUSTMENTS                       (7)              2               (6)               2
                                                     ----------      ----------       ----------       ----------
OTHER COMPREHENSIVE INCOME                                (9)             (5)              (7)               9
                                                     ----------      ----------       ----------       ----------
COMPREHENSIVE INCOME                                   $   6           $  24            $  12               48
                                                     ==========      ==========       ==========       ==========

NOTE D - SEGMENT INFORMATION

The company has three reportable segments: Paper, Building Products and Financial Services.


-----------------------------------------------------------------------------------------------------------------------------------
FOR THE SECOND QUARTER 2002                                      BUILDING          FINANCIAL         CORPORATE
---------------------------                         PAPER        PRODUCTS          SERVICES          AND OTHER           TOTAL
(IN MILLIONS)                                      -------       --------          ---------         ---------          --------
REVENUES FROM EXTERNAL                             $  703        $  218            $   281            $    -            $ 1,202
   CUSTOMERS
DEPRECIATION, DEPLETION AND
   AMORTIZATION                                        42            16                  7                 1                 66
OPERATING INCOME                                       29            21                 37               (14)(a)             73
FINANCIAL SERVICES, NET
   INTEREST INCOME                                      -             -                 91                 -                 91
                                                   -------       --------          ---------         ---------           --------
FOR THE FIRST SIX MONTHS 2002 OR
AT SECOND QUARTER END 2002
--------------------------------

REVENUES FROM EXTERNAL CUSTOMERS                   $1,260        $  408            $   562            $    -            $ 2,230
DEPRECIATION DEPLETION AND
  AMORTIZATION                                         77            30                 17                 2                126
OPERATING INCOME                                       51            31                 71               (31)(b)            122
FINANCIAL SERVICES, NET
  INTEREST INCOME                                       -             -                183                 -                183
TOTAL ASSETS                                        2,692         1,200             16,440                73             20,405
GOODWILL                                              162             -                136                 -                298
                                                   -------       --------          ---------         ---------           --------
FOR THE SECOND QUARTER 2001
---------------------------

REVENUES FROM EXTERNAL
   CUSTOMERS                                       $  529        $  190            $   343            $    -            $ 1,062
DEPRECIATION, DEPLETION AND
   AMORTIZATION                                        31            15                 13                 2                 61
OPERATING INCOME                                       28             9                 46                (9)                74
FINANCIAL SERVICES, NET
   INTEREST INCOME                                      -             -                103                 -                103
                                                   -------       --------          ---------         ---------          --------
FOR THE FIRST SIX MONTHS 2001 OR
AT SECOND QUARTER END 2001
--------------------------------

REVENUES FROM EXTERNAL
   CUSTOMERS                                       $1,041        $  359            $   715            $    -            $ 2,115
DEPRECIATION, DEPLETION AND
   AMORTIZATION                                        59            31                 23                 3                116
OPERATING INCOME                                       49             -                 91               (17)               123
FINANCIAL SERVICES, NET
   INTEREST INCOME                                      -             -                204                 -                204
TOTAL ASSETS                                        1,779         1,215             15,138                32             18,164
GOODWILL                                               54             -                118                 -                172
                                                   -------       --------          ---------         ---------          --------

a. INCLUDES CHARGE OF $6 MILLION RELATED TO THE REPURCHASE OF NOTES SOLD WITH RECOURSE, ALL OF WHICH APPLIES TO THE PAPER GROUP.

b. INCLUDES OTHER EXPENSE OF $13 MILLION, OF WHICH $7 MILLION IS RELATED TO SEVERANCE AND WRITE-OFF OF TECHNOLOGY INVESTMENTS, WHICH APPLIES TO THE FINANCIAL SERVICES GROUP, AND $6 MILLION RELATED TO THE REPURCHASE OF NOTES SOLD WITH RECOURSE, WHICH APPLIES TO THE PAPER GROUP.

NOTE E - CONTINGENCIES


As previously disclosed, Gaylord Container Corporation and Gaylord Chemical Corporation entered into a settlement agreement with respect to all claims arising out of an October 23, 1995 rail tank car explosion in Bogalusa, Louisiana. The settlement agreement was extended during the second quarter 2002, and a hearing for preliminary approval of the settlement is expected to be scheduled by year-end 2002.

The paper group has collected all amounts due to it under its power purchase contract with Southern California Edison. The parties, however, remain in litigation concerning, among other things, termination of their contract and the rights of the paper group to sell its excess generating capacity to third parties.

There are also pending against the company and its subsidiaries lawsuits, claims and environmental matters arising in the regular course of business. In addition, the Internal Revenue Service is currently examining the company's consolidated income tax returns for the years 1993 through 1996.

All litigation has an element of uncertainty and the final outcome of any legal proceeding cannot be predicted with any degree of certainty. With these limitations in mind, management believes recoveries and claims, if any, by plaintiffs or claimants resulting from the foregoing litigation will not have a material adverse effect on the company's operations or financial position.


NOTE F - ACQUISITIONS

On February 28, 2002, the company completed tender offers for Gaylord Container Corporation's common stock and senior and senior subordinated notes. On April 5, 2002, the company acquired the remainder of Gaylord's outstanding common stock. The results of Gaylord's operations have been included in the company's income statement since the beginning of March 2002. The cash purchase price to acquire Gaylord was $597 million including $44 million in termination and change in control payments and $16 million in advisory and professional fees. Proceeds from a $900 million Credit Agreement (the bridge financing facility) were used to fund the cash purchase and to pay off the assumed bank debt of $285 million. The company paid $12 million in fees to the lending institutions for this facility, which was funded from the bridge financing facility. The bridge financing facility was repaid during May 2002 using proceeds from sales of the company's securities described in Note H.

The purchase price will be allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The allocation of the purchase price will be based upon independent appraisals and other valuations and will reflect finalized management intentions. It is expected that the final allocations will be completed by year-end 2002. The final allocations will probably differ from those currently assumed. Changes, if any, to the fair value of property and equipment will impact the amount of depreciation to be reported. Goodwill from this acquisition is allocated to the paper group. It is anticipated that all of the goodwill will be deductible for income tax purposes.

The company has announced its intentions to close, by the end of the third quarter 2002, the Antioch, California recycle linerboard mill obtained in the acquisition of Gaylord. During second quarter 2002, the company established accruals for the estimated costs to be incurred in connection with this closure. The allocation of the purchase price includes these accruals, aggregating $30 million, which consists of $3 million for involuntary employee terminations, $7 million for contract termination penalties, $8 million for environmental compliance and $12 million for demolition. It is expected that any differences between these estimates and the ultimate amount incurred will be reflected as an adjustment of goodwill. As a result, these costs will not affect current operating income.

The preliminary allocation of the purchase price was updated during second quarter 2002 to reflect current appraisal information and the Antioch mill closure accruals. As a result, adjustments were made to reduce goodwill $153 million and increase the acquired assets and liabilities, including property and equipment, $179 million, accrued current liabilities, $58 million, and long-term assets, $19 million. The increase in property and equipment resulted in a $2 million increase in depreciation expense for second quarter 2002.

During March 2002, the company acquired a box plant in Puerto Rico for $10 million cash. During May 2002, the company acquired the two converting operations of Mack Packaging Group, Inc. for $24 million including $20 million cash and $4 million related to the present value of a minimum earn out arrangement. The purchase prices were allocated to the acquired assets and liabilities based on their fair values with $2 million assigned to goodwill, all of which is allocated to the paper group.

The following unaudited pro forma information assumes these three acquisitions and related financing occurred at the beginning of 2002 and 2001 (in millions except per share):


                                                          Three Months Ended June           Six Months Ended June
                                                          -----------------------         -------------------------
                                                           2002             2001           2002              2001
                                                          ------           ------         -------           -------
Parent company revenues                                   $ 927            $ 940          $1,811            $1,833
Income from continuing
  operations                                                 13               29              19                39


Per diluted share
 Income from continuing
   operations                                             $0.25            $0.55          $ 0.37             $0.73

Adjustments made to derive this pro forma information include those related to the effects of the purchase price allocations described above, the reclassification of the discontinued operations described in Note G, and the effects of financing transactions described in Note H. The pro forma information does not reflect the effects of planned capacity rationalization, cost savings or other synergies that may be realized. These pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been completed on those dates and are not intended to be indicative of future results.

During February 2002, the financial services group acquired an insurance agency for $6 million cash and a potential earn-out payment of $2 million based on revenue growth. The purchase price was allocated to acquired assets and liabilities based on their fair values with $4 million allocated to goodwill. Pro forma results of operations assuming this acquisition took place at the beginning of 2002 would not be materially different from those reported.

NOTE G - DISCONTINUED OPERATIONS

The company intends to sell over the next year several non-strategic assets and operations obtained in the Gaylord acquisition including the multi-wall bag business, the kraft paper mill and the chemical business. The retail bag business was sold during May 2002. These assets and liabilities, primarily working capital and property and equipment, have been adjusted to their estimated realizable values and are identified in the balance sheet as discontinued operations. Through first quarter 2003, differences between estimated net realizable value and their actual value will be reflected as an adjustment to goodwill. The operating results and cash flows of these operations are classified as discontinued operations and are excluded from income from continuing operations and business segment information for the paper group.

At second quarter-end 2002, the carrying value of discontinued operations includes $63 million of property and equipment and a small amount of working capital. Revenues from discontinued operations for second quarter 2002 and first six months 2002 were $48 million and $69 million. Operating losses from discontinued operations for second quarter 2002 and for first six months 2002 were $1 million each.


NOTE H - FINANCING TRANSACTIONS

During May 2002, the company issued 4.1 million shares of common stock at $52 per share, $345 million of Upper DECS and $500 million of 7.875% Senior Notes due 2012. Total proceeds from these offerings were $1,060 million, before expenses of $28 million. The net proceeds from these offerings were used to repay the bridge financing facility and other borrowings. As a result of the early repayment of these borrowings, approximately $11 million of unamortized debt financing fees was charged to other expense.

The Upper DECS consist of contracts to purchase common stock and $345 million of 6.42% senior notes due in 2007. The interest rate on the Upper DECS senior notes will be reset during February 2005. The purchase contracts represent an obligation to purchase, for an aggregate of $345 million, shares of common stock based on a settlement rate, which is subject to anti-dilution adjustments. The number of shares to be purchased will range from 5.438 million shares to 6.634 million shares. The shares can be purchased at any time through May 2005. If the purchase contracts had been settled at second quarter-end 2002, the settlement rate would have resulted in the issuance of 6.153 million shares of common stock. The purchase contracts also provide for contract adjustment payments at an annual rate of 1.08 percent. The present value of these contract adjustment payments was recorded as a liability at the time the Upper DECS were sold.

The $500 million of 7.875% senior notes due 2012 were sold at 99.289 percent of par. The notes bear interest at an effective rate of 7.98 percent.


NOTE I - OTHER OPERATING EXPENSES

Other operating expense for the second quarter 2002 includes a $6 million charge related to promissory notes previously sold with recourse. In connection with the 1998 sale of the company's Argentine box plant, the company received $11 million in promissory notes repayable in U.S. dollars, which were subsequently sold with recourse to a financial institution. During May 2002, the borrower notified the financial institution that Argentine legislation enacted as a result of that country's currency crisis requires the borrower to repay these promissory notes in Argentine pesos at a specified exchange rate, which is less favorable to the company than the current exchange rate. During June 2002, the company purchased these notes from the financial institution at their unpaid principal balance of $6 million. Based on current exchange rates these notes and related prepaid interest totaling $7 million have a U.S. dollar value of $1 million. The difference of $6 million was charged to other operating expense.


NOTE J - ACCOUNTING PRONOUNCEMENTS

Goodwill

Beginning January 2002, the company adopted Statement of Financial Accounting Standards (FAS) No. 142, Goodwill and Other Intangible Assets. Under this statement, amortization of goodwill and other indefinitely lived intangible assets is precluded but is periodically measured for impairment.

The cumulative effect of adopting this statement was to reduce first six months 2002 net income by $11 million, or $0.22 per diluted share, for an $18 million goodwill impairment associated with the Paper Group's pre-2001 specialty packaging acquisitions. Under this statement, impairment is measured based upon the present value of future operating cash flows while under the prior methodology impairment was measured based upon undiscounted future cash flows.

At second quarter-end 2002, the company has $298 million of indefinitely lived intangible assets, which are not subject to amortization, including $292 million of goodwill and $6 million of trademarks. Based upon the most recent preliminary allocation of the Gaylord purchase price, the company has now assigned $117 million to goodwill. The actual allocations will probably differ from those assumed and could give rise to intangible assets with finite or indefinite useful lives other than goodwill. Any intangible assets with finite useful lives will be amortized. At second quarter-end 2002, the company has $12 million of core deposit intangible assets, which are being amortized at the rate of $2 million per year.

The effects of not amortizing goodwill and trademarks in periods prior to the adoption of this statement follows (in millions, except per share):

                                                               Second Quarter                First Six Months
                                                          -----------------------         ----------------------
                                                           2002             2001           2002            2001
                                                          ------           ------         ------          ------
Income from continuing
  operations
   As reported                                            $  16            $  29          $  31           $  41
   Goodwill and trademark
     amortization, net of tax                                 -                2              -               4
                                                          ------           ------         ------          ------
   As adjusted                                            $  16            $  31          $  31           $  45
                                                          ======           ======         ======          ======

Per diluted share
   As reported                                            $0.31            $0.58          $0.61           $0.82
   Goodwill and trademark
     amortization, net of tax                                 -             0.04              -            0.08
                                                          ------           ------         ------          ------
   As adjusted                                            $0.31            $0.62          $0.61           $0.90
                                                          ======           ======         ======          ======


Impairment or Disposal of Long-Lived Assets

Beginning first quarter 2002, the company adopted FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The effect on earnings or financial position of adopting this statement is not material.

Rescission of FAS No. 4

Beginning second quarter 2002, the company adopted FAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections. The principal effect of adopting this statement was that the charge-off of the unamortized debt financing fees commensurate with the early repayment of the bridge financing facility and other borrowings was not classified as an extraordinary item in the determination of income from continuing operations.

Accounting for Stock Options

Beginning with options granted in first quarter 2003, the company will adopt the fair value based method of accounting for employee stock options as set forth in FAS No. 123, Accounting for Stock Based Compensation. Under this method, the fair value of options granted is charged to expense over the option vesting period. If options are granted in 2003 at a similar level with 2002, the expected effect on earnings or financial position of adopting this method would not be material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Temple-Inland manages its operations through three business segments: paper, building products and financial services. Each of these business segments is affected by the factors of supply and demand and changes in domestic and global economic conditions, aspects of which have varying degrees of impact on the business segments. As used herein the term "parent company" refers to the financial statements of Temple-Inland and its manufacturing business segments, paper and building products, with financial services reflected on the equity method.

         Temple-Inland acquired effective control of Gaylord Container Corporation and began consolidating the results of Gaylord at the beginning of March 2002. Temple-Inland also acquired a box plant in Puerto Rico during March 2002 and certain assets of Mack Packaging Group, Inc. during May 2002. Also during May 2002, Temple-Inland sold 4.1 million shares of common stock, $345 million of Upper DECS and $500 million of Senior Notes. These transactions significantly increased the assets and operations of Temple-Inland and its paper group and changed the capital structure of Temple-Inland. As a result, second quarter 2002 financial information is not readily comparable to prior periods.

         A summary of the results of operations by business segment follows.

                                                             Second Quarter                       First Six Months
                                                        ------------------------            ---------------------------
                                                         2002             2001               2002                2001
                                                        -------          -------            -------            --------
                                                                   (in millions, except per share amounts)
Revenues
Paper                                                   $  703           $  529             $1,260             $ 1,041
Building Products                                          218              190                408                 359
Financial Services                                         281              343                562                 715
                                                        -------          -------            -------            --------
   Total revenues                                       $1,202           $1,062             $2,230             $ 2,115
                                                        =======          =======            =======            ========
Income
Paper                                                   $   29           $   28             $   51             $    49
Building Products                                           21                9                 31                   -
Financial Services                                          37               46                 71                  91
                                                        -------          -------            -------            --------
   Segment operating income                                 87               83                153                 140
Corporate and other                                         (8)              (9)               (18)                (17)
Other income (expense)                                     (17)               -                (24)                  -
Parent company interest                                    (36)             (25)               (61)                (53)
                                                        -------          -------            -------            --------
   Income from continuing
     operations before taxes                                26               49                 50                  70
Income taxes                                               (10)             (20)               (19)                (29)
                                                        -------          -------            -------            --------
   Income from continuing
     operations                                             16               29                 31                  41
Discontinued operations                                     (1)               -                 (1)                  -
Effect of accounting change                                  -                -                (11)                 (2)
                                                        -------          -------            -------            --------
   Net income                                           $   15           $   29             $   19             $    39
                                                        =======          =======            =======            ========

Per diluted share
Income from continuing operations                       $ 0.31           $ 0.58             $ 0.61             $  0.82
Discontinued operations                                  (0.02)               -              (0.02)                  -
Effect of accounting change                                  -                -              (0.22)              (0.04)
                                                        -------          -------            -------            --------
Net income                                              $ 0.29           $ 0.58             $ 0.37             $  0.78
                                                        =======          =======            =======            ========

Average diluted shares outstanding                        52.4             49.3               51.0                49.3
                                                        =======          =======            =======            ========

     Unless otherwise noted, increases or decreases refer to second quarter 2002 amounts compared with second quarter 2001 amounts and first six months 2002 amounts compared with first six months 2001 amounts. Second quarter and first six months 2001 amounts have been reclassified to conform to current year classifications.

FOR THE QUARTER ENDED JUNE 2002

PAPER
         Operating income was $29 million, up $1 million. The benefits from the inclusion of the acquired operations and lower energy prices were essentially offset by the effects of the weak economy on corrugated container and linerboard pricing and shipments and an increase in the cost of old corrugated containers
(OCC).

         Revenues were $703 million, up 33 percent. This increase was primarily due to the inclusion of the acquired operations, offset in part by decreased prices and shipments. Adjusted to include the acquired operations, average corrugated container prices were down 6 percent and shipments were down 2 percent. Corrugated container prices and shipments were adversely affected by the weak economy. Adjusted to include the acquired operations, average linerboard prices were down 11 percent and shipments were up 4 percent. Linerboard markets continue to be adversely effected by the weak economy and increased offshore capacity.

         Revenues were up 26 percent compared with first quarter 2002 primarily due to the inclusion of the acquired operations, offset in part by a decrease in prices and shipments. Adjusted to include the acquired operations, average corrugated container prices were down 2 percent and shipments were up 4 percent. Adjusted to include the acquired operations, linerboard prices were up 2 percent and shipments were up 2 percent. A $30 per ton increase in linerboard prices was implemented in June and a box price increase in the range of 10 percent is currently being implemented. These price increases should offset a portion of the increase in OCC costs described below.

         Costs, which include production, distribution and administrative costs and expenses were $674 million, up 35 percent primarily due to the inclusion of the acquired operations. Other factors increasing cost included higher OCC costs, up $8 million, and higher pension costs, up $4 million. In addition, depreciation expense was up $2 million resulting from the write-up of the acquired property and equipment to fair values. Factors decreasing costs included lower energy costs, down $10 million, less goodwill amortization, down $1 million, and lower expenses associated with the specialty packaging operations. The cost of OCC, which accounts for 41 percent of the paper group's current fiber requirements, rose throughout second quarter 2002. Average OCC prices were $102 per ton in second quarter 2002, $67 per ton in second quarter 2001 and $68 per ton in first quarter 2002. OCC prices were up $40 per ton in July compared with second quarter 2002 but began to decline in August. Energy costs peaked during first half 2001 and began to decline during the remainder of 2001 reaching more normalized levels by year-end 2001 and continuing at these levels through second quarter 2002.

         The mills operated at 89 percent of rated capacity. Mill production was 863,000 tons, down 2,000 tons compared with second quarter 2001 mill production, adjusted to include the acquired operations. Of the mill production, 84 percent was used by the corrugated packaging operations; the remainder was sold in the domestic and export markets. Production was curtailed by 108,000 tons due to market, maintenance and operational reasons compared with second quarter 2001 curtailments of 115,000 tons and first quarter 2002 curtailments of 163,000 tons. The paper group may curtail more production in future quarters for these reasons.

         Although demand for lightweight gypsum facing paper has improved somewhat compared with first quarter 2002, market conditions continue to be weak. As a result, the paper group's Premier Boxboard Limited LLC joint venture continues to produce some corrugating medium, of which the paper group purchased 45,000 tons during the quarter. It is uncertain when market conditions for lightweight gypsum facing paper will improve to levels that eliminate the venture's need to produce corrugating medium.

         The paper group announced its intentions to permanently close the 425,000 ton per year capacity recycled linerboard mill in Antioch, California and three small paper machines aggregating 170,000 tons per year capacity at the Bogalusa, Louisiana mill. It is anticipated that the Antioch mill will be closed by third quarter-end 2002. During second quarter 2002, the paper group established accruals for the estimated costs to be incurred in connection with the Antioch closure. These accruals aggregate $30 million, which consists of $3 million for the involuntary terminations of the work force, $7 million for contract terminations, $8 million for environmental compliance and $12 million for demolition and clean up. This accrual is recognized as a liability incurred in connection with the acquisition of Gaylord and is included in the allocation of the purchase price resulting in an increase in goodwill. As a result, these costs will not affect current operating income. It is anticipated that the majority of these costs will be incurred and paid within the next year and a half. The carrying value of the Antioch mill's land and equipment has been adjusted to estimated realizable values. Two of the paper machines in the Bogalusa mill were permanently closed during second quarter 2002. The third paper machine will be closed during fourth quarter 2002. There are no significant costs anticipated in connection with the closure of these three paper machines. As a result of these closures, the paper group's annual linerboard and medium mill capacity will be approximately 3,290,000 tons, of which approximately 67 percent will be dependent on virgin fiber and approximately 33 percent will be dependent on recycled raw materials.

         The paper group intends to sell the multi-wall bag business, kraft paper mill and chemical business obtained in the acquisition of Gaylord. The operating results and cash flows of these operations are classified as discontinued operations and are excluded from business segment operating income. To date, the paper group has disposed of several non-strategic assets obtained in the Gaylord acquisition, including the retail bag business, which was sold during May 2002. Of the dispositions to date, proceeds total $59 million and are currently expected to be collected by year-end 2002.

         During second quarter 2002, the paper group terminated 85 employees of Gaylord's corporate staff. It is anticipated that this action will reduce costs by approximately $3 million during third quarter 2002.

BUILDING PRODUCTS

         Operating income was $21 million, up $12 million. Significant improvements in gypsum pricing and shipments and improvements at the company-owned MDF facilities were partially offset by declines in particleboard operations. Operating income continued to benefit from the ongoing initiatives to sell high-value lands.

         Building products' revenues were $218 million, up 15 percent. Average prices for lumber were down 11 percent and particleboard prices were down 14 percent. Average prices for MDF were up 2 percent and gypsum prices were up 64 percent. Shipments for all products were up with lumber shipments up 17 percent, particleboard up 19 percent, MDF up 13 percent and gypsum up 8 percent. The ongoing initiative to sell high-value land contributed $5 million in operating income for the quarter, up $2 million.

         Compared with first quarter 2002, revenues were up 15 percent. Average prices for lumber were up 6 percent, MDF prices were up 2 percent and gypsum prices were up 6 percent. Average prices for particleboard were down 1 percent. Shipments for all products except gypsum, which was down 4 percent, were up with lumber up 21 percent, particleboard up 9 percent and MDF up 27 percent. Industry over-capacity continues to hamper product pricing and volumes. The contribution to operating income of sales of high-value lands was down $3 million.

         Costs, which include production, distribution and administrative costs, were $197 million, up 9 percent. Increased production volume and higher pension costs, up $1 million, offset lower energy costs, down $1 million. Energy costs peaked during first half of 2001 and began to decline during the remainder of 2001 reaching more normalized levels by year-end 2001 and continuing at these levels through first quarter 2002. Compared with first quarter 2002, costs were up 9 percent due to higher production volumes offset by lower energy cost.

         Although demand for most products improved throughout the quarter, production in the various product lines was curtailed to varying degrees during second quarter 2002 to match customer demand. Production in the various product lines averaged from a low of 74 percent to a high of 98 percent of capacity. The building products group's joint venture operations also experienced production curtailments during second quarter 2002. The building products group and its joint venture operations may curtail more production in future quarters for this reason.

         The building products group improved operations and production costs at its owned MDF facilities. However, the Del-Tin Fiber LLC MDF joint venture in El Dorado, Arkansas continues to experience production and cost issues. Deltic Timber Corporation, the partner in this venture, announced its intentions to evaluate strategic alternatives for its one-half interest in the venture. It is uncertain what effects this will have on the joint venture or its operations. The building products group has $13 million invested in this venture and has agreed to provide $38 million of venture production support obligations.

FINANCIAL SERVICES

OPERATIONS

         Operating income was $37 million, down $9 million. The decrease in net interest income resulting from tighter net interest spreads was partially offset by an increase in noninterest expense. Revenues, consisting of interest and noninterest income, were $281 million, down 18 percent. The reduction in revenues was primarily a result of lower interest income due to declines in average loans outstanding and interest rates.

         Changes in operating income are discussed below.

     (in millions)                                               Second Quarter
                                                         ------------------------------
                                                           2002                  2001
                                                         --------             ---------
     Net interest income                                 $    91              $    103
     Provision for loan losses                               (15)                  (14)
     Noninterest income                                       94                    81
     Noninterest expense                                    (133)                 (124)
                                                         --------             ---------
     Operating income                                    $    37              $     46
                                                         ========             =========

         Net interest income was $91 million, down 12 percent. This decrease was due to tighter net interest spreads resulting from the lower interest rate environment, a change in the mix of earning assets and a competitive market for deposits. If the downward trend in interest rates continues, it is likely that net interest income could be adversely affected.

         The provision for loan losses was $15 million, up $1 million. The provision for second quarter 2002 largely related to certain senior housing and commercial and business loans. The commercial and business loans are primarily asset-based and equipment leasing relationships.

         Noninterest income, which consists primarily of income from mortgage banking, real estate and insurance activities, loan related fees, service charges on deposits, and alternative investment sales, was $94 million, up 16 percent. The increase was due to increased mortgage originations and continued focus on fee-based products, partially offset by a decline in income from real estate operations. The increase in mortgage originations resulted from the acquisition of mortgage production operations in the last half 2001 and continued re-finance activities.

         Noninterest expense was $133 million, up 7 percent. The increase was due to continued re-finance activities and the acquisition of mortgage production operations in the last half 2001, resulting in a $17 million increase in mortgage-related salary, commissions and benefits and occupancy expense. This was partially offset by a $2 million decrease in goodwill amortization and a decline in expenses related to real estate operations.

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

         Compared with first quarter 2002, operating income was up $3 million, due principally to a $4 million decrease in noninterest expense resulting from the effects of the first quarter 2002 work force reduction and a slow down in mortgage re-financing activity.

EARNING ASSETS

         Earning assets include cash equivalents, mortgage loans held for sale, securities and loans. At second quarter-end 2002, cash equivalents, securities and residential loans comprised 71 percent of total earning assets, compared with 68 percent at second quarter-end 2001 and 69 percent at first quarter-end 2002.

         Securities, which include mortgage-backed and other securities, were $4.8 billion, up 57 percent and up 28 percent compared with first quarter-end 2002. This growth is the result of an increased focus on single-family mortgage assets.

         Loans were $9.7 billion compared with $10.4 billion at second quarter-end 2001 and $9.9 billion at first quarter-end 2002. The decrease in the loan portfolio from second quarter-end 2001 is primarily due to the pay down of single-family mortgage, single family warehouse and construction, and commercial real estate loans and the sale of purchase money second loans. These were partially offset by growth in the commercial and business portfolio. The decrease in the loan portfolio from first quarter-end 2002 is primarily due to the pay down of single-family mortgage warehouse, single-family construction, and commercial real estate loans.

         A summary of loans by major category follows:

                                                                         Second                     First
                                                                         Quarter                   Quarter
                                                                --------------------------       -----------
(in millions)                                                      2002            2001             2002
                                                                ---------        ---------       -----------
Single-family mortgage                                          $   1,997        $   2,509       $     1,961
Single-family mortgage warehouse                                      298              411               392
Single-family construction                                            913            1,058               967
Multifamily and senior housing                                      2,011            2,016             1,974
                                                                ---------        ---------       -----------
   Total residential                                            $   5,219        $   5,994       $     5,294
Commercial real estate                                              2,419            2,624             2,483
Commercial and business                                             1,882            1,572             1,897
Consumer and other                                                    223              251               245
                                                                ---------        ---------       -----------
                                                                    9,743           10,441             9,919
Less allowance for loan losses                                       (135)            (135)             (136)
                                                                ---------        ---------       -----------
                                                                $   9,608        $  10,306       $     9,783
                                                                =========        =========       ===========

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

         The commercial real estate portfolio provides funding for the development, construction and lease up primarily of office, retail and industrial projects and is geographically diversified among 26 states and 30 market areas. The commercial and business portfolio finances business operations and is primarily comprised of asset-based and middle market loans and direct financing leases on equipment. The consumer and other portfolio is primarily comprised of loans secured by second liens on single-family homes.

ASSET QUALITY AND ALLOWANCE FOR LOAN LOSSES

         Several key measures are used to evaluate and monitor the asset quality of the financial services group. These measures include the level of loan delinquencies, nonperforming loans and nonperforming assets.

(dollars in millions)                                                    Second                     First
                                                                         Quarter                   Quarter
                                                                --------------------------       -----------
                                                                   2002            2001             2002
                                                                ---------        ---------       -----------
Accruing loans past due 30 - 89 days                            $     81         $    164        $       95
Accruing loans past due 90 days or more                                -               27                 1
                                                                ---------        ---------       -----------
Accruing loans past due 30 days or more                         $     81         $    191        $       96
                                                                =========        =========       ===========

Nonaccrual loans                                                $    179         $    134        $      169
Restructured loans                                                     -                -                 -
                                                                ---------        ---------       -----------
     Nonperforming loans                                             179              134               169
Foreclosed property                                                    7                2                 7
                                                                ---------        ---------       -----------
     Nonperforming assets                                       $    186         $    136        $      176
                                                                =========        =========       ===========

Allowance for loan losses                                       $    135         $    135        $      136
Net charge-offs                                                 $     16         $     16        $       17

Nonperforming loan ratio                                            1.84%            1.29%             1.71%
Nonperforming asset ratio                                           1.91%            1.30%             1.77%
Allowance for loan losses/total loans                               1.39%            1.29%             1.37%
Allowance for loan losses/nonperforming loans                      75.48%          100.51%            80.31%
Annualized year to date net charge offs/average loans
                                                                    0.68%            0.31%             0.70%

         The increase in the level of nonaccrual loans was primarily due to certain large loans in the multifamily and senior housing (senior housing) and commercial and business (asset-based) portfolios.

         The allowance for loan losses is comprised of specific allowances (assessed for loans that have known credit weaknesses), general allowances and an unallocated allowance. At second quarter-end 2002, the unallocated allowance for loan losses was $32 million, down $3 million. Compared with first quarter-end 2002, the unallocated allowance for loan losses was up $5 million, due primarily to the potential impact on borrowers of continued uncertain economic conditions.

     Second quarter 2002 charge-offs were $17 million, offset by recoveries of $1 million. The charge-offs related primarily to certain loans in the senior housing and commercial and business portfolios.

CORPORATE AND PARENT COMPANY INTEREST

         Parent company interest expense was $36 million, up $11 million due to an increase in debt and an increase in interest rates incurred. Long-term debt was up $677 million, primarily due to the acquisition of Gaylord offset in part by a reduction in other borrowings. In addition, the parent company effected a number of financing transactions during the quarter that lengthened debt maturities and reduced reliance on short-term borrowings. As a result, the average interest rate incurred on debt increased. The average interest rate incurred was 6.93 percent at second quarter-end 2002 compared with 6.39 percent at second quarter-end 2001 and 4.93 percent at first quarter-end 2002.

OTHER INCOME (EXPENSE)

         In connection with the early repayment of the bridge financing facility and other borrowings, $11 million of unamortized financing fees were charged off during second quarter 2002.

         In connection with the 1998 sale of the company's box plant in Argentina, the company received $11 million in promissory notes payable in U.S. dollars. These notes were subsequently sold with recourse to a financial institution. During May 2002, the borrower notified the financial institution that Argentine legislation enacted as a result of that country's currency crisis now requires the borrower to repay these notes in Argentine pesos at a fixed exchange rate. This fixed exchange rate is less favorable to the parent company than the current market exchange rate. During June 2002, the parent company purchased these notes from the financial institution at their unpaid principal balance of $6 million. Based on current exchange rates these notes and related prepaid interest totaling $7 million have a U.S. dollar value of approximately $1 million. The difference of $6 million was charged to other operating expense during second quarter 2002.

INCOME TAXES

         The effective tax rate is 39 percent and is based on current expectations of income and expenses for the year 2002. The effective tax rate includes federal and state income taxes and the effects of non-deductible items. The effective tax rate for the second quarter 2001 was 41 percent.

AVERAGE SHARES OUTSTANDING

         As reported average diluted shares outstanding were 52.4 million, up 6 percent due to the May 2002 sale of 4.1 million shares of common stock. There were 53.6 million common shares outstanding at second quarter-end 2002.

FOR THE SIX MONTHS ENDED JUNE 2002.

PAPER

         Operating income was $51 million, up $2 million. The benefits from the inclusion of the acquired operations and lower energy prices were essentially offset by the effects of the weak economy on corrugated container and linerboard pricing and shipments and an increase in the cost of OCC.

         Revenues were $1,260 million, up 21 percent, primarily due to the inclusion of the acquired operations. Adjusted to include the acquired operations, average corrugated container prices were down 6 percent while shipments were down 3 percent. Corrugated container prices and shipments were adversely affected by the weak economy. Adjusted to include the acquired operations, average linerboard prices were down 13 percent and shipments were up 3 percent. Linerboard markets continue to be adversely affected by the weak economy and increased offshore capacity.

         Costs, which include production, distribution and administrative costs and expenses were $1,209 million, up 22 percent primarily due to the inclusion of the acquired operations. Other factors increasing cost included higher OCC costs, up $7 million, and higher pension costs, up $8 million. In addition, depreciation expense was up $2 million resulting from the write-up of the acquired property and equipment to fair values. Factors decreasing cost included lower energy costs, down $30 million, less goodwill amortization, down $2 million, and lower expenses associated with the specialty packaging operations.

         The mills operated at 86 percent of capacity. Mill production was 1,478,000 tons, down 198,000 tons compared with first six months 2001 mill production adjusted to include the acquired operations. Of the mill production, 83 percent was used by the corrugated packaging operations; the remainder was sold in the domestic and export markets. Production was curtailed by 271,000 tons due to market, maintenance and operational reasons compared with first six months 2001 curtailments of 279,000 tons.

         The paper group's Premier Boxboard Limited LLC joint venture continues to produce corrugating medium, of which the paper group purchased 82,000 tons during the first six months 2002 compared with 85,000 tons during the first six months 2001.


BUILDING PRODUCTS

         Operating income was $31 million, up $31 million. Significant improvements in gypsum pricing, improvements in shipments for all products, and improvements at the company owned MDF facilities contributed to the increase in operating income. Operating income continued to benefit from the ongoing initiatives to sell high-value lands.

         Revenues were $408 million, up 14 percent. Average prices were down 6 percent for lumber and 13 percent for particleboard. Average prices were up 4 percent for MDF and 43 percent for gypsum. Shipments for all products were up with lumber shipments up 12 percent, particleboard up 12 percent, MDF up 3 percent and gypsum up 15 percent. Other revenues include sales from the ongoing initiative to sell high-value land. These sales contributed $13 million in operating income for the first six months 2002, up $5 million.

         Costs, which include production, distribution and administrative costs were $377 million, up 5 percent. Higher pension costs, up $2 million and increased production volume, offset lower energy costs, down $4 million.

         Although demand for most products improved, production was curtailed to varying degrees in all product lines to match customer demand. Production in the various product lines averaged from a low of 75 percent to a high of 98 percent of capacity. The building products group's joint venture operations also experienced production curtailments during the first six months 2002. The building products group and its joint venture operations may curtail production in the future for these and other reasons.

FINANCIAL SERVICES

         Operating income was $71 million, down $20 million. The decrease in net interest income from the tighter net interest spreads and the increase in noninterest expense were partially offset by an increase in noninterest income. Revenues, consisting of interest and noninterest income, were $562 million, down 21 percent. The reduction in revenues was a result of lower interest income due to declines in average loans outstanding and interest rates.

         Changes in operating income are discussed below.

     (in millions)                                                  First Six Months
                                                              ---------------------------
                                                               2002                2001
                                                              -------            --------
     Net interest income                                      $  183             $   203
     Provision for loan losses                                   (29)                (31)
     Noninterest income                                          187                 163
     Noninterest expense                                        (270)               (244)
                                                              -------            --------
     Operating income                                         $   71             $    91
                                                              =======            ========


         Net interest income was $183 million, down 10 percent. This decrease was due to tighter net interest spreads resulting from the lower interest rate environment, a change in the mix of earning assets and a competitive market for deposits.

         The provision for loan losses was $29 million, down $2 million. The provision for the first six months of 2002 largely related to certain senior housing and commercial and business loans. The commercial and business loans are primarily asset-based and equipment leasing relationships.

         Noninterest income, which consists primarily of income from mortgage banking, real estate and insurance activities, loan related fees and service charges on deposits, was $187 million, up 15 percent. The increase was due to increased mortgage originations, a $2 million decrease in the valuation allowance for mortgage-servicing rights, and a continued focus on fee-based products partially offset by a decrease in income from real estate operations. The increase in mortgage originations resulted from the acquisition of mortgage production operations in the last half 2001 and continued re-finance activities. Valuations of the mortgage-servicing portfolio will continue to be updated throughout the year and further adjustments to the valuation allowance will be made as necessary.

         Noninterest expense was $270 million, up 10 percent. The increase was due to continued re-finance activities and the acquisition of mortgage production operations in the last half 2001, resulting in a $38 million increase in mortgage-related salary, commissions, benefits and occupancy expense. This was partially offset by a $4 million decrease in goodwill amortization and a decline in expenses of the real estate operations.

CORPORATE AND PARENT COMPANY INTEREST

         Parent company interest expense was $61 million, up $8 million due to an increase in long-term debt and an increase in interest rates incurred due to the shift to longer-term debt maturities.

OTHER INCOME (EXPENSE)

         Other expenses include the write-off of $11 million of unamortized financing fees related to the early repayment of the bridge financing facility and other borrowings. It also includes a $6 million charge related to the purchase of promissory notes previously sold with recourse, which applies to the paper group, and a $7 million charge related to severance and technology write-offs, which applies to the financial services group.

INCOME TAXES

         The effective tax rate is 39 percent and is based on current expectations of income and expenses for the year 2002. The effective tax rate includes federal and state income taxes and the effects of non-deductible items. The effective tax rate for the first six months 2001 was 41 percent.

AVERAGE SHARES OUTSTANDING

         Average diluted shares outstanding were 51.0 million, up 3 percent due to the May 2002 sale of 4.1 million shares of common stock.

ACCOUNTING CHANGE

         The cumulative effect of adopting FAS No. 142, Goodwill and Other Intangible Assets, was to reduce net income by $11 million, net of a deferred tax benefit of $7 million

CAPITAL RESOURCES AND LIQUIDITY

FOR THE SIX MONTHS ENDED JUNE 2002

         The consolidated net assets invested in financial services are subject, in varying degrees, to regulatory rules and regulations including restrictions on the payment of dividends to the parent company. Accordingly, parent company and financial services capital resources and liquidity are discussed separately.

PARENT COMPANY

OPERATING ACTIVITIES

         Cash provided by operations was $178 million.

         A $75 million dividend from the financial services group, resulting from an increase in the financial services group dividend pay out ratio, coupled with an increase in non-cash expenses more than offset increased working capital needs and lower net income.

INVESTING ACTIVITIES

         Investing activities used $627 million.

         Capital expenditures were $52 million and depreciation was $108 million. Capital expenditures are expected to approximate $160 million for the year 2002. Depreciation is expected to approximate $230 million for the year 2002.

         Cash paid for acquisitions and joint venture investments was $605 million including $568 million to acquire Gaylord and $33 million to acquire a box plant in Puerto Rico and the converting facilities of Mack Packaging Group, Inc.

         Cash received from the dispositions of Gaylord non-strategic assets and operations was $33 million.

FINANCING ACTIVITIES

         Financing activities provided $485 million.

         Cash proceeds from the offerings of common stock, Upper DECS and senior notes were $1,060 million before expenses of $28 million. These proceeds were used to repay the $880 million bridge financing facility and, coupled with the increase in cash from operations, used to repay $262 million in other borrowings and increase short-term investments.

         The 4.1 million shares of common stock were sold for $52 per share. The Upper DECS were sold for $345 million and consist of contracts to purchase common stock and $345 million of 6.42% senior notes due in 2007. The purchase contracts represent an obligation to purchase, for an aggregate of $345 million, shares of common stock based on a settlement rate, which is subject to anti-dilution adjustments. The number of shares to be purchased will range from
5.438 million shares to 6.634 million shares. The shares can be purchased at any time through May 2005. If the purchase contracts had been settled at second quarter-end 2002, the settlement rate would have resulted in the issuance of
6.153 million shares of common stock. The purchase contracts provide for contract adjustment payments at an annual rate of 1.08%. The interest rate on the Upper DECS senior notes will be reset in February 2005. The $500 million 7.875% senior notes due 2012 were sold at 99.289 percent of par resulting in an effective annual interest rate of 7.98 percent.

         The bridge financing facility initially provided $880 million of which $525 was used to acquire Gaylord, $285 million was used to repay Gaylord's assumed bank debt, $16 million was used for financing fees and the remainder was used for other acquisition related purposes.

         Cash dividends paid were $33 million or $.32 per share.

LIQUIDITY AND OFF BALANCE SHEET FINANCING ARRANGEMENTS

         The parent company's sources of short-term funding are its operating cash flows, which include dividends received from financial services and its existing credit arrangements. The dividends received from financial services are subject to regulatory approval and restrictions.

         At second quarter-end 2002, the parent company had $453 million in unused borrowing capacity under its existing credit agreements. Most of the credit agreements contain terms and conditions customary for such agreements including minimum levels of interest coverage and limitations on leverage. At second quarter-end 2002, the parent company has complied with all of the terms and conditions of its credit agreements. During the second half 2002, $211 million in credit agreements expire all of which are unused at second quarter-end 2002.

         The receivable securitization agreement was amended during April 2002 and is no longer subject to rating triggers. Of the current credit agreements, $75 million in lines of credit could not be accessed if the long-term debt of the parent company was rated below "investment grade" by both major rating agencies. The long-term debt of the parent company is currently rated BBB/Stable by one rating agency and Baa3/Negative outlook by another rating agency.

         During the second quarter 2002, the parent company affected a number of financing transactions that lengthened debt maturities and reduced reliance on short-term borrowings. At second quarter-end 2002, the parent company's contractual cash payment obligations by year for long-term debt follows (in millions): 2002 - $33; 2003 - $121; 2004 - $104; 2005 - $140; 2006 - $102; and
2008 and thereafter- $1,509.

FINANCIAL SERVICES

         The principal sources of cash for financial services are operating cash flows, deposits and borrowings. The financial services group uses these funds to invest in earning assets, generally loans and securities.

OPERATING ACTIVITIES

         Cash provided by operations was $292 million.

         A $332 million decrease in mortgage loans held for sale was partially offset by a $159 million change in escrowed cash related to mortgage loans serviced for others.

INVESTING ACTIVITIES

         Cash used in investment activities was $485 million.

         Cash paid for securities purchases, net of maturities, were $660 million while loan collections exceeded originations by $154 million. In addition, there were $731 million of mortgaged-back securities purchased that will be settled during third quarter 2002. Proceeds from the sale of mortgage servicing rights generated $34 million.

FINANCING ACTIVITIES

         Cash provided by financing activities was $34 million.

         Deposits decreased $592 million while borrowings increased $704 million. The decrease in deposits was due to competitive markets. In addition, during third quarter 2002, it is expected that $698 million in amortizing fixed-rate debt commitments will be used in connection with the settlement of mortgage-backed securities purchased during the second quarter 2002.

         Dividends paid to the parent company totaled $75 million.

OTHER

         The financial services group's short-term funding needs are met through operating cash flows, attracting new retail deposits, increased borrowings and converting assets to cash through sales or reverse repurchase agreements. Assets that can be converted to cash include short-term investments, mortgage loans held for sale and securities. At second quarter-end 2002, financial services had available liquidity of $1.6 billion. In addition, at second quarter-end 2002, commitments to originate single-family residential mortgage loans totaled $675 million and commitments to sell single-family residential mortgage loans totaled $754 million.

         At second quarter-end 2002, the savings bank exceeded all applicable regulatory capital requirements. The parent company expects to maintain the savings bank's capital at a level that exceeds the minimum required for designation as "well capitalized." From time to time, the parent company may make capital contributions to the savings bank or receive dividends from the savings bank. During the first six months-ended 2002, the parent company made no contributions to the savings bank and received $75 million in dividends from the savings bank.

         Selected financial and regulatory capital data for the savings bank follows:

                                                            Second Quarter-end                  Year-end
(dollars in millions)                                              2002                           2001
                                                            ------------------                  --------
Balance sheet data
     Total assets                                                $15,920                         $15,251
     Total deposits                                                8,613                           9,369
     Shareholder's equity                                            925                             954


                                                    Savings            Regulatory          For Categorization as
                                                      Bank               Minimum             "Well Capitalized"
                                                    -------            ----------          ---------------------
Regulatory capital ratios:
     Tangible capital                                  7.3%               2.0%                       N/A

     Leverage capital                                  7.3%               4.0%                      5.0%

     Risk-based capital                               10.8%               8.0%                     10.0%



ACCOUNTING PRONOUNCEMENTS

         Beginning January 2002, Temple-Inland adopted FAS No. 142, Goodwill and Other Intangible Assets. Under this Statement, amortization of goodwill is precluded and goodwill is periodically measured for impairment. The cumulative effect of adopting this statement was to reduce first quarter 2002 net income by $11 million or $0.22 per diluted share for an $18 million goodwill impairment associated with the paper group's specialty packaging acquisitions. The effect of not amortizing goodwill in second quarter 2001 would have been to increase operating income by $3 million and net income by $2 million or $0.04 per diluted share. The effect of not amortizing goodwill in the first six months 2001 would have been to increase operating income by $5 million and net income by $4 million or $0.08 per diluted share.

         Beginning January 2002, Temple-Inland adopted FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The effect on earnings or financial position of adopting this statement was not material.

         Beginning the second quarter 2002, Temple-Inland adopted FAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections. The principal effect of adopting this statement was that the $11 million charge off of the unamortized debt financing fees commensurate with the early repayment of the bridge financing facility and other borrowings was not classified as an extraordinary item in the determination of income from continuing operations. Instead this charge off was reflected in other income (expense).

         Beginning with options granted in first quarter 2003, Temple-Inland will adopt the fair value based method of accounting for employee stock options as set forth in FAS No.

123, Accounting for Stock Based Compensation. Under this method, the fair value of options granted is charged to expense over the option-vesting period. If options are granted in 2003 at a similar level with 2002, the expected effect on earnings or financial position of adopting this method would not be material.

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

STATISTICAL AND OTHER DATA

                                                                Second Quarter                         First Six Months
                                                          ---------------------------              ------------------------
                                                            2002               2001                 2002             2001
                                                          -------             -------              -------          -------
REVENUES (in millions)
Paper
  Corrugated packaging                                    $ 636               $ 464                $ 1,137          $   912
  Linerboard                                                 45                  33                     80               71
  Other                                                      22                  32                     43               58
                                                          ------              ------               --------         --------
     Total Paper                                          $ 703               $ 529                $ 1,260          $ 1,041
                                                          ======              ======               ========         ========


Building Products
  Pine lumber                                             $  66               $  62                $   118          $   110
  Particleboard                                              47                  46                     90               93
  Medium density fiberboard                                  33                  29                     59               55
  Gypsum wallboard                                           20                  12                     39               25
  Fiberboard                                                 18                  19                     34               32
  Other                                                      34                  22                     68               44
                                                          ------              ------               --------         --------
     Total Building Products                              $ 218               $ 190                $   408          $   359
                                                          ======              ======               ========         ========

Financial Services
  Savings bank                                            $ 197               $ 271                $   392          $   572
  Mortgage banking                                           48                  31                    103               54
  Real estate                                                23                  29                     41               61
  Insurance brokerage                                        13                  12                     26               28
                                                          ------              ------               --------         --------
     Total Financial Services                             $ 281               $ 343                $   562          $   715
                                                          ======              ======               ========         ========

UNIT SALES
Paper (in thousand tons)
  Corrugated packaging                                      837                 552                  1,472            1,100
  Linerboard                                                136                  94                    241              187
                                                          ------              ------               --------         --------
     Total                                                  973                 646                  1,713            1,287
                                                          ======              ======               ========         ========

Building Products
  Pine lumber - mbf                                         202                 176                    375              338
  Particleboard - msf                                       177                 148                    337              302
  Medium density fiberboard - msf                            85                  75                    152              146
  Gypsum wallboard - msf                                    166                 153                    339              294
  Fiberboard - msf                                          109                 120                    206              199

OTHER INFORMATION
Financial Services
 Segment operating income
  Savings bank                                            $  32               $  40                $    58          $    82
  Mortgage banking                                            3                   3                     10                1
  Real estate                                                (1)                  -                     (3)               2
  Insurance brokerage                                         3                   3                      6                6
                                                          ------              ------               --------         --------
     Total Financial Services                             $  37               $  46                $    71          $    91
                                                          ======              ======               ========         ========

Financial Services Operating Ratios
  Return on average assets                                 0.82%               1.08%                  0.73%            1.06%
  Return on average equity                                11.63%              14.54%                 10.11%           14.65%



(a)      Revenues and unit sales do not include joint venture operations

Note: Data for the paper group for 2002 is not comparable due to the effect of acquisitions completed in 2002.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

         Temple-Inland's current level of interest rate risk is primarily due to an asset sensitive position within the financial services group and, to a lesser degree, variable rate debt at the parent company.

         The following table illustrates the estimated effect on pre-tax income of immediate, parallel and sustained shifts in interest rates for the subsequent 12-month period at second quarter-end 2002, with comparative information at year-end 2001. The estimated effect takes into account the effects of changing prepayment speeds and average balances over the next 12 months.

                   Increase (decrease) in Income Before Taxes
                                  (In millions)


                                     Second Quarter 2002                 Year-end 2001
                                  -------------------------         -----------------------
              Change in           Parent           Financial        Parent         Financial
            Interest Rates        Company          Services         Company        Services
            --------------        -------          --------         -------        --------
                 +2%                $(6)             $ 24            $(11)           $ 13
                 +1%                $(3)             $ 16            $ (6)           $ 14
                  0                 $ -              $  -            $  -            $  -
                 -1%                $ 3              $(17)           $  6            $(12)


Due to the current low levels of interest rates, the 2 percent decrease in interest rates is not presented.

         The parent company's change in interest rate risk from year-end 2001 is primarily due to a decrease in variable rate debt. During the second quarter 2002, the parent company effected a number of financing transactions that reduced reliance on short-term borrowings.

          The financial services group is subject to interest rate risk to the extent that the interest-earning assets and interest-bearing liabilities repay or reprice at different times or in differing amounts or both. The financial services group is currently in an asset sensitive position whereby the rate and paydown characteristics of its assets are more responsive to changes in market interest rates than are its liabilities. Postured in this way, earnings will generally be positively affected in a rising rate environment, but generally be negatively affected in a falling rate environment. The effect of lower interest rates during the first six months 2002 resulted in faster prepayments on seasoned mortgage loans and mortgage-backed securities and increased sensitivity to further changes in interest rates.

         Additionally, the fair value of the financial services group's mortgage servicing rights (estimated at $143 million at second quarter-end 2002) is also affected by changes in interest rates. Temple-Inland estimates that a 1 percent decline in interest rates from current levels would decrease the fair value of the mortgage servicing rights by approximately $36 million.

Foreign Currency Risk

         Temple-Inland's exposure to foreign currency fluctuations on its financial instruments is not material because most of these instruments are denominated in U.S. dollars.

Commodity Price Risk

         From time to time Temple-Inland uses commodity derivative instruments to mitigate its exposure to changes in product pricing and manufacturing costs. These instruments cover a small portion of Temple-Inland's manufacturing volume and range in duration from three months to three years. Based on the fair value of these instruments at second quarter-end 2002, the potential loss in fair value resulting from a hypothetical 10 percent change in the underlying commodity prices would not be significant.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

         The information set forth in Note E to Notes to Consolidated Financial Statements in Part I of this report is incorporated by reference thereto.

         On July 22, 2002, a delivery driver for a chemical supply company overfilled a storage tank for caustic soda at a Gaylord Container Corporation converting facility in Tipton, Indiana. The excess caustic soda drained through an overflow pipe into the city sewer system, resulting in a temporary shutdown of the city wastewater treatment plant and killing approximately 2,000 fish in a local creek. Gaylord has removed the fish, assisted in restoring operations at the wastewater treatment plant, and taken other corrective actions to assure no ongoing effect to human health or the environment. The incident is being investigated by the U.S. Environmental Protection Agency and the Indiana Department of Natural Resources. At this time, the company is not able to predict whether Gaylord will be subject to any monetary sanctions arising out of this incident or the amount of any such monetary sanctions.


Item 2.  Changes in Securities and Use of Proceeds.

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its annual meeting of stockholders on May 3, 2002, at which a quorum was present. The table below sets forth the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes for each matter voted upon at that meeting.

                                                                                                       Abstentions
                                                                                     Against or        and Broker
Matter                                                               For              Withheld          Non-votes
------                                                               ---             ----------        -----------
1.  Election of four directors
    (a) Afsaneh Mashayekhi Beschloss                              44,410,035           556,889                   -
    (b) Anthony M. Frank                                          44,083,041           883,883                   -
    (c) W. Allen Reed                                             44,431,657           535,267                   -
    (d) Charlotte Temple                                          43,672,972         1,293,952                   -
2.  Ratification of appointment of
    Ernst & Young LLP.                                            43,458,679         1,331,623             176,622

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         99.1 - Certification of Chief Executive Officer pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99.2 - Certification of Chief Financial Officer pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    (b)  Reports on Form 8-K

         During the quarter ended June 29, 2002, the company filed the following Current Reports on Form 8-K:
         1. Current Report on Form 8-K dated April 25, 2002, reporting under
            Item 7 the filing of a consent from the independent auditor for Gaylord Container Corporation.
         2. Current Report on Form 8-K dated April 25, 2002, reporting under
            Item 5 the execution of Underwriting Agreements related to the offering of up to 6,000,000 Upper DECS and 3,600,000 shares of common stock, prior to the exercise of any over-allotment option.
         3. Current Report on Form 8-K dated April 25, 2002, reporting under
            Item 5 additional information in connection with the Upper DECS offering and the execution of an Underwriting Agreement related to the offering of up to $500,000,000 of the company's 7.875% Senior Notes due 2012.

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



                                            TEMPLE-INLAND INC.
                                            ------------------
                                            (Registrant)





Dated:  August 12, 2002                     By    /s/ Louis R. Brill
                                               ---------------------------------
                                               Louis R. Brill
                                               Chief Accounting Officer

                                INDEX TO EXHIBITS

Exhibit No.                Description                                                   Page No.
-----------                -----------                                                   --------
99.1                       Certification of Chief Executive Officer pursuant to
                           18 U.S.C. Section 1350, as adopted pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002

99.2                       Certification of Chief Financial Officer pursuant to
                           18 U.S.C. Section 1350, as adopted pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002