Form 10-Q
period 2002-09-28
TEMPLE INLAND INC
filed 2002-11-12
CIK 731939

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                         FORM 10-Q
(Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period
      Ended     September 28, 2002
                               OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period
      From                          to

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

                          (512) 434-5800
      (Registrant's telephone number, including area code)

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

     Indicate whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes   x    No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                              Number of common shares outstanding
          Class                       as of September 28, 2002
     Common Stock (par
     value $1.00 per share)                53,717,073

Page 1 of 73 pages                  The Exhibit Index is page 49.

                 PART I.  FINANCIAL INFORMATION
                 ITEM 1.  FINANCIAL STATEMENTS

SUMMARIZED STATEMENTS OF INCOME
PARENT COMPANY (TEMPLE-INLAND INC.)
Unaudited

                                  Third Quarter            First Nine
                                                             Months
                                 2002        2001         2002      2001
                                             (in millions)
NET REVENUES                   $   874     $   736     $ 2,542   $  2,136

COSTS AND EXPENSES
  Cost of sales                    782         632       2,234      1,867
  Selling and administrative        74          69         226        202
  Other operating expense            -         (10)          6        (10)
                                 -----       -----       -----      -----
                                   856         691       2,466      2,059
                                 -----       -----       -----      -----
MANUFACTURING INCOME                18          45          76         77
FINANCIAL SERVICES INCOME           44          43         108        134
                                 -----       -----       -----      -----
OPERATING INCOME                    62          88         184        211
  Interest expense                 (36)        (23)        (97)       (76)
  Other expense                      -           -         (11)         -
                                 -----       -----       -----      -----
INCOME FROM CONTINUING
 OPERATIONS BEFORE TAXES            26          65          76        135
  Income taxes                     (11)        (21)        (30)       (50)
                                 -----       -----       -----      -----
INCOME FROM CONTINUING
OPERATIONS                          15          44          46         85
  Discontinued operations            -           -          (1)         -
                                 -----       -----       -----      -----
INCOME BEFORE ACCOUNTING CHANGE     15          44          45         85
  Effect of accounting change        -           -         (11)        (2)
                                 -----       -----       -----      -----
NET INCOME                    $     15     $    44      $   34     $   83
                                 =====       =====       =====      =====



See notes to consolidated financial statements.

SUMMARIZED BALANCE SHEETS
PARENT COMPANY (TEMPLE-INLAND INC.)
Unaudited

                                                  Third
                                                 Quarter      Year End
                                                   2002         2001
                                                     (in millions)
ASSETS
Current Assets
  Cash and cash equivalents                      $    14     $     3
  Receivables, net of allowances of $13 in
    2002 and $11 in 2001                             401         288
  Inventories:
    Work in process and finished goods                67          53
    Raw materials and supplies                       293         205
                                                   -----       -----
                                                     360         258
  Prepaid expenses and other                          80          73
                                                   -----       -----
      Total current assets                           855         622

Investment in Temple-Inland Financial Services     1,150       1,142

Property and Equipment
  Property and equipment                           4,168       3,505
  Less allowances for depreciation                (2,057)     (1,935)
                                                   -----       -----
                                                   2,111       1,570
  Timber and timberlands - less depletion            507         515
                                                   -----       -----
      Total property and equipment                 2,618       2,085

Goodwill                                             177          62

Assets of Discontinued Operations                     84           -

Other Assets                                         213         210
                                                   -----       -----
      Total Assets                             $   5,097   $   4,121
                                                   =====       =====

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable                             $     197   $     128
  Current portion of long-term debt                    8           1
  Other current liabilities                          255         197
  Liabilities of discontinued operations              33          21
                                                   -----       -----
     Total current liabilities                       493         347

Long-Term Debt                                     1,961       1,339

Deferred Income Taxes                                315         310

Postretirement Benefits                              146         142

Other Long-Term liabilities                          114          87

Shareholders' Equity                               2,068       1,896
                                                   -----       -----
    Total Liabilities and Shareholders' Equity $   5,097   $   4,121
                                                   =====       =====

See notes to consolidated financial statements.

SUMMARIZED STATEMENTS OF CASH FLOWS
PARENT COMPANY (TEMPLE-INLAND INC.)
Unaudited


                                                    First Nine
                                                     Months
                                                 2002      2001
                                                  (in millions)
CASH PROVIDED BY (USED FOR) OPERATIONS
  Net income                                  $     34  $     83
  Adjustments:
    Depreciation and depletion                     164       136
    Amortization of goodwill                         -         3
    Depreciation of leased property                  2         2
    Unamortized financing fees                      11         -
    Other operating expense                          6        (5)
    Non-cash compensation                            8         3
    Deferred income taxes                           25        21
    Unremitted earnings from financial services   (108)     (123)
    Dividends from financial services              100        80
    Working capital changes, net                   (57)       16
    Net assets of discontinued operations           16         -
    Loss from discontinued operations                1         -
    Cumulative effect of accounting change          11         2
    Other                                           39       (12)
                                                 -----     -----
                                                   252       206
                                                 =====     =====

CASH PROVIDED BY (USED FOR) INVESTMENTS
  Capital expenditures                             (81)     (154)
  Acquisition of Gaylord, net of cash acquired    (569)        -
  Other acquisitions and joint ventures            (40)     (146)
  Sale of non-strategic assets and operations       33         -
  Other                                             (3)       64
                                                 -----     -----
                                                  (660)     (236)
                                                 -----     -----

CASH PROVIDED BY (USED FOR) FINANCING
  Bridge financing facility                        880         -
  Payment of bridge financing facility            (880)        -
  Payment of assumed Gaylord bank debt            (285)        -
  Sale of common stock                             215         -
  Sale of Upper DECS                               345         -
  Sale of Senior Notes                             496         -
  Additions to debt                                 31       275
  Payments of debt                                (310)     (204)
  Cash dividends paid to shareholders              (50)      (47)
  Other                                            (22)        5
                                                 -----     -----
                                                   420        29
                                                 -----     -----
Effect of exchange rate changes on cash             (1)        1
                                                 -----     -----
Net increase (decrease) in cash and cash
  equivalents                                       11         -
Cash and cash equivalents at beginning of period     3         2
                                                 -----     -----
Cash and cash equivalents at end of period    $     14  $      2
                                                 =====     =====

See notes to consolidated financial statements.

SUMMARIZED STATEMENTS OF INCOME
FINANCIAL SERVICES GROUP
Unaudited

                                                      First Nine
                                   Third Quarter         Months
                                  2002      2001     2002    2001
                                           (in millions)
INTEREST INCOME
  Loans receivable and mortgage
   loans held for sale           $ 143      $ 190  $ 431     $ 633
  Securities and other              54         45    141       154
                                 -----      -----  -----     -----
    Total interest income          197        235    572       787
                                 -----      -----  -----     -----
INTEREST EXPENSE
  Deposits                          58         92    181       321
  Borrowed funds                    44         44    113       163
                                 -----      -----  -----     -----
    Total interest expense         102        136    294       484
                                 -----      -----  -----     -----
NET INTEREST INCOME                 95         99    278       303
  Provision for loan losses         (8)        (8)   (37)      (39)
                                 -----      -----  -----     -----
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES          87         91    241       264
NONINTEREST INCOME
  Loan origination, marketing
   and servicing fees, net          42         35    128        89
  Real estate and other             55         51    156       160
                                 -----      -----  -----     -----
    Total noninterest income        97         86    284       249
                                 -----      -----  -----     -----
NONINTEREST EXPENSE
  Compensation and benefits         76         65    218       167
  Real estate and other             64         69    192       212
  Severance and asset write-offs     -          -      7         -
                                 -----      -----  -----     -----
    Total noninterest expense      140        134    417       379
                                 -----      -----  -----     -----
INCOME BEFORE TAXES                 44         43    108       134
  Income taxes                       7         (4)     -       (11)
                                 -----      -----  -----     -----
INCOME BEFORE ACCOUNTING CHANGE     51         39    108       123
  Effect of accounting change        -          -      -        (1)
                                 -----      -----  -----     -----
NET INCOME                       $  51      $  39  $ 108     $ 122
                                 =====      =====  =====     =====

See notes to consolidated financial statements.

SUMMARIZED BALANCE SHEETS
FINANCIAL SERVICES GROUP
Unaudited

                                              Third       Year End
                                             Quarter
                                               2002         2001
                                                 (in millions)
ASSETS
Cash and cash equivalents                   $    374        $   587
Mortgage loans held for sale                     975            958
Loans receivable, net of allowance
 for losses of $141 in 2002 and $139 in 2001   9,744          9,847
Securities available-for-sale                  2,112          2,599
Securities held-to-maturity                    3,646            775
Mortgage servicing rights                        119            156
Real estate                                      249            240
Goodwill                                         141            126
Accrued interest and other receivables           154            160
Property and equipment, net                      159            166
Other assets                                     157            124
                                              ------         ------
  TOTAL ASSETS                              $ 17,830       $ 15,738
                                              ======         ======


LIABILITIES
Deposits                                    $  9,241       $  9,030
Federal Home Loan Bank advances                3,372          3,435
Securities sold under repurchase agreements    2,578          1,107
Other borrowings                                 223            214
Trade date securities                            469              -
Other liabilities                                490            504
Stock issued by subsidiaries                     307            306
                                              ------         ------
  TOTAL LIABILITIES                           16,680         14,596
                                              ------         ------
SHAREHOLDER'S EQUITY                           1,150          1,142
                                              ------         ------
  TOTAL LIABILITIES AND SHAREHOLDER' EQUITY $ 17,830       $ 15,738
                                              ======         ======




See notes to consolidated financial statements.

SUMMARIZED STATEMENTS OF CASH FLOWS
FINANCIAL SERVICES GROUP
Unaudited

                                                    First Nine Months
                                                     2002       2001
                                                      (in millions)
CASH PROVIDED BY (USED FOR) OPERATIONS
  Net income                                      $     108  $    122
  Adjustments:
    Depreciation                                         18        17
    Amortization of goodwill                              -         5
    Depreciation of leased property                       8         7
    Amortization and accretion of financial instruments  38        23
    Provision for loan losses                            37        39
    Deferred income taxes                                 2        (7)
    Loans held for sale                                             -
       Originations                                  (5,403)   (4,347)
       Sales                                          5,386     3,801
    Collections on loans serviced for others, net       (78)       74
    Originated mortgage servicing rights                (34)      (64)
    Cumulative effect of accounting change                -         1
    Other                                                17        72
                                                     ------    ------
                                                         99      (257)
                                                     ------    ------
CASH PROVIDED BY (USED FOR) INVESTMENTS
  Maturities of securities available-for-sale           573       651
  Purchases of securities available-for-sale            (22)      (47)
  Maturities of securities held-to-maturity             191         -
  Purchases of securities held-to-maturity           (2,599)        -
  Loans originated or acquired, net of
    principal collected                                   1      (357)
  Capital expenditures                                  (11)      (18)
  Acquisitions, net of cash acquired                    358       (62)
  Sales of loans                                         11       495
  Sale of mortgage servicing rights                      33       108
  Other                                                   3        46
                                                     ------    ------
                                                     (1,462)      816
                                                     ------    ------
CASH PROVIDED BY (USED FOR) FINANCING
  Net increase (decrease) in deposits                  (272)     (847)
  Securities sold under repurchase agreements,
    short-term FHLB advances and borrowings, net       (685)      337
  Additions to debt and long-term FHLB advances       2,335        33
  Payments of debt and long-term FHLB advances         (232)      (20)
  Dividends paid to parent company                     (100)      (80)
  Purchase of deposits                                  104         -
  Other                                                   -       (73)
                                                     ------    ------
                                                      1,150      (650)
                                                     ------    ------
Net increase (decrease) in cash and cash               (213)      (91)
Cash and cash equivalents at beginning of period        587       320
                                                     ------    ------
Cash and cash equivalents at end of period        $     374  $    229
                                                     ======    ======


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
TEMPLE-INLAND INC. AND
SUBSIDIARIES
Unaudited

                                    Third Quarter       First Nine Months
                                    2002     2001        2002      2001
                                  (in millions, except per share amounts)
REVENUES
  Manufacturing                    $ 874      $ 736    $ 2,542   $ 2,136
  Financial Services                 294        321        856     1,036
                                   -----      -----      -----     -----
                                   1,168      1,057      3,398     3,172
                                   -----      -----      -----     -----

COSTS AND EXPENSES
  Manufacturing                      856        691      2,466    2,059
  Financial Services                 250        278        748       902
                                   -----      -----      -----     -----
                                   1,106        969      3,214     2,961
                                   -----      -----      -----     -----
OPERATING INCOME                      62         88        184       211
  Parent company interest            (36)       (23)       (97)      (76)
  Other income (expense),              -          -        (11)        -
                                   -----      -----      -----     -----
INCOME BEFORE TAXES                   26         65         76       135
  Income taxes                       (11)       (21)       (30)      (50)
                                   -----      -----      -----     -----
INCOME FROM CONTINUING                15         44         46        85
  Discontinued operations              -          -         (1)        -
                                   -----      -----      -----     -----
INCOME BEFORE ACCOUNTING CHANGE       15         44         45        85
  Effect of accounting change          -          -        (11)       (2)
                                   -----      -----      -----     -----
NET INCOME                        $   15     $   44     $   34    $   83
                                   =====      =====      =====     =====

EARNINGS PER SHARE
  Basic:
    Income from continuing
      operations                  $ 0.28     $ 0.90     $ 0.89    $ 1.72
    Discontinued operations            -          -      (0.02)        -
    Effect of accounting change        -          -      (0.21)    (0.04)
                                   -----      -----      -----     -----
    Net income                   $  0.28     $ 0.90     $ 0.66    $ 1.68
                                   =====      =====      =====     =====

  Diluted:
    Income from continuing
      operations                 $  0.28     $ 0.90     $ 0.89    $ 1.72
    Discontinued operations            -          -      (0.02)        -
    Effect of accounting change        -          -      (0.21)    (0.04)
                                   -----      -----      -----     -----
    Net income                   $  0.28     $ 0.90     $ 0.66    $ 1.68
                                   =====      =====      =====     =====

DIVIDENDS PAID PER SHARE OF
 COMMON STOCK                    $  0.32     $ 0.32     $ 0.96    $ 0.96
                                   =====      =====      =====     =====





See notes to consolidated financial statements.

CONSOLIDATING BALANCE SHEETS
TEMPLE-INLAND INC. AND SUBSIDIARIES
Third Quarter 2002
Unaudited

                                             Parent   Financial
                                             Company  Services  Consolidated
                                                    (in millions)

ASSETS
  Cash and cash equivalents                $    14    $   374 $    388
  Mortgage loans held for sale                   -        975      975
  Loans receivable, net                          -      9,744    9,744
  Securities available-for-sale                  -      2,112    2,112
  Securities held-to-maturity                    -      3,646    3,646
  Trade receivables                            401          -      401
  Inventories                                  360          -      360
  Property and equipment                     2,618        159    2,777
  Goodwill                                     177        141      318
  Assets of discontinued operations             84          -       84
  Other assets                                 293        679      940
  Investment in Financial Services           1,150          -        -
                                             -----     ------   ------
    TOTAL ASSETS                           $ 5,097   $ 17,830 $ 21,745
                                             =====     ======   ======

LIABILITIES
  Deposits                                 $     -   $  9,241 $  9,241
  Securities sold under repurchase agreements    -      2,578    2,578
  Federal Home Loan Bank advances                -      3,372    3,372
  Trade date securities                          -        469      469
  Other liabilities                            607        490    1,074
  Long-term debt                             1,961        223    2,184
  Deferred income taxes                        315          -      306
  Postretirement benefits                      146          -      146
  Stock issued by subsidiaries                   -        307      307
                                             -----     ------   ------
    TOTAL LIABILITIES                      $ 3,029 $   16,680 $ 19,677
                                             -----     ------   ------

SHAREHOLDERS' EQUITY
  Preferred stock - par value $1 per share:
    authorized 25,000,000 shares; none issued                        -
  Common stock - par value $1 per share;
    authorized 200,000,000 shares; issued 61,389,552 shares
    including shares held in the treasury                           61
  Additional paid-in capital                                       367
  Accumulated other comprehensive income (loss)                    (10)
  Retained earnings                                              1,998
                                                                 -----
                                                                 2,416
  Cost of shares held in the treasury: 7,672,479 shares           (348)
                                                                 -----
    TOTAL SHAREHOLDERS' EQUITY                                   2,068
                                                                 -----
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $ 21,745
                                                                ======


See the notes to the consolidated financial statements.

CONSOLIDATING BALANCE SHEETS
TEMPLE-INLAND INC. AND SUBSIDIARIES
Year End 2001


                                           Parent   Financial
                                           Company  Services  Consolidated
                                                  (in millions)
ASSETS
  Cash and cash equivalents                $     3    $   587  $   590
  Mortgage loans held for sale                   -        958      958
  Loans receivable, net                          -      9,847    9,847
  Securities available-for-sale                  -      2,599    2,599
  Securities held-to-maturity                    -        775      775
  Trade receivables                            288          -      288
  Inventories                                  258          -      258
  Property and equipment                     2,085        166    2,251
  Goodwill                                      62        126      188
  Other assets                                 283        680      933
  Investment in Financial Services           1,142          -        -
                                             -----     ------   ------
    TOTAL ASSETS                           $ 4,121   $ 15,738 $ 18,687
                                             =====     ======   ======

LIABILITIES
  Deposits                                 $     -   $  9,030 $  9,030
  Federal Home Loan Bank advances                -      3,435    3,435
  Securities sold under repurchase agreements    -      1,107    1,107
  Other liabilities                            434        504      914
  Long-term debt                             1,339        214    1,553
  Deferred income taxes                        310          -      304
  Postretirement benefits                      142          -      142
  Stock issued by subsidiaries                   -        306      306
                                             -----     ------   ------
      TOTAL LIABILITIES                    $ 2,225  $  14,596 $ 16,791
                                             -----     ------   ------

SHAREHOLDERS' EQUITY
  Preferred stock - par value $1 per share:
    authorized 25,000,000 shares; none issued                        -
  Common stock - par value $1 per share;
    authorized 200,000,000 shares; issued 61,389,552 shares
    including shares held in the treasury                           61
  Additional paid-in capital                                       367
  Accumulated other comprehensive income (loss)                     (1)
  Retained earnings                                              2,014
                                                                 -----
                                                                 2,441
  Cost of shares held in the treasury: 12,030,402 shares          (545)
                                                                 -----
    TOTAL SHAREHOLDERS' EQUITY                                   1,896
                                                                 -----
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $  18,687
                                                                ======

See the notes to the consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
TEMPLE-INLAND INC. AND SUBSIDIARIES
Unaudited

                                                  First Nine Months
                                                   2002       2001
                                                    (in millions)

CASH PROVIDED (USED FOR) OPERATIONS
  Net income                                       $   34     $   83
  Adjustments:
    Depreciation and depletion                        182        153
    Provision for loan losses                          37         39
    Amortization of goodwill                            -          8
    Depreciation of leased property                    10          9
    Deferred income taxes                              27         14
    Deferred financing fees                            11          -
    Amortization and accretion of financial            38         23
    Loans held for sale
      Originations                                 (5,403)    (4,347)
      Sales                                         5,386      3,801
    Working capital changes, net                     (57)         16
    Collections on loans serviced for others,        (78)         74
    Originated mortgage servicing rights             (34)        (64)
    Net assets of discontinued operations              16          -
    Loss from discontinued operations                   1          -
    Cumulative effect of accounting change             11          2
    Other income (expense)                              6         (5)
    Other                                              64         63
                                                    -----      -----
                                                      251       (131)
                                                    -----      -----
CASH PROVIDED BY (USED FOR) INVESTMENTS
  Capital expenditures for property and equipment     (92)      (172)
  Maturities of securities available-for-sale         573        651
  Maturities and redemptions of securities held-to-
    maturity                                          191          -
  Purchases of securities held-to-maturity         (2,599)         -
  Purchases of securities available-for-sale          (22)       (47)
  Loans originated or acquired, net of
    principal collected                                 1       (357)
  Acquisitions, net of cash acquired                 (251)      (208)
  Sales of loans                                       11        495
  Sale of servicing rights                             33        108
  Other                                                33        110
                                                    -----      -----
                                                   (2,122)       580
                                                    -----      -----
CASH PROVIDED BY (USED FOR) FINANCING
  Net increase (decrease) in deposits                (272)      (847)
  Bridge financing facility                           880          -
  Payment of bridge financing facility               (880)         -
  Payment of assumed Gaylord bank debt               (285)         -
  Sale of common stock, Upper DECS and Senior Notes 1,056          -
  Additions to debt                                 2,366        308
  Payments of debt                                   (542)      (224)
  Securities sold under repurchase agreements
    and short-term borrowings, net                   (685)       337
  Cash dividends paid to shareholders                 (50)       (47)
  Purchase of deposits                                104          -
  Other                                               (22)       (68)
                                                    -----      -----
                                                    1,670       (541)
                                                    -----      -----
Effect of exchange rate changes on cash                (1)         1
                                                    -----      -----
Net increase (decrease) in cash and cash equivalents (202)       (91)
Cash and cash equivalents at beginning of period      590        322
                                                    -----      -----
Cash and cash equivalents at end of period         $  388     $  231
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

NOTE B - EARNINGS PER SHARE

Denominators used in computing earnings per share are as follows:

                                   Third Quarter        First Nine
                                                          Months
                                   2002     2001      2002      2001
                                             (In millions)
Denominator for basic earnings per
 share:
  Weighted average common shares
   outstanding                      53.7     49.3      51.8      49.3
Dilutive effect of:
  Equity purchase contracts            -        -         -         -
  Stock options                        -        -       0.1         -
                                   -----    -----     -----     -----
Denominator for diluted earnings
 per share                          53.7     49.3      51.9      49.3
                                   =====    =====     =====     =====

NOTE C - COMPREHENSIVE INCOME

Comprehensive income consists of:

                                      Third Quarter        First Nine
                                                             Months
                                      2002     2001      2002      2001
                                                (in millions)
Net income                             $ 15    $  44    $  34     $   83
Other comprehensive income, net of
  income taxes:
 Effect of adopting SFAS No. 133-
   Unrealized losses on held-to-
    maturity securities re-designated
    as available-for-sale securities      -        -        -        (16)
   Unrealized losses on derivative
    instruments classified as cash
    flow hedges                           -        -        -         (4)
                                      -----    -----    -----      -----
                                          -        -        -        (20)
 Unrealized gains (losses) on:
   Available-for-sale securities          1        5        -         32
   Derivative instruments                (2)       1       (2)         1
   Currency translation adjustments      (1)      (3)      (7)        (1)
                                      -----    -----    -----      -----
Other comprehensive income               (2)       3       (9)        12
                                      -----    -----    -----      -----
Comprehensive income                   $ 13    $  47     $ 25     $   95
                                      =====    =====    =====      =====


At third quarter-end 2002, the aggregate fair value of all derivative instruments was a $9 million liability, consisting of a $9 million liability for an interest rate swap and an offsetting $1 million asset and a $1 million liability related to linerboard and OCC derivatives. During the third quarter 2002, neither the ineffective portion of these derivative instruments charged to earnings nor the amounts reclassified from other comprehensive income into earnings was material.

NOTE D - SEGMENT INFORMATION

The company has three reportable segments: Paper, Building
Products and Financial Services.

                                             Building    Financial    Corporate
(in millions)                        Paper   Products    Services     and Other     Total
For the third quarter 2002
Revenues from external customers    $  672    $  202    $  294         $    -     $ 1,168
Depreciation, depletion and
   amortization                         38        16         9              3          66
Operating income                        14        12        44             (8)         62
Financial Services, net
   interest income                       -         -        95              -          95
-----------------------------------------------------------------------------------------
For the first nine months 2002 or
at third quarter end 2002
---------------------------------
Revenues from external customers    $1,932    $  610    $  856         $    -     $ 3,398
Depreciation depletion and
  amortization                         115        46        26              5         192
Operating Income                        65        43       115            (39)<Fa>    184
Financial Services, net
  interest income                        -         -       278              -         278
Total assets                         2,681     1,188    17,830             46      21,745
Goodwill                               177         -       141              -         318
-----------------------------------------------------------------------------------------
For the third quarter 2001
--------------------------
Revenues from external customers    $  534    $  202    $  321         $    -     $ 1,057
Depreciation, depletion and
   amortization                         30        17         6              1          54
Operating income                        31        17        43             (3)<Fb>     88
Financial Services, net
   interest income                       -         -        99              -          99
-----------------------------------------------------------------------------------------
For the first nine months 2001 or
at third quarter end 2001
---------------------------------
Revenues from external customers    $1,575    $  561    $1,036         $    -      $3,172
Depreciation, depletion and
   amortization                         89        48        29              4         170
Operating income                        80        17       134            (20)<Fb>    211
Financial Services, net
   interest income                       -         -       303              -         303
Total assets                         1,738     1,160    14,948             40      17,886
Goodwill                                53         -       124              -         177
-----------------------------------------------------------------------------------------

<Fa> Includes other expense of $13 million, of which $7 million is related to the severance and write-off of technology investments, which applies to the Financial Services Group, and $6 million related to the repurchase of notes sold with recourse, which applies to the Paper Group.

<Fb> Includes other expense of $15 million, of which $11 million applies to the Paper Group and $4 million to corporate, and other income of $20 million, which applies to the Building Products Group.

NOTE E - CONTINGENCIES

As previously disclosed, Gaylord Container Corporation and Gaylord Chemical Corporation entered into a settlement agreement with respect to claims arising out of an October 23, 1995 rail tank car explosion in Bogalusa, Louisiana. The settlement agreement was extended during the second quarter 2002, and a hearing for preliminary approval of the settlement is expected to be scheduled by year-end 2002.

As previously disclosed, the paper group is involved in a contract dispute with Southern California Edison related to the group's co-generation facility in Ontario, California. The paper group has collected all amounts due to it under its power purchase contract with Southern California Edison. The parties, however, remain in litigation concerning, among other things, termination of their contract and the rights of the paper group to sell its excess generating capacity to third parties.

On July 22, 2002, a delivery driver for a chemical supply company overfilled a storage tank for caustic soda at a Gaylord Container Corporation converting facility in Tipton, Indiana. The excess caustic soda drained through an overflow pipe into the city sewer system, resulting in a temporary shutdown of the city wastewater treatment plant and killing approximately 2,000 fish in a local creek. Gaylord has removed the fish, assisted in restoring operations at the wastewater treatment plant, and taken other corrective actions to assure no ongoing effect to human health or the environment. The incident is being investigated by the U.S. Environmental Protection Agency and the Indiana Department of Natural Resources, with the cooperation of the company. At this time, the company is not able to predict whether Gaylord will be subject to any monetary sanctions arising out of this incident or the amount of any such monetary sanctions.

As previously disclosed, the plaintiffs in the Winoff antitrust litigation, in which the company's subsidiaries, Inland Paperboard and Packaging, Inc. and Gaylord, and eight other containerboard producers are defendants, moved to certify a class of all persons in the United States who purchased corrugated containers directly from any of the defendants during the period at issue. The trial court granted plaintiffs' motion on September 4, 2001, but modified the proposed class to exclude those purchasers whose prices were "not tied to the price of linerboard." The United States Court of Appeals for the Third Circuit accepted review of the decision to certify the class and recently upheld the trial court's ruling. Decisions regarding whether to appeal this ruling further have not yet been made.
The case is currently set for trial in April 2004. The company believes that the plaintiffs' allegations have no merit and intends to continue to defend against the suit vigorously. The company does not believe that the outcome of this litigation would have a material adverse effect on its financial position, results of operations, or cash flow.

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

NOTE F - ACQUISITIONS

On February 28, 2002, the company completed tender offers for Gaylord Container Corporation's common stock and senior and senior subordinated notes. On April 5, 2002, the company acquired the remainder of Gaylord's outstanding common stock.
The results of Gaylord's operations have been included in the company's income statement since the beginning of March 2002.
The cash purchase price to acquire Gaylord was $598 million including $44 million in termination and change in control payments and $17 million in advisory and professional fees. Proceeds from a $900 million Credit Agreement (the bridge financing facility) were used to fund the cash purchase and to pay off the assumed bank debt of $285 million. The company paid $12 million in fees to the lending institutions for this facility, which was funded from the bridge financing facility. The bridge financing facility was repaid during May 2002 using proceeds from sales of the company's securities described in Note H.

The purchase price will be allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The allocation of the purchase price will be based upon independent appraisals and other valuations and will reflect finalized management intentions. It is expected that the final allocations will be completed by first quarter-end 2003. The final allocations will probably differ from those currently assumed. Changes, if any, to the fair value of property and equipment will impact the amount of depreciation to be reported. Goodwill from this acquisition is allocated to the paper group.
It is anticipated that all of the goodwill will be deductible for income tax purposes.

On September 20, 2002, the company permanently closed the Antioch, California recycle linerboard mill obtained in the acquisition of Gaylord. During second quarter 2002, the company established accruals for the estimated costs to be incurred in connection with this closure. The allocation of the purchase price includes these accruals, aggregating $30 million, which consists of $3 million for involuntary employee terminations, $7 million for contract termination penalties, $8 million for environmental compliance and $12 million for demolition. It is expected that any differences between these estimates and the ultimate amount incurred will be reflected as an adjustment of goodwill. As a result, these costs will not affect current operating income.

The preliminary allocations of the purchase price were updated during the third quarter 2002 to reflect current appraisal information. As a result, adjustments were made during the third quarter 2002 to increase goodwill $13 million resulting in a third quarter-end balance of goodwill related to the acquisition of Gaylord of $130 million. The offset was to adjust the carrying value of the acquired assets and liabilities including a $10 million decrease of property and equipment. These changes and other refinements in valuations of property and equipment resulted in a $5 million decrease in depreciation expense for the third quarter 2002.

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

The following unaudited pro forma information assumes these three acquisitions and related financing occurred at the beginning of 2002 and 2001 (in millions except per share):

                                Three Months        Nine Months
                              Ended September     Ended September
                               2002      2001     2002       2001
Parent company revenues       $  874    $  966   $ 2,685    $ 2,800
Income from continuing
  operations                  $   15    $   31   $    35    $    70


Per diluted share
  Income from continuing
   operations                 $ 0.28    $ 0.58   $  0.67    $  1.30


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

During February 2002, the financial services group acquired an insurance agency for $6 million cash and a potential earn-out payment of $2 million based on revenue growth. The purchase price was allocated to acquired assets and liabilities based on their fair values with $4 million allocated to goodwill.
During September 2002, the financial services group acquired $374 million in deposits and a five-branch network in Northern California for a purchase price of $9 million. The purchase price was allocated to the acquired assets and liabilities based on their estimated fair values with $12 million allocated to goodwill. Pro forma results of operations assuming these acquisitions took place at the beginning of 2002 would not be materially different from those reported.

NOTE G - DISCONTINUED OPERATIONS

In conjunction with the acquisition of Gaylord, the company announced that it intended to sell several non-strategic assets and operations obtained in the Gaylord acquisition including the retail bag business, the multi-wall bag business and kraft paper mill and the chemical business. The retail bag business was sold during May 2002. During October 2002, the company signed a letter of intent to sell the multi-wall bag business and the kraft paper mill. The sale is expected to close by year-end 2002. The assets and liabilities of the discontinued operations have been adjusted to their estimated realizable values and are identified in the balance sheet as discontinued operations. Through first quarter 2003, differences between estimated net realizable value and their actual value will be reflected as an adjustment to goodwill. The operating results and cash flows of these operations are classified as discontinued operations and are excluded from income from continuing operations and business segment information for the paper group.

At third quarter-end 2002, the carrying value of discontinued operations includes $50 million of property and equipment and $1 million of working capital. Revenues from discontinued operations for third quarter 2002 and first nine months 2002 were $37 million and $106 million. The discontinued operations broke-even for third quarter 2002 and incurred a loss of $1 million for first nine months 2002.

NOTE H - FINANCING TRANSACTIONS

During May 2002, the company sold 4.1 million shares of common stock at $52 per share, and issued $345 million of Upper DECS units and $500 million of 7.875% Senior Notes due 2012. Total proceeds from these offerings were $1,060 million, before expenses of $28 million. The net proceeds from these offerings were used to repay the bridge financing facility and other borrowings. As a result of the early repayment of these borrowings, approximately $11 million of unamortized debt financing fees was charged to other expense.

The Upper DECS units consist of $345 million of 6.42% Senior
Notes due in 2007 and contracts to purchase common stock.   The
interest rate on the Upper DECS senior notes will be reset during February 2005. The purchase contracts represent an obligation to purchase by May 2005, shares of common stock based on an aggregate purchase price of $345 million. The actual number of shares that will be issued on the stock purchase date will be determined by a settlement rate that is based on the average market price of the company's common stock for 20 days preceding the stock purchase date. The average price per share will not be less than $52, in which case 6.635 million shares would be issued, and will not be higher than $63.44, in which case 5.438 million shares would be issued. If a holder elects to purchase shares prior to May 2005, the number of shares that would be issued will be based on a fixed price of $63.44 per share (the settlement rate resulting in the fewest number of shares issued to the holder) regardless of the actual market price of the shares at that time. Accordingly, if the purchase contracts had been settled at third quarter-end 2002, the settlement rate would have resulted in the issuance of 5.438 million shares of common stock. The purchase contracts also provide for contract adjustment payments at an annual rate of 1.08 percent. The present value of the contract adjustment payments was recorded as a liability at the time the Upper DECS were sold.

The $500 million of 7.875% Senior Notes due 2012 were sold at
99.289 percent of par. The notes bear interest at an annual effective rate of 7.98 percent.

NOTE I - OTHER OPERATING EXPENSE

Other operating expense for the first nine months ended 2002 includes a $6 million charge related to promissory notes previously sold with recourse. In connection with the 1998 sale of the company's Argentine box plant, the company received $11 million in promissory notes repayable in U.S. dollars, which were subsequently sold with recourse to a financial institution. During May 2002, the borrower notified the financial institution that Argentine legislation enacted as a result of that country's currency crisis requires the borrower to repay these promissory notes in Argentine pesos at a specified exchange rate, which is less favorable to the company than the current exchange rate. During June 2002, the company purchased these notes from the financial institution at their unpaid principal balance of $6 million. Based on current exchange rates these notes and related prepaid interest totaling $7 million have a U.S. dollar value of $1 million. The difference of $6 million was charged to other operating expense in second quarter 2002.

NOTE J - ACCOUNTING PRONOUNCEMENTS

Goodwill
Beginning January 2002, the company adopted Statement of Financial Accounting Standards (FAS) No. 142, Goodwill and Other
Intangible Assets. Under this statement, amortization of goodwill and other indefinitely lived intangible assets is precluded but is periodically measured for impairment.

The cumulative effect of adopting this statement was to reduce first nine months 2002 net income by $11 million, or $0.22 per diluted share, for an $18 million goodwill impairment associated with the paper group's pre-2001 specialty packaging acquisitions. Under this statement, impairment is measured based upon the present value of future operating cash flows while under the prior methodology impairment was measured based upon undiscounted future cash flows.

At third quarter-end 2002, the company has $324 million of indefinitely lived intangible assets, which are not subject to amortization, including $318 million of goodwill and $6 million of trademarks. Based upon the most recent preliminary allocation of the Gaylord purchase price, the company has now assigned $130 million to goodwill. The actual allocations will probably differ from those assumed and could give rise to intangible assets with finite or indefinite useful lives other than goodwill. Any intangible assets with finite useful lives will be amortized. At third quarter-end 2002, the company has $12 million of core deposit intangible assets, which are being amortized at the rate of $2 million per year and $3 million of other finite lived intangible assets, which are being amortized over a five year period.

The effects of not amortizing goodwill and trademarks in periods prior to the adoption of this statement follows (in millions, except per share):

                                Third Quarter    First Nine Months
                                2002     2001     2002      2001
Income from continuing
  operations
   As reported                  $  15    $  44    $  46      $  85
   Goodwill and trademark
     Amortization, net of tax       -        2        -          6
                                 ----     ----     ----       ----
   As adjusted                  $  15    $  46    $  46      $  91
                                 ====     ====     ====       ====

Per diluted share
   As reported                  $0.28    $0.90    $0.89      $1.72
   Goodwill and trademark
     Amortization, net of tax       -     0.04        -       0.12
                                 ----     ----     ----       ----
   As adjusted                  $0.28    $0.94    $0.89      $1.84
                                 ====     ====     ====       ====

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

Accounting for Costs Associated with Exit or Disposal Activities Beginning with the first quarter 2003, the company will be required to adopt FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Under this statement, liabilities for costs associated with an exit or disposal activity, including restructurings, are to be recognized when the liability is incurred and can be measured at estimated fair value. The company believes that the effect on earnings or financial position of adopting this statement will not be material.

Accounting for Acquisitions of Certain Financial Institutions Beginning with acquisitions of certain financial institutions effected after October 1, 2002, the company will be required to apply the provisions of FAS No. 147, Acquisitions of Certain Financial Institutions-an amendment of FAS Statements No. 72 and 144 and FASB Interpretations No. 9. The principal effect of this statement is the clarification of what constitutes the acquisition of a business and that such acquisitions should be accounted for in accordance with the provisions of FAS 141, Business Combinations, and FAS 142, Goodwill and Other Intangible Assets. It also includes within the scope of FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, intangible assets customarily recognized in acquisitions of financial institutions. The company believes that the effect on earnings or financial positions of adopting this statement will not be material.


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

     Temple-Inland acquired effective control of Gaylord Container Corporation and began consolidating the results of Gaylord at the beginning of March 2002. Temple-Inland also acquired a box plant in Puerto Rico during March 2002 and certain assets of Mack Packaging Group, Inc. during May 2002. Also during May 2002, Temple-Inland sold 4.1 million shares of common stock and issued $345 million of Upper DECS units and $500 million of Senior Notes. These transactions significantly increased the assets and operations of Temple-Inland and its paper group and changed the capital structure of Temple-Inland. As a result, third quarter 2002 financial information is not readily comparable to prior periods.

     A summary of the results of operations by business segment follows.

                                       Third Quarter       First Nine Months
                                      2002       2001       2002       2001
                                     (in millions, except per share amounts)
Revenues
Paper                                $  672    $   534    $1,932     $  1,575
Building Products                       202        202       610          561
Financial Services                      294        321       856        1,036
                                       ----       ----      ----         ----
   Total revenues                    $1,168    $ 1,057    $3,398     $  3,172
                                       ====       ====      ====         ====
Income
Paper                                $   14    $    31    $   65     $     80
Building Products                        12         17        43           17
Financial Services                       44         43       115          134
                                       ----       ----      ----         ----
   Segment operating income              70         91       223          231
Corporate and other                      (8)        (8)      (26)         (25)
Other income (expense)                    -          5       (24)           5
Parent company interest                 (36)       (23)      (97)         (76)
                                       ----       ----      ----         ----
   Income from continuing
     operations before taxes             26         65        76          135
Income taxes                            (11)       (21)      (30)         (50)
                                       ----       ----      ----         ----
   Income from continuing
     operations                          15         44        46           85
Discontinued operations                   -          -        (1)           -
Effect of accounting change               -          -       (11)          (2)
                                       ----       ----      ----         ----
   Net income                        $   15    $    44    $   34     $     83
                                       ====       ====      ====         ====

Per diluted share
Income from continuing operations    $ 0.28    $  0.90    $ 0.89     $   1.72
Discontinued operations                   -          -     (0.02)           -
Effect of accounting change               -          -     (0.21)       (0.04)
                                       ----       ----      ----         ----
Net income                           $ 0.28    $  0.90    $ 0.66     $   1.68
                                       ====       ====      ====         ====

Average diluted shares outstanding     53.7       49.3      51.9         49.3
                                       ====       ====      ====         ====


     Unless otherwise noted, increases or decreases refer to third quarter 2002 amounts compared with third quarter 2001 amounts and first nine months 2002 amounts compared with first nine months 2001 amounts. Third quarter and first nine months 2001 amounts have been reclassified to conform to current year classifications.

For the quarter ended September 2002

Paper
     Operating income was $14 million, down $17 million. Effects of the weak economy on corrugated container and linerboard pricing and shipments, an increase in the cost of old corrugated containers (OCC) and mill operating issues more than offset the benefits from the inclusion of the acquired operations. Due to the integration of the acquired operations, the incremental effects on revenues and operating income associated with acquisitions cannot be readily determined.

     Revenues were $672 million, up 26 percent. This increase was primarily due to the inclusion of the acquired operations, offset in part by lower prices and shipments. Average corrugated container prices were down 4 percent and box shipments were down
3 percent compared with pro forma shipments (including Gaylord) for the third quarter 2001. Corrugated container prices and shipments were adversely affected by the weak economy. Average linerboard prices were down 8 percent and linerboard shipments were down 25 percent. Linerboard markets continue to be adversely affected by the weak economy and increased offshore capacity.

     Revenues were down 4 percent compared with second quarter 2002 primarily due to a 3 percent decrease in box shipments. Average corrugated container prices were flat. Linerboard prices were up 2 percent and shipments were down 4 percent. A $25 per ton increase in linerboard prices was implemented in third quarter 2002. An increase in box prices began to be implemented in September 2002.

     Costs, which include production, distribution and administrative costs and expenses, were $658 million, up 31 percent primarily due to the inclusion of the acquired operations. Other factors increasing costs included higher OCC costs, up $12 million, higher pension costs, up $4 million, and mill maintenance expense, up $4 million. Factors decreasing costs included lower energy costs, down $1 million, less goodwill amortization, down $1 million, and lower expenses associated with the specialty packaging operations. The cost of OCC, which accounted for 41 percent of the paper group's fiber requirements in the quarter, was up 74 percent. OCC prices, however, began to decline in August 2002 and this downward trend has continued. Average OCC prices were $122 per ton in third quarter 2002, $70 per ton in third quarter 2001 and $102 per ton in second quarter 2002. Costs were down 2 percent compared with second quarter 2002 primarily due to decreases in depreciation and administrative expenses. Depreciation expense was down $5 million due to adjustments and refinements in the valuations of the property and equipment obtained in the Gaylord acquisition. Administrative expense was down $2 million from second quarter 2002 resulting from the elimination of the majority of Gaylord's corporate staff during second quarter 2002.

     The mills operated at 89 percent of rated capacity. Mill production was 864,000 tons. Of the mill production, 85 percent was used by the corrugated packaging operations; the remainder was sold in the domestic and export markets. Production was curtailed by 111,000 tons due to market, maintenance and operational reasons compared with third quarter 2001 curtailments of 71,000 tons and second quarter 2002 curtailments of 108,000 tons. The paper group may curtail more production in future quarters for these reasons. The paper group anticipates taking the annual maintenance outage at the Bogalusa linerboard mill during December 2002.

     Market conditions continue to be weak for gypsum facing paper. As a result, the paper group's Premier Boxboard Limited LLC joint venture continues to produce some corrugating medium, of which the paper group purchased 52,000 tons during the quarter. It is uncertain when market conditions for lightweight gypsum facing paper will improve to levels that eliminate the venture's need to produce corrugating medium.

     On September 20, 2002, the paper group permanently closed the 425,000 ton per year capacity recycled linerboard mill in Antioch, California, obtained in the Gaylord acquisition.

     During October 2002, the company signed a letter of intent to sell the non-strategic multi-wall bag business and the kraft paper mill obtained in the Gaylord acquisition for approximately $40 million. The sale is expected to close by year-end 2002. Anticipated proceeds from this sale, coupled with proceeds from previous sales of other non-strategic assets and operations obtained in the Gaylord acquisition, are expected to approximate $100 million, the majority of which is expected to be collected by year-end 2002.

Building Products

     Operating income was $12 million, down $5 million.
Improvements in gypsum pricing and shipments were more than offset by declines in lumber and particleboard prices and sales of high-value land.

     Building products' revenues were flat at $202 million. Average prices for lumber were down 12 percent and particleboard prices were down 13 percent. Average prices for MDF were up slightly and gypsum prices were up 23 percent. Shipments for all products were up with lumber shipments up 2 percent, particleboard up 7 percent, MDF up 22 percent and gypsum up 4 percent. The ongoing initiative to sell high-value land contributed $1 million in operating income for the quarter, down $7 million.

     Compared with second quarter 2002, revenues were down 7 percent. Average prices for lumber were down 10 percent, MDF prices were up 4 percent and gypsum prices were down 3 percent. Average prices for particleboard were down slightly. Lumber shipments were flat, particleboard shipments were down 7 percent, and MDF shipments were down 14 percent. Gypsum shipments were up 3 percent. Industry over-capacity continues to hamper lumber, MDF and particleboard product pricing and volumes. The contribution to operating income of sales of high-value lands was $1 million, down $4 million.

     Costs, which include production, distribution and administrative costs and expenses, were $190 million, up 3 percent. Increased production volumes were partially offset by lower energy costs, down $3 million. Compared with second quarter
2002, costs were down 4 percent primarily due to lower production volumes.

     Production in the various product lines was curtailed to varying degrees during third quarter 2002 to match customer demand. Production in the various product lines averaged from a low of 77 percent to a high of 82 percent of capacity. The building products group's joint venture operations also experienced production curtailments during third quarter 2002. The building products group and its joint venture operations may curtail more production in future quarters for this reason.

     The Del-Tin Fiber LLC MDF joint venture in El Dorado, Arkansas, continues to experience production and cost issues. Deltic Timber Corporation, the partner in this venture, announced its intentions to evaluate strategic alternatives for its one-
half interest in the venture.   It is uncertain what effects this
will have on the joint venture or its operations. The building products group has $14 million invested in this venture and has agreed to provide up to $55 million of venture production and other support obligations.

Financial Services

Operations

     Operating income was $44 million, up $1 million. The $11 million increase in noninterest income was partially offset by a $4 million decrease in net interest income and a $6 million increase in noninterest expense. Revenues, consisting of interest and noninterest income, were $294 million, down 9 percent. The reduction in revenues was due to lower interest income, down $38 million, partially offset by an $11 million increase in non-interest income.

     During the third quarter, the financial services group acquired $374 million in deposits and a five-branch network in Northern California for a purchase price of $9 million. In connection with this acquisition, the financial services group recognized $12 million of goodwill.

     Changes in operating income are discussed below.


  (in millions)                      Third Quarter
                                  2002          2001
  Net interest income           $      95    $     99
  Provision for loan losses            (8)         (8)
  Noninterest income                   97          86
  Noninterest expense                (140)       (134)
                                    -----       -----
  Operating income              $      44    $     43
                                    =====       =====

     Net interest income was $95 million, down $4 million. Interest income was down $38 million and interest expense was down $34 million due primarily to the lower interest rate environment. If the downward trend in interest rates continues, it is likely that net interest income will continue to be adversely affected. In addition, the mix of interest income and interest expense changed. Interest income from loans currently represents 73 percent of total interest income compared with 81 percent and interest income from securities currently represents 27 percent of total interest income compared with 19 percent. Interest expense from deposits currently represents 57 percent of total interest expense compared with 68 percent and interest expense from borrowings currently represents 43 percent of total interest expense compared with 32 percent.

     The provision for loan losses was $8 million. The provision was largely the result of continued weakness in the economy.
Both the senior housing and commercial and business portfolios continue to show some weaknesses. The commercial and business loans are primarily asset-based and equipment leasing relationships.

     Noninterest income, which consists primarily of income from mortgage banking, real estate and insurance activities, loan related fees, service charges on deposits, and alternative investment sales, was $97 million, up 13 percent. The increase was due to increased mortgage originations, resulting in a $20 million increase in related income, and continued focus on fee-based products, resulting in a $2 million increase in service charges on deposits, and a $2 million increase in annuity sales
income.   The increase in mortgage originations resulted from
continued high levels of refinance activities. These increases were partially offset by a $12 million decline in income from mortgage loan servicing activities and a $2 million decline in income from real estate operations. The decline in income from mortgage loan servicing activities was the result of a significant increase in amortization of mortgage servicing rights and a $7 million increase in the impairment reserve for mortgage servicing rights due to the high levels of refinance activity.

     Noninterest expense was $140 million, up 4 percent. The increase was due to increased single-family mortgage production resulting in a $19 million increase in mortgage-related salary, commissions, benefits and other expense. This increase was partially offset by a $2 million decrease in non-mortgage related salary and benefits, a $2 million decrease in professional services, a $1 million decrease in marketing expense, a $5 million decrease in other general and administrative expense and a $2 million decrease in goodwill amortization.

     Compared with second quarter 2002, operating income was up $7 million, due principally to a $4 million increase in net interest income, a $7 million decrease in provision for loan losses and a $3 million increase in noninterest income; partially offset by a $7 million increase in noninterest expense.

Earning Assets

     Earning assets include cash equivalents, mortgage loans held for sale, securities and loans. At third quarter-end 2002, cash equivalents, mortgage loans held for sale, securities and residential loans comprised 74 percent of total earning assets, compared with 68 percent at third quarter-end 2001 and 71 percent at second quarter-end 2002.

     Securities, which include mortgage-backed and other securities, were $5.8 billion, up 104 percent and up 19 percent compared with second quarter-end 2002. This growth is the result of an increased focus on single-family mortgage assets.

     Loans were $9.9 billion compared with $10.2 billion at third quarter-end 2001 and $9.7 billion at second quarter-end 2002.
The decrease in the loan portfolio from third quarter-end 2001 is primarily due to declines in the single-family mortgage, multi-family and senior housing, and commercial real estate portfolios; partially offset by increases in the single-family mortgage warehouse and commercial and business portfolios. The increase in the loan portfolio from second quarter-end 2002 is primarily due to increases in the single-family mortgage, mortgage warehouse and construction portfolios; partially offset by declines in the multi-family and senior housing, commercial real estate and commercial and business portfolios.

     A summary of loans by major category follows:

                                           Third         Second
                                          Quarter        Quarter

  (in millions)                        2002      2001       2002
  Single-family mortgage             $ 2,100   $ 2,233    $ 1,997
  Single-family mortgage warehouse       454       389        298
  Single-family construction           1,090     1,070        988
  Multifamily and senior housing       1,891     2,008      1,936
                                     ----------------------------
     Total                           $ 5,535   $ 5,700    $ 5,219
  Commercial real estate               2,310     2,653      2,419
  Commercial and business              1,825     1,646      1,882
  Consumer and other                     215       247        223
                                     ----------------------------
                                       9,885    10,246      9,743
  Less allowance for loan losses        (141)     (135)      (135)
                                     ----------------------------
                                     $ 9,744   $10,111    $ 9,608
                                     ============================

     Single-family mortgages are made to owners to finance the purchase of a home. Single-family mortgage warehouse provides funding to mortgage lenders to support the flow of loans from origination to sale. Single-family construction finances the development and construction of single-family homes, condominiums and town homes, including the acquisition and development of home lots. Multifamily and senior housing loans are for the development, construction and lease up of apartment projects and housing for independent, assisted and memory-impaired residents.

     The commercial real estate portfolio provides funding for the development, construction and lease up primarily of office, retail and industrial projects and is geographically diversified among 23 states and 38 market areas. The commercial and business portfolio finances business operations and is primarily comprised of asset-based and middle-market loans and direct financing leases on equipment. The consumer and other portfolio is primarily composed of loans secured by second liens on single-family homes.

Asset Quality and Allowance for Loan Losses

     Several key measures are used to evaluate and monitor the asset quality of the financial services group. These measures include the level of loan delinquencies, nonperforming loans and nonperforming assets.


(dollars in millions)                         Third          Second
                                              Quarter        Quarter
                                           2002      2001      2002
Accruing loans past due 30 - 89 days      $ 116     $ 155     $  81
Accruing loans past due 90 days or more       9        18         -
                                          -----     -----     -----
Accruing loans past due 30 days or more   $ 125     $ 173     $  81
                                          =====     =====     =====
Nonaccrual loans                          $ 109     $ 140     $ 179
Restructured loans                            -         -         -
                                          -----     -----     -----
    Nonperforming loans                     109       140       179
Foreclosed property                           8         2         7
                                          -----     -----     -----
    Nonperforming asses                   $ 117     $ 142     $ 186
                                          =====     =====     =====

Allowance for loan losses                 $ 141     $ 135     $ 135
Net charge-offs                           $   2     $   8     $  16

Nonperforming loan ratio                   1.11%     1.37%     1.84%
Nonperforming asset ratio                  1.19%     1.39%     1.91%
Allowance for loan losses/total loans      1.42%     1.32%     1.39%
Allowance for loan losses/nonperforming
 loans                                   128.71%    96.22%    75.48%
Annualized year to date net charge
 offs/average loans                        0.49%     0.30%     0.68%


     The decrease in the level of nonaccrual loans was primarily due to payoffs and upgrades of certain large loans in the senior housing portfolio.

     The allowance for loan losses is comprised of specific allowances (assessed for loans that have known credit weaknesses), general allowances and an unallocated allowance. At third quarter-end 2002, the unallocated allowance for loan losses was $42 million, up $7 million. Compared with second quarter-end 2002, the unallocated allowance for loan losses was up $10 million, due primarily to the potential impact on borrowers of continued uncertain economic conditions.

     Third quarter 2002 charge-offs were $6 million, offset by recoveries of $4 million. The charge-offs related primarily to certain loans in the commercial and business portfolio and the recoveries related primarily to certain loans in the senior housing portfolio.

Mortgage Banking Activities

     Mortgage loan originations were $2,893 million, up $1,213 million. The increase was due to the mortgage origination operations acquired during the third quarter 2001 and the high level of refinance activity resulting from the lower interest rate environment. The mortgage bank delivers its loans originated for sale into securities or sells them to third parties in whole loan form. The only interest retained, if any, on loans originated for sale is mortgage servicing rights. During third quarter 2002, the allocated value of loans delivered into securities and loans sold in whole loan form was $2,542 million. The financial services group recognized gains from these activities of $26 million, up
$9 million.  The financial services group serviced 106,067
mortgage loans with an aggregate principal balance of $10.4 billion at third quarter-end 2002, compared with 123,287 mortgage loans with an aggregate principal balance of $10.8 billion at third quarter-end 2001.

Corporate and Parent Company Interest

     Parent company interest expense was $36 million, up $13 million due to an increase in debt and an increase in interest rates incurred. Long-term debt was up $629 million, primarily due to the acquisition of Gaylord offset in part by a reduction in other borrowings. In addition, the parent company effected a number of financing transactions during second quarter 2002 that lengthened debt maturities and reduced reliance on short-term borrowings. As a result, the average interest rate incurred on debt increased. The average interest rate incurred was 6.97 percent at third quarter-end 2002 compared with 5.93 percent at third quarter-end 2001 and 6.19 percent at second quarter-end 2002.

Income Taxes

     The effective tax rate was 42 percent compared with 39 percent in the first and second quarter 2002. This reflects the effect of adjusting the estimated annual effective tax rate from 39 percent to 40 percent based on current expectations of income and expenses for the year 2002. The effective tax rate for the third quarter 2001 was 32 percent due to the one-time tax benefit of $8 million related to the sale of the box plant in Chile. Without that one-time benefit the effective tax rate for the third quarter 2001 would have been 41.5 percent.

Average Shares Outstanding

     As reported average diluted shares outstanding were 53.7 million, up 9 percent due to the May 2002 sale of 4.1 million shares of common stock.

For the nine months ended September 2002

Paper

     Operating income was $65 million, down $15 million. The benefits from the inclusion of the acquired operations and lower energy prices were partially offset by the effects of the weak economy on corrugated container and linerboard pricing and shipments and an increase in the cost of OCC. Due to the integration of the acquired operations, the incremental effects on revenues and operating income associated with acquisitions cannot be readily determined.

     Revenues were $1,932 million, up 23 percent, primarily due to the inclusion of the acquired operations. Adjusted to include the acquired operations, average corrugated container prices and shipments were down 3 percent. Corrugated container prices and shipments were adversely affected by the weak economy. Adjusted to include the acquired operations, average linerboard prices were down 10 percent and linerboard shipments were down 9 percent. Linerboard markets continue to be adversely affected by the weak economy and increased offshore capacity.

     Costs, which include production, distribution and administrative costs and expenses, were $1,867 million, up 25 percent primarily due to the inclusion of the acquired operations. Other factors increasing cost included higher OCC costs, up $19 million, and higher pension costs, up $12 million. Factors decreasing cost included lower energy costs, down $31 million, less goodwill amortization, down $3 million, and lower expenses associated with the specialty packaging operations.

     The mills operated at 88 percent of capacity. Mill production was 2,342,000 tons. Of the mill production, 84 percent was used by the corrugated packaging operations; the remainder was sold in the domestic and export markets. Production was curtailed by 327,000 tons due to market, maintenance and operational reasons compared with first nine months 2001 curtailments of 362,000 tons.

     The paper group's Premier Boxboard Limited LLC joint venture continues to produce corrugating medium, of which the paper group purchased 134,000 tons during the first nine months 2002 compared with 128,000 tons during the first nine months 2001.

Building Products

     Operating income was $43 million, up $26 million. Improvements in shipments for all products, higher MDF and gypsum pricing, and improvements at the company owned MDF facilities contributed to the increase in operating income. Operating income continued to benefit from the ongoing initiatives to sell high-value lands.

     Revenues were $610 million, up 9 percent. Average prices were down 7 percent for lumber and 13 percent for particleboard.

Average prices were up 3 percent for MDF and 35 percent for gypsum. Shipments for all products were up with lumber shipments up 8 percent, particleboard up 10 percent, MDF up 9 percent and gypsum up 11 percent. The ongoing initiative to sell high-value land contributed $14 million in operating income for the first nine months 2002, up $1 million.

     Costs, which include production, distribution and administrative costs and expenses, were $567 million, up 4 percent. Higher pension costs, up $3 million and increased production volume offset lower energy costs, down $7 million.

     Production was curtailed to varying degrees in all product lines to match customer demand. Production in the various product lines averaged from a low of 75 percent to a high of 96 percent of capacity. The building products group's joint venture operations also experienced production curtailments during the first nine months 2002. The building products group and its joint venture operations may curtail production in the future for these and other reasons.

Financial Services

     Operating income was $108 million, down $26 million. The $25 million decrease in net interest income and the $38 million increase in noninterest expense were partially offset by a $35 million increase in noninterest income and a $2 million decrease in the provision for loan losses. Revenues, consisting of interest and noninterest income, were $856 million, down 17 percent. The reduction in revenues was due to lower interest income, down $215 million, partially offset by a $35 million increase in noninterest income.

     Changes in operating income are discussed below.

  (in millions)                     First Nine Months
                                     2002      2001

  Net interest income              $   278    $    303
  Provision for loan losses            (37)        (39)
  Noninterest income                   284         249
  Noninterest expense                 (417)       (379)
                                     -----       -----
  Operating income                 $   108    $    134
                                     =====       =====

     Net interest income was $278 million, down $25 million. Interest income was down $215 million and interest expense was down $190 million due primarily to the lower interest rate environment. If the downward trend in interest rates continues, it is likely that net interest income will continue to be adversely affected. In addition, the mix of interest income changed and interest expense changed. Interest income from loans currently represents 75 percent of total interest income compared with 80 percent and interest income from securities currently represents 25 percent of total interest income compared with 20 percent. Interest expense from deposits currently represents 62 percent of total interest expense compared with 66 percent and interest expense from borrowings currently represents 38 percent of total interest expense compared with 34 percent.

     The provision for loan losses was $37 million, down $2 million. The provision for the first nine months of 2002 largely related to certain senior housing and commercial and business loans and continued weakness in the overall economy. The commercial and business loans are primarily asset-based and equipment leasing relationships.

     Noninterest income, which consists primarily of income from mortgage banking, real estate and insurance activities, loan related fees, service charges on deposits, and alternative investment sales, was $284 million, up 14 percent. The increase was due to increased mortgage originations, resulting in a $56 million increase in related income, and continued focus on fee-based products, resulting in a $6 million increase in service charges on deposits. The increase in mortgage originations resulted from the acquisition of mortgage production operations in the last half of 2001 and continued high levels of refinance activities. These increases were partially offset by a $22 million decline in income from real estate operations and a $16 million decline in income from mortgage loan servicing activities. The decline in income from real estate operations is primarily the result of the slower economy during 2002 resulting in a reduction in real estate sales. The decline in income from mortgage loan servicing activities was the result of the sale of servicing on $8.6 billion in mortgage loans during 2001, reducing service fee income, a significant increase in amortization of mortgage loan servicing rights and a $6 million charge for impairment of mortgage loan servicing rights in 2002 due to the high levels of refinance activity.

     Noninterest expense was $417 million, up 10 percent. The increase was due to continued refinance activities and the acquisition of mortgage production operations in the last half of 2001, resulting in a $64 million increase in mortgage-related salary, commissions, benefits and other expense. This increase was partially offset by a $14 million decrease in expenses associated with real estate operations; a $4 million decrease in professional services, a $2 million decrease in marketing expense and a $6 million decrease in goodwill amortization.

Mortgage Banking Activities

     Mortgage loan originations were $6,657 million, up $2,310 million. The increase was due to the mortgage origination operations acquired during the third quarter 2001 and the high level of refinance activity resulting from the lower interest rate environment. The mortgage bank delivers its loans originated for sale into securities or sells them to third parties in whole loan form. The only interest retained, if any, on loans originated for sale is mortgage servicing rights. During the first nine months of 2002, the allocated value of loans delivered into securities and loans sold in whole loan form was $6,597 million. The financial services group recognized gains from these activities of $68 million, up
$31 million.

Corporate and Parent Company Interest

     Parent company interest expense was $97 million, up $21 million due to an increase in long-term debt and an increase in average interest rates incurred due to the shift to longer-term debt maturities and reduced reliance on variable rate debt.

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

Income Taxes

     The effective tax rate is 40 percent and is based on current expectations of income and expenses for the year 2002. The effective tax rate includes federal and state income taxes and the effects of non-deductible items. The effective tax rate for the first nine months 2001 was 37 percent and includes a one-time tax benefit of 4 percent related to the sale of the box plant in Chile.

Average Shares Outstanding

     Average diluted shares outstanding were 51.9 million, up 5 percent due to the May 2002 sale of 4.1 million shares of common stock.

Accounting Change

     The cumulative effect of adopting FAS No. 142, Goodwill and Other Intangible Assets, was to reduce net income by $11 million, net of a deferred tax benefit of $7 million.

Capital Resources and Liquidity

For the nine months ended September 2002

     The consolidated net assets invested in financial services are subject, in varying degrees, to regulatory rules and regulations including restrictions on the payment of dividends to the parent company. Accordingly, parent company and financial services capital resources and liquidity are discussed separately.

Parent Company

Operating Activities

     Cash provided by operations was $252 million.

     A $100 million dividend from the financial services group, resulting from an increase in the financial services group dividend pay out ratio, coupled with an increase in non-cash expenses more than offset increased working capital needs of $57 million and lower net income of $34 million.

Investing Activities

     Investing activities used $660 million.

     Capital expenditures were $81 million and depreciation was $164 million. Capital expenditures are expected to approximate
$130 million for the year 2002. Depreciation is expected to approximate $225 million for the year 2002.

     Cash paid for acquisitions and joint venture investments was $609 million including $569 million to acquire Gaylord and $33 million to acquire a box plant in Puerto Rico and the converting facilities of Mack Packaging Group, Inc.

     Cash received from the dispositions of Gaylord non-strategic assets and operations was $58 million, including $25 million related to working capital items.

Financing Activities

     Financing activities provided $420 million.

     Cash proceeds from the offerings of common stock, Upper DECS units and senior notes were $1,060 million before expenses of $28 million. These proceeds were used to repay the $880 million bridge financing facility and, coupled with the increase in cash from operations, used to repay $310 million in other borrowings and increase short-term investments.

     The 4.1 million shares of common stock were sold for $52 per share. The Upper DECS units consist of $345 million of 6.42% senior notes due in 2007 and contracts to purchase common stock. The interest rate on the Upper DECS senior notes will be reset during February 2005. The purchase contracts represent an obligation to purchase by May 2005, shares of common stock based on an aggregate purchase price of $345 million. The purchase contracts also provide for contract adjustment payments at an annual rate of 1.08 percent. The actual number of shares that will be issued on the stock purchase date will be determined by a settlement rate that is based on the average market price of the company's common stock for 20 days preceding the stock purchase date. The average price per share will not be less than $52, in which case 6.635 million shares would be issued, and will not be higher than $63.44, in which case 5.438 million shares would be issued. If a holder elects to purchase shares prior to May 2005, the number of shares that would be issued will be based on a fixed price of $63.44 per share (the settlement rate resulting in the fewest number of shares issued to the holder) regardless of the actual market price of the shares at that time. Accordingly, if the purchase contracts had been settled at third quarter-end 2002, the settlement rate would have resulted in the issuance of 5.438 million shares of common stock.

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

     Cash dividends paid were $50 million or $.32 per share.

Liquidity and Off Balance Sheet Financing Arrangements

     The parent company's sources of short-term funding are its operating cash flows, which include dividends received from financial services, its existing credit arrangements, and its accounts receivable securitization program. The dividends received from financial services are subject to regulatory approval and restrictions.

     At third quarter-end 2002, the parent company had $455 million in committed credit agreements and a $200 million accounts receivable securitization program. Unused capacity was $391 million under the committed credit agreements and $197 million under the accounts receivable securitization program.
The credit agreements contain terms and conditions customary for such agreements, including minimum levels of interest coverage and limitations on leverage. At third quarter-end 2002, the parent company has complied with all of the terms and conditions of its credit agreements and the accounts receivable securitization program. None of the current credit agreements or the accounts receivable securitization program are restricted as to availability based on the ratings of the parent company's long-term-debt ratings. Approximately $32 million in joint venture and subsidiary debt guarantees and funding obligations include rating triggers, which if activated would result in acceleration. The long-term debt of the parent company is currently rated
BBB/Stable by one rating agency and Baa3/Negative outlook by another rating agency.

     At third quarter-end 2002, the parent company's contractual cash payment obligations by year for total debt follows (in millions): 2002 - $32; 2003 - $80; 2004 - $105; 2005 - $142; 2006
- $102; 2007 - $413; and 2008 and thereafter - $1,095.

     During October 2002, the parent company increased its committed credit agreements to $615 million by entering into a new $400 million credit facility, canceling credit agreements scheduled to mature in 2002, and renegotiated some of its committed credit lines. Under the terms of the new $400 million credit facility, $200 million expires in 2005, with a provision to extend for one further year up to the full $200 million with the consent of the lending banks. The other $200 million expires in 2007. A $100 million bank term loan due in 2005 was pre-paid simultaneously with the closing of the new $400 million credit facility. Funding for this pre-payment came from the accounts receivable securitization program. In addition, during the quarter the maturity date of the accounts receivable securitization program was extended until August 29, 2003. Upon closing of the new credit agreement, the parent company's unused borrowing capacity under its committed credit agreements became $551 million with an additional $97 million of unused capacity available under the accounts receivable securitization program.

Financial Services

     The principal sources of cash for financial services are operating cash flows, deposits and borrowings. The financial services group uses these funds to invest in earning assets, generally loans and securities.

Operating Activities

     Cash provided by operations was $99 million.

     Cash was provided by net income of $108 million, depreciation, amortization and accretion of $64 million and provision for loan losses of $37 million; partially offset by a $78 million decrease in escrowed cash related to mortgage loans serviced for others and $34 million of originated mortgage servicing rights.

Investing Activities

     Cash used in investment activities was $1,462 million.

     Cash paid for securities purchases, net of maturities, were $1,857 million. In addition, there were $469 million of mortgage-backed securities purchased that will be settled during fourth quarter 2002. Acquisitions of banking operations, predominately deposit relationships, provided cash of $358 million, net of cash used in the acquisition of insurance operations.

Financing Activities

     Cash provided by financing activities was $1,150 million.

     Deposits decreased $168 million, net of a deposit purchase of $104 million, while borrowings increased $1,418 million. The decrease in deposits was primarily due to competitive markets.
In addition, during fourth quarter 2002, it is expected that $470 million in amortizing fixed-rate debt commitments will be used in connection with the settlement of mortgage-backed securities purchased during the third quarter 2002.

     Dividends paid to the parent company totaled $100 million.

Other

     The financial services group's short-term funding needs are met through operating cash flows, attracting new retail deposits, increased borrowings and converting assets to cash through sales or reverse repurchase agreements. Assets that can be converted to cash include short-term investments, mortgage loans held for sale and securities. At third quarter-end 2002, financial services had available liquidity of $1.8 billion. In addition, at third quarter-end 2002, commitments to originate single-family residential mortgage loans totaled $2.8 billion and commitments to sell single-family residential mortgage loans totaled $1.6 billion.

     At third quarter-end 2002, the savings bank exceeded all applicable regulatory capital requirements. The parent company expects to maintain the savings bank's capital at a level that exceeds the minimum required for designation as "well capitalized." From time to time, the parent company may make capital contributions to the savings bank or receive dividends from the savings bank. During the first nine months of 2002, the parent company made no contributions to the savings bank and received $100 million in dividends from the savings bank.

     Selected financial and regulatory capital data for the savings bank follows:

                                Third Quarter-end       Year-end
(dollars in millions)                 2002                2001
Balance sheet data
     Total assets                    $17,288           $15,251
     Total deposits                    9,504             9,369
     Shareholder's equity                951               954

                          Savings  Regulatory  For Categorization as
                            Bank    Minimum      "Well Capitalized"
Regulatory capital ratios:
     Tangible capital         6.9%    2.0%               N/A
     Leverage capital         6.9%    4.0%               5.0%
     Risk-based capital      10.8%    8.0%              10.0%


Accounting Pronouncements

     Beginning January 2002, the company adopted FAS No. 142, Goodwill and Other Intangible Assets. Under this Statement, amortization of goodwill is precluded and goodwill is periodically measured for impairment. The cumulative effect of adopting this statement was to reduce first quarter 2002 net income by $11 million or $0.22 per diluted share for an $18 million goodwill impairment associated with the paper group's specialty packaging acquisitions. The effect of not amortizing goodwill in third quarter 2001 would have been to increase operating income by $3 million and net income by $2 million or $0.04 per diluted share. The effect of not amortizing goodwill in the first nine months 2001 would have been to increase operating income by $5 million and net income by $4 million or $0.08 per diluted share.

     Beginning with the first quarter 2003, the company will be required to adopt FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Under this statement, liabilities for costs associated with an exit or disposal activity, including restructurings, are to be recognized when the liability is incurred and can be measured at estimated fair value. The company believes that the effect on earnings or financial position of adopting this statement will not be material.

     Beginning with acquisitions of certain financial institutions effected after October 1, 2002, the company will be required to apply the provisions of FAS No. 147, Acquisitions of Certain Financial Institutions-an amendment of FAS Statements No. 72 and 144 and FASB Interpretations No. 9. The principal effect of this statement is the clarification of what constitutes the acquisition of a business and that such acquisitions should be accounted for in accordance with the provisions of FAS 141, Business Combinations, and FAS 142, Goodwill and Other Intangible Assets. It also includes within the scope of FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, intangible assets customarily recognized in acquisitions of financial institutions. The company believes that the effect on earnings or financial positions of adopting this statement will not be material.

Pension Matter Expected to Affect Fourth Quarter 2002 and the
Year 2003

     Based on preliminary estimates the company expects to record a non-cash after-tax charge to shareholders' equity during fourth quarter 2002 in the range of $120 million due to changes in the funded status of its defined benefit pension plans. The actual amounts will be determined upon completion of the annual actuarial valuations. Decreases in the values of pension plan assets due to lower investment returns coupled with an increase in the present value of future pension benefits due to lower interest rates have resulted in company's defined benefit pension plans being under funded from an accounting perspective. The company's pension plans were over funded by $38 million in 2001 and are expected to be under funded in the range of $230 million as of September 2002, the annual valuation date. Under current accounting rules, the company must record a minimum pension liability equal to the excess of accumulated benefit obligations over the fair value of plan assets. The approximate $120 million after-tax effect of recognizing the minimum pension liability will be charged against other comprehensive income, a component of shareholders' equity. This charge will not affect 2002 net income or cash flow nor does the company expect it to result in any debt covenant violations.

     For the year 2002, the company expects to incur $9 million in non-cash pension expense. For the year 2003, the company expects to incur in the range of $40 million in non-cash pension expense. The increase in pension expenses is primarily due to the change in the funded status, a planned decrease in the assumed expected rate of return on plan assets from 9.0 percent to 8.5 percent and an increase in the recognition of the accumulated decline in the fair value of plan assets.

     For the years 2002 and 2003, the company expects the defined benefit plan cash funding requirements to be in the range of $2 million or less per year.

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

Statistical and other data
                                 Third Quarter        First Nine Months
                                2002        2001        2002     2001
Revenues (in millions)
Paper
  Corrugated packaging          $  606      $ 464     $ 1,743   $ 1,376
  Linerboard                        43         39         123       110
  Other                             23         31          66        89
                                 -----       ----       -----     -----
     Total Paper                $  672      $ 534     $ 1,932   $ 1,575
                                 =====       ====       =====     =====

Building Products
  Pine lumber                   $   59      $  65     $   177   $   175
  Particleboard                     43         45         133       138
  Medium density fiberboard         32         24          91        79
  Gypsum wallboard                  19         16          58        41
  Fiberboard                        18         17          52        49
  Other                             31         35          99        79
                                 -----       ----       -----     -----
     Total Building Products    $  202      $ 202      $  610   $   561
                                 =====       ====       =====     =====

Financial Services
  Savings bank                  $  205      $ 271      $  597   $   572
  Mortgage banking                  51         31         154        54
  Real estate                       24         29          65        61
  Insurance brokerage               14         12          40        28
                                 -----       ----       -----     -----
     Total Financial Services   $  294      $ 321      $  856   $ 1,036
                                 =====       ====       =====     =====

Unit sales
Paper (in thousand tons)
  Corrugated packaging             795        568       2,262     1,668
  Linerboard                       127        109         368       296
                                 -----       ----       -----     -----
     Total                         922        677       2,630     1,964
                                 =====       ====       =====     =====

Building Products
  Pine lumber - mbf                203        199         578       537
  Particleboard - msf              164        153         501       455
  Medium density fiberboard - msf   73         60         225       206
  Gypsum wallboard - msf           171        165         510       459
  Fiberboard - msf                 106        102         312       301

Financial Services
 Segment operating income
  Savings bank                  $   44      $  41      $  102    $  123
  Mortgage banking                  (3)        (1)          7         -
  Real estate                        -          -          (3)        2
  Insurance brokerage                3          3           9         9
                                 -----       ----       -----     -----
     Total Financial Services   $   44      $  43      $  115    $  134
                                 =====       ====       =====     =====

 Operating Ratios
  Return on average assets        1.18%      1.04%       0.90%     1.06%
  Return on average equity       17.87%     13.53%      12.90%    14.27%



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

     The following table illustrates the estimated effect on pre-tax income of immediate, parallel and sustained shifts in interest rates for the subsequent 12-month period at third quarter-end 2002, with comparative information at year-end 2001.
This estimate considers the effects of changing prepayment speeds and average balances over the next 12 months.

                   Increase (decrease) in Income Before Taxes
                              (In millions)

                   Third Quarter 2002    Year-end 2001
      Change in    Parent   Financial  Parent   Financial
      Interest    Company   Services   Company  Services
        Rates
         +2%        $(4)      $ 40      $(11)      $ 13
         +1%        $(2)      $ 32      $ (6)      $ 14
          0         $ -       $  -      $  -       $  -
         -1%        $ 2       $(34)     $  6       $(12)


     Due to the current low interest rate environment, a 2 percent decrease in interest rates is not presented.

     The parent company's change in interest rate risk from year-end 2001 is primarily due to a decrease in variable rate debt. During the second quarter 2002, the parent company effected a number of financing transactions that reduced reliance on short-term borrowings.

     The financial services group is subject to interest rate risk to the extent that its interest-earning assets and interest-bearing liabilities repay or reprice at different times or in differing amounts or both. The financial services group is currently in an asset sensitive position whereby the rate and prepayment characteristics of its assets are more responsive to changes in market interest rates than are its liabilities. Postured in this way, earnings will generally be positively affected in a rising rate environment, but generally be negatively affected in a falling rate environment. The effect of lower interest rates during the first nine months 2002 resulted in faster prepayments on seasoned mortgage loans and mortgage-backed securities and increased sensitivity to further changes in interest rates.

     Additionally, the fair value of the financial services group's mortgage servicing rights (estimated at $129 million at third quarter-end 2002) is also affected by changes in interest rates. Temple-Inland estimates that a 1 percent decline in interest rates from current levels would decrease the fair value of the mortgage servicing rights by approximately $25 million.

Foreign Currency Risk

     Temple-Inland's exposure to foreign currency fluctuations on its financial instruments is not material because most of these instruments are denominated in U.S. dollars.

Commodity Price Risk

     From time to time Temple-Inland uses commodity derivative instruments to mitigate its exposure to changes in product pricing and manufacturing costs. These instruments cover a small portion of Temple-Inland's manufacturing volume and range in duration from three months to three years. Based on the fair value of these instruments at third quarter-end 2002, the potential loss in fair value resulting from a hypothetical 10 percent change in the underlying commodity prices would not be significant.

ITEM 4.   CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

The Company's chief executive officer and its chief financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) as of a date within 90 days prior to the filing of this Quarterly Report on Form 10-Q, have concluded that the Company's disclosure controls and procedures are adequate and effective for the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms.

(b) Changes in internal controls.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation described above.

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

          None.

Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits
          3.1  - Amended and Restated Bylaws of Temple-Inland
          Inc. as adopted by the Board of Directors on May 2,
          2002

          99.1 - Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          99.2 - Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K
          During the quarter ended September 28, 2002, the company filed the following Current Reports on Form 8-
          K:

     1. Current Report on Form 8-K dated August 12, 2002, reporting under Item 9 the submission to the Securities and Exchange Commission by each of the chief executive officer and chief financial officer of Temple-Inland Inc. of sworn statements in accordance with Order No. 4-460 of the Securities and Exchange Commission
     2. Current Report on Form 8-K dated September 26, 2002, reporting under Item 9 an address by Kenneth M. Jastrow, II, Chief Executive Officer of Temple-Inland Inc., to the Global Paper and Forest Products Conference sponsored by UBS Warburg.

                           SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   TEMPLE-INLAND INC.
                                      (Registrant)





Dated:  November 12, 2002          By /S/ Louis R. Brill
                                     ------------------------
                                      Louis R. Brill
                                      Chief Accounting Officer

                         CERTIFICATIONS

I,  Kenneth  M. Jastrow, II, Chief Executive Officer  of  Temple-
Inland Inc., certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Temple-
     Inland Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
     14) for the registrant and we have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002            /s/ Kenneth M. Jastrow, II
                                   -----------------------------
                                   Kenneth M. Jastrow, II
                                   Chief Executive Officer

                         CERTIFICATIONS

I,  Randall  D.  Levy, Chief Financial Officer  of  Temple-Inland
Inc., certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Temple-
     Inland Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
     14) for the registrant and we have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002            /s/ Randall D. Levy
                                   --------------------------
                                   Randall D. Levy
                                   Chief Financial Officer

                        INDEX TO EXHIBITS


Exhibit No.         Description                        Page No.

3.1                 Amended and Restated Bylaws of        50
                    Temple-Inland Inc. as adopted by
                    the Board of Directors on May 2,
                    2002


99.1                Certification of Chief Executive      72
                    Officer pursuant to 18 U.S.C.
                    Section 1350, as adopted pursuant
                    to Section 906 of the Sarbanes-
                    Oxley Act of 2002

99.2                Certification of Chief Financial      73
                    Officer pursuant to 18 U.S.C.
                    Section 1350, as adopted pursuant
                    to Section 906 of the Sarbanes-
                    Oxley Act of 2002