Form 10-K
period 2002-12-28
TEMPLE INLAND INC
filed 2003-03-20
CIK 731939

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



             FOR THE FISCAL YEAR ENDED DECEMBER 28, 2002



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
      Common Stock, $1.00 Par Value per Share,                         New York Stock Exchange
                   non-cumulative                                       The Pacific Exchange
           Preferred Share Purchase Rights                             New York Stock Exchange
                                                                        The Pacific Exchange
                7.50% Upper DECS(SM)                                   New York Stock Exchange
                                                                        The Pacific Exchange

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes [X]   No [ ]

     The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates of the registrant, based on the closing sales price of the Common Stock on the New York Stock Exchange on June 28, 2002, was $1,798,449,014. For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant (as indicated in Item 12) are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

     As of March 18, 2003, 53,797,916 shares of Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's definitive proxy statement to be prepared in connection with the Annual Meeting of Shareholders to be held May 2, 2003, are incorporated by reference into Part III of this report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     Temple-Inland Inc. ("Temple-Inland" or the "Company") is a holding company that conducts all of its operations through its subsidiaries. The business of Temple-Inland is divided among three groups:

     - the Corrugated Packaging Group, which provided 57.3 percent of Temple-Inland's consolidated net revenues for 2002 and is operated by Inland Paperboard and Packaging, Inc. ("Inland") and Gaylord Container Corporation ("Gaylord"), is a vertically integrated corrugated packaging operation that consists of:

      - five linerboard mills,

      - one corrugating medium mill,

      - 72 box plants, and

      - ten specialty converting plants, and

     - the Building Products Group, which provided 17.4 percent of Temple-Inland's consolidated net revenues for 2002 and is operated by Temple-Inland Forest Products Corporation ("Temple-Inland FPC"), manages the Company's forest resources of approximately 2.1 million acres of timberland in Texas, Louisiana, Georgia, and Alabama, and manufactures a wide range of building products, including:

      - lumber,

      - particleboard,

      - medium density fiberboard,

      - gypsum wallboard, and

      - fiberboard, and

     - the Financial Services Group, which provided 25.3 percent of Temple-Inland's consolidated net revenues for 2002 and is operated by subsidiaries of Temple-Inland Financial Services Inc. ("Financial Services"), provides financial services in the areas of:

      - consumer and commercial banking,

      - mortgage banking,

      - real estate, and

      - insurance brokerage.

     The Company's savings bank, Guaranty Bank ("Guaranty"), conducts its business through 148 banking centers in Texas and California. Mortgage banking is conducted through Guaranty Residential Lending, Inc. ("Residential Lending"), a subsidiary of Guaranty that arranges financing of single-family mortgage loans, sells loans to Guaranty or in the secondary markets by delivering whole loans to third parties or through the delivery into a pool of mortgage loans that are being securitized into a mortgage-backed security. Real estate operations include development of residential subdivisions, as well as the management and sale of income producing properties. Insurance brokerage activities include selling a full range of insurance products.

     Temple-Inland is a Delaware corporation that was organized in 1983. Its principal subsidiaries include:

     - Inland Paperboard and Packaging, Inc.,

     - Gaylord Container Corporation,

     - Temple-Inland Forest Products Corporation,

     - Temple-Inland Financial Services Inc.,

     - Guaranty Bank, and

     - Guaranty Residential Lending, Inc.

     Temple-Inland's principal executive offices are located at 1300 MoPac Expressway South, Austin, Texas 78746. Its telephone number is (512) 434-5800. Additional information about the Company may be obtained from Temple-Inland's home page on the Internet, the address of which is http://www.templeinland.com. The Company provides access through its website to its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, including amendments to these reports, and other documents as soon as reasonably practicable after they are filed with the Securities and Exchange Commission.

FINANCIAL INFORMATION

     The results of operations including information regarding the principal business segments are shown in the financial statements of the Company and the notes thereto contained in Item 8 of this Annual Report on Form 10-K. Certain statistical information concerning revenues and unit sales by product line is contained in Item 7 of this Annual Report on Form 10-K.

NARRATIVE DESCRIPTION OF THE BUSINESS

     The following chart presents the ownership structure for the significant subsidiaries of Temple-Inland. It does not contain all the subsidiaries of Temple-Inland, many of which are dormant or immaterial entities. A complete list of the subsidiaries of Temple-Inland is filed as an exhibit to this annual report on Form 10-K. All subsidiaries shown are 100 percent owned by their immediate parent company listed in the chart, except that Inland Container Corporation I owns approximately 90 percent of Gaylord Container Corporation. The remaining approximately 10 percent of Gaylord is owned by a limited liability company that is 99 percent owned by Inland Container Corporation I with the balance owned by Inland Paperboard and Packaging, Inc.

                                    (CHART)

     Corrugated Packaging Group. The Corrugated Packaging Group manufactures containerboard that it converts into a complete line of corrugated packaging and point-of-purchase displays. Approximately 16 percent of the containerboard produced by the Corrugated Packaging Group in 2002 was sold in the domestic and export markets. The Corrugated Packaging Group converted the remainder, and containerboard purchased in the domestic markets, into corrugated containers at its box plants. Following the acquisition of Gaylord Container Corporation and Mack Packaging Company during 2002, the Company is positioned to convert more containerboard than it manufactures.

     The Corrugated Packaging Group's nationwide network of box plants produces a wide range of products from commodity brown boxes to intricate die cut containers that can be printed with multi-color graphics. Even though the corrugated box business is characterized by commodity pricing, each order for each customer is a custom order. The Corrugated Packaging Group's corrugated boxes are sold to a variety of customers in the food, paper, glass containers, chemical, appliance, and plastics industries, among others.

     The Corrugated Packaging Group's corrugated packaging operation also manufactures litho-laminate corrugated packaging, high graphics folding cartons, and bulk containers constructed of multi-wall corrugated board for extra strength, which are used for bulk shipments of various materials. The Corrugated Packaging Group also manufactures a tear-resistant and water proof paper packaging product under the name Tru-Tech(TM).

     The Corrugated Packaging Group serves about 3,900 customers with approximately 8,000 shipping destinations. The largest single customer accounted for approximately 2.5 percent and the ten largest customers accounted for approximately 16.5 percent of the 2002 corrugated packaging revenues. Costs of freight and customer service requirements necessitate the location of box plants relatively close to customers. Each plant tends to service a market within a 150-mile radius of the plant.

     Sales of corrugated packaging track changing population patterns and other demographics. Historically, there has been a correlation between the demand for corrugated packaging and real growth in the United States gross domestic product, particularly the non-durable goods segment.

     The Corrugated Packaging Group is a 50 percent owner in Premier Boxboard Limited LLC, a joint venture that produces light-weight gypsum facing paper and corrugating medium at a plant in Newport, Indiana.

     In March 2002, the Corrugated Packaging Group acquired Gaylord Container Corporation. The cash purchase price to acquire Gaylord was $599 million, including $45 million in termination and change in control payments and $17 million in advisory and professional fees. Certain outstanding bank debt and other senior secured debt obligations of Gaylord were paid or otherwise satisfied. As a result of this acquisition, the Company has become the third-largest manufacturer in the U.S. corrugated packaging industry. The Company believes that this acquisition will extend its market reach, improve the operating efficiency of its mills and packaging system, and lead to cost savings and synergies.

     The Company sold several non-strategic assets and operations obtained in the Gaylord acquisition, including the retail bag business, which was sold in May 2002, and the multi-wall bag business and the kraft paper mill, which were sold in January 2003. Total proceeds from the sales of these assets were approximately $100 million. In addition, the Company intends to sell the chemical business obtained in the Gaylord acquisition. The Company closed Gaylord's Antioch, California, recycle linerboard mill in the third quarter of 2002 and ceased operating two machines at the Bogalusa, Louisiana, mill. In conjunction with closing the Antioch mill, the Corrugated Packaging Group resumed operating the number two machine at its Orange, Texas, mill, in July 2002, the operations of which were suspended late in 2001.

     The Company initially financed the Gaylord acquisition with a $900 million bridge financing facility. During May 2002, the Company sold 4.1 million shares of common stock at $52 per share, and issued $345 million of Upper DECS(SM) units and $500 million of 7.875% Senior Notes due 2012. Total proceeds from these offerings were $1.06 billion, before expenses of $28 million. The net proceeds from these offerings were used to repay the bridge financing facility and other borrowings.

     During March 2002, the Corrugated Packaging Group acquired a box plant in Puerto Rico for $10 million. During May 2002, the Corrugated Packaging Group acquired the two converting operations of Mack Packaging Group, Inc. for $24 million. In fourth quarter 2002, the Corrugated Packaging Group acquired a sheet feeder plant in Gilroy, California, from Fibre Innovations, LLC for $8 million.

     Building Products Group. The Building Products Group produces lumber, particleboard, medium density fiberboard, gypsum wallboard, and fiberboard. The Building Products Group also manages the Company's 2.1 million acres of timberland, which are located in Texas, Louisiana, Georgia, and Alabama.

     The group sells building products throughout the continental United States and in Canada, with the majority of sales occurring in the southern United States. Sales of most of these products are made by account managers and representatives to distributors, retailers, and original equipment manufacturer accounts. Approximately 73 percent of particleboard sales are to commercial fabricators, such as manufacturers of cabinets and furniture. The ten largest customers accounted for approximately 27 percent of the Building Products Group's 2002 sales. The building products business is heavily dependent upon the level of residential housing expenditures, including the repair and remodeling market.

     The Building Products Group is a 50 percent owner in two joint ventures:
Del-Tin Fiber LLC, which produces medium density fiberboard at a facility in Arkansas, and Standard Gypsum LP, which produces gypsum wallboard at a plant and related quarry in Texas and a plant in Tennessee. The partner in Del-Tin Fiber recently announced that it has written-off its interest in the venture in connection with its intention to exit this business at its earliest reasonable opportunity. It is uncertain what effects the partner's decision will have on the joint venture or its operations.

     Financial Services Group. The Financial Services Group operates a savings bank and engages in mortgage banking, real estate, and insurance brokerage activities.

     Savings Bank. Guaranty is a federally-chartered stock savings bank that conducts its business through 148 banking centers. The 101 Texas banking centers are concentrated in the metropolitan areas of Houston, Dallas/Fort Worth, San Antonio, and Austin, as well as the central and eastern regions of the state. The 47 California banking centers are concentrated in Southern California and the Central Valley. The primary activities of Guaranty include providing deposit products to the general public, investing in single-family adjustable-rate mortgages, lending for the construction of real estate projects and the financing of business operations, and providing a variety of other financial products to consumers and businesses.

     Guaranty derives its income primarily from interest earned on real estate mortgages, commercial and business loans, consumer loans, and investment securities, as well as fees received in connection with loans and deposit services. Its major expenses are interest paid on consumer deposits and other borrowings and personnel costs. The operations of Guaranty, like those of other savings institutions, are significantly influenced by general economic conditions; the monetary, fiscal, and regulatory policies of the federal government; and the policies of financial institution regulatory authorities. Deposit flows and cost of funds are influenced by interest rates on competing investments and general market rates of interest. Lending activities are affected by the demand for mortgage financing and for other types of loans as well as market conditions. Guaranty primarily seeks assets with interest rates that adjust periodically rather than assets with long-term fixed rates.

     In addition to other minimum capital standards, regulations of the Office of Thrift Supervision ("OTS") established to ensure capital adequacy of savings institutions currently require savings institutions to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets and of Tier I capital to adjusted tangible assets. Management of Guaranty believes that as of year end, Guaranty met all capital adequacy requirements. In order to remain in the lowest tier of Federal Deposit Insurance Corporation insurance premiums, Guaranty must meet a leverage capital ratio of at least 5 percent of adjusted total assets. At year end 2002, Guaranty had a leverage capital ratio of 6.5 percent of adjusted total assets.

     Mortgage Banking. The mortgage banking operation of the Financial Services Group is headquartered in Austin, Texas, and originates, warehouses, and services FHA, VA, and conventional mortgage loans primarily on single-family residential property. The mortgage banking operation originates mortgage loans for sale into the secondary market through 112 offices located in 26 states and the District of Columbia. During 2002, the Company retained the servicing rights on approximately one-third of the loans it originated and sold the remainder to third parties. Servicing operations are centralized in Austin, Texas. At the end of 2002, the mortgage banking operation was servicing $10.6 billion in mortgage loans. The mortgage banking operation produced $10.8 billion in mortgage loans during 2002.

     Real Estate. Subsidiaries of the Financial Services Group are involved in the development of 55 residential subdivisions in Texas, California, Colorado, Florida, Georgia, Missouri, Tennessee, and Utah. Real estate activities also include ownership of ten commercial properties, including properties owned by subsidiaries through joint venture interests.

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

RAW MATERIALS

     The Company's main raw material resource is timber, with approximately 2.1 million acres of owned and leased timberland located in Texas, Louisiana, Alabama, and Georgia. In 2002, wood fiber required for the

Company's paper and wood products operations was produced from these lands and as a by-product of its solid wood operations to the extent shown on the following table:

                            WOOD FIBER REQUIREMENTS

                                                               PERCENTAGE
                                                                SUPPLIED
RAW MATERIALS                                                  INTERNALLY
-------------                                                  ----------
Sawtimber...................................................      61%
Pine Pulpwood...............................................      45%

     The balance of the wood fiber required for these operations was purchased from numerous landowners and other timber owners.

     Linerboard and corrugating medium are the principal materials used to make corrugated boxes. The mills at Rome, Georgia, and Orange, Texas, are solely linerboard mills. The Ontario, California, Maysville, Kentucky, and Bogalusa, Louisiana, mills are traditionally linerboard mills, but can be used to manufacture corrugating medium. The New Johnsonville, Tennessee, mill is solely a corrugating medium mill. The principal raw material used by the Rome, Georgia, Orange, Texas, and Bogalusa, Louisiana, mills is virgin fiber. The Ontario, California, and Maysville, Kentucky, mills use only old corrugated containers ("OCC"). The mill at New Johnsonville, Tennessee, uses a combination of virgin fiber and OCC. In 2002, OCC represented approximately 39 percent of the total fiber needs of the Company's containerboard operations. Following closure of the Antioch, California, mill in September 2002, the Company's usage of OCC decreased to approximately 33 percent. The price of OCC fluctuates due to normal supply and demand for the raw material and for the finished product. The Company and its competitors purchase OCC on the open market from numerous suppliers. Price fluctuations reflect the competitiveness of these markets. The Company's historical grade patterns produce more linerboard and less corrugating medium than is converted at the Company's box plants. The deficit of corrugating medium is filled through open market purchases or trades and any excess linerboard is sold in the open market.

     The Building Products Group obtains the gypsum for its wallboard operations in Fletcher, Oklahoma, from one outside source through a long-term purchase contract. At its gypsum wallboard plant in West Memphis, Arkansas, and the joint venture gypsum wallboard plant in Cumberland City, Tennessee, synthetic gypsum is used as a raw material. Synthetic gypsum is a by-product of coal-burning electrical power plants. The Company has entered into a long-term supply agreement for synthetic gypsum produced at a Tennessee Valley Authority electrical plant located adjacent to the Cumberland City plant. Synthetic gypsum acquired pursuant to this agreement supplies all the synthetic gypsum required by the Cumberland City plant and the West Memphis plant.

     In the opinion of management, the sources outlined above will be sufficient to supply the Company's raw material needs for the foreseeable future.

ENERGY

     Electricity and steam requirements at the Company's manufacturing facilities are either supplied by a local utility or generated internally through the use of a variety of fuels, including natural gas, fuel oil, coal, wood bark, and in some instances, waste products resulting from the manufacturing process. By utilizing these waste products and other wood by-products as a biomass fuel to generate electricity and steam, the Company was able to generate approximately 62 percent of its energy requirements at its mills in Rome, Georgia, Bogalusa, Louisiana, and Orange, Texas, during 2002. In most cases where natural gas or fuel oil is used as a fuel, the Company's facilities possess a dual capacity enabling the use of either fuel as a source of energy.

     The natural gas needed to run the Company's natural gas fueled power boilers, package boilers, and turbines is acquired pursuant to a multiple vendor solicitation process that provides for the purchase of gas on an interruptible basis at rates favorable to spot market rates. Prices for natural gas remained relatively stable in 2002, following the peak energy prices experienced from December 2000 through March 2001. Natural gas prices began to rise during fourth quarter 2002 and have continued to rise in early 2003. The Company is unable to predict future prices for natural gas.

EMPLOYEES

     At December 28, 2002, the Company and its subsidiaries had approximately 19,500 employees. Approximately 6,500 of these employees are covered by collective bargaining agreements. These agreements generally run for a term of three to six years and have varying expiration dates. The following table summarizes certain information about the collective bargaining agreements that cover a significant number of employees:

LOCATION                         BARGAINING UNIT(S)         EMPLOYEES COVERED           EXPIRATION DATES
--------                         ------------------         -----------------           ----------------
Linerboard Mill, Orange,    Paper, Allied-Industrial,     237 Hourly Production         July 31, 2005
  Texas                     Chemical and Energy Workers   Employees and 119
                            Intl. ("PACE"), Local 1398,   Hourly Maintenance
                            and PACE, Local 391           Employees
Linerboard Mill, Bogalusa,  PACE, Local 189,              286 Hourly Production         August 1, 2006
  Louisiana                 International Brotherhood of  Employees, 143 Hourly         (PACE and IBEW),
                            Electrical Workers ("IBEW"),  Maintenance Employees,        and October 11,
                            Local 1077, and Office and    24 Electrical                 2006 (OPEIU)
                            Professional Employees        Maintenance Employees,
                            International Union           and 8 Office Employees
                            ("OPEIU"), Local 89
Linerboard Mill, Rome,      PACE, Local 804, IBEW, Local  314 Hourly Production         July 31, 2006
  Georgia                   613, United Association of    Employees, 37
                            Journeymen & Apprentices of   Electrical Maintenance
                            the Plumbing & Pipefitting    Employees, and 194
                            Industry of the U.S. and      Hourly Maintenance
                            Canada, Local 72, and         Employees
                            International Association of
                            Machinists & Aerospace
                            Workers, Local 414
Evansville, Indiana,        PACE, Local 1046, PACE,       93, 87, and 97 Hourly         April 30, 2008
  Louisville, Kentucky,     Local 1737, and PACE, Local   Production Employees,
  and Middletown, Ohio,     114, respectively             respectively
  Box Plants ("Northern
  Multiple")
Rome, Georgia, and          PACE Local 838 and PACE       122 and 95 Hourly             December 1, 2003
  Orlando, Florida, Box     Local 834, respectively       Production Employees,
  Plants ("Southern                                       respectively
  Multiple")

     The Company has additional collective bargaining agreements with the employees of various of its other box plants, mills, and building products plants. These agreements each cover a relatively small number of employees and are negotiated on an individual basis at each such facility.

     The Company considers its relations with its employees to be good.

ENVIRONMENTAL PROTECTION

     The operations conducted by the subsidiaries of the Company are subject to federal, state, and local provisions regulating the discharge of materials into the environment and otherwise related to the protection of the environment. Compliance with these provisions, primarily the Federal Clean Air Act, Clean Water Act,

Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), as amended by the Superfund Amendments and Reauthorization Act of 1986 ("SARA"), and Resource Conservation and Recovery Act ("RCRA"), has required the Company to invest substantial funds to modify facilities to assure compliance with applicable environmental regulations. Capital expenditures directly related to environmental compliance totaled approximately $7 million during 2002. This amount does not include capital expenditures for environmental control facilities made as part of major mill modernizations and expansions or capital expenditures made for another purpose that have an indirect benefit on environmental compliance.

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

     Future expenditures for environmental control facilities will depend on new laws and regulations and other changes in legal requirements and agency interpretations thereof, as well as technological advances. The Company expects the proliferation of environmental regulation to continue for the foreseeable future. Given these uncertainties, the Company currently estimates that capital expenditures for environmental purposes during the period 2003 through 2005 will average approximately $13 million each year, excluding expenditures related to the MACT programs discussed below. The estimated expenditures could be significantly higher if more stringent laws and regulations are implemented.

     On April 15, 1998, the U.S. Environmental Protection Agency (the "EPA") issued extensive regulations governing air and water emissions from the pulp and paper industry (the "Cluster Rule"). Compliance with various phases of the Cluster Rule will be required at certain intervals over the next few years. According to the EPA, the technology standards in the Cluster Rule will cut the industry's toxic air pollutant emissions by almost 60 percent. The estimated capital expenditures disclosed above include expenditures needed to comply with the Cluster Rule. The Company has incurred approximately $15 million toward Cluster Rule compliance through the end of 2002, excluding such expenditures related to discontinued operations. Future expenditures related to Cluster Rule compliance under High Volume Low Concentration Maximum Achievable Control Technology ("MACT") I Rules are required to be completed in 2006 and capital expenditures for compliance with these rules are estimated to be $9 million.

     Not included in the phase I Cluster Rule was the MACT II Standard for the control of hazardous air pollutant emissions from pulp and paper mill combustion sources. Final promulgation of the MACT II Standard occurred on December 15, 2000, and applies to three kraft mills operated by the Company. Preliminary estimates indicate that the Company could be required to make total capital expenditures for monitoring both particulate matter ("PM") and gaseous hazardous air pollutants ("HAPs") associated with the reporting and record-keeping activities of the rule of up to $1 million over the next few years.

     Future national emission standards for HAPs will apply to facilities that are major sources of HAPs in the plywood and composite wood products ("PCWP") industry. The proposed standard would limit emissions of HAPs including acetaldehyde, acrolein, formaldehyde, methanol, phenol, and other HAPs. EPA estimates that implementation of the proposed standards would reduce HAP emissions from the PCWP source category industry-wide by approximately 11,000 tons per year. In addition, the proposed standards would reduce emissions of volatile organic compounds ("VOCs") industry-wide by approximately 27,000 tons per year. The estimated capital costs for the Company of these proposed standards are approximately $23 million between 2004 and 2006.

     The Company utilizes landfill operations to dispose of non-hazardous waste at three paperboard and two building products mill operations. Based on current costs incurred in the closure of its existing landfills, the Company expects that it will spend, on an undiscounted basis, approximately $30 million over the next 25 years to ensure proper closure of its remaining landfills. The Company is involved in on-site remediation at two locations obtained in the Gaylord acquisition and a former creosote treating facility in the Building

Products Group. The Company expects that it will spend, on an undiscounted basis, approximately $18 million to properly remediate these sites.

     In addition to these capital expenditures, the Company incurs significant ongoing maintenance costs to maintain compliance with environmental regulations. The Company, however, does not believe that these capital expenditures or maintenance costs will have a material adverse effect on the earnings of the Company. In addition, expenditures for environmental compliance should not have a material impact on the competitive position of the Company, because other companies are also subject to these regulations.

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

     The corrugated packaging industry is highly competitive with almost 1,500 box plants in the United States. Box plants operated by the Company's Corrugated Packaging Group accounted for approximately 11 percent of total industry shipments during 2002. Although corrugated packaging is dominant in the national distribution process, the Corrugated Packaging Group's products also compete with various other packaging materials, including products made of paper, plastics, wood, and metals.

     In the building materials markets, the Building Products Group competes with many companies that are substantially larger and have greater resources in the manufacturing of building materials.

     The Financial Services Group competes with commercial banks, savings and loan associations, mortgage banks, and other lenders in its mortgage banking and savings bank activities, with real estate investment and management companies in its real estate activities, and with insurance agencies in its property, casualty, life, and health insurance activities. The financial services industry is a highly competitive business, and a number of entities with which the Company competes have greater resources.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below are the names, ages, and titles of the persons who serve as executive officers of the Company:

NAME                       AGE                         OFFICE
----                       ---                         ------
Kenneth M. Jastrow,        55    Chairman of the Board and Chief Executive Officer
  II....................
Harold C. Maxwell.......   62    Executive Vice President
Dale E. Stahl...........   55    Executive Vice President
Bart J. Doney...........   53    Group Vice President
Kenneth R. Dubuque......   54    Group Vice President
James C. Foxworthy......   51    Group Vice President
Jack C. Sweeny..........   56    Group Vice President
M. Richard Warner.......   51    Chief Administrative Officer and Vice President
Randall D. Levy.........   51    Chief Financial Officer
Louis R. Brill..........   61    Chief Accounting Officer and Vice President
Scott Smith.............   48    Chief Information Officer
J. Bradley Johnston.....   47    General Counsel
Leslie K. O'Neal........   47    Vice President -- Benefits, Assistant General
                                 Counsel and Secretary
Doyle R. Simons.........   39    Vice President -- Administration
David W. Turpin.........   52    Treasurer

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

     Harold C. Maxwell became Executive Vice President of the Company in February 2000 after serving as Group Vice President since May 1989. Mr. Maxwell has served as Chairman of the Board of Temple-Inland FPC since March 1988 and was Chief Executive Officer of Temple-Inland FPC from March 1998 to February 2003. Mr. Maxwell served as Group Vice President -- Building Products of Temple-Inland FPC from November 1982 through March 1998.

     Dale E. Stahl became Executive Vice President of the Company in May 2002 and has served as the President and Chief Executive Officer of Inland since July 2000. Mr. Stahl served as Vice President or President and Chief Operating Officer of Gaylord Container Corporation for twelve years prior to joining the Company in 2000. Mr. Stahl also serves as a director of AMCOL International, Corp.

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

     James C. Foxworthy became Group Vice President of the Company in February 2000. Mr. Foxworthy also serves as Executive Vice President, Paperboard of Inland, a position he has held since June 1998. From 1995 until 1998, he served as Senior Vice President of Inland. During the fourth quarter of 2002, Mr. Foxworthy assumed responsibility for leading the Company's announced project to relocate the Corrugated Packaging Group's headquarters from Indianapolis and to consolidate and streamline corporate support functions in Austin.

     Jack C. Sweeny became a Group Vice President of the Company in May 1996. He also serves as President and Chief Executive Officer of Temple-Inland FPC. From November 1982 through May 1996, Mr. Sweeny served as a Vice President of Temple-Inland FPC and as Executive Vice President from May 1996 to February 2002.

     M. Richard Warner became Vice President of the Company in June 1994 and was named Chief Administrative Officer in May 1999. Mr. Warner also served as General Counsel from June 1994 to August 2002, as Vice Chairman of Guaranty from 1990 to 1991, and as Treasurer and Chief Accounting Officer of the Company from 1986 to 1990.

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

     Scott Smith became Chief Information Officer of the Company in February 2000. Prior to that, Mr. Smith was Treasurer of Guaranty from November 1993 to December 1999 and Chief Information Officer of Financial Services from August 1995 to June 1999. Mr. Smith also served as the Chief Financial Officer of Guaranty from June 2001 until November 2002.

     J. Bradley Johnston became General Counsel of the Company in August 2002. Prior to that, Mr. Johnston served as General Counsel of Guaranty from January 1995 through May 1999, as General Counsel of Financial Services from May 1997 through July 2002 and Chief Administrative Officer of Financial Services and Guaranty from May 1999 through July 2002.

     Leslie K. O'Neal was named Vice President -- Benefits in August 2002 and became Secretary of the Company in February 2000 after serving as Assistant Secretary since 1995. Ms. O'Neal also serves as Assistant General Counsel of the Company, a position she has held since 1985. Ms. O'Neal also serves as Secretary of various subsidiaries of the Company.

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

ITEM 2.  PROPERTIES

     The Company owns and operates manufacturing facilities throughout the United States, five converting plants in Mexico, and a box plant in Puerto Rico. Additional descriptions as of year-end of selected properties are set forth in the following charts:

                              CONTAINERBOARD MILLS

                                                                              2003
                                                                NUMBER OF    ANNUAL        2002
LOCATION                                  PRODUCT               MACHINES    CAPACITY    PRODUCTION*
--------                                  -------               ---------   ---------   -----------
                                                                                   (IN TONS)
Ontario, California..........  Linerboard                           1         343,700      325,068
Rome, Georgia................  Linerboard                           2         778,700      667,025
Orange, Texas................  Linerboard                           2         599,700      467,517
Bogalusa, Louisiana**........  Linerboard                           3         859,200      710,032
Maysville, Kentucky..........  Linerboard                           1         402,100      405,331
New Johnsonville,
  Tennessee..................  Medium                               1         270,600      274,640
                                                                            ---------    ---------
                                                                            3,254,000    2,849,613
                                                                            ---------    ---------
Newport, Indiana***..........  Medium and gypsum facing paper       1         246,000      210,210

---------------

  * Does not include 2002 production of 200,779 tons from the Antioch, California, mill, which was closed in third quarter 2002.

 ** Production for this facility is shown only since its acquisition in March.
    Does not include kraft paper capacity of 62,650 tons.

*** The table shows the full capacity of this facility that is owned by a joint venture in which a subsidiary of the Company has a 50 percent interest. During 2002, the Company purchased 169,200 tons of medium from the venture.

                          CORRUGATED PACKAGING PLANTS*

                                                              CORRUGATOR
LOCATION                                                         SIZE
--------                                                      ----------
Phoenix, Arizona............................................     98"
Fort Smith, Arkansas........................................     87"
Fort Smith, Arkansas(1)***..................................     None
Antioch, California.........................................     78"
Bell, California............................................     97"
City of Industry, California***.............................     None
El Centro, California(1)....................................     87"
Gilroy, California(1)**.....................................  87" & 87"
Gilroy, California(1)***....................................     110"
Ontario, California.........................................     87"
Santa Fe Springs, California................................     97"
Tracy, California**.........................................     87"
Wheat Ridge, Colorado.......................................     87"
Newark, Delaware............................................     87"
Orlando, Florida............................................     98"
Tampa, Florida(1)...........................................     87"
Atlanta, Georgia............................................     87"
Rome, Georgia**.............................................  87" & 98"
Carol Stream, Illinois......................................     87"
Chicago, Illinois...........................................     87"
Chicago, Illinois***........................................     None
Elgin, Illinois.............................................     78"
Elgin, Illinois.............................................     None
Crawfordsville, Indiana.....................................     98"
Evansville, Indiana.........................................     98"
Mishawaka, Indiana..........................................     98"
St. Anthony, Indiana***.....................................     None
Tipton, Indiana(1) ***......................................     110"
Garden City, Kansas.........................................     96"
Kansas City, Kansas.........................................     87"
Louisville, Kentucky........................................     92"
Louisville, Kentucky........................................     86"
Bogalusa, Louisiana.........................................     97"
Minden, Louisiana...........................................     98"
Minneapolis, Minnesota......................................     87"
Hattiesburg, Mississippi....................................     87"
St. Louis, Missouri.........................................     87"
St. Louis, Missouri***......................................     87"
Milltown, New Jersey(1)***..................................     None
Spotswood, New Jersey.......................................     87"
Binghamton, New York........................................     87"
Buffalo, New York***........................................     None

                                                              CORRUGATOR
LOCATION                                                         SIZE
--------                                                      ----------
Scotia, New York***.........................................     None
Utica, New York***..........................................     None
Raleigh, North Carolina.....................................     87"
Warren County, North Carolina...............................     98"
Madison, Ohio...............................................     None
Marion, Ohio................................................     87"
Middletown, Ohio............................................     98"
Streetsboro, Ohio...........................................     98"
Biglerville, Pennsylvania...................................     98"
Hazleton, Pennsylvania......................................     98"
Littlestown, Pennsylvania***................................     None
Scranton, Pennsylvania......................................     67"
Vega Alta, Puerto Rico......................................     87"
Lexington, South Carolina...................................     98"
Rock Hill, South Carolina...................................     87"
Ashland City, Tennessee(1)***...............................     None
Elizabethton, Tennessee.....................................     98"
Elizabethton, Tennessee(1)***...............................     None
Dallas, Texas...............................................     98"
Dallas, Texas(1)............................................     85"
Edinburg, Texas.............................................     87"
San Antonio, Texas(1).......................................     98"
San Antonio, Texas***.......................................     None
Petersburg, Virginia........................................     87"
Petersburg, Virginia(1)***..................................     None
San Jose Iturbide, Mexico...................................     87"
Monterrey, Mexico...........................................     87"
Los Mochis, Sinaloa, Mexico.................................     80"
Guadalajara, Mexico(1)***...................................     None
Tiajuana, Mexico***.........................................     None

---------------

  * The annual capacity of the box plants is a function of the product mix, customer requirements and the type of converting equipment installed and operating at each plant, each of which varies from time to time.

 ** The Gilroy, California, Tracy, California, and Rome, Georgia, plants each contain two corrugators.

*** Sheet or sheet feeder plants.

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
Lumber.....................................................  Pineland, Texas             310**
Lumber.....................................................  Buna, Texas                 198
Lumber.....................................................  Rome, Georgia               147
Lumber.....................................................  DeQuincy, Louisiana         198

---------------

 * Includes separate finger jointing capacity of 10 million board feet.

** Includes separate studmill capacity of 110 million board feet.

                                                                                    RATED ANNUAL
DESCRIPTION                                                    LOCATION               CAPACITY
-----------                                           --------------------------   ---------------
                                                                                   (IN MILLIONS OF
                                                                                    SQUARE FEET)
Fiberboard..........................................  Diboll, Texas                      460
Particleboard.......................................  Monroeville, Alabama               145
Particleboard.......................................  Thomson, Georgia                   145
Particleboard.......................................  Diboll, Texas                      145
Particleboard.......................................  Hope, Arkansas                     200
Particleboard(1)....................................  Mt. Jewett, Pennsylvania           200
Gypsum Wallboard....................................  West Memphis, Arkansas             440
Gypsum Wallboard....................................  Fletcher, Oklahoma                 460
Gypsum Wallboard*...................................  McQueeney, Texas                   400
Gypsum Wallboard*...................................  Cumberland City, Tennessee         700
Medium Density Fiberboard...........................  Clarion, Pennsylvania              135
Medium Density Fiberboard...........................  Pembroke, Ontario, Canada          135
Medium Density Fiberboard*..........................  El Dorado, Arkansas                150
Medium Density Fiberboard(1)........................  Mt. Jewett, Pennsylvania           120

---------------

* The table shows the full capacity of this facility that is owned by a joint venture in which a subsidiary of the Company has a 50 percent interest.

(1) Leased facilities.

                            TIMBER AND TIMBERLANDS*
                                   (IN ACRES)

Pine Plantations............................................  1,287,337
Natural Pine................................................    119,016
Hardwood....................................................    128,069
Special Use/Non-Forested....................................    513,407
                                                              ---------
Total.......................................................  2,047,829
                                                              =========

---------------

* Includes approximately 231,000 acres of leased land.

     During 2001, the Company completed a major study of its forests, which led to the following classifications: strategic timberland, non-strategic timberland, and high-value land (with real estate develop-ment potential). Based on the study, 1,800,000 acres has been identified as strategic, 110,000 acres as non-strategic, and 160,000 acres as high-value with the potential for real estate development.

     Since completion of this study, the Company has sold 71,000 acres of non-strategic land. The remaining non-strategic land will be sold over time. During 2002, the Company sold 5,846 acres of high-value land at a total sales price of $19 million. The remaining 1,800,000 acres of strategic timberland are important to the Company's converting operations and play a key role in the Company's competitiveness and ability to meet environmental certification requirements relating to sound forest management techniques and chain of custody.

     In the opinion of management, the Company's plants, mills, and manufacturing facilities are suitable for their purpose and adequate for the Company's business.

     Through its subsidiaries, the Company owns certain of the office buildings in which various of its corporate offices are headquartered. This includes approximately 150,000 square feet of space in Diboll, Texas, approximately 130,000 square feet in Indianapolis, Indiana, and 445,000 square feet of office space in Austin, Texas. In November 2002, the Company announced a plan to improve organizational effectiveness, reduce costs, and streamline corporate functions that includes closing the office in Indianapolis. Upon completion of this project, the building in Indianapolis will be sold or leased.

     In connection with its timber holdings, the Company also owns mineral rights on 388,000 acres in Texas and Louisiana and 395,830 acres in Alabama and Georgia. Revenue derived from these mineral rights is not material.

     At year end 2002, property and equipment having a net book value of approximately $12 million were subject to liens in connection with $45 million of debt.

ITEM 3.  LEGAL PROCEEDINGS

GENERAL

     The Company and its subsidiaries are involved in various legal proceedings that have arisen from time to time in the ordinary course of business. In the opinion of the Company's management, the possibility of a material liability from any of these proceedings is considered to be remote and the effect of such proceedings will not be material to the business or financial condition of the Company and its subsidiaries.

     On May 14, 1999, Inland and Gaylord were named as defendants in a Consolidated Class Action Complaint that alleged a civil violation of Section 1 of the Sherman Act. The suit, captioned Winoff Industries, Inc. v. Stone Container Corporation, MDL No. 1261 (E.D. Pa.), names Inland, Gaylord, and eight other linerboard manufacturers as defendants. The complaint alleges that the defendants, during the period from October 1, 1993, through November 30, 1995, conspired to limit the supply of linerboard, and that the purpose and effect of the alleged conspiracy was artificially to increase prices of corrugated containers. The plaintiffs moved to certify a class of all persons in the United States who purchased corrugated containers directly from any defendant during the above period, and seek treble damages and attorneys' fees on behalf of the purported class. The trial court granted plaintiffs' motion on September 4, 2001, but modified the proposed class to exclude those purchasers whose prices were "not tied to the price of linerboard." The United States Court of Appeals for the Third Circuit accepted review of the decision to certify the class and upheld the trial court's ruling. Defendants have appealed this decision to the United States Supreme Court. The case is currently set for trial in April 2004. The Company believes that the plaintiffs' allegations have no merit and is vigorously defending against the suit. The Company believes the likelihood of a material loss from this litigation is remote and does not believe that the outcome of this litigation should have a material adverse effect on its financial position, results of operations, or cash flow.

     On October 23, 1995, a rail tank car of nitrogen tetroxide exploded at the Bogalusa, Louisiana plant of Gaylord Chemical Corporation, a wholly-owned, independently-operated subsidiary of Gaylord Container Corporation. Following the explosion, more than 160 lawsuits were filed against Gaylord, Gaylord Chemical, and third parties alleging personal injury, property damage, economic loss, related injuries and fear of injuries. Plaintiffs sought compensatory and punitive damages.

     In 1997, the Washington Parish, Louisiana, trial court certified these consolidated cases as a class action. By the deadline to file proof of claim forms, 16,592 persons had filed and 3,978 persons had opted out of the Louisiana class proceeding. All but 12 of the opt-out claimants are also plaintiffs in the Mississippi action described below. The claims of 18 trial plaintiffs, selected at random, are scheduled for trial in the Louisiana class action in September 2003.

     Gaylord, Gaylord Chemical, and other third-parties were also named defendants in approximately 4,000 individual actions brought by plaintiffs in Mississippi State Court, who claim injury as a result of the same accident. These cases were consolidated in Hinds County, Mississippi, and allege claims and damages similar to those in Louisiana State Court.

     Claims of the first 20 plaintiffs were tried to a jury in 1999. During trial, the court dismissed with prejudice the claims of three plaintiffs. The jury found Gaylord Chemical and a co-defendant, Vicksburg Chemical Company, equally at fault for the accident. The jury also found that none of the 17 remaining plaintiffs whose claims went to the jury had suffered any damages, awarded no damages to any of them, and returned a verdict in favor of all defendants. The jury also determined that Gaylord was not responsible for the conduct of its subsidiary, Gaylord Chemical Corporation. Plaintiffs did not appeal the verdict or the trial court's rulings. The trial court has not set a trial date for the next group of 20 Mississippi plaintiffs.

     Gaylord and Gaylord Chemical filed suits seeking a declaratory judgment of insurance coverage for claims arising from the October 23, 1995 accident. The coverage action against the liability insurers was tried to a judge in December 1998, and on February 25, 1999, the trial court issued an opinion holding that Gaylord and Gaylord Chemical have insurance coverage for the October 23, 1995, accident under eight of the nine policies that were at issue. The judge held that language in one policy excluded coverage. The Louisiana Court of Appeals affirmed the trial court's finding that coverage was afforded by eight of the nine carriers and reversed the trial court's finding that the ninth carrier's policy did not provide coverage. Following denial of the writ, Gaylord and Gaylord Chemical had in excess of $125 million in insurance coverage for the October 23, 1995, accident. The insurers appealed the decision of the Court of Appeals to the Louisiana Supreme Court, and on December 7, 2001 the Louisiana Supreme Court denied the insurers' application for writ of certiorari to review the Court of Appeals decision. The Supreme Court also denied the insurers' motion to reconsider denial of the writ.

     On May 4, 2001, Gaylord and Gaylord Chemical agreed in principle to settle all claims arising out of the October 23, 1995 explosion. In exchange for payments by its primary insurance carrier and the first five excess layers of coverage and assignment of Gaylord's insurance coverage action against the remaining carriers, Gaylord and Gaylord Chemical will receive full releases and/or dismissals of all claims for damages, including punitive damages. Neither Gaylord nor Gaylord Chemical contributed to the settlement. The settlement agreement was fully executed on September 14, 2001, and all settlement funds were deposited in escrow.

     On December 24, 2002, counsel for the Louisiana class action plaintiffs advised Gaylord Chemical that they would not be able to deliver all the releases of the Gaylord entities that were promised as part of the September 2001 settlement agreement. As a result of this failure to tender the committed releases, the motion for preliminary approval of the settlement did not proceed as scheduled, and the parties engaged in negotiations over revised terms of settlement. On February 18, 2003, the Court granted the settling defendants' motion to retrieve the settlement proceeds from the escrow account and to lift the stay of proceedings in the Louisiana action. Gaylord, Gaylord Chemical, and their insurance carriers were reinstated as defendants in the Louisiana class-wide trial set to begin September 3, 2003.

     Inland was a party to a long-term power purchase agreement with Southern California Edison ("Edison"). Under this agreement, Inland sold to Edison a portion of its electrical generating capacity from a co-generation facility operated in connection with its Ontario, California, mill. Edison was to pay Inland for its committed generating capacity and for electricity generated and sold to Edison. During the fourth quarter 2000 and the first quarter 2001, the Ontario mill generated and delivered electricity to Edison but was not paid. During April 2001, Inland notified Edison that the long-term power purchase agreement was cancelled because of Edison's material breach of the agreement. Edison has contested the right of Inland to terminate the power purchase agreement. It has also asserted that it is entitled to recover from Inland a portion of the payments it made during the term of the agreement. Inland has since been paid for all power delivered to Edison. The parties are currently in litigation, however, to determine, among other matters, whether the agreement has been terminated and whether Inland may sell its excess generating capacity to third parties.

     In 1988, the Company formed Guaranty Bank (then known as Guaranty Federal Savings Bank) to acquire substantially all the assets and deposit liabilities of three thrift institutions from the Federal Savings and Loan Insurance Corporation, as receiver of those institutions. In connection with the acquisition, the government entered into an assistance agreement with the Company in which various tax benefits were promised to the Company. In 1993, Congress enacted narrowly targeted legislation to eliminate a portion of the promised tax benefits. The Company has filed suit against the United States in the U.S. Court of Federal Claims alleging, among other things, that the 1993 legislation breached the parties' contract and that the Company is entitled to monetary damages. This lawsuit is currently in the discovery stage and is not expected to be resolved for several years. The Company cannot predict the likely outcome of this litigation.

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

     Under CERCLA, liability for the cleanup of a Superfund site may be imposed on waste generators, site owners and operators, and others regardless of fault or the legality of the original waste disposal activity. While joint and several liability is authorized under CERCLA, as a practical matter, the cost of cleanup is generally allocated among the many waste generators. Subsidiaries of the Company are named as a potentially responsible party in eight proceedings relating to the cleanup of hazardous waste sites under CERCLA and similar state laws, excluding sites to which the Company's records disclose no involvement or as to which the Company's potential liability has finally been determined. The Company is either designated as a de minimis potentially responsible party or believes its financial exposure is insignificant at all but one of these sites. The subsidiaries have conducted investigations of the sites and in certain instances believe that there is no basis for liability and have so informed the governmental entities. The internal investigations of the remaining sites indicate that the portion of the remediation costs for these sites to be allocated to the Company are approximately $2 million and should not have a material impact on the Company. There can be no assurance that subsidiaries of the Company will not be named as potentially responsible parties at additional Superfund sites in the future or that the costs associated with the remediation of those sites would not be material.

     On July 22, 2002, a delivery driver for a chemical supply company overfilled a storage tank for caustic soda at the Gaylord converting facility in Tipton, Indiana. The excess caustic soda drained through an overflow pipe into the city sewer system, resulting in a temporary shutdown of the city wastewater treatment plant and killing approximately 2,000 fish in a local creek. Gaylord removed the fish, assisted in restoring operations at the wastewater treatment plant, and took other measures to assure no ongoing effect to human health or the environment. The incident is being investigated by the U.S. Environmental Protection Agency and the Indiana Department of Natural Resources, with the cooperation of the Company. At this time, the Company is not able to predict whether Gaylord will be subject to any monetary sanctions arising out of this incident or the amount of any such monetary sanctions.

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

                                            2002                          2001
                                 ---------------------------   ---------------------------
                                   PRICE RANGE                   PRICE RANGE
                                 ---------------               ---------------
                                  HIGH     LOW     DIVIDENDS    HIGH     LOW     DIVIDENDS
                                 ------   ------   ---------   ------   ------   ---------
First Quarter..................  $59.99   $50.35     $0.32     $57.38   $40.35     $0.32
Second Quarter.................  $58.49   $51.75     $0.32     $56.80   $41.95     $0.32
Third Quarter..................  $58.11   $38.18     $0.32     $62.15   $43.90     $0.32
Fourth Quarter.................  $49.44   $32.69     $0.32     $59.55   $45.68     $0.32
                                                     -----                         -----
For the Year...................  $59.99   $32.69     $1.28     $62.15   $40.35     $1.28
                                                     =====                         =====

SHAREHOLDERS

     The Company's stock transfer records indicated that as of March 18, 2003, there were approximately 5,425 holders of record of the Common Stock.

DIVIDEND POLICY

     As indicated above, the Company paid quarterly dividends during each of the two most recent fiscal years in the amounts shown. On February 7, 2003, the Board of Directors declared a quarterly dividend on the Common Stock of $0.34 per share payable on March 14, 2003, to shareholders of record on February 28, 2003. The quarterly dividend was $0.32 per share from the dividend paid September 13, 1996, through the dividend paid December 13, 2002. The Board periodically reviews its dividend policy, and the declaration of dividends will necessarily depend upon earnings and financial requirements of the Company and other factors within the discretion of the Board.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     The following table sets forth information as of the Company's year-end 2002, with respect to compensation plans under which the Company's common stock may be issued:

                                                                                NUMBER OF SECURITIES
                                                                                 REMAINING AVAILABLE
                                                                                 FOR FUTURE ISSUANCE
                                   NUMBER OF SECURITIES    WEIGHTED-AVERAGE         UNDER EQUITY
                                    TO BE ISSUED UPON      EXERCISE PRICE OF     COMPENSATION PLANS
                                       EXERCISE OF            OUTSTANDING       (EXCLUDING SECURITIES
                                   OUTSTANDING OPTIONS,    OPTIONS, WARRANTS        REFLECTED IN
                                   WARRANTS AND RIGHTS        AND RIGHTS             COLUMN (A))
PLAN CATEGORY                              (A)                    (B)                  (C)(1)
-------------                      --------------------   -------------------   ---------------------
Equity compensation plans
  approved by security holders...       4,430,740               $53.89                1,150,683
Equity compensation plans not
  approved by security holders...            None                 None                     None
                                        ---------               ------                ---------
Total............................       4,430,740               $53.89                1,150,683
                                        =========               ======                =========

---------------

(1) Of this amount, at year end 412,531 shares could be issued as restricted shares or phantom shares and the remainder of 739,152 shares could only be issued as stock options. On February 7, 2003, the Company issued 67,900 restricted shares, 50,343 phantom shares, and 632,000 stock options at an exercise price of $43.01.

     Beginning first quarter 2003, the Company will voluntarily adopt the prospective transition method of accounting for stock-based compensation contained in Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123. Under the prospective transition method, the Company will apply the fair value recognition provisions to all stock-based compensation awards granted in 2003 and thereafter.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                          FOR THE YEAR
                                                         -----------------------------------------------
                                                         2002(A)    2001      2000      1999      1998
                                                         -------   -------   -------   -------   -------
                                                                 (IN MILLIONS EXCEPT PER SHARE)
Revenues
  Corrugated Packaging.................................  $ 2,587   $ 2,082   $ 2,092   $ 1,869   $ 1,707
  Building Products....................................      787       726       836       837       660
  Financial Services...................................    1,144     1,297     1,308     1,057       988
                                                         -------   -------   -------   -------   -------
Total revenues.........................................  $ 4,518   $ 4,105   $ 4,236   $ 3,763   $ 3,355
                                                         =======   =======   =======   =======   =======
Segment Operating Income
  Corrugated Packaging.................................  $    78   $   107   $   207   $   104   $    39
  Building Products....................................       49        13        77       189       118
  Financial Services...................................      171       184       189       138       154
                                                         -------   -------   -------   -------   -------
Segment operating income(b)............................      298       304       473       431       311
Corporate expenses.....................................      (34)      (30)      (33)      (30)      (28)
Other income (expense)(c)..............................      (24)        1       (15)       --       (47)
Parent company interest................................     (133)      (98)     (105)      (95)      (78)
                                                         -------   -------   -------   -------   -------
Income before taxes....................................      107       177       320       306       158
Income taxes...........................................      (42)      (66)     (125)     (115)      (70)
                                                         -------   -------   -------   -------   -------
Income from continuing operations......................       65       111       195       191        88
Discontinued operations(d).............................       (1)       --        --       (92)      (21)
Effect of accounting change............................      (11)       (2)       --        --        (3)
                                                         -------   -------   -------   -------   -------
Net income.............................................  $    53   $   109   $   195   $    99   $    64
                                                         =======   =======   =======   =======   =======
Diluted earnings per share
  Income from continuing operations....................  $  1.25   $  2.26   $  3.83   $  3.43   $  1.59
  Discontinued operations(d)...........................    (0.02)       --        --     (1.65)    (0.38)
  Effect of accounting change..........................    (0.21)    (0.04)       --        --     (0.06)
                                                         -------   -------   -------   -------   -------
  Net income...........................................  $  1.02   $  2.22   $  3.83   $  1.78   $  1.15
                                                         =======   =======   =======   =======   =======
Dividends per common share.............................  $  1.28   $  1.28   $  1.28   $  1.28   $  1.28
Average diluted shares outstanding.....................     52.4      49.3      50.9      55.8      55.9
Common shares outstanding at year-end..................     53.8      49.3      49.2      54.2      55.6
Depreciation and depletion:
  Manufacturing(b).....................................  $   221   $   182   $   198   $   200   $   192
  Financial Services...................................       26        23        18        17        14
Capital expenditures:
  Manufacturing........................................  $   112   $   184   $   223   $   178   $   157
  Financial Services...................................       13        26        34        26        39
At Year-End
Total assets:
  Parent company.......................................  $ 4,957   $ 4,121   $ 4,011   $ 4,005   $ 4,308
  Financial Services...................................   18,016    15,738    15,324    13,321    12,376
Long-term debt:
  Parent company.......................................  $ 1,883   $ 1,339   $ 1,381   $ 1,253   $ 1,501
  Financial Services...................................      181       214       210       212       210
Preferred stock issued by subsidiaries.................  $   305   $   305   $   305   $   225   $   225
Shareholders' equity...................................  $ 1,949   $ 1,896   $ 1,833   $ 1,927   $ 1,998
Ratio of total debt to total capitalization -- parent
  company..............................................       49%       41%       43%       39%       43%

---------------

(a) In 2002, the Company acquired Gaylord (March), a box plant in Puerto Rico (March), certain assets of Mack Packaging Group, Inc. (May) and Fibre Innovations LLC (November). Also in May 2002, the Company sold 4.1 million shares of common stock and issued $345 million of Upper DECS(SM) units and $500 million of Senior Notes due 2012. In the aggregate, these transactions significantly increased the assets and operations of the Company and its Corrugated Packaging Group and changed the capital structure of the Company. The following unaudited pro forma information assumes these acquisitions and related financing transactions had occurred at the beginning of 2002 and 2001:

                                                                FOR THE YEAR
                                                              -----------------
                                                               2002      2001
                                                              -------   -------
                                                                (IN MILLIONS
                                                              EXCEPT PER SHARE)
Total revenues..............................................  $4,661    $4,964
Income from continuing operations...........................      54        96
Diluted earnings per share:
  Income from continuing operations.........................  $ 1.03    $ 1.80

    Adjustments made to derive this pro forma information include those related to the effects of the purchase price allocations and financing transactions and the reclassification of the discontinued operations. The pro forma information does not reflect the effects of planned capacity rationalization, cost savings or other synergies that may be realized. These pro forma results are not necessarily an indication of what actually would have occurred if the acquisitions had been completed on those dates and are not intended to be indicative of future results.

    In 2001, the Company acquired the corrugated packaging operations of Chesapeake Corporation and Elgin Corrugated Box Company (May) and ComPro Packaging LLC (October). The unaudited pro forma results of operations, assuming these acquisitions had been effected as of the beginning of the applicable fiscal year, would not have been materially different from those reported.

    Year 2002 amounts are not comparable to prior years due to the amortization of goodwill and trademarks in years prior to the 2002 adoption of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets.

(b) Segment operating income in 2001 includes a $27 million reduction in depreciation expense resulting from a change in the estimated useful lives of certain production equipment. Of this amount, $20 million applies to the Corrugated Packaging Group and $7 million applies to the Building Products Group.

(c) Other income (expense) includes (i) in 2002, an $11 million write-off of unamortized financing fees in connection with the early repayment of a bridge financing facility, a $6 million charge related to promissory notes previously sold with recourse in connection with the 1998 sale of the Company's Argentine box plant and a $7 million charge related to severance and write-off of technology investments; (ii) in 2001, a $20 million gain from the sale of non-strategic timberlands and $19 million in losses from the disposition of under-performing assets and other charges; (iii) in 2000, a $15 million loss from the decision to exit the fiber cement business; and (iv) in 1998, a $24 million loss from the disposition of the Argentine operations and $23 million in losses and charges related to other under-performing assets.

(d) Discontinued operations includes (i) in 2002, the non-strategic operations obtained in the Gaylord acquisition including the retail bag business, which was sold in May 2002, the multi-wall bag business and kraft paper mill, which were sold in January 2003, and the chemical business; (ii) in 1999, the bleached paperboard operations, which were sold in 1999 and includes a loss on disposal of $71 million; and (iii) in 1998, the bleached paperboard operations for the year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The actual results achieved by the Company may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include general economic, market, or business conditions; the opportunities (or lack thereof) that may be presented to and pursued by the Company; the availability and price of raw materials used by the Company; competitive actions by other companies; changes in laws or regulations; the accuracy of certain judgments and estimates concerning the integration of Gaylord into the operations of the Company; the accuracy of certain judgments and estimates concerning the Company's streamlining project; and other factors, many of which are beyond the control of the Company.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 2002, 2001 AND 2000

  SUMMARY

     Consolidated revenues were $4.5 billion in 2002, $4.1 billion in 2001 and $4.2 billion in 2000. Income from continuing operations was $65 million in 2002, $111 million in 2001 and $195 million in 2000. Income from continuing operations per diluted share was $1.25 in 2002, $2.26 in 2001 and $3.83 in 2000.

  BUSINESS SEGMENTS

     The Company manages its operations through three business segments:
Corrugated Packaging, Building Products and Financial Services. Each of these business segments is affected by the factors of supply and demand and changes in domestic and global economic conditions. These conditions include changes in interest rates, new housing starts, home repair and remodeling activities and the strength of the U.S. dollar, some or all of which may have varying degrees of impact on the business segments. As used herein, the term "parent company" refers to the Company and its manufacturing business segments, the Corrugated Packaging Group and the Building Products Group, with the Financial Services Group reported on the equity method.

     The Company acquired effective control of Gaylord Container Corporation ("Gaylord") and began consolidating the results of Gaylord on March 1, 2002. In May 2002, the Company sold 4.1 million shares of common stock and issued $345 million of Upper DECS(SM) units and $500 million of Senior Notes due 2012. The Company also acquired a box plant in Puerto Rico in March 2002, certain assets of Mack Packaging Group, Inc. in May 2002 and Fibre Innovations LLC in November 2002. In the aggregate, these transactions significantly increased the assets and operations of the Company and its Corrugated Packaging Group and changed the capital structure of the Company. As a result, 2002 financial information is not comparable to prior periods. None of these acquisitions resulted in the creation of any new business segments.

  THE CORRUGATED PACKAGING GROUP

     The Corrugated Packaging Group manufactures linerboard and corrugating medium that it converts into a complete line of corrugated and specialty packaging. The Corrugated Packaging Group operations consist of five linerboard mills, one corrugating medium mill, 72 converting plants, ten specialty-converting plants and an interest in a gypsum facing paper joint venture. The Corrugated Packaging Group's facilities are located throughout the United States and in Mexico and Puerto Rico. The Corrugated Packaging Group's revenues are principally derived from the sale of corrugated packaging products and, to a lesser degree, from the sale of linerboard in the domestic and export markets.

     The Corrugated Packaging Group began consolidating the results of Gaylord on March 1, 2002. Gaylord was primarily engaged in the manufacture and sale of corrugated containers and linerboard through its 1,070,000-ton linerboard mill in Bogalusa, Louisiana, its 425,000-ton recycle linerboard mill in Antioch, California, and its 20 converting facilities. The Company permanently closed Gaylord's Antioch mill in September 2002. In addition, the Company ceased operating two machines at the Bogalusa mill in 2002. As a result of this acquisition, the Corrugated Packaging Group is the third largest U.S. manufacturer in the corrugated packaging industry. The Corrugated Packaging Group also acquired a box plant in Puerto Rico in March 2002 and certain assets of Mack Packaging Group, Inc. in May 2002 and Fibre Innovations LLC in November 2002. Due to the integration of the acquired operations, the incremental effects on the Corrugated Packaging Group's 2002 operating income associated with these acquisitions cannot be readily quantified but is considered to be significant.

     In 2001, the Corrugated Packaging Group completed the acquisition of the corrugated packaging operations of Chesapeake Corporation, Elgin Corrugated Box Company and ComPro Packaging LLC. These operations consist of 13 corrugated converting plants in eight states. These acquired operations did not contribute significantly to the Corrugated Packaging Group's 2001 operating income.

     The Corrugated Packaging Group's revenues were $2.6 billion in 2002 compared with $2.1 billion in 2001 and $2.1 billion in 2000. The Corrugated Packaging Group's revenues from the sale of corrugated packaging represented 94 percent of this group's revenues in 2002 compared with 93 percent in 2001 and 91 percent in

2000. The remaining revenues are derived from the sales of linerboard and other products. The change in revenues in 2002 was principally due to the inclusion of the acquired operations, approximately $654 million, partially offset by lower corrugated packaging and linerboard prices and volumes. Average corrugated packaging prices were down five percent while pro forma corrugated packaging shipments (including Gaylord) were down three percent in 2002 compared with 2001. Corrugated packaging prices and shipments continue to be adversely affected by the weak economy. Average linerboard prices were down seven percent while pro forma linerboard shipments (including Gaylord) were down nine percent in 2002 compared with 2001. Linerboard markets continue to be adversely affected by the weak economy and increased offshore containerboard capacity. Revenues were unchanged in 2001 as the inclusion of the acquired corrugated packaging operations, approximately $100 million, was offset by lower corrugated packaging volumes and lower linerboard prices. Average corrugated packaging prices were up two percent, while corrugated packaging shipments were down three percent compared with pro forma shipments (including the acquired operations) for 2000. Corrugated packaging prices and shipments were adversely affected by the weak economy. Average linerboard prices were down seven percent while linerboard shipments were down 14 percent. Linerboard markets were adversely affected by the weak economy and increased offshore containerboard capacity. Revenues and volumes were also affected by the poor performance of the specialty packaging operations. The change in revenues in 2000 was due to higher corrugated packaging prices, up 17 percent, with essentially no change in volumes coupled with higher linerboard prices, up 20 percent, partially offset by lower linerboard shipments, down ten percent.

     In 2001 and 2002, average corrugated packaging prices and shipments were adversely affected by the weak economy while linerboard markets were adversely affected by the weak economy and increased offshore containerboard capacity. It is likely that these factors will continue to have an adverse effect on the Corrugated Packaging Group's revenues and operating results in 2003.

     Costs, which include production, distribution and administrative costs, were $2.5 billion in 2002 compared with $2.0 billion in 2001 and $1.9 billion in 2000. The change in costs in 2002 was primarily due to the inclusion of the acquired operations. Other factors increasing costs in 2002 included higher OCC costs, up $26 million, higher pension costs, up $18 million, and higher depreciation expense, up $39 million, resulting from the addition of the acquired property and equipment. Factors decreasing costs in 2002 included lower energy costs, down $32 million, less goodwill amortization, down $4 million, and lower expenses associated with the specialty packaging operations. The change in costs in 2001 was due to the inclusion of the acquired corrugated packaging operations, higher energy costs, up $30 million, higher labor and benefit costs, up $19 million, higher technology costs, up $14 million, and higher costs associated with the specialty packaging operations. Factors decreasing costs in 2001 were lower OCC costs, down $35 million, and lower depreciation expense, down $20 million, due to the lengthening of estimated useful lives of certain production equipment beginning January 2001. The changes in costs in 2000 were primarily due to higher energy costs, up $10 million, higher OCC costs and increased outside purchases of corrugating medium. OCC prices continue to fluctuate from year to year. OCC costs averaged $97 per ton in 2002 compared with $69 per ton in 2001 and $107 per ton in 2000. At year-end 2002, OCC prices were $81 per ton compared with $53 per ton at year-end 2001 and $67 per ton at year-end 2000. OCC represented 39 percent of the group's fiber requirements during 2002 compared with 38 percent in 2001 and 41 percent in 2000. Energy costs, principally natural gas, also continue to fluctuate from year to year. Energy costs began to rise during second quarter 2000, peaked during second quarter 2001 and began to decline the remainder of 2001 reaching more normalized levels by year-end 2001. Energy costs remained at these levels during most of 2002, but began to rise during fourth quarter 2002 and have continued to rise in early 2003. It is likely that OCC and energy costs will continue to fluctuate during 2003.

     Mill production was 3.1 million tons in 2002 compared with 2.1 million tons in 2001 and 2.3 million tons in 2000. Of the mill production, 84 percent in 2002, 83 percent in 2001 and 80 percent in 2000 was used by the corrugated packaging operations. The remainder was sold in the domestic and export markets. In September 2002, the 425,000-ton per year capacity recycle linerboard mill in Antioch, California obtained in the acquisition of Gaylord was permanently closed. Also in September 2002, the No. 2 paper machine at the Orange, Texas linerboard mill resumed full production. This machine was shut down in December 2001 due to weak market conditions. Mill production was curtailed by 451,000 tons in 2002 due to market, maintenance and operational reasons, compared with 327,000 tons in 2001 and 315,000 tons in 2000. The Corrugated Packaging Group will likely continue to curtail production in 2003 for these reasons. At year-end 2002, the Corrugated Packaging Group's annual linerboard and medium mill capacity is 3.3 million tons of which approximately 67 percent is dependent on virgin fiber and approximately 33 percent is dependent on recycled raw materials such as OCC.

     In connection with the closure of the Antioch mill, the Corrugated Packaging Group established accruals for the estimated costs of closure. These closure accruals aggregated $41 million, which consisted of $5 million for involuntary terminations of the work force, $6 million for contract terminations, $13 million for environmental compliance and $17 million for demolition and clean up. These accruals were recognized as liabilities incurred in connection with the acquisition of Gaylord and are included in the allocation of the purchase price. At year-end 2002, the remaining balance of the accruals aggregated $33 million. It is expected that the majority of these accruals will be paid in 2003. The carrying value of the Antioch mill's property and equipment was adjusted to its estimated fair value less cost to sell. It is expected that these assets will be sold in 2003 and 2004.

     Market conditions continue to be weak for gypsum facing paper. As a result, the Corrugated Packaging Group's Premier Boxboard Limited LLC joint venture continues to produce corrugating medium, of which the Corrugated Packaging Group purchased 169,200 tons in 2002, 159,400 tons in 2001 and 72,000 tons in 2000. It is uncertain when market conditions for lightweight gypsum facing paper will improve to levels that eliminate the venture's need to produce corrugating medium.

     Of the non-strategic assets obtained in the Gaylord acquisition, the retail bag business, the multi-wall bag business, the kraft paper mill and other non-strategic assets have been sold for aggregate proceeds of approximately $100 million. The only non-strategic asset that remains is the chemical business, which is anticipated to be sold upon the resolution of its toxic tort litigation. The operating results and cash flows of these operations are classified as discontinued operations and are excluded from business segment operating income. In addition, the Corrugated Packaging Group terminated 142 employees of Gaylord's corporate and divisional staff in 2002. In 2001, the Corrugated Packaging Group sold its corrugated packaging operation in Chile at a loss of $5 million. The Corrugated Packaging Group also restructured and downsized its specialty packaging operations at a loss of $4 million and recognized an impairment charge of $4 million related to its interest in a glass bottling venture operation in Puerto Rico. These losses are included in other operating expenses and excluded from business segment operating income.

     The Corrugated Packaging Group is continuing its efforts to enhance return on investment. These include reviewing operations that are unable to meet return objectives and determining appropriate courses of action including the possible consolidation and rationalization of converting facilities.

     The Corrugated Packaging Group's business segment operating income was $78 million in 2002 compared with $107 million in 2001 and $207 million in 2000.

  THE BUILDING PRODUCTS GROUP

     The Building Products Group manufactures a variety of building products including lumber, particleboard, medium density fiberboard (MDF), gypsum wallboard and fiberboard. The Building Products Group operations consist of 19 facilities including a particleboard plant and an MDF plant operated under long-term operating lease agreements and interests in a gypsum wallboard joint venture and an MDF joint venture. The Building Products Group operates in the United States and Canada and manages the Company's 2.1 million acres of owned and leased timberlands located in Texas, Louisiana, Georgia and Alabama. The Building Products Group's revenues are principally derived from the sale of its building products and to a lesser degree from sales of timberlands.

     The Building Products Group's revenues were $787 million in 2002 compared with $726 million in 2001 and $836 million in 2000. The change in revenues in 2002 was due to higher average prices for MDF and gypsum and higher shipments of all products, partially offset by lower average prices for particleboard and lumber. Average prices for lumber were down six percent and particleboard prices were down 13 percent while average prices for MDF were up three percent and gypsum prices were up 25 percent. Shipments for all products were up with lumber shipments up five percent, particleboard up 12 percent, MDF up 11 percent and gypsum up 16 percent. In 2001, prices for lumber were down five percent, particleboard down 14 percent, and gypsum down 39 percent, while prices for MDF were up four percent due to improved product mix. In 2001, shipments of lumber were up 15 percent, particleboard down 14 percent, gypsum down 13 percent and MDF up five percent. Lumber shipments were up primarily due to the new Pineland sawmill, which began operations in second quarter 2001. Particleboard shipments were down due to weaker market conditions and the explosion at the Mount Jewett facility, which closed the facility for about five months during 2001. The change in revenues in 2000 was due to increased shipments resulting from additional manufacturing facilities partially offset by lower average prices in most product lines.

     In 2001 and 2002, lumber prices were adversely affected by over-capacity and increased imports. It is likely that these conditions will continue in 2003.

     Other revenues include sales of high-value timberlands and deliveries under a long-term fiber supply agreement entered into in connection with the 1999 sale of the bleached paperboard operations. The contribution to the Building Products Group's operating income from sales of high-value lands was $16 million in 2002 compared with $10 million in 2001 and $11 million in 2000.

     Costs, which include production, distribution and administrative costs, were $738 million in 2002 compared with $713 million in 2001 and $759 million in 2000. The change in costs in 2002 was due to higher production volumes and higher pension costs, up $4 million, partially offset by lower energy costs, down $12 million. Fiber costs were up three percent. The change in costs in 2001 was due to lower production volumes, lower depreciation expense, down $7 million, and the disposition of the fiber cement venture during third quarter 2000 offset by higher energy costs, up $8 million. The decrease in depreciation expense was due to the lengthening of estimated useful lives of certain production equipment beginning January 2001. Fiber costs were down 16 percent. The change in costs in 2000 was due to additional manufacturing facilities, an increase in energy costs, up $7 million, and $13 million of operating losses from the fiber cement venture. Fiber costs were up four percent. Energy costs, principally natural gas, continue to fluctuate from year to year. Energy costs began to rise during second quarter 2000, peaked during second quarter 2001 and began to decline the remainder of 2001 reaching more normalized levels by year-end 2001. Energy costs remained at these levels during most of 2002, but began to rise during fourth quarter 2002 and have continued to rise in early 2003. It is likely that energy costs will continue to fluctuate during 2003.

     Production was curtailed to varying degrees due to market conditions in most product lines. Production averaged from a low of 66 percent to a high of 76 percent of capacity in the various product lines in 2002 compared with a low of 66 percent to a high of 77 percent of capacity in 2001. The Building Products Group's joint venture operations also experienced production curtailments in 2002 and 2001 due to market conditions. The Building Products Group and its joint venture operations will likely continue to curtail production to varying degrees due to market conditions in the various product lines in 2003.

     The Building Products Group's Del-Tin Fiber LLC MDF joint venture in El Dorado, Arkansas, continues to experience production and cost issues. In first quarter 2001, this facility was shut down due to market conditions, higher energy prices and reconstruction of the heat energy system of the plant. Production at this facility resumed in second quarter 2001. In second quarter 2002, Deltic Timber Corporation, the partner in this venture, announced its intentions to evaluate strategic alternatives for its one-half interest in the venture. In January 2003, Deltic Timber announced its intention to exit this business upon the earliest, reasonable opportunity provided by the market. As a result of this decision, Deltic Timber recognized an $11 million after tax charge. It is uncertain what effects Deltic Timber's decision will have on the joint venture or its operations. At year-end 2002, the Building Products Group's equity investment in the venture was $14 million, and it has agreed to fund up to $36 million of the venture's debt service obligations as needed. In 2002, the Building Products Group contributed $12 million to the venture. At year-end 2002, the venture had $2 million in working capital, $97 million in property and equipment and $75 million in net long-term debt.

For the year 2002, the venture had $31 million in revenues and a net loss of $19 million of which the Building Products Group's share was $9 million.

     In 2001, the Building Products Group performed a review of its 2.1 million acres of timberlands and classified them into three categories: strategic, 1.8 million acres; non-strategic, 110,000 acres; and high value, 160,000 acres. In September 2001, approximately 78,000 acres of the non-strategic timberlands were sold for $54 million resulting in a gain of $20 million, which was included in other income. The remaining non-strategic timberlands will be sold over time. The high value land is located around Atlanta, Georgia and will be sold over time. In 2002, 5,846 acres of these high value lands were sold compared with 2,462 acres in 2001.

     The Building Products Group is continuing its efforts to enhance return on investment, including reviewing operations that are unable to meet return objectives and determining appropriate courses of action. In addition, the Building Products Group is continuing to address production cost and market issues at its particleboard and MDF facilities, including the Del-Tin Fiber MDF joint venture.

     The Building Products Group's business segment operating income was $49 million in 2002 compared with $13 million in 2001 and $77 million in 2000.

  THE FINANCIAL SERVICES GROUP

     The Financial Services Group operates a savings bank and engages in mortgage banking, real estate and insurance brokerage activities. The savings bank, Guaranty Bank (Guaranty), conducts its retail business through banking centers in Texas and California. Commercial and residential lending activities are conducted in over 35 markets in 21 states and the District of Columbia. The mortgage banking operation originates single-family mortgages and services them for Guaranty and unrelated third parties. Mortgage origination offices are located in 26 states. Real estate operations include the development of residential subdivisions and multifamily housing and the management and sale of income producing properties, which are principally located in Texas, Colorado, Florida, Tennessee, California and Missouri. The insurance brokerage operation sells a full range of insurance products.

     In 2002, the Financial Services Group acquired five savings bank branches in Northern California and an insurance agency operation in Los Angeles. In 2001, the Financial Services Group acquired an asset-based loan portfolio and two mortgage production operations. In 2000, the Financial Services Group acquired American Finance Group, Inc. (AFG), a commercial finance company engaged in leasing and secured lending. Pro forma results, assuming these acquisitions had been effected at the beginning of the appropriate periods, would not be significantly different from those presented.

Operations

     The Financial Services Group revenues, consisting of interest and noninterest income, were $1.1 billion in 2002 compared with $1.3 billion in 2001 and $1.3 billion in 2000.

     Selected financial information for the Financial Services Group follows:

                                                                  FOR THE YEAR
                                                              ---------------------
                                                              2002    2001    2000
                                                              -----   -----   -----
                                                                  (IN MILLIONS)
Net interest income.........................................  $ 374   $ 395   $ 355
Provision for loan losses...................................    (40)    (46)    (39)
Noninterest income..........................................    370     308     235
Noninterest expense.........................................   (533)   (473)   (362)
                                                              -----   -----   -----
  Segment operating income..................................    171     184     189
Severance and asset write-offs..............................     (7)     --      --
                                                              -----   -----   -----
  Income before taxes.......................................  $ 164   $ 184   $ 189
                                                              =====   =====   =====

     Net interest income was $374 million in 2002 compared with $395 million in 2001 and $355 million in 2000. The change in net interest income in 2002 was due to the maintenance of an asset sensitive position, a change in the mix of average earning assets and a competitive market for deposits. In 2002, the Financial Services Group maintained an asset sensitive position whereby the rate and pre-payment characteristics of its assets were more responsive to changes in market interest rates than its liabilities. As a result, the declining interest rate environment encountered in 2002 coupled with a change in the mix of earning assets to lower risk, lower yield, single-family residential related earning assets negatively affected net interest income. The change in net interest income in 2001 was primarily due to growth and changes in the mix of average earning assets and interest-bearing liabilities. To assist in quantifying these matters the following table presents average balances, interest income and expense and rates by major balance sheet categories:

                                                                      FOR THE YEAR
                                 ---------------------------------------------------------------------------------------
                                            2002                          2001                          2000
                                 ---------------------------   ---------------------------   ---------------------------
                                 AVERAGE              YIELD/   AVERAGE              YIELD/   AVERAGE              YIELD/
                                 BALANCE   INTEREST    RATE    BALANCE   INTEREST    RATE    BALANCE   INTEREST    RATE
                                 -------   --------   ------   -------   --------   ------   -------   --------   ------
                                                                  (DOLLARS IN MILLIONS)
ASSETS
Cash equivalents...............  $   152     $  3      2.20%   $   139     $  5      4.06%   $   127    $    8     6.25%
Securities.....................    4,740      197      4.16%     3,025      190      6.27%     3,011       197     6.55%
Loans(a).......................    9,868      517      5.24%    10,465      753      7.19%    10,165       855     8.41%
Loans held for sale............      986       57      5.75%       701       41      5.93%       211        13     6.17%
                                 -------     ----              -------     ----              -------    ------
  Total earning assets.........   15,746     $774      4.92%    14,330     $989      6.91%    13,514    $1,073     7.94%
Other assets...................    1,031                         1,048                         1,077
                                 -------                       -------                       -------
    Total assets...............  $16,777                       $15,378                       $14,591
                                 =======                       =======                       =======

LIABILITIES AND EQUITY
Deposits:
Interest-bearing demand........  $ 2,809     $ 34      1.22%   $ 2,838     $ 77      2.72%   $ 2,294    $   93     4.04%
Savings deposits...............      208        3      1.26%       172        3      1.89%       189         4     1.94%
Time deposits..................    5,382      202      3.75%     5,990      319      5.32%     6,993       396     5.67%
                                 -------     ----              -------     ----              -------    ------
  Total deposits...............    8,399      239      2.85%     9,000      399      4.44%     9,476       493     5.20%
                                 -------     ----              -------     ----              -------    ------
Advances from FHLBs............    3,202      100      3.14%     3,412      139      4.08%     2,511       159     6.35%
Securities sold under
  repurchase agreements........    2,070       36      1.75%       594       23      3.84%       484        32     6.51%
Other debt.....................      227       12      5.20%       235       14      5.91%       217        16     7.34%
Preferred stock issued by
  subsidiaries.................      307       13      4.23%       308       19      6.37%       230        18     7.85%
                                 -------     ----              -------     ----              -------    ------
  Total other borrowings.......    5,806      161      2.78%     4,549      195      4.30%     3,442       225     6.54%
                                 -------     ----              -------     ----              -------    ------
  Total interest-bearing
    liabilities................   14,205     $400      2.82%    13,549     $594      4.39%    12,918    $  718     5.56%
Obligations to settle trade
  date securities..............      600                            --                            --
Other liabilities..............      827                           687                           597
Shareholder's equity...........    1,145                         1,142                         1,076
                                 -------                       -------                       -------
Total liabilities and equity...  $16,777                       $15,378                       $14,591
                                 =======                       =======                       =======
  Interest rate spread.........                        2.10%                         2.52%                         2.38%
  Net interest income/margin...              $374      2.38%               $395      2.75%              $  355     2.63%
                                             ====                          ====                         ======

---------------

(a) Includes nonaccruing loans.

     Average earning assets increased $1.4 billion in 2002, primarily due to an increase in securities. A mortgage-backed securities purchase program, begun in late 2001, resulted in an increase in average U.S. government agency mortgage-backed securities of $1.7 billion in 2002. The increase in average securities was partially offset by a $597 million decline in average loans. The decline in average loans was due primarily to decreases of $307 million in average single-family mortgage loans, $215 million in average consumer and other loans and $201 million in average commercial real estate loans, which were partially offset by a $216 million increase in commercial and business loans. In addition, average loans held for sale increased $285 million in 2002. Average earning assets increased $816 million in 2001 primarily due to an increase in average loans and average loans held for sale. Approximately $280 million of the increase in average loans was the result of the first quarter 2001 acquisition of an asset-based lending portfolio and the first quarter 2000 acquisition of AFG. The remainder was due to internally generated growth, primarily in average residential loans and average commercial and business loans. In addition, average loans held for sale increased $490 million in 2001.

     Average interest bearing liabilities increased $656 million in 2002 primarily due to an increase in other borrowings partially offset by a decrease in deposits. Average other borrowings increased $1.3 billion due primarily to an increase in average securities sold under repurchase agreements resulting from the mortgage-backed securities purchase program partially offset by a $210 million decrease in average advances from FHLBs. The decrease in average interest-bearing deposits of $601 million in 2002 was the result of very competitive markets partially offset by branch and deposit acquisitions. Despite paying rates for new deposits at an historically high interest rate spread, non-renewed maturing deposits exceeded new deposits in 2002. See Note G to the Financial Services Group Summarized Financial Statements for further information regarding deposits. Average interest bearing liabilities increased $631 million in 2001 due primarily to an increase in average other borrowings, principally advances from FHLBs partially offset by a $476 million decrease in average interest-bearing deposits in very competitive markets.

     The following table presents the changes in net interest income attributable to changes in volume and rates of earning assets and interest-bearing liabilities.

                                            2002 COMPARED WITH 2001           2001 COMPARED WITH 2000
                                         INCREASE (DECREASE) DUE TO(A)     INCREASE (DECREASE) DUE TO(A)
                                         ------------------------------    ------------------------------
                                          VOLUME      RATE       TOTAL      VOLUME      RATE       TOTAL
                                         --------    -------    -------    --------    -------    -------
                                                                  (IN MILLIONS)
Interest income:
Cash equivalents.......................    $  1       $  (3)     $  (2)      $ --       $  (3)     $  (3)
Securities.............................      84         (77)         7          1          (8)        (7)
Loans..................................     (40)       (195)      (235)        25        (127)      (102)
Loans held for sale....................      16          (1)        15         29          (1)        28
                                           ----       -----      -----       ----       -----      -----
       Total interest income...........      61        (276)      (215)        55        (139)       (84)
Interest expense:
Deposits:
     Interest-bearing demand...........      (1)        (42)       (43)        19         (35)       (16)
     Savings deposits..................       1          (1)        --         --          --         --
     Time deposits.....................     (30)        (87)      (117)       (55)        (23)       (78)
                                           ----       -----      -----       ----       -----      -----
       Total interest on deposits......     (30)       (130)      (160)       (36)        (58)       (94)
Advances from FHLBs....................      (8)        (31)       (39)        47         (67)       (20)
Securities sold under repurchase
  agreements...........................      31         (18)        13          6         (15)        (9)
Other debt.............................      --          (2)        (2)         1          (3)        (2)
Preferred stock issued by
  subsidiaries.........................      --          (6)        (6)         5          (4)         1
                                           ----       -----      -----       ----       -----      -----
       Total interest expense..........      (7)       (187)      (194)        23        (147)      (124)
                                           ----       -----      -----       ----       -----      -----
Net interest income....................    $ 68       $ (89)     $ (21)      $ 32       $   8      $  40
                                           ====       =====      =====       ====       =====      =====

---------------

(a) The change in interest income and expense due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

     The Financial Services Group is a party to various interest rate corridor and cap agreements, which reduce the impact of increases in interest rates on its investments in adjustable-rate mortgage-backed securities that have lifetime interest rate caps. These corridor and cap agreements do not qualify for hedge accounting and are therefore recorded at fair value. The changes in fair value, which are not material, are included in the determination of net interest income. The fair value of these corridor and cap agreements at year-end 2002 and 2001 was immaterial. There were no material changes in risk management policies as a result of applying hedge accounting in 2002. See Note M to the Financial Services Group Summarized Financial Statements for further information regarding hedging strategies.

     In 2002, net interest income was adversely affected by the maintenance of an asset sensitive position in a declining interest rate environment coupled with a change in the mix of earning assets to lower risk, lower yield, single-family residential related earning assets. If interest rates continue to decline in 2003 it is likely that net interest income will continue to be adversely affected. However, if interest rates begin to rise in 2003, then it is likely that net interest income would be positively affected.

     The provision for loan losses was $40 million in 2002 compared with $46 million in 2001 and $39 million in 2000. The 2002 provision related primarily to the commercial and business portfolio. This portfolio includes large syndications, middle market lending, asset-based lending and equipment leasing. Both the asset-based lending and equipment leasing areas continued to show weakness in 2002. Significant provisions were required on several borrowers with ties to air transportation, which was affected by the downturn related to the events of September 11, 2001. The 2001 provision primarily related to a decline in asset quality related to loans in the senior housing, commercial and asset-based lending portfolios. The 2000 provision primarily related to large syndications in the commercial and business portfolio.

     Noninterest income includes service charges, fees and revenues from mortgage banking, real estate and insurance activities. Noninterest income was $370 million in 2002 compared with $308 million in 2001 and $235 million in 2000. The increase in noninterest income in 2002 was due to increases in income from mortgage banking operations of $63 million, service charges on deposits of $8 million and insurance operations of $3 million. These were partially offset by declines in income from real estate operations of $9 million, loan related fees and gains on sale of loans of $4 million and income from operating leases of $3 million. See Mortgage Banking Activities for further information regarding mortgage banking operations. The increase in income from insurance operations was primarily due to an agency acquisition in first quarter 2002. The decline in income from the real estate operations was primarily related to the decline in lot sales as activity in residential development slowed with the downturn in the economy. The decline in loan related fees and gains on sale of loans was primarily due to lower loan origination activity. The Financial Services Group is no longer originating equipment leases. As a result, the income from operating leases is declining as the portfolio pays off. The increase in noninterest income in 2001 was due to increased income from mortgage banking operations of $46 million, insurance operations of $13 million, loan related fees and gains on sale of loans of $7 million and fee-based products of $8 million. These were partially offset by a decline in income from real estate operations of $4 million.

     Noninterest expense includes compensation and benefits, real estate operations, occupancy and data processing expenses. Noninterest expense, including severance and asset write-offs, was $540 million in 2002 compared with $473 million in 2001 and $362 million in 2000. The increase in noninterest expense in 2002 was primarily due to an increase in costs associated with mortgage banking operations of $76 million and compensation and benefits associated with the insurance agency acquisition of $4 million. During first quarter 2002, due to a slow down in loan demand, the Financial Services Group took actions to lower costs and exit certain businesses and product delivery methods that were not expected to meet return objectives in the near term. These actions resulted in a $7 million charge related to severance for work force reductions and the write-off of certain technology investments. This restructuring and other cost reduction activities that occurred throughout 2002 resulted in a reduction in compensation and benefits of $8 million, professional services of $4 million, advertising and promotional expense of $3 million and occupancy of $3 million. The increase in noninterest expense in 2001 was primarily due to an increase in costs associated with mortgage banking operations of $68 million and costs related to the asset-based portfolio acquisition and new product offerings.

     See Note N to the Financial Services Group Summarized Financial Statements for further information regarding noninterest income and noninterest expense.

Earning Assets

     Earning assets include cash equivalents, mortgage loans held for sale, securities and loans. At year-end 2002, cash equivalents, mortgage loans held for sale, securities and residential loans constituted 77 percent of total earning assets compared with 69 percent at year-end 2001 and 70 percent at year-end 2000.

     Securities, which consists principally of U.S. government agency mortgage-backed securities, were $5.8 billion at year-end 2002 compared with $3.4 billion at year-end 2001 and $3.3 billion at year-end 2000. The increase in 2002 was due to purchases of U.S. Government agency mortgage-backed securities of $3.4 billion partially offset by maturities and prepayments. These purchases are part of a mortgage-backed securities purchase program that began in late 2001. The increase in 2001 was the result of purchases and securitizations of $948 million, partially offset by maturities and prepayments. Virtually all of these securities held at year-end 2002 were classified as variable/no maturity. See Note D to the Financial Services Group Summarized Financial Statements for further information regarding securities.

     Mortgage loans held for sale were $1.1 billion at year-end 2002 compared with $958 million at year-end 2001 and $232 million at year-end 2000. The increases in 2002 and 2001 were the result of high refinancing activities due to the low interest rate environment and growth in the mortgage production operations due to acquisitions in 2001.

     Loans were $9.8 billion at year-end 2002 compared with $10.0 billion at year-end 2001 and $10.5 billion at year-end 2000. The following table summarizes the composition of the loan portfolio:

                                                                   AT YEAR-END
                                                   -------------------------------------------
                                                    2002     2001     2000      1999     1998
                                                   ------   ------   -------   ------   ------
                                                                  (IN MILLIONS)
Single-family mortgage...........................  $2,470   $1,987   $ 2,959   $3,053   $3,280
Single-family mortgage warehouse.................     522      547       343      490      812
Single-family construction.......................   1,004      991       978      706      565
Multifamily and senior housing...................   1,858    1,927     1,901    1,648      972
                                                   ------   ------   -------   ------   ------
  Total residential..............................   5,854    5,452     6,181    5,897    5,629
Commercial real estate...........................   1,891    2,502     2,605    2,233    1,722
Commercial and business..........................   1,856    1,777     1,239      755      484
Consumer and other...............................     199      255       487      524      383
                                                   ------   ------   -------   ------   ------
  Total loans....................................   9,800    9,986    10,512    9,409    8,218
Less allowance for loan losses...................    (132)    (139)     (118)    (113)     (87)
                                                   ------   ------   -------   ------   ------
                                                   $9,668   $9,847   $10,394   $9,296   $8,131
                                                   ======   ======   =======   ======   ======

     Single-family mortgages are made to owners to finance the purchase of a home. Single-family mortgage warehouse loans provide funding to mortgage lenders to support the flow of loans from origination to sale. Single-family construction loans finance the development and construction of single-family homes, condominiums and town homes, including the acquisition and development of home lots. Multifamily and senior housing loans are for the development, construction and lease up of apartment projects and housing for independent, assisted and memory-impaired residents. Commercial real estate loans provide funding for the development, construction and lease up primarily of office, retail and industrial projects and are geographically diversified among 35 market areas in 21 states and the District of Columbia. Commercial and business loans finance business operations and are primarily composed of large syndications, asset-based and middle market loans and direct financing leases on equipment. The Financial Services Group is no longer originating equipment leases, and, as a result, this portfolio is declining as the leases pay off. Consumer and other loans are primarily composed of loans secured by junior liens on single-family homes.

     In 2002, the Financial Services Group focused on altering the mix of loans to reduce the overall risk in the portfolio. As a result, residential loans represent 60 percent of the loan portfolio at year-end 2002 compared with 55 percent at year-end 2001 and 59 percent at year-end 2000. In 2002, single-family mortgage loans increased $483 million and commercial real estate loans decreased $611 million. In 2001, single-family mortgage loans decreased $972 million due to significant repayments in the low interest rate environment and very little new loan production. In addition, commercial and business loans increased $538 million partially due to the 2001 acquisition of an asset-based lending portfolio.

     Lending activities are subject to underwriting standards and liquidity considerations. Specific underwriting criteria for each type of loan are outlined in a credit policy approved by the Board of Directors of the savings bank. In general, commercial loans are evaluated based on cash flow, collateral, market conditions, prevailing economic trends, type and leverage capacity of the borrower, capabilities, experience and reputation of management of the borrower and capital and investment in a particular property, if applicable. Most small business and consumer loans are underwritten using credit-scoring models that consider factors including payment capacity, credit history and collateral. In addition, market conditions, economic trends and the type of borrower are considered. The credit policy, including the underwriting criteria for loan categories, is reviewed on a regular basis and adjusted when warranted.

     Construction and commercial and business loans by maturity date at year-end 2002 follow:

                                                        CONSTRUCTION
                                   ------------------------------------------------------
                                                      MULTIFAMILY AND    COMMERCIAL REAL     COMMERCIAL AND
                                    SINGLE-FAMILY      SENIOR HOUSING         ESTATE            BUSINESS
                                   ----------------   ----------------   ----------------   ----------------
                                   VARIABLE   FIXED   VARIABLE   FIXED   VARIABLE   FIXED   VARIABLE   FIXED
                                     RATE     RATE      RATE     RATE      RATE     RATE      RATE     RATE    TOTAL
                                   --------   -----   --------   -----   --------   -----   --------   -----   ------
                                                                     (IN MILLIONS)
Due within one year..............    $752     $  8     $1,094    $  2     $1,473     $ 8     $  351    $ 11    $3,699
After one but within five
  years..........................     243        1        752       1        392       2      1,190     151     2,732
After five years.................      --       --          4       5         12       4         56      97       178
                                     ----     -----    ------    -----    ------     ---     ------    ----    ------
                                     $995     $  9     $1,850    $  8     $1,877     $14     $1,597    $259
                                     ----     -----    ------    -----    ------     ---     ------    ----
Total............................       $1,004             $1,858             $1,891             $1,856        $6,609
                                   ================   ================   ================   ================   ======

Asset Quality

     Several important measures are used to evaluate and monitor asset quality. They include the level of loan delinquencies, nonperforming loans and assets and net loan charge-offs compared to average loans.

                                                                     AT YEAR-END
                                                              --------------------------
                                                               2002      2001     2000
                                                              -------   ------   -------
                                                                (DOLLARS IN MILLIONS)
Accruing loans past due 30-89 days..........................  $   108   $  107   $   170
Accruing loans past due 90 days or more.....................        7       --         6
                                                              -------   ------   -------
  Accruing loans past due 30 days or more...................  $   115   $  107   $   176
                                                              =======   ======   =======
Nonaccrual loans............................................  $   126   $  166   $    65
Restructured loans..........................................       --       --        --
                                                              -------   ------   -------
  Nonperforming loans.......................................      126      166        65
Foreclosed property.........................................        6        2         3
                                                              -------   ------   -------
  Nonperforming assets......................................  $   132   $  168   $    68
                                                              =======   ======   =======
Allowance for loan losses...................................  $   132   $  139   $   118
Net charge-offs.............................................  $    47   $   27   $    36
Nonperforming loan ratio....................................     1.28%    1.67%     0.62%
Nonperforming asset ratio...................................     1.34%    1.68%     0.65%
Allowance for loan losses/total loans.......................     1.34%    1.39%     1.12%
Allowance for loan losses/nonperforming loans...............   104.80%   83.73%   179.73%
Net loans charged off/average loans.........................     0.48%    0.25%     0.35%

     Accruing delinquent loans past due 30 days or more were 1.17 percent of total loans at year-end 2002 compared with 1.07 percent at year-end 2001 and
1.67 percent at year-end 2000. Accruing delinquent loans past due 90 days or more were 0.07 percent at year-end 2002 compared with none at year-end 2001 and 0.06 percent at year-end 2000.

     Nonperforming loans consist of nonaccrual loans (loans on which interest income is not currently recognized) and restructured loans (loans with below market interest rates or other concessions due to the deteriorated financial condition of the borrower). Interest payments received on nonperforming loans are applied to reduce principal if there is doubt as to the collectibility of contractually due principal and interest. Nonperforming loans decreased in 2002 due to payoffs and improved credit quality in the senior housing portfolio. Nonperforming loans increased in 2001 due to loans in the senior housing and asset-based portfolios. One of the asset-based loans was affected by the events of September 11, 2001. The allowance as a percent of nonperforming loans was
104.80 percent at year-end 2002 compared with 83.73 percent at year-end 2001 and
179.73 percent at year-end 2000. The allowance as a percent of total loans was
1.34 percent at year-end 2002 compared with 1.39 percent at year-end 2001 and
1.12 percent at year-end 2000. Loans accounted for on a nonaccrual basis, accruing loans that are contractually past due 90 days or more, and restructured or other potential problem loans were less than two percent of total loans as of the end of each of the most recent five years. The aggregate amounts and the interest income foregone on such loans were immaterial.

     The investment in impaired loans was $14 million at year-end 2002 compared with $66 million at year-end 2001, with related allowances for loan losses of $6 million at year-end 2002 compared with $28 million at year-end 2001. The average investment in impaired loans was $33 million in 2002 compared with $37 million in 2001. The related amount of interest income recognized on impaired loans in 2002 and 2001 was immaterial.

     Virtually all of the loans in the commercial real estate portfolio are collateralized and performing in accordance with contractual terms. However, many of the projects being financed are nearing completion and, as a result, will soon require that the borrower secure permanent financing, continue temporary financing, extend the existing borrowing or sell the property. In addition, many of these loans contain options that permit the borrower to extend the term of the loan if defined operating levels are achieved. In the current economic environment, permanent financing may be difficult to secure and sales may require significant marketing periods or may not be possible or, given the current low variable interest rate environment, the borrower may elect to continue temporary financing.

     In addition, at year-end 2002, there are $48 million of potential problem loans that are performing in accordance with contractual terms but for which management has concerns about the borrower's ability to continue to comply with repayment terms because of operating and financial difficulties. These include direct financing aircraft leases, totaling $33 million, with an air cargo transportation company that has indicated a need to renegotiate leases on several aircraft, including those of the Financial Services Group. At year-end 2002, payments on these leases were current; however, no payments have been received on these leases since mid-January 2003. The effect, if any, of lease renegotiations on loss exposure cannot presently be determined. However, it is likely that these leases will be classified as non-performing during first quarter 2003. In addition, the renegotiation may result in terms that would require classification of these assets as operating leases. If the renegotiated leases are determined to be operating leases, they would not be included in the loan portfolio but would be classified as other assets. Management believes it has established an adequate allowance for loss against these direct financing leases. The ultimate loss, if any, however, may differ from management's estimate. These matters will be closely monitored and will likely be resolved in 2003.

Allowance for Loan Losses

     The allowance for loan losses includes specific allowances, general allowances and an unallocated allowance. Management continuously evaluates the allowance for loan losses to confirm the level is adequate to absorb losses inherent in the loan portfolio. The allowance is increased by charges to income through the provision for loan losses and by the portion of the purchase price related to credit risk on loans acquired through bulk purchases and acquisitions, and decreased by charge-offs, net of recoveries.

     Specific allowances are based on a thorough review of the financial condition of the borrower, general economic conditions affecting the borrower, collateral values and other factors. General allowances are based on historical loss trends and management's judgment concerning those trends and other relevant factors, including delinquency rates, current economic conditions, loan size, industry competition and consolidation and the effect of government regulation. The unallocated allowance provides for inherent loss exposures not yet identified. The evaluation of the appropriate level of unallocated allowance considers current risk factors that may not be apparent in historical factors used to determine the specific and general allowances. These factors include inherent delays in obtaining information, the volatility of economic conditions, the subjective nature of individual loan evaluations, collateral assessments and the interpretation of economic trends and the sensitivity of assumptions used to establish general allowances for homogeneous groups of loans.

     Changes in the allowance for loan losses were:

                                                            FOR THE YEAR
                                                ------------------------------------
                                                2002    2001    2000    1999    1998
                                                ----    ----    ----    ----    ----
                                                           (IN MILLIONS)
Balance at beginning of year..................  $139    $118    $113    $ 87    $ 91
Charge-offs:
     Single-family mortgage...................    --      --      --      (2)     (4)
     Single-family mortgage warehouse.........    --      --     (22)    (21)     --
     Multifamily and senior housing...........   (11)     --      --      --      --
                                                ----    ----    ----    ----    ----
       Total residential......................   (11)     --     (22)    (23)     (4)
Commercial real estate........................    --      --      --      --      (3)
Commercial and business.......................   (41)    (28)    (11)     --      --
Consumer and other............................    (2)     (3)     (4)     (2)     (1)
                                                ----    ----    ----    ----    ----
       Total charge-offs......................   (54)    (31)    (37)    (25)     (8)
Recoveries:
     Single-family mortgage...................    --      --      --      --       1
     Single-family mortgage warehouse.........     1       3      --      --      --
     Multifamily and senior housing...........     3      --      --      --      --
                                                ----    ----    ----    ----    ----
       Total residential......................     4       3      --      --       1
Commercial real estate........................    --      --      --      --       2
Commercial and business.......................     2      --      --      --      --
Consumer and other............................     1       1       1       1      --
                                                ----    ----    ----    ----    ----
       Total recoveries.......................     7       4       1       1       3
                                                ----    ----    ----    ----    ----
       Net charge-offs........................   (47)    (27)    (36)    (24)     (5)
Provision for loan losses.....................    40      46      39      38       1
Acquisitions and bulk purchases of loans, net
  of adjustments..............................    --       2       2      12      --
                                                ----    ----    ----    ----    ----
Balance at end of year........................  $132    $139    $118    $113    $ 87
                                                ====    ====    ====    ====    ====
Ratio of net charge-offs during the year to
  average loans outstanding during the year...  0.48%   0.25%   0.35%   0.26%   0.07%

     Charge-offs increased in 2002 primarily due to certain loans in the asset-based portfolio. Two of the borrowers were in industries related to air transportation, which were affected by the events of September 11, 2001. Charge-offs in 2001 were primarily related to certain large syndications. Charge-offs in 2000 were primarily related to borrowers in the mortgage banking industry and certain large syndications.

     The Financial Services Group allocation of the allowance for loan losses follows. Allocation of a portion of the allowance does not preclude its availability to absorb losses in other categories of loans.

                                                                 AT YEAR-END
                              ---------------------------------------------------------------------------------
                                      2002                    2001                    2000              1999
                              ---------------------   ---------------------   ---------------------   ---------
                                          CATEGORY                CATEGORY                CATEGORY
                                          AS A % OF               AS A % OF               AS A % OF
                                            TOTAL                   TOTAL                   TOTAL
                              ALLOWANCE     LOANS     ALLOWANCE     LOANS     ALLOWANCE     LOANS     ALLOWANCE
                              ---------   ---------   ---------   ---------   ---------   ---------   ---------
                                                            (DOLLARS IN MILLIONS)
Single-family mortgage......    $  7          26%       $  8          20%       $ 13          28%       $ 20
Single-family mortgage
  warehouse.................       1           5%          3           5%          2           3%         29
Single-family
  construction..............       7          10%          6          10%          7           9%          5
Multifamily and senior
  housing...................      38          19%         42          19%         16          18%         10
                                ----         ---        ----         ---        ----         ---        ----
  Total residential.........      53          60%         59          54%         38          58%         64
Commercial real estate......      18          19%         19          25%         22          25%         22
Commercial and business.....      35          19%         35          18%         29          12%         11
Consumer and other..........       2           2%          2           3%          3           5%          4
Unallocated.................      24          --          24          --          26          --          12
                                ----         ---        ----         ---        ----         ---        ----
  Total.....................    $132         100%       $139         100%       $118         100%       $113
                                ====         ===        ====         ===        ====         ===        ====

                                         AT YEAR-END
                              ---------------------------------
                                1999              1998
                              ---------   ---------------------
                              CATEGORY                CATEGORY
                              AS A % OF               AS A % OF
                                TOTAL                   TOTAL
                                LOANS     ALLOWANCE     LOANS
                              ---------   ---------   ---------
                                    (DOLLARS IN MILLIONS)
Single-family mortgage......      32%        $22          40%
Single-family mortgage
  warehouse.................       5%         14          10%
Single-family
  construction..............       8%          5           7%
Multifamily and senior
  housing...................      18%          4          12%
                                 ---         ---         ---
  Total residential.........      63%         45          69%
Commercial real estate......      24%         19          21%
Commercial and business.....       8%          5           6%
Consumer and other..........       5%          2           4%
Unallocated.................      --          16          --
                                 ---         ---         ---
  Total.....................     100%        $87         100%
                                 ===         ===         ===

     The allocation of the allowance did not change significantly in 2002. The decrease in the allowance allocated to residential loans in 2002 was due to improvements in the financial condition of several senior housing borrowers and a reduction in the level of classified single-family mortgage loans. The allowance allocated to the commercial real estate portfolio decreased slightly in 2002 while the portfolio declined $611 million. The higher allowance coverage in 2002 was due to the mature nature of the real estate properties financed by the commercial and real estate portfolios. The increase in the allowance allocated to residential loans in 2001 was due to an increase in nonperforming senior housing loans. The increase in the allowance allocated to the commercial and business portfolio was due to the growth in asset-based lending partially offset by charge-offs of syndicated loans for which an allowance was previously provided.

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

Mortgage Banking Activities

     In 2001, the Financial Services Group completed acquisitions of mortgage production operations in the upper mid-west and mid-Atlantic regions that significantly increased its mortgage production capacity. In addition, the mortgage loan-servicing portfolio was reduced by an $8.6 billion bulk sale of servicing. The acquisitions and change in the size of the servicing portfolio were designed to reposition the mortgage banking operations to be more production focused and to minimize impairment risk associated with mortgage servicing rights.

     Mortgage loan originations were $10.8 billion in 2002 compared with $7.6 billion in 2001 and $2.1 billion in 2000. Included in total production were loans originated for the savings bank of $1.2 billion in 2002 compared with $171 million in 2001 and virtually none in 2000. The significant increase in loans originated for the savings bank in 2002 was the result of the Financial Services Group's efforts to increase the level of single-family mortgage related assets. The record mortgage loan originations in 2002 and the significant increase in 2001 compared with 2000 were due to the 2001 acquisitions and the high level of refinance activity resulting from the low interest rate environment. Higher interest rates during 2000 resulted in a significant reduction in mortgage refinancing activity, contributing to the lower level of originations.

     Mortgage servicing portfolio runoff was 33.5 percent in 2002 compared with
26.1 percent in 2001 and 13.9 percent in 2000. The changes in the runoff rates were due to the lower interest rate environments in 2002 and 2001, leading to high levels of refinancing, and a relatively higher interest rate environment in 2000 resulting in low levels of refinancing. As a result of the high runoff rates, the mortgage operation recorded significant amortization of mortgage servicing rights and impairment charges in both 2002 and 2001. Amortization of mortgage servicing rights was $50 million in 2002 compared with $40 million in 2001. Provisions for impairment of mortgage servicing rights totaled $9 million in 2002 compared with $6 million in 2001 resulting in valuation allowances of $15 million at year-end 2002 compared with $6 million at year-end 2001.

     In 2002, the mortgage banking operations sold $10.6 billion in loans to secondary markets by delivering loans to third parties or by delivering loans into mortgage-backed securities. Of the loans sold in 2002, the only retained interest was mortgage servicing rights relating to $4.2 billion of loans. Loans sold in 2001 and 2000 totaled $6.9 billion and $1.5 billion, respectively. Of the loans sold in 2001 and 2000, the only retained interest was mortgage servicing rights relating to $5.4 billion and $600 million of loans, respectively.

     The mortgage servicing portfolio was $10.6 billion at year-end 2002 compared with $11.4 billion at year-end 2001 and $19.5 billion at year-end 2000. The decrease in 2002 was the result of significant repayments on loans serviced for third parties. The decrease in 2001 was due to the bulk sale of servicing, an increase in the sale of servicing with loan production and the accelerated runoff rate. Included in the mortgage servicing portfolio were loans serviced for the savings bank totaling $1.5 billion at year-end 2002 compared with $0.7 billion at year-end 2001 and $0.9 billion at year-end 2000.

     In 2001 and 2002, the mortgage banking operations were significantly affected by the refinancing activity associated with the declining interest rate environment. If interest rates continue to decline in 2003, the level of mortgage originations and the level of mortgage servicing rights impairment will likely remain high. However, if interest rates remain constant or begin to rise in 2003, then the level of mortgage originations and the level of mortgage servicing rights impairment will likely decline.

CORPORATE, INTEREST AND OTHER INCOME/EXPENSE

     Corporate expenses were $34 million in 2002 compared with $30 million in 2001 and $33 million in 2000. The changes in 2002 and 2001 were primarily due to changes in pension costs.

     Parent company interest expense was $133 million in 2002 compared with $98 million in 2001 and $105 million in 2000. The change in 2002 was due to an increase in long-term debt due to the acquisition of Gaylord offset in part by a $362 million reduction in other borrowings. In addition, the parent company effected a number of financing transactions in 2002 that lengthened debt maturities and reduced reliance on variable rate debt. As a result, the average interest rate incurred on debt increased. The average interest rate on borrowings was 6.4 percent in 2002 compared with 6.3 percent in 2001 and 7.2 percent in 2000. The change in 2001 was due to a $43 million decrease in debt and a decrease in average interest rates, 6.3 percent in 2001 compared with 7.2 percent in 2000.

     Other operating income/expense primarily consists of gains and losses on the sale or disposition of under-performing and non-strategic assets. In 2002, it consists of a $6 million charge related to the purchase of promissory notes sold with recourse. In 2001, it includes a $20 million gain on the sale of non-strategic timberlands and $13 million of losses related to under-performing assets. It also includes a $4 million fair value adjustment of an interest rate swap agreement before its designation as a cash flow hedge. In 2000, it consists of a $15 million charge related to the decision to exit the fiber cement business.

     Non-operating expenses in 2002 consists of the write-off of $11 million of unamortized financing fees related to the early repayment of the Gaylord bridge financing facility.

     The Company has embarked on a significant project to reorganize operations and utilize a shared service concept to lower costs and improve efficiency. Project TIP (Transformation-Innvovation-Performance) involves moving the corrugated packaging operations management from Indianapolis to Austin, consolidating business support functions throughout the Company into a shared service function and combining and leveraging the procurement, transportation and supply-chain processes for the entire company. The Company anticipates estimated annual savings and cost reductions from this project of approximately $60 million, the majority of which will begin to be realized in 2004.

PENSION EXPENSE (CREDIT)

     Non-cash pension expense was $9 million in 2002 compared with non-cash pension credits of $18 million in 2001 and $9 million in 2000. The change in 2002 was due to lower than expected returns on pension plan assets through year-end 2001 and to the acquisition of Gaylord. The changes in 2001 and 2000 reflect the cumulative higher than expected returns on pension plan assets through year-end 2000. See PENSION MATTERS for further information regarding 2003 pension expense.

INCOME TAXES

     The effective tax rate was 39 percent in 2002 compared with 37 percent in 2001 and 39 percent in 2000. The difference between the effective tax rate and the statutory rate is due to state income taxes, nondeductible items and losses in certain foreign operations for which no financial benefit is recognized until realized. The 2001 rate reflects a one time, three percent, financial benefit realized from the sale of the corrugated packaging operation in Chile.

     Based on current expectations of income and expense, it is likely that the effective tax rate for the year 2003 will approximate 42 percent.

     The Company is in the process of concluding the Internal Revenue Service's examination of the Company's tax returns for the years 1993 through 1996 including matters related to the Company's computations of net operating losses and minimum tax credit carry forwards for which no financial accounting benefit has been recognized. If these computations are approved, the Company expects to recognize a significant non-cash financial accounting benefit as a result of reducing valuation allowances previously provided against its deferred tax assets.

AVERAGE SHARES OUTSTANDING

     Average diluted shares outstanding were 52.4 million in 2002 compared with
49.3 million in 2001 and 50.9 million in 2000. The increase of six percent in 2002 was due to the May 2002 sale of 4.1 million shares of common stock. The decrease of three percent in 2001 was due to the effects of share repurchases under the stock repurchase programs authorized during fourth quarter 1999 and third quarter 2000. The dilutive effect of stock options and equity purchase contracts was not significant in any of the years presented.

CAPITAL RESOURCES AND LIQUIDITY FOR THE YEAR 2002

     The consolidated net assets invested in the Financial Services Group are subject, in varying degrees, to regulatory rules and regulations including restrictions on the payment of dividends to the parent company. Accordingly, the parent company and the Financial Services Group capital resources and liquidity are discussed separately.

PARENT COMPANY

  OPERATING ACTIVITIES

     Cash provided by operations was $387 million in 2002 compared with $346 million in 2001. An $89 million increase in depreciation and other non-cash charges more than offset the $56 million decrease in net income. Depreciation and depletion was $224 million, up $40 million, due principally to depreciation associated with the 2002 acquisitions. Other net non-cash expenses were $73 million, up $53 million due principally to increases in non-cash pension and postretirement expenses. Dividends received from the

Financial Services Group were $125 million in 2002, about the same as in 2001. There was no significant change in working capital.

  INVESTING ACTIVITIES

     Cash used by investing activities was $698 million in 2002 compared with $270 million in 2001. Cash paid for acquisitions, up $465 million, more than offset the $72 million reduction in capital expenditures. Cash paid for acquisitions and additional investments in joint ventures was $625 million including $568 million to acquire Gaylord and $39 million to acquire a box plant in Puerto Rico and the converting facilities of Mack Packaging Group, Inc. and Fibre Innovations LLC. In addition, $12 million was contributed to the Del-Tin joint venture. Cash received from the dispositions of Gaylord's non-strategic assets and operations was $68 million, including $25 million related to working capital items. In January 2003, the Company sold Gaylord's multi-wall bag business and kraft paper mill. Aggregate proceeds from the dispositions of Gaylord's non-strategic assets now approximate $100 million.

     Capital expenditures were $112 million, down $72 million, and approximated 50 percent of 2002 depreciation and depletion. Capital expenditures are expected to approximate $160 million in 2003 or about 75 percent of expected 2003 depreciation and depletion.

     There were no capital contributions to the Financial Services Group during 2002.

  FINANCING ACTIVITIES

     Cash provided by financing activities was $325 million. Cash received from financing transactions more than offset debt repayments and dividends to shareholders.

     Cash proceeds from the May 2002 offerings of common stock, senior notes and Upper DECS(SM) units were $1,056 million before expenses of $28 million. These proceeds were used to repay the $880 million acquisition bridge financing facility and, coupled with the cash from operations, used to repay $362 million in other borrowings and provide for a small increase in short-term investments. The bridge financing facility initially provided $880 million of which $525 million was used to acquire Gaylord, $285 million was used to repay Gaylord's assumed bank debt, $12 million was used for financing fees and the remainder was used for other acquisition related purposes. The 4.1 million shares of common stock were sold for $52 per share. The $500 million of 7.875% Senior Notes due 2012 were sold at 99.289 percent of par. The notes bear interest at an effective rate of 7.98 percent.

     The Upper DECS(SM) units consist of $345 million of 6.42% Senior Notes due in 2007 and contracts to purchase common stock. The interest rate on the Upper DECS(SM) senior notes will be reset in February 2005. The purchase contracts represent an obligation to purchase by May 2005, shares of common stock based on an aggregate purchase price of $345 million. The actual number of shares that will be issued on the stock purchase date will be determined by a settlement rate that is based on the average market price of the Company's common stock for 20 days preceding the stock purchase date. The average price per share will not be less than $52, in which case 6.635 million shares would be issued, and will not be higher than $63.44, in which case 5.438 million shares would be issued. If a holder elects to purchase shares prior to May 2005, the number of shares that would be issued will be based on a fixed price of $63.44 per share (the settlement rate resulting in the fewest number of shares issued to the holder) regardless of the actual market price of the shares at that time. Accordingly, if the purchase contracts had been settled at year-end 2002, the settlement rate would have resulted in the issuance of 5.438 million shares of common stock and the receipt of $345 million cash. The purchase contracts also provide for contract adjustment payments at an annual rate of 1.08 percent.

     Cash dividends paid to shareholders were $67 million or $1.28 per share, the same as in 2001. In February 2003, the Company increased the quarterly cash dividend to $0.34 per share, or a projected annual rate of $1.36 per share.

  LIQUIDITY AND OFF BALANCE SHEET FINANCING ARRANGEMENTS

     The following table summarizes the parent company's contractual cash obligations at year-end 2002:

                                                   PAYMENT DUE OR EXPIRING BY YEAR
                                               ----------------------------------------
                                               TOTAL    2003   2004-5   2006-7   2008+
                                               ------   ----   ------   ------   ------
                                                            (IN MILLIONS)
Long-term debt...............................  $1,883   $128    $145     $514    $1,096
Capital leases...............................     188     --      --       --       188
Operating leases.............................     330     42      61       43       184
Purchase obligations.........................      85      5       9       71        --
Other long-term liabilities..................      19      3       8        3         5
                                               ------   ----    ----     ----    ------
       Total.................................  $2,505   $178    $223     $631    $1,473
                                               ======   ====    ====     ====    ======

     The parent company's sources of short-term funding are its operating cash flows, which include dividends received from the Financial Services Group, its existing credit arrangements and its accounts receivable securitization program. The parent company operates in cyclical industries, and its operating cash flows vary accordingly. The dividends received from the Financial Services Group are subject to regulatory approval and restrictions.

     At year-end 2002, the parent company had $575 million in committed credit agreements and a $200 million accounts receivable securitization program. Unused borrowing capacity under its existing credit agreements was $505 million and $140 million under the accounts receivable securitization program. In 2002, the parent company increased its committed credit agreements by entering into a new $400 million credit facility, canceling credit agreements scheduled to mature in 2002 and renegotiating some of its committed credit lines. Under the terms of the new $400 million credit facility, $200 million expires in 2005, with a provision to extend for one further year up to the full $200 million with the consent of the lending banks. The other $200 million expires in 2007. Also in 2002, the maturity date of the accounts receivable securitization program was extended until August 29, 2003. Most of the credit agreements contain terms and conditions customary for such agreements including minimum levels of interest coverage and limitations on leverage. At year-end 2002, the parent company complied with all the terms and conditions of its credit agreements and the accounts receivable securitization program. None of the current credit agreements or the accounts receivable securitization program are restricted as to availability based on the parent company's long-term debt ratings. Approximately $32 million in joint venture and subsidiary debt guarantees and funding obligations include rating triggers, if the long-term debt of the parent company falls below investment grade, which if activated could result in acceleration. The long-term debt of the parent company is currently rated BBB/Stable by one rating agency and Baa3/Negative outlook by another rating agency.

     The following table summarizes the parent company's commercial commitments at year-end 2002:

                                                              EXPIRING BY YEAR
                                                   --------------------------------------
                                                   TOTAL   2003   2004-5   2006-7   2008+
                                                   -----   ----   ------   ------   -----
                                                               (IN MILLIONS)
Joint venture guarantees.........................  $124    $28     $ 46    $  --     $50
Performance bonds and recourse obligations.......   128     52       69        1       6
                                                   ----    ---     ----    -----     ---
     Total.......................................  $252    $80     $115    $   1     $56
                                                   ====    ===     ====    =====     ===

     The parent company is a participant in three joint ventures engaged in manufacturing and selling paper and building materials. The joint venture partner in each of these ventures is a publicly-held company. At year-end 2002, these ventures had $215 million in long-term debt of which the parent company had guaranteed debt service obligations and letters of credit aggregating $124 million. Generally the guarantees would be funded by the parent company for lack of specific performance by the joint ventures, such as non-payment of debt. One of the joint ventures has $56 million in indebtedness that is supported by letters of credit. The parent company and the joint venture partner have each severally guaranteed one-half of the letter of credit reimbursement obligations of the joint venture. Subsequent to year-end, the letter of credit issuer informed the joint venture that the letters of credit would not be renewed upon their expiration in second quarter 2003. If the existing letters of credit are not extended or substitute letters of credit are not provided prior to the expiration date, it is likely that the parent company could be called upon to pay $28 million to the letter of credit bank under this guaranty. The parent company has no unconsolidated special purpose entities. In addition the parent company has guaranteed the repayment of $30 million of borrowings by a subsidiary of the Financial Services Group.

     The parent company had an interest rate and several commodity derivative instruments outstanding at year-end 2002. The interest rate instrument expires in 2008, and the majority of the commodity instruments expire in 2005. These instruments are non-exchange trade and are valued using either third-party resources or models. At year-end 2002, the aggregate fair value of all derivatives was a $9 million liability.

     The preferred stock issued by subsidiaries of Guaranty Bank is automatically exchanged into preferred stock of Guaranty Bank upon the occurrence of certain regulatory events or administrative actions. If such exchange occurs, certain preferred shares are automatically surrendered to the parent company in exchange for senior notes of the parent company and certain shares, at the parent company's option, are either exchanged for senior notes of the parent company or redeemed. At year-end 2002, the outstanding preferred stock issued by these subsidiaries totaled $305 million.

THE FINANCIAL SERVICES GROUP

  OPERATING ACTIVITIES

     Cash provided by operations was $1 million in 2002 compared with a use of cash of $417 million in 2001. The change was due principally to a $543 million decrease in loans held for sale, a $59 million decrease in originated mortgage servicing rights partially offset by a $174 million decrease in escrowed cash related to mortgage loans serviced.

  INVESTING ACTIVITIES

     Cash used for investing activities was $1,569 million in 2002 compared with cash provided by investing activities of $520 million in 2001. An increase in securities purchases more than offset the decrease in funds used for acquisitions and the decrease in the sales of loans and mortgage servicing rights. Securities purchases, net of maturities, were $2,042 million, up over $2,000 million, due principally to the U.S. government agency mortgage-backed securities purchase program that started in late 2001.

     Cash provided by branch acquisitions totaled $364 million in 2002.

  FINANCING ACTIVITIES

     Cash provided by financing activities was $1,419 million in 2002. Borrowings, which consist primarily of short- and long-term advances from Federal Home Loan Banks and securities sold under repurchase agreements, increased $1,719 million, primarily to fund the U.S. government agency mortgage-backed securities purchase program.

     Deposits, excluding branch and deposit acquisitions, declined $277 million due to competitive market conditions. Dividends paid to the parent company were $125 million in 2002, about the same as 2001.

  CASH EQUIVALENTS

     Cash equivalents were $438 million at year-end 2002 compared with $587 million at year-end 2001. Year-end 2001 cash equivalents were unusually large due to the receipt on the last day of 2001 of proceeds from the sale of mortgage loans, which were used to reduce borrowings in January 2002.

  LIQUIDITY, OFF BALANCE SHEET FINANCING ARRANGEMENTS AND CAPITAL ADEQUACY

     The following table summarizes the Financial Services Group's contractual cash obligations at year-end 2002:

                                                PAYMENTS DUE OR EXPIRING BY YEAR
                                           -------------------------------------------
                                            TOTAL     2003     2004-5   2006-7   2008+
                                           -------   -------   ------   ------   -----
                                                          (IN MILLIONS)
Deposits.................................  $ 9,203   $ 7,750   $1,078   $  373    $ 2
FHLB advances............................    3,386     1,083    1,055    1,248     --
Repurchase agreements....................    2,907     2,907       --       --     --
Other borrowings.........................      181         4      146        4     27
Preferred stock issued by subsidiaries...      305        --       --      305     --
Operating leases.........................       56        17       25        8      6
                                           -------   -------   ------   ------    ---
     Total...............................  $16,038   $11,761   $2,304   $1,938    $35
                                           =======   =======   ======   ======    ===

     The Financial Services Group's short-term funding needs are met through operating cash flows, attracting new retail and wholesale deposits, increasing borrowings and converting assets to cash through sales or reverse repurchase agreements. Assets that can be converted to cash include short-term investments, loans, mortgage loans held for sale and securities. At year-end 2002, the Financial Services Group had available liquidity of $1.9 billion. The maturities of deposits in the above table are based on contractual maturities and repricing periods. Most of the deposits that are shown to mature in 2003 consist of transaction deposit accounts and short-term (less than one year) certificates of deposit, most of which have historically renewed at maturity.

     In addition, the Financial Services Group is the lessor in a leveraged lease transaction that includes third-party debt totaling $28 million at year-end 2002. The debt provides no recourse to the Financial Services Group and is secured by the leased equipment and cash flow from the related lease. At year-end 2002, maturities of this debt were as follows: $5 million in 2003, $11 million in 2004 and 2005 and $12 million in 2006 and 2007.

     In the normal course of business, the Financial Services Group enters into commitments to extend credit including loans, leases and letters of credit. These commitments generally require collateral upon funding and as such carry substantially the same risk as loans. In addition, the commitments normally include provisions that, under certain circumstances, allow the Financial Services Group to exit the commitment. At year-end 2002, unfunded loan, lease and letter of credit commitments totaled $6.1 billion with expiration dates primarily within the next three years. In addition, at year-end 2002, commitments to originate single-family residential mortgage loans totaled $1.4 billion and commitments to sell single-family residential mortgage loans totaled $1.4 billion.

     At year-end 2002, the savings bank met or exceeded all applicable regulatory capital requirements. The parent company expects to maintain the savings bank's capital at a level that exceeds the minimum required for designation as "well capitalized" under the capital adequacy regulations of the Office of Thrift Supervision. From time to time, the parent company may make capital contributions to or receive dividends from the savings bank. During 2002, the parent company received $125 million in dividends from the savings bank.

     At year-end 2002, preferred stock of subsidiaries was outstanding with a liquidation preference of $305 million. These preferred stocks are automatically exchanged into $305 million in savings bank preferred stock if federal banking regulators determine that the savings bank is or will become undercapitalized in the near term or upon the occurrence of certain administrative actions. If such an exchange occurs, the parent company must issue senior notes in exchange for the savings bank preferred stock in an amount equal to the liquidation preference of the preferred stock exchanged. With respect to certain shares, the parent company has the option to issue such senior notes or redeem the shares.

     Selected financial and regulatory capital data for the savings bank follows:

                                                                 AT YEAR-END
                                                              -----------------
                                                               2002      2001
                                                              -------   -------
                                                                (IN MILLIONS)
Balance sheet data
  Total assets..............................................  $17,479   $15,251
  Total deposits............................................    9,467     9,369
  Shareholder's equity......................................      944       954

                                                  SAVINGS
                                                   BANK     REGULATORY   FOR CATEGORIZATION AS
                                                  ACTUAL     MINIMUM      "WELL CAPITALIZED"
                                                  -------   ----------   ---------------------
Regulatory capital ratios
  Tangible capital..............................    6.5%       2.0%               N/A
  Leverage capital..............................    6.5%       4.0%               5.0%
  Risk-based capital............................   10.7%       8.0%              10.0%

     Of the subsidiary preferred stock at year-end 2002, $286 million qualifies as core (leverage) capital and the remainder qualifies as Tier 2 (supplemental risk-based) capital.

PENSION MATTERS

     Based upon the current annual actuarial valuations, the Company's defined benefit plans were under funded from an accounting perspective by $228 million at year-end 2002 compared with being over funded by $38 million at year-end 2001. The 2002 change in funded status was due to decreases in the values of plan assets due to lower investment returns coupled with an increase in the present value of future pension benefits due to lower interest rates. As a result of this change in the funded status, in fourth quarter 2002, the Company recognized a non-cash after-tax charge of $123 million to other comprehensive income, a component of shareholders' equity and recognized a $142 million minimum pension liability.

     For the year 2003, the Company expects to incur non-cash pension expense in the range of $43 million. This increase in pension expense is primarily due to the decrease in the discount rate to 6.75 percent, a planned decrease in the expected rate of return on plan assets from 9.0 percent to 8.5 percent and an increase in the recognition of the accumulated decline in the fair value of plan assets. For the year 2003, the Company expects the defined benefit plans' cash funding requirements to be in the range of $2 million.

ENVIRONMENTAL MATTERS

     The Company is committed to protecting the health and welfare of its employees, the public and the environment and strives to maintain compliance with all state and federal environmental regulations. When constructing new facilities or modernizing existing facilities, the Company uses state of the art technology for controlling air and water emissions. These forward-looking programs should minimize the effect that changing regulations have on capital expenditures for environmental compliance.

     Subsidiaries of the Company have been designated as a potentially responsible party at eight Superfund sites, excluding sites as to which the Company's records disclose no involvement or as to which the Company's potential liability has been finally determined. At year-end 2002, the Company estimated the undiscounted total costs it could incur for the remediation and toxic tort actions at these Superfund sites to be in the range of $2 million, which has been accrued. The Company also utilizes landfill operations to dispose of non-hazardous waste at three paperboard and two building product mill operations. Based on current costs incurred in the closure of its existing landfills, the Company expects that it will spend, on an undiscounted basis, approximately $30 million over the next 25 years to certify proper closure of its remaining landfills. This amount is being accrued over the estimated lives of the landfills. The Company is involved in on-site remediation at two locations obtained in the Gaylord acquisition and a former creosote treating facility in the

Building Products Group. The Company expects that it will spend, on an undiscounted basis, approximately $18 million to properly remediate these sites.

     On April 15, 1998, the U.S. Environmental Protection Agency (EPA) issued the Cluster Rule regulations governing air and water emissions for the pulp and paper industry. The Company has spent approximately $15 million toward Cluster Rule compliance through year-end 2002. Future expenditures for environmental control facilities will depend on additional Maximum Available Control Technology (MACT) II regulations for hazardous air pollutants relating to pulp mill combustion sources (estimated at $10 million) and the upcoming plywood and composite wood products MACT proposal (estimated at $23 million), as well as changing laws and regulations and technological advances. Given these uncertainties, the Company estimates that capital expenditures for environmental purposes excluding the MACT rules during the period 2003 through 2005 will average in the range of $13 million each year.

ENERGY AND THE EFFECTS OF INFLATION

     Inflation has had minimal effects on operating results the last three years except for the changes in energy costs. While energy costs, principally natural gas, decreased $44 million in 2002, they increased $38 million in 2001 and $17 million in 2000. Energy costs began to rise during second quarter 2000, peaked during second quarter 2001 and began to decline the remainder of 2001 reaching more normalized levels by year-end 2001. Energy costs remained at these levels during most of 2002 but began to rise during fourth quarter 2002 and have continued to increase in early 2003. It is likely that energy costs will continue to fluctuate during the remainder of 2003. During the year 2002, excluding the closed Antioch mill, the Company purchased approximately 25 million MMBtu of natural gas.

     The Company's fixed assets, including timber and timberlands, are reflected at their historical costs. If reflected at current replacement costs, depreciation expense and the cost of timber harvested or timberlands sold would be significantly higher than amounts reported.

LITIGATION AND RELATED MATTERS

     The Company and its subsidiaries are involved in various legal proceedings that have arisen from time to time in the ordinary course of business. The Company believes that the possibility of a material liability from any of these proceedings is remote and does not believe that the outcome of any of these proceedings should have a material adverse effect on its financial position, results of operations or cash flow.

     On May 14, 1999, Inland and Gaylord were named as defendants in a Consolidated Class Action Complaint that alleged a civil violation of Section 1 of the Sherman Act. The suit, captioned Winoff Industries, Inc. v. Stone Container Corporation, MDL No. 1261 (E.D. Pa.), alleges that the defendants, during the period from October 1, 1993, through November 30, 1995, conspired to limit the supply of linerboard, and that the purpose and effect of the alleged conspiracy was artificially to increase prices of corrugated containers. The case is currently set for trial in April 2004. The Company believes the likelihood of a material loss from this litigation is remote and does not believe that the outcome of this litigation should have a material adverse effect on its financial position, results of operations or cash flow.

     Gaylord and Gaylord Chemical Corporation, a wholly-owned, independently-operated subsidiary of Gaylord, are defendants in class action suits in Louisiana and Mississippi related to the October 23, 1995, explosion of a rail tank car of nitrogen tetroxide at the Bogalusa, Louisiana plant of Gaylord Chemical. To date, the proceedings have found, among other matters, that Gaylord Chemical and a co-defendant, Vicksburg Chemical Company, were equally at fault for the accident and that Gaylord was not responsible for the conduct of Gaylord Chemical. On May 4, 2001, Gaylord and Gaylord Chemical agreed in principle to settle all claims in exchange for payments by its insurance carriers and full releases and/or dismissals of all claims for damages, including punitive damages, against Gaylord and Gaylord Chemical. Neither Gaylord nor Gaylord Chemical contributed to the settlement. On December 24, 2002, counsel for the Louisiana class action plaintiffs advised Gaylord Chemical that they would not be able to deliver all the releases of the Gaylord entities that were promised as part of the settlement agreement. As a result of this failure to tender the committed releases, the motion for preliminary approval of the settlement did not proceed as scheduled, and the parties engaged in negotiations over revised terms of settlement. On February 18, 2003, the court granted the settling defendants' motion to retrieve the settlement proceeds from the escrow account and to lift the stay of proceedings in the Louisiana action. Gaylord, Gaylord Chemical and their insurance carriers were reinstated as defendants in the Louisiana class-wide trial set to begin September 3, 2003.

     Inland was a party to a long-term power purchase agreement with Southern California Edison ("Edison"). Under this agreement, Inland sold to Edison a portion of its electrical generating capacity from a co-generation facility operated in connection with its Ontario, California, mill. Edison was to pay Inland for its committed generating capacity and for electricity generated and sold to Edison. During fourth quarter 2000 and first quarter 2001, the Ontario mill generated and delivered electricity to Edison but was not paid. During April 2001, Inland notified Edison that the long-term power purchase agreement was cancelled because of Edison's material breach of the agreement. Edison has contested the right of Inland to terminate the power purchase agreement. It has also asserted that it is entitled to recover from Inland a portion of the payments it made during the term of the agreement. Inland has since been paid for all power delivered to Edison. The parties are currently in litigation, however, to determine, among other matters, whether the agreement has been terminated and whether Inland may sell its excess generating capacity to third parties. The Company believes the likelihood of a material loss from this litigation is remote and does not believe that the outcome of this litigation should have a material adverse effect on its financial position, results of operations or cash flow.

     In 1988, the Company formed Guaranty to acquire substantially all the assets and deposit liabilities of three thrift institutions from the Federal Savings and Loan Insurance Corporation, as receiver of those institutions. In connection with the acquisition, the government entered into an assistance agreement with the Company in which various tax benefits were promised to the Company. In 1993, Congress enacted narrowly targeted legislation to eliminate a portion of the promised tax benefits. The Company has filed suit against the United States in the U.S. Court of Federal Claims alleging, among other things, that the 1993 legislation breached the parties' contract and that the Company is entitled to monetary damages. This lawsuit is currently in the discovery stage and is not expected to be resolved for several years. The Company cannot predict the likely outcome of this litigation.

ACCOUNTING POLICIES

  CRITICAL ACCOUNTING ESTIMATES

     In preparing the financial statements, the Company follows generally accepted accounting policies, which in many cases require the Company to make assumptions, estimates and judgments that affect the amounts reported. Many of these policies are relatively straightforward and are included in Note A to the summarized financial statements of the parent company and Financial Services Group and Note 1 to the consolidated financial statements. There are, however, a few policies that are critical because they are important in determining the financial condition and results and are difficult to apply. Within the parent company, they include asset impairments and pension accounting and, within the Financial Services Group, they include the allowance for loan losses and mortgage servicing rights. The difficulty in applying these policies arises from the assumptions, estimates and judgments that have to be made currently about matters that are inherently uncertain, such as future economic conditions, operating results and valuations as well as management intentions. As the difficulty increases, the level of precision decreases, meaning that actual results can and probably will be different from those currently estimated. The Company bases its assumptions, estimates and judgments on a combination of historical experiences and other reasonable factors.

     Measuring assets for impairment requires estimating intentions as to holding periods, future operating cash flows and residual values of the assets under review. Changes in management intentions, market conditions or operating performance could indicate that impairment charges might be necessary. The expected long-term rate of return on pension plan assets is an important assumption in determining pension expense. In selecting that rate, consideration is given to both historical returns and future returns over the next quarter century. Differences between actual and expected returns will adjust future pension expense. Allowances for loan losses are based on loan classifications, historical experiences and evaluations of future cash flows and collateral values and are subject to regulatory scrutiny. Changes in general economic conditions or loan specific circumstances will inevitably change those evaluations. Measuring for impairment and amortizing mortgage servicing rights is largely dependent upon the speed at which loans are repaid and market rates of return. Changes in interest rates will affect both of these variables and could indicate that impairments or adjustments of the rate of amortization might be necessary.

     During 2000, the parent company completed an assessment of the estimated useful lives of certain production equipment, which resulted in a revision of estimated useful lives. These revisions ranged from a reduction of several years to a lengthening of up to five years. Accordingly, beginning in 2001, the parent company began computing depreciation of certain production equipment using revised estimated useful lives. As a result of these revisions in estimated useful lives, year 2001 depreciation expense was reduced by $27 million and net income was increased by $16 million or $0.33 per diluted share.

  NEW ACCOUNTING PRONOUNCEMENTS ADOPTED

     In 2002, the Company was required to adopt a number of new accounting pronouncements, the most significant being SFAS No. 142, Goodwill and Other Intangible Assets, pursuant to which amortization of goodwill and other indefinitely lived intangible assets is precluded. These assets, however, must be measured for impairment at least annually. The cumulative effect of adopting this statement was to reduce 2002 net income by $11 million or $0.22 per diluted share for an $18 million goodwill impairment associated with the Corrugated Packaging Group's pre-2001 specialty packaging acquisitions. Under this statement, impairment is measured based upon estimated fair values generally determined using the present value of future operating cash flows while under the prior methodology impairment was measured based upon undiscounted future cash flows. The effect of not amortizing goodwill and trademarks in 2001 and 2000 would have been to increase operating income by $11 million and $9 million, respectively, and net income by $9 million, or $0.18 per diluted share, and $8 million, or $0.16 per diluted share, respectively.

     The Company also adopted SFAS No. 145, Rescission of Statement of Financial Accounting Standards No. 4, 44, and 64, Amendment of Statement of Financial Accounting Standards No. 13 and Technical Corrections in 2002. The principal effect of adopting this statement was that the charge-off of the unamortized debt financing fees commensurate with the early repayment of the bridge financing facility and other borrowings was not classified as an extraordinary item in the determination of income from continuing operations. Other new accounting pronouncements adopted included one related to impairments of long-lived assets held for use and another related to the clarification of what constitutes an acquisition of a financial institution business. The effect on earnings or financial position of adopting these two statements was not material.

     In 2001, the Company was required to adopt a number of new accounting pronouncements, the most important being SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, under which derivative instruments are required to be included on the balance sheet at fair value. The changes in fair value are reflected in net income or other comprehensive income, depending upon the classification of the derivative instrument. The cumulative effect of adopting this statement was to reduce 2001 net income by $2 million or $0.04 per diluted share and other comprehensive income by $4 million. Additionally, as permitted by this statement, the Financial Services Group changed the designation of its held-to-maturity securities, which are carried at unamortized cost, to available-for-sale, which are carried at fair value. As a result, the carrying value of these securities was adjusted to their fair value with a corresponding after tax reduction in other comprehensive income of $16 million.

  NEW ACCOUNTING PRONOUNCEMENTS TO BE ADOPTED IN 2003

     In 2003, the Company will voluntarily adopt the prospective transition method of accounting for stock-based compensation contained in SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123. Under the prospective transition, the Company will apply the fair value recognition provisions to all stock-based compensation awards granted in 2003 and thereafter. The principal effect of adopting this statement is that the fair value of stock options granted will be charged to expense over the option-vesting period. If options are granted in 2003 at a similar level with 2002, the expected effect on earnings or financial position of adopting this method will not be material.

     Also in 2003, the Company will be required to adopt two other new accounting pronouncements, the first being SFAS No. 143, Accounting for Asset Retirement Obligations. This statement applies to legal obligations associated with retirement of long-lived assets. This statement requires the recording of an asset and a liability equal to the fair value of the estimated costs associated with the retirement of the long-lived assets. The second pronouncement to be adopted is SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Under this statement, liabilities for costs associated with an exit or disposal activity, including restructurings, are to be recognized when the liability is incurred and can be measured at estimated fair value. The effect on earnings or financial position of adopting these statements is not expected to be material.

STATISTICAL AND OTHER DATA (a)

                                                                    FOR THE YEAR
                                                              ------------------------
                                                               2002     2001     2000
                                                              ------   ------   ------
                                                               (DOLLARS IN MILLIONS)
Revenues
Corrugated Packaging Group
  Corrugated packaging......................................  $2,422   $1,935   $1,902
  Linerboard................................................     165      147      190
                                                              ------   ------   ------
     Total Corrugated Packaging.............................  $2,587   $2,082   $2,092
                                                              ======   ======   ======
Building Products Group
  Pine lumber...............................................  $  227   $  228   $  218
  Particleboard.............................................     172      175      230
  Medium density fiberboard.................................     116       98       90
  Gypsum wallboard..........................................      77       56       98
  Fiberboard................................................      64       63       67
  Other.....................................................     131      106      133
                                                              ------   ------   ------
     Total Building Products................................  $  787   $  726   $  836
                                                              ======   ======   ======
Financial Services Group
  Savings bank..............................................  $  808   $1,039   $1,121
  Mortgage banking..........................................     228      154       92
  Real estate...............................................      54       54       56
  Insurance brokerage.......................................      54       50       39
                                                              ------   ------   ------
     Total Financial Services...............................  $1,144   $1,297   $1,308
                                                              ======   ======   ======
Unit sales
Corrugated Packaging Group
  Corrugated packaging, thousands of tons...................   3,028    2,214    2,217
  Linerboard, thousands of tons.............................     492      404      468
                                                              ------   ------   ------
     Total, thousands of tons...............................   3,520    2,618    2,685
                                                              ======   ======   ======
Building Products Group
  Pine lumber, mbf..........................................     764      728      666
  Particleboard, msf........................................     653      582      676
  Medium density fiberboard, msf............................     285      256      244
  Gypsum wallboard, msf.....................................     679      586      678
  Fiberboard, msf...........................................     388      385      368
Financial Services Group
Operating Ratios
  Return on average assets..................................    0.97%    1.08%    1.01%
  Return on average equity..................................   19.09%   14.55%   13.64%
  Dividend pay-out ratio....................................   77.00%   74.62%   74.92%
  Equity to asset ratio at year-end.........................    6.83%    7.43%    7.38%

---------------

(a) Revenues and unit sales do not include joint venture operations.

Note: Data for the Corrugated Packaging Group for 2002 is not comparable due to the effect of acquisitions completed in 2002 and 2001.

ITEM 7.A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK INTEREST RATE RISK

INTEREST RATE RISK

     The Company's current level of interest rate risk is primarily due to an asset sensitive position within the Financial Services Group and, to a lesser degree, variable rate debt at the parent company. The following table illustrates the estimated effect on pre-tax income of immediate, parallel and sustained shifts in interest rates for the subsequent 12-month period at year-end 2002, with comparative information at year-end 2001. This estimate considers the effects of changing prepayment speeds and average balances over the next 12 months.

                                                  INCREASE (DECREASE) IN INCOME BEFORE TAXES
                                                 ---------------------------------------------
                                                     YEAR-END 2002           YEAR-END 2001
                                                 ---------------------   ---------------------
CHANGE IN                                         PARENT    FINANCIAL     PARENT    FINANCIAL
INTEREST RATES                                   COMPANY     SERVICES    COMPANY     SERVICES
--------------                                   --------   ----------   --------   ----------
                                                                 (IN MILLIONS)
+2%............................................    $(3)        $ 40        $(11)       $ 13
+1%............................................     (2)          34          (6)         14
 0%............................................     --           --          --          --
-1%............................................      2          (29)          6         (12)

     Due to the current low interest rate environment, a two percent decrease in interest rates is not presented.

     The parent company's change in interest rate risk from year-end 2001 is primarily due to a decrease in variable rate debt. During second quarter 2002, the parent company effected a number of financing transactions that reduced reliance on short-term borrowings.

     The Financial Services Group is subject to interest rate risk to the extent that interest-earning assets and interest-bearing liabilities repay or reprice at different times or in differing amounts or both. The Financial Services Group is currently in an asset sensitive position whereby the rate and repayment characteristics of its assets are more responsive to changes in market interest rates than are its liabilities. Postured in this way, earnings will generally be positively affected in a rising rate environment, but will generally be negatively affected in a falling rate environment. The effect of lower interest rates during the year 2002 resulted in faster repayments on seasoned mortgage loans and mortgage-backed securities and increased sensitivity to further changes in interest rates.

     Additionally, the fair value of the Financial Services Group's capitalized mortgage servicing rights (estimated at $113 million at year-end 2002) is also affected by changes in interest rates. The Company estimates that a one percent decline in interest rates from current levels would decrease the fair value of the mortgage servicing rights by approximately $27 million.

FOREIGN CURRENCY RISK

     The Company's exposure to foreign currency fluctuations on its financial instruments is not material because most of these instruments are denominated in U.S. dollars.

COMMODITY PRICE RISK

     From time to time the Company uses commodity derivative instruments to mitigate its exposure to changes in product pricing and manufacturing costs. These instruments cover a small portion of the Company's volume and range in duration from three months to three years. Based on the fair value of these instruments at year-end 2002, the potential loss in fair value resulting from a hypothetical ten percent change in the underlying commodity prices would not be significant.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS                                 PAGE
-----------------------------                                 ----
Parent Company (Temple-Inland Inc.)
  Summarized Statements of Income -- for the years 2002,
     2001, and 2000.........................................   48
  Summarized Balance Sheets at year end 2002 and 2001.......   49
  Summarized Statements of Cash Flows -- for the years 2002,
     2001, and 2000.........................................   50
  Notes to the Parent Company (Temple-Inland Inc.)
     Summarized Financial Statements........................   51
Financial Services Group
  Summarized Statements of Income -- for the years 2002,
     2001, and 2000.........................................   62
  Summarized Balance Sheets at year end 2002 and 2001.......   63
  Summarized Statements of Cash Flows -- for the years 2002,
     2001, and 2000.........................................   64
  Notes to Financial Services Group Summarized Financial
     Statements.............................................   65
Temple-Inland Inc. and Subsidiaries
  Consolidated Statements of Income -- for the years 2002,
     2001, and 2000.........................................   83
  Consolidated Statements of Cash Flows -- for the years
     2002, 2001, and 2000...................................   84
  Consolidating Balance Sheets at year end 2002 and 2001....   85
  Consolidated Statements of Shareholders' Equity -- for the
     years 2002, 2001, and 2000.............................   87
  Notes to Consolidated Financial Statements................   88
Management Report on Financial Statements...................  105
Report of Independent Auditors..............................  106

                      PARENT COMPANY (TEMPLE-INLAND INC.)

                        SUMMARIZED STATEMENTS OF INCOME

                                                                    FOR THE YEAR
                                                              ------------------------
                                                               2002     2001     2000
                                                              ------   ------   ------
                                                                   (IN MILLIONS)
NET REVENUES................................................  $3,374   $2,808   $2,928
COSTS AND EXPENSES
     Cost of sales..........................................   2,986    2,457    2,441
     Selling and administrative.............................     295      261      236
     Other (income) expense.................................       6       (1)      15
                                                              ------   ------   ------
                                                               3,287    2,717    2,692
                                                              ------   ------   ------
                                                                  87       91      236
FINANCIAL SERVICES EARNINGS.................................     164      184      189
                                                              ------   ------   ------
OPERATING INCOME............................................     251      275      425
     Interest expense.......................................    (133)     (98)    (105)
     Other expense..........................................     (11)      --       --
                                                              ------   ------   ------
INCOME FROM CONTINUING OPERATIONS BEFORE TAXES..............     107      177      320
     Income taxes...........................................     (42)     (66)    (125)
                                                              ------   ------   ------
INCOME FROM CONTINUING OPERATIONS...........................      65      111      195
     Discontinued operations................................      (1)      --       --
                                                              ------   ------   ------
INCOME BEFORE ACCOUNTING CHANGE.............................      64      111      195
     Effect of accounting change............................     (11)      (2)      --
                                                              ------   ------   ------
NET INCOME..................................................  $   53   $  109   $  195
                                                              ======   ======   ======

      See the notes to the parent company summarized financial statements.

                      PARENT COMPANY (TEMPLE-INLAND INC.)

                           SUMMARIZED BALANCE SHEETS

                                                                 AT YEAR-END
                                                              -----------------
                                                               2002      2001
                                                              -------   -------
                                                                (IN MILLIONS)
                                    ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................  $    17   $     3
  Receivables, less allowances of $13 in 2002 and $11 in
     2001...................................................      352       288
  Inventories:
     Work in process and finished goods.....................       69        53
     Raw materials and supplies.............................      269       205
                                                              -------   -------
     Total inventories......................................      338       258
                                                              -------   -------
  Prepaid expenses and other................................       50        73
                                                              -------   -------
     Total current assets...................................      757       622
                                                              -------   -------
INVESTMENT IN TEMPLE-INLAND FINANCIAL SERVICES..............    1,178     1,142
                                                              -------   -------
PROPERTY AND EQUIPMENT
  Land and buildings........................................      638       490
  Machinery and equipment...................................    3,412     2,926
  Construction in progress..................................       92        89
  Less allowances for depreciation..........................   (2,101)   (1,935)
                                                              -------   -------
                                                                2,041     1,570
  Timber and timberlands -- less depletion..................      508       515
                                                              -------   -------
     Total property and equipment...........................    2,549     2,085
                                                              -------   -------
GOODWILL....................................................      249        62
ASSETS OF DISCONTINUED OPERATIONS...........................       78        --
PENSION ASSET...............................................       --        84
OTHER ASSETS................................................      146       126
                                                              -------   -------
TOTAL ASSETS................................................  $ 4,957   $ 4,121
                                                              =======   =======

                     LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable..........................................  $   188   $   149
  Employee compensation and benefits........................       67        60
  Accrued interest..........................................       30        20
  Accrued property taxes....................................       28        23
  Other accrued expenses....................................      133        73
  Liabilities of discontinued operations....................       28        21
  Current portion of long-term debt.........................        8         1
                                                              -------   -------
     Total current liabilities..............................      482       347
LONG-TERM DEBT..............................................    1,883     1,339
DEFERRED INCOME TAXES.......................................      245       310
POSTRETIREMENT BENEFITS.....................................      147       142
PENSION LIABILITY...........................................      142        --
OTHER LONG-TERM LIABILITIES.................................      109        87
                                                              -------   -------
     Total liabilities......................................    3,008     2,225
                                                              -------   -------
SHAREHOLDERS' EQUITY........................................    1,949     1,896
                                                              -------   -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................  $ 4,957   $ 4,121
                                                              =======   =======

      See the notes to the parent company summarized financial statements.

                      PARENT COMPANY (TEMPLE-INLAND INC.)

                      SUMMARIZED STATEMENTS OF CASH FLOWS

                                                                    FOR THE YEAR
                                                              ------------------------
                                                               2002     2001     2000
                                                              ------   ------   ------
                                                                   (IN MILLIONS)
CASH PROVIDED BY (USED FOR) OPERATIONS
Net income..................................................  $   53   $  109   $  195
Adjustments:
  Depreciation and depletion................................     221      182      198
  Depreciation of leased property...........................       3        2       --
  Amortization of goodwill..................................      --        4        3
  Amortization or write-off of financing fees...............      11       --       --
  Non-cash stock based compensation.........................       2        3        2
  Non-cash pension and postretirement expense (credit)......      24       (5)       1
  Cash contribution to pension and postretirement plans.....     (17)     (14)     (15)
  Other non-cash operating expense..........................       6       (1)      15
  Deferred income taxes.....................................      36       35       52
  Unremitted earnings from financial services...............    (162)    (166)    (147)
  Dividends from financial services.........................     125      124      110
  Receivables...............................................      41       24        5
  Inventories...............................................      (2)      33       16
  Prepaid expenses and other................................      24      (22)      (5)
  Accounts payable and accrued expenses.....................     (41)      35      (82)
  Change in net assets of discontinued operations...........      15       --       --
  Cumulative effect of accounting change....................      11        2       --
  Other.....................................................      37        1       36
                                                              ------   ------   ------
                                                                 387      346      384
                                                              ------   ------   ------
CASH PROVIDED BY (USED FOR) INVESTMENTS
  Capital expenditures......................................    (112)    (184)    (223)
  Sales of non-strategic assets and operations..............      39       74        5
  Acquisition of Gaylord, net of cash acquired..............    (568)      --       --
  Other acquisitions and joint ventures.....................     (57)    (160)     (18)
  Capital contributions to financial services...............      --       --      (10)
                                                              ------   ------   ------
                                                                (698)    (270)    (246)
                                                              ------   ------   ------
CASH PROVIDED BY (USED FOR) FINANCING
  Bridge financing facility.................................     880       --       --
  Payment of bridge financing facility......................    (880)      --       --
  Payment of assumed Gaylord bank debt......................    (285)      --       --
  Sale of common stock......................................     215       --       --
  Sale of Upper DECS(SM)....................................     345       --       --
  Sale of Senior Notes......................................     496       --       --
  Other additions to debt...................................       4      272      260
  Other payments of debt....................................    (362)    (290)    (134)
  Purchase of stock for treasury............................      --       --     (250)
  Cash dividends paid to shareholders.......................     (67)     (63)     (65)
  Other.....................................................     (21)       6        2
                                                              ------   ------   ------
                                                                 325      (75)    (187)
                                                              ------   ------   ------
  Net increase (decrease) in cash and cash equivalents......      14        1      (49)
  Cash and cash equivalents at beginning of year............       3        2       51
                                                              ------   ------   ------
  Cash and cash equivalents at end of year..................  $   17   $    3   $    2
                                                              ======   ======   ======

      See the notes to the parent company summarized financial statements.

                    NOTES TO SUMMARIZED FINANCIAL STATEMENTS

                      PARENT COMPANY (TEMPLE-INLAND INC.)

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  BASIS OF PRESENTATION

     The summarized financial statements include the accounts of Temple-Inland Inc. and its manufacturing subsidiaries (the parent company). The net assets invested in Temple-Inland Financial Services are subject, in varying degrees, to regulatory rules and restrictions including restrictions on the payment of dividends to the parent company. Accordingly, the investment in Temple-Inland Financial Services is reflected in the summarized financial statements on the equity basis. Related earnings, however, are presented before tax to be consistent with the consolidated financial statements. All material inter-company amounts and transactions have been eliminated. These financial statements should be read in conjunction with the Temple-Inland Inc. consolidated financial statements and the Temple-Inland Financial Services Group summarized financial statements.

     Certain amounts have been reclassified to conform to the current year's classification.

  INVENTORIES

     Inventories are stated at the lower of cost or market.

     The cost of inventories amounting to $172 million at year-end 2002 and $99 million at year-end 2001, respectively, was determined by the last-in, first-out method (LIFO). The cost of the remaining inventories was determined principally by the average cost method, which approximates the first-in, first-out method
(FIFO). If the FIFO method of accounting had been applied to those inventories that were determined by the LIFO method, inventories would have been $29 million and $22 million more than reported at year-end 2002 and 2001, respectively.

  PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost less accumulated depreciation and depletion. Included in property and equipment are $140 million of assets that are subject to capital leases. Depreciation, which includes amortization of assets subject to capital leases, is generally provided on the straight-line method based on estimated useful lives as follows:

                                                                 ESTIMATED
                                                                   USEFUL
CLASSIFICATION                                                     LIVES
--------------                                                 --------------
Buildings...................................................   15 to 40 years
Machinery and equipment:
  Paper machines............................................         22 years
  Mill equipment............................................    5 to 25 years
  Converting equipment......................................    5 to 15 years
  Other production equipment................................   10 to 25 years
Transportation equipment....................................    3 to 15 years
Office and other equipment..................................    2 to 10 years

     Some machinery and production equipment is depreciated based on operating hours or units of production because depreciation occurs primarily through use rather than through elapsed time. Assets subject to capital lease are depreciated over the shorter of their lease term or their estimated useful lives.

     During 2000, the parent company completed an assessment of the estimated useful lives of certain production equipment, which resulted in a revision of estimated useful lives. These revisions ranged from a reduction of several years to a lengthening of up to five years. Accordingly, beginning in 2001, the parent

                    NOTES TO SUMMARIZED FINANCIAL STATEMENTS company began computing depreciation of certain production equipment using revised estimated useful lives. As a result of these revisions in estimated useful lives, year 2001 depreciation expense was reduced by $27 million and year 2001 net income was increased by $16 million or $0.33 per diluted share.

     The cost of significant additions and improvements is capitalized, and the cost of maintenance and repairs is expensed.

     The parent company capitalizes interest costs incurred on major construction projects while in progress. Capitalized interest is included in property, plant and equipment and amortized over the estimated useful lives of the related assets.

  TIMBER AND TIMBERLANDS

     Timber and timberlands are stated at cost, less accumulated cost of timber harvested. Costs incurred to purchase timber and timberlands are capitalized with the purchase price allocated to timber, timberlands, and where applicable, to mineral rights based on estimated relative values, which in the case of significant purchases, are based on third party appraisals.

     The cost of timber harvested is recognized as depletion expense based on the relationship of unamortized timber costs to the estimated volume of recoverable timber times the amount of timber harvested. The estimated volume of recoverable timber is determined using statistical information and other data related to growth rates and yields gathered from physical observations, models, and other information gathering techniques. Changes in yields are generally due to adjustments in growth rates and similar matters and are accounted for prospectively as changes in estimates. Timber assets are managed utilizing the concepts of sustainable forestry -- the replacement of harvested timber through nurtured forest plantations. Costs incurred in developing a viable seedling plantation (up to two years of planting), such as site preparation, seedlings, planting, fertilization, insect and wildlife control, and herbicide application, are capitalized. All other costs, such as property taxes and costs of forest management personnel, are expensed as incurred. Once the seedling plantation is viable, all costs incurred to maintain the viable plantations, such as fertilization, herbicide application, insect and wildlife control and thinning, are expensed as incurred. Costs incurred to initially build roads are capitalized as land improvements. Costs incurred to maintain these roads are expensed as incurred.

     The cost basis of timberland sold is determined by the area method, which is based on the relationship of cost of timberland to total acres of timberland times acres of timberland sold. The cost basis of timber sold is determined by the average cost method, which is based on the relationship of unamortized cost of timber to the estimate of recoverable timber times the amount of timber sold.

  ENVIRONMENTAL LIABILITIES

     When environmental assessments or remediations are probable and the costs can be reasonably estimated, remediation liabilities are recorded on an undiscounted basis and are adjusted as further information develops or circumstances change. The estimated undiscounted cost to close and remediate company-operated landfills are accrued over the estimated useful life of the landfill.

  REVENUE

     Revenue is recognized upon passage of title, which generally occurs at the time the product is delivered to the customer, the price is fixed and determinable and collectibility is reasonably assured.

     Amounts billed to customers for shipping and handling are included in net sales and the related costs thereof are included in cost of sales.

                    NOTES TO SUMMARIZED FINANCIAL STATEMENTS

  GOODWILL

     Beginning January 2002, the company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Under this statement, amortization of goodwill and other indefinitely lived intangible assets is precluded; however, at least annually these assets are measured for impairment based on estimated fair values. The company performs the annual impairment measurement as of the beginning of the fourth quarter of each year. Intangible assets with finite useful lives are amortized over their estimated lives. The cumulative effect of adopting this statement was to reduce 2002 income by $11 million, or $0.22 per diluted share, for an $18 million goodwill impairment associated with the Corrugated Packaging Group's pre-2001 specialty packaging acquisitions.

NOTE B -- LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                AT YEAR-END
                                                              ---------------
                                                               2002     2001
                                                              ------   ------
                                                               (IN MILLIONS)
Short-term borrowings and borrowings under bank credit
  agreements -- average interest rate of 3.09% in 2002 and
  4.57% in 2001.............................................  $   18   $   27
Accounts receivable securitization facility, due
  2003 -- average interest rate of 1.74% in 2002 and 2.06%
  in 2001...................................................      40       70
8.13% to 8.38% Notes, payable in 2006.......................     100      100
7.25% Notes, payable in 2004................................     100      100
8.25% Debentures, payable in 2022...........................     150      150
6.75% Notes, payable in 2009................................     300      300
Private placement debt, payable 2005 through
  2007 -- interest rates ranging from 6.72% to 7.02%........      88      118
Revenue bonds, payable 2007 through 2024 -- average interest
  rate of 3.09% in 2002 and 3.70% in 2001...................     122      115
6.42% Senior Notes associated with Upper DECS(SM), payable
  in 2007 -- interest rate to be reset in February 2005.....     345       --
7.88% Senior Notes, payable in 2012.........................     497       --
Term notes -- average interest rate of 3.30% in 2002 and
  5.41% in 2001.............................................      --      202
Senior subordinated and Senior Notes, payable 2007 through
  2008 -- interest rates ranging from 9.38% to 9.88%........      45       --
Other indebtedness due through 2011 -- average interest rate
  of 3.57% in 2002 and 5.10% in 2001........................      86      158
                                                              ------   ------
                                                               1,891    1,340
Less:
  Current portion of long-term debt.........................      (8)      (1)
                                                              ------   ------
                                                              $1,883   $1,339
                                                              ======   ======

     The parent company has various debt arrangements, which are subject to conditions and covenants customary for such agreements, including levels of interest coverage and limitations on leverage of the parent company. At year-end 2002, the parent company was in compliance with all such conditions and covenants.

     At year-end 2002, the parent company had a $200 million accounts receivable securitization program that expires in August 2003. Under this program, a wholly-owned subsidiary of the parent company purchases, on

                    NOTES TO SUMMARIZED FINANCIAL STATEMENTS an on-going basis, substantially all of the trade receivables of the manufacturing subsidiaries. As the parent company requires funds, the subsidiary draws under its revolving credit arrangement, pledges the trade receivables as collateral and remits the proceeds to the parent company. In the event of liquidation of the subsidiary, its creditors would be entitled to satisfy their claims from the subsidiary's assets prior to distributions back to the parent company. At year-end 2002, the subsidiary owned $313 million in trade receivables against which it had borrowed $40 million under this securitization program. At year-end 2002, the unused capacity under this facility was $140 million. This subsidiary is consolidated with and included in the parent company's summarized and consolidated financial statements.

     At year-end 2002, the parent company had $575 million in committed credit agreements. Under the terms of a $400 million credit agreement, $200 million expires in 2005 with a provision to extend for one further year up to the full $200 million with the consent of the lending banks. The other $200 million expires in 2007. The remaining $175 million of credit agreements have maturities at various dates through 2005. The credit agreements contain terms and conditions customary for such agreements, including minimum levels of interest coverage and limitations on leverage. At year-end 2002, unused capacity under these facilities was $505 million. Subsequent to year-end, the company's committed credit line was increased by $15 million for a total of $590 million.

     At year-end 2002, the parent company had complied with all the terms and conditions of the accounts receivable securitization program and its credit agreements. At year-end 2002, property and equipment having a book value of $12 million were subject to liens in connection with $45 million of debt.

     Stated maturities of the parent company's debt during the next five years are as follows (in millions): 2003 -- $136; 2004 -- $104; 2005 -- $41;
2006 -- $102; 2007 -- $412; 2008 and thereafter -- $1,096.

     Short-term borrowings of $18 million, accounts receivable securitization debt of $40 million and current maturities of term notes of $61 million and a $9 million revolver are classified as long-term debt in accordance with the parent company's intent and ability to refinance such obligations on a long-term basis.

     Capitalized construction period interest in 2002, 2001 and 2000 was $0.4 million, $4 million and $4 million, respectively, and was deducted from interest expense. Parent company interest paid during 2002, 2001 and 2000 was $117 million, $103 million and $108 million, respectively.

NOTE C -- JOINT VENTURES

     The parent company's significant joint venture investments at year-end 2002 are: Del-Tin Fiber LLC -- a 50 percent owned venture that produces medium density fiberboard in El Dorado, Arkansas; Standard Gypsum LP -- a 50 percent owned venture that produces gypsum wallboard at facilities in McQueeney, Texas, and Cumberland City, Tennessee; and, Premier Boxboard Limited LLC -- a 50 percent owned venture that produces gypsum facing paper and corrugating medium in Newport, Indiana. The joint venture partner in each of these ventures is an unrelated publicly-held company.

                    NOTES TO SUMMARIZED FINANCIAL STATEMENTS

     Combined summarized financial information for these joint ventures follows:

                                                               AT YEAR-END
                                                              -------------
                                                              2002    2001
                                                              -----   -----
                                                              (IN MILLIONS)
Current assets..............................................  $ 29    $ 29
Total assets................................................   360     372
Current liabilities.........................................    11      15
Long-term debt..............................................   215     215
Equity......................................................   134     142
Parent company's investment in joint ventures
  50% share in joint ventures' equity.......................  $ 67    $ 71
  Unamortized basis difference..............................   (42)    (48)
  Other.....................................................     3       4
                                                              ----    ----
  Investment in joint ventures..............................  $ 28    $ 27
                                                              ====    ====

                                                                 FOR THE YEAR
                                                              ------------------
                                                              2002   2000   2001
                                                              ----   ----   ----
                                                                (IN MILLIONS)
Net revenues................................................  $194   $163   $168
Operating income (loss).....................................     1    (11)     4
Net loss....................................................   (11)   (24)    (9)
Parent company's equity in net loss
  50% share of net loss.....................................  $ (6)  $(12)  $ (4)
  Amortization of basis difference..........................     5      5      2
                                                              ----   ----   ----
  Reported equity in net loss of joint ventures.............  $ (1)  $ (7)  $ (2)
                                                              ====   ====   ====

     During 2002, the parent company contributed $12 million to these ventures and received an $11 million distribution. During 2001, the parent company contributed $15 million to these ventures and received a $1 million distribution.

     The investment in these joint ventures is included in other assets and the equity in the net loss of these ventures is included in cost of sales. The parent company's reported investment in joint ventures differs from the 50 percent interest in joint venture equity due to the difference between the fair value of net assets contributed to the Premier Boxboard joint venture and the net book value of those assets. The parent company's equity in net losses of joint ventures differs from the 50 percent interest in joint venture net losses because of the amortization of this difference between the fair value of net assets contributed to the Premier Boxboard joint venture and the net book value of those assets. When the parent company contributed the Newport, Indiana, corrugating medium mill and its associated debt to the Premier Boxboard joint venture near the end of second quarter 2000, the fair value of the net assets exceeded their carrying value by $55 million. The joint venture recorded the contributed assets at fair value. The parent company did not recognize a gain as a result of the contribution of assets, thus creating a difference in the carrying value of the investment and the underlying equity in the venture. This difference is being amortized over the same period as the underlying mill assets to reflect depreciation of the mill as if it were consolidated and carried at historical carrying value. At year-end 2002, the unamortized basis difference was $42 million.

     The parent company provides marketing and management services to these ventures. Fees for such services were $5 million during each of 2002, 2001 and 2000, and are reported as a reduction of cost of sales

                    NOTES TO SUMMARIZED FINANCIAL STATEMENTS and selling expense. The parent company purchases, at market rates, finished products from one of these joint ventures. These purchases aggregated $56 million, $58 million and $29 million during 2002, 2001 and 2000, respectively.

     The parent company's partner in the Del-Tin joint venture has announced its intentions to exit this venture upon the earliest, reasonable opportunity provided by the market. It is uncertain what effects this will have on this venture or its operations. At year-end 2002, the parent company's investment in this venture was $14 million and the parent company has agreed to fund up to $36 million of the venture's debt service obligations as needed. The parent company's equity in the year 2002 net loss of this venture was $9 million. The parent company contributed $12 million to this venture during 2002. Marketing fees received from the venture during the year 2002 totaled $1 million. Summarized financial information for this venture as of and for the year-ended 2002 follows (in millions):

Working capital.............................................  $  2
Property and equipment......................................    97
Long-term debt, net of sinking fund reserves................    75
Equity......................................................    29

Revenues....................................................  $ 31
Operating loss..............................................   (13)
Net loss....................................................   (19)

NOTE D -- ACQUISITIONS

     On February 28, 2002, the company completed tender offers in which it acquired 86.3 percent of Gaylord Container Corporation's outstanding common stock for $56 million cash and 99.3 percent of its 9 3/8% Senior Notes, 98.5 percent of its 9 3/4% Senior Notes and 83.6 percent of its 9 7/8% Senior Subordinated Notes for $462 million cash plus accrued interest of $10 million. On April 5, 2002, the company acquired the remainder of Gaylord's outstanding common stock for $9 million cash. The results of Gaylord's operations have been included in the company's income statement since the beginning of March 2002.

     Gaylord is primarily engaged in the manufacture and sale of corrugated containers. As a result of this acquisition, the company has become the third-largest U.S. manufacturer in the corrugated packaging industry. The company believes that this acquisition will improve its market reach, improve the operating efficiency of its mill and packaging system and lead to cost savings and synergies.

     The cash purchase price to acquire Gaylord was $599 million including $45 million in termination and change of control payments and $17 million in advisory and professional fees. Proceeds from a $900 million credit agreement (the bridge financing facility) were used to fund the cash purchase and to pay off the assumed bank debt of $285 million. The company paid $12 million in fees to the lending institutions for this facility, which was funded from the bridge financing facility. During May 2002, the parent company sold 4.1 million shares of common stock at $52 per share and issued $345 million of Upper DECS(SM) units and $500 million of 7.875% Senior Notes due 2012. Total proceeds from these offerings were $1,056 million, before expenses of $28 million. The net proceeds from these offerings were used to repay the bridge financing facility and other borrowings. As a result of the early repayment of these borrowings, $11 million of unamortized debt financing fees were charged to other expense during the second quarter 2002.

     The purchase price is being allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The allocation of the purchase price is based upon independent appraisals and other valuations and will reflect finalized management intentions. It is expected that the final allocations will be completed during first quarter 2003. The final allocations will probably differ from those

                    NOTES TO SUMMARIZED FINANCIAL STATEMENTS currently assumed. Changes, if any, to the fair value of property and equipment will affect the amount of depreciation to be reported. Goodwill from this acquisition is allocated to the Corrugated Packaging Group. It is anticipated that all of the goodwill will be deductible for income tax purposes. The preliminary allocation of the purchase price follows (in millions):

Assets acquired
  Current assets............................................  $  190
  Property and equipment....................................     559
  Assets of discontinued operations.........................     142
  Other assets..............................................      27
  Goodwill..................................................     201
                                                              ------
     Total Assets...........................................  $1,119
                                                              ------
Liabilities assumed
  Current liabilities.......................................  $  135
  Liabilities of discontinued operations....................      18
  Bank debt.................................................     285
  Senior and Subordinated Notes and other secured debt......      68
  Other long-term liabilities...............................      14
                                                              ------
     Total Liabilities......................................  $  520
                                                              ------
Net assets acquired.........................................  $  599
                                                              ======

     During September 2002, the parent company permanently closed the Antioch, California recycle linerboard mill obtained in the acquisition of Gaylord. The parent company established accruals for the estimated costs to be incurred in connection with this closure. The allocation of the purchase price includes these accruals, aggregating $41 million. As a result, these costs will not affect current operating income. Activity related to these accruals for the year 2002 follows:

                                                                    CASH
                                                   ESTABLISHED   PAYMENTS OR   YEAR-END 2002
                                                    ACCRUALS     WRITE-OFFS       BALANCE
                                                   -----------   -----------   -------------
                                                                 (IN MILLIONS)
Involuntary employee terminations................      $ 5           $(4)           $ 1
Contract termination penalties...................        6            --              6
Environmental compliance.........................       13            --             13
Storeroom inventory..............................        3            (3)            --
Demolition.......................................       14            (1)            13
                                                       ---           ---            ---
     Total.......................................      $41           $(8)           $33
                                                       ===           ===            ===

     During March 2002, the parent company acquired a box plant in Puerto Rico for $10 million cash. During May 2002, the parent company acquired the two converting operations of Mack Packaging Group, Inc. for $24 million, including $20 million cash and $4 million related to the present value of a minimum earn-out arrangement. The purchase prices were allocated to the acquired assets and liabilities based on their fair values with $2 million assigned to goodwill, all of which is allocated to the Corrugated Packaging Group.

     During November 2002, the parent company acquired Fibre Innovations LLC for $8 million cash. The purchase price will be allocated to the acquired assets and liabilities based on their fair values.

                    NOTES TO SUMMARIZED FINANCIAL STATEMENTS

     The following unaudited pro forma information assumes these acquisitions and related financing transactions had occurred at the beginning of 2002 and 2001:

                                                                 FOR THE YEAR
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                              (IN MILLIONS EXCEPT
                                                                  PER SHARE)
Parent company revenues.....................................   $3,517     $3,667
Income from continuing operations...........................       54         96
Per diluted share:
  Income from continuing operations.........................   $ 1.03     $ 1.80

     Adjustments made to derive this pro forma information include those related to the effects of the purchase price allocations and financing transactions described above and the reclassification of the discontinued operations described in Note E. The pro forma information does not reflect the effects of planned capacity rationalization, cost savings or other synergies that may be realized. These pro forma results are not necessarily an indication of what actually would have occurred if the acquisitions had been completed on those dates and are not intended to be indicative of future results.

     During May 2001, the parent company completed the acquisitions of the corrugated packaging operations of Chesapeake Corporation and Elgin Corrugated Box Company. These operations consist of 11 corrugated converting plants in eight states. The aggregate purchase price of $135 million was allocated to the acquired assets and liabilities based on their fair values with $36 million allocated to goodwill. During October 2001, the parent company completed the acquisition of ComPro Packaging LLC. These operations consist of two corrugated converting plants. The aggregate purchase price of $9 million was allocated to the acquired assets and liabilities based on fair values with $9 million allocated to goodwill. The operating results of these packaging operations are included in the accompanying summarized financial statements from their acquisition dates. The unaudited pro forma results of operations, assuming these acquisitions had been effected as of the beginning of the applicable fiscal year, would not have been materially different from those reported.

NOTE E -- DISCONTINUED OPERATIONS

     In conjunction with the acquisition of Gaylord, the parent company announced that it intended to sell several non-strategic assets and operations obtained in the acquisition including the retail bag business, the multi-wall bag business and kraft paper mill and the chemical business. The assets and liabilities of the discontinued operations have been adjusted to their estimated realizable values and are identified in the balance sheet as discontinued operations. Through first quarter 2003, differences between estimated net realizable value and their actual value will be reflected as an adjustment to goodwill. The operating results and cash flows of these operations are classified as discontinued operations and are excluded from income from continuing operations and business segment information for the Corrugated Packaging Group. The retail bag business was sold during May 2002. The multi-wall bag business and kraft paper mill were sold during January 2003. Aggregate proceeds from all of these sales approximate $100 million.

     At year-end 2002, the discontinued operations consist of Gaylord's chemical business, multi-wall bag business and kraft paper mill and accruals related to the 1999 sale of the bleached paperboard operations. At year-end 2002, the assets and liabilities of discontinued operations includes $25 million of working capital, $45 million of property and equipment and $20 million of environmental and other long-term obligations. Revenues from discontinued operations for the year 2002 were $142 million.

     During 2001, the eucalyptus fiber project in Mexico, which was to be a source of hardwood fiber for the bleached paperboard mill that was sold in December 1999, was sold at a price that approximated its carrying value.

                    NOTES TO SUMMARIZED FINANCIAL STATEMENTS

NOTE F -- OTHER OPERATING (INCOME) EXPENSE

                                                                 FOR THE YEAR
                                                              -------------------
                                                              2002    2001   2000
                                                              -----   ----   ----
                                                                 (IN MILLIONS)
Gain on sale of non-strategic timberland, cash proceeds were
  $54 million...............................................  $ --    $(20)  $--
Loss on disposition of box plant in Chile and other
  under-performing assets...................................    --       9    --
Loss on write-off of promissory notes sold with recourse....     6      --    --
Loss on unsecured receivables in Argentina..................    --       2    --
Fair value adjustment on an interest rate swap agreement....    --       4    --
Impairment loss on an interest in a bottling venture in
  Puerto Rico...............................................    --       4    --
Loss on exit of fiber cement business.......................    --      --    15
                                                              -----   ----   ---
                                                              $  6    $ (1)  $15
                                                              =====   ====   ===

     In connection with the 1998 sale of the parent company's Argentine box plant, the parent company received $11 million in promissory notes repayable in U.S. dollars, which were subsequently sold with recourse to a financial institution. During May 2002, the borrower notified the financial institution that Argentine legislation enacted as a result of that country's currency crisis requires the borrower to repay these promissory notes in Argentine pesos at a specified exchange rate, which is less favorable to the parent company than the market exchange rate. During 2002, the parent company purchased these notes from the financial institution at their unpaid principal balance of $6 million. Based on current exchange rates, these notes and related prepaid interest totaling $7 million have a U.S. dollar value of $1 million. The difference of $6 million was charged to other operating expense in 2002. During fourth quarter 2002, the parent company received $2 million from the borrower, a portion of which applies to principal and interest related to the promissory notes and the remainder applies to accounts receivable, which were written off in 2001. Any additional payments on these notes and accounts receivable will be recognized as other income when received in U.S. dollars.

     In connection with the 2001 sale of a box plant in Chile, the parent company recognized a one-time benefit of $8 million, which is reflected as a reduction of income tax expense.

     In connection with its 2000 decision to exit the fiber cement business, the parent company retained $53 million of assets that are leased to a third party. The lease agreement provides for payments of $3.4 million per year and expires in 2020. At year-end 2002, these assets have a carrying amount of $45 million and are included in other assets.

NOTE G -- COMMITMENTS AND CONTINGENCIES

     The parent company leases timberlands, equipment and facilities under operating lease agreements. Future minimum rental commitments under non-cancelable operating leases having a remaining term in excess of one year, exclusive of related expenses, are as follows (in millions): 2003 -- $42;
2004 -- $34; 2005  -- $27; 2006 -- $21; 2007 -- $22; 2008 and
thereafter -- $184. Total rent expense was $53 million, $49 million and $46 million during 2002, 2001, and 2000, respectively.

     The parent company also leases two manufacturing facilities under capital lease agreements with municipalities, which expire in 2022 and 2025. These capital lease obligations total $188 million and have been offset by the parent company's purchase of an equal amount of bonds issued by these municipalities that are funded with identical terms and secured by the payments due under the capital lease obligations.

     At year-end 2002, the parent company has unconditional purchase obligations, principally for gypsum and timber, aggregating $24 million that will be paid over the next five years. The parent company also has

                    NOTES TO SUMMARIZED FINANCIAL STATEMENTS acquired rights to timber and timberlands under agreements that require the parent company to pay the owners $61 million in 2004, which could be extended to 2006 under certain conditions. This obligation is included in other long-term liabilities.

     In connection with its joint venture operations, the parent company has guaranteed debt service and other obligations and letters of credit aggregating $124 million at year-end 2002. Generally the guarantees would be funded by the parent company for lack of specific performance by the joint ventures, such as non-payment of debt.

     The preferred stock issued by subsidiaries of Guaranty Bank is automatically exchanged into preferred stock of Guaranty Bank upon the occurrence of certain regulatory events or administrative actions. If such exchange occurs, certain preferred shares are automatically surrendered to the parent company in exchange for senior notes of the parent company and certain shares, at the parent company's option, are either exchanged for senior notes of the parent company or redeemed. At year-end 2002, the outstanding preferred stock issued by these subsidiaries totaled $305 million. See Note K of the Financial Services Group summarized financial statements for further information.

     The parent company has $575 million in committed credit agreements and a $200 million accounts receivable securitization program. The credit agreements contain terms and conditions customary for such agreements, including minimum levels of interest coverage and limitations on leverage. At year-end 2002, the parent company has complied with all the terms and conditions of its credit agreements and the accounts receivable securitization program. None of the current credit agreements or the accounts receivable securitization program are restricted as to availability based on the ratings of the parent company's long-term debt. Approximately $32 million in joint venture and subsidiary debt guarantees and funding obligations include rating triggers (parent company debt rated below investment grade), which if activated would result in acceleration. The long-term debt of the parent company is currently rated BBB/Stable by one rating agency and Baa3/Negative outlook by another rating agency. Several supply and lease agreements include similar rating triggers, which if activated would result in a variety of remedies including restructuring of the agreements.

     In connection with the 1999 sale of the bleached paperboard mill, the parent company agreed, subject to certain limitations, to indemnify the purchaser from certain liabilities including environmental liabilities and contingencies associated with the parent company's operation and ownership of the mill.

     During 2002 and 2001, the parent company sold, with recourse to financial institutions, $2 million and $6 million, respectively, of notes receivable.

NOTE H -- DERIVATIVE INSTRUMENTS

     The parent company uses interest rate agreements in the normal course of business to manage and reduce the risk inherent in interest rate fluctuations by entering into contracts with major U.S. securities firms. Interest rate swap agreements are considered hedges of interest cash flows anticipated from specific borrowings and amounts paid and received under the swap arrangements are recognized as adjustments to interest expense. The parent company has an interest rate swap agreement to pay fixed rate interest at 6.55 percent and receive variable interest (currently 1.32 percent) on $50 million notional amount of indebtedness. This agreement matures in 2008. For the year 2002, interest expense increased by $2 million as a result of this interest rate swap. There was no hedge ineffectiveness on the interest rate swap for the year 2002.

     The parent company also uses, to a limited degree, fiber-based derivative instruments to mitigate its exposure to changes in anticipated cash flows from sale of products and manufacturing costs. The parent company's fiber-based derivative contracts have notional amounts that represent less than five percent of the parent company's annual sales of linerboard and purchases of OCC. For the year 2002, operating income

                    NOTES TO SUMMARIZED FINANCIAL STATEMENTS decreased by $0.9 million as a result of the linerboard and OCC derivatives. The net loss recognized in earnings that represents hedge ineffectiveness was insignificant for the year 2002.

     At year-end 2002, the aggregate fair value of these derivative instruments was a $9 million liability, consisting of a $1 million liability related to the linerboard and OCC derivatives and an $8 million liability for the interest rate swap derivative.

     As of year-end 2002, approximately $0.5 million of income on derivative instruments recorded in accumulated other comprehensive loss are expected to be re-classified to earnings during the next twelve months in conjunction with the hedged cash flow.

                            FINANCIAL SERVICES GROUP

                        SUMMARIZED STATEMENTS OF INCOME

                                                                  FOR THE YEAR
                                                              --------------------
                                                              2002   2001    2000
                                                              ----   ----   ------
                                                                 (IN MILLIONS)
INTEREST INCOME
  Loans and loans held for sale.............................  $574   $794   $  868
  Securities available-for-sale.............................   105    188      143
  Securities held-to-maturity...............................    92      2       54
  Other earning assets......................................     3      5        8
                                                              ----   ----   ------
          Total interest income.............................   774    989    1,073
                                                              ----   ----   ------
INTEREST EXPENSE
  Deposits..................................................   239    399      493
  Borrowed funds............................................   161    195      225
                                                              ----   ----   ------
          Total interest expense............................   400    594      718
                                                              ----   ----   ------
NET INTEREST INCOME.........................................   374    395      355
  Provision for loan losses.................................   (40)   (46)     (39)
                                                              ----   ----   ------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES.........   334    349      316
                                                              ----   ----   ------
NONINTEREST INCOME
  Loan origination, marketing and servicing fees, net.......   193    133       83
  Real estate and other.....................................   177    175      152
                                                              ----   ----   ------
          Total noninterest income..........................   370    308      235
                                                              ----   ----   ------
NONINTEREST EXPENSE
  Compensation and benefits.................................   301    247      165
  Real estate and other.....................................   232    226      197
  Severance and asset write-offs............................     7     --       --
                                                              ----   ----   ------
          Total noninterest expense.........................   540    473      362
                                                              ----   ----   ------
INCOME BEFORE TAXES.........................................   164    184      189
  Income taxes..............................................    (2)   (17)     (42)
                                                              ----   ----   ------
INCOME BEFORE ACCOUNTING CHANGE.............................   162    167      147
  Effect of accounting change...............................    --     (1)      --
                                                              ----   ----   ------
NET INCOME..................................................  $162   $166   $  147
                                                              ====   ====   ======

   See the notes to Financial Services Group summarized financial statements.

                            FINANCIAL SERVICES GROUP

                           SUMMARIZED BALANCE SHEETS

                                                                 AT YEAR-END
                                                              -----------------
                                                               2002      2001
                                                              -------   -------
                                                                (IN MILLIONS)
                                    ASSETS

Cash and cash equivalents...................................  $   438   $   587
Loans held for sale.........................................    1,088       958
Loans, net of allowance for loan losses of $132 in 2002 and
  $139 in 2001..............................................    9,668     9,847
Securities available-for-sale...............................    1,926     2,599
Securities held-to-maturity.................................    3,915       775
Mortgage servicing rights...................................      105       156
Real estate.................................................      249       240
Premises and equipment, net.................................      157       166
Accounts, notes and accrued interest receivable.............      159       166
Goodwill....................................................      148       128
Other assets................................................      163       116
                                                              -------   -------
TOTAL ASSETS................................................  $18,016   $15,738
                                                              =======   =======

                     LIABILITIES AND SHAREHOLDER'S EQUITY
Deposits....................................................  $ 9,203   $ 9,030
Federal Home Loan Bank advances.............................    3,386     3,435
Securities sold under repurchase agreements.................    2,907     1,107
Other borrowings............................................      181       214
Preferred stock issued by subsidiaries......................      305       305
Obligations to settle trade date securities.................      369        --
Other liabilities...........................................      487       505
                                                              -------   -------
TOTAL LIABILITIES...........................................   16,838    14,596
                                                              -------   -------
SHAREHOLDER'S EQUITY........................................    1,178     1,142
                                                              -------   -------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY..................  $18,016   $15,738
                                                              =======   =======

 See the notes to the Financial Services Group summarized financial statements.

                            FINANCIAL SERVICES GROUP

                      SUMMARIZED STATEMENTS OF CASH FLOWS

                                                                      FOR THE YEAR
                                                              ----------------------------
                                                                2002      2001      2000
                                                              --------   -------   -------
                                                                     (IN MILLIONS)
CASH PROVIDED BY (USED FOR) OPERATIONS
  Net income................................................  $    162   $   166   $   147
  Adjustments:
     Amortization, accretion and depreciation...............        96        79        59
     Provision for loan losses..............................        40        46        39
     Originations of loans held for sale....................   (10,756)   (7,605)   (2,129)
     Sales of loans held for sale...........................    10,626     6,932     2,149
     Collections on loans serviced for others, net..........       (70)      104       (32)
     Originated mortgage servicing rights...................       (43)     (102)      (12)
     Other..................................................       (54)      (37)      (22)
                                                              --------   -------   -------
                                                                     1      (417)      199
                                                              --------   -------   -------
CASH PROVIDED BY (USED FOR) INVESTMENTS
  Purchases of securities available-for-sale................       (22)      (48)   (1,036)
  Maturities of securities available-for-sale...............       761       865       338
  Purchases of securities held-to-maturity..................    (3,290)     (778)       --
  Maturities of securities held-to-maturity.................       509         3       192
  Loans originated or acquired, net of collections..........        67       262    (1,512)
  Sale of mortgage servicing rights.........................        36       143         4
  Sales of loans............................................        18       446       259
  Acquisitions, net of cash acquired of $1 in 2002 and $10
     in 2000................................................        (6)     (364)      (20)
  Branch acquisitions.......................................       364        --        --
  Capital expenditures......................................       (13)      (26)      (34)
  Other.....................................................         7        17       (63)
                                                              --------   -------   -------
                                                                (1,569)      520    (1,872)
                                                              --------   -------   -------
CASH PROVIDED BY (USED FOR) FINANCING
  Net increase (decrease) in deposits.......................      (277)     (766)      857
  Purchase of deposits......................................       104        --        --
  Securities sold under repurchase agreements, short-term
     FHLB advances and borrowings, net......................      (612)      316     1,071
  Additions to debt and long-term FHLB advances.............     2,944       803        37
  Payments of debt and long-term FHLB advances..............      (613)      (37)     (178)
  Sale of preferred stock by subsidiaries...................        --        --        80
  Capital contributions from parent company.................        --        --        10
  Dividends paid to parent company..........................      (125)     (124)     (110)
  Other.....................................................        (2)      (28)       (7)
                                                              --------   -------   -------
                                                                 1,419       164     1,760
                                                              --------   -------   -------
Net increase (decrease) in cash and cash equivalents........      (149)      267        87
Cash and cash equivalents at beginning of year..............       587       320       233
                                                              --------   -------   -------
Cash and cash equivalents at end of year....................  $    438   $   587   $   320
                                                              ========   =======   =======

 See the notes to the Financial Services Group summarized financial statements.

                            FINANCIAL SERVICES GROUP

                    NOTES TO SUMMARIZED FINANCIAL STATEMENTS

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  BASIS OF PRESENTATION

     Temple-Inland Financial Services Group (the group) operates a savings bank and engages in mortgage banking, real estate and insurance brokerage activities. The savings bank, Guaranty Bank (Guaranty), conducts its retail business through banking centers in Texas and California. Commercial lending activities (including single-family mortgage warehouse and construction lending, multifamily and senior housing lending, commercial real estate lending and commercial and business lending) are conducted in over 35 market areas in 21 states and the District of Columbia. The mortgage banking operation originates single-family mortgages and services them for Guaranty and unrelated third parties. Mortgage origination offices are located in 26 states. Real estate operations include the development of residential subdivisions and multifamily housing and the management and sale of income producing properties, which are principally located in Texas, Colorado, Florida, Tennessee, California and Missouri. The insurance brokerage operation sells a full range of insurance products. The assets and operations of this group are subject, in varying degrees, to regulatory rules and restrictions, including restrictions on the payment of dividends to the parent company. All material intercompany amounts and transactions have been eliminated. These financial statements should be read in conjunction with the company's consolidated financial statements.

     Certain amounts have been reclassified to conform to the current year's classification.

  USE OF ESTIMATES

     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the amounts reported in the financial statements and accompanying notes, including disclosures related to contingencies. Actual results could differ from those estimates.

  CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash on hand and other short-term liquid instruments with original maturities of three months or less.

  LOANS HELD FOR SALE

     Loans held for sale consist primarily of single-family residential loans collateralized by the underlying property and are intended for sale in the secondary market either directly or indirectly through securitization transactions. The group enters into forward sales agreements to hedge changes in fair value of loans held for sale due to changes in interest rates. Loans held for sale with forward sales agreements designated as fair value hedges are recorded at cost, adjusted for changes in fair value after the date of hedge designation. Loans held for sale without designated fair value hedges are recorded at the lower of aggregate cost or fair value. Fair value adjustments and realized gains and losses are classified as noninterest income.

  LOANS

     Loans are stated at unpaid principal balances, net of deferred loan costs or fees and any discounts or premiums on purchased loans. Deferred fees or costs, as well as premiums and discounts on loans, are amortized to income using the interest method over the remaining period to contractual maturity and adjusted for anticipated or actual prepayments. Any unamortized loan fees or costs, premiums, or discounts are taken to income in the event a loan is repaid or sold.

     Interest on loans is credited to income as earned. The accrual of interest ceases when collection of principal or interest becomes doubtful or when payment has not been received for 90 days or more unless the

                            FINANCIAL SERVICES GROUP
asset is both well secured and in the process of collection. When interest accrual ceases, uncollected interest previously credited to income is reversed. Thereafter, interest income is accrued only if and when, in management's opinion, projected cash proceeds are deemed sufficient to repay both principal and interest or when it otherwise becomes well secured and in the process of collection. Loans for which interest is not being accrued are referred to as non-accrual loans.

     Management reviews all non-homogeneous loans in non-accrual status to determine whether a loan is impaired. Loans are considered impaired when it is probable that the group will be unable to collect all amounts contractually due, including scheduled interest payments.

  ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses represents management's estimate of credit losses inherent in the loan portfolio as of the balance sheet date. Management's periodic evaluation of the adequacy of the allowance is based on the group's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may have affected the borrower's ability to repay, estimated value of any underlying collateral, and current economic conditions.

     Loans are assigned a risk rating to distinguish levels of credit risk and loan quality. These risk ratings are categorized as pass or criticized grade with the resultant allowance for loan losses based on this distinction. Certain loan portfolios are considered to be performance based and are graded by analyzing performance through assessment of delinquency status.

     The allowance for loan losses includes specific allowances for impaired loans, general allowances for pass graded loans and pools of criticized loans with common risk characteristics and an unallocated allowance based on analysis of other economic factors. Specific allowances on impaired loans are measured by comparing the basis in the loan to: 1) estimated present value of total expected future cash flows, discounted at the loan's effective rate, 2) the loan's observable market price, or 3) the fair value of the collateral if the loan is collateral dependent.

     The group uses general allowances for pools of loans with relatively similar risks based on management's assessment of homogeneous attributes, such as product types, markets, aging and collateral. The group uses information on historic trends in delinquencies, charge-offs and recoveries to identify unfavorable trends. The analysis considers adverse trends in the migration of classifications to be an early warning of potential problems that would indicate a need to increase loss allowances over historic levels.

     The unallocated allowance for loan losses is determined based on management's assessment of general economic conditions as well as specific economic factors in individual markets. The evaluation of the appropriate level of unallocated allowance considers current risk factors that may not be reflected in the historical trends used to determine the allowance on criticized and pass graded loans. These factors may include inherent delays in obtaining information regarding a borrower's financial condition or changes in their unique business conditions; the subjective nature of individual loan evaluations, collateral assessments and the interpretation of economic trends; volatility of economic or customer-specific conditions affecting the identification and estimation of losses for larger non-homogeneous loans; and the sensitivity of assumptions used to establish general allowances for homogeneous groups of loans. In addition, the unallocated allowance recognizes that ultimate knowledge of the loan portfolios may be incomplete.

     When available information confirms the specific loans or portions thereof that are uncollectible, these amounts are charged off against the allowance for loan losses. The existence of some or all of the following criteria will generally confirm that a loss has been incurred: the loan is significantly delinquent and the borrower has not evidenced the ability or intent to bring the loan current; the group has no recourse to the borrower or, if it does, the borrower has insufficient assets to pay the debt; or the fair value of the loan

                            FINANCIAL SERVICES GROUP
collateral is significantly below the current loan balance and there is little or no near-term prospect for improvement.

  FORECLOSED ASSETS

     Foreclosed assets include properties acquired through loan foreclosure and are recorded at the lower of the related loan balance or fair value of the foreclosed asset; less estimated selling costs, which represents the new recorded basis of the property. If the fair value is less than the loan balance at the time of foreclosure, a loan charge-off is recorded. Subsequently, properties are evaluated and any additional declines in value are recorded by a charge to earnings. The amount the group ultimately recovers from foreclosed assets may differ substantially from the net carrying value of these assets because of future market factors beyond the group's control or because of changes in the group's strategy for sale or development of the property. Foreclosed assets are included in "Real estate."

  SECURITIES

     The group determines the appropriate classification of securities at the time of purchase and confirms the designation of these securities as of each balance sheet date. Securities are classified as held-to-maturity and stated at amortized cost when the group has both the intent and ability to hold the securities to maturity. Otherwise, securities are classified as available-for-sale and are stated at fair value with any unrealized gains and losses, net of tax, reported in other comprehensive income, a component of shareholder's equity, until realized.

     Interest on securities is credited to income as earned. The cost of securities classified as held-to-maturity or available-for-sale is adjusted for amortization of premiums and accretion of discounts by a method that approximates the interest method over the estimated lives of the securities. Gains or losses on securities sold are recognized based on the specific-identification method.

  TRANSFERS AND SERVICING OF FINANCIAL ASSETS

     The group sells loans to secondary markets by delivering whole loans to third parties or through the delivery into a pool of mortgage loans that are being securitized into a mortgage-backed security. The group may sell the loans and related servicing rights or retain the right to service the loans. If the servicing rights are not sold, they are considered a retained interest. The group does not retain any other interest in loans sold. These transactions are accounted for as sales in accordance with Statement of Financial Accounting Standards (SFAS) No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Upon the sale of loans through either of these methods, the group removes the loan from the balance sheet and records a gain or loss. Sales proceeds of loans held for sale in the statement of cash flows include loans sold to secondary markets and loans delivered into mortgage-backed securities.

     A servicing asset is recorded when the right to service mortgage loans for others is acquired through a purchase or retained upon sale of loans. Purchased mortgage servicing rights are recorded at cost. If the mortgage servicing right is retained upon sale, the group recognizes a mortgage servicing asset related to the mortgage loan sold based on the current market value of servicing rights for other mortgage loans with the same or similar characteristics such as loan type, size, escrow and geographic location, being traded in the market. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing revenues.

     Periodically, the group reviews the mortgage servicing rights for impairment. The group stratifies its pools of mortgage servicing rights based on predominant risk characteristics such as loan type and interest rate. The group then determines fair value of the mortgage servicing rights of each stratum and compares fair value to amortized cost for the stratum to determine if impairment exists. If the fair value of a stratum is less than the

                            FINANCIAL SERVICES GROUP
amortized cost of the stratum, an impairment loss is recognized by provision for impairment that is charged to earnings and the establishment of a valuation allowance for each individual stratum. Recoveries in fair value up to the amount of the amortized costs of the stratum are recognized by a credit to earnings and a reduction in the valuation allowance. Fair values in excess of the amortized cost for a given stratum are not recognized. Amortization expense and changes to the valuation allowance are included in "Loan origination, marketing and servicing fees, net" in the summarized statements of income.

     The fair value of mortgage servicing rights are calculated internally using discounted cash flow models and are supported by third party valuations and, if available, quoted market prices for comparable mortgage servicing rights. The most significant assumptions made in estimating the fair value of mortgage servicing rights are anticipated loan repayments and discount rates. Anticipated loan prepayments are affected by changes in market mortgage interest rates. Other assumptions include the cost to service, foreclosure costs, ancillary income and float rates. Additionally, product-specific risk characteristics such as adjustable-rate mortgage loans, and credit quality as well as whether a loan is conventionally or government insured, also affect the mortgage servicing rights valuation.

     The group stratifies its mortgage servicing rights based on the predominant characteristics of the underlying financial asset. The following is a summary of the mortgage servicing right strata used by the group to assess impairment:

LOAN TYPE                                                          RATE BAND
---------                                                      -----------------
ARM.........................................................           All loans
Fixed Rate..................................................      0.00% to 6.49%
Fixed Rate..................................................      6.50% to 8.50%
Fixed Rate..................................................      8.51% to 9.99%
Fixed Rate..................................................   10.00% and higher

  REAL ESTATE

     Real estate consists primarily of land and commercial properties held for development and sale and is carried at the lower of cost or fair value. In addition, certain properties are held for the production of income. Interest on indebtedness and property taxes, as well as improvements and other development costs, are generally capitalized during the development period. The cost of land sold is determined using the relative sales value method.

  PREMISES AND EQUIPMENT

     Land is carried at cost. Premises, furniture and equipment and leasehold improvements are carried at cost, less accumulated depreciation and amortization computed principally by the straight-line method.

  GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill represents the excess of purchase price over the fair value of net assets acquired by the group. Other indefinite lived intangible assets represent an investment in a trademark. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the amortization of goodwill and other indefinite lived intangible assets ceased effective January 1, 2002. Amortization of goodwill and other indefinite lived intangible assets was $8 million in 2001 and $7 million in 2000. Goodwill and other indefinite lived intangible assets are assessed for impairment during the fourth quarter of each year.

     In addition, the group has core deposit intangibles and other intangible assets with finite lives that are amortized using the straight-line method over their estimated useful lives, 5 to 10 years.

                            FINANCIAL SERVICES GROUP

  SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

     The group enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities. Under these arrangements, the group transfers legal control over the assets but still retains effective control through an agreement that both entitles and obligates the group to repurchase the assets. As a result, securities sold under repurchase agreements are accounted for as financing arrangements and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a liability in the balance sheet while the dollar amount of securities underlying the agreements remains in the respective asset classification. The securities sold under repurchase agreements are classified as pledged.

  OTHER REVENUE RECOGNITION

     Loan servicing fees represent a participation in interest collections on loans serviced for investors and are normally based on a stipulated percentage of the outstanding monthly principal balance of such loans. Loan servicing fees are credited to income as monthly principal and interest payments are collected from mortgagors. Expenses of loan servicing are charged to income as incurred.

     Real estate operations revenue consists of income from commercial properties and gains on sales of real estate. Income from commercial properties is recognized in income as earned. Gains from sales of real estate are recognized in noninterest income when a sale is consummated, the buyer's initial and continuing investments are adequate, any receivables are not subject to future subordination, and the usual risks and rewards of ownership have been transferred to the buyer in accordance with the provisions of SFAS No. 66, Accounting for Sales of Real Estate. When it is determined that the earnings process is not complete, gains are deferred for recognition in future periods as earned.

     Insurance commissions and fees are recognized in income as earned.

  INCOME TAXES

     The group is included in the consolidated income tax return filed by the parent company. Under an agreement with the parent company, the group provides a current income tax provision that takes into account the separate taxable income of the group. Deferred income taxes are recorded by the group.

     Effective with the first quarter 2003, the agreement with the parent company was amended to require the group to accrue taxes as if the group was filing a separate tax return. As a result, the group's tax expense is expected to increase beginning in 2003 to an amount approximating the federal statutory income tax rate.

  DERIVATIVE FINANCIAL INSTRUMENTS

     Beginning January 2001, the group adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The statement requires derivative instruments be recorded on the balance sheet at fair value with changes in fair value reflected in net income or other comprehensive income, depending upon the classification of the derivative instrument. The cumulative effect of adopting this statement was to reduce 2001 net income by $1 million. This loss resulted from recording the fair value of derivative instruments that do not qualify for hedge accounting treatment.

     As permitted by SFAS No. 133, the group reassessed the classification of its securities. As a result of that reassessment, on January 1, 2001, the group transferred $864 million in securities from held-to-maturity to available-for-sale. This transfer resulted in a $16 million after-tax reduction in other comprehensive income, a component of shareholder's equity.

                            FINANCIAL SERVICES GROUP

  HEDGING ACTIVITIES

     The operations of the group are subject to a risk of interest rate fluctuation to the extent that interest-earning assets and interest-bearing liabilities mature or reprice at different times or in differing amounts. The group is also subject to repayment risk inherent in a portion of its single-family adjustable-rate mortgage assets. Also, substantial portions of the group's investments in adjustable-rate mortgage-backed securities have annual or lifetime caps that subject the group to interest rate risk should rates rise above certain levels. To optimize net interest income while maintaining acceptable levels of interest rate and liquidity risk, the group, from time to time, will enter into various derivative contracts for purposes other than trading. To qualify for hedge accounting, the derivatives and related hedged items must be designated as a hedge. The hedge must be effective in reducing the designated risk. The effectiveness of the derivatives is evaluated on an initial and ongoing basis using quantitative measures of correlation.

  RECENT ACCOUNTING PRONOUNCEMENTS

     Beginning with acquisitions of certain financial institutions effected after October 1, 2002, the group will be required to apply the provisions of SFAS No. 147, Acquisitions of Certain Financial Institutions -- an amendment of SFAS No. 72 and 144 and SFAS Board Interpretations No. 9. The principal effect of this statement is the clarification of what constitutes the acquisition of a business and that such acquisitions should be accounted for in accordance with the provisions of SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. It also includes within the scope of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, intangible assets customarily recognized in acquisitions of financial institutions. No acquisitions have occurred in the group to which SFAS No. 147 would apply.

NOTE B -- ACQUISITIONS

     During September 2002, the group acquired $374 million in deposits and a five-branch network in Northern California for a purchase price of $9 million. The purchase price was allocated to the acquired assets and liabilities based on their estimated fair values with $12 million allocated to goodwill.

     During February 2002, the group acquired an insurance agency for $6 million cash and a potential earn-out payment of $2 million based on revenue growth. The purchase price was allocated to acquired assets and liabilities based on their fair values with $4 million allocated to goodwill.

     During third quarter 2001, the group acquired mortgage loan production and processing offices for $63 million cash. The purchase price was allocated to the acquired assets and liabilities based on their estimated fair values with $8 million allocated to goodwill.

     On February 1, 2001, the group acquired certain assets (primarily asset-based loans), totaling $300 million for $301 million cash. The purchase price was allocated to the acquired assets and liabilities based on their estimated fair values with $1 million allocated to goodwill.

     On March 1, 2000, the group acquired all of the outstanding stock of American Finance Group, Inc. (AFG) for $32 million cash. AFG, an industrial and commercial equipment leasing and financing operation, had total assets (primarily financing leases, loans, and equipment under operating leases) of $161 million and total liabilities (primarily debt) of $132 million, of which $128 million was repaid after acquisition. The purchase price was allocated to the acquired assets and liabilities based on their estimated fair values with $1 million allocated to goodwill.

     The acquisitions were accounted for using the purchase method of accounting and, accordingly, the acquired assets and liabilities were adjusted to their estimated fair values at the date of the acquisitions. The operating results of the acquisitions are included in the accompanying financial statements from the

                            FINANCIAL SERVICES GROUP
acquisition dates. The unaudited pro forma results of operations, assuming the acquisitions had been effected as of the beginning of the applicable fiscal year, would not have been materially different from those reported.

NOTE C -- LOANS

     The outstanding principal balances of loans receivable consisted of the following:

                                                                AT YEAR-END
                                                              ---------------
                                                               2002     2001
                                                              ------   ------
                                                               (IN MILLIONS)
Single-family mortgage......................................  $2,470   $1,987
Single-family mortgage warehouse............................     522      547
Single-family construction..................................   1,004      991
Multifamily & senior housing................................   1,858    1,927
                                                              ------   ------
  Total residential.........................................   5,854    5,452
Commercial real estate......................................   1,891    2,502
Commercial & business.......................................   1,856    1,777
Consumer & other............................................     199      255
                                                              ------   ------
                                                               9,800    9,986
  Less: Allowance for loan losses...........................    (132)    (139)
                                                              ------   ------
                                                              $9,668   $9,847
                                                              ======   ======

     Single-family mortgages are made to owners to finance the purchase of a home. Single-family mortgage warehouse provides funding to mortgage lenders to support the flow of loans from origination to sale. Single-family construction finances the development and construction of single-family homes, condominiums and town homes, including the acquisition and development of home lots. Multifamily and senior housing loans are for the development, construction and lease of apartment projects and housing for independent, assisted and memory-impaired residents.

     The commercial real estate portfolio provides funding for the development, construction and lease up primarily of office, retail and industrial projects and is geographically diversified among over 35 market areas in 21 states and the District of Columbia. The commercial and business portfolio finances business operations and primarily includes asset-based and middle-market loans and direct financing leases on equipment. The consumer and other portfolio is primarily composed of loans secured by second liens on single-family homes.

     Direct finance leveraged leases with a net book value of $33 million are included in the commercial and business portfolio. The group is the lessor in these leveraged lease agreements entered into in 2000 under which two commercial aircraft having an estimated remaining economic life of 20 years were leased for a term of seven years. The group's equity investment represented 50 percent of the purchase price; the remaining 50 percent was furnished by third party financing in the form of long-term debt totaling $28 million at year-end 2002, that provides for no recourse against the group and is secured by a first lien on the aircraft and cash flows from the related lease. At the end of the lease term, the equipment is turned back to the group. The residual value at that time is estimated to be 42 percent of cost.

     Accruing loans past due 90 days or more were $7 million at year-end 2002. There were no accruing loans past due 90 days or more at year-end 2001. The recorded investment in nonaccrual loans was $126 million and $166 million at year-end 2002 and 2001, respectively.

     The recorded investment in impaired loans was $14 million at year-end 2002 and $66 million at year-end 2001, with a related allowance for loan losses of $6 million and $28 million, respectively. The average recorded

                            FINANCIAL SERVICES GROUP
investment in impaired loans during the years ended 2002 and 2001 was approximately $33 million and $37 million, respectively. The related amount of interest income recognized on impaired loans for the years ended 2002 and 2001 was immaterial.

     At year-end 2002, the group had unfunded commitments on outstanding loans totaling approximately $4.2 billion and commitments to originate loans of $1.6 billion. To meet the needs of its customers, the group also issues standby and other letters of credit. The credit risk in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The group holds collateral to support letters of credit when deemed necessary. At year-end 2002, the group had issued letters of credit totaling $280 million. Of this amount, $274 million was standby letters of credit with a weighted-average term of approximately three years that represent an obligation of the group to guarantee payment of a specified financial obligation or to make payments based on another entity's failure to perform under an obligating agreement. The portion of these amounts to be ultimately funded is uncertain.

     Activity in the allowance for loan losses was as follows:

                                                                 FOR THE YEAR
                                                              ------------------
                                                              2002   2001   2000
                                                              ----   ----   ----
                                                                (IN MILLIONS)
Balance, beginning of year..................................  $139   $118   $113
  Provision for loan losses.................................    40     46     39
  Additions related to acquisitions and bulk purchases of
     loans..................................................    --      2      2
  Charge-offs...............................................   (54)   (31)   (37)
  Recoveries................................................     7      4      1
                                                              ----   ----   ----
Balance, end of year........................................  $132   $139   $118
                                                              ====   ====   ====

                            FINANCIAL SERVICES GROUP

NOTE D -- SECURITIES

     The amortized cost and fair values of securities consisted of the following:

                                                     GROSS        GROSS
                                       AMORTIZED   UNREALIZED   UNREALIZED
                                         COST        GAINS        LOSSES     FAIR VALUE   YIELD
                                       ---------   ----------   ----------   ----------   -----
                                                        (DOLLARS IN MILLIONS)
AT YEAR-END 2002
AVAILABLE-FOR-SALE
Mortgage-backed securities:
  U.S. Government agencies...........   $1,647        $30          $(6)        $1,671
  Private issuer pass-through
     securities......................       48         --           --             48
                                        ------        ---          ---         ------
                                         1,695         30           (6)         1,719     4.52%
Debt securities:
  Corporate securities...............        2         --           --              2     6.48%
Equity securities, primarily Federal
  Home Loan Bank stock...............      205         --           --            205     2.88%
                                        ------        ---          ---         ------
                                        $1,902        $30          $(6)        $1,926
                                        ======        ===          ===         ======
HELD-TO-MATURITY
Mortgage-backed securities:
  U.S. Government agencies...........   $3,881        $61          $--         $3,942
  Private issuer pass-through
     securities......................       34         --           --             34
                                        ------        ---          ---         ------
                                        $3,915        $61          $--         $3,976     4.43%
                                        ======        ===          ===         ======
AT YEAR-END 2001
AVAILABLE-FOR-SALE
Mortgage-backed securities:
  U.S. Government agencies...........   $2,292        $35          $(8)        $2,319
  Private issuer pass-through
     securities......................       72         --           (1)            71
                                        ------        ---          ---         ------
                                         2,364         35           (9)         2,390     5.72%
Debt securities:
  Corporate securities...............        3         --           --              3     6.73%
Equity securities, primarily Federal
  Home Loan Bank stock...............      206         --           --            206     4.49%
                                        ------        ---          ---         ------
                                        $2,573        $35          $(9)        $2,599
                                        ======        ===          ===         ======
HELD-TO-MATURITY
Mortgage-backed securities:
  U.S. Government agencies...........   $  775        $--          $(8)        $  767     5.34%
                                        ------        ---          ---         ------
                                        $  775        $--          $(8)        $  767
                                        ======        ===          ===         ======

     Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. Accordingly, actual maturities may differ from contractual maturities.

                            FINANCIAL SERVICES GROUP

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

     Certain mortgage-backed securities and other securities are guaranteed directly or indirectly by U.S. government agencies. Other mortgage-backed securities not guaranteed by U.S. government agencies are senior-tranche securities considered investment grade quality by third-party rating agencies. The collateral underlying these securities is primarily single-family residential properties.

     The group held $443 million and $614 million of securitized loans at year-end 2002 and 2001, respectively. Included in these amounts are $57 million and $123 million of mortgage loans that were securitized during 2002 and 2001, respectively. These loans that were re-characterized to mortgage-backed securities were recorded at the carrying value of the mortgage loans at the time of securitization. The market value of the securities generated through these securitization activities are obtained through active market quotes.

     At year-end 2000, the carrying values of available-for-sale mortgage-backed securities, debt securities and equity securities were $2.2 billion, $3 million, and $175 million, respectively. The carrying value of held-to-maturity mortgage-backed securities at year-end 2000 was $864 million.

NOTE E -- REAL ESTATE

     Real estate is summarized as follows:

                                                               AT YEAR-END
                                                              -------------
                                                              2002    2001
                                                              -----   -----
                                                              (IN MILLIONS)
Real estate held for development and sale...................  $203    $198
Income producing properties.................................    64      62
Foreclosed real estate......................................     6       2
                                                              ----    ----
                                                               273     262
Accumulated depreciation....................................   (20)    (19)
Valuation allowance.........................................    (4)     (3)
                                                              ----    ----
Real estate, net............................................  $249    $240
                                                              ====    ====

                            FINANCIAL SERVICES GROUP

NOTE F -- PREMISES AND EQUIPMENT

     Premises and equipment are summarized as follows:

                                                                          AT YEAR-END
                                                           ESTIMATED     -------------
                                                         USEFUL LIVES    2002    2001
                                                         -------------   -----   -----
                                                                         (IN MILLIONS)
Cost:
  Land.................................................                  $  24   $  22
  Buildings............................................  10 - 40 years     110     110
  Leasehold improvements...............................   5 - 20 years      23      24
  Furniture, fixtures and equipment....................   3 - 10 years     125     117
                                                                         -----   -----
                                                                           282     273
Less accumulated depreciation and amortization.........                   (125)   (107)
                                                                         -----   -----
                                                                         $ 157   $ 166
                                                                         =====   =====

     The group leases equipment and facilities under operating lease agreements. Future minimum rental payments, net of related sublease income and exclusive of related expenses, under non-cancelable operating leases with a remaining term in excess of one year are as follows (in millions): 2003 -- $17; 2004 -- $14;
2005 -- $11; 2006 -- $5; 2007 -- $3; 2008 and thereafter -- $6. Total rent expense under these lease agreements was $21 million, $19 million and $15 million for 2002, 2001 and 2000, respectively.

NOTE G -- DEPOSITS

     Deposits consisted of the following:

                                                                 AT YEAR-END
                                                     -----------------------------------
                                                           2002               2001
                                                     ----------------   ----------------
                                                     AVERAGE            AVERAGE
                                                     STATED             STATED
                                                      RATE     AMOUNT    RATE     AMOUNT
                                                     -------   ------   -------   ------
                                                            (DOLLARS IN MILLIONS)
Noninterest-bearing demand.........................            $  596             $  443
Interest-bearing demand............................   1.39%     3,131    1.36%     2,602
Savings deposits...................................   1.15%       218    1.63%       186
Time deposits......................................   2.56%     5,258    4.11%     5,799
                                                               ------             ------
                                                               $9,203             $9,030
                                                               ======             ======

     Scheduled maturities of time deposits at year-end 2002 are as follows:

                                                         $100,000 OR   LESS THAN
                                                            MORE       $100,000    TOTAL
                                                         -----------   ---------   ------
                                                                  (IN MILLIONS)
3 months or less.......................................     $114        $  821     $  935
Over 3 through 6 months................................      240           841      1,081
Over 6 through 12 months...............................      210         1,579      1,789
Over 12 months.........................................      229         1,224      1,453
                                                            ----        ------     ------
                                                            $793        $4,465     $5,258
                                                            ====        ======     ======

                            FINANCIAL SERVICES GROUP

     At year-end 2002, maturities of time deposits were as follows (in millions): 2003 -- $3,805; 2004 -- $856; 2005 -- $222; 2006 -- $226;
2007 -- $147; 2008 and thereafter -- $2.

NOTE H -- FEDERAL HOME LOAN BANK ADVANCES

                                                                AT YEAR-END
                                                              ---------------
                                                               2002     2001
                                                              ------   ------
                                                               (IN MILLIONS)
Short-term FHLB advances....................................  $  245   $2,657
Long-term FHLB advances (weighted average interest rate of
  3.9% and 4.3% at year-end 2002 and 2001, respectively)....   3,141      778
                                                              ------   ------
                                                              $3,386   $3,435
                                                              ======   ======

     Pursuant to collateral agreements with the Federal Home Loan Bank of Dallas
(FHLB), advances are secured by a blanket floating lien on the savings bank's and mortgage bank's assets and by securities on deposit at the FHLB.

     At year-end 2002, maturities of short- and long-term advances were as follows (in millions): 2003 -- $1,083; 2004 -- $609; 2005 -- $446; 2006 -- $420;
2007 -- $828.

     Information concerning short-term Federal Home Loan Bank Advances is summarized as follows:

                                                              2002     2001     2000
                                                             ------   ------   ------
                                                              (DOLLARS IN MILLIONS)
At year-end:
  Balance..................................................  $  245   $2,657   $2,869
  Weighted average interest rate...........................     1.3%     2.0%     6.4%
For the year:
  Average daily balance....................................  $1,380   $3,301   $2,306
  Maximum month-end balance................................  $2,405   $3,809   $2,911
  Weighted average interest rate...........................     1.8%     4.1%     6.4%

NOTE I -- SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

     Securities sold under repurchase agreements were delivered to brokers/dealers who retained such securities as collateral for the borrowings and have agreed to resell the same securities back to the group at the maturities of the agreements. The agreements generally mature within 45 days.

     Information concerning borrowings under repurchase agreements is summarized as follows:

                                                               2002     2001    2000
                                                              ------   ------   ----
                                                              (DOLLARS IN MILLIONS)
At year-end:
  Balance...................................................  $2,907   $1,107   $595
  Weighted average interest rate............................     1.4%     1.9%   6.5%
For the year:
  Average daily balance.....................................  $2,071   $  594   $484
  Maximum month-end balance.................................  $2,907   $1,107   $898
  Weighted average interest rate............................     1.8%     3.9%   6.5%

                            FINANCIAL SERVICES GROUP

     At year-end 2002, the carrying value of held-to-maturity and available-for-sale securities sold under repurchase agreements was $2.6 billion and $349 million, respectively. The market value of the held-to-maturity securities sold under repurchase agreements was $2.7 billion at year-end 2002.

     Accrued interest payable on securities sold under repurchase agreements included in other liabilities was $2 million and $1 million at year-end 2002 and 2001, respectively.

NOTE J -- OTHER BORROWINGS

     Other borrowings, which represent borrowings of the real estate and insurance operations, consisted of the following:

                                                               AT YEAR-END
                                                              -------------
                                                              2002    2001
                                                              -----   -----
                                                              (IN MILLIONS)
Term loan with an average rate of 3.93% and 5.57% during
  2002 and 2001, respectively, due through 2004.............  $108    $171
Borrowings under bank credit facility with an average rate
  of 4.75% during 2002, due through 2004....................    30      --
Other indebtedness at various rates which range from 6.25%
  to 10.00%, secured primarily by real estate...............    43      43
                                                              ----    ----
                                                              $181    $214
                                                              ====    ====

     Borrowings under bank credit facility are guaranteed by the parent company.

     At year-end 2002, maturities of other borrowings were as follows (in millions): 2003 -- $4; 2004 -- $142; 2005 -- $4; 2006 -- $2; 2007 -- $2; 2008
and thereafter -- $27.

NOTE K -- PREFERRED STOCK ISSUED BY SUBSIDIARIES

     Guaranty has two subsidiaries that qualify as real estate investment trusts, Guaranty Preferred Capital Corporation (GPCC) and Guaranty Preferred Capital Corporation II (GPCC II). Both are authorized to issue floating rate and fixed rate preferred stock. These preferred stocks have a liquidation preference of $1,000 per share, dividends that are non-cumulative and payable when declared, and are automatically exchanged into Guaranty preferred stock under similar terms and conditions if federal banking regulators determine that Guaranty is, or will become, undercapitalized in the near term or an administrative body takes an action that will prevent GPCC or GPCC II from paying full quarterly dividends or redeeming any preferred stock. If such an exchange occurs, the parent company must, for all affected GPCC preferred stockholders and may, at its option, for all affected GPCC II preferred stockholders, issue its senior notes in exchange for the Guaranty preferred stock in an amount equal to the liquidation preference, plus certain adjustments, of the preferred stock exchanged. If the parent company elects to not issue its senior notes to all affected GPCC II preferred stockholders, it must redeem all their exchanged Guaranty preferred stock for cash in an amount equal to the liquidation preference, plus certain adjustments. The terms of the senior notes are similar to those of the Guaranty preferred stock exchanged except that the rate on the senior notes received by the former GPCC preferred stockholders is fixed instead of floating. At year-end 2002, the liquidation preference of the outstanding preferred stock issued by the Guaranty subsidiaries totaled $305 million and is reported as "Preferred stock issued by subsidiaries" on the balance sheet. Dividends paid on this preferred stock were $13 million, $19 million and $18 million in 2002, 2001 and 2000, respectively, and are included in interest expense on borrowed funds.

     In 1997, GPCC issued an aggregate of 150,000 shares of floating rate preferred stock for an aggregate consideration of $150 million cash. GPCC issued an additional 75,000 shares in 1998 for an aggregate

                            FINANCIAL SERVICES GROUP
consideration of $75 million cash. The weighted average rate paid to preferred shareholders was 3.27 percent and 5.82 percent during 2002 and 2001, respectively. Prior to May 2007, at the option of GPCC, these shares may be redeemed in whole or in part for $1,000 per share cash plus certain adjustments.

     In 2000, GPCC II issued 35,000 shares of floating rate preferred stock and 45,000 shares of 9.15 percent fixed rate preferred stock for an aggregate consideration of $80 million cash. The weighted average rate paid to floating rate-preferred shareholders was 4.25 percent and 6.83 percent during 2002 and 2001, respectively. Prior to May 2007, at the option of GPCC II, these shares may be redeemed in whole or in part for $1,000 per share cash plus certain adjustments.

NOTE L -- MORTGAGE LOAN SERVICING

     The group services mortgage loans that are owned primarily by independent investors. The group serviced approximately 106,300 and 129,700 mortgage loans aggregating $10.7 billion and $11.6 billion as of year-end 2002 and 2001, respectively.

     The group is required to advance, from group funds, escrow and foreclosure costs on loans it services. The majority of these advances are recoverable, except for certain amounts for loans serviced for GNMA. A reserve has been established for unrecoverable advances. Market risk is assumed related to the disposal of certain foreclosed VA loans. No significant losses were incurred during 2002, 2001 or 2000 in connection with this risk.

     Capitalized mortgage servicing rights, net of accumulated amortization, were as follows:

                                                           PURCHASED   ORIGINATED
                                                             LOAN         LOAN
                                                           SERVICING   SERVICING
                                                            RIGHTS       RIGHTS     TOTAL
                                                           ---------   ----------   -----
                                                                   (IN MILLIONS)
FOR THE YEAR 2002
Balance, beginning of year...............................    $ 50         $112      $ 162
  Additions..............................................      --           43         43
  Amortization expense...................................     (12)         (38)       (50)
  Sales..................................................      --          (35)       (35)
                                                             ----         ----      -----
     Subtotal............................................    $ 38         $ 82        120
     Valuation allowance.................................                             (15)
                                                                                    -----
Balance, end of year.....................................                           $ 105
                                                                                    =====
FOR THE YEAR 2001
Balance, beginning of year...............................    $138         $108      $ 246
  Additions..............................................       2          101        103
  Amortization expense...................................     (17)         (23)       (40)
  Sales..................................................     (73)         (74)      (147)
                                                             ----         ----      -----
     Subtotal............................................    $ 50         $112        162
     Valuation allowance.................................                              (6)
                                                                                    -----
Balance, end of year.....................................                           $ 156
                                                                                    =====

     Amortization expense related to mortgage servicing rights totaled $50 million, $40 million and $34 million for 2002, 2001 and 2000, respectively. The valuation allowance was increased $9 million in 2002

                            FINANCIAL SERVICES GROUP
and $6 million in 2001 and reduced $1 million in 2000. Changes in the valuation allowance are included in amortization expense.

     The estimated fair value of the capitalized mortgage servicing rights at year-end 2002 was $113 million. Fair value was determined using internally generated cash flow models. The assumptions used therein were supported by comparisons to third party valuations, observable market data and generally accepted valuation techniques. The most significant assumptions used in valuing the capitalized mortgage servicing rights were prepayment speeds and discount rates.

     The group recognizes a mortgage servicing right related to the mortgage loan sold based on the current market value of servicing rights for other mortgage loans with the same or similar characteristics such as loan type, size, escrow and geographic location, being traded in the market.

     At year-end 2002, key economic assumptions and the sensitivity of the current fair value for all capitalized mortgage servicing rights to immediate changes in those assumptions were as follows (dollars in millions):

                                                                  AT YEAR-END 2002
                                                              -------------------------
                                                              MORTGAGE SERVICING RIGHTS
                                                              -------------------------
                                                                      ALL LOANS
                                                              -------------------------
Fair value of capitalized mortgage servicing rights.........                 $113
Weighted average life (in years)............................                  6.3
PSA(a), CPR(b)..............................................       Vectored model
  Impact on fair value of 10% decrease......................                 $  7
  Impact on fair value of 10% increase......................                 $ (6)
  Impact on fair value of 25% increase......................                 $(10)
Future cash flows discounted at.............................                 11.4%
  Impact on fair value of a 50 basis point decrease.........                 $  2
  Impact on fair value of a 50 basis point increase.........                 $ (1)
  Impact on fair value of a 100 basis point increase........                 $ (3)

---------------

(a) Public Securities Act

(b) Constant Prepayment Rate

     These sensitivity illustrations are hypothetical. As figures indicate, changes in fair value based on a variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in the table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another, which may magnify or counteract the sensitivities.

     The mortgage banking operations were in compliance with the minimum net worth requirements of its investors who have established such net worth requirements for approved loan servicers, sellers and custodians for year-end 2002 and 2001. The mortgage banking operations do not issue independent audited financial statements and, instead, substitute the audited financial statements of its parent, Guaranty; therefore, a net worth calculation is also required for Guaranty by the Government National Mortgage Association (GNMA).

                            FINANCIAL SERVICES GROUP

The minimum net worth requirements of the major secondary market investors and actual net worth amounts for the mortgage banking operations are presented below:

                                                             AT YEAR-END:
                                               -----------------------------------------
                                                      2002                   2001
                                               ------------------     ------------------
                                                         ACTUAL-                ACTUAL-
INVESTOR                                       MINIMUM   ADJUSTED     MINIMUM   ADJUSTED
--------                                       -------   --------     -------   --------
                                                             (IN MILLIONS)
Federal Home Loan Mortgage Corporation.......    $ 1       $ 80         $ 1       $ 84
Dept. of Housing & Urban Development.........      1         88           1         92
GNMA -- Mortgage banking operations..........      4         80           7         84
GNMA -- Guaranty.............................      5        815           8        884
Federal National Mortgage Association........      4         80           5         84

     If, at any time, the mortgage banking operations fail to maintain the minimum net worth values stated above, it would be at risk of losing the right to sell loans to and/or service loans for the investors named above, which would have a material impact on the stability of the mortgage banking operations.

NOTE M -- DERIVATIVE INSTRUMENTS

     Guaranty is a party to various interest rate corridor agreements, which reduce the impact of increases in interest rates on its investments in adjustable-rate mortgage-backed securities that have lifetime interest rate caps. Under these agreements with notional amounts totaling $73 million and $167 million at year-end 2002 and 2001, respectively, Guaranty simultaneously purchased and sold caps whereby it receives interest if the variable rate based on the FHLB Eleventh District Cost of Funds (EDCOF) Index (2.54 percent at year-end 2002) exceeds an average strike rate of 8.93 percent and pays interest if the same variable rate exceeds a strike rate of 11.75 percent. These agreements mature through 2003. Guaranty did not receive or pay any amounts under this agreement in 2002, 2001 or 2000.

     Guaranty is also a party to an interest rate cap agreement to reduce the impact of interest rate increases on certain adjustable rate investments with lifetime caps. Under this agreement, with a notional amount of $29 million, Guaranty would receive payments if the EDCOF exceeds the strike rate of 10 percent. This agreement matures in 2004. Guaranty did not receive or pay any amounts under this agreement in 2002, 2001 or 2000.

     These corridor and cap agreements do not qualify for hedge accounting and are therefore recorded at fair value. Changes in the fair value of the interest rate corridor and interest rate cap agreements, which are not material, are included in the determination of net interest income. The amounts related to these agreements subject to credit risk are the streams of payments receivable by Guaranty under the terms of the contracts not the notional amounts used to express the volumes of these transactions. Guaranty minimizes its exposure to credit risk by entering into contracts with major U.S. securities firms. At year-end 2002, fair value of these corridor and cap agreements was immaterial.

     The mortgage banking operation enters into forward sales commitments to deliver mortgage loans to third parties. These forward sales commitments hedge volatility of interest rates between the time a mortgage loan commitment is made and the subsequent funding and sale of the loan to a third party. During the time these forward sale commitments are hedging a mortgage loan commitment, both commitments are considered derivative financial instruments and are recorded at fair value with changes in their fair value recorded in income. Upon origination of a mortgage loan, the forward sale commitment is designated as a fair-value hedge of the mortgage loan held for sale and changes in the fair value of both the forward sale commitment and the mortgage loan held for sale are recorded in income. Hedge ineffectiveness related to the fair value hedge is recorded in income and was immaterial in 2002 and 2001. At year-end 2002, the mortgage banking operation

                            FINANCIAL SERVICES GROUP
had commitments to originate or purchase mortgage loans totaling approximately $1.4 billion and commitments to sell mortgage loans of approximately $1.4 billion. To the extent mortgage loans at the appropriate rates are not available to fulfill the sales commitments, the group is subject to market risk resulting from interest rate fluctuations.

NOTE N -- NONINTEREST INCOME AND NONINTEREST EXPENSE

     Noninterest income and expense consisted of the following:

                                                                 FOR THE YEAR
                                                              ------------------
                                                              2002   2001   2000
                                                              ----   ----   ----
                                                                (IN MILLIONS)
Noninterest income
Loan servicing fees.........................................  $ 42   $ 49   $ 70
Amortization and provisions for impairment of servicing
  rights....................................................   (59)   (46)   (33)
Loan origination and marketing..............................   147     94     40
Gain or loss on sale of loans...............................    63     36      6
                                                              ----   ----   ----
  Loan origination, marketing and servicing fees, net.......   193    133     83
                                                              ----   ----   ----
Real estate operations......................................    40     49     53
Insurance commissions and fees..............................    51     48     35
Services charges on deposits................................    30     23     20
Operating lease income......................................    10     13      9
Other.......................................................    46     42     35
                                                              ----   ----   ----
  Real estate and other.....................................   177    175    152
                                                              ----   ----   ----
Noninterest income..........................................  $370   $308   $235
                                                              ====   ====   ====
Noninterest expense
Compensation and benefits...................................  $301   $247   $165
Loan servicing and origination..............................    40     21     13
Real estate operations, other than compensation.............    32     31     29
Insurance operations, other than compensation...............     7      9      5
Occupancy...................................................    33     30     27
Data processing.............................................    18     22     21
Furniture, fixtures & equipment.............................    16     17     13
Leased equipment depreciation...............................    10     10      6
Advertising and promotional expense.........................    12     14     15
Travel & other employee costs...............................    11     11     11
Professional services.......................................    10     15     14
Severance and asset write-offs..............................     7     --     --
Other.......................................................    43     46     43
                                                              ----   ----   ----
Noninterest expense.........................................  $540   $473   $362
                                                              ====   ====   ====

                            FINANCIAL SERVICES GROUP

NOTE O -- REGULATORY CAPITAL MATTERS

     Guaranty is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Guaranty's financial statements. The payment of dividends from Guaranty to the company is subject to proper regulatory notification or approval.

     Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Guaranty must meet specific capital guidelines that involve quantitative measures of Guaranty's assets, liabilities and certain off-balance-sheet items such as unfunded loan commitments, as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. At year-end 2002, Guaranty met or exceeded all of its capital adequacy requirements.

     At year-end 2002, the most recent notification from regulators categorized Guaranty as "well capitalized." The following table sets forth Guaranty's actual capital amounts and ratios along with the minimum capital amounts and ratios Guaranty must maintain in order to meet capital adequacy requirements and to be categorized as "well capitalized."

                                                FOR CAPITAL ADEQUACY    FOR CATEGORIZATION AS
                                  ACTUAL            REQUIREMENTS          "WELL CAPITALIZED"
                              ---------------   ---------------------   ----------------------
                              AMOUNT   RATIO     AMOUNT       RATIO       AMOUNT       RATIO
                              ------   ------   ---------   ---------   ----------   ---------
                                                   (DOLLARS IN MILLIONS)
AT YEAR-END 2002:
Total Risk-Based Ratio
  (Risk-based capital/Total                     > or = to   > or = to   > or = to    > or = to%
  risk-weighted assets).....  $1,293   10.68%      $969       8.00%       $1,212       10.00
Tier 1(Core) Risk-Based
  Ratio (Core capital/Total                     > or = to   > or = to   > or = to    > or = to%
  risk-weighted assets).....  $1,143    9.43%      $485       4.00%         $727        6.00
Tier 1(Core)Leverage Ratio
  (Core capital/Adjusted                        > or = to   > or = to   > or = to    > or = to%
  tangible assets)..........  $1,143    6.54%      $699       4.00%         $874        5.00
Tangible Ratio (Tangible                        > or = to   > or = to
  equity/Tangible assets)...  $1,143    6.54%      $350       2.00%          N/A         N/A
At year-end 2001:
Total Risk-Based Ratio
  (Risk-based capital/Total                     > or = to   > or = to   > or = to    > or = to%
  risk-weighted assets).....  $1,327   10.71%      $992       8.00%       $1,240       10.00
Tier 1(Core) Risk-Based
  Ratio (Core capital/Total                     > or = to   > or = to   > or = to    > or = to%
  risk-weighted assets).....  $1,192    9.62%      $496       4.00%         $744        6.00
Tier 1(Core)Leverage Ratio
  (Core capital/Adjusted                        > or = to   > or = to   > or = to    > or = to%
  tangible assets)..........  $1,192    7.82%      $610       4.00%         $762        5.00
Tangible Ratio (Tangible                        > or = to   > or = to
  equity/Tangible assets)...  $1,192    7.82%      $305       2.00%          N/A         N/A

                      TEMPLE-INLAND INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                    FOR THE YEAR
                                                              ------------------------
                                                               2002     2001     2000
                                                              ------   ------   ------
                                                                   (IN MILLIONS)
REVENUES
  Manufacturing.............................................  $3,374   $2,808   $2,928
  Financial Services........................................   1,144    1,297    1,308
                                                              ------   ------   ------
                                                               4,518    4,105    4,236
                                                              ------   ------   ------
COSTS AND EXPENSES
  Manufacturing.............................................   3,287    2,717    2,692
  Financial Services........................................     980    1,113    1,119
                                                              ------   ------   ------
                                                               4,267    3,830    3,811
                                                              ------   ------   ------
OPERATING INCOME............................................     251      275      425
  Parent company interest...................................    (133)     (98)    (105)
  Other expense.............................................     (11)      --       --
                                                              ------   ------   ------
INCOME FROM CONTINUING OPERATIONS BEFORE TAXES..............     107      177      320
  Income taxes..............................................     (42)     (66)    (125)
                                                              ------   ------   ------
INCOME FROM CONTINUING OPERATIONS...........................      65      111      195
  Discontinued operations...................................      (1)      --       --
                                                              ------   ------   ------
INCOME BEFORE ACCOUNTING CHANGE.............................      64      111      195
  Effect of accounting change...............................     (11)      (2)      --
                                                              ------   ------   ------
NET INCOME..................................................  $   53   $  109   $  195
                                                              ======   ======   ======
EARNINGS PER SHARE
  BASIC:
     Income from continuing operations......................  $ 1.25   $ 2.26   $ 3.83
     Discontinued operations................................   (0.02)      --       --
     Effect of accounting change............................   (0.21)   (0.04)      --
                                                              ------   ------   ------
     Net income.............................................  $ 1.02   $ 2.22   $ 3.83
                                                              ======   ======   ======
  DILUTED:
     Income from continuing operations......................  $ 1.25   $ 2.26   $ 3.83
     Discontinued operations................................   (0.02)      --       --
     Effect of accounting change............................   (0.21)   (0.04)      --
                                                              ------   ------   ------
     Net income.............................................  $ 1.02   $ 2.22   $ 3.83
                                                              ======   ======   ======

            See the notes to the consolidated financial statements.

                      TEMPLE-INLAND INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      FOR THE YEAR
                                                              ----------------------------
                                                                2002      2001      2000
                                                              --------   -------   -------
                                                                     (IN MILLIONS)
CASH PROVIDED BY (USED FOR) OPERATIONS
  Net income................................................  $     53   $   109   $   195
  Adjustments:
    Depreciation and depletion..............................       247       205       216
    Depreciation of leased property.........................        13        12         6
    Amortization of goodwill................................        --        11         9
    Provision for loan losses...............................        40        46        39
    Deferred taxes..........................................        34        29        57
    Amortization and accretion of financial instruments.....        51        39        28
    Originations of loans held for sale.....................   (10,756)   (7,605)   (2,129)
    Sales of loans held for sale............................    10,626     6,932     2,149
    Receivables.............................................        41        24         5
    Inventories.............................................        (2)       33        16
    Accounts payable and accrued expenses...................       (41)       35       (82)
    Collections and remittances on loans serviced for
     others, net............................................       (70)      104       (32)
    Change in net assets of discontinued operations.........        15        --        --
    Originated mortgage servicing rights....................       (43)     (102)      (12)
    Other...................................................        55       (67)        8
                                                              --------   -------   -------
                                                                   263      (195)      473
                                                              --------   -------   -------
CASH PROVIDED BY (USED FOR) INVESTMENTS
  Capital expenditures......................................      (125)     (210)     (257)
  Sale of non-strategic assets and operations...............        39       102        10
  Purchase of securities available-for-sale.................       (22)      (48)   (1,036)
  Maturities of securities available-for-sale...............       761       865       338
  Purchase of securities held-to-maturity...................    (3,290)     (778)       --
  Maturities and redemptions of securities
    held-to-maturity........................................       509         3       192
  Sale of mortgage servicing rights.........................        36       143         4
  Loans originated or acquired, net of principal
    collected...............................................        67       262    (1,512)
  Proceeds from sale of loans...............................        18       446       259
  Branch acquisitions.......................................       364        --        --
  Acquisitions, net of cash acquired, and joint ventures....      (631)     (524)      (38)
  Other.....................................................         7       (11)      (68)
                                                              --------   -------   -------
                                                                (2,267)      250    (2,108)
                                                              --------   -------   -------
CASH PROVIDED BY (USED FOR) FINANCING
  Bridge financing facility.................................       880        --        --
  Payment of bridge financing facility......................      (880)       --        --
  Payment of Gaylord assumed debt...........................      (285)       --        --
  Sale of common stock......................................       215        --        --
  Sale of Upper DECS(SM)....................................       345        --        --
  Sale of Senior Notes......................................       496        --        --
  Purchase of deposits......................................       104        --        --
  Other additions to debt...................................     2,948     1,075       297
  Other payments of debt....................................      (975)     (327)     (312)
  Securities sold under repurchase agreements and short-term
    borrowings, net.........................................      (612)      316     1,071
  Net increase (decrease) in deposits.......................      (277)     (766)      857
  Purchase of stock for treasury............................        --        --      (250)
  Cash dividends paid to shareholders.......................       (67)      (63)      (65)
  Proceeds from sale of subsidiary preferred stock..........        --        --        80
  Other.....................................................       (23)      (22)       (5)
                                                              --------   -------   -------
                                                                 1,869       213     1,673
                                                              --------   -------   -------
Net increase (decrease) in cash and cash equivalents........      (135)      268        38
Cash and cash equivalents at beginning of year..............       590       322       284
                                                              --------   -------   -------
Cash and cash equivalents at end of year....................  $    455   $   590   $   322
                                                              ========   =======   =======

             See the notes to the consolidated financial statements

                      TEMPLE-INLAND INC. AND SUBSIDIARIES

                          CONSOLIDATING BALANCE SHEETS

                                                                       AT YEAR-END 2002
                                                              ----------------------------------
                                                              PARENT    FINANCIAL
                                                              COMPANY   SERVICES    CONSOLIDATED
                                                              -------   ---------   ------------
                                                                        (IN MILLIONS)
                                             ASSETS

  Cash and cash equivalents.................................  $   17     $   438      $   455
  Loans held for sale.......................................      --       1,088        1,088
  Loans and leases receivable, net..........................      --       9,668        9,668
  Securities available-for-sale.............................      --       1,926        1,926
  Securities held-to-maturity...............................      --       3,915        3,915
  Trade receivables, net....................................     352          --          352
  Inventories...............................................     338          --          338
  Property and equipment, net...............................   2,549         157        2,706
  Goodwill..................................................     249         148          397
  Other assets..............................................     274         676          915
  Investment in Financial Services..........................   1,178          --           --
                                                              ------     -------      -------
          TOTAL ASSETS......................................  $4,957     $18,016      $21,760
                                                              ======     =======      =======

                              LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits..................................................  $   --     $ 9,203      $ 9,203
  Federal Home Loan Bank advances...........................      --       3,386        3,386
  Securities sold under repurchase agreements...............      --       2,907        2,907
  Obligations to settle trade date securities...............      --         369          369
  Other liabilities.........................................     591         487        1,052
  Long-term debt............................................   1,883         181        2,064
  Deferred income taxes.....................................     245          --          236
  Postretirement benefits...................................     147          --          147
  Pension liability.........................................     142          --          142
  Preferred stock issued by subsidiaries....................      --         305          305
                                                              ------     -------      -------
          TOTAL LIABILITIES.................................  $3,008     $16,838      $19,811
                                                              ------     -------      -------
SHAREHOLDERS' EQUITY
  Preferred stock -- par value $1 per share: authorized
     25,000,000 shares; none issued.........................                               --
  Common stock -- par value $1 per share: authorized
     200,000,000 shares; issued 61,389,552 shares, including
     shares held in the treasury............................                               61
  Additional paid-in capital................................                              368
  Accumulated other comprehensive loss......................                             (136)
  Retained earnings.........................................                            2,000
                                                                                      -------
                                                                                        2,293
  Cost of shares held in the treasury: 7,583,293 shares.....                             (344)
                                                                                      -------
          TOTAL SHAREHOLDERS' EQUITY........................                            1,949
                                                                                      -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................                          $21,760
                                                                                      =======

            See the notes to the consolidated financial statements.

                      TEMPLE-INLAND INC. AND SUBSIDIARIES

                          CONSOLIDATING BALANCE SHEETS

                                                                       AT YEAR-END 2001
                                                              ----------------------------------
                                                              PARENT    FINANCIAL
                                                              COMPANY   SERVICES    CONSOLIDATED
                                                              -------   ---------   ------------
                                                                        (IN MILLIONS)
                                             ASSETS

  Cash and cash equivalents.................................  $    3     $   587      $   590
  Loans held for sale.......................................      --         958          958
  Loans and leases receivable, net..........................      --       9,847        9,847
  Securities available-for-sale.............................      --       2,599        2,599
  Securities held-to-maturity...............................      --         775          775
  Trade receivables, net....................................     288          --          288
  Inventories...............................................     258          --          258
  Property and equipment, net...............................   2,085         166        2,251
  Goodwill..................................................      62         128          190
  Other assets..............................................     283         678          931
  Investment in Financial Services..........................   1,142          --           --
                                                              ------     -------      -------
          TOTAL ASSETS......................................  $4,121     $15,738      $18,687
                                                              ======     =======      =======

                              LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits..................................................  $   --     $ 9,030      $ 9,030
  Federal Home Loan Bank advances...........................      --       3,435        3,435
  Securities sold under repurchase agreements...............      --       1,107        1,107
  Other liabilities.........................................     434         505          915
  Long-term debt............................................   1,339         214        1,553
  Deferred income taxes.....................................     310          --          304
  Postretirement benefits...................................     142          --          142
  Preferred stock issued by subsidiaries....................      --         305          305
                                                              ------     -------      -------
          TOTAL LIABILITIES.................................  $2,225     $14,596      $16,791
                                                              ------     -------      -------
SHAREHOLDERS' EQUITY
  Preferred stock -- par value $1 per share: authorized
     25,000,000 shares; none issued.........................                               --
  Common stock -- par value $1 per share: authorized
     200,000,000 shares; issued 61,389,552 shares, including
     shares held in the treasury............................                               61
  Additional paid-in capital................................                              367
  Accumulated other comprehensive loss......................                               (1)
  Retained earnings.........................................                            2,014
                                                                                      -------
                                                                                        2,441
  Cost of shares held in the treasury: 12,030,402 shares....                             (545)
                                                                                      -------
          TOTAL SHAREHOLDERS' EQUITY........................                            1,896
                                                                                      -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................                          $18,687
                                                                                      =======

            See the notes to the consolidated financial statements.

                      TEMPLE-INLAND INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                ACCUMULATED
                                                                   OTHER
                                                               COMPREHENSIVE
                                            COMMON   PAID-IN      INCOME       RETAINED   TREASURY
                                            STOCK    CAPITAL      (LOSS)       EARNINGS    STOCK     TOTAL
                                            ------   -------   -------------   --------   --------   ------
                                                                     (IN MILLIONS)
BALANCE AT YEAR-END 1999.................    $61      $364         $ (31)       $1,838     $(305)    $1,927
                                             ===      ====         =====        ======     =====     ======
Comprehensive income
  Net income.............................     --        --            --           195        --        195
  Other comprehensive income, net of tax
    Unrealized gains on securities.......     --        --            23            --        --         23
    Minimum pension liability............     --        --            (2)           --        --         (2)
    Foreign currency translation
      adjustment.........................     --        --             2            --        --          2
                                                                                                     ------
COMPREHENSIVE INCOME FOR THE YEAR 2000...                                                               218
                                                                                                     ------
Dividends paid on common stock -- $1.28
  per share..............................     --        --            --           (65)       --        (65)
Stock-based compensation.................     --         1            --            --        --          1
Stock issued for stock plans -- 57,999
  shares.................................     --        --            --            --         2          2
Stock acquired for treasury -- 5,095,906
  shares.................................     --        --            --            --      (250)      (250)
                                             ---      ----         -----        ------     -----     ------
BALANCE AT YEAR-END 2000.................    $61      $365         $  (8)       $1,968     $(553)    $1,833
                                             ===      ====         =====        ======     =====     ======
Comprehensive income
  Net income.............................     --        --            --           109        --        109
  Other comprehensive income, net of tax
    Unrealized gains on securities.......     --        --             7            --        --          7
    Minimum pension liability............     --        --            (1)           --        --         (1)
    Foreign currency translation
      adjustment.........................     --        --             1            --        --          1
                                                                                                     ------
COMPREHENSIVE INCOME FOR THE YEAR 2001...                                                               116
                                                                                                     ------
Dividends paid on common stock -- $1.28
  per share..............................     --        --            --           (63)       --        (63)
Stock-based compensation.................     --         3            --            --        --          3
Stock issued for stock plans -- 185,097
  shares.................................     --        (1)           --            --         8          7
                                             ---      ----         -----        ------     -----     ------
BALANCE AT YEAR-END 2001.................    $61      $367         $  (1)       $2,014     $(545)    $1,896
                                             ===      ====         =====        ======     =====     ======
Comprehensive income
  Net income.............................     --        --            --            53        --         53
  Other comprehensive income, net of tax
    Unrealized gains on securities.......     --        --            (1)           --        --         (1)
    Minimum pension liability............     --        --          (123)           --        --       (123)
    Foreign currency translation
      adjustment.........................     --        --            (8)           --        --         (8)
    Derivative financial instruments.....     --        --            (3)           --        --         (3)
                                                                                                     ------
COMPREHENSIVE LOSS FOR THE YEAR 2002.....                                                               (82)
                                                                                                     ------
Dividends paid on common stock -- $1.28
  per share..............................     --        --            --           (67)       --        (67)
Stock-based compensation.................     --         2            --            --        --          2
Stock issued for cash -- 4,140,000
  shares.................................     --        27            --            --       188        215
Fees related to sale of Upper DECS(SM)
  and stock..............................     --       (20)           --            --        --        (20)
Present value of equity purchase contract
  adjustment payments....................     --       (10)           --            --        --        (10)
Equity purchase contracts................     --        --            --            --        --         --
Stock issued for stock plans -- 307,109
  shares.................................     --         2            --            --        13         15
                                             ---      ----         -----        ------     -----     ------
BALANCE AT YEAR-END 2002.................    $61      $368         $(136)       $2,000     $(344)    $1,949
                                             ===      ====         =====        ======     =====     ======

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

     The company's fiscal year ends on the Saturday closest to December 31, which from time to time means that a fiscal year will include 53 weeks instead of 52 weeks. Fiscal years 2002, 2001, and 2000, which ended on December 28, December 29, and December 30, respectively, each consisted of 52 weeks.

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

     Certain amounts have been reclassified to conform to current year's classifications.

  CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash on hand and other short-term liquid instruments with original maturities of three months or less. At year-end 2002, $6 million of cash was subject to withdrawal restrictions.

  CAPITALIZED SOFTWARE

     The company capitalizes purchased software costs as well as the direct costs, both internal and external, associated with software developed for internal use. These capitalized costs are amortized using the straight-line method over estimated useful lives ranging from three to seven years. Carrying values of capitalized software at year-end 2002 and 2001 were $72 million and $90 million, respectively. Amortization of these capitalized costs was $22 million in 2002, $15 million in 2001, and $7 million in 2000.

  DERIVATIVES

     The company uses, to a limited degree, derivative instruments to mitigate its exposure to risk, including those associated with changes in product pricing, manufacturing costs and interest rates related to borrowings and investments in securities, as well as mortgage production activities. The company does not use derivatives

                      TEMPLE-INLAND INC. AND SUBSIDIARIES
for trading purposes. Changes in the fair value of derivative instruments designated as cash flow hedges are deferred and recorded in other comprehensive income. These deferred gains or losses are recognized in income when the transactions being hedged are completed. The ineffective portion of these hedges, which is not material, is recognized in income. Changes in the fair value of derivative instruments designated as fair value hedges are recognized in income, as are changes in the fair value of the hedged item. Changes in the fair value of derivative instruments that are not designated as hedges for accounting purposes are recognized in income.

     Beginning January 2001, the company adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The cumulative effect of adopting this statement was to reduce 2001 net income by $2 million, or $0.04 per diluted share, and other comprehensive income, a component of shareholders' equity, by $4 million. As permitted by this statement, the company also changed the designation of its January 2001 portfolio of held-to-maturity securities, which were carried at unamortized costs, to available-for-sale, which are carried at fair value. As a result, the $864 million carrying value of these securities was adjusted to their fair value with a corresponding after-tax reduction of $16 million in other comprehensive income.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

     In the absence of quoted market prices, the fair value of financial instruments is estimated. These estimated fair value amounts are significantly affected by the assumptions used, including the discount rate and estimates of future cash flow. Where these estimates approximate carrying value, no separate disclosure of fair value is shown.

  GOODWILL

     Beginning January 2002, the company adopted SFAS No. 142, Goodwill and Other Intangible Assets. Under this statement, amortization of goodwill and other indefinitely lived intangible assets is precluded; however, at least annually these assets are measured for impairment based on estimated fair values. The company performs the annual impairment measurement as of the beginning of the fourth quarter of each year. Intangible assets with finite useful lives are amortized over their estimated lives. The cumulative effect of adopting this statement was to reduce 2002 income by $11 million, or $0.22 per diluted share, for an $18 million goodwill impairment associated with the Corrugated Packaging Group's pre-2001 specialty packaging acquisitions.

     The effects of not amortizing goodwill and trademarks in periods prior to the adoption of this statement follows:

                                                                  FOR THE YEAR
                                                              ---------------------
                                                              2002    2001    2000
                                                              -----   -----   -----
                                                              (IN MILLIONS, EXCEPT
                                                                   PER SHARE)
Income from continuing operations
  As reported...............................................  $  65   $ 111   $ 195
  Goodwill and trademark amortization, net of tax...........     --       9       8
                                                              -----   -----   -----
  As adjusted...............................................  $  65   $ 120   $ 203
                                                              =====   =====   =====
Per diluted share
  As reported...............................................  $1.25   $2.26   $3.83
  Goodwill and trademark amortization, net of tax...........     --    0.18    0.16
                                                              -----   -----   -----
  As adjusted...............................................  $1.25   $2.44   $3.99
                                                              =====   =====   =====

                      TEMPLE-INLAND INC. AND SUBSIDIARIES

  IMPAIRMENT OF LONG-LIVED ASSETS

     Beginning January 2002, the company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The effect on earnings or financial position of adopting this statement was not material.

     Long-lived assets held for use are reviewed for impairment when events or circumstances indicate that its carrying value may not be recoverable. Impairment exists if the carrying amount of the long-lived asset is not recoverable from the undiscounted cash flows expected from its use and eventual disposition. The amount of the impairment loss is determined by comparing the carrying value of the long-lived asset to its fair value. In the absence of quoted market prices, fair value is generally based on the present value of future cash flows expected from the use and eventual disposition of the long-lived asset. Assets held for disposal are recorded at the lower of carrying value or estimated fair value less costs to sell.

  INCOME TAXES

     Deferred income taxes are provided for temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes computed using current tax rates.

  STOCK-BASED COMPENSATION

     The company uses the intrinsic value method in accounting for its stock-based employee compensation plans.

     Beginning first quarter 2003, the company will voluntarily adopt the prospective transition method of accounting for stock-based compensation contained in SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123. Under the prospective transition method, the company will apply the fair value recognition provisions to all stock-based compensation awards granted in 2003 and thereafter. The principal effects of adopting this statement are that the fair value of stock options granted will be charged to expense over the option vesting period. If options are granted in 2003 at a similar level with 2002, the expected effect on earnings or financial position of the adoption of this method will not be material.

  OTHER NEW ACCOUNTING PRONOUNCEMENTS

     Beginning second quarter 2002, the company adopted SFAS No. 145, Rescission of Financial Accounting Standards Board Statements No. 4, 44, and 64, Amendment of Financial Accounting Standards No. 13 and Technical Corrections. The principal effect of adopting this statement was that the charge-off of the $11 million of unamortized debt financing fees commensurate with the early repayment of the bridge financing facility and other borrowings was not classified as an extraordinary item in the determination of income from continuing operations.

     Beginning third quarter, 2002, the company adopted SFAS No. 147, Acquisitions of Certain Financial Institutions -- an amendment of Financial Accounting Standards No. 72 and 144 and Financial Accounting Standards Board Interpretations No. 9. The effect on earnings or financial position of adopting this statement was not material.

     PENDING ACCOUNTING PRONOUNCEMENTS

     Beginning first quarter 2003, the company will be required to adopt SFAS No. 143, Accounting for Asset Retirement Obligations. The company has not yet determined the effects on earnings or financial position of adopting this statement but it expects that the effects will not be material.

                      TEMPLE-INLAND INC. AND SUBSIDIARIES

     Beginning first quarter 2003, the company will be required to adopt SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The company expects that the effect of adopting this statement will not be material.

NOTE 2 -- CAPITAL STOCK

     The company has a Shareholder Rights Plan in which one-half of a preferred stock purchase right (Right) was declared as a dividend for each common share outstanding. Each Right entitles shareholders to purchase, under certain conditions, one one-hundredth of a share of newly issued Series A Junior Participating Preferred Stock at an exercise price of $200. Rights will be exercisable only if a person or group acquires beneficial ownership of 20 percent or more of the company's common shares or commences a tender or exchange offer, upon consummation of which such person or group would beneficially own 25 percent or more of the company's common shares. The company will generally be entitled to redeem the Rights at $0.01 per Right at any time until the 10th business day following public announcement that a 20 percent position has been acquired. The Rights will expire on February 20, 2009.

     In connection with the issuance of the Upper DECS(SM) units the company issued contracts to purchase common stock. The purchase contracts represent an obligation to purchase by May 2005 shares of common stock based on an aggregate purchase price of $345 million. The actual number of shares that will be issued on the stock purchase date will be determined by a settlement rate that is based on the average market price of the company's common stock for 20 days preceding the stock purchase date. The average price per share will not be less than $52, in which case 6.635 million shares would be issued, and will not be higher than $63.44, in which case 5.438 million shares would be issued. If a holder elects to purchase shares prior to May 2005, the number of shares that would be issued will be based on a fixed price of $63.44 per share (the settlement rate resulting in the fewest number of shares issued to the holder) regardless of the actual market price of the shares at that time. Accordingly, if the purchase contracts had been settled at year-end 2002, the settlement rate would have resulted in the issuance of 5.438 million shares of common stock and the receipt of $345 million cash. The purchase contracts are considered to be equity instruments as they can only be settled with shares of common stock and therefore were included as a component of shareholders' equity based on their fair value. Subsequent changes in fair value are not recognized. At the date of issuance the purchase contracts had no value. The purchase contracts also provide for contract adjustment payments at an annual rate of 1.08 percent. The $10 million present value of the contract adjustment payments was recorded as a liability with a corresponding offset to shareholders' equity at the time the Upper DECS(sm) were issued. The accretion of this contract adjustment liability is recorded as a component of interest expense. Accretion charged to interest expense for the year 2002 was $0.4 million.

     See Note 6 for information about additional shares of common stock that could be issued under terms of the company's stock-based compensation programs.

                      TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTE 3 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts and the estimated fair values of financial instruments were as follows:

                                                                 AT YEAR-END
                                                    -------------------------------------
                                                          2002                2001
                                                    -----------------   -----------------
                                                    CARRYING    FAIR    CARRYING    FAIR
                                                     AMOUNT    VALUE     AMOUNT    VALUE
                                                    --------   ------   --------   ------
                                                                (IN MILLIONS)
FINANCIAL ASSETS
Loans receivable..................................   $9,668    $9,732    $9,847    $9,883
Securities held-to-maturity.......................    3,915     3,976       775       767
Mortgage servicing rights.........................      105       113       156       173
FINANCIAL LIABILITIES
Deposits..........................................   $9,203    $9,290    $9,030    $9,091
FHLB advances.....................................    3,386     3,486     3,435     3,426
Fixed-rate long-term debt.........................    1,625     1,712       811       815
OTHER OFF-BALANCE SHEET INSTRUMENTS
Commitments to extend credit......................   $   --    $    4    $   --    $    2

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

     At year-end 2002, the company has guaranteed certain joint venture obligations principally related to fixed-rate debt instruments totaling $124 million and sold with recourse promissory notes totaling $8 million. It is not practicable to estimate the fair value of these guarantees or contingencies.

NOTE 4 -- TAXES ON INCOME

     Taxes on income from continuing operations consisted of the following:

                                                                 FOR THE YEAR
                                                              ------------------
                                                              2002   2001   2000
                                                              ----   ----   ----
                                                                (IN MILLIONS)
Current tax provision:
  U.S. Federal..............................................  $ 1    $27    $ 44
  State and other...........................................    8      9      14
                                                              ---    ---    ----
                                                                9     36      58
                                                              ---    ---    ----
Deferred tax provision:
  U.S. Federal..............................................   32     28      66
  State and other...........................................    1      2       1
                                                              ---    ---    ----
                                                               33     30      67
                                                              ---    ---    ----
Provision for income taxes..................................  $42    $66    $125
                                                              ===    ===    ====

                      TEMPLE-INLAND INC. AND SUBSIDIARIES

     Earnings from operations consisted of the following:

                                                                 FOR THE YEAR
                                                              ------------------
                                                              2002   2001   2000
                                                              ----   ----   ----
                                                                (IN MILLIONS)
Earnings:
  U.S. .....................................................  $101   $173   $319
  Non-U.S. .................................................     6      4      1
                                                              ----   ----   ----
                                                              $107   $177   $320
                                                              ====   ====   ====

     The difference between the consolidated effective income tax rate and the federal statutory income tax rate includes the following:

                                                                 FOR THE YEAR
                                                              ------------------
                                                              2002   2001   2000
                                                              ----   ----   ----
Taxes on income at statutory rate...........................   35%    35%    35%
State, net of federal benefit...............................    5      3      3
Foreign operations..........................................   (2)    --     --
Sale of foreign subsidiary..................................   --     (3)    --
Goodwill....................................................   --      1      1
Other.......................................................    1      1     --
                                                               --     --     --
                                                               39%    37%    39%
                                                               ==     ==     ==

                      TEMPLE-INLAND INC. AND SUBSIDIARIES

     Significant components of the company's consolidated deferred tax assets and liabilities are as follows:

                                                               AT YEAR-END
                                                              -------------
                                                              2002    2001
                                                              -----   -----
                                                              (IN MILLIONS)
DEFERRED TAX LIABILITIES:
  Depreciation..............................................  $302    $274
  Timber and timberlands....................................    36      36
  Pensions..................................................    --      41
  Mortgage servicing rights.................................    17      25
  Asset leasing.............................................    33      29
  Other.....................................................    32      32
                                                              ----    ----
     Total deferred tax liabilities.........................   420     437
                                                              ----    ----
DEFERRED TAX ASSETS:
  Alternative minimum tax credits...........................   105     111
  Net operating loss carryforwards..........................    16      18
  Pensions..................................................    43      --
  Post retirement benefits..................................    56      56
  Allowance for loan losses and bad debts...................    51      49
  Other.....................................................    70      57
                                                              ----    ----
     Total deferred tax assets..............................   341     291
VALUATION ALLOWANCE.........................................  (157)   (158)
                                                              ----    ----
Net deferred tax liability..................................  $236    $304
                                                              ====    ====

     The valuation allowance represents accruals for deductions and credits that are uncertain and, accordingly, have not been recognized for financial reporting purposes.

     The primary reason for the decrease in the net deferred tax liability was due to changes in other comprehensive income attributed to the increase in the minimum pension liability.

     Cash income tax payments, net of refunds received, were $19 million, $29 million, and $88 million during 2002, 2001 and 2000, respectively.

     The company has foreign net operating loss carryforwards of $46 million that will expire from 2005 through 2011. Alternative minimum tax credits may be carried forward indefinitely. In accordance with generally accepted accounting principles, the company has not provided deferred taxes on approximately $31 million of pre-1988 tax bad debt reserves.

     The exercise of employee stock options generated a tax benefit of less than $1 million in each of the years 2002, 2001 and 2000. This tax benefit was credited to additional paid-in capital and reduced current taxes payable.

     The IRS is currently examining the company's consolidated tax returns for the years 1993 through 1996. The resolution of these examinations is not expected to have a material adverse effect on the company's financial condition or results of operations.

                      TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTE 5 -- EMPLOYEE BENEFIT PLANS

     The company has defined contribution or defined benefit plans covering substantially all employees. The company also provides, as a postretirement benefit, medical and insurance coverage to eligible hourly and salaried employees who begin drawing retirement benefits immediately after termination of employment with the company. Amounts charged to expense for these plans were:

                                                                 FOR THE YEAR
                                                              ------------------
                                                              2002   2001   2000
                                                              ----   ----   ----
                                                                (IN MILLIONS)
Defined contribution........................................  $19    $ 22   $19
Defined benefit (credit)....................................    9     (18)   (9)
Postretirement..............................................   15      13    10
                                                              ---    ----   ---
Total.......................................................  $43    $ 17   $20
                                                              ===    ====   ===

     The company's defined benefit plans covering salaried and nonunion hourly employees provide benefits based on compensation and years of service, while union hourly plans are based on negotiated benefits and years of service. The company's policy is to fund amounts on an actuarial basis in order to accumulate assets sufficient to meet the benefits to be paid in accordance with the requirements of ERISA. Contributions to the plans are made to trusts for the benefit of plan participants. The annual measurement date of the benefit obligations, fair value of plan assets and the funded status of defined benefit and postretirement plans is September 30.

                      TEMPLE-INLAND INC. AND SUBSIDIARIES

     The changes in benefit obligation, plan assets and the funded status of defined benefit plan and the postretirement plans follows:

                                                                   AT YEAR-END
                                                       -----------------------------------
                                                                           POSTRETIREMENT
                                                       PENSION BENEFITS       BENEFITS
                                                       -----------------   ---------------
                                                        2002      2001      2002     2001
                                                       -------   -------   ------   ------
                                                                  (IN MILLIONS)
Projected benefit obligation at beginning of year....   $ 644     $ 614    $ 155    $ 141
Changes due to acquisition...........................     205        --        4       --
Service cost.........................................      21        16        4        4
Interest cost........................................      59        45       11       10
Plan amendments......................................      12         8      (22)      --
Actuarial loss.......................................     109        --       16       13
Benefits paid by the plan............................     (49)      (39)      --       --
Benefits paid by the company.........................      --        --      (16)     (14)
Retiree contributions................................      --        --        2        1
Termination benefits.................................      (2)       --       --       --
                                                        -----     -----    -----    -----
Projected benefit obligation at end of the year......     999       644      154      155
                                                        -----     -----    -----    -----
Fair value of plan assets at beginning of year.......     682       838       --       --
Fair value of acquired plan assets...................     203        --       --       --
Actual return........................................     (68)     (125)      --       --
Benefits paid........................................     (49)      (39)      --       --
Plan amendments......................................      --         7       --       --
Contributions by the company.........................       3         1       --       --
                                                        -----     -----    -----    -----
Fair value of plan assets at end of year(a)..........     771       682       --       --
                                                        -----     -----    -----    -----
Funded status........................................    (228)       38     (154)    (155)
Unrecognized net loss................................     292        45       13       20
Prior service costs not yet recognized...............      24        13       (6)      (7)
Special termination benefits.........................      --        (1)      --       --
Intangible asset.....................................     (21)       (3)      --       --
Accumulated other comprehensive income...............    (209)       (8)      --       --
                                                        -----     -----    -----    -----
Pension asset (liability) included on balance
  sheet..............................................   $(142)    $  84    $(147)   $(142)
                                                        =====     =====    =====    =====

---------------

(a) At year-end 2002 and 2001, the pension plan assets included company stock with market values of $17 million (2 percent of plan assets) and $18 million (3 percent of plan assets), respectively.

     For plans that are under funded at year-end 2002 and 2001, the projected benefit obligation was $917 million and $477 million, respectively, and the fair value of plan assets was $632 million and $412 million, respectively. For plans with accumulated benefit obligations in excess of plan assets at year-end 2002 and 2001, the accumulated benefit obligation was $862 million and $75 million, respectively, and the fair value of plan assets was $632 million and $51 million, respectively.

                      TEMPLE-INLAND INC. AND SUBSIDIARIES

     Net periodic cost (credit)for defined benefit and postretirement plans include the following:

                                                                  FOR THE YEAR
                                                  ---------------------------------------------
                                                   PENSION BENEFITS    POSTRETIREMENT BENEFITS
                                                  ------------------   ------------------------
                                                  2002   2001   2000    2002     2001     2000
                                                  ----   ----   ----   ------   ------   ------
                                                                  (IN MILLIONS)
COSTS (CREDITS)
Service cost -- benefits earned during the
  period........................................  $21    $ 16   $15      $ 4      $ 4      $ 3
Interest cost on projected benefit obligation...   59      45    42       11       10        8
Expected return on plan assets..................  (74)    (74)  (62)      --       --       --
Net amortization and deferral...................    3      (5)   (4)      --       (1)      (1)
                                                  ---    ----   ---      ---      ---      ---
Net periodic benefit cost (credit)..............  $ 9    $(18)  $(9)     $15      $13      $10
                                                  ===    ====   ===      ===      ===      ===

     Significant assumptions used for the defined benefit and postretirement plans follow:

                                                                FOR THE YEAR
                                                ---------------------------------------------
                                                 PENSION BENEFITS    POSTRETIREMENT BENEFITS
                                                ------------------   ------------------------
                                                2002   2001   2000    2002     2001     2000
                                                ----   ----   ----   ------   ------   ------
Discount rate at annual valuation date........  6.75%  7.50%  7.50%   6.75%    7.50%    7.50%
Expected long-term rate of return on plan
  assets......................................  9.00%  9.00%  9.00%     --       --       --
Rate of future compensation increase..........  4.75%  4.75%  4.75%     --       --       --

     For the year 2003, the company expects to incur net periodic non-cash pension expense in the range of $43 million. The increase in pension expense is primarily due to the current year decrease in the discount rate to 6.75 percent, a year 2003 decrease in the assumed expected rate of return of plan assets to
8.5 percent and a year 2003 increase in the recognition of the accumulated decline in the fair value of plan assets.

     For estimating postretirement benefits, a 10 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 2003. The rate was assumed to decrease gradually to 4.5 percent by 2008 and remain at that level thereafter.

     Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement benefits. A one-percentage point change in assumed health care cost trend rates would have the following effects:

                                                             1 PERCENTAGE     1 PERCENTAGE
                                                            POINT INCREASE   POINT DECREASE
                                                            --------------   --------------
                                                                     (IN MILLIONS)
Effect on total of service and interest cost components in
  2002....................................................       $ 1              $ (1)
Effect on postretirement benefit obligation at year-end
  2002....................................................       $12              $(10)

NOTE 6 -- STOCK-BASED COMPENSATION

     The company has established stock-based compensation plans for key employees and directors. These plans permit stock-based compensation awards in the form of restricted or phantom shares of common stock and nonqualified and/or incentive options to purchase shares of common stock.

     Under the restricted stock and phantom stock plans, at year-end 2002, awards of 251,170 shares of common stock were outstanding and another 412,531 shares were available for future awards. Restricted shares generally vest over a four- to six-year period while phantom shares generally vest after three years of employment. The fair value of the shares awarded, generally the market value of the underlying stock on the date of grant, is charged to expense over the vesting period. This stock-based compensation expense was $1 million, $1 million and $2 million for the years 2002, 2001 and 2000, respectively.

                      TEMPLE-INLAND INC. AND SUBSIDIARIES

     Options granted after 1995 generally have a ten-year term and become exercisable in steps from one to five years. Options are granted with an exercise price equal to the market value at the date of grant. The company accounts for stock options under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. The company has adopted the disclosure only provisions of SFAS No. 123, Accounting for Stock Based Compensation. As a result, no stock-based compensation expense is recognized for stock options, as there is no intrinsic value at the date of grant.

     A summary of stock option activity follows:

                                                         FOR THE YEAR
                                 ------------------------------------------------------------
                                        2002                 2001                 2000
                                 ------------------   ------------------   ------------------
                                           WEIGHTED             WEIGHTED             WEIGHTED
                                           AVERAGE              AVERAGE              AVERAGE
                                           EXERCISE             EXERCISE             EXERCISE
                                 OPTIONS    PRICE     OPTIONS    PRICE     OPTIONS    PRICE
                                 -------   --------   -------   --------   -------   --------
                                                    (SHARES IN THOUSANDS)
Outstanding beginning of
  year.........................   3,584     $   53     2,756     $   53     1,974     $   53
  Granted......................   1,009         55     1,088         51       971         55
  Exercised....................     (76)        50      (141)        48       (88)        48
  Forfeited....................    (182)        54      (119)        53      (101)        54
                                  -----     ------     -----     ------     -----     ------
Outstanding end of year........   4,335     $   54     3,584     $   53     2,756     $   54
                                  =====     ======     =====     ======     =====     ======
Options exercisable............   1,567     $   52     1,078     $   51       896     $   50
                                  =====     ======     =====     ======     =====     ======
Weighted average fair value of
  options granted during the
  year.........................             $16.31               $16.05               $16.63
                                            ======               ======               ======

     Exercise prices for options outstanding at year-end 2002 range from $27 to $75. The weighted average remaining contractual life of these options is eight years. An additional 739,152, 1,664,552, and 755,956 shares of common stock were available for grants at year-end 2002, 2001 and 2000, respectively.

     The fair value of the options granted in 2002, 2001 and 2000 was estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

                                                                 FOR THE YEAR
                                                       ---------------------------------
                                                         2002        2001        2000
                                                       ---------   ---------   ---------
Expected dividend yield..............................        2.5%        2.4%        2.7%
Expected stock price volatility......................       29.3%       29.3%       29.7%
Risk-free interest rate..............................        3.8%        5.1%        5.1%
Expected life of options.............................  8.0 years   8.0 years   8.0 years

                      TEMPLE-INLAND INC. AND SUBSIDIARIES

     Pro forma net income and diluted earnings per share, assuming that the company had accounted for its employee stock options using the fair value method based upon the Black-Scholes option-pricing model described above and amortized the fair value to expense over the option vesting period follows:

                                                                  FOR THE YEAR
                                                              ---------------------
                                                              2002    2001    2000
                                                              -----   -----   -----
                                                               (IN MILLIONS EXCEPT
                                                               PER SHARE AMOUNTS)
Income from continuing operations, as reported..............  $  65   $ 111   $ 195
Stock-based compensation expense determined under the fair
  value method, net of tax..................................     (8)     (7)     (5)
                                                              -----   -----   -----
Pro forma income from continuing operations.................  $  57   $ 104   $ 190
                                                              =====   =====   =====
Diluted income from continuing operations per share
  As reported...............................................  $1.25   $2.26   $3.83
  Pro forma.................................................  $1.08   $2.12   $3.71

     The pro forma disclosures may not be indicative of future amounts due to changes in assumptions caused by changing circumstances and because the options vest over several years with additional future option grants expected.

NOTE 7 -- EARNINGS PER SHARE

     Numerators and denominators used in computing earnings per share are as follows:

                                                                 FOR THE YEAR
                                                              -------------------
                                                              2002    2001   2000
                                                              -----   ----   ----
                                                                 (IN MILLIONS)
Numerators for basic and diluted earnings per share:
  Income from continuing operations.........................  $  65   $111   $195
  Discontinued operation....................................     (1)    --     --
  Effect of accounting change...............................    (11)    (2)    --
                                                              -----   ----   ----
     Net income.............................................  $  53   $109   $195
                                                              =====   ====   ====
Denominator for earnings per share:
  Weighted average shares outstanding -- basic..............   52.4   49.3   50.9
  Dilutive effect of equity purchase contracts (Note 2).....     --     --     --
  Dilutive effect of stock options (Note 6).................     --     --     --
                                                              -----   ----   ----
  Weighted average shares outstanding -- diluted............   52.4   49.3   50.9
                                                              =====   ====   ====

                      TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTE 8 -- ACCUMULATED OTHER COMPREHENSIVE INCOME

     The components of and changes in other comprehensive income are as follows:

                                                               UNREALIZED
                                                             GAINS (LOSSES)
                                  CURRENCY                   ON AVAILABLE-     MINIMUM
                                 TRANSLATION   DERIVATIVE       FOR-SALE       PENSION
                                 ADJUSTMENTS   INSTRUMENTS     SECURITIES     LIABILITY   TOTAL
                                 -----------   -----------   --------------   ---------   -----
                                                         (IN MILLIONS)
Balance at year-end 2000.......     $(14)          $--            $ 10          $  (4)    $  (8)
  Effect of adopting FAS No
     133:
     Unrealized losses on
       held-to-maturity
       securities re-designated
       as available-for-sale
       securities..............       --            --             (24)            --       (24)
     Unrealized losses on
       derivative instruments
       classified as cash flow
       hedges..................       --            (7)             --             --        (7)
     Deferred taxes on above...       --             3               8             --        11
  Changes during the year......        1             7              34             (2)       40
  Deferred taxes on changes....       --            (3)            (11)             1       (13)
                                    ----           ---            ----          -----     -----
       Net change for the
          year.................        1            --               7             (1)        7
                                    ====           ===            ====          =====     =====
Balance at year-end 2001.......     $(13)          $--            $ 17          $  (5)    $  (1)
                                    ====           ===            ====          =====     =====
  Changes during the year......       (8)           (6)             (1)          (201)     (216)
  Deferred taxes on changes....       --             3              --             78        81
                                    ----           ---            ----          -----     -----
       Net change for the
          year.................       (8)           (3)             (1)          (123)     (135)
                                    ----           ---            ----          -----     -----
Balance at year-end 2002.......     $(21)          $(3)           $ 16          $(128)    $(136)
                                    ====           ===            ====          =====     =====

NOTE 9 -- CONTINGENCIES

     There are pending against the company and its subsidiaries lawsuits, claims and environmental matters arising in the regular course of business. The outcome of individual matters cannot be predicted with certainty. In the opinion of management, recoveries and claims, if any, by plaintiffs or claimants resulting from the foregoing litigation will not have a material adverse effect on the operations or financial position of the company.

NOTE 10 -- SEGMENT INFORMATION

     The company has three reportable segments: corrugated packaging, building products and financial services. The Corrugated Packaging Group manufactures containerboard and corrugated packaging. The Building Products Group manufactures a variety of building materials and manages the company's timber resources. The Financial Services Group operates a savings bank and engages in mortgage banking, real estate and insurance brokerage activities.

     These segments are managed as separate business units. The company evaluates performance based on operating income before other income/expense, corporate expenses and income taxes. Parent Company interest expense is not allocated to the business segments. The accounting policies of the segments are the

                      TEMPLE-INLAND INC. AND SUBSIDIARIES
same as those described in the accounting policy notes to the financial statements. Corporate and other includes corporate expenses, other income (expense) and discontinued operations.

                                                                                  CORPORATE,
                                             CORRUGATED   BUILDING   FINANCIAL    OTHER AND
                                             PACKAGING    PRODUCTS   SERVICES    ELIMINATIONS    TOTAL
                                             ----------   --------   ---------   ------------   -------
                                                                   (IN MILLIONS)
FOR THE YEAR OR AT YEAR-END 2002:
Revenues from external customers...........    $2,587        787       1,144            --      $ 4,518
Depreciation, depletion and amortization...    $  155         63          36             6      $   260
Operating income...........................    $   78         49         171           (47)(a)  $   251
Financial Services net interest income.....    $   --         --         374            --      $   374
Total assets...............................    $2,526      1,132      18,016            86      $21,760
Investment in equity method investees and
  joint ventures...........................    $    3         32          29            --      $    64
Capital expenditures.......................    $   70         36          13             6      $   125
Goodwill...................................    $  249         --         148            --      $   397
                                             ----------------------------------------------------------
FOR THE YEAR OR AT YEAR-END 2001:
Revenues from external customers...........    $2,082        726       1,297            --      $ 4,105
Depreciation, depletion and
  amortization(b)..........................    $  120         63          40             5      $   228
Operating income(b)........................    $  107         13         184           (29)(c)  $   275
Financial Services net interest income.....    $   --         --         395            --      $   395
Total assets...............................    $1,717      1,196      15,738            36      $18,687
Investment in equity method investees and
  joint ventures...........................    $    3         34          22            --      $    59
Capital expenditures.......................    $  109         71          26             4      $   210
Goodwill...................................    $   62         --         128            --      $   190
                                             ----------------------------------------------------------
FOR THE YEAR OR AT YEAR-END 2000:
Revenues from external customers...........    $2,092        836       1,308            --      $ 4,236
Depreciation, depletion and amortization...    $  131         63          30             7      $   231
Operating income...........................    $  207         77         189           (48)(d)  $   425
Financial Services net interest income.....    $   --         --         355            --      $   355
Total assets...............................    $1,589      1,263      15,324            30      $18,206
Investment in equity method investees and
  joint ventures...........................    $    4         33          27            --      $    64
Capital expenditures.......................    $  115         87          34            21      $   257
Goodwill...................................    $   22         --         120            --      $   142
                                             ----------------------------------------------------------

---------------

(a) Includes other expenses of $13 million of which $7 million is related to the severance and write-off of technology investments, which applies to the financial services segment, and $6 million is related to the repurchase of notes sold with recourse, which applies to the corrugated packaging segment.

(b) Operating income includes $27 million reduction in depreciation expense resulting from a change in the estimated useful lives of certain production equipment, of which $20 million applies to the corrugated packaging segment and $7 million applies to the building products segment.

(c) Includes other expense of $19 million, of which $15 million applies to the corrugated packaging segment and $4 million to corporate, and other income of $20 million, which applies to the building products segment.

(d) Includes other expense of $15 million, which applies to the building products segment.

                      TEMPLE-INLAND INC. AND SUBSIDIARIES

     The following table includes revenues and property and equipment based on the location of the operation:

                                                                   FOR THE YEAR
                                                             ------------------------
GEOGRAPHIC INFORMATION                                        2002     2001     2000
----------------------                                       ------   ------   ------
                                                                  (IN MILLIONS)
FOR THE YEAR
Revenues from external customers
  United States............................................  $4,345   $3,942   $4,072
  Mexico...................................................     136      114      106
  Canada...................................................      37       34       33
  South America............................................      --       15       25
                                                             ------   ------   ------
  Total....................................................  $4,518   $4,105   $4,236
                                                             ======   ======   ======
AT YEAR-END
Property and Equipment
  United States............................................  $2,600   $2,142   $2,134
  Mexico...................................................      46       46       34
  Canada...................................................      60       63       63
  South America............................................      --       --       18
                                                             ------   ------   ------
  Total....................................................  $2,706   $2,251   $2,249
                                                             ======   ======   ======

                      TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTE 11 -- SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     Selected quarterly financial results for the years 2002 and 2001 are summarized below.

                                                  FIRST      SECOND       THIRD    FOURTH
                                                 QUARTER     QUARTER     QUARTER   QUARTER
                                                 -------     -------     -------   -------
                                                  (IN MILLIONS EXCEPT PER SHARE AMOUNTS)
2002
Total revenues.................................  $1,020      $1,190      $1,157    $1,151
Manufacturing net revenues.....................     747         921         874       832
Manufacturing gross profit.....................      90         126          92        80
Financial Services operating income before
  taxes........................................      27(a)       37          44        56

Income from continuing operations..............  $   15(a)   $   16(b)   $   15    $   19
Discontinued operations........................      --          (1)         --        --
Effect of accounting change....................     (11)         --          --        --
                                                 ------      ------      ------    ------
Net income.....................................  $    4      $   15      $   15    $   19
                                                 ======      ======      ======    ======
Earnings per Share:
  Basic:
     Income from continuing operations.........  $ 0.30      $ 0.31      $ 0.28    $ 0.36
     Discontinued operations...................      --       (0.02)         --        --
     Effect of accounting change...............   (0.22)         --          --        --
                                                 ------      ------      ------    ------
     Net income................................  $ 0.08      $ 0.29      $ 0.28    $ 0.36
                                                 ======      ======      ======    ======
  Diluted:
     Income from continuing operations.........  $ 0.30      $ 0.31      $ 0.28    $ 0.36
     Discontinued operations...................      --       (0.02)         --        --
     Effect of accounting change...............   (0.22)         --          --        --
                                                 ------      ------      ------    ------
     Net income................................  $ 0.08      $ 0.29      $ 0.28    $ 0.36
                                                 ======      ======      ======    ======

---------------

(a) Includes a $7 million charge related to severance and write off of technology investments.

(b) Includes an $11 million charge related to the charge off of unamortized debt financing fees and a $6 million charge related to promissory notes previously sold with recourse.

                      TEMPLE-INLAND INC. AND SUBSIDIARIES

                                                              FIRST      SECOND     THIRD      FOURTH
                                                             QUARTER    QUARTER    QUARTER    QUARTER
                                                             --------   --------   --------   --------
                                                              (IN MILLIONS EXCEPT PER SHARE AMOUNTS)
2001()(a)
Total revenues.............................................   $1,036     $1,046     $1,045     $ 978
Manufacturing net revenues.................................      681        719        736       672
Manufacturing gross profit.................................       69         96        108        78
Financial Services operating income before taxes...........       45         46         43        50

Income before accounting change............................   $   12     $   29     $   44(b)  $  26
Effect of accounting change................................       (2)        --         --        --
                                                              ------     ------     ------     -----
Net income.................................................   $   10     $   29     $   44     $  26
                                                              ======     ======     ======     =====
Earnings per Share:
  Basic:
     Income before accounting change.......................   $ 0.24     $ 0.58     $ 0.90     $0.54
     Effect of accounting change...........................    (0.04)        --         --        --
                                                              ------     ------     ------     -----
     Net income............................................   $ 0.20     $ 0.58     $ 0.90     $0.54
                                                              ======     ======     ======     =====
  Diluted:
     Income before accounting change.......................   $ 0.24     $ 0.58     $ 0.90     $0.54
     Effect of accounting change...........................    (0.04)        --         --        --
                                                              ------     ------     ------     -----
     Net income............................................   $ 0.20     $ 0.58     $ 0.90     $0.54
                                                              ======     ======     ======     =====

---------------

(a) The effect of not amortizing goodwill and trademarks during each quarter of 2001 would have been approximately $2 million or $0.04 per diluted share.

(b) Includes a $20 million pre-tax gain from sale of non-strategic timberlands; a $3 million pre-tax loss related to the disposal of two specialty packaging operations; a $4 million impairment pre-tax charge related to an interest in a glass bottling venture in Puerto Rico; a $4 million pre-tax loss related to the sale of a box plant in Chile; and a $4 million pre-tax charge related to the fair value adjustment of an interest rate swap agreement. In connection with the sale of the box plant in Chile, a one-time tax benefit of $8 million was recognized.

NOTE 12 -- OTHER INFORMATION

     The allowance for doubtful accounts was $13 million, $11 million and $10 million at year-end 2002, 2001 and 2000, respectively. The provision for bad debts was $5 million, $8 million, and $6 million in 2002, 2001 and 2000, respectively. Bad debt charge-offs, net of recoveries were $4 million, $7 million and $5 million in 2002, 2001 and 2000, respectively. The allowance for doubtful accounts associated with acquisitions during the year 2002 was $1 million.

     The unrealized gain on available-for-sale mortgage-backed securities was $24 million, $26 million and $17 million at year-end 2002, 2001 and 2000, respectively. The unrealized gain decreased by $2 million for the year 2002 and increased by $9 million and $36 million for the years 2001 and 2000, respectively.

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

                                          KENNETH M. JASTROW, II
                                          Chairman of the Board and
                                          Chief Executive Officer

                                          LOUIS R. BRILL
                                          Chief Accounting Officer

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Temple-Inland Inc.:

     We have audited the accompanying consolidated balance sheets of Temple-Inland Inc. as of December 28, 2002 and December 29, 2001, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 28, 2002. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Temple-Inland Inc. and subsidiaries at December 28, 2002 and December 29, 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 28, 2002, in conformity with accounting principles generally accepted in the United States.

     As discussed in Note 1 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets.

Ernst & Young LLP
Austin, Texas
January 31, 2003

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

ITEM 14.  CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures.

     The Company's chief executive officer and its chief financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) as of a date within 90 days prior to the filing of this Annual Report on Form 10-K, have concluded that the Company's disclosure controls and procedures are adequate and effective for the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms.

     (b) Changes in internal controls.

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation described above.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

     3. Exhibits

EXHIBIT
NUMBER                                    EXHIBIT
-------                                   -------
 3.01     --    Certificate of Incorporation of the Company(1), as amended effective May 4, 1987(2), as amended effective May 4,
                1990(3)
 3.02     --    By-laws of the Company as amended and restated May 2,
                2002(13)
 4.01     --    Form of Specimen Common Stock Certificate of the Company(4)
 4.02     --    Indenture dated as of September 1, 1986, between the
                Registrant and Chemical Bank, as Trustee(5), as amended by
                First Supplemental Indenture dated as of April 15, 1988, as amended by Second Supplemental Indenture dated as of
                December 27, 1990(8), and as amended by Third Supplemental
                Indenture dated as of May 9, 1991(9)
 4.03     --    Form of Fixed-rate Medium Term Note, Series D, of the
                Company(10)
 4.04     --    Form of Floating-rate Medium Term Note, Series D, of the
                Company(10)
 4.05     --    Certificate of Designation, Preferences and Rights of Series
                A Junior Participating Preferred Stock, dated February 16,
                1989(6)
 4.06     --    Rights Agreement, dated February 20, 1999, between the
                Company and First Chicago Trust Company of New York, as
                Rights Agent(7)
 4.07     --    Form of 7.25% Note due September 15, 2004, of the
                Company(11)
 4.08     --    Form of 8.25% Debenture due September 15, 2022, of the
                Company(11)
 4.09     --    Form of Fixed-rate Medium Term Note, Series F, of the
                Company (15)
 4.10     --    Form of Floating-rate Medium Term Note, Series F, of the
                Company (15)
 4.11     --    Form of 7.50% Upper DECS(SM) of the Company(21)
 4.12     --    Form of 7.875% Senior Notes due 2012 of the Company(22)
10.01*    --    Temple-Inland Inc. 1993 Stock Option Plan(12)
10.02*    --    Temple-Inland Inc. 1997 Stock Option Plan(14), as amended
                May 7, 1999(16)
10.03*    --    Temple-Inland Inc. 1997 Restricted Stock Plan(14)
10.04*    --    Employment Agreement dated July 1, 2000, between Inland
                Paperboard and Packaging, Inc. and Dale E. Stahl(18)
10.05*    --    Change in Control Agreement dated October 2, 2000, between the Company and Kenneth M. Jastrow, II(18)
10.06*    --    Change in Control Agreement dated October 2, 2000, between the Company and Harold C. Maxwell(18)
10.07*    --    Change in Control Agreement dated October 2, 2000, between the Company and Bart J. Doney(18)
10.08*    --    Change in Control Agreement dated October 2, 2000, between the Company and Kenneth R. Dubuque(18)
10.09*    --    Change in Control Agreement dated October 2, 2000, between the Company and James C. Foxworthy(18)
10.10*    --    Change in Control Agreement dated October 2, 2000, between the Company and Dale E. Stahl(18)
10.11*    --    Change in Control Agreement dated October 2, 2000, between the Company and Jack C. Sweeny(18)
10.12*    --    Change in Control Agreement dated October 2, 2000, between the Company and M. Richard Warner(18)

EXHIBIT
NUMBER                                    EXHIBIT
-------                                   -------
10.13*    --    Change in Control Agreement dated October 2, 2000, between the Company and Randall D. Levy(18)
10.14*    --    Change in Control Agreement dated October 2, 2000, between the Company and Louis R. Brill(18)
10.15*    --    Change in Control Agreement dated October 2, 2000, between the Company and Scott Smith(18)
10.16*    --    Change in Control Agreement dated October 2, 2000, between the Company and Doyle R. Simons(18)
10.17*    --    Change in Control Agreement dated October 2, 2000, between the Company and David W. Turpin(18)
10.18*    --    Change in Control Agreement dated October 2, 2000, between the Company and Leslie K. O'Neal(18)
10.19*    --    Temple-Inland Inc. 2001 Stock Incentive Plan(17)
10.20*    --    Temple-Inland Inc. Stock Deferral and Payment Plan (as
                amended and restated effective February 2, 2001(17)
10.21*    --    Temple-Inland Inc. Directors' Fee Deferral Plan(17)
10.22*    --    Temple-Inland Inc. Supplemental Executive Retirement
                Plan(19)
10.23     --    Agreement and Plan of Merger, dated January 21, 2002, among the Company, Temple-Inland Acquisition Corporation, and
                Gaylord Container Corporation (20)
10.24*    --    Change in Control Agreement dated November 1, 2002, between the Company and J. Bradley Johnston(23)
21        --    Subsidiaries of the Company(23)
23        --    Consent of Ernst & Young LLP(23)
99.1      --    Certification of Chief Executive Officer pursuant to 18
                U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(23)
99.2      --    Certification of Chief Financial Officer pursuant to 18
                U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(23)

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

(13) Incorporated by reference to the Company's Form 10-Q for the quarter ended September 28, 2002.

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

(21) Incorporated by reference to exhibit 4.2 to the Company's Form 8-K filed with the Commission on May 3, 2002.

(22) Incorporated by reference to exhibit 4.1 to the Company's Form 8-K filed with the Commission on May 3, 2002.

(23) Filed herewith.

     (b) Reports on Form 8-K.

     The Company filed the following Current Reports on Form 8-K during the fourth quarter of the fiscal year ended December 28, 2002:

          1. Current Report dated October 15, 2002 furnishing materials under
     Item 9 of Form 8-K related to the Company's quarterly earnings call.

          2. Current Report dated October 31, 2002 furnishing information under
     Item 9 of Form 8-K related to unauthorized comments made to the media by a mill manager.

          3. Current Report dated November 21, 2002 furnishing a press release under Item 9 of Form 8-K related to the Company's plan to streamline its operations.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned thereunto authorized, on March 19, 2003.

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

                      SIGNATURE                                     CAPACITY                     DATE
                      ---------                                     --------                     ----

             /s/ KENNETH M. JASTROW, II                 Director, Chairman of the Board,    March 19, 2003
  -------------------------------------------------        and Chief Executive Officer
               Kenneth M. Jastrow, II


                 /s/ RANDALL D. LEVY                         Chief Financial Officer        March 19, 2003
  -------------------------------------------------
                   Randall D. Levy


                 /s/ LOUIS R. BRILL                         Vice President and Chief        March 19, 2003
  -------------------------------------------------            Accounting Officer
                   Louis R. Brill


                /s/ PAUL M. ANDERSON                                Director                March 19, 2003
  -------------------------------------------------
                  Paul M. Anderson


          /s/ AFSANEH MASHAYEKHI BESCHLOSS                          Director                March 19, 2003
  -------------------------------------------------
            Afsaneh Mashayekhi Beschloss


                  /s/ ROBERT CIZIK                                  Director                March 19, 2003
  -------------------------------------------------
                    Robert Cizik


                /s/ ANTHONY M. FRANK                                Director                March 19, 2003
  -------------------------------------------------
                  Anthony M. Frank


                /s/ JAMES T. HACKETT                                Director                March 19, 2003
  -------------------------------------------------
                  James T. Hackett


                 /s/ BOBBY R. INMAN                                 Director                March 19, 2003
  -------------------------------------------------
                   Bobby R. Inman


                /s/ JAMES A. JOHNSON                                Director                March 19, 2003
  -------------------------------------------------
                  James A. Johnson

                      SIGNATURE                                     CAPACITY                     DATE
                      ---------                                     --------                     ----

                  /s/ W. ALLEN REED                                 Director                March 19, 2003
  -------------------------------------------------
                    W. Allen Reed


               /s/ HERBERT A. SKLENAR                               Director                March 19, 2003
  -------------------------------------------------
                 Herbert A. Sklenar


                /s/ ARTHUR TEMPLE III                               Director                March 19, 2003
  -------------------------------------------------
                  Arthur Temple III


                 /s/ LARRY E. TEMPLE                                Director                March 19, 2003
  -------------------------------------------------
                   Larry E. Temple

                                 CERTIFICATIONS

I, Kenneth M. Jastrow, II, Chief Executive Officer of Temple-Inland Inc., certify that:

     1. I have reviewed this annual report on Form 10-K of Temple-Inland Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                              /s/ KENNETH M. JASTROW, II
                                          --------------------------------------
                                          Kenneth M. Jastrow, II
                                          Chief Executive Officer

Date: March 19, 2003

                                 CERTIFICATIONS

I, Randall D. Levy, Chief Financial Officer of Temple-Inland Inc., certify that:

     1. I have reviewed this annual report on Form 10-K of Temple-Inland Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                  /s/ RANDALL D. LEVY
                                          --------------------------------------
                                          Randall D. Levy
                                          Chief Financial Officer

Date: March 19, 2003

                               INDEX TO EXHIBITS

EXHIBIT                                                                        PAGE
NUMBER                                    EXHIBIT                             NUMBER
-------                                   -------                             ------
10.24*    --    Change in Control Agreement dated November 1, 2002, between the Company and J. Bradley Johnston(23)
21        --    Subsidiaries of the Company(23)
23        --    Consent of Ernst & Young LLP(23)
99.1      --    Certification of Chief Executive Officer pursuant to 18
                U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(23)
99.2      --    Certification of Chief Financial Officer pursuant to 18
                U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(23)

---------------

* Management contract or compensatory plan or arrangement.