Form 10-Q
period 2003-03-29
TEMPLE INLAND INC
filed 2003-05-13
CIK 731939

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                         FORM 10-Q
(Mark One)

[x]   Quarterly Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934 for the Quarterly Period
      Ended     March 29, 2003

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

       1300 South MoPac Expressway, Austin, Texas 78746
    (Address of principal executive offices, including Zip Code)

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

      Indicate  the number of shares outstanding of each  of  the issuer's  classes  of common stock, as of the latest  practicable date:
                              Number of common shares outstanding
          Class                       as of March 29, 2003
     Common Stock (par
     value $1.00 per share)               54,042,894

Page 1 of 47                     The Exhibit Index is page 45.

                 PART I.  FINANCIAL INFORMATION
                  ITEM 1.  FINANCIAL STATEMENTS

SUMMARIZED STATEMENTS OF INCOME
PARENT COMPANY (TEMPLE-INLAND INC.)
Unaudited

                                                        First Quarter
                                                      2003        2002
                                                     ------      ------
                                                       (in millions)

NET REVENUES                                        $    847  $     747

COSTS AND EXPENSES
  Cost of sales                                          796        657
  Selling and administrative                              75         68
  Other (income) expense                                   9         --
                                                      ------     ------
                                                         880        725
                                                      ------     ------
                                                         (33)        22
FINANCIAL SERVICES EARNINGS                               39         27
                                                      ------     ------
OPERATING INCOME                                           6         49
  Interest expense                                       (35)       (25)
                                                      ------     ------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES    (29)        24
  Income tax (expense) benefit                            12         (9)
                                                      ------     ------
INCOME (LOSS) FROM CONTINUING OPERATIONS                 (17)        15
  Discontinued operations                                 --         --
                                                      ------     ------
INCOME (LOSS) BEFORE ACCOUNTING CHANGE                   (17)        15
  Effect of accounting change                             (1)       (11)
                                                      ------     ------
NET INCOME (LOSS)                                   $    (18)  $      4
                                                      ======     ======






See the notes to consolidated financial statements.

SUMMARIZED BALANCE SHEETS
PARENT COMPANY (TEMPLE-INLAND INC.)
Unaudited

                                                       First
                                                      Quarter    Year-End
                                                       2003        2002
                                                      ------      ------
                                                        (in millions)
ASSETS
Current Assets
  Cash                                             $      9   $     17
  Receivables, net of allowances of $13 in 2003
    and $13 in 2002                                     382        352
  Inventories:
    Work in process and finished goods                   86         69
    Raw materials and supplies                          232        269
                                                     ------     ------
    Total inventories                                   318        338
                                                     ------     ------
  Prepaid expenses and other                             64         50
                                                     ------     ------
      Total current assets                              773        757
                                                     ------     ------
Investment in Financial Services                      1,171      1,178
Property and Equipment:
  Land and buildings                                    639        638
  Machinery and equipment                             3,430      3,412
  Construction in progress                               85         92
  Less allowances for depreciation                   (2,150)    (2,101)
                                                     ------     ------
                                                      2,004      2,041
  Timber and timberlands - less depletion               504        508
                                                     ------     ------
      Total property and equipment                    2,508      2,549
Goodwill                                                243        249
Assets of Discontinued Operations                        29         78
Other Assets                                            146        146
                                                     ------     ------
TOTAL ASSETS                                       $  4,870   $  4,957
                                                     ======     ======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                 $    195   $    188
  Employee compensation and benefits                     50         67
  Accrued interest                                       26         30
  Accrued property taxes                                 16         28
  Other accrued expenses                                127        133
  Liabilities of discontinued operations                 21         28
  Current portion of long-term debt                       7          8
                                                     ------     ------
     Total current liabilities                          442        482

Long-Term Debt                                        1,879      1,883
Deferred Income Taxes                                   220        245
Postretirement Benefits                                 148        147
Pension Liability                                       152        142
Other Long-Term Liabilities                             105        109
                                                     ------     ------
     Total Liabilities                                2,946      3,008
Shareholders' Equity                                  1,924      1,949
                                                     ------     ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $  4,870   $  4,957
                                                     ======     ======


See the notes to consolidated financial statements.

SUMMARIZED STATEMENTS OF CASH FLOW
PARENT COMPANY (TEMPLE-INLAND INC.)
Unaudited

                                                        First Quarter
                                                        2003     2002
                                                       ------   ------
                                                         (in millions)

CASH PROVIDED BY (USED FOR) OPERATIONS
  Net income (loss)                                   $   (18)  $    4
  Adjustments:
    Depreciation, depletion and amortization               58       49
    Depreciation of leased property                         1        1
    Non-cash stock based compensation                       9        2
    Non-cash pension and postretirement expense            14        6
    Cash contribution to pension and
      postretirement plans                                 (3)      (3)
    Impairment of long-lived assets                         4       --
    Deferred income taxes                                 (13)       6
    Unremitted earnings from Financial Services           (25)     (24)
    Dividends from Financial Services                      35       50
    Working capital changes, net                          (47)     (41)
    Net assets of discontinued operations                  (5)      (3)
    Cumulative effect of accounting change                  1       11
    Other                                                   9       (3)
                                                        -----    -----
                                                           20       55
                                                        -----    -----
CASH PROVIDED BY (USED FOR) INVESTING
  Capital expenditures                                    (29)     (26)
  Sales of non-strategic assets and operations             30       --
  Acquisition of Gaylord, net of cash acquired             --     (525)
  Other acquisitions and joint ventures                    (3)     (10)
                                                        -----    -----
                                                           (2)    (561)
                                                        -----    -----
CASH PROVIDED BY (USED FOR) FINANCING
  Bridge financing facility                                --      847
  Payment of assumed Gaylord bank debt                     --     (285)
  Other additions to debt                                   1       39
  Other payments of debt                                   (6)     (57)
  Cash dividends paid to shareholders                     (19)     (16)
  Other                                                    --        3
                                                        -----    -----
                                                          (24)     531
                                                        -----    -----

Effect of exchange rate changes on cash                    (2)      --
                                                        -----    -----
Net increase (decrease) in cash                            (8)      25
Cash at beginning of period                                17        3
                                                        -----    -----
Cash at end of period                                $      9 $     28
                                                        =====    =====


See the notes to consolidated financial statements.

SUMMARIZED STATEMENTS OF INCOME
FINANCIAL SERVICES
Unaudited


                                                         First Quarter
                                                        2003      2002
                                                       ------    ------
                                                         (in millions)

INTEREST INCOME
  Loans and loans held for sale                     $     133 $     146
  Securities available-for-sale                            20        31
  Securities held-to-maturity                              39        10
  Other earning assets                                      1         1
                                                       ------    ------
    Total interest income                                 193       188
INTEREST EXPENSE
  Deposits                                                 53        65
  Borrowed funds                                           45        31
                                                       ------    ------
    Total interest expense                                 98        96
                                                       ------    ------
NET INTEREST INCOME                                        95        92
  Provision for loan losses                               (11)      (14)
                                                       ------    ------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES        84        78
                                                       ------    ------
NONINTEREST INCOME
  Loan servicing fees                                       9        11
  Amortization and impairment of servicing rights         (18)       (8)
  Loan origination                                         43        30
  Gain on sale of loans                                    23        13
  Real estate operations                                    8         9
  Insurance commissions and fees                           10        11
  Service charges on deposits                               8         7
  Operating lease income                                    2         3
  Other                                                    10         9
                                                       ------    ------
    Total noninterest income                               95        85
                                                       ------    ------
NONINTEREST EXPENSE
  Compensation and benefits                                83        76
  Loan servicing and origination                            3         1
  Real estate operations, other than compensation           7         7
  Insurance operations, other than compensation             3         4
  Occupancy                                                 8         9
  Data processing                                           7        10
  Other                                                    29        29
                                                       ------    ------
    Total noninterest expense                             140       136
                                                       ------    ------
INCOME BEFORE TAXES                                        39        27
  Income tax (expense)                                    (14)       (3)
                                                       ------    ------
NET INCOME                                          $      25 $      24
                                                       ======    ======


See the notes to consolidated financial statements.

SUMMARIZED BALANCE SHEETS
FINANCIAL SERVICES
Unaudited



                                                     First
                                                    Quarter   Year-End
                                                      2003      2002
                                                     ------    ------
                                                        (in millions)


                      ASSETS
Cash and cash equivalents                           $    327  $     438
Loans held for sale                                      920      1,088
Loans receivable, net of allowance for losses of
  $122 in 2003 and $132 in 2002                        9,846      9,668
Securities available-for-sale                          1,776      1,926
Securities held-to-maturity                            4,192      3,915
Mortgage servicing rights                                 93        105
Real estate                                              254        249
Premises and equipment, net                              157        157
Accounts, notes and accrued interest receivable          148        159
Goodwill                                                 149        148
Other assets                                             207        163
                                                      ------     ------
TOTAL ASSETS                                        $ 18,069  $  18,016
                                                      ======     ======
LIABILITIES AND SHAREHOLDER'S EQUITY
Deposits                                            $  9,330  $   9,203
Federal Home Loan Bank advances                        3,114      3,386
Repurchase agreements                                  2,953      2,907
Other borrowings                                         190        181
Preferred stock issued by subsidiaries                   305        305
Obligations to settle trade date securities              470        369
Other liabilities                                        536        487
                                                      ------     ------
TOTAL LIABILITIES                                     16,898     16,838
                                                      ------     ------
SHAREHOLDER'S EQUITY                                   1,171      1,178
                                                      ------     ------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY          $ 18,069  $  18,016
                                                      ======     ======




See the notes to consolidated financial statements.

SUMMARIZED STATEMENTS OF CASH FLOWS
FINANCIAL SERVICES
Unaudited

                                                       First Quarter
                                                      2003       2002
                                                     ------     ------
                                                       (in millions)


CASH PROVIDED BY (USED FOR) OPERATIONS
  Net income                                        $     25  $     24
  Adjustments:
    Amortization, accretion and depreciation              26        16
    Provision for loan losses                             11        14
    Originations of loans held for sale               (3,194)   (1,825)
    Sales of loans held for sale                       3,362     2,022
    Collections on loans serviced for others, net        (24)      (99)
    Originated mortgage servicing rights                  (6)      (21)
    Other                                                 60        41
                                                      ------    ------
                                                         260       172
                                                      ------    ------
CASH PROVIDED BY (USED FOR) INVESTING
  Purchases of securities available-for-sale              (4)      (13)
  Principal payments and maturities of securities
    available-for-sale                                   161       219
  Purchases of securities held-to-maturity              (553)     (313)
  Principal payments and maturities of securities
    held-to-maturity                                     371        15
  Loans originated or acquired, net of collections      (239)       (5)
  Sale of mortgage servicing rights                       --        19
  Sale of loans                                           11        --
  Acquisitions, net of cash acquired                      (1)       (6)
  Capital expenditures                                    (5)       (2)
  Other                                                  (12)       (2)
                                                      ------    ------
                                                        (271)      (88)
                                                      ------    ------
CASH PROVIDED BY (USED FOR) FINANCING
  Net increase (decrease) in deposits                    150      (277)
  Securities sold under repurchase agreements and
    short-term borrowings, net                             2      (182)
  Additions to debt and long-term FHLB advances           10       319
  Payments of debt and long-term FHLB advances          (228)      (39)
  Dividends paid to parent company                       (35)      (50)
  Other                                                    1        (2)
                                                      ------    ------
                                                        (100)     (231)
                                                      ------    ------
Net increase (decrease) in cash and cash equivalents    (111)     (147)
Cash and cash equivalents at beginning of period         438       587
                                                      ------    ------
Cash and cash equivalents at end of period          $    327  $    440
                                                      ======    ======



See the notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
TEMPLE-INLAND INC. AND SUBSIDIARIES
Unaudited



                                                         First Quarter
                                                         2003     2002
                                                        ------   ------
                                                         (in millions,
                                                       except per share
                                                            amounts)

REVENUES
  Manufacturing                                        $    847  $  747
  Financial Services                                        288     273
                                                         ------  ------
                                                          1,135   1,020
                                                         ------  ------
COSTS AND EXPENSES
  Manufacturing                                             880     725
  Financial Services                                        249     246
                                                         ------  ------
                                                          1,129     971
                                                         ------  ------
OPERATING INCOME                                              6      49
  Parent company interest                                   (35)    (25)
                                                         ------  ------
INCOME (LOSS) BEFORE TAXES                                  (29)     24
  Income tax (expense) benefit                               12      (9)
                                                         ------  ------
INCOME (LOSS) FROM CONTINUING OPERATIONS                    (17)     15
  Discontinued operations                                    --      --
                                                         ------  ------
INCOME (LOSS) BEFORE ACCOUNTING CHANGE                      (17)     15
  Effect of accounting change                                (1)    (11)
                                                         ------  ------
NET INCOME (LOSS)                                       $   (18) $    4
                                                         ======  ======

EARNINGS (LOSS) PER SHARE
  Basic:
    Income (loss) from continuing operations            $ (0.31) $ 0.30
    Discontinued operations                                  --      --
    Effect of accounting change                           (0.01)  (0.22)
                                                         ------  ------
    Net income (loss)                                   $ (0.32) $ 0.08
                                                         ======  ======

  Diluted:
    Income (loss) from continuing operations            $ (0.31) $ 0.30
    Discontinued operations                                  --      --
    Effect of accounting change                           (0.01)  (0.22)
                                                         ------  ------
    Net income (loss)                                   $ (0.32) $ 0.08
                                                         ======  ======

DIVIDENDS PAID PER SHARE OF COMMON STOCK                $  0.34 $  0.32
                                                         ======  ======




See the notes to consolidated financial statements.

CONSOLIDATING BALANCE SHEETS
TEMPLE-INLAND INC. AND SUBSIDIARIES
First Quarter 2003
Unaudited


                                               Parent    Financial
                                               Company   Services    Consolidated
                                                        (in millions)

ASSETS
  Cash and cash equivalents                   $     9   $     327  $      336
  Loans held for sale                              --         920         920
  Loans and leases receivable, net                 --       9,846       9,846
  Securities available-for-sale                    --       1,776       1,776
  Securities held-to-maturity                      --       4,192       4,192
  Trade receivables, net                          382          --         382
  Inventories                                     318          --         318
  Property and equipment, net                   2,508         157       2,665
  Goodwill                                        243         149         392
  Other assets                                    239         702         891
  Investment in Financial Services              1,171          --          --
                                               ------      ------      ------
    TOTAL ASSETS                              $ 4,870   $  18,069   $  21,718
                                               ======      ======      ======
LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits                                    $    --   $   9,330   $   9,330
  Federal Home Loan Bank advances                  --       3,114       3,114
  Securities sold under repurchase agreements      --       2,953       2,953
  Obligations to settle trade date securities      --         470         470
  Other liabilities                               547         536       1,041
  Long-term debt                                1,879         190       2,069
  Deferred income taxes                           220          --         212
  Postretirement benefits                         148          --         148
  Pension liability                               152          --         152
  Preferred stock issued by subsidiaries           --         305         305
                                               ------      ------      ------
    TOTAL LIABILITIES                         $ 2,946   $  16,898   $  19,794
                                               ------      ------      ------
SHAREHOLDERS' EQUITY
  Preferred stock - par value $1 per share:
    authorized 25,000,000 shares; none issued                              --
  Common stock - par value $1 per share:
    authorized 200,000,000 shares; issued
    61,389,552 shares including shares held in the treasury                61
  Additional paid-in capital                                              367
  Accumulated other comprehensive income (loss)                          (135)
  Retained earnings                                                     1,964
                                                                       ------
                                                                        2,257
  Cost of shares held in the treasury: 7,346,658 shares                  (333)
                                                                       ------
    TOTAL SHAREHOLDERS' EQUITY                                          1,924
                                                                       ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $  21,718
                                                                       ======





See the notes to consolidated financial statements.

CONSOLIDATING BALANCE SHEETS
TEMPLE-INLAND INC. AND SUBSIDIARIES
Year-End 2002
Unaudited




                                               Parent    Financial
                                               Company   Services    Consolidated
                                                        (in millions)

ASSETS
  Cash and cash equivalents                  $    17   $     438     $     455
  Loans held for sale                             --       1,088         1,088
  Loans and leases receivable, net                --       9,668         9,668
  Securities available-for-sale                   --       1,926         1,926
  Securities held-to-maturity                     --       3,915         3,915
  Trade receivables                              352          --           352
  Inventories                                    338          --           338
  Property and equipment, net                  2,549         157         2,706
  Goodwill                                       249         148           397
  Other assets                                               676           915
  Investment in Financial Services             1,178          --            --
                                              ------      ------        ------
    TOTAL ASSETS                             $ 4,957   $  18,016     $  21,760
                                              ======      ======        ======

LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits                                   $    --   $   9,203     $   9,203
  Federal Home Loan Bank advances                 --       3,386         3,386
  Securities sold under repurchase agreements     --       2,907         2,907
  Obligations to settle trade date securities     --         369           369
  Other liabilities                              591         487         1,052
  Long-term debt                               1,883         181         2,064
  Deferred income taxes                          245          --           236
  Postretirement benefits                        147          --           147
  Pension liability                              142          --           142
  Preferred stock issued by subsidiaries          --         305           305
                                              ------      ------        ------
    TOTAL LIABILITIES                        $ 3,008   $  16,838     $  19,811
                                              ------      ------        ------
SHAREHOLDERS' EQUITY
  Preferred stock - par value $1 per share:
    authorized 25,000,000 shares; none issued                               --
  Common stock - par value $1 per share:
    authorized 200,000,000 shares; issued
    61,389,552 shares including shares held in the treasury                 61
  Additional paid-in capital                                               368
  Accumulated other comprehensive income (loss)                           (136)
  Retained earnings                                                      2,000
                                                                        ------
                                                                         2,293
  Cost of shares held in the treasury: 7,583,293 shares                   (344)
                                                                        ------
    TOTAL SHAREHOLDERS' EQUITY                                           1,949
                                                                        ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $ 21,760
                                                                        ======



See the notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
TEMPLE-INLAND INC. AND SUBSIDIARIES
Unaudited



                                                                First Quarter
                                                                2003      2002
                                                               ------    ------
                                                                (in millions)


CASH PROVIDED (USED FOR) OPERATIONS
  Net income (loss)                                            $  (18)  $    4
  Adjustments:
    Depreciation, depletion and amortization                       64       56
    Depreciation on leased property                                 2        4
    Provision for loan losses                                      11       14
    Impairment of long-lived assets                                 4       --
    Deferred taxes                                                (13)       6
    Amortization and accretion of financial instruments            18        6
    Originations of loans held for sale                        (3,194)  (1,825)
    Sales of loans held for sale                                3,362    2,022
    Working capital changes, net                                  (47)     (41)
    Collections and remittances on loans serviced for others, net (24)     (99)
    Originated mortgage servicing rights                           (6)     (21)
    Net assets of discontinued operations                          (5)      (3)
    Cumulative effect of accounting change                          1       11
    Other                                                          90       43
                                                                -----    -----
                                                                  245      177
                                                                -----    -----
CASH PROVIDED BY (USED FOR) INVESTING
  Capital expenditures                                            (34)     (28)
  Sale of non-strategic assets and operations                      40       --
  Purchases of securities available-for-sale                       (4)     (13)
  Principal payments and maturities of securities
    available-for-sale                                            161      219
  Purchases of securities held-to-maturity                       (553)    (313)
  Principal payments and maturities of securities
    held-to-maturity                                              371       15
  Sale of mortgage servicing rights                                --       19
  Loans originated or acquired, net of principal collected       (239)      (5)
  Proceeds from sale of loans                                      11       --
  Acquisitions, net of cash acquired                               (4)    (541)
  Other                                                           (22)      (2)
                                                                -----    -----
                                                                 (273)    (649)
                                                                -----    -----
CASH PROVIDED BY (USED FOR) FINANCING
  Net increase (decrease) in deposits                             150     (277)
  Bridge financing facility                                        --      847
  Payment of assumed Gaylord bank debt                             --     (285)
  Additions to debt                                                11      358
  Payments of debt                                               (234)     (96)
  Repurchase agreements and short-term borrowings, net              2     (182)
  Cash dividends paid to shareholders                             (19)     (16)
  Other                                                             1        1
                                                                -----    -----
                                                                  (89)     350
                                                                -----    -----
Effect of exchange rate changes on cash                            (2)      --
                                                                -----    -----
Net increase (decrease) in cash and cash equivalents             (119)    (122)
Cash and cash equivalents at beginning of period                  455      590
                                                                -----    -----
Cash and cash equivalents at end of period                     $  336   $  468
                                                                =====    =====





See the notes to consolidated financial statements.

             TEMPLE-INLAND INC. AND SUBSIDIARIES
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Therefore, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal accruals) considered necessary for a fair presentation have been included. Interim operating results are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the financial statements and footnotes included in the Annual Report on Form 10-K of Temple-Inland Inc. (the "Company") for the fiscal year ended December 28, 2002.

     The consolidated financial statements include the accounts of the Company and its manufacturing and financial services subsidiaries. The consolidated net assets invested in financial services activities are subject, in varying degrees, to regulatory rules and restrictions including restrictions on the payment of dividends to the Company. Accordingly, included as an integral part of the consolidated financial statements are separate summarized financial statements for the Company's manufacturing and financial services subsidiaries.

     The Parent Company (Temple-Inland Inc.) summarized financial statements include the accounts of the Company and its manufacturing subsidiaries (the parent company). The net assets invested in Financial Services are reflected in the summarized financial statements on the equity basis. Related earnings, however, are presented before tax to be consistent with the consolidated financial statements. These financial statements should be read in conjunction with the Company's consolidated financial statements and the Financial Services summarized financial statements.

     All material intercompany amounts and transactions have been eliminated. Certain amounts have been reclassified to conform to current year's classifications.

             TEMPLE-INLAND INC. AND SUBSIDIARIES
   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE B - EARNINGS PER SHARE

     Denominators used in computing per share amounts follow:

                                                    First Quarter
                                                   2003      2002
                                                  -----     ------
                                                    (in millions)
Denominators for earnings (loss) per share
  Weighted average shares outstanding - basic       54.0      49.4
  Dilutive effect of equity purchase contracts        --        --
  Dilutive effect of stock options                    --       0.1
                                                   -----     -----
  Weighted average shares outstanding - diluted     54.0      49.5
                                                   =====     =====

     As a result of the net loss in first quarter 2003, incremental shares attributable to the assumed exercise of outstanding employee stock options and equity purchase contracts are antidilutive and, therefore, excluded from the computation of diluted earnings per share. Had these shares been included in the computation for first quarter 2003, the effect would not have been material.

NOTE C - COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) consists of:
                                                      First Quarter
                                                     2003     2002
                                                    ------   ------
                                                      (in millions)

Net income (loss)                                  $  (18)  $   4
Other comprehensive income (loss), net of taxes:
  Unrealized gains (losses) on:
    Available-for-sale securities                       4      --
    Derivative instruments                             --       1
  Foreign currency translation adjustments             (3)      1
                                                    -----   -----
Other comprehensive income (loss)                       1       2
                                                    -----   -----
Comprehensive income (loss)                        $  (17)  $   6
                                                    =====   =====

     At first quarter-end 2003, the aggregate fair value of all derivative instruments was a $9 million liability, consisting of a $9 million liability for an interest rate swap derivative and a $0.1 million liability related to linerboard and OCC derivatives. There was no ineffective portion of derivatives charged to earnings in first quarter 2003 and amounts reclassified from other comprehensive income into earnings were not material.

             TEMPLE-INLAND INC. AND SUBSIDIARIES
   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE D - SEGMENT INFORMATION

     The Company has three reportable segments: Corrugated
Packaging, Building Products, and Financial Services.

-----------------------------------------------------------------------------------
For first quarter or    Corrugated    Building    Financial   Corporate
at quarter-end 2003     Packaging     Products    Services    and Other      Total
--------------------    ----------    --------    ---------   ---------     -------
(in millions)

Revenues from external
  customers             $   667           180          288         --      $  1,135
Depreciation, depletion
  and amortization      $    41            16            7          2      $     66
Operating income        $    (4)           (9)          39        (20)(a)  $      6
Financial Services, net
  interest income       $    --            --           95         --      $     95
Total assets            $ 2,444         1,126       18,069         79      $ 21,718
Capital expenditures    $    20             8            5          1      $     34
Goodwill                $   243            --          149         --      $    392
-----------------------------------------------------------------------------------
For first quarter or
at quarter-end 2002
(in millions)
Revenues from external
  customers             $   557           190          273         --      $  1,020
Depreciation, depletion
  and amortization      $    35            14           10          1      $     60
Operating income        $    22            10           34        (17)(b)  $     49
Financial Services, net
  interest income       $    --            --           92         --      $     92
Total assets            $ 2,688         1,203       15,711         75      $ 19,677
Capital expenditures    $    17             9            2         --      $     28
Goodwill                $   314            --          130         --      $    444
-----------------------------------------------------------------------------------

(a) Includes a charge of $6 million related to box plant closures, which applies to Corrugated Packaging, and a charge of $3 million related to consolidation and supply chain cost reduction initiatives, which applies to Corporate and Other.
(b) Includes a charge of $7 million related to severance and write-off of technology investments, all of which applies to Financial Services.


NOTE E - CONTINGENCIES

     There are pending against the Company and its subsidiaries lawsuits, claims and environmental matters arising in the regular course of business. The resolution of these matters is not expected to have a material adverse effect on the Company's operations or financial position.

NOTE F - ACQUISITIONS

     The Company acquired effective control of Gaylord Container
Corporation on February 28, 2002. The results of Gaylord's operations have been included in the Company's income statement since the beginning of March 2002.

     During first quarter 2003, the Company completed the allocation of the purchase price to the acquired assets and liabilities of Gaylord, which resulted in a $6 million reduction of goodwill. At first quarter-end 2003, goodwill related to the Gaylord acquisition was $195 million. The allocation is based, in

             TEMPLE-INLAND INC. AND SUBSIDIARIES
   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


part, on estimated amounts for income taxes and other liabilities. Differences between the estimated amount for income taxes and the actual amount will result in an adjustment of goodwill. Additionally, liabilities included in the allocation that are settled for amounts less than estimated, will result in a reduction to goodwill while liabilities settled for more than estimated will result in a charge to income.

     The following parent company unaudited pro forma information for first quarter 2002, assumes the acquisition of Gaylord and the related financing transactions occurred at the beginning of 2002:

Net revenues                                           $     887
Income from continuing operations                              7

Per diluted share
   Income from continuing operations                   $    0.15

NOTE G - DISCONTINUED OPERATIONS

     At first quarter-end 2003, discontinued operations consist of Gaylord's chemical business and accruals related to the 1999 sale of the bleached paperboard operations. At first quarter-end 2003, the assets and liabilities of discontinued operations includes $12 million of working capital, $16 million of property and equipment, and $20 million of environmental and other long-term accruals. Revenues from discontinued operations for first quarter 2003 were $9 million.

NOTE H - OTHER OPERATING (INCOME) EXPENSE

     Other operating (income) expense consists of:

                                                 First Quarter
                                                2003        2002
                                               ------      ------
                                                 (in millions)
Expenses associated with consolidation and
  supply chain initiatives                   $      3    $    --
Loss on closure of box plants                       6         --
                                                -----      -----
Total                                        $      9    $    --
                                                =====      =====

     During first quarter 2003, the Company incurred $3 million in expenses related to initiatives to consolidate administrative functions and effect improvements in supply chain management. These expenses consist principally of fees paid to third party consultants.

     During first quarter 2003, the Company announced its intentions to permanently close two box plants, which resulted in an impairment loss of $4 million related to long-lived assets and $2 million in involuntary employee termination liabilities

             TEMPLE-INLAND INC. AND SUBSIDIARIES
   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



affecting approximately 200 employees. It is expected that the two box plants will close and severance will be paid during second quarter 2003.

     A summary of the activity related to all facility closure accruals for first quarter 2003 follows:

                     Beginning                Cash       End of
                     of Period    Additions   Payments   Period
                     ---------    ---------   --------   ------

Involuntary employee
  terminations        $    1       $    2      $   (1)    $    2
Contract termination
  penalties                6           --          --          6
Environmental
  compliance              13           --          --         13
Demolition                13           --          (1)        12
                       -----        -----       -----      -----
Total                 $   33       $    2      $   (2)    $   33
                       =====        =====       =====      =====


NOTE I - NEW ACCOUNTING PRONOUNCEMENTS

Stock-Based Compensation
     Beginning January 2003, the Company voluntarily adopted the prospective transition method of accounting for stock-based compensation contained in Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No.
123. The principal effect of adopting the prospective transition method is that the fair value of stock options granted in 2003 and thereafter are charged to expense over the option vesting period. As a result of the adoption of this prospective transition method, first quarter 2003 net loss was increased by $0.1 million with no effect on earnings per share.

     Prior to 2003, the Company used the intrinsic value method in accounting for its stock-based compensation. As a result, no stock-based compensation expense related to stock options is reflected in prior years' net income, as all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Therefore, the cost related to stock-based compensation recognized in net income
(loss) for first quarter 2003 and 2002 is less than would have been recognized if the fair value method had been applied to all stock options granted since 1995. The following table illustrates the effect on net income (loss) and earnings (loss) per share as if the fair value method had been applied to all stock options granted since 1995.

             TEMPLE-INLAND INC. AND SUBSIDIARIES
   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)




                                          First Quarter
                                        2003         2002
                                       ------       ------
                                            (in millions)

Net income (loss), as reported       $   (18)     $      4
Add: Stock-based compensation
  expense, net of related tax
  effects, included in the
  determination of reported net
  income                                   5             1
Deduct: Total stock-based
  compensation expense, net of
  related tax effects, determined
  under the fair value based
  method for all awards                   (7)           (3)
                                        ----          ----
Pro forma net income (loss)          $   (20)     $      2
                                        ====          ====

Earnings (loss) per share:
  Basic, as reported                 $ (0.32)     $   0.08
  Basic, pro forma                   $ (0.37)     $   0.04

  Diluted, as reported               $ (0.32)     $   0.08
  Diluted, pro forma                 $ (0.37)     $   0.04

Asset Retirement Obligations
     Beginning January 2003, the Company was required to adopt SFAS No. 143, Accounting for Asset Retirement Obligations. The Statement requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost is capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. The effect of adopting this statement was to increase property, plant and equipment by $3 million, recognize an asset retirement obligation liability of $4 million, and to increase first quarter net loss by $1 million or $0.01 per share for the cumulative effect of adoption.

Disposal Activities
     Beginning January 2003, the Company was required to adopt SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Under this statement, liabilities for costs associated with exit or disposal activities, including restructurings, are recognized when the liability is incurred and can be measured at estimated fair value. The effect on earnings or financial position of adopting this statement was not material.

             TEMPLE-INLAND INC. AND SUBSIDIARIES
   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



Other Pronouncements
     Also during first quarter 2003, the Company was required to adopt FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others and FASB Interpretation No. 46, Consolidation of Variable Interest Entities. The effect on earnings or financial position of adopting these other pronouncements was not material.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The actual results achieved by the Company may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include general economic, market, or business conditions; the opportunities or lack thereof that may or may not be presented to and pursued; availability and price of raw materials used; competitive actions by other companies; changes in laws or regulations; the accuracy of certain judgments and estimates concerning the integration of acquired operations; the accuracy of certain judgments and estimates concerning the consolidation and supply chain initiatives; and other factors, many of which are beyond the control of the Company.

Results of Operations for the fiscal quarters ended March 2003 and 2002

Summary

     Consolidated revenues were $1.1 billion in first quarter 2003 compared with $1.0 billion in first quarter 2002. Income from continuing operations was a $17 million loss in first quarter 2003 compared with income of $15 million in first quarter 2002. Income from continuing operations per share was a $0.31 loss in first quarter 2003 compared with income of $0.30 in first quarter 2002.

Business Segments

     The Company manages its operations through three business segments, Corrugated Packaging, Building Products, and Financial Services. Each of these business segments is affected by the factors of supply and demand and changes in domestic and global economic conditions. These conditions include changes in interest rates, new housing starts, home repair and remodeling activities, and the strength of the U.S. dollar, some or all of which may have varying degrees of impact on the business segments. As used herein the term "parent company" refers to the financial statements of the Company and its manufacturing business segments, Corrugated Packaging and Building Products, with Financial Services reflected on the equity method.

     A summary of the results of operations by business segment follows:

                                                 First Quarter
                                                2003        2002
                                               ------      ------
                                                 (in millions)

Revenues
  Corrugated Packaging                     $       667  $      557
  Building Products                                180         190
  Financial Services                               288         273
                                                ------      ------
    Total revenues                         $     1,135  $    1,020
                                                ======      ======
Segment Operating Income
  Corrugated Packaging                     $        (4) $       22
  Building Products                                 (9)         10
  Financial Services                                39          34
                                                ------      ------
    Total segment operating income                  26          66
                                                ------      ------
Corporate expenses                                 (11)        (10)
Other income (expense)(a)                           (9)         (7)
Parent company interest                            (35)        (25)
                                                ------      ------
Income (loss) before taxes                         (29)         24
Income tax (expense) benefit                        12          (9)
                                                ------      ------
Income (loss) from continuing operations           (17)         15
Discontinued operations                             --          --
Effect of accounting change                         (1)        (11)
                                                ------      ------
   Net income (loss)                       $       (18)  $       4
                                                ======      ======


(a) Other income (expense) includes (i) in 2003 a $6 million charge for box plant closures, all of which applies to Corrugated Packaging, and $3 million of expenses for consolidation and supply chain initiatives, all of which applies to Corporate and other, and (ii) in 2002 a $7 million charge for severance and write-off of technology investments, all of which applies to Financial Services.


     First quarter 2002 amounts have been reclassified to conform to current year classifications.

Corrugated Packaging

     The Company acquired effective control of Gaylord Container Corporation and began consolidating the results of Gaylord in March 2002. The Company also acquired a box plant in Puerto Rico in March 2002, the converting facilities of Mack Packaging Group in May 2002, and Fibre Innovations LLC in November 2002. As a result, the 2003 financial information for Corrugated Packaging is not comparable to prior periods.

     Corrugated Packaging revenues were $667 million in first quarter 2003 compared with $557 million in first quarter 2002. Revenues from sales of corrugated packaging represented 94 percent of segment revenues in both first quarter 2003 and first quarter 2002. The remaining revenues are derived from sales of linerboard. The change in revenues in 2003 was principally due to the inclusion of the acquired operations, $122 million, partially offset by lower box prices and lower box and linerboard shipments.

Average corrugated packaging prices were down two percent.
Corrugated packaging shipments, adjusted for the effect of acquisitions in 2002, were down three percent. Average linerboard prices were up two percent. Linerboard shipments, adjusted for the effect of acquisitions in 2002, were down six percent.

     Compared with fourth quarter 2002, Corrugated Packaging revenues were up $12 million. Average corrugated packaging prices were down less than one percent while shipments were up two percent. Average linerboard prices were down one percent while shipments were down slightly. Corrugated packaging markets continue to be adversely affected by the weak economy. Linerboard markets continue to be adversely affected by both the weak economy and increased offshore capacity partially offset by a weaker U.S. dollar.

     Costs, which include production, distribution, and administrative costs were $671 million in first quarter 2003 compared with $535 million in first quarter 2002. The change in costs in 2003 was principally due to:
      - the inclusion of the acquired operations,
      - higher energy costs, up $22 million,
      - higher pension costs, up $7 million, and
      - higher OCC costs, up $3 million.

Average OCC cost was $82 per ton during first quarter 2003 compared with $68 per ton during first quarter 2002. OCC prices rose throughout first quarter 2003. It is likely that OCC costs will continue to fluctuate during 2003.

     Mill production was:
       - 763,000 tons in first quarter 2003,
       - 614,000 tons in first quarter 2002, and
       - 713,000 tons in fourth quarter 2002.

Mill production data presented above is not comparable due to the effect of the Gaylord acquisition, beginning on March 1, 2002, and the Antioch shutdown in September 2002.

     The percentage of mill production used by Corrugated
Packaging operations was:
       - 84 percent in first quarter 2003,
       - 83 percent in first quarter 2002, and
       - 83 percent in fourth quarter 2002.

The remainder was sold in the domestic and export markets.

     Excluding routine maintenance, production downtime was:
       - 46,000 tons in first quarter 2003 due to mix and operational reasons,
       - 103,000 tons in first quarter 2002 due to market, mix and operational reasons, and
       - 96,000 tons in fourth quarter 2002 due to market, mix and operational reasons.

Production downtime may occur in future quarters.

     Market conditions continue to be weak for lightweight gypsum facing paper. As a result, the Company's Premier Boxboard joint venture continues to produce corrugating medium. The Company purchased 26,000 tons of corrugating medium from the joint venture in first quarter 2003. It is uncertain when market conditions for lightweight gypsum facing paper will improve.

     In conjunction with the acquisition of Gaylord, the Company announced its intention to sell several non-strategic assets and operations obtained in the acquisition including the retail bag business, the multi-wall bag business and kraft paper mill, and the chemical business. The only non-strategic asset that remains is the chemical business. The operating results and cash flows of this operation are classified as discontinued operations and are excluded from business segment operating income. The Company expects that it may not sell the chemical business until the toxic tort litigation in which the chemical business is involved is satisfactorily resolved.

     The Company is continuing its efforts to enhance return on investment within Corrugated Packaging. These efforts include reviewing operations that are unable to meet return objectives and determining appropriate courses of actions including the possible consolidation and rationalization of converting facilities. In March 2003, the Company announced its intention to close permanently its converting facilities in Hattiesburg, Mississippi and Elizabethton, Tennessee, which resulted in an impairment loss of $4 million related to long-lived assets and $2 million in involuntary employee termination liabilities. It is expected that the two box plants will close and severance will be paid during second quarter 2003. These losses and costs are included in other operating expenses and excluded from segment operating income.

     Corrugated Packaging had a $4 million operating loss in first quarter 2003 compared with income of $22 million in first quarter 2002.

Building Products

     Building Products' revenues were $180 million in first quarter 2003 compared with $190 million in first quarter 2002. The change in revenues in 2003 was principally due to lower average prices and shipments in most product lines as follows:

                    First Quarter 2003 versus First Quarter 2002
                                Increase (Decrease) in
                    --------------------------------------------
                          Average Prices        Shipments
                          --------------        ---------
Lumber                        (8%)               14%
Particleboard                 (8%)               (3%)
Gypsum                        (3%)               (7%)
MDF                            --                (4%)

Other revenues include sales of high-value timberlands. These sales contributed $1 million in operating income in first quarter
2003 compared with $8 million in first quarter 2002.

     Compared with fourth quarter 2002, revenues were up $3 million. While average prices for lumber were up four percent, average prices for particleboard were down one percent, gypsum down five percent, and MDF down three percent. Shipments of lumber were up six percent, particleboard up two percent, and MDF up seven percent. Shipments of gypsum were down five percent.

     Costs, which include production, distribution, and administrative costs were $189 million in first quarter 2003 compared with $180 million in first quarter 2002. The change in costs in 2003 was principally due to:
       - higher lumber production volumes, up $3 million,
       - higher energy costs, up $3 million, and
       - higher pension costs, up $2 million.

     Production averaged from a low of 66 percent to a high of 76 percent of capacity in the various product lines. Production was curtailed to varying degrees in all product lines in first quarter 2003 to match customer demand. The Company's joint venture operations also experienced production curtailments in first quarter 2003. Production may be curtailed in future quarters to match customer demand.

     The Company's Del-Tin Fiber LLC MDF joint venture in El Dorado, Arkansas continues to experience production and cost issues, though some improvement was made in first quarter 2003. In January 2003, Deltic Timber Corporation, the partner in this venture, announced its intention to exit this business upon the earliest, reasonable opportunity provided by the market. It is uncertain what effects Deltic Timber's decision will have on the joint venture or its operations. The venture had a net loss of $3 million in first quarter 2003 compared with a net loss of $5 million in first quarter 2002. The Company's share of the venture's loss was $1 million in first quarter 2003 compared with

$2 million in first quarter 2002. In first quarter 2003, the Company and Deltic Timber Corporation each contributed $3 million in cash to the venture.

     The Company is continuing its efforts to enhance return on investment within Building Products. These include reviewing operations that are unable to meet return objectives and determining appropriate courses of action including the possible rationalization of production facilities. In addition, the Company is continuing to address market issues at its particleboard and MDF facilities, including the Del-Tin Fiber MDF joint venture. In April 2003, the Company announced the indefinite shutdown of its Mt. Jewett, Pennsylvania particleboard plant. In connection with this shutdown the Company expects to incur $1 million in involuntary employee termination liabilities. It is expected that these liabilities will be paid during second quarter 2003.

     Building Products had a $9 million operating loss in first quarter 2003 compared with income of $10 million in first quarter
2002.

Financial Services

Operations

     Financial Services' revenues, consisting of interest and non-interest income, were $288 million in first quarter 2003 compared with $273 million in first quarter 2002.

     Selected financial information for Financial Services follows:

                                                          Fourth
                                        First Quarter     Quarter
                                        -------------     -------
                                        2003     2002      2002
                                        ----     ----      ----
                                             (in millions)

Net interest income                   $    95   $    92   $   96
Provision for loan losses                 (11)      (14)      (3)
Noninterest income                         95        85      116
Noninterest expense                      (140)     (129)    (153)
                                        -----     -----    -----
Segment operating income                   39        34       56
Severance and asset write-offs             --        (7)      --
                                        -----     -----    -----
Operating income                      $    39   $    27   $   56
                                        =====     =====    =====

     Net interest income was $95 million in first quarter 2003 compared with $92 million in first quarter 2002. The change in net interest income in 2003 was principally due to an increase in average earning assets, principally securities, up 16 percent, partially offset by a decline in the net interest spread resulting from the lower interest rate environment combined with the maintenance of an asset sensitive position. If interest rates continue to decline in 2003 it is likely that net interest income will be adversely affected. However, if interest rates begin to rise in 2003, then it is likely that net interest income would be positively affected.

     The provision for loan losses was $11 million in first quarter 2003 compared with $14 million in first quarter 2002. The provision for first quarter 2003 related principally to commercial and business loans primarily in the asset-based lending and leasing portfolios. The provision for first quarter
2002 related principally to commercial and business loans primarily in the asset-based lending portfolio.

     Noninterest income includes revenues from mortgage banking and real estate and insurance activities. Noninterest income was $95 million in first quarter 2003 compared with $85 million in first quarter 2002. The change in noninterest income in 2003 was principally due to an increase in mortgage originations. See Mortgage Banking Activities for further information regarding mortgage-banking operations.

     Noninterest expense was $140 million in first quarter 2003 compared with $129 million in first quarter 2002. The change in noninterest expense in 2003 was principally due to costs associated with the mortgage banking operations, primarily salary, commissions, benefits, and loan servicing and origination expenses.

Earning Assets

     Earning assets include cash equivalents, mortgage loans held for sale, securities, and loans. At first quarter-end 2003, cash equivalents, mortgage loans held for sale, securities, and residential housing loans constituted 77 percent of total earning assets compared with 69 percent at first quarter-end 2002.

     Securities, which include mortgage-backed and other securities, were $6.0 billion at first quarter-end 2003 compared with $3.8 billion at first quarter-end 2002. The increase in 2003 was due to an effort to increase residential earning assets.

     Loans were $10.0 billion at first quarter-end 2003 compared with $9.9 billion at first quarter-end 2002 and $9.8 billion at year-end 2002. The following table summarizes the composition of the loan portfolio:

                                    First Quarter-End   Year-End
                                    -----------------   --------
                                     2003       2002      2002
                                    ------     ------    ------
                                           (in millions)

Single-family mortgage             $ 2,743     $ 1,961    $ 2,470
Single-family mortgage warehouse       463         392        522
Single-family construction           1,028       1,024      1,004
Multifamily and senior housing       1,892       1,917      1,858
                                    ------      ------     ------
   Total residential housing         6,126       5,294      5,854
Commercial real estate               1,765       2,483      1,891
Commercial and business              1,886       1,897      1,856
Consumer and other                     191         245        199
                                    ------      ------     ------
                                     9,968       9,919      9,800
Less allowance for loan losses        (122)       (136)      (132)
                                    ------      ------     ------
                                   $ 9,846     $ 9,783    $ 9,668
                                    ======      ======     ======

     Single-family mortgages are made to owners to finance the purchase of a home. Single-family mortgage warehouse provides funding to mortgage lenders to support the flow of loans from origination to sale. Single-family construction finances the development and construction of single-family homes, condominiums, and town homes, including the acquisition and development of home lots. Multifamily and senior housing loans are for the development, construction, and lease up of apartment projects and housing for independent, assisted, and memory-impaired residents.

     Commercial real estate loans provide funding for the development, construction, and lease up principally of office, retail, and industrial projects. Commercial and business loans finance business operations and principally include asset-based, syndicated and middle market loans, and direct financing leases on equipment. Consumer and other loans principally include loans secured by junior liens on single-family homes, not related to their purchase.

     Although total loans have remained relatively flat over the past year, the composition of the portfolio has changed due to an effort to increase residential housing earning assets. As a result, residential housing loans represent 61 percent of the loan portfolio at first quarter-end 2003 compared with 53 percent at first quarter-end 2002 and 60 percent at year-end 2002.

Asset Quality

     Several key measures are used to evaluate and monitor asset quality. These measures include the level of loan delinquencies, nonperforming loans and assets and net charge-offs compared with average loans.

                                            First Quarter-End   Year-End
                                            -----------------   --------
                                             2003       2002      2002
                                            ------     ------    ------
                                                   (in millions)
Accruing loans past due 30 - 89 days       $    95    $   95    $  108
Accruing loans past due 90 days or more         15         1         7
                                            ------     -----     -----
Accruing loans past due 30 days or more    $   110    $   96    $  115
                                            ======     =====     =====

Nonaccrual loans                           $   128    $  169    $  126
Restructured loans                              --        --        --
                                            ------     -----     -----
     Nonperforming loans                       128       169       126
Foreclosed property                              4         3         6
Restructured operating leases                   42        --        --
                                            ------     -----     -----
     Nonperforming assets                  $   174    $  172    $  132
                                            ======     =====     =====

Allowance for loan losses                  $   122    $  136    $  132

Nonperforming loan ratio                      1.28%     1.71%     1.28%
Nonperforming asset ratio                     1.74%     1.74%     1.34%
Allowance for loan losses/total loans         1.22%     1.37%     1.34%
Allowance for loan losses/nonperforming
  loans                                      95.52%    80.31%   104.80%


     The change at first quarter-end 2003 as compared with first quarter-end 2002 in the level of nonaccrual loans was principally due to payoffs and upgrades of loans in the senior housing portfolio. The change in 2003 in the level of restructured operating leases was due to the restructuring of two leveraged, direct financing leases on cargo aircraft totaling $32 million. Due to a reduction in the lease payments in the restructuring, the leases were reclassified as operating leases. As a result, $20 million in leverage was removed, and the assets were written down to estimated fair market value. The restructured operating leases will be classified as nonperforming until such time as the lessee has evidenced the ability to perform under the terms of the restructured leases.

     Both the asset-based lending and leasing portfolios, which represent 37 percent of commercial and business loans, will likely continue to be adversely affected by the weak economy.

Allowance for Loan Losses

     The allowance for loan losses is comprised of specific allowances, general allowances, and an unallocated allowance. Management evaluates the allowance for loan losses to ensure the level is adequate to absorb losses inherent in the loan portfolio. The allowance is increased by charges to income and decreased by charge-offs, net of recoveries.

     Changes in the allowance for loan losses were:

                                                             Fourth
                                       First Quarter         Quarter
                                       -------------         -------
                                       2003       2002        2002
                                       ----       ----        ----
                                              (in millions)
Balance at beginning of period     $    132   $     139   $    141
Charge-offs:
  Residential                            --          --         --
  Commercial real estate                 --          --         --
  Commercial and business               (21)        (18)       (12)
  Consumer and other                     --          --         --
                                      -----       -----      -----
    Total charge-offs                   (21)        (18)       (12)

Recoveries:
  Residential                            --          --         --
  Commercial real estate                 --          --         --
  Commercial and business                --           1         --
  Consumer and other                     --          --         --
                                      -----       -----      -----
    Total recoveries                     --           1         --
                                      -----       -----      -----

    Net charge-offs                     (21)        (17)       (12)
Provision for loan losses                11          14          3
                                      -----       -----      -----
Balance at end of period            $   122    $    136   $    132
                                      =====       =====      =====

Net charge-offs (annualized) as
  a percentage of average loans
  outstanding      	               0.86%       0.72%      0.49%


     First quarter 2003 charge-offs related principally to two loans in the asset-based lending portfolio and two leveraged direct financing leases, reclassifed as operating leases as of quarter end, on cargo aircraft in the leasing portfolio. The leveraged lease charge-offs totaled $10 million and represented the write down of the underlying assets to their estimated fair market value. First quarter 2002 charge-offs related principally to asset-based loans in the commercial and business portfolio were partially offset by recoveries of $1 million.

Mortgage Banking Activities

     Mortgage loan originations were $3.2 billion in first quarter 2003 compared with $2.0 billion in first quarter 2002. Included in total production were loans originated for the savings bank of $555 million in first quarter 2003 compared with $184 million in first quarter 2002. The significant increase in loans originated for the savings bank in first quarter 2003 was the result of continued efforts to increase the level of single-family mortgage assets at the savings bank. The high level of mortgage loan originations during first quarter 2003 was due to continued refinance activity resulting from the low interest rate environment. Higher interest rates in first quarter 2002 resulted in a significant reduction in mortgage refinancing activity, contributing to the lower level of originations.

     Mortgage servicing portfolio runoff was 42 percent in first quarter 2003 compared with 26 percent in first quarter 2002. The change in the runoff rate was due to the low interest rate environment in 2003. As a result of the high runoff rates, the mortgage operation recorded significant amortization of mortgage servicing rights and impairment charges in first quarter 2003. Amortization of mortgage servicing rights was $16 million in first quarter 2003 compared with $10 million in first quarter 2002. The provision for impairment of mortgage servicing rights totaled $2 million in first quarter 2003 compared with a reversal of impairment reserves of $2 million in first quarter 2002. The valuation allowance at first quarter-end 2003 was $17 million, compared with $4 million at first quarter-end 2002.

     In first quarter 2003, the mortgage banking operations sold $2.8 billion in loans to secondary markets by delivering loans to third parties or by delivering loans into mortgage-backed securities that were purchased by third parties. Of the loans sold in first quarter 2003, the only retained interest was mortgage servicing rights of $6 million relating to $600 million of loans.

     The mortgage servicing portfolio was $10.2 billion at first quarter-end 2003 compared with $11.1 billion at first quarter-end 2002. The change was principally due to significant repayments on loans serviced for third parties and the sale of originated loans on a service released basis. Included in the mortgage servicing portfolio were loans serviced for the savings bank totaling $2.0 billion at first quarter-end 2003 compared with $0.7 billion at first quarter-end 2002.

     In 2002 and 2003, the mortgage banking operations were significantly affected by the refinancing activity associated with the declining interest rate environment. If interest rates continue to decline in 2003, the level of mortgage originations and the level of mortgage servicing rights impairment will likely remain high. However, if interest rates remain constant or begin to rise in 2003, then the level of mortgage originations and the level of mortgage servicing rights impairment will likely decline.

Corporate, Interest and Other Income (Expense)

     Corporate expenses were $11 million in first quarter 2003 compared with $10 million in first quarter 2002. The change in 2003 was principally due to an increase in pension costs.

     Parent company interest expense was $35 million in first quarter 2003 compared with $25 million in first quarter 2002. The change is principally due to the full effect of interest expense on debt related to the acquisition of Gaylord. In addition, during second quarter 2002, the parent company effected a number of transactions that lengthened debt maturities and reduced reliance on short-term borrowings. The average interest on borrowings was 7.0 percent in first quarter 2003 compared with
5.3 percent in first quarter 2002.

     Other operating expenses for first quarter 2003 include $3 million in expenses related to initiatives to consolidate administrative functions and effect improvements in supply chain management. These expenses consist principally of fees paid to third party consultants. The Company expects to incur in 2003 approximately $35 million in relocation, severance, and other expenses related to these initiatives, the majority of which will be incurred and paid during second and third quarter 2003. The Company expects the benefits from these initiatives to begin to be realized in 2004.

Pension Expense

     The Company expects to incur $43 million in non-cash pension expense in 2003, or about $11 million per quarter. Non-cash pension expense in 2002 was $9 million or about $2 million per quarter. The change in 2003 was due to a decrease in the assumed discount rate from 7.50 percent to 6.75 percent, a decrease in the expected rate of return on plan assets from 9.0 percent to 8.5 percent, and an increase in the recognition of the accumulated decline in the fair value of plan assets.

Income Taxes

     The effective tax rate for first quarter 2003 is 42 percent and is based on current expectations of income and expenses for the year 2003. The effective tax rate includes federal and state income taxes and the effects of non-deductible items.

     In first quarter 2003, the Company amended its tax sharing agreement with its subsidiaries. As a result, Financial Services' effective tax rate now approximates the federal statutory rate as if Financial Services were filing a separate tax return. This amendment has no effect on the Company's consolidated income tax provision or effective tax rate.

Average Shares Outstanding

     Average shares outstanding were 54.0 million in first quarter 2003 compared with 49.5 million in first quarter 2002. The change in 2003 was principally due to the May 2002 sale of
4.1 million shares of common stock. The dilutive effect of stock options and equity purchase contracts was not significant in any of the periods presented.

Capital Resources and Liquidity

     The consolidated net assets invested in Financial Services are subject, in varying degrees, to regulatory rules and regulations including restrictions on the payment of dividends to the parent company. Accordingly, parent company and Financial
Services capital resources and liquidity are discussed separately.

Parent Company

Operating Activities

     Cash provided by operations was $20 million. The loss for first quarter 2003 included $86 million of depreciation and other non-cash charges. Dividends received from Financial Services were $35 million. Working capital needs increased $47 million, principally due to a $30 million increase in receivables and the payment of year-end 2002 accrued expense. The increase in receivables was due primarily to seasonally higher March revenues.

Investing Activities

     Investing activities used $2 million. Proceeds from the sale of non-strategic assets acquired in connection with the acquisition of Gaylord were $30 million.

     Capital expenditures were $29 million. Capital expenditures are expected to approximate $170 million in 2003 or about 70 percent of the $240 million of expected depreciation in 2003.

Financing Activities

     Financing activities used $24 million. Cash dividends paid to shareholders were $19 million or $0.34 per share. Debt and other borrowings were reduced $5 million.

Liquidity and Off Balance Sheet Financing Arrangements

     The parent company's sources of short-term funding are its operating cash flows, which include dividends received from Financial Services, and its existing credit arrangements. The parent company operates in cyclical industries, and its operating cash flows vary accordingly. The dividends received from the savings bank are subject to regulatory approval and restrictions.

     At first quarter-end 2003, the parent company had $666 million in unused borrowing capacity under its existing credit agreements and $148 million under the accounts receivable securitization program. At first quarter-end 2003, the parent company complied with all of the terms and conditions of its credit agreements and accounts receivable securitization program. In 2003, $80 million in credit agreements expire all of which are unused at first quarter-end 2003. The long-term debt of the parent company is currently rated BBB and Baa3 by the rating agencies, with one rating agency maintaining a negative outlook.

     In first quarter 2003, one of the joint ventures in which the Company participates successfully renewed its letters of credit that were scheduled to expire in second quarter 2003. The Company continues to guarantee one-half, or $28 million of the renewed letters of credit.

Financial Services

     The principal sources of cash for Financial Services are operating cash flows, principal payments on securities, deposits, and borrowings. Financial Services uses these funds to invest in earning assets, generally loans and securities.

Operating Activities

     Cash provided by operations was $260 million. Loans held for sale increased $168 million while escrow cash related to mortgage loans serviced decreased $24 million.

Investing Activities

     Cash used in investing activities was $271 million.
Securities purchases, net of maturities, were $25 million and loan originations, net of collections, were $239 million.

Financing Activities

     Cash used for financing activities was $100 million.
Borrowings decreased $216 million while deposits increased $150 million. In addition, a $35 million dividend was paid to the parent company.

Cash Equivalents

     Cash equivalents were $327 million at first quarter-end 2003 compared with $438 million at year-end 2002.

Other

     Financial Services' short-term funding needs are met through operating cash flows, attracting new retail deposits, increased borrowings, and converting assets to cash through sales or reverse repurchase agreements. Assets that can be converted to cash include short-term investments, mortgage loans held for sale, and securities. At first quarter-end 2003, Financial Services had available liquidity of $2.2 billion. In addition, at first quarter-end 2003 commitments to originate single-family residential mortgage loans totaled $2.2 billion and commitments to sell single-family residential mortgage loans totaled $1.8 billion.

     At first quarter-end 2003, the savings bank exceeded all applicable regulatory capital requirements. The parent company expects to maintain the savings bank capital at a level that exceeds the minimum required for designation as "well capitalized." As a result, the Company may make capital contributions to the savings bank. During first quarter 2003, the Company made no capital contributions to the savings bank.

     Selected financial and regulatory capital data for the
savings bank follows:
                                                  First
                                                 Quarter     Year-End
                                                   2003        2002
                                                  -----       ------
                                                (dollars in millions)
Balance sheet data
     Total assets                             $  17,459    $  17,479
     Total deposits                               9,568        9,467
     Shareholder's equity                           936          944

                               Savings    Regulatory   For Categorization
                                Bank       Minimum          as "Well
                                                          Capitalized"
                               ------     ----------   ------------------
Regulatory capital ratios:
  Tangible capital               6.4%         2.0%             N/A
  Leverage capital               6.4%         4.0%             5.0%
  Tier 1 risk-based capital      9.5%         4.0%             6.0%
  Total risk-based capital      10.7%         8.0%            10.0%

Energy and the Effects of Inflation

     Energy costs, principally natural gas, were $75 million in first quarter 2003 compared with $50 million in first quarter 2002. Energy costs began to rise during fourth quarter 2002 and continued to rise during first quarter 2003, moderating somewhat in April 2003. It is likely that energy costs will continue to fluctuate during 2003.

Litigation and Related Matters

     On May 14, 1999, Inland Paperboard and Packaging ("Inland") and Gaylord were named as defendants in a Consolidated Class Action Complaint that alleged a civil violation of Section 1 of the Sherman Act. The suit, captioned Winoff Industries, Inc. v. Stone Container Corporation, MDL No. 1261 (E.D. Pa.), names Inland, Gaylord, and eight other linerboard manufacturers as defendants. The complaint alleges that the defendants, during the period from October 1, 1993, through November 30, 1995, conspired to limit the supply of linerboard, and that the purpose and effect of the alleged conspiracy was artificially to increase prices of corrugated containers. The plaintiffs moved to certify a class of all persons in the United States who purchased corrugated containers directly from any defendant during the above period, and seek treble damages and attorneys' fees on behalf of the purported class. The trial court granted plaintiffs' motion on September 4, 2001, but modified the proposed class to exclude those purchasers whose prices were "not tied to the price of linerboard." The United States Court of Appeals for the Third Circuit accepted review of the decision to certify the class and upheld the trial court's ruling.
Defendants appealed this decision to the United States Supreme Court, which denied their petition for a writ of certiorari. The case is currently set for trial in April 2004.

     Inland and Gaylord executed a settlement agreement on April 11, 2003, with the representatives of the class. On April 14, 2003, the trial court entered an order preliminarily approving
the terms of the settlement.   Inland and Gaylord paid a total of
$8 million into escrow on April 17, 2003, to fulfill the terms of the settlement, which amount was within the amount previously accrued by the Company in connection with this matter. Notice of the settlement has been mailed to all members of the classes and will be published in the Wall Street Journal and trade publications. Objections to the settlement, if any, must be filed with the court no later than June 9, 2003. A final hearing on the fairness of the settlement to the classes will be held on August 11, 2003. The settlement will not become final until appeals, if any, to a final order approving the settlement terms have been exhausted.

Accounting Policies

New Accounting Standards Adopted

Stock-Based Compensation
     Beginning January 2003, the Company voluntarily adopted the prospective transition method of accounting for stock-based compensation contained in SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123. The principal effect of adopting the prospective transition method is that the fair value of stock options granted in 2003 and thereafter are charged to expense over the option vesting period. As a result of the adoption of this prospective transition method, first quarter 2003 net loss was increased by $0.1 million with no effect on earnings per share.

     Prior to 2003, the Company used the intrinsic value method in accounting for its stock-based compensation. As a result, no stock-based compensation expense related to stock options is reflected in prior years' net income, as all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Therefore, the cost related to stock-based compensation recognized in net income
(loss) for first quarter 2003 and 2002 is less than would have been recognized if the fair value method had been applied to all stock options granted since 1995. See Note I for further information regarding stock-based compensation.

Asset Retirement Obligations
     Beginning January 2003, the Company was required to adopt Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations. The Statement requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost is capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. The effect of adopting this statement was to increase property, plant and equipment by $3 million, recognize an asset retirement obligation liability of $4 million, and to increase first quarter net loss by $1 million or $0.01 per share for the cumulative effect of adoption.

Disposal Activities
     Beginning January 2003, the Company was required to adopt SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Under this statement, liabilities for costs associated with exit or disposal activities, including restructurings, are recognized when the liability is incurred and can be measured at estimated fair value. The effect on earnings or financial position of adopting this statement was not material.

Other Pronouncements
     Also during first quarter 2003, the Company was required to adopt FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others and FASB Interpretation No. 46, Consolidation of Variable Interest Entities. The effect on earnings or financial position of adopting these other pronouncements was not material.

Critical Accounting Estimates

     In first quarter 2003, there were no significant changes in critical accounting estimates from that disclosed in the Company's Form 10-K for the year 2002.

Statistical and other data(a)
                                                 First Quarter
                                                2003        2002
                                               ------      ------
Revenues                                      (dollars in millions)
Corrugated Packaging
  Corrugated packaging                       $    625    $   522
  Linerboard                                       42         35
                                                -----      -----
     Total Corrugated Packaging              $    667    $   557
                                                =====      =====
Building Products
  Pine lumber                                $     56    $    52
  Particleboard                                    39         43
  Medium density fiberboard                        26         26
  Gypsum wallboard                                 18         19
  Fiberboard                                       14         16
  Other                                            27         34
                                                -----      -----
     Total Building Products                 $    180    $   190
                                                =====      =====

Unit sales
Corrugated Packaging
  Corrugated packaging, thousand tons             780        635
  Linerboard, thousands of tons                   124        109
                                                -----      -----
     Total, thousands of tons                     904        744
                                                =====      =====

Building Products
  Pine lumber, mbf                                198        173
  Particleboard, msf                              155        160
  Medium density fiberboard, msf                   64         67
  Gypsum wallboard, msf                           161        173
  Fiberboard, msf                                  87         97

(a) Revenues and unit sales do not include joint venture operations

Note: Data for Corrugated Packaging for 2003 is not comparable due to the effect of acquisitions completed in 2002.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

Interest Rate Risk

     The Company is subject to interest rate risk from the utilization of financial instruments such as adjustable-rate debt and other borrowings, as well as the lending and deposit-gathering activities of Financial Services. In first quarter 2003, there were no significant changes in interest rate risk from that disclosed in the Company's Form 10-K for the year 2002.

     Additionally, the fair value of mortgage servicing rights (estimated at $102 million at first quarter-end 2003) is also affected by changes in interest rates. The Company estimates that a one percent decline in interest rates from current levels would decrease the fair value of the mortgage servicing rights by approximately $26 million.

Foreign Currency Risk

     In first quarter 2003, there were no significant changes in foreign currency risk from that disclosed in the Company's Form
10-K for the year 2002.

Commodity Price Risk

     In first quarter 2003, there were no significant changes in commodity price risk from that disclosed in the Company's Form
10-K for the year 2002.

ITEM 4.  CONTROLS AND PROCEDURES

(a)Evaluation of disclosure controls and procedures

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

(b) Changes in internal controls.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses revealed through this evaluation and, accordingly, no corrective actions were necessary.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

     The information set forth in Note E to Notes to Consolidated Financial Statements in Part I of this report is incorporated by reference thereto.

     On May 14, 1999, Inland Paperboard and Packaging, Inc. ("Inland") and Gaylord were named as defendants in a Consolidated Class Action Complaint that alleged a civil violation of Section 1 of the Sherman Act. The suit, captioned Winoff Industries, Inc.
v. Stone Container Corporation, MDL No. 1261 (E.D. Pa.), names Inland, Gaylord, and eight other linerboard manufacturers as defendants. The complaint alleges that the defendants, during the period from October 1, 1993, through November 30, 1995, conspired to limit the supply of linerboard, and that the purpose and effect of the alleged conspiracy was artificially to increase prices of corrugated containers. The plaintiffs moved to certify a class of all persons in the United States who purchased corrugated containers directly from any defendant during the above period, and seek treble damages and attorneys' fees on behalf of the purported class. The trial court granted plaintiffs' motion on September 4, 2001, but modified the proposed class to exclude those purchasers whose prices were "not tied to the price of linerboard." The United States Court of Appeals for the Third Circuit accepted review of the decision to certify the class and upheld the trial court's ruling.
Defendants appealed this decision to the United States Supreme Court, which denied their petition for a writ of certiorari. The case is currently set for trial in April 2004.

     Inland and Gaylord executed a settlement agreement on April 11, 2003, with the representatives of the class. On April 14, 2003, the trial court entered an order preliminarily approving
the terms of the settlement.   Inland and Gaylord paid a total of
$8 million into escrow on April 17, 2003, to fulfill the terms of the settlement, which amount was within the amount previously accrued by the Company in connection with this matter. Notice of the settlement has been mailed to all members of the classes and will be published in the Wall Street Journal and trade publications. Objections to the settlement, if any, must be filed with the court no later than June 9, 2003. A final hearing on the fairness of the settlement to the classes will be held on August 11, 2003. The settlement will not become final until appeals, if any, to a final order approving the settlement terms have been exhausted.

     On April 3, 2003, the Georgia Department of Natural Resources, Environmental Protection Division sent Inland a Notice of Violation alleging that Inland's linerboard mill in Rome, Georgia, had experienced 502 excess sulfur dioxide emissions in the fourth quarter of 2002 due to the burning of coal with a level of sulfur that was too high. The Company timely filed its response to the State on May 1, 2003. The Company believes the likelihood of a material loss from this to be remote and does not believe that the outcome of this Notice of Violation should have a material adverse effect on its financial position, results of operations, or cash flow.

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

               During the quarter ended March 29, 2003, the Company filed the following Current Reports on Form 8-K:

1. Current Report on Form 8-K dated February 7, 2003, reporting under Item 9 the issuance of the Company's earnings release for the period ended December 29, 2002.
2. Current Report on Form 8-K dated March 26, 2003, reporting under Item 9 a press release issued by the Company commending on earnings for the period ending March 29, 2003.

                           SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   TEMPLE-INLAND INC.
                                      (Registrant)





Dated:  May 12, 2003               By: /s/ Louis R. Brill
                                      -----------------------
                                      Louis R. Brill
                                      Chief Accounting Officer

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


Date: May 12, 2003                 /s/ Kenneth M. Jastrow, II
                                  ----------------------------
                                   Kenneth M. Jastrow, II
                                   Chief Executive Officer

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


Date: May 12, 2003                 /s/ Randall D. Levy
                                  -------------------------
                                   Randall D. Levy
                                   Chief Financial Officer

                       INDEX TO EXHIBITS



Exhibit No.         Description                        Page No.
-----------         -----------                        ---------
99.1                Certification of Chief Executive      46
                    Officer pursuant to 18 U.S.C.
                    Section 1350, as adopted pursuant
                    to Section 906 of the Sarbanes-
                    Oxley Act of 2002

99.2                Certification of Chief Financial      47
                    Officer pursuant to 18 U.S.C.
                    Section 1350, as adopted pursuant
                    to Section 906 of the Sarbanes-
                    Oxley Act of 2002