Form 10-Q
period 2003-06-28
TEMPLE INLAND INC
filed 2003-08-12
CIK 731939

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                         FORM 10-Q
(Mark One)

[x]   Quarterly Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934 for the Quarterly Period
      Ended     June 28, 2003

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

      Indicate  the number of shares outstanding of each  of  the issuer's  classes  of common stock, as of the latest  practicable date:
                              Number of common shares outstanding
          Class                       as of June 28, 2003
     Common Stock (par
     value $1.00 per share)               54,150,400

Page 1 of 56                      The Exhibit Index is page 50.

                      PART I.  FINANCIAL INFORMATION
                       ITEM 1.  FINANCIAL STATEMENTS

SUMMARIZED STATEMENTS OF INCOME
PARENT COMPANY (TEMPLE-INLAND INC.)
Unaudited


                                       Second Quarter   First Six Months
                                       2003     2002      2003    2002
                                       ----     ----      ----    ----
                                                (in millions)
NET REVENUES                         $    877  $   921 $  1,724  $ 1,668

COSTS AND EXPENSES
  Cost of sales                           800      795    1,596    1,452
  Selling and administrative               75       84      150      152
  Other (income) expense                   21        6       30        6
                                        -----    -----    -----    -----
                                          896      885    1,776    1,610
                                        -----    -----    -----    -----
                                          (19)      36      (52)      58
FINANCIAL SERVICES EARNINGS                42       37       81       64
                                        -----    -----    -----    -----
OPERATING INCOME                           23       73       29      122
  Interest expense                        (35)     (36)     (70)     (61)
  Other expense                            --      (11)      --      (11)
                                        -----    -----    -----    -----
INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE TAXES                 (12)      26      (41)      50
  Income tax (expense) benefit            167      (10)     179      (19)
                                        -----    -----    -----    -----
INCOME FROM CONTINUING OPERATIONS         155       16      138       31
  Discontinued operations                   1       (1)       1       (1)
                                        -----    -----    -----    -----
INCOME BEFORE ACCOUNTING CHANGE           156       15      139       30
  Effect of accounting change              --       --       (1)     (11)
                                        -----    -----    -----    -----

NET INCOME                           $    156   $   15 $    138   $   19
                                        =====    =====    =====    =====



                See the notes to consolidated financial statements.

SUMMARIZED BALANCE SHEETS
PARENT COMPANY (TEMPLE-INLAND INC.)
Unaudited


                                                      Second
                                                      Quarter  Year-End
                                                       2003      2002
                                                       ----      ----
                                                        (in millions)
                      ASSETS
Current Assets
  Cash and cash equivalents                        $     17   $     17
  Receivables, net of allowances of $13 in 2003         398        352
    and $13 in 2002
  Inventories:
    Work in process and finished goods                   86         69
    Raw materials and supplies                          240        269
                                                      -----      -----
    Total inventories                                   326        338
                                                      -----      -----
  Prepaid expenses and other                             66         50
                                                      -----      -----
      Total current assets                              807        757
                                                      -----      -----
Investment in Financial Services                      1,161      1,178
Property and Equipment:
  Land and buildings                                    641        638
  Machinery and equipment                             3,451      3,412
  Construction in progress                               87         92
  Less allowances for depreciation                   (2,202)    (2,101)
                                                      -----      -----
                                                      1,977      2,041
  Timber and timberlands - less depletion               499        508
                                                      -----      -----
      Total property and equipment                    2,476      2,549
Goodwill                                                239        249
Assets of Discontinued Operations                        25         78
Other Assets                                            153        146
                                                      -----      -----
TOTAL ASSETS                                       $  4,861   $  4,957
                                                      =====      =====

       LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                 $    207   $    188
  Employee compensation and benefits                     57         67
  Accrued interest                                       29         30
  Accrued property taxes                                 23         28
  Other accrued expenses                                131        133
  Liabilities of discontinued operations                 20         28
  Current portion of long-term debt                       6          8
                                                      -----      -----
     Total current liabilities                          473        482

Long-Term Debt                                        1,813      1,883
Deferred Income Taxes                                    59        245
Postretirement Benefits                                 148        147
Pension Liability                                       163        142
Other Long-Term Liabilities                             139        109
                                                      -----      -----
     Total Liabilities                                2,795      3,008
Shareholders' Equity                                  2,066      1,949
                                                      -----      -----
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $  4,861   $  4,957
                                                      =====      =====


                See the notes to consolidated financial statements.

SUMMARIZED STATEMENTS OF CASH FLOW
PARENT COMPANY (TEMPLE-INLAND INC.)
Unaudited


                                                       First Six Months
                                                        2003     2002
                                                        ----     ----
                                                         (in millions)
CASH PROVIDED BY (USED FOR) OPERATIONS
  Net income                                         $    138 $     19
  Adjustments:
    Depreciation, depletion and amortization              117      108
    Depreciation of leased property                         1        1
    Non-cash stock based compensation                      16        4
    Non-cash pension and postretirement expense            27       12
    Cash contribution to pension and postretirement
      plans                                                (6)      (6)
    Other non-cash charges (credits)                     (135)      17
    Deferred income taxes                                  --       12
    Unremitted earnings from Financial Services           (52)     (57)
    Dividends from Financial Services                      70       75
    Working capital changes, net                          (42)     (48)
    Net assets of discontinued operations                  (1)       9
    Loss from discontinued operations                      (1)       1
    Cumulative effect of accounting change                  1       11
    Other                                                   9       20
                                                        -----    -----
                                                          142      178
                                                        -----    -----

CASH PROVIDED BY (USED FOR) INVESTING
    Capital expenditures                                  (58)     (52)
    Sales of non-strategic assets and operations           30       33
    Acquisition of Gaylord, net of cash acquired           --     (568)
    Other acquisitions and joint ventures                  (5)     (37)
    Other                                                  --       (3)
                                                        -----    -----
                                                          (33)    (627)
                                                        -----    -----
CASH PROVIDED BY (USED FOR) FINANCING
    Payments of debt                                      (74)    (262)
    Cash dividends paid to shareholders                   (37)     (33)
    Bridge financing facility                              --      880
    Payment of bridge financing facility                   --     (880)
    Payment of assumed Gaylord bank debt                   --     (285)
    Sale of common stock                                   --      215
    Sale of Upper DECSSM                                   --      345
    Sale of Senior Notes                                   --      496
    Other additions to debt                                 2       30
    Other                                                  --      (21)
                                                        -----    -----
                                                         (109)     485
                                                        -----    -----

Net increase in cash                                       --       36
Cash at beginning of period                                17        3
                                                        -----    -----
Cash at end of period                                $     17 $     39
                                                        =====    =====



                See the notes to consolidated financial statements.

SUMMARIZED STATEMENTS OF INCOME
FINANCIAL SERVICES
Unaudited


                                            Second Quarter   First Six Months
                                            2003     2002     2003      2002
                                            ----     ----     ----      ----
                                                      (in millions)
INTEREST INCOME
  Loans and loans held for sale          $    131 $    142 $     264 $    288
  Securities available-for-sale                18       27        38       58
  Securities held-to-maturity                  37       17        76       27
  Other earning assets                          1        1         2        2
                                            -----    -----     -----    -----
    Total interest income                     187      187       380      375
INTEREST EXPENSE
  Deposits                                     49       58       102      123
  Borrowed funds                               44       38        89       69
                                            -----    -----     -----    -----
    Total interest expense                     93       96       191      192
                                            -----    -----     -----    -----
NET INTEREST INCOME                            94       91       189      183
  Provision for loan losses                   (20)     (15)      (31)     (29)
                                            -----    -----     -----    -----
NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                                  74       76       158      154
                                            -----    -----     -----    -----
NONINTEREST INCOME
  Loan servicing fees                           7       11        16       22
  Amortization and impairment of servicing
    rights                                    (23)      (9)      (41)     (17)
  Loan origination fees                        51       24        94       54
  Gain on sale of loans                        37       14        60       27
  Real estate operations                       12       13        20       22
  Insurance commissions and fees               12       13        22       24
  Service charges on deposits                   9        7        17       14
  Operating lease income                        3        3         5        6
  Other                                        10        6        20       15
                                            -----    -----     -----    -----
    Total noninterest income                  118       82       213      167
                                            -----    -----     -----    -----
NONINTEREST EXPENSE
  Compensation and benefits                    91       67       174      143
  Loan servicing and origination                4        1         7        2
  Real estate operations, other than
    compensation                                8        8        15       15
  Insurance operations, other than
    compensation                                4        3         7        7
  Occupancy                                     8        8        16       17
  Data processing                               6        7        13       17
  Other                                        29       27        58       56
                                            -----    -----     -----    -----
    Total noninterest expense                 150      121       290      257
                                            -----    -----     -----    -----
INCOME BEFORE TAXES                            42       37        81       64
  Income tax expense                          (15)      (4)      (29)      (7)
                                            -----    -----     -----    -----
NET INCOME                               $     27 $     33 $      52 $     57
                                            =====    =====     =====    =====




                See the notes to consolidated financial statements.

SUMMARIZED BALANCE SHEETS
FINANCIAL SERVICES
Unaudited


                                                      Second
                                                     Quarter   Year-End
                                                       2003      2002
                                                       ----      ----
                                                        (in millions)

                      ASSETS
Cash and cash equivalents                           $    341  $     438
Loans held for sale                                    1,051      1,088
Loans receivable, net of allowance for losses of
  $117 in 2003 and $132 in 2002                        9,594      9,668
Securities available-for-sale                          1,621      1,926
Securities held-to-maturity                            4,272      3,915
Real estate                                              247        249
Premises and equipment, net                              158        157
Accounts, notes and accrued interest receivable          143        159
Goodwill                                                 149        148
Mortgage servicing rights                                 81        105
Other assets                                             246        163
                                                      ------     ------
TOTAL ASSETS                                        $ 17,903  $  18,016
                                                      ======     ======

       LIABILITIES AND SHAREHOLDER'S EQUITY
Deposits                                            $  9,150  $   9,203
Federal Home Loan Bank advances                        3,432      3,386
Securities sold under repurchase agreements            2,560      2,907
Obligations to settle trade date securities              573        369
Other liabilities                                        550        487
Other borrowings                                         172        181
Preferred stock issued by subsidiaries                   305        305
                                                      ------     ------
TOTAL LIABILITIES                                     16,742     16,838
                                                      ------     ------
SHAREHOLDER'S EQUITY                                   1,161      1,178
                                                      ------     ------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY          $ 17,903  $  18,016
                                                      ======     ======






                See the notes to consolidated financial statements.

SUMMARIZED STATEMENTS OF CASH FLOWS
FINANCIAL SERVICES
Unaudited


                                                     First Six Months
                                                      2003     2002
                                                      ----     ----
                                                       (in millions)

CASH PROVIDED BY (USED FOR) OPERATIONS
  Net income                                        $     52 $     57
  Adjustments:
    Amortization and accretion                            44       19
    Depreciation                                          12       12
    Depreciation of leased assets                          4        5
    Provision for loan losses                             31       29
    Deferred income taxes                                 (9)      (1)
    Originations of loans held for sale               (7,458)  (3,750)
    Sales of loans held for sale                       7,495    4,082
    Collections on loans serviced for others, net        (31)    (159)
    Originated mortgage servicing rights                 (19)     (28)
    Other                                                 55       19
                                                       -----    -----
                                                         176      285
                                                       -----    -----
CASH PROVIDED BY (USED FOR) INVESTING
  Purchases of securities available-for-sale              (4)     (21)
  Principal payments and maturities of securities
    available-for-sale                                   312      420
  Purchases of securities held-to-maturity            (1,112)  (1,115)
  Principal payments and maturities of securities
    held-to-maturity                                     960       56
  Loans originated or acquired, net of collections       (44)     154
  Sale of mortgage servicing rights                       --       34
  Sale of loans                                           23        1
  Acquisitions, net of cash acquired                      (1)      (6)
  Capital expenditures                                   (11)      (7)
  Other                                                    4       (1)
                                                       -----    -----
                                                         127     (485)
                                                       -----    -----
CASH PROVIDED BY (USED FOR) FINANCING
  Net decrease in deposits                               (29)    (592)
  Securities sold under repurchase agreements and
    short-term borrowings, net                            58     (309)
  Additions to debt and long-term FHLB advances           57    1,121
  Payments of debt and long-term FHLB advances          (425)    (108)
  Dividends paid to parent company                       (70)     (75)
  Other                                                    9        4
                                                       -----    -----
                                                        (400)      41
                                                       -----    -----
Net decrease in cash and cash equivalents                (97)    (159)
Cash and cash equivalents at beginning of period         438      587
                                                       -----    -----
Cash and cash equivalents at end of period          $    341 $    428
                                                       =====    =====



                See the notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
TEMPLE-INLAND INC. AND SUBSIDIARIES
Unaudited



                                           Second Quarter  First Six Months
                                            2003    2002     2003    2002
                                            ----    ----     ----    ----
                                        (in millions, except per share amounts)
REVENUES
  Manufacturing                         $     877 $    921  $  1,724 $  1,668
  Financial Services                          305      269       593      542
                                            -----    -----     -----    -----
                                            1,182    1,190     2,317    2,210
                                            -----    -----     -----    -----

COSTS AND EXPENSES
  Manufacturing                               896      885     1,776    1,610
  Financial Services                          263      232       512      478
                                            -----    -----     -----    -----
                                            1,159    1,117     2,288    2,088
                                            -----    -----     -----    -----
OPERATING INCOME                               23       73        29      122
  Parent company interest                     (35)     (36)      (70)     (61)
  Other expense                                --      (11)       --      (11)
                                            -----    -----     -----    -----
INCOME (LOSS) BEFORE TAXES                    (12)      26       (41)      50
  Income tax (expense) benefit                167      (10)      179      (19)
                                            -----    -----     -----    -----
INCOME FROM CONTINUING OPERATIONS             155       16       138       31
  Discontinued operations                       1       (1)        1       (1)
                                            -----    -----     -----    -----
INCOME BEFORE ACCOUNTING CHANGE               156       15       139       30
  Effect of accounting change                  --       --        (1)     (11)
                                            -----    -----     -----    -----
NET INCOME                              $     156 $     15 $     138 $     19
                                            =====    =====     =====    =====

EARNINGS (LOSS) PER SHARE
  Basic:
    Income from continuing operations   $    2.86 $   0.31 $    2.55 $   0.61
    Discontinued operations                  0.01    (0.02)     0.01    (0.02)
    Effect of accounting change                --       --     (0.01)   (0.22)
                                            -----    -----     -----    -----
    Net income                          $    2.87 $   0.29 $    2.55 $   0.37
                                            =====    =====     =====    =====

  Diluted:
    Income from continuing operations   $    2.86 $   0.31 $    2.55 $   0.61
    Discontinued operations                  0.01    (0.02)     0.01    (0.02)
    Effect of accounting change                --       --     (0.01)   (0.22)
                                            -----    -----     -----    -----
    Net income                          $    2.87 $   0.29 $    2.55 $   0.37
                                            =====    =====     =====    =====

DIVIDENDS PAID PER SHARE OF COMMON
  STOCK                                 $    0.34 $   0.32 $    0.68 $   0.64
                                            =====    =====     =====    =====





                See the notes to consolidated financial statements.

CONSOLIDATING BALANCE SHEETS
TEMPLE-INLAND INC. AND SUBSIDIARIES
Second Quarter 2003
Unaudited




                                            Parent   Financial
                                            Company  Services    Consolidated
                                            -------  ---------   ------------
                                                     (in millions)
                 ASSETS
  Cash and cash equivalents               $    17  $     341  $       358
  Loans held for sale                          --      1,051        1,051
  Loans receivable, net                        --      9,594        9,594
  Securities available-for-sale                --      1,621        1,621
  Securities held-to-maturity                  --      4,272        4,272
  Trade receivables, net                      398         --          398
  Inventories                                 326         --          326
  Property and equipment, net               2,476        158        2,634
  Goodwill                                    239        149          388
  Other assets                                244        717          918
  Investment in Financial Services          1,161         --           --
                                            -----     ------       ------
    TOTAL ASSETS                          $ 4,861  $  17,903  $    21,560
                                            =====     ======       ======

  LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits                                $    --  $   9,150  $     9,150
  Federal Home Loan Bank advances              --      3,432        3,432
  Securities sold under repurchase             --      2,560        2,560
  Obligations to settle trade date             --        573          573
  Other liabilities                           612        550        1,137
  Long-term debt                            1,813        172        1,985
  Deferred income taxes                        59         --           41
  Postretirement benefits                     148         --          148
  Pension liability                           163         --          163
  Preferred stock issued by subsidiaries       --        305          305
                                            -----     ------       ------
    TOTAL LIABILITIES                     $ 2,795  $  16,742  $    19,494
                                            -----     ------       ------

SHAREHOLDERS' EQUITY
  Preferred stock - par value $1 per share:
    authorized 25,000,000 shares; none issued                          --
  Common stock - par value $1 per share:
    authorized 200,000,000 shares; issued
    61,389,552 shares including shares held
    in the treasury                                                    61
  Additional paid-in capital                                          370
  Accumulated other comprehensive loss                               (138)
  Retained earnings                                                 2,101
                                                                   ------
                                                                    2,394
  Cost of shares held in the treasury:
    7,239,152 shares                                                 (328)
                                                                   ------
    TOTAL SHAREHOLDERS' EQUITY                                      2,066
                                                                   ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $     21,560
                                                                   ======







                See the notes to consolidated financial statements.

CONSOLIDATING BALANCE SHEETS
TEMPLE-INLAND INC. AND SUBSIDIARIES
Year-End 2002
Unaudited




                                            Parent   Financial
                                            Company  Services    Consolidated
                                            -------  ---------   ------------
                                                     (in millions)
                 ASSETS
  Cash and cash equivalents               $    17  $     438  $       455
  Loans held for sale                          --      1,088        1,088
  Loans receivable, net                        --      9,668        9,668
  Securities available-for-sale                --      1,926        1,926
  Securities held-to-maturity                  --      3,915        3,915
  Trade receivables                           352         --          352
  Inventories                                 338         --          338
  Property and equipment, net               2,549        157        2,706
  Goodwill                                    249        148          397
  Other assets                                274        676          915
  Investment in Financial Services          1,178         --           --
                                            -----     ------       ------
    TOTAL ASSETS                          $ 4,957  $  18,016  $    21,760
                                            =====     ======       ======

  LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits                                $    --  $   9,203  $     9,203
  Federal Home Loan Bank advances              --      3,386        3,386
  Securities sold under repurchase             --      2,907        2,907
  Obligations to settle trade date             --        369          369
  Other liabilities                           591        487        1,052
  Long-term debt                            1,883        181        2,064
  Deferred income taxes                       245         --          236
  Postretirement benefits                     147         --          147
  Pension liability                           142         --          142
  Preferred stock issued by subsidiaries       --        305          305
                                            -----     ------       ------
    TOTAL LIABILITIES                     $ 3,008  $  16,838  $    19,811
                                            -----     ------       ------
SHAREHOLDERS' EQUITY
  Preferred stock - par value $1 per share:
    authorized 25,000,000 shares; none issued                          --
  Common stock - par value $1 per share:
    authorized 200,000,000 shares; issued
    61,389,552 shares including shares held
    in the treasury                                                    61
  Additional paid-in capital                                          368
  Accumulated other comprehensive loss                               (136)
  Retained earnings                                                 2,000
                                                                   ------
                                                                    2,293
  Cost of shares held in the treasury:
    7,583,293 shares                                                 (344)
                                                                   ------
    TOTAL SHAREHOLDERS' EQUITY                                      1,949
                                                                   ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $    21,760
                                                                   ======



                See the notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
TEMPLE-INLAND INC. AND SUBSIDIARIES
Unaudited


                                                       First Six Months
                                                        2003      2002
                                                        ----      ----
                                                         (in millions)
CASH PROVIDED BY (USED FOR) OPERATIONS
  Net income                                          $    138   $    19
  Adjustments:
    Depreciation, depletion and amortization               129       120
    Depreciation on leased property                          5         6
    Provision for loan losses                               31        29
    Deferred taxes                                          (9)       11
    Other non-cash charges                                (135)       17
    Amortization and accretion of financial
      instruments                                           44        19
    Originations of loans held for sale                 (7,458)   (3,750)
    Sales of loans held for sale                         7,495     4,082
    Working capital changes, net                           (42)      (48)
    Collections on loans serviced for others, net          (31)     (159)
    Originated mortgage servicing rights                   (19)      (28)
    Net assets of discontinued operations                   (1)        9
    Loss from discontinued operations                       (1)        1
    Cumulative effect of accounting change                   1        11
    Other                                                  101        49
                                                         -----     -----
                                                           248       388
                                                         -----     -----
CASH PROVIDED BY (USED FOR) INVESTING
  Capital expenditures                                     (69)      (59)
  Sale of non-strategic assets and operations               30        33
  Purchases of securities available-for-sale                (4)      (21)
  Principal payments and maturities of securities
    available-for-sale                                     312       420
  Purchases of securities held-to-maturity              (1,112)   (1,115)
  Principal payments and maturities and redemptions
    of securities held-to-maturity                         960        56
  Sale of mortgage servicing rights                         --        34
  Loans originated or acquired, net of principal
    collected                                              (44)      154
  Proceeds from sale of loans                               23         1
  Acquisitions, net of cash acquired                        (6)     (611)
  Other                                                      4        (4)
                                                         -----     -----
                                                            94    (1,112)
                                                         -----     -----
CASH PROVIDED BY (USED FOR) FINANCING
  Net decrease in deposits                                 (29)     (592)
  Additions to debt                                         59     1,151
  Payments of debt                                        (499)     (370)
  Repurchase agreements and short-term borrowings, net      58      (309)
  Cash dividends paid to shareholders                      (37)      (33)
  Bridge financing facility                                 --       880
  Payment of bridge financing facility                      --      (880)
  Payment of assumed Gaylord bank debt                      --      (285)
  Sale of common stock, Upper DECS(SM), and Senior Notes    --     1,056
  Other                                                      9       (17)
                                                         -----     -----
                                                          (439)      601
                                                         -----     -----
Net decrease in cash and cash equivalents                  (97)     (123)
Cash and cash equivalents at beginning of period           455       590
                                                         -----     -----
Cash and cash equivalents at end of period            $    358  $    467
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

     The Parent Company (Temple-Inland Inc.) summarized financial statements include the accounts of the Company and its manufacturing subsidiaries (the parent company). The net assets invested in Financial Services are reflected in the summarized financial statements using the equity method. Related earnings, however, are presented before tax to be consistent with the consolidated financial statements. These financial statements should be read in conjunction with the Company's consolidated financial statements and the Financial Services summarized financial statements.

     All material intercompany amounts and transactions have been eliminated. Certain amounts have been reclassified to conform to current year's classifications.

                  TEMPLE-INLAND INC. AND SUBSIDIARIES
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE B - EARNINGS PER SHARE

     Denominators used in computing per share amounts follow:


                                        Second Quarter  First Six Months
                                        2003     2002    2003    2002
                                        ----     ----    ----    ----
                                                (in millions)
Denominator for basic earnings per
share:
  Weighted average common shares         54.1     52.3    54.0    50.9
outstanding
Dilutive effect of:
  Equity purchase contracts                --       --      --      --
  Stock options                            --      0.1     0.1     0.1
                                         ----     ----    ----    ----
Denominator for diluted earnings
  per share                              54.1     52.4    54.1    51.0
                                         ====     ====    ====    ====


NOTE C - COMPREHENSIVE INCOME

     Comprehensive income consists of:

                                        Second Quarter  First Six Months
                                        2003     2002    2003    2002
                                        ----     ----    ----    ----
                                               (in millions)
Net income                           $  156  $   15 $    138 $    19
Other comprehensive income (loss),
  net of taxes:
  Unrealized gains (losses) on:
    Available-for-sale securities        (3)     (1)       1      (1)
    Derivative instruments               (1)     (1)      (1)     --
  Foreign currency translation
    adjustments                           1      (7)      (2)     (6)
                                       ----    ----     ----    ----
Other comprehensive loss                 (3)     (9)      (2)     (7)
                                       ----    ----     ----    ----
Comprehensive income                 $  153  $    6 $    136 $    12
                                       ====    ====     ====    ====

     At second quarter-end 2003, the aggregate fair value of all derivative instruments was a $10 million liability, consisting of a $10 million liability for an interest rate swap derivative and a $0.4 million liability related to linerboard and OCC derivatives. There was no ineffective portion of derivatives charged to earnings in second quarter 2003 or in first six months 2003 and amounts reclassified from other comprehensive income into earnings were not material.

NOTE D - SEGMENT INFORMATION

     The Company has three reportable segments: Corrugated Packaging, Building Products, and Financial Services. The Company evaluates performance based, in part, on operating income before other (income) expense, unallocated general and administrative expenses, parent company interest, and income taxes. Other (income) expense includes gain or loss on sale of assets, asset impairments and expenses associated with consolidation and supply chain initiatives and facility closures.

                  TEMPLE-INLAND INC. AND SUBSIDIARIES
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Unallocated
                                                                            General &
                                                                          Administrative
                                                                            and Other
                                    Corrugated    Building   Financial      (Income)
For second quarter 2003             Packaging     Products   Services       Expense         Total
-----------------------             ---------     --------   --------     --------------    -----
(in millions)
Revenues from external customers      $    685          192        305             --       $ 1,182
Depreciation, depletion and
  amortization                        $     42           16          9(e)           1       $    68
Operating income                      $      1           12         44            (34)(a)   $    23
Financial Services, net
  interest income                     $     --           --         94             --       $    94
Capital expenditures                  $     21            7          6              1       $    35
---------------------------------------------------------------------------------------------------
For first six months 2003 or
at second quarter end 2003
----------------------------
(in millions)
Revenues from external customers      $  1,352          372        593             --       $ 2,317
Depreciation, depletion and
  amortization                        $     83           32         16(e)           3       $   134
Operating income                      $     (3)           3         83            (54)(b)   $    29
Financial Services, net
  interest income                     $     --           --        189             --       $   189
Total assets                          $  2,442        1,116     17,903             99       $21,560
Capital expenditures                  $     41           15         11              2       $    69
Goodwill                              $    239           --        149             --       $   388
---------------------------------------------------------------------------------------------------
For second quarter 2002
(in millions)
Revenues from external customers      $    703          218        269             --       $ 1,190
Depreciation, depletion and
  amortization                        $     42           16          7(e)           1       $    66
Operating income                      $     29           21         37            (14)(c)   $    73
Financial Services, net
  interest income                     $     --           --         91             --       $    91
Capital expenditures                  $     13           11          5              2       $    31
---------------------------------------------------------------------------------------------------
For first six months 2002 or
at second quarter end 2002
----------------------------
(in millions)
Revenues from external customers      $  1,260          408        542             --       $ 2,210
Depreciation, depletion and
  amortization                        $     77           30         17(e)           2       $   126
Operating income                      $     51           31         71            (31)(d)   $   122
Financial Services, net
  interest income                     $     --           --        183             --       $   183
Total assets                          $  2,692        1,200     16,440             73       $20,405
Capital expenditures                  $     30           20          7              2       $    59
Goodwill                              $    162           --        136             --       $   298
---------------------------------------------------------------------------------------------------


(a) Includes other (income) expenses of $23 million, of which $1 million is related to the Mt. Jewett particleboard plant closure, which applies to Building Products, $23 million is related to consolidation and supply chain cost reduction initiatives of which $2 million was attributable to Financial Services, and other income of $1 million related to the collection of notes that were written off in 2002, which applies to Corrugated Packaging.
(b) Includes other (income) expenses of $32 million, of which $6 million is related to box plant closures, which applies to Corrugated Packaging, $1 million is related to Mt.Jewett particleboard plant closure, $26 million is related to consolidation and supply chain cost reduction initiatives of which $2 million was attributable to Financial Services, and other income of $1 million related to the collection of notes that were written off in 2002, which applies to Corrugated Packaging.

                  TEMPLE-INLAND INC. AND SUBSIDIARIES
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


(c) Includes other expenses of $6 million related to the repurchase of notes sold with recourse, which applies to Corrugated Packaging.
(d) Includes other expenses of $13 million, of which $7 million is related to severance and write-off of technology investments, which applies to Financial Services, and $6 million related to the repurchase of notes sold with recourse, which applies to Corrugated Packaging.
(e) Includes depreciation and amortization of premises and equipment and leased assets.

NOTE E - CONTINGENCIES

     There are pending against the Company and its subsidiaries lawsuits, claims and environmental matters arising in the regular course of business. The resolution of these matters is not expected to have a material adverse effect on the Company's operations or financial position.

NOTE F - ACQUISITIONS

The Company acquired effective control of Gaylord Container Corporation on February 28, 2002. The Company acquired a box plant in Puerto Rico during March 2002, two converting operations of Mack Packaging Group, Inc. during May 2002, and Fibre Innovations LLC during November 2002. The results of the acquired operations have been included in the Company's income statement since the dates of acquisition.

The following parent company unaudited pro forma information assumes these acquisitions and related financing occurred at the beginning of 2002 (in millions except per share):

                                      Second Quarter   First Six Months
                                          2002              2002
                                          ----              ----
                                      (in millions, except per share)
Net revenues                        $          927  $       1,811
Income from continuing operations   $           13  $          19
Per diluted share
Income from continuing operations   $         0.25  $        0.37

NOTE G - DISCONTINUED OPERATIONS

     At second quarter-end 2003, discontinued operations consist of Gaylord's chemical business and accruals related to the 1999 sale of the bleached paperboard operations. At second quarter-end 2003, the assets and liabilities of discontinued operations includes $8 million of working capital, $16 million of property and equipment, and $19 million of environmental and other long-term accruals. Revenues from discontinued operations for second quarter 2003 were $3 million and for first six months 2003 were $12 million.

                  TEMPLE-INLAND INC. AND SUBSIDIARIES
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE H - OTHER OPERATING (INCOME) EXPENSE

     Other operating (income) expense consists of:

                                 Second Quarter     First Six Months
                                 2003      2002      2003     2002
                                 ----      ----      ----     ----
                                           (in millions)
Expenses associated with
  consolidation and supply
  chain initiatives             $    21  $    --   $    24  $     --
Loss on closure of Mt. Jewett
  particleboard                       1       --         1        --
(Income) loss related to
  collection of notes that
  were written off in 2002           (1)       6        (1)        6
Loss on closure of box plants        --       --         6        --
                                  -----    -----     -----     -----
Total                           $    21  $     6   $    30  $      6
                                  =====    =====     =====     =====

     Expenses related to initiatives to consolidate administrative functions and effect improvements in supply chain management consist principally of relocation costs and fees paid to third party consultants.

     During second quarter 2003, the Company permanently closed two box plants and paid $1 million in severance with another $1 million in severance to be paid in third quarter 2003. During second quarter 2003, the Company indefinitely shutdown the Mt. Jewett particleboard plant and incurred $1 million in severance, all of which was paid in second quarter 2003.

     A summary of the activity related to all facility closure accruals for second quarter 2003 follows:

                      Beginning               Cash         End of
                      of Period    Additions  Payments     Period
                      ---------    ---------  --------     ------
Involuntary employee
  terminations        $     2       $     1   $    (2)     $    1
Contract termination
  penalties                 6            --        --           6
Environmental
  compliance               13            --        (1)         12
Demolition                 12            --        --          12
                        -----         -----     -----       -----
Total                 $    33       $     1   $    (3)     $   31
                        =====         =====     =====       =====

                  TEMPLE-INLAND INC. AND SUBSIDIARIES
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE I - INCOME TAX

     During second quarter 2003, the Internal Revenue Service concluded its examination of the Company's tax returns through 1996, including matters related to net operating losses and minimum tax credit carryforwards, which resulted from certain deductions following the 1988 acquisition of Guaranty Bank and for which no financial accounting benefit had been recognized. Also, the Company resolved certain state tax refund claims for the years 1991 through 1994. As a result, valuation allowances and tax accruals previously provided for these matters are no longer required. Accordingly, during second quarter 2003, the Company recorded a one-time benefit of $165 million, or $3.05 per diluted share. Of this one-time benefit, $26 million represents expected cash refunds of previously paid taxes plus related interest. The remainder is a non-cash benefit.

NOTE J - NEW ACCOUNTING PRONOUNCEMENTS

Stock-Based Compensation
     Beginning January 2003, the Company voluntarily adopted the prospective transition method of accounting for stock-based compensation contained in Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No.
123. The principal effect of adopting the prospective transition method is that the fair value of stock options granted in 2003 and thereafter are charged to expense over the option vesting period. As a result of the adoption of this prospective transition method, second quarter 2003 net income was decreased by $3 million or $0.04 per share.

     Prior to 2003, the Company used the intrinsic value method in accounting for its stock-based compensation. As a result, no stock-based compensation expense related to stock options is reflected in prior years' net income, as all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Therefore, the cost related to stock-based compensation recognized in net income for second quarter 2003 and 2002 is less than would have been recognized if the fair value method had been applied to all stock options granted since 1995. The following table illustrates the effect on net income and earnings per share as if the fair value method had been applied to all stock options granted since 1995.

                  TEMPLE-INLAND INC. AND SUBSIDIARIES
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



                                    Second Quarter First Six Months
                                     2003    2002   2003     2002
                                     ----    ----   ----     ----
                                              (in millions)
Net income, as reported             $  156  $   15 $  138  $     19
Add: Stock-based compensation
  expense, net of related tax
  effects, included in the
  determination of reported net
  income                                 5       1     10         2
Deduct: Total stock-based
  compensation expense, net of
  related tax effects, determined
  under the fair value based method
  for all awards                        (8)     (3)   (15)       (6)
                                     -----   -----  -----     -----
Pro forma net income                $  153  $   13 $  133  $     15
                                     =====   =====  =====     =====

Earnings per share:
Basic, as reported                  $ 2.87  $ 0.29 $ 2.55  $   0.37
Basic, pro forma                    $ 2.83  $ 0.25 $ 2.46  $   0.29

Diluted, as reported                $ 2.87  $ 0.29 $ 2.55  $   0.37
Diluted, pro forma                  $ 2.83  $ 0.25 $ 2.46  $   0.29

Liabilities and Equity Instruments
     Beginning third quarter 2003, the Company will be required to adopt SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. The effect on earnings or financial position of adopting this statement is not expected to be material.

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

Other Pronouncements
     Beginning third quarter 2003, the Company will be required to apply FASB Interpretation No. 46, Consolidation of Variable Interest Entities to its variable interest entities created prior to February 1, 2003. The Company has not yet determined the effect on earnings or financial position of applying this interpretation, but expects the effects will not be material.

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

Results of Operations

Summary

     Consolidated revenues were $1.2 billion in second quarter 2003 and second quarter 2002. Income from continuing operations was $155 million in second quarter 2003 compared with $16 million in second quarter 2002. Income from continuing operations per share was $2.86 in second quarter 2003 compared with $0.31 in second quarter 2002.

Business Segments

     The Company manages its operations through three business segments, Corrugated Packaging, Building Products, and Financial Services. Each of these business segments is affected by the factors of supply and demand and changes in domestic and global economic conditions. These conditions include changes in interest rates, new housing starts, home repair and remodeling activities, and the strength of the U.S. dollar, some or all of which may have varying degrees of impact on the business segments. As used herein, the term "parent company" refers to the financial statements of the Company and its manufacturing business segments, Corrugated Packaging and Building Products, with Financial Services reflected on the equity method.

     The Company evaluates performance based on operating income before other (income) expense, unallocated general and administrative expenses, parent company interest, and income taxes. Other (income) expense includes gain or loss on sale of assets, asset impairment and expenses associated with consolidation and supply chain initiatives and facility closure accruals.

     A summary of the results of operations by business segment follows:


                                Second Quarter      First Six Months
                                 2003     2002      2003       2002
                                 ----     ----      ----       ----
                                 (in millions, except per share)
Revenues
  Corrugated Packaging        $    685  $   703   $  1,352   $  1,260
  Building Products                192      218        372        408
  Financial Services               305      269        593        542
                                ------    -----      -----      -----
    Total revenues            $  1,182  $ 1,190   $  2,317   $  2,210
                                 =====    =====      =====      =====
Segment Operating Income
  Corrugated Packaging        $      1  $    29   $     (3)  $     51
  Building Products                 12       21          3         31
  Financial Services                44       37         83         71
                                 -----    -----      -----      -----
    Total segment operating
      income                        57       87         83        153
Unallocated general and
  administrative expenses          (11)      (8)       (22)       (18)
Other income (expense)(a)(b)       (23)     (17)       (32)       (24)
Parent company interest            (35)     (36)       (70)       (61)
                                 -----    -----      -----      -----
Income (loss) before taxes         (12)      26        (41)        50

Income tax (expense) benefit,
  including a one-time tax
  benefit of $165 million
  in 2003                          167      (10)       179        (19)
                                 -----    -----      -----      -----
Income from continuing
  operations                       155       16        138         31
Discontinued operations              1       (1)         1         (1)
Effect of accounting change         --       --         (1)       (11)
                                 -----    -----      -----      -----
  Net income                  $    156  $    15   $    138   $     19
                                 =====    =====      =====      =====

Diluted earnings per share
  Income from continuing
    operationS                $   2.86  $  0.31   $   2.55   $   0.61
  Discontinued operations         0.01    (0.02)      0.01      (0.02)
  Effect of accounting change       --       --      (0.01)     (0.22)
                                 -----    -----      -----      -----
  Net income                  $   2.87  $  0.29   $   2.55   $   0.37
                                 =====    =====      =====      =====

Average diluted shares
  outstanding                     54.1     52.4       54.1       51.0

(a) Other income (expense) includes (i) for second quarter 2003, expenses of $1 million related to the Mt. Jewett particleboard plant closure, which applies to Building Products, $23 million related to consolidation and supply chain initiatives, of which $2 million was attributable to Financial Services, and income of $1 million related to the collection of notes written off in 2002, which applies to Corrugated Packaging, and (ii) for second quarter 2002, a $6 million charge related to the repurchase of notes sold with recourse, which applies to Corrugated Packaging, and an $11 million write off of unamortized financing fees in connection with the early repayment of a bridge financing facility.

(b)  Other income (expense) includes (i) for first six months
     2003, expenses of $6 million related to box plant closures and $1 million of income related to the collection of notes written off in 2002, which applies to Corrugated Packaging, $1 million related to the Mt. Jewett particleboard plant closure, which applies to Building Products, and $26 million related to consolidation and supply chain initiatives, of which $2 million was attributable to Financial Services, and (ii) for first six months 2002, a $7 million charge for severance and write-off of technology investments, which applies to Financial Services, a $6 million charge related to the repurchase of notes sold with recourse, which applies to Corrugated Packaging, and an $11 million write off of unamortized financing fees in connection with the early repayment of a bridge financing facility.

For second quarter 2003 and 2002

Corrugated Packaging

     Corrugated Packaging revenues were $685 million in second quarter 2003 compared with $703 million in second quarter 2002. Revenues from sales of corrugated packaging represented 90 percent of segment revenues for second quarter 2003 and second quarter 2002. The remaining revenues are derived from sales of linerboard. The change in revenues was principally due to changes in average prices and shipments:

                  Second Quarter 2003 versus Second Quarter 2002
                                Increase (Decrease) in
                  ----------------------------------------------
                          Average Prices      Shipments(a)
                          --------------      ------------
Corrugated packaging            --                (3%)
Linerboard                       1%               12%

(a) 2002 shipments have been adjusted for the effect of acquisitions.

     Compared with first quarter 2003, Corrugated Packaging revenues were up $18 million. Average corrugated packaging prices were down two percent while shipments were up four percent. Average linerboard prices were down six percent while shipments were up 19 percent. Corrugated packaging markets continue to be adversely affected by the weak manufacturing economy. Linerboard markets continue to be adversely affected by both the weak manufacturing economy and increased offshore capacity, partially offset by a weaker U.S. dollar.

     Costs, which include production, selling, distribution, and administrative costs, were $684 million in second quarter 2003 compared with $674 million in second quarter 2002. The change in costs in 2003 was principally due to:
       - higher energy costs, up $13 million,
       - higher pension costs, up $7 million, and
       - lower OCC costs due to lower prices and a decrease in OCC purchases, down $11 million.

Average OCC prices were $95 per ton during second quarter 2003 compared with $102 per ton during second quarter 2002. It is likely that OCC costs will continue to fluctuate during 2003.

     Mill production was:
       - 819,000 tons in second quarter 2003,
       - 857,000 tons in second quarter 2002, and
       - 763,000 tons in first quarter 2003.

Mill production data is not comparable due to the effect of the Antioch shutdown completed during September 2002.

     The percentage of mill production used by Corrugated
Packaging operations was:
       - 82 percent in second quarter 2003,
       - 84 percent in second quarter 2002, and
       - 84 percent in first quarter 2003.

The remainder was sold in the domestic and export markets.

     Excluding routine maintenance, production downtime was:
       - 18,000 tons in second quarter 2003 due to mix and operational reasons,
       - 108,000 tons in second quarter 2002 due to market, mix and operational reasons, and
       - 46,000 tons in first quarter 2003 due to mix and operational reasons.

Production downtime may occur in future quarters.

     Market conditions continue to be weak for lightweight gypsum facing paper. As a result, the Company's Premier Boxboard joint venture continues to produce both gypsum facing paper and corrugating medium. The Company purchased 47,000 tons of corrugating medium from the joint venture in second quarter 2003. It is uncertain when market conditions for lightweight gypsum facing paper will improve.

     The Company is continuing its efforts to enhance return on investment within Corrugated Packaging. These efforts include reviewing operations that are unable to meet return objectives and determining appropriate courses of action including the possible consolidation and rationalization of converting facilities. During second quarter 2003, the Company affected the previously announced closure of its box plants in Hattiesburg, Mississippi and Elizabethton, Tennessee and paid $1 million in previously accrued severance to affected employees. It is expected that the remaining severance of $1 million will be paid during third quarter 2003. These losses and costs are included in other operating (income) expense and excluded from segment operating income.

     Corrugated Packaging had operating income of $1 million in second quarter 2003 compared with $29 million in second quarter
2002.

Building Products

     Building Products revenues were $192 million in second quarter 2003 compared with $218 million in second quarter 2002.
The change in revenues in 2003 was principally due to changes in average prices and shipments as follows:

                  Second Quarter 2003 versus Second Quarter 2002
                                Increase (Decrease) in
                  ----------------------------------------------
                          Average Prices        Shipments
                         ----------------       ---------
Lumber                          (9%)                 7%
Particleboard                   (4%)               (21%)
Gypsum                          (3%)               (12%)
MDF                             (4%)               (33%)

     Other revenues include sales of high-value timberlands.
These sales contributed $5 million in operating income in second quarter 2003 compared with $5 million in second quarter 2002 and $1 million in first quarter 2003.

     Compared with first quarter 2003, revenues were up $12 million. Average prices were up five percent for lumber, three percent for particleboard, and seven percent for gypsum, while average prices were down two percent for MDF. Shipments were up nine percent for lumber, while shipments were down ten percent for particleboard, nine percent for gypsum and 11 percent for MDF.

     Costs, which include production, selling, distribution, and administrative costs, were $180 million in second quarter 2003 compared with $197 million in second quarter 2002. The change in costs in 2003 was principally due to lower production volumes partially offset by higher energy costs, up $2 million.

     Production averaged from a low of 59 percent to a high of 80 percent of capacity in the various product lines. Production was curtailed to varying degrees in all product lines in second quarter 2003 to match customer demand. The Company's joint venture operations also experienced production curtailments in second quarter 2003. Production may be curtailed in future quarters to match customer demand.

     The Company's Del-Tin Fiber LLC MDF joint venture in El Dorado, Arkansas continues to experience production and cost issues, though some improvement was made in second quarter 2003. In January 2003, Deltic Timber Corporation, the partner in this venture, announced its intention to exit this business upon the earliest, reasonable opportunity provided by the market. It is uncertain what effects Deltic Timber's decision will have on the joint venture or its operations. The venture had a net loss of $2 million in second quarter 2003 compared with a net loss of $6 million in second quarter 2002, of which the Company's share was $1 million and $3 million, respectively. In second quarter 2003, the Company and Deltic Timber Corporation each contributed $2 million in cash to the venture.

     The Company is continuing its efforts to enhance return on investment within Building Products. These efforts include reviewing operations that are unable to meet return objectives and determining appropriate courses of action including the possible rationalization of production facilities. In addition, the Company is continuing to address market issues at its Mt. Jewett, Pennsylvania particleboard plant and market and production issues at its MDF facilities, including the Del-Tin Fiber MDF joint venture. During second quarter 2003, the Company expensed and paid $1 million in severance in connection with the indefinite shutdown of its Mt. Jewett particleboard plant. These costs are included in other operating (income) expense and excluded from segment operating income.

     Building Products had income of $12 million in second quarter 2003 compared with $21 million in second quarter 2002.

Financial Services

Operations

     Financial Services revenues, consisting of interest and non-interest income, were $305 million in second quarter 2003 compared with $269 million in second quarter 2002.

     Selected financial information for Financial Services follows:

                                                            First
                                          Second Quarter   Quarter
                                        2003     2002       2003
                                        ----     ----       ----
                                             (in millions)
Net interest income                   $    94   $    91   $   95
Provision for loan losses                 (20)      (15)     (11)
Noninterest income                        118        82       95
Noninterest expense                      (148)     (121)    (140)
                                        -----     -----    -----
Segment operating income                   44        37       39
Severance                                  (2)       --       --
                                        -----     -----    -----
Operating income                      $    42   $    37   $   39
                                        =====     =====    =====

     Net interest income was $94 million in second quarter 2003 compared with $91 million in second quarter 2002. The change was principally due to:
       - an increase in average earning assets, principally securities, up 14 percent,
       - partially offset by a decline in the net interest spread resulting from the lower interest rate environment combined with an asset sensitive position.

     In general, increases in interest rates increase Financial Services' net interest income. However, Financial Services' net interest income is not as sensitive to changes in interest rates at second quarter end 2003 as it was at year end 2002 principally ue to:

       - a change in the mix of earning assets achieved by increasing single-family mortgage loans and securities with interest rates that adjust annually after an initial fixed rate for the first three to five years and decreasing commercial real estate loans, the interest rates on which generally reset every 30 to 90 days, and
       - a shift in deposits decreasing certificates of deposit and increasing money market accounts.

     If interest rates rise for the remainder of 2003, then it is likely that net interest income would be positively affected. If interest rates decline during the remainder of 2003 it is likely that net interest income will be adversely affected.

     The provision for loan losses was $20 million in second quarter 2003 compared with $15 million in second quarter 2002. The provision for second quarter 2003 related principally to commercial real estate loans and asset-based commercial and business loans. The provision for second quarter 2002 related principally to commercial and business loans, primarily in the asset-based lending and leasing portfolios, and residential loans in the senior housing portfolio.

     Noninterest income includes revenues from mortgage banking, real estate, and insurance activities. Noninterest income was $118 million in second quarter 2003 compared with $82 million in second quarter 2002. The change in noninterest income in 2003 was principally due to:
       - an increase in mortgage banking loan originations and related gain on sale of loans, up $50 million,
       - partially offset by higher amortization and impairment of mortgage servicing rights, up $14 million, associated with increased runoff of the servicing portfolio.

     Noninterest expense was $148 million in second quarter 2003 compared with $121 million in second quarter 2002. The change in noninterest expense in 2003 was principally due to higher costs associated with the mortgage banking operations, primarily salary, commissions, benefits, and loan servicing and origination expenses, up $24 million as a result of the increased loan production activity.

     See Mortgage Banking Activities for further information regarding mortgage-banking operations.

Earning Assets

     Earning assets include cash equivalents, mortgage loans held for sale, securities, and loans. At second quarter-end 2003, cash equivalents, mortgage loans held for sale, securities, and residential housing loans constituted 80 percent of total earning assets compared with 71 percent at second quarter-end 2002. The increased percentage in 2003 is a result of efforts to change the earning asset mix by increasing residential earning assets.

     Securities, which include mortgage-backed and other securities, were $5.9 billion at second quarter-end 2003 compared with $4.8 billion at second quarter-end 2002. The increase was primarily a result of purchasing mortgage-backed securities as part of the efforts to increase residential housing assets.

     Loans were $9.7 billion at second quarter-end 2003 compared with $9.7 billion at second quarter-end 2002 and $10.0 billion at first quarter-end 2003. The following table summarizes the composition of the loan portfolio:

                                                          First
                                                         Quarter-
                                    Second Quarter-End     End
                                      2003      2002       2003
                                             (in millions)
Single-family mortgage               $ 2,892   $ 1,997     $ 2,743
Single-family mortgage warehouse         502       298         463
Single-family construction             1,065       913       1,028
Multifamily and senior housing         1,865     2,011       1,892
                                       -----     -----       -----
   Total residential housing           6,324     5,219       6,126
Commercial real estate                 1,393     2,419       1,765
Commercial and business                1,812     1,882       1,886
Consumer and other                       182       223         191
                                       -----     -----       -----
   Total loans                         9,711     9,743       9,968
Less allowance for loan losses          (117)     (135)       (122)
                                       -----     -----       -----
   Loans receivable, net             $ 9,594   $ 9,608     $ 9,846
                                       =====     =====       =====

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

     Commercial real estate loans provide funding for the development, construction, and lease up principally of office, retail, and industrial projects. Commercial and business loans finance business operations and principally include asset-based, syndicated and middle market loans, and direct financing leases on equipment. Consumer and other loans principally include loans secured by junior liens on single-family homes not related to their purchase.

     Although the size of the total loan portfolio has remained relatively flat over the past year, the composition of the portfolio has changed due to efforts to increase residential housing assets. As a result, residential housing loans represent 65 percent of the loan portfolio at second quarter-end 2003 compared with 54 percent at second quarter-end 2002 and 61 percent at first quarter-end 2003.

Asset Quality

     Several key measures are used to evaluate and monitor asset quality. These measures include the level of loan delinquencies, nonperforming loans, assets, and allowance coverage.


                                                                 First
                                             Second Quarter-    Quarter-
                                                  End             End
                                             2003    2002         2003
                                             ----    ----         ----
                                                   (in millions)
Accruing loans past due 30 - 89 days       $    48   $   81     $    95
Accruing loans past due 90 days or more         --       --          15
                                              ----     ----        ----
Accruing loans past due 30 days or more    $    48   $   81     $   110
                                              ====     ====        ====

Nonaccrual loans                           $    69   $  179     $   128
Restructured loans                              10       --          --
                                              ----     ----        ----
     Nonperforming loans                        79      179         128
Foreclosed property                             12        7           4
Restructured operating leases                   42       --          42
                                              ----     ----        ----
     Nonperforming assets                  $   133   $  186     $   174
                                              ====     ====        ====

Allowance for loan losses                  $   117   $  135     $   122

Nonperforming loan ratio                      0.81%    1.84%       1.28%
Nonperforming asset ratio                     1.37%    1.91%       1.74%
Allowance for loan losses/total loans         1.21%    1.39%       1.22%
Allowance for loan losses/nonperforming
  loans                                     148.84%   75.48%      95.52%



     The change at second quarter-end 2003 compared with second quarter-end 2002 in the level of nonaccrual loans was principally due to $61 million in upgrades of several loans in the senior housing portfolio, $36 million in payoffs and paydowns of senior housing and commercial loans, and $ 21 million in charge-offs of previously reserved loans. These decreases were partially offset by new nonaccrual loans, principally commercial and business loans. The restructured operating leases added in 2003 relate to the restructuring of two previous leveraged, direct financing leases on cargo aircraft totaling $33 million. Due to a reduction in the lease payments in the restructuring, the leases were reclassified as operating leases. As a result, $27 million in leverage was removed, and the assets were written down to estimated fair market value. The restructured operating leases will be classified as nonperforming until such time as the lessee has evidenced the ability to perform under the terms of the restructured leases.

     Both the asset-based lending and leasing portfolios, which together represent 35 percent of commercial and business loans, will likely continue to be adversely affected by the weak economy.

Allowance for Loan Losses

     The allowance for loan losses is comprised of specific allowances, general allowances, and an unallocated allowance. Management evaluates the allowance for loan losses to ensure the level is adequate to absorb losses inherent in the loan portfolio. The allowance is increased by charges to income and decreased by charge-offs, net of recoveries.

     Changes in the allowance for loan losses were:

                                                              First
                                       Second Quarter        Quarter
                                       2003       2002        2003
                                              (in millions)
Balance at beginning of period     $      122 $      136  $      132
Charge-offs:
  Total residential housing                --        (12)         --
  Commercial real estate                   (7)        --          --
  Commercial and business                 (21)        (5)        (21)
  Consumer and other                       (1)        --          --
                                         ----       ----        ----
    Total charge-offs                     (29)       (17)        (21)
                                         ----       ----        ----
Recoveries:
  Total residential housing                 4          1          --
  Commercial real estate                   --         --          --
  Commercial and business                  --         --          --
  Consumer and other                       --         --          --
                                         ----       ----        ----
    Total recoveries                        4          1          --
                                         ----       ----        ----

    Net charge-offs                       (25)       (16)        (21)
Provision for loan losses                  20         15          11
                                         ----       ----        ----
Balance at end of period            $     117 $      135  $      122
                                         ====       ====        ====

Net charge-offs (annualized) as a
  percentage of average loans
  outstanding                            1.00%      0.65%       0.86%

     Second quarter 2003 charge-offs related principally to several loans in the asset-based lending portfolio and a commercial real estate loan secured by an office building. Second quarter 2002 charge-offs related principally to the two senior housing loans and two commercial loans. First quarter 2003 charge offs related principally to the two restructured aircraft leases and two asset based commercial loans.

Mortgage Banking Activities

     Mortgage loan originations were $4.3 billion in second quarter 2003 compared with $1.7 billion in second quarter 2002. The high level of mortgage loan originations during second quarter 2003 was due to continued refinance activity resulting from the low interest rate environment. Higher interest rates in second quarter 2002 resulted in a significant reduction in mortgage refinancing activity, contributing to the lower level of originations.

     In second quarter 2003, the savings bank retained $469 million in loans originated by the mortgage banking operations, compared with $126 million in second quarter 2002. The change in loans originated for the savings bank in second quarter 2003 was the result of continued efforts to increase the level of adjustable-rate single-family mortgage assets.

     In second quarter 2003, the mortgage banking operations sold $3.8 billion in loans to secondary markets by delivering loans to third parties or by delivering loans into mortgage-backed securities that were purchased by third parties. Of the loans sold in second quarter 2003, the only retained interest was mortgage servicing rights of $17 million relating to $1.7 billion of loans. The following table provides information regarding the mortgage servicing portfolio:

                                       Second Quarter        First
                                            End           Quarter End
                                      2003        2002       2003
                                      ----        ----       ----
                                             (in millions)

Outstanding balance of loans
serviced for:
  Third parties                    $      8.4  $     9.6  $     8.2
  Savings bank                            1.9        0.8        2.0
                                       ------     ------     ------
Total mortgage servicing
  portfolio                        $     10.3  $    10.4  $    10.2
                                       ======     ======     ======

Annualized runoff rate                     53%        24%        42%

     The change in the balance of loans serviced was principally due to significant repayments on loans, partially offset by new loan originations for which servicing was retained.

     The change in the runoff rate was due to the lower interest rate environment in 2003. As a result of the high runoff rates, amortization and impairment of mortgage servicing rights increased in second quarter 2003. The following table provides information regarding charges for amortization and impairment of mortgage servicing rights:

                                        Second Quarter        First
                                                             Quarter
                                       2003        2002       2003
                                       ----        ----       ----
                                              (in millions)

Amortization                       $       18  $        8 $       16
Impairment                                  5           1          2
                                      -------     -------    -------
                                   $       23  $        9 $       18
                                      =======     =======    =======

     In 2003 and 2002, the mortgage banking operations were significantly affected by the refinancing activity associated with the declining interest rate environment. In July 2003, interest rates increased somewhat. If interest rates remain constant or increase, the level of mortgage originations and the level of mortgage servicing rights amortization and impairment will likely decline. However, if interest rates again decline in 2003, the level of mortgage originations and the level of mortgage servicing rights amortization and impairment will likely remain high.

Unallocated General and Administrative Expenses, Interest and
Other (Income) Expense

     Unallocated general and administrative expenses were $11 million in second quarter 2003 compared with $8 million in second quarter 2002. The change in 2003 was principally due to an increase in pension and stock-based compensation costs.

     Parent company interest expense was $35 million in second quarter 2003 compared with $36 million in second quarter 2002. During second quarter 2002, the parent company effected a number of transactions that lengthened debt maturities and reduced reliance on short-term borrowings. The average interest on borrowings was 7.1 percent in second quarter 2003 compared with
6.2 percent in second quarter 2002. In addition, long-term debt was reduced by $196 million.

     Other operating (income) expense for second quarter 2003 includes $23 million in expenses related to initiatives to consolidate administrative functions and effect improvements in supply chain management, of which $2 million was attributable to Financial Services. These expenses consist principally of relocation and severance expenses and fees paid to third party consultants. The Company expects to incur in the remainder of 2003 an additional $10 million to $15 million in relocation, severance, benefits, and other expenses related to these initiatives. The Company expects the benefits from these initiatives to begin to be realized in 2004.

Pension Expense

     Non-cash pension expenses were $11 million in second quarter 2003 compared with $2 million in second quarter 2002. The change in 2003 was principally due to previously disclosed changes in the assumed discount rate, a decrease in the expected rate of return on plan assets to 8.5 percent, and an increase in the recognition of the accumulated decline in the fair value of plan assets.

Income Taxes

     During second quarter 2003, the Internal Revenue Service concluded its examination of the Company's tax returns through 1996, including matters related to net operating losses and minimum tax credit carryforwards, which resulted from certain deductions following the 1988 acquisition of Guaranty Bank and for which no financial accounting benefit had been recognized. Also, the Company resolved certain state tax refund claims for the years 1991 through 1994. As a result, valuation allowances and tax accruals previously provided for these matters are no longer required. Accordingly, during second quarter 2003, the Company recorded a one-time benefit of $165 million, or $3.05 per diluted share. Of this one-time benefit, approximately $26 million represents expected cash refunds of previously paid taxes plus related interest. The remainder is a non-cash benefit.

     Excluding this one-time benefit, the effective tax rate for 2003 is expected to be 35 percent based on current estimates of income and expenses for the year 2003. The effective tax rate includes federal and state income taxes and the effects of non-deductible items.

Average Shares Outstanding

     Average shares outstanding were 54.1 million in second quarter 2003 compared with 52.4 million in second quarter 2002. The change in 2003 was principally due to the May 2002 sale of
4.1 million shares of common stock. The dilutive effect of stock options and equity purchase contracts was not significant in any of the periods presented.

For first six months 2003 and 2002

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

     Corrugated Packaging revenues were $1,352 million for first six months 2003 compared with $1,260 million for first six months 2002. Revenues from sales of corrugated packaging represented 91 percent of segment revenues for first six months 2003 and 90 percent of revenues for first six months 2002. The remaining revenues are derived from sales of linerboard. The change in revenues was principally due to changes in average prices and shipments:

              First Six Months 2003 versus First Six Months 2002
                                Increase (Decrease) in
              --------------------------------------------------
                          Average Prices      Shipments(a)
                          --------------      ------------
Corrugated packaging            (1%)               (3%)
Linerboard                       1%                13%

  (a) 2002 shipments have been adjusted for the effect of acquisitions.

     Costs, which include production, distribution, and administrative costs, were $1,355 million for first six months
2003 compared with $1,209 million for first six months 2002. The change in costs in 2003 was principally due to:
       - the inclusion of the acquired operations,
       - higher energy costs, up $35 million,
       - higher pension costs, up $14 million, and
       - lower OCC costs due to a decrease in OCC purchases, down $8 million.

Average OCC prices were $88 per ton for first six months 2003 compared with $87 per ton for first six months 2002.

     Mill production was:
       - 1,582,000 tons for first six months 2003 and
       - 1,472,000 tons for first six months 2002.

Mill production data is not comparable due to the effect of the Gaylord acquisition, completed on March 1, 2002, and Antioch shutdown completed September 2002.

     The percentage of mill production used by Corrugated
Packaging operations was:
       - 83 percent for first six months 2003 and
       - 84 percent for first six months 2002.

The remainder was sold in the domestic and export markets.

     Excluding routine maintenance, production downtime was:
       - 64,000 tons for first six months 2003 due to mix and operational reasons and
       - 211,000 tons for first six months 2002 due to market, mix and operational reasons.

Production downtime may occur in future quarters.

     Market conditions continue to be weak for lightweight gypsum facing paper. As a result, the Company's Premier Boxboard joint venture continues to produce both gypsum facing paper and corrugating medium. The Company purchased 73,000 tons of corrugating medium from the joint venture during first six months
2003.

     Corrugated Packaging had a $3 million operating loss for first six months 2003 compared with income of $51 million for first six months 2002.

Building Products

     Building Products revenues were $372 million for first six months 2003 compared with $408 million for first six months 2002.

The change in revenues in 2003 was principally due to lower average prices and shipments in most product lines as follows:

              First Six Months 2003 versus First Six Months 2002
                                 Increase (Decrease) in
              ---------------------------------------------------
                          Average Prices         Shipments
                          --------------         ---------
Lumber                          (9%)                10%
Particleboard                   (6%)               (12%)
Gypsum                          (3%)                (9%)
MDF                             (2%)               (20%)


Other revenues include sales of high-value timberlands. These sales contributed $6 million in operating income for first six months 2003 compared with $9 million for first six months 2002.

     Costs, which include production, distribution, and
administrative costs, were $369 million for first six months 2003 compared with $377 million for first six months 2002. The change in costs in 2003 was principally due to lower production volumes partially offset by:
        - higher energy costs, up $5 million, and
        - higher pension costs, up $2 million.

     Production averaged from a low of 62 percent to a high of 77 percent of capacity in the various product lines. Production was curtailed to varying degrees in all product lines for first six months 2003 to match customer demand. The Company's joint venture operations also experienced production curtailments in second quarter 2003.

     Building Products had operating income of $3 million for first six months 2003 compared with $31 million for first six months 2002.

Financial Services

Operations

     Financial Services revenues, consisting of interest and non-interest income, were $593 million for first six months 2003 compared with $542 million for first six months 2002.

     Selected financial information for Financial Services follows:

                                                First Six Months
                                                 2003      2002
                                                 ----      ----
                                                 (in millions)
Net interest income                              $  189   $  183
Provision for loan losses                           (31)     (29)
Noninterest income                                  213      167
Noninterest expense                                (288)    (250)
                                                  -----    -----
Segment operating income                             83       71
Severance and asset write-offs                       (2)      (7)
                                                  -----    -----
Operating income                                 $   81   $   64
                                                  =====    =====

     Net interest income was $189 million for first six months 2003 compared with $183 million for first six months 2002. The change was principally due to:
       - an increase in average earning assets, principally securities, up 15 percent,
       - partially offset by a decline in the net interest spread resulting from the lower interest rate environment combined with an asset sensitive position.

     The provision for loan losses was $31 million for first six months 2003 compared with $29 million for first six months 2002. The provision for first six months 2003 related principally to commercial real estate loans, the restructured aircraft leases, and commercial and business loans primarily in the asset-based lending portfolio. The provision for first six months 2002 related principally to commercial and business loans, primarily in the asset-based lending and leasing portfolios, and residential loans in the senior housing portfolio.

     Noninterest income includes revenues from mortgage banking and real estate and insurance activities. Noninterest income was $213 million for first six months 2003 compared with $167 million for first six months 2002. The change in noninterest income in 2003 was principally due to:
       - an increase in mortgage banking loan originations, and related gain on sale of loans, up $73 million,
       - partially offset by higher amortization and impairment of mortgage servicing rights, up $24 million.

     Noninterest expense was $288 million for first six months 2003 compared with $250 million for first six months 2002. The change in noninterest expense in 2003 was principally due to higher costs associated with the mortgage banking operations, primarily salary, commissions, benefits, and loan servicing and origination expenses, up $38 million as a result of the increased loan production activity.

See Mortgage Banking Activities for further information regarding mortgage-banking operations.

     Changes in the allowance for loan losses were:

                                      First Six Months
                                       2003       2002
                                       ----       ----
                                        (in millions)
Balance at beginning of period     $      132 $      139
Charge-offs:
  Total residential housing                --        (12)
  Commercial real estate                   (7)        --
  Commercial and business                 (42)       (23)
  Consumer and other                       (1)        --
                                       ------     ------
    Total charge-offs                     (50)       (35)
                                       ------     ------
Recoveries:
  Total residential housing                 4          1
  Commercial real estate                   --         --
  Commercial and business                  --          1
  Consumer and other                       --         --
                                        -----     ------
    Total recoveries                        4          2
                                       ------     ------

    Net charge-offs                       (46)       (33)
Provision for loan losses                  31         29
                                       ------     ------
Balance at end of period             $    117   $    135
                                       ======     ======

Net charge-offs (annualized) as a
  percentage of average loans
  outstanding                            0.93%      0.68%


     Charge-offs for first six months 2003 related principally to two restructured aircraft leases, a commercial real estate loan secured by an office building, and several asset-based commercial loans. Charge-offs for first six months 2002 related principally to senior housing loans and asset-based commercial and business loans.

Mortgage Banking Activities

     Mortgage loan originations were $7.5 billion for first six months 2003 compared with $3.8 billion for first six months 2002. The high level of mortgage loan originations for first six months 2003 was due to continued refinance activity resulting from the low interest rate environment. Higher interest rates for first six months 2002 resulted in a significant reduction in mortgage refinancing activity, contributing to the lower level of originations.

     For first six months 2003, the savings bank retained $1 billion in loans originated by the mortgage banking operations, compared with $310 million for first six months 2002. The significant increase in loans originated for the savings bank for first six months 2003 was the result of continued efforts to increase the level of adjustabl-rate single-family mortgage assets.

     For first six months 2003, the mortgage banking operations sold $6.6 billion in loans to secondary markets by delivering loans to third parties or by delivering loans into mortgage-backed securities that were purchased by third parties. Of the loans sold during first six months 2003, the only retained interest was mortgage servicing rights of $23 million relating to $2.3 billion of loans.

     The outstanding balance of loans in the mortgage servicing portfolio decreased at an annualized rate of 48 percent during first six months 2003 compared with an annualized rate of 23 percent during first six months 2002.

     The change in the runoff rate was due to the lower interest rate environment in 2003. As a result of the high runoff rates, amortization and impairment of mortgage servicing rights increased for first six months 2003. The following table provides information regarding charges for amortization and impairment of mortgage servicing rights:

                                             First Six Months
                                             2003        2002
                                               (in millions)

Amortization                                $    34  $       19
Impairment                                        7          (2)
                                              -----       -----
                                            $    41  $       17
                                              =====       =====


Unallocated General and Administrative Expenses, Interest and
Other (Income) Expense

     Unallocated general and administrative expenses were $22 million for first six months 2003 compared with $18 million for first six months 2002. The change in 2003 was principally due to an increase in pension and stock-based compensation costs.

     Parent company interest expense was $70 million for first six months 2003 compared with $61 million for first six months 2002. The change was principally due to reduced reliance on short-term borrowings and to the full effect of interest expense on debt related to the acquisition of Gaylord. For first six months 2002, the parent company effected a number of transactions that lengthened debt maturities and reduced reliance on short-term borrowings. The average interest rate on borrowings was 7.0 percent for first six months 2003 compared with 5.7 percent for first six months 2002.

     Other operating expenses for first six months 2003 include $24 million in expenses related to initiatives to consolidate administrative functions and effect improvements in supply chain management, of which $2 million was incurred by Financial Services. These expenses consist principally of relocation and severance expenses and fees paid to third party consultants.

Pension Expense

     Non-cash pension expenses were $22 million for first six months 2003 compared with $4 million for first six months 2002.

Income Taxes

     Excluding the second quarter 2003 one-time tax benefit, the effective tax rate for 2003 is expected to be 35 percent based on current estimates of income and expenses for the year 2003.

Average Shares Outstanding

     Average shares outstanding were 54.1 million for first six months 2003 compared with 51.0 million for first six months 2002. The change in 2003 was principally due to the May 2002 sale of
4.1 million shares of common stock. The dilutive effect of stock options and equity purchase contracts was not significant in any of the periods presented.

Capital Resources and Liquidity

     The consolidated net assets invested in Financial Services are subject, in varying degrees, to regulatory rules and regulations including restrictions on the payment of dividends to the parent company. Accordingly, parent company and Financial
Services capital resources and liquidity are discussed separately.

For first six months 2003

Parent Company

Operating Activities

     Cash provided by operations was $142 million. Income for first six months 2003 included $26 million of depreciation and other non-cash charges and credits. Dividends received from Financial Services were $70 million. Working capital needs increased $42 million, principally due to a $46 million seasonal increase in receivables.

Investing Activities

     Investing activities used $33 million. Proceeds from the sale of non-strategic assets acquired in connection with the acquisition of Gaylord were $30 million.

     Capital expenditures were $58 million. Capital expenditures are expected to approximate $160 million in 2003 or about 67 percent of the $240 million of expected depreciation in 2003.

Financing Activities

     Financing activities used $109 million. Debt and other borrowings were reduced $74 million. Cash dividends paid to shareholders were $37 million or $0.68 per share.

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

     At second quarter-end 2003, the parent company had $520 million in unused borrowing capacity under its revolving credit agreements and $196 million under its accounts receivable securitization program, which matures in April 2006. At second quarter-end 2003, the parent company was in compliance with all of the terms and conditions of its credit agreements and accounts receivable securitization program. In 2003, $45 million in revolving credit agreements expire, all of which are unused at second quarter-end 2003; however, any borrowings outstanding at the end of the revolving period would not mature until two years after the revolving period ends. The long-term debt of the parent company is currently rated BBB and Baa3 by the rating agencies, with one rating agency maintaining a negative outlook.

     Subsequent to second quarter 2003 the Company, through the trustee, issued a call notice for all of the 8.25% Debentures payable 2022. The call date is August 15, 2003. The principal amount of $150 million and the call premium of $6 million will be funded by draws on the revolving credit facilities or with funding from its accounts receivable securitization program.

     In addition, a subsidiary of the Company has a $61 million term loan maturing October 1, 2003. The Company plans to repay this loan with funds provided from its revolving credit facilities or its accounts receivable securitization program.

Financial Services

     The principal sources of cash for Financial Services are operating cash flows, deposits, and borrowings. Financial
Services uses these funds to invest in earning assets, generally loans and securities.

Operating Activities

     Cash provided by operations was $176 million. Income for first six months 2003 included $82 million of amortization and other non-cash charges.

Investing Activities

     Cash provided by investing activities was $127 million.
Principal payments and maturities of securities, net of purchases, provided $156 million and loan originations, net of collections, used $44 million.

Financing Activities

     Cash used for financing activities was $400 million.
Borrowings decreased $310 million, principally due to repayments of FHLB advances and a decrease in deposits. In addition, $70 million in dividends were paid to the parent company.

Cash Equivalents

     Cash equivalents were $341 million at second quarter-end
2003 compared with $438 million at year end 2002.

Other

     Financial Services' short-term funding needs are met through operating cash flows, attracting new retail deposits, increased borrowings, and converting assets to cash through sales or reverse repurchase agreements. Assets that can be converted to cash include short-term investments, mortgage loans held for sale, and securities. At second quarter-end 2003, Financial Services had available liquidity of $2.2 billion. In addition, at second quarter-end 2003 commitments to originate single-family residential mortgage loans totaled $2.4 billion and commitments to sell single-family residential mortgage loans totaled $1.9 billion.

     At second quarter-end 2003, the savings bank exceeded all applicable regulatory capital requirements. The parent company expects to maintain the savings bank capital at a level that exceeds the minimum required for designation as "well capitalized." As a result, the Company may make capital contributions to the savings bank. During second quarter 2003, the Company made no capital contributions to the savings bank.

     Selected consolidated financial and regulatory capital data for the savings bank follows:

                                                  Second     Year-End
                                                 Quarter-      2002
                                                 End 2003
                                                (dollars in millions)
Balance sheet data
     Total assets                             $     17,517 $    17,634
     Total deposits                                  9,150       9,203
     Shareholder's equity                            1,007       1,025

                               Savings    Regulatory  For Categorization as
                               Bank       Minimum     "Well Capitalized"
Regulatory capital ratios:
  Tangible capital                 6.4%          2.0%         N/A
  Leverage capital                 6.4%          4.0%         5.0%
  Tier 1 risk-based capital        9.6%          4.0%         6.0%
  Total risk-based capital        10.9%          8.0%        10.0%

Energy and the Effects of Inflation

     Energy costs, principally natural gas, were $69 million in second quarter 2003 compared with $55 million in second quarter 2002. Energy costs, which remain at historically high levels, were down slightly in second quarter 2003 as compared with first quarter 2003. It is likely that energy costs will continue to fluctuate during 2003.

Litigation and Related Matters

     There are pending against the Company and its subsidiaries lawsuits, claims and environmental matters arising in the regular course of business. The resolution of these matters is not expected to have a material adverse effect on the Company's operations or financial position. For further information on pending legal proceedings, see Part II. Item 1.

Accounting Policies

New Accounting Standards Adopted

Stock-Based Compensation
     Beginning January 2003, the Company voluntarily adopted the prospective transition method of accounting for stock-based compensation contained in SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123. The principal effect of adopting the prospective transition method is that the fair value of stock options granted in 2003 and thereafter are charged to expense over the option vesting period. As a result of the adoption of this prospective transition method, second quarter 2003 net income was decreased by $3 million or $0.04 per share.

     Prior to 2003, the Company used the intrinsic value method in accounting for its stock-based compensation. As a result, no stock-based compensation expense is reflected in prior years' net income, as all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Therefore, the cost related to stock-based compensation recognized in net income for first quarter 2003 and 2002 is less than would have been recognized if the fair value method had been applied to all stock options granted since 1995.

Liabilities and Equity Instruments
     Beginning third quarter 2003, the Company will adopt SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. The effect on earnings or financial position of adopting this statement is not expected to be material.

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

Other Pronouncements
     Beginning third quarter 2003, the Company will be required to apply FASB Interpretation No. 46, Consolidation of Variable Interest Entities to its variable interest entities created prior to February 1, 2003. The Company has not yet determined the effect on earnings or financial position of applying this interpretation but expects the effects will not be material.

Critical Accounting Policies

     In second quarter 2003, there were no significant changes in critical accounting policies from those disclosed in the Company's Form 10-K for the year 2002.

Statistical and other data

                                           Second          First Six
                                           Quarter          Months
                                        2003    2002     2003     2002
                                        ----    ----     ----     ----
                                                 (in millions)
Revenues(a)
Corrugated Packaging
  Corrugated packaging                $   619 $   636  $ 1,226 $  1,135
  Linerboard                               66      67      126      125
                                         ----    ----    -----    -----
     Total Corrugated Packaging       $   685 $   703  $ 1,352 $  1,260
                                         ====    ====    =====    =====

Building Products
  Pine lumber                         $    64      66  $   120 $    118
  Particleboard                            36      47       75       90
  Medium density fiberboard                23      33       49       59
  Gypsum wallboard                         16      20       34       39
  Fiberboard                               17      18       31       34
  Other                                    36      34       63       68
                                         ----    ----    -----    -----
     Total Building Products          $   192     218  $   372 $    408
                                         ====    ====    =====    =====

Unit sales(a)
Corrugated Packaging
  Corrugated packaging, thousands of
     tons                                 809     833    1,589    1,468
  Linerboard, thousands of tons           147     131      271      240
                                         ----    ----    -----    -----
     Total, thousands of tons             956     964    1,860    1,708
                                         ====    ====    =====    =====

Building Products
  Pine lumber, mbf                        216     202      414      375
  Particleboard, msf                      140     177      295      337
  Medium density fiberboard, msf           57      85      121      152
  Gypsum wallboard, msf                   146     166      307      339
  Fiberboard, msf                         102     109      189      206

(a) Revenues and unit sales do not include joint venture operations.

Note: Data for Corrugated Packaging for first six months 2003 is not comparable due to the effect of acquisitions completed in 2002.

 ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK

Interest Rate Risk

     The Company's current level of interest rate risk with respect to financial instruments is primarily due to an asset sensitive position within Financial Services and, to a lesser degree, variable rate debt at the parent company.

     The following table illustrates the estimated effect on pre-tax income from financial instruments of immediate, parallel and sustained shifts in interest rates for the subsequent 12-month period at second quarter-end 2003, with comparative information at year-end 2002. The estimated effect takes into account the effects of changing prepayment speeds and average balances over the next 12 months.

                   Increase (decrease) in Income Before Taxes
                              (In millions)


                  Second Quarter End     Year-end 2002
                         2003

      Change in    Parent   Financial  Parent   Financial
      Interest    Company   Services   Company  Services
        Rates
      --------    -------   --------   -------  --------
         +2%        $(5)      $ 24     $ (3)    $ 40
         +1%        $(2)      $ 28     $ (2)    $ 34
          0         $--       $ --     $ --     $ --
         -1%        $ 2       $(17)    $  2     $(29)


     Due to the current low levels of interest rates, the 2 percent decrease in interest rates is not presented.

     Financial Services is subject to interest rate risk from financial instruments to the extent that the interest-earning assets and interest-bearing liabilities repay or reprice at different times or in differing amounts or both. Financial Services is currently in an asset sensitive position whereby the rate and paydown characteristics of its assets are more responsive to changes in market interest rates than are its liabilities. Postured in this way, earnings will generally be positively affected in a rising rate environment, but generally be negatively affected in a falling rate environment.

     The change at second quarter end 2003 in sensitivity to changes in interest rates from year-end 2002 is due primarily to efforts to change the earning asset mix as well as changes in the deposit base. The commercial real estate portfolio, which tends to reprice frequently, decreased $500 million, while the mortgage loan portfolio increased by over $400 million, principally with loans that reprice after three to five years. Additionally, approximately $500 million of deposits have shifted from certificates of deposit to money market deposit accounts, which reprice more frequently.

     Additionally, the fair value of mortgage servicing rights (estimated at $90 million at second quarter-end 2003) is also affected by changes in interest rates, primarily long-term fixed mortgage rates. The Company estimates that a 1 percent decline in long-term fixed mortgage rates from current levels would decrease the fair value of the mortgage servicing rights by approximately $21 million.

Foreign Currency Risk

     In second quarter 2003, there were no significant changes in foreign currency risk from that disclosed in the Company's
Form 10-K for the year 2002.

Commodity Price Risk

     In second quarter 2003, there were no significant changes in commodity price risk from that disclosed in the Company's
Form 10-K for the year 2002.

ITEM 4.  CONTROLS AND PROCEDURES

(a)Evaluation of disclosure controls and procedures

The Company's chief executive officer and its chief financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of end of the period covered by this Quarterly Report on Form 10-Q, have concluded that the Company's disclosure controls and procedures are adequate and effective to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms.

(b) Changes in internal control over financial reporting.

There were no changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

     The information set forth in Note E to Notes to Consolidated
Financial Statements in Part I of this report is incorporated by reference thereto.

Antitrust Action

     As has been previously disclosed, on May 14, 1999, Inland Paperboard and Packaging, Inc. ("Inland") and Gaylord were named as defendants in a Consolidated Class Action Complaint that alleged a civil violation of Section 1 of the Sherman Act. The suit, captioned Winoff Industries, Inc. v. Stone Container Corporation, MDL No. 1261 (E.D. Pa.), names Inland, Gaylord, and eight other linerboard manufacturers as defendants. The complaint alleges that the defendants, during the period from October 1, 1993, through November 30, 1995, conspired to limit the supply of linerboard, and that the purpose and effect of the alleged conspiracy was artificially to increase prices of corrugated containers. The plaintiffs moved to certify a class of all persons in the United States who purchased corrugated containers directly from any defendant during the above period, and seek treble damages and attorneys' fees on behalf of the purported class. The trial court granted plaintiffs' motion on September 4, 2001, but modified the proposed class to exclude those purchasers whose prices were "not tied to the price of linerboard." The United States Court of Appeals for the Third Circuit accepted review of the decision to certify the class and upheld the trial court's ruling. Defendants appealed this decision to the United States Supreme Court, which denied their petition for a writ of certiorari. The case is currently set for trial in April 2004.

     Inland and Gaylord executed a settlement agreement on April 11, 2003, with the representatives of the class. On April 14, 2003, the trial court entered an order preliminarily approving the terms of the settlement. Gaylord and Inland paid a total of $8 million into escrow on April 17, 2003, to fulfill the terms of the settlement, which amount was within the amount previously accrued by the Company in connection with this matter. No objections to the settlement were filed with the court by the June 9, 2003, deadline. A final hearing on the fairness of the settlement to the classes is scheduled for August 11, 2003. The settlement will not become final until appeals, if any, to a final order approving the settlement terms have been exhausted.

     June 9, 2003, was also the deadline for potential class members to "opt-out" of the class action lawsuit. By this deadline, 140 companies and their named subsidiaries had advised the court of their opt-out election. Eleven individual complaints brought by over 100 of these opt-out plaintiffs have since been filed against the defendants in this action. As a result of the opt-outs, the Company received a refund of $800,000 from the original settlement amount. The Company is presently evaluating these complaints and continues to participate in a joint defense and cost sharing arrangement with other major industry participants, which also covers the opt-out litigation.

     The Company believes the likelihood of a material loss from these actions to be remote and does not believe that the outcome of these actions should have a material adverse effect on its financial position, results of operations, or cash flow.

Gaylord Chemical Corporation

     As has been previously disclosed, on October 23, 1995, a rail tank car of nitrogen tetroxide exploded at the Bogalusa, Louisiana plant of Gaylord Chemical Corporation, a wholly-owned, independently-operated subsidiary of Gaylord Container Corporation. Following the explosion, more than 160 lawsuits were filed against Gaylord, Gaylord Chemical, and third parties alleging personal injury, property damage, economic loss, related injuries and fear of injuries. Plaintiffs sought compensatory and punitive damages.

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

     The Company believes the likelihood of a material loss from these actions to be remote and does not believe that the outcome of these actions should have a material adverse effect on its financial position, results of operations, or cash flow.

Other

     The Company previously reported that the Georgia Department of Natural Resources, Environmental Protection Division on April 3, 2003, sent Inland a Notice of Violation alleging that Inland's linerboard mill in Rome, Georgia, had experienced 502 excess sulfur dioxide emissions in the fourth quarter of 2002 due to the burning of coal with a level of sulfur that was too high. The Company timely filed its response to the State on May 1, 2003. The Company has entered into an agreement to settle this matter for the payment of penalties in an amount less than $25,000.

Item 2.   Changes in Securities and Use of Proceeds.

          None.

Item 3.   Defaults Upon Senior Securities.

          None.

Item 4.   Submission of Matters to a Vote of Security Holders.

     The Company held its annual meeting of stockholders on May 2, 2003, at which a quorum was present. The table below sets forth the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes for each matter voted upon at that meeting.

                                                        Abstentions
                                             Against    and Broker
            Matter                  For         or      Non-votes
                                             Withheld
                                 ---------   --------   ----------
1.  Election of four directors

    (a) Robert Cizik             47,708,064     914,389        --
    (b) James T. Hackett         47,794,743     827,710        --
    (c) Arthur Temple III        47,358,863   1,263,590        --
    (d) Larry E. Temple          47,778,612     843,841        --

2.  Ratification of adoption of
    the Company's 2003 Stock
    Incentive Plan               40,856,478   7,347,821   418,154
    Plan.
3.  Ratification of appointment
    of Ernst & Young LLP.        47,586,904     729,025   306,524



Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

          31.1 - Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
          31.2 - Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1 - Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
          32.2 - Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          (b)  Reports on Form 8-K

               During the quarter ended June 28, 2003, the Company filed the following Current Reports on Form 8-K:

1. Current Report on Form 8-K dated April 15, 2003, reporting under Item 9 the indefinite shut down of the Company's Mt. Jewett, Pennsylvania, particleboard plant.
2. Current Report on Form 8-K dated April 22, 2003, reporting under Item 9 a press release issued by the Company announcing earnings for the period ended March 29, 2003.
3. Current Report on Form 8-K dated April 23, 2003, reporting under Item 9 presentation materials used in a conference call discussing earnings for the period ended March 29, 2003.
4. Current Report on Form 8-K dated June 26, 2003, as amended, reporting under Item 5 the conclusion of certain tax matters.

                           SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   TEMPLE-INLAND INC.
                                      (Registrant)





Dated:  August 11, 2003            By    /s/ Louis R. Brill
                                     -------------------------
                                      Louis R. Brill
                                      Chief Accounting Officer

                        INDEX TO EXHIBITS



Exhibit No.	Description	                            Page No.
-----------     -----------                                 --------

31.1	        Certification of Chief Executive Officer       51
                pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	        Certification of Chief Financial Officer       53
                pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	        Certification of Chief Executive Officer       55
                pursuant to 18 U.S.C. Section 1350, as
                adopted pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002

32.2	        Certification of Chief Financial Officer       56
                pursuant to 18 U.S.C. Section 1350, as
                adopted pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002