Form 10-Q
period 2003-09-27
TEMPLE INLAND INC
filed 2003-11-12
CIK 731939

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                         FORM 10-Q
(Mark One)

[x]   Quarterly Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934 for the Quarterly Period
      Ended     September 27, 2003

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                              Number of common shares outstanding
          Class                       as of September 27, 2003
     Common Stock (par
     value $1.00 per share)               54,268,508

Page 1 of 90                     The Exhibit Index is page 50.

                      PART I.  FINANCIAL INFORMATION
                       ITEM 1.  FINANCIAL STATEMENTS

SUMMARIZED STATEMENTS OF INCOME
PARENT COMPANY (TEMPLE-INLAND INC.)
Unaudited


                                       Third Quarter    First Nine Months
                                       -------------    -----------------
                                       2003     2002      2003    2002
                                       ----     ----      ----    ----
                                                (in millions)

NET REVENUES                         $   878  $   874  $  2,602  $  2,542

COSTS AND EXPENSES
  Cost of sales                          797      782     2,393     2,234
  Selling and administrative              70       74       220       226
  Other (income) expense                  15       --        45         6
                                       -----    -----     -----     -----
                                         882      856     2,658     2,466
                                       -----    -----     -----     -----
                                          (4)      18       (56)       76
FINANCIAL SERVICES EARNINGS               48       44       129       108
                                       -----    -----     -----     -----
OPERATING INCOME                          44       62        73       184
  Interest expense                       (33)     (36)     (103)      (97)
  Other expense                           (8)      --        (8)      (11)
                                       -----    -----     -----     -----
INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE TAXES                  3       26       (38)       76
  Income tax (expense) benefit            (6)     (11)      173       (30)
                                       -----    -----     -----     -----
INCOME (LOSS) FROM CONTINUING
  OPERATIONS                              (3)      15       135        46
  Discontinued operations                 --       --         1        (1)
                                       -----    -----     -----     -----
INCOME (LOSS) BEFORE ACCOUNTING
  CHANGE                                  (3)      15       136        45
  Effect of accounting change             --       --        (1)      (11)
                                       -----    -----     -----     -----
NET INCOME (LOSS)                    $    (3)  $   15   $   135    $   34
                                       =====    =====     =====     =====


                See the notes to consolidated financial statements.

SUMMARIZED BALANCE SHEETS
PARENT COMPANY (TEMPLE-INLAND INC.)
Unaudited

                                                       Third
                                                      Quarter  Year-End
                                                       2003      2002
                                                       ----      ----
                                                        (in millions)
                      ASSETS
Current Assets
  Cash and cash equivalents                        $     14   $     17
  Receivables, net of allowances of $14 in 2003         399        352
    and $13 in 2002
  Inventories:
    Work in process and finished goods                   83         69
    Raw materials and supplies                          242        269
                                                      -----      -----
    Total inventories                                   325        338
                                                      -----      -----
  Prepaid expenses and other                             56         50
                                                      -----      -----
      Total current assets                              794        757
                                                      -----      -----
Investment in Financial Services                      1,139      1,178
Property and Equipment:
  Land and buildings                                    618        638
  Machinery and equipment                             3,518      3,412
  Construction in progress                               62         92
  Less allowances for depreciation
                                                    (2,249)     (2,101)
                                                      -----      -----
                                                      1,949      2,041
  Timber and timberlands - less depletion               494        508
                                                      -----      -----
      Total property and equipment                    2,443      2,549
Goodwill                                                239        249
Assets of Discontinued Operations                        25         78
Other Assets                                            146        146
                                                      -----      -----
TOTAL ASSETS                                       $  4,786   $  4,957
                                                      =====      =====

       LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                 $    205   $    188
  Employee compensation and benefits                     60         67
  Accrued interest                                       26         30
  Accrued property taxes                                 29         28
  Other accrued expenses                                131        133
  Liabilities of discontinued operations                 20         28
  Current portion of long-term debt                       4          8
                                                      -----      -----
     Total current liabilities                          475        482

Long-Term Debt                                        1,743      1,883
Deferred Income Taxes                                    67        245
Postretirement Benefits                                 146        147
Pension Liability                                       173        142
Other Long-Term Liabilities                             136        109
                                                      -----      -----
     Total Liabilities                                2,740      3,008
Shareholders' Equity                                  2,046      1,949
                                                      -----      -----
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $  4,786   $  4,957
                                                      =====      =====


                See the notes to consolidated financial statements.

SUMMARIZED STATEMENTS OF CASH FLOW
PARENT COMPANY (TEMPLE-INLAND INC.)
Unaudited


                                                      First Nine Months
                                                      -----------------
                                                        2003     2002
                                                        ----     ----
                                                         (in millions)

CASH PROVIDED BY (USED FOR) OPERATIONS
  Net income                                         $    135  $     34
  Adjustments:
    Depreciation, depletion and amortization              174       164
    Depreciation of leased property                         2         2
    Non-cash stock based compensation                      22         1
    Non-cash pension and postretirement expense            41        18
    Cash contribution to pension and postretirement
      plans                                               (11)      (11)
    Other non-cash charges (credits)                     (133)       17
    Deferred income taxes                                  10        25
    Unremitted earnings from Financial Services           (83)     (108)
    Dividends from Financial Services                     120       100
    Working capital changes, net                          (27)      (57)
    Net assets of discontinued operations                  (1)       16
     Loss from discontinued operations                     (1)        1
    Cumulative effect of accounting change                  1        11
    Other                                                  15        39
                                                        -----     -----
                                                          264       252
                                                        -----     -----
CASH PROVIDED BY (USED FOR) INVESTING
    Capital expenditures                                  (96)      (81)
    Sales of non-strategic assets and operations           36        33
    Acquisition of Gaylord, net of cash acquired           --      (569)
    Other acquisitions and joint ventures                  (7)      (40)
    Other                                                  --        (3)
                                                        -----     -----
                                                          (67)     (660)
                                                        -----     -----
CASH PROVIDED BY (USED FOR) FINANCING
    Payments of debt                                     (169)     (310)
    Cash dividends paid to shareholders                   (55)      (50)
    Bridge financing facility                              --       880
    Payment of bridge financing facility                   --      (880)
    Payment of assumed Gaylord bank debt                   --      (285)
    Sale of common stock                                   --       215
    Sale of Upper DECSSM                                   --       345
    Sale of Senior Notes                                   --       496
    Other additions to debt                                24        31
    Other                                                  --       (22)
                                                        -----     -----
                                                         (200)      420
                                                        -----     -----
Effect of exchange rate changes on cash                    --        (1)
Net increase (decrease) in cash                            (3)       11
Cash at beginning of period                                17         3
                                                        -----     -----
Cash at end of period                                $     14  $     14
                                                        =====     =====



                See the notes to consolidated financial statements.

SUMMARIZED STATEMENTS OF INCOME
FINANCIAL SERVICES
Unaudited


                                           Third Quarter    First Nine Months
                                           -------------    -----------------
                                           2003     2002      2003    2002
                                           ----     ----      ----    ----
                                                (in millions)

INTEREST INCOME
  Loans and loans held for sale          $    129  $    143 $    393  $    431
  Securities available-for-sale                16        25       54        83
  Securities held-to-maturity                  33        28      109        55
  Other earning assets                          1         1        3         3
                                            -----     -----    -----     -----
    Total interest income                     179       197      559       572
INTEREST EXPENSE
  Deposits                                     43        58      145       181
  Borrowed funds                               41        44      130       113
                                            -----     -----    -----     -----
    Total interest expense                     84       102      275       294
                                            -----     -----    -----     -----
NET INTEREST INCOME                            95        95      284       278
  Provision for loan losses                   (13)       (8)     (44)      (37)
                                            -----     -----    -----     -----
NET INTEREST INCOME AFTER PROVISION FOR
    LOAN LOSSES                                82        87      240       241
                                            -----     -----    -----     -----
NONINTEREST INCOME
  Loan servicing fees                           8        10       24        32
  Amortization and impairment of servicing
    rights                                    (12)      (20)     (53)      (37)
  Loan origination and marketing               71        53      225       134
  Real estate operations                       14        13       34        35
  Insurance commissions and fees               12        14       33        38
  Service charges on deposits                   9         8       26        22
  Operating lease income                        3         2        8         8
  Other                                         8         6       29        21
                                            -----     -----    -----     -----
    Total noninterest income                  113        86      326       253
                                            -----     -----    -----     -----
NONINTEREST EXPENSE
  Compensation and benefits                    85        75      258       218
  Loan servicing and origination                5         2       12         4
  Real estate operations, other than
    compensation                                9         9       24        24
  Insurance operations, other than              3         5       10        11
compensation
  Occupancy                                     8         8       25        25
  Data processing                               7         6       20        24
  Other                                        30        24       88        80
                                            -----     -----    -----     -----
    Total noninterest expense                 147       129      437       386
                                            -----     -----    -----     -----
INCOME BEFORE TAXES                            48        44      129       108
  Income tax (expense) benefit                (17)        7      (46)       --
                                            -----     -----    -----     -----
NET INCOME                               $     31  $     51 $     83  $    108
                                            =====     =====    =====     =====




                See the notes to consolidated financial statements.

SUMMARIZED BALANCE SHEETS
FINANCIAL SERVICES
Unaudited


                                                      Third
                                                     Quarter  Year-End
                                                       2003     2002
                                                       ----     ----
                                                        (in millions)


                      ASSETS
Cash and cash equivalents                           $    456  $     438
Loans held for sale                                      621      1,088
Loans receivable, net of allowance for losses of
  $130 in 2003 and $132 in 2002                        9,321      9,668
Securities available-for-sale                          1,491      1,926
Securities held-to-maturity                            4,805      3,915
Real estate                                              278        249
Premises and equipment, net                              167        157
Accounts, notes and accrued interest receivable          132        159
Goodwill                                                 148        148
Mortgage servicing rights                                 88        105
Other assets                                             245        163
                                                      ------     ------
TOTAL ASSETS                                        $ 17,752  $  18,016
                                                      ======     ======

       LIABILITIES AND SHAREHOLDER'S EQUITY
Deposits                                            $  8,945  $   9,203
Federal Home Loan Bank advances                        3,506      3,386
Securities sold under repurchase agreements            2,183      2,907
Obligations to settle trade date securities              963        369
Other liabilities                                        500        487
Other borrowings                                         211        181
Preferred stock issued by subsidiaries                   305        305
                                                      ------     ------
TOTAL LIABILITIES                                     16,613     16,838
                                                      ------     ------
SHAREHOLDER'S EQUITY                                   1,139      1,178
                                                      ------     ------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY          $ 17,752  $  18,016
                                                      ======     ======



                See the notes to consolidated financial statements.

SUMMARIZED STATEMENTS OF CASH FLOWS
FINANCIAL SERVICES
Unaudited


                                                    First Nine Months
                                                      2003     2002
                                                      ----     ----
                                                       (in millions)

CASH PROVIDED BY (USED FOR) OPERATIONS
  Net income (loss)                                 $     83  $   108
  Adjustments:
    Amortization and accretion                            70       38
    Depreciation                                          18       18
    Depreciation of leased assets                          6        8
    Provision for loan losses                             44       37
    Deferred income taxes                                (12)       2
    Originations of loans held for sale              (11,144)  (5,403)
    Sales of loans held for sale                      11,611    5,386
    Collections on loans serviced for others, net        (24)     (78)
    Originated mortgage servicing rights                 (38)     (34)
    Other                                                 (3)      17
                                                      ------   ------
                                                         611       99
                                                      ------   ------
CASH PROVIDED BY (USED FOR) INVESTING
  Purchases of securities available-for-sale             (17)     (22)
  Principal payments and maturities of securities
    available-for-sale                                   452      573
  Purchases of securities held-to-maturity            (2,008)  (2,599)
  Principal payments and maturities of securities
    held-to-maturity                                   1,706      191
  Loans originated or acquired, net of collections       198        1
  Sale of mortgage servicing rights                       --       33
  Sale of loans                                           41       11
  Acquisitions, net of cash acquired                      (1)     358
  Capital expenditures                                   (25)     (11)
  Other                                                   10        3
                                                      ------   ------
                                                         356   (1,462)
                                                      ------   ------
CASH PROVIDED BY (USED FOR) FINANCING
  Net increase (decrease) in deposits                   (234)    (272)
  Securities sold under repurchase agreements and
    short-term borrowings, net                          (241)    (685)
  Additions to debt and long-term FHLB advances          282    2,335
  Payments of debt and long-term FHLB advances          (647)    (232)
  Dividends paid to parent company                      (120)    (100)
  Purchase of deposits                                    --      104
  Other                                                   11       --
                                                      ------   ------
                                                        (949)   1,150
                                                      ------   ------
Net increase (decrease) in cash and cash equivalents      18     (213)
Cash and cash equivalents at beginning of period         438      587
                                                      ------   ------
Cash and cash equivalents at end of period          $    456 $    374
                                                      ======   ======



                See the notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
TEMPLE-INLAND INC. AND SUBSIDIARIES
Unaudited




                                           Third Quarter    First Nine Months
                                           -------------    -----------------
                                            2003    2002      2003    2002
                                            ----    ----      ----    ----
                                         (in millions, except per share amounts)
REVENUES
  Manufacturing                         $     878  $    874  $  2,602 $  2,542
  Financial Services                          292       283       885      825
                                            -----     -----     -----    -----
                                            1,170     1,157     3,487    3,367
                                            -----     -----     -----    -----

COSTS AND EXPENSES
  Manufacturing                               882       856     2,658    2,466
  Financial Services                          244       239       756      717
                                            -----     -----     -----    -----
                                            1,126     1,095     3,414    3,183
                                            -----     -----     -----    -----
OPERATING INCOME                               44        62        73      184
  Parent company interest                     (33)      (36)     (103)     (97)
  Other expense                                (8)       --        (8)     (11)
                                            -----     -----     -----    -----
INCOME (LOSS) BEFORE TAXES                      3        26       (38)      76
  Income tax (expense) benefit                 (6)      (11)      173      (30)
                                            -----     -----     -----    -----
INCOME (LOSS) FROM CONTINUING
    OPERATIONS                                 (3)       15       135       46
  Discontinued operations                      --        --         1       (1)
                                            -----     -----     -----    -----
INCOME (LOSS) BEFORE ACCOUNTING CHANGE        (3)        15       136       45
  Effect of accounting change                  --        --        (1)     (11)
                                            -----     -----     -----    -----
NET INCOME (LOSS)                       $      (3)  $    15  $    135  $    34
                                            =====     =====     =====    =====

EARNINGS (LOSS) PER SHARE
  Basic:
    Income (loss) from continuing
      operations                        $   (0.06)  $  0.28  $   2.49  $  0.89
    Discontinued operations                    --        --      0.01    (0.02)
    Effect of accounting change                --        --     (0.01)   (0.21)
                                            -----     -----     -----    -----
    Net income (loss)                   $   (0.06)  $  0.28  $   2.49  $  0.66
                                            =====     =====     =====    =====

  Diluted:
    Income (loss) from continuing
      operations                        $   (0.06)  $  0.28  $   2.49  $  0.89
    Discontinued operations                    --        --      0.01    (0.02)
    Effect of accounting change                --        --     (0.01)   (0.21)
                                            -----     -----     -----    -----
    Net income (loss)                   $   (0.06)  $  0.28  $   2.49  $  0.66
                                            =====     =====     =====    =====

DIVIDENDS PAID PER SHARE OF
      COMMON STOCK                      $    0.34   $  0.32  $   1.02  $  0.96
                                            =====     =====     =====    =====



                See the notes to consolidated financial statements.

CONSOLIDATING BALANCE SHEETS
TEMPLE-INLAND INC. AND SUBSIDIARIES
Third Quarter 2003
Unaudited



                                            Parent    Financial
                                            Company   Services   Consolidated
                                            -------   --------   ------------
                                                     (in millions)
                 ASSETS
  Cash and cash equivalents               $    14  $     456    $     470
  Loans held for sale                          --        621          621
  Loans receivable, net                        --      9,321        9,321
  Securities available-for-sale                --      1,491        1,491
  Securities held-to-maturity                  --      4,805        4,805
  Trade receivables, net                      399         --          399
  Inventories                                 325         --          325
  Property and equipment, net               2,443        167        2,610
  Goodwill                                    239        148          387
  Other assets                                227        743          925
  Investment in Financial Services          1,139         --           --
                                           ------     ------       ------
    TOTAL ASSETS                          $ 4,786  $  17,752    $  21,354
                                           ======     ======       ======

  LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits                                $    --  $   8,945    $   8,945
  Federal Home Loan Bank advances              --      3,506        3,506
  Securities sold under repurchase
    agreements                                 --      2,183        2,183
  Obligations to settle trade date
    securities                                 --        963          963
  Other liabilities                           611        500        1,087
  Long-term debt                            1,743        211        1,954
  Deferred income taxes                        67         --           46
  Postretirement benefits                     146         --          146
  Pension liability                           173         --          173
  Preferred stock issued by subsidiaries       --        305          305
                                           ------     ------       ------
    TOTAL LIABILITIES                     $ 2,740  $  16,613    $  19,308
                                           ------     ------       ------

SHAREHOLDERS' EQUITY
  Preferred stock - par value $1 per share:
    authorized 25,000,000 shares; none issued                          --
  Common stock - par value $1 per share:
    authorized 200,000,000 shares; issued
    61,389,552 shares including shares held
    in the treasury                                                    61
  Additional paid-in capital                                          371
  Accumulated other comprehensive loss                               (143)
  Retained earnings                                                 2,080
                                                                   ------
                                                                    2,369
  Cost of shares held in the treasury:
    7,121,044 shares                                                 (323)
                                                                   ------
    TOTAL SHAREHOLDERS' EQUITY                                      2,046
                                                                   ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $  21,354
                                                                   ======




                See the notes to consolidated financial statements.

CONSOLIDATING BALANCE SHEETS
TEMPLE-INLAND INC. AND SUBSIDIARIES
Year-End 2002
Unaudited


                                            Parent    Financial
                                            Company   Services   Consolidated
                                            -------   --------   ------------
                                                     (in millions)
                 ASSETS
  Cash and cash equivalents               $    17  $     438    $    455
  Loans held for sale                          --      1,088       1,088
  Loans receivable, net                        --      9,668       9,668
  Securities available-for-sale                --      1,926       1,926
  Securities held-to-maturity                  --      3,915       3,915
  Trade receivables                           352         --         352
  Inventories                                 338         --         338
  Property and equipment, net               2,549        157       2,706
  Goodwill                                    249        148         397
  Other assets                                274        676         915
  Investment in Financial Services          1,178         --          --
                                            -----     ------      ------
    TOTAL ASSETS                          $ 4,957  $  18,016    $ 21,760

  LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits                                $    --  $   9,203    $  9,203
  Federal Home Loan Bank advances              --      3,386       3,386
  Securities sold under repurchase             --      2,907       2,907
  Obligations to settle trade date
    securities                                 --        369         369
  Other liabilities                           591        487       1,052
  Long-term debt                            1,883        181       2,064
  Deferred income taxes                       245         --         236
  Postretirement benefits                     147         --         147
  Pension liability                           142         --         142
  Preferred stock issued by subsidiaries       --        305         305
                                           ------     ------      ------
    TOTAL LIABILITIES                     $ 3,008  $  16,838    $ 19,811
                                           ------     ------      ------

SHAREHOLDERS' EQUITY
  Preferred stock - par value $1 per share:
    authorized 25,000,000 shares; none issued                         --
  Common stock - par value $1 per share:
    authorized 200,000,000 shares; issued
    61,389,552 shares including shares held
    in the treasury                                                   61
  Additional paid-in capital                                         368
  Accumulated other comprehensive loss                              (136)
  Retained earnings                                                2,000
                                                                  ------
                                                                   2,293
  Cost of shares held in the treasury:
    7,583,293 shares                                                (344)
                                                                  ------
    TOTAL SHAREHOLDERS' EQUITY                                     1,949
                                                                  ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $  21,760
                                                                  ======



                See the notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
TEMPLE-INLAND INC. AND SUBSIDIARIES
Unaudited



                                                       First Nine Months
                                                       -----------------
                                                        2003      2002
                                                        ----      ----
                                                         (in millions)

CASH PROVIDED BY (USED FOR) OPERATIONS
  Net income (loss)                                   $  135     $   34
  Adjustments:
    Depreciation, depletion and amortization             192        182
    Depreciation on leased property                        8         10
    Provision for loan losses                             44         37
    Deferred taxes                                        (2)        27
    Other non-cash charges                              (133)        17
    Amortization and accretion of financial
      instruments                                         70         38
    Originations of loans held for sale              (11,144)    (5,403)
    Sales of loans held for sale                      11,611      5,386
    Working capital changes, net                         (27)       (57)
    Collections on loans serviced for others, net        (24)       (78)
    Originated mortgage servicing rights                 (38)       (34)
    Net assets of discontinued operations                 (1)        16
    Loss from discontinued operations                     (1)         1
    Cumulative effect of accounting change                 1         11
    Other                                                 64         64
                                                      ------     ------
                                                         755        251
                                                      ------     ------
CASH PROVIDED BY (USED FOR) INVESTING
  Capital expenditures                                  (121)       (92)
  Sale of non-strategic assets and operations             36         33
  Purchases of securities available-for-sale             (17)       (22)
  Principal payments and maturities of securities
    available-for-sale                                   452        573
  Purchases of securities held-to-maturity            (2,008)    (2,599)
  Principal payments and maturities and redemptions
    of securities held-to-maturity                     1,706        191
  Sale of mortgage servicing rights                       --         33
  Loans originated or acquired, net of principal
    collected                                            198          1
  Proceeds from sale of loans                             41         11
  Acquisitions, net of cash acquired                      (8)      (251)
  Other                                                   10         --
                                                      ------     ------
                                                         289     (2,122)
                                                      ------     ------
CASH PROVIDED BY (USED FOR) FINANCING
  Net increase (decrease) in deposits                   (234)      (272)
  Additions to debt                                      306      2,366
  Payments of debt                                      (816)      (542)
  Repurchase agreements and short-term borrowings,
    net                                                 (241)      (685)
  Cash dividends paid to shareholders                    (55)       (50)
  Bridge financing facility                               --        880
  Payment of bridge financing facility                    --       (880)
  Payment of assumed Gaylord bank debt                    --       (285)
  Sale of common stock, Upper DECS<SM>, and
    Senior Notes                                          --      1,056
  Purchase of deposits                                    --        104
  Other                                                   11        (22)
                                                      ------     ------
                                                      (1,029)     1,670
                                                      ------     ------
Effect of exchange rate changes on cash                   --         (1)
                                                      ------     ------
Net increase (decrease) in cash and cash equivalents      15       (202)
Cash and cash equivalents at beginning of period         455        590
                                                      ------     ------
Cash and cash equivalents at end of period           $   470    $   388
                                                      ======     ======



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

               TEMPLE-INLAND INC. AND SUBSIDIARIES
   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



NOTE B - EARNINGS PER SHARE

     Denominators used in computing per share amounts follow:

                                            Third        First Nine
                                           Quarter         Months
                                         ------------    ------------
                                         2003    2002    2003    2002
                                         ----    ----    ----    ----
                                                 (in millions)
Denominator for basic earnings per
    share:
  Weighted average common shares
    outstanding                           54.2   53.7     54.1    51.8
Dilutive effect of:
  Equity purchase contracts                 --     --       --      --
  Stock options                            0.1     --       --     0.1
                                          ----   ----     ----    ----
Denominator for diluted earnings
    per share                             54.3   53.7     54.1    51.9
                                          ====   ====     ====    ====

NOTE C - COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) consists of:

                                            Third         First Nine
                                           Quarter          Months
                                         ------------    ------------
                                         2003    2002    2003    2002
                                         ----    ----    ----    ----
                                                 (in millions)
Net income (loss)                       $ (3)   $   15  $  135   $   34

Other comprehensive income (loss),
    net of taxes:
  Unrealized gains (losses) on:
    Available-for-sale securities         (2)        1      (1)      --
    Derivative instruments                --        (2)     (1)      (2)
  Foreign currency translation
    adjustments                           (3)       (1)     (5)      (7)
                                        ----      ----    ----     ----
Other comprehensive income (loss)         (5)       (2)     (7)      (9)
                                        ----      ----    ----     ----
Comprehensive income (loss)          $    (8)   $   13  $  128   $   25
                                        ====      ====    ====     ====



     At third quarter-end 2003, the aggregate fair value of all derivative instruments was a $9 million liability, consisting of an $8 million liability for an interest rate swap derivative and a $1 million liability related to linerboard and OCC derivatives. There was no ineffective portion of derivatives charged to earnings in third quarter 2003 or in first nine months 2003 and amounts reclassified from other comprehensive income into earnings were not material.

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

               TEMPLE-INLAND INC. AND SUBSIDIARIES
   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



                                                                    Unallocated
                                                                    General and
                                                                   Administrative
                                                                     and Other
                             Corrugated    Building   Financial      (Income)
For third quarter 2003       Packaging     Products   Services        Expense         Total
----------------------       ---------     --------   --------     --------------   ---------
(in millions)
Revenues from external
  customers                   $   667          211        292              --        $ 1,170
Depreciation, depletion
  and amortization<Fd>        $    40           16          8               2        $    66
Operating income (loss)       $    --           22         49             (27)<Fa>   $    44
Financial Services,
  net interest income         $    --           --         95              --        $    95
Capital expenditures          $    27            8         14               3        $    52
----------------------------------------------------------------------------------------------
For first nine months
2003 or at third
quarter end 2003
----------------------
(in millions)
Revenues from external
  customers                   $ 2,019          583        885              --        $ 3,487
Depreciation, depletion
  and amortization<Fd>        $   123           48         24               5        $   200
Operating income (loss)       $    (3)          25        132             (81)<Fb>   $    73
Financial Services,
  net interest income         $    --           --        284              --        $   284
Total assets                  $ 2,427        1,104     17,752              71        $21,354
Capital expenditures          $    68           23         25               5        $   121
Goodwill                      $   239           --        148              --        $   387
----------------------------------------------------------------------------------------------
For third quarter 2002
----------------------
(in millions)
Revenues from external        $   672          202        283              --        $ 1,157
Depreciation, depletion
  and amortization<Fd>        $    38           16          9               3        $    66
Operating income (loss)       $    14           12         44              (8)       $    62
Financial Services,
  net interest income         $    --           --         95              --        $    95
Capital expenditures          $    19            7          4               3        $    33
----------------------------------------------------------------------------------------------
For first nine months
2002 or at third
quarter end 2002
---------------------
(in millions)
Revenues from external        $ 1,932          610        825              --        $ 3,367
Depreciation, depletion
  and amortization<Fd>        $   115           46         26               5        $   192
Operating income (loss)       $    65           43        115             (39)<Fc>   $   184
Financial Services,
  net interest income         $    --           --        278              --        $   278
Total assets                  $ 2,681        1,188     17,830              46        $21,745
Capital expenditures          $    49           27         11               5        $    92
Goodwill                      $   177           --        141              --        $   318
----------------------------------------------------------------------------------------------


<Fa> Includes other (income) expenses for third quarter 2003 of
     $16 million, which consists of $3 million related to converting and production facility closures and $13 million related to consolidation and supply chain initiatives. Of these amounts, $1 million applies to Building Products, $4 million to Corrugated Packaging, and $1 million to Financial Services.

<Fb> Includes other (income) expense for first nine months 2003 of $48 million, which consists of $10 million related to converting and production facility closures, $39 million related to consolidation and supply chain initiatives and other income of $1 million related to the collection of notes previously written-off. Of these amounts, $13 million applies to Building Products, $11 million to Corrugated Packaging and $3 million to Financial Services.



               TEMPLE-INLAND INC. AND SUBSIDIARIES
   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



<Fc> Includes other expenses of $13 million, of which $7 million is related to severance and write-off of technology investments, which applies to Financial Services, and $6 million related to the repurchase of notes sold with recourse, which applies to Corrugated Packaging.

<Fd> Includes depreciation and amortization of premises,
     equipment and leased assets.

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

     The following parent company unaudited pro forma information assumes these acquisitions and related financing occurred at the beginning of 2002 (in millions except per share):

                                        First Nine Months 2002
                                        ----------------------
                                   (in millions, except per share)
Net revenues                                 $    2,865
Income from continuing operations            $       35
Per diluted share
Income from continuing operations            $     0.67

NOTE G - DISCONTINUED OPERATIONS

     At third quarter-end 2003, discontinued operations consist of Gaylord's chemical business and accruals related to the 1999 sale of the bleached paperboard operations. At third quarter-end 2003, the assets and liabilities of discontinued operations includes $10 million of working capital, $16 million of property and equipment, and $20 million of environmental and other long-term accruals. Revenues from discontinued operations for third quarter 2003 were $3 million and for first nine months 2003 were $15 million.

               TEMPLE-INLAND INC. AND SUBSIDIARIES
   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE H - OTHER OPERATING (INCOME) EXPENSE

     Other operating (income) expense consists of:


                                 Third Quarter     First Nine Months
                                 --------------    -----------------
                                 2003      2002      2003     2002
                                 ----      ----      ----     ----
                                           (in millions)
Expenses associated with
  consolidation and supply
  chain initiatives            $    12  $    --   $     36 $    --
Loss on closure of production
  and converting facilities          3       --         10      --
(Income) loss related to
  collection of notes that
  were written off in 2002          --       --         (1)      6
                                  ----     ----       ----    ----
Total                          $    15  $    --   $     45 $     6
                                  ====     ====       ====    ====




     Expenses related to initiatives to relocate the Corrugated Packaging operations, consolidate administrative functions, and effect improvements in supply chain management consist principally of relocation costs and fees paid to third party consultants. Losses on closure of production and converting facilities consist principally of severance and asset impairments.

     In September 2003, the Company announced the indefinite shutdown of its Clarion, Pennsylvania medium density fiberboard plant. In connection with this shutdown the Company incurred and paid $1 million in involuntary employee termination liabilities. During third quarter 2003, the Company paid $1 million in severance related to the previously announced closure of three box plants. In addition, the Company incurred and paid $1 million in severance related to workforce reductions at its Rome, Georgia mill.

     A summary of the activity related to all facility closure accruals for third quarter 2003 follow:

                         Beginning                               End of
                         of Period   Additions    Cash Payments  Period
                         ---------   ---------    -------------  ------
Involuntary employee
  terminations           $    1       $    2        $   (3)      $   --
Contract termination
  penalties                   6           --            --            6
Environmental
  compliance                 12           --            --           12
Demolition                   12           --            (1)          11
                           ----         ----          ----         ----
Total                    $   31       $    2        $   (4)      $   29
                           ====         ====          ====         ====



NOTE I - INCOME TAX

     In second quarter 2003, the Internal Revenue Service concluded its examination of the Company's tax returns through

               TEMPLE-INLAND INC. AND SUBSIDIARIES
   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)




1996, including matters related to net operating losses and minimum tax credit carryforwards, which resulted from certain deductions following the 1988 acquisition of Guaranty Bank and for which no financial accounting benefit had been recognized. Also, the Company resolved certain state tax refund claims for the years 1991 through 1994. As a result, valuation allowances and tax accruals previously provided for these matters are no longer required. Accordingly, during second quarter 2003, the Company recorded a one-time benefit of $165 million, or $3.05 per diluted share. Of this one-time benefit, $26 million represents expected cash refunds of previously paid taxes plus related interest, of which $21 million was received in third quarter 2003. The remainder is a non-cash benefit.

     During third quarter 2003, the Company lowered the estimated effective tax rate for the year 2003 from 35 percent to 20 percent due to changes in estimates of income and expenses. As a result, during third quarter 2003 the Company reduced its previously recorded tax benefits for the first six months 2003 by $6 million.

NOTE J - FINANCING TRANSACTIONS

     During third quarter 2003, the Company redeemed its $150 million 8.25% debentures due 2022. The Company paid a $6 million call premium and wrote off $2 million of unamortized financing costs all of which are included in other expense. The redemption of the debentures was funded from borrowings under the Company's accounts receivable securitization program.

NOTE K - NEW ACCOUNTING PRONOUNCEMENTS

Stock-Based Compensation
     Beginning January 2003, the Company voluntarily adopted the prospective transition method of accounting for stock-based compensation contained in Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No.
123. The principal effect of adopting the prospective transition method is that the fair value of stock options granted in 2003 and thereafter is charged to expense over the option vesting period. As a result of the adoption of this prospective transition method, third quarter 2003 net income was decreased by $3 million or $0.05 per share.

     Prior to 2003, the Company used the intrinsic value method in accounting for its stock-based compensation. As a result, no stock-based compensation expense related to stock options is reflected in prior years' net income, as all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Therefore, the cost

               TEMPLE-INLAND INC. AND SUBSIDIARIES
   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)





related to stock-based compensation recognized in net income for third quarter 2003 and 2002 is less than would have been recognized if the fair value method had been applied to all stock options granted since 1995. The following table illustrates the effect on net income and earnings per share as if the fair value method had been applied to all stock options granted since 1995.



                                      Third Quarter   First Nine Months
                                      -------------   -----------------
                                      2003    2002      2003     2002
                                      ----    ----      ----     ----
                                              (in millions)
Net income (loss), as reported      $   (3)  $   15    $  135   $   34

Add: Stock-based compensation
  expense, net of related tax
  effects, included in the
  determination of reported net
  income                                 8       --        18        2
Deduct: Total stock-based
  compensation expense, net of
  related tax effects, determined
  under the fair value based method
  for all awards                       (11)      (2)      (26)      (8)
                                      ----     ----      ----     ----
Pro forma net income (loss)         $   (6)  $   13    $  127   $   28
                                      ====     ====      ====     ====

Earnings per share:
Basic, as reported                  $(0.06)  $ 0.28    $ 2.49   $ 0.66
Basic, pro forma                    $(0.11)  $ 0.25    $ 2.35   $ 0.54

Diluted, as reported                $(0.06)  $ 0.28    $ 2.49   $ 0.66
Diluted, pro forma                  $(0.11)  $ 0.25    $ 2.35   $ 0.54



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

Liabilities and Equity Instruments
     During third quarter 2003, the Company was required to adopt SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. The effect on earnings and financial position of adopting this statement was not material.

               TEMPLE-INLAND INC. AND SUBSIDIARIES
   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



Other Pronouncements
     During fourth quarter 2003, the Company will be required to begin applying FASB Interpretation No. 46, Consolidation of Variable Interest Entities to its variable interest entities created prior to February 1, 2003. It is anticipated that the effect on earnings and financial position of applying this interpretation will not be material.

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

Summary

     A summary of the results of operations by business segment follows:


                                    Third Quarter   First Nine Months
                                    -------------   -----------------
                                    2003     2002     2003     2002
                                    ----     ----     ----     ----
                                    (in millions, except per share)
Revenues
  Corrugated Packaging           $   667   $   672   $ 2,019   $ 1,932
  Building Products                  211       202       583       610
  Financial Services                 292       283       885       825
                                   -----     -----     -----     -----
    Total revenues               $ 1,170   $ 1,157   $ 3,487   $ 3,367
                                   =====     =====     =====     =====
Segment Operating Income
  Corrugated Packaging           $    --   $    14   $    (3)  $    65
  Building Products                   22        12        25        43
  Financial Services                  49        44       132       115
                                   -----     -----     -----     -----
    Total segment operating income    71        70       154       223
Unallocated general and
  administrative expenses            (11)       (8)      (33)      (26)
Parent company interest              (33)      (36)     (103)      (97)
Other income (expense)<Fa><Fb>       (24)       --       (56)      (24)
                                   -----     -----     -----     -----
Income (loss) before taxes             3        26       (38)       76
Income tax (expense) benefit<Fc>      (6)      (11)      173       (30)
                                   -----     -----     -----     -----
Income (loss) from continuing
  operations                          (3)       15       135        46
Discontinued operations               --        --         1        (1)
Effect of accounting change           --        --        (1)      (11)
                                   -----     -----     -----     -----
  Net income (loss)              $    (3)  $    15   $   135   $    34
                                   =====     =====     =====     =====

Diluted earnings per share
  Income (loss) from continuing
    operations                   $ (0.06)  $  0.28   $  2.49   $  0.89
  Discontinued operations             --        --      0.01     (0.02)
  Effect of accounting change         --        --     (0.01)    (0.21)
                                   -----     -----     -----     -----
  Net income (loss)              $ (0.06)  $  0.28   $  2.49   $  0.66
                                   =====     =====     =====     =====

Average diluted shares
  outstanding                       54.3      53.7      54.1      51.9

<Fa> Other income (expense) for third quarter 2003 includes, $3 million related to converting and production facility closures, $13 million related to consolidation and supply chain initiatives and $8 million related to the early redemption of debentures. Of these amounts, $1 million applies to Building Products, $2 million to Corrugated Packaging, and $1 million to Financial Services.

<Fb> Other income (expense) for first nine months 2003 includes
     $10 million related to converting and production facility closures, $39 million related to consolidation and supply chain initiatives and $8 million related to the early redemption of debentures and other income of $1 million related to the collection of notes previously written-off. Of these amounts, $3 million applies to Building Products, $11 million to Corrugated Packaging and $3 million to Financial Services.

     Other income (expense) for first nine months 2002 includes $7 million related to severance and write-off of technology investments, $6 million related to the repurchase of notes sold with recourse and $11 million related to the early repayment of a bridge financing facility and other borrowings. Of these amounts, $6 million applies to Corrugated Packaging and $7 million to Financial Services.





<Fc> Includes for third quarter 2003, a $6 million reduction in previously recorded tax benefits for first six months 2003 related to a decrease in the effective tax rate for the year 2003 and, for first nine months 2003, a one-time tax benefit of $165 million.


For third quarter 2003 and 2002

Corrugated Packaging

     Corrugated Packaging revenues were $667 million in third quarter 2003 compared with $672 million in third quarter 2002. Revenues from sales of corrugated packaging represented 93 percent of segment revenues for third quarter 2003 and 94 percent for third quarter 2002. The remaining revenues are derived from sales of linerboard. The change in revenues was principally due to changes in average prices and shipments:

                    Third Quarter 2003 versus Third Quarter 2002
                                Increase (Decrease) in
                          -------------------------------
                          Average Prices        Shipments
                          --------------        ---------
Corrugated packaging            (1%)                --
Linerboard                      (1%)                18%

     Compared with second quarter 2003, revenues were down $18 million. Average corrugated packaging prices were down one percent while shipments were down two percent. Average linerboard prices were down two percent while shipments were up three percent. Corrugated packaging markets continue to be adversely affected by the weak manufacturing economy. Linerboard markets continue to be adversely affected by both the weak manufacturing economy and increased offshore capacity, partially offset by a weaker U.S. dollar.

     Costs, which include production, selling, distribution, and administrative costs, were $667 million in third quarter 2003 compared with $658 million in third quarter 2002. Significant changes within the principal components of costs in 2003 include:
       -  higher energy costs, up $9 million,
       -  higher pension costs, up $6 million, and
       - lower OCC costs due to lower prices and a decrease in OCC purchases, down $16 million.

Average OCC prices were $90 per ton during third quarter 2003 compared with $122 per ton during third quarter 2002. It is likely that OCC costs will continue to fluctuate during 2003.

     Mill production was:
       -  808,000 tons in third quarter 2003,
       -  864,000 tons in third quarter 2002, and
       -  819,000 tons in second quarter 2003.

Mill production data is not comparable due to the effect of the shutdown of the Antioch, California mill completed during September 2002.

     The percentage of mill production used by Corrugated
Packaging operations was:
       -  81 percent in third quarter 2003,
       -  85 percent in third quarter 2002, and
       -  82 percent in second quarter 2003.

The remainder was sold in the domestic and export markets.

     Excluding routine maintenance, production downtime was minimal in third quarter 2003 and second quarter 2003 and 94,000 tons in third quarter 2002 due to market and operational reasons.
Production downtime may occur in future quarters.

     Market conditions continue to be weak for lightweight gypsum facing paper. As a result, the Company's Premier Boxboard joint venture continues to produce both gypsum facing paper and corrugating medium. The Company purchased 45,000 tons of corrugating medium from the joint venture in third quarter 2003. It is uncertain when market conditions for lightweight gypsum facing paper will improve.

     The Company is continuing its efforts to enhance return on investment within Corrugated Packaging. These efforts include reviewing operations that are unable to meet return objectives and determining appropriate courses of action including the possible consolidation and closure of converting facilities. During third quarter 2003, the Company paid $1 million of severance to employees affected by the previously announced closure of its converting facilities in Hattiesburg, Mississippi, Elizabethton, Tennessee, and Tijuana, Mexico. In addition, the Company incurred and paid $1 million in severance related to workforce reductions at its Rome, Georgia mill. These costs are included in other operating (income) expense and excluded from segment operating income.

     Fourth quarter earnings for corrugated packaging will likely be adversely affected by the annual maintenance outages at the Bogalusa, Louisiana and Rome, Georgia linerboard mills and a 14 week fourth quarter with seven additional days of fixed costs and, due to holiday schedules, only one additional day of sales revenue from the converting operations.

     Corrugated Packaging operated at break even in third quarter
2003 compared with operating income of $14 million in third quarter 2002.

Building Products

     Building Products revenues were $211 million in third quarter 2003 compared with $202 million in third quarter 2002.
The change in revenues in 2003 was principally due to changes in average prices and shipments as follows:

                    Third Quarter 2003 versus Third Quarter 2002
                                Increase (Decrease) in
                          -------------------------------
                          Average Prices        Shipments
                          --------------        ---------
Lumber                          10%                12%
Particleboard                   (4%)               (9%)
Gypsum                           3%                (4%)
MDF                             (7%)              (30%)

     Other revenues include sales of high-value and non-strategic timberlands. These sales contributed $2 million in operating income in third quarter 2003 compared with $1 million in third quarter 2002 and $5 million in second quarter 2003.

     Compared with second quarter 2003, revenues were up $19 million. Average prices were up eight percent for lumber and three percent for gypsum, while average prices were down one percent for particleboard and flat for MDF. Shipments were up five percent for lumber, six percent for particleboard and 13 percent for gypsum, while average shipments were down 11 percent for MDF.

     Costs, which include production, selling, distribution, and administrative costs, were $189 million in third quarter 2003 compared with $190 million in third quarter 2002.

     Production averaged from a low of 52 percent to a high of 93 percent of capacity in the various product lines. Production average was negatively affected by the indefinite shutdowns of the Clarion, Pennsylvania MDF facility during third quarter 2003 and the Mt. Jewett, Pennsylvania particleboard facility during second quarter 2003, neither of which had any third quarter production. Production was curtailed to varying degrees in all product lines in third quarter 2003 to match customer demand. The Company's joint venture operations also experienced production curtailments in third quarter 2003. Production may be curtailed in future quarters to match customer demand.

     The Company's Del-Tin Fiber LLC MDF joint venture in El Dorado, Arkansas continues to experience production and cost issues. In January 2003, Deltic Timber Corporation, the partner in this venture, announced its intention to exit this business upon the earliest, reasonable opportunity provided by the market. It is uncertain what effects Deltic Timber's decision will have on the joint venture or its operations. The venture had net losses of $4 million in each of third quarter 2003 and third quarter 2002, of which the Company's share was $2 million for each period. In third quarter 2003, the Company and Deltic Timber Corporation each contributed $2 million in cash to the venture.

     The Company is continuing its efforts to enhance return on investment within Building Products. These efforts include reviewing operations that are unable to meet return objectives and determining appropriate courses of action including the possible closure of production facilities. The Company is continuing to address market and production issues at its MDF facilities, including the Del-Tin Fiber MDF joint venture. During third quarter 2003, the Company announced the indefinite shutdown of its Clarion, Pennsylvania medium density fiberboard plant. In addition, the Company announced the indefinite shutdown of its Mt. Jewett, Pennsylvania particleboard plant in second quarter 2003 due to market issues. In connection with these shutdowns, the Company incurred and paid $1 million in involuntary employee termination liabilities. These costs are included in other operating (income) expense and excluded from segment operating income.

     Building Products had income of $22 million in third quarter
2003 compared with $12 million in third quarter 2002.

Financial Services

     Financial Services revenues, consisting of interest and non-interest income, were $292 million in third quarter 2003 compared with $283 million in third quarter 2002.

Operations

     Selected financial information for Financial Services follows:

                                                     Second
                                   Third Quarter     Quarter
                                   -------------     -------
                                   2003     2002      2003
                                   ----     ----      ----
                                        (in millions)
Net interest income               $  95     $   95    $   94
Provision for loan losses           (13)        (8)      (20)
Noninterest income                  113         86       118
Noninterest expense                (146)      (129)     (148)
                                   ----       ----      ----
Segment operating income             49         44        44
Severance                            (1)        --        (2)
                                   ----       ----      ----
Operating income                  $  48     $   44    $   42
                                   ====       ====      ====

     Net interest income in third quarter 2003 was similar to third quarter 2002 and second quarter 2003; however, the following changes in the components of net interest income occurred:
       - average earning assets, principally securities, increased five percent compared with third quarter 2002, but

       - the net interest spread declined due to the lower interest rate environment combined with an asset sensitive position.

     In general, increases in interest rates increase Financial Services' net interest income. However, Financial Services' net interest income is not as sensitive to changes in interest rates at third quarter-end 2003 as it was at year-end 2002 principally due to:
       - a change in the mix of earning assets achieved by increasing single-family mortgage loans and securities, the interest rates on which generally are fixed for the first three to five years and then reset annually thereafter, and decreasing commercial real estate loans, the interest rates on which generally reset every 30 to 90 days, and
       - a shift in deposits achieved by decreasing certificates of deposits and increasing money market accounts.

     If interest rates rise for the remainder of 2003, then it is likely that net interest income would be positively affected. If interest rates again decline, it is likely that net interest income will be adversely affected.

     The provision for loan losses was $13 million in third quarter 2003 compared with $8 million in third quarter 2002. The provision for third quarter 2003 related principally to commercial real estate loans and asset-based commercial and business loans. The provision for third quarter 2002 related principally to asset-based commercial and business loans and senior housing residential loans.

     Noninterest income includes revenues from mortgage banking, real estate, and insurance activities. Noninterest income was $113 million in third quarter 2003 compared with $86 million in third quarter 2002. The change in noninterest income in 2003 was principally due to:
       - an increase in mortgage banking loan originations and related gain on sale of loans, up $18 million,
       - an increase in mortgage servicing rights amortization, up $6 million, and
       - a reversal of mortgage servicing rights valuation allowance in third quarter 2003 of $7 million compared with an increase in the mortgage servicing rights valuation allowance of $7 million in third quarter 2002.

     Noninterest expense was $146 million in third quarter 2003 compared with $129 million in third quarter 2002. The change in noninterest expense in 2003 was principally due to higher costs associated with the mortgage banking operations, primarily employee compensation and other origination expenses associated with higher origination volume.

     See Mortgage Banking Activities for further information regarding mortgage-banking operations.

Earning Assets

     Earning assets include cash equivalents, mortgage loans held for sale, securities, and loans. At third quarter-end 2003, cash equivalents, mortgage loans held for sale, securities, and residential housing loans constituted 81 percent of total earning assets compared with 74 percent at third quarter-end 2002. The increased percentage in 2003 is a result of efforts to change the earning asset mix by increasing residential earning assets.

     Securities, which include mortgage-backed and other securities, were $6.3 billion at third quarter-end 2003 compared with $5.8 billion at third quarter-end 2002. The increase was primarily a result of purchasing mortgage-backed securities as part of the efforts to increase residential housing assets.

     Loans were $9.5 billion at third quarter-end 2003 compared with $9.9 billion at third quarter-end 2002 and $9.7 billion at second quarter-end 2003. The following table summarizes the composition of the loan portfolio:


                                                            Second
                                     Third Quarter-End    Quarter-End
                                     -----------------
                                      2003      2002          2003
                                      ----      ----          ----
                                             (in millions)
Single-family mortgage              $ 3,089     $ 2,100    $  2,892
Single-family mortgage warehouse        395         454         502
Single-family construction            1,054       1,090       1,065
Multifamily and senior housing        1,831       1,891       1,865
                                      -----       -----       -----
   Total residential housing          6,369       5,535       6,324
Commercial real estate                1,175       2,310       1,393
Commercial and business               1,142       1,076       1,178
Asset based lending & leasing           595         749         634
Consumer and other                      170         215         182
                                      -----       -----       -----
   Total loans                        9,451       9,885       9,711
Less allowance for loan losses         (130)       (141)       (117)
                                      -----       -----       -----
   Loans receivable, net            $ 9,321     $ 9,744    $  9,594
                                      =====       =====       =====


     The size of the total loan portfolio decreased $434 million over the past year, and the composition of the portfolio has changed due to efforts to increase residential housing assets. As a result, residential housing loans represent 67 percent of the loan portfolio at third quarter-end 2003 compared with 56 percent at third quarter-end 2002 and 65 percent at second quarter-end 2003.

Asset Quality

     Several key measures are used to evaluate and monitor asset quality. These measures include the level of loan delinquencies, nonperforming loans, assets, and allowance coverage.

                                                                 Second
                                            Third Quarter-End  Quarter-End
                                            -----------------
                                               2003    2002       2003
                                               ----    ----       ----
                                                     (in millions)
Accruing loans past due 30 - 89 days         $    63    $  116    $    48
Accruing loans past due 90 days or more            1         9         --
                                              ------     -----     ------
Accruing loans past due 30 days or more      $    64    $  125    $    48
                                              ======     =====     ======

Nonaccrual loans                             $    76    $  109    $    69
Nonaccrual restructured loans                     10        --         10
                                              ------     -----     ------
     Nonperforming loans                          86       109         79
Foreclosed property                               12         8         12
Restructured operating leases                     41        --         42
                                              ------     -----     ------
     Nonperforming assets                    $   139    $  117    $   133
                                              ======     =====     ======
Restructured loans - performing              $     3    $   --    $    --

Allowance for loan losses                    $   130    $  141    $   117

Nonperforming loan ratio                        0.91%     1.11%      0.81%

Nonperforming asset ratio                       1.46%     1.19%      1.37%

Allowance for loan losses/total loans           1.38%     1.42%      1.21%

Allowance for loan losses/nonperforming loans    152%      129%       149%


     The change in the level of nonaccrual loans at third quarter-end 2003 compared with third quarter-end 2002 was principally due to $21 million in payoffs and paydowns of senior housing and asset-based lending loans, a $10 million commercial office building foreclosure, and $34 million in charge-offs of previously reserved loans. These decreases were partially offset by new nonaccrual loans, principally asset-based lending, senior housing, and commercial and business loans. The restructured operating leases added in 2003 relate to the restructuring of two leveraged, direct financing leases on cargo aircraft totaling $33 million. Due to a reduction in the lease payments in the restructuring, the leases were reclassified as operating leases. As a result, $27 million in leverage was removed, and the assets were written down to estimated fair market value. The restructured operating leases will be classified as nonperforming until such time as the lessee has evidenced the ability to continue to perform under the terms of the restructured leases.

     Both the asset-based lending and leasing portfolios and commercial real estate loan portfolio will likely continue to be adversely affected by the weak economy.

Allowance for Loan Losses

     The allowance for loan losses is comprised of:
       -  reserves for impaired loans in accordance with SFAS
          No. 114,
       - reserves allocated to defined groups of loans that are not considered individually impaired under SFAS No. 114, and
       - other reserves for unidentified incurred losses inherent in the portfolio that are not allocated to defined groups of loans.

Management evaluates the allowance for loan losses at each period end to ensure the level is adequate to absorb losses inherent in the loan portfolio. The allowance is increased by charges to income and decreased by charge-offs, net of recoveries. Changes in the allowance for loan losses were:

                                                            Second
                                        Third Quarter       Quarter
                                       ---------------
                                       2003       2002        2003
                                       ----       ----        ----
                                              (in millions)
Balance at beginning of period     $    117   $     135   $    122
Charge-offs:
  Total residential housing              --          --         --
  Commercial real estate                 (1)         --         (7)
  Commercial and business                --          --         (4)
  Asset based lending and leasing        (1)         (5)       (17)
  Consumer and other                     (1)         (1)        (1)
                                      -----       -----      -----
    Total charge-offs                    (3)         (6)       (29)
                                      -----       -----      -----

Recoveries:
  Total residential housing              --           4          4
  Commercial real estate                 --          --         --
  Commercial and business                --          --         --
  Asset based lending and leasing         3          --         --
  Consumer and other                     --          --         --
                                      -----       -----      -----
    Total recoveries                      3           4          4
                                      -----       -----      -----

    Net charge-offs                      --          (2)       (25)
Provision for loan losses                13           8         20
                                      -----       -----      -----
Balance at end of period           $    130   $     141   $    117
                                      =====       =====      =====
Annualized net charge-offs as a
  percentage of average loans
  outstanding                            --         0.1%       1.0%


     Third quarter 2003 recoveries related principally to two loans in the asset-based lending portfolio. Third quarter 2002 charge-offs related principally to two asset-based lending and leasing credits, offset principally by one recovery related to a previously charged off senior housing loan. Second quarter 2003 charge-offs related principally to several asset-based commercial and business loans and a commercial real estate loan secured by an office building.

Mortgage Banking Activities

     Mortgage loan originations were $3.7 billion in third quarter 2003 compared with $2.9 billion in third quarter 2002.
The high level of mortgage loan originations during third quarter
2003 was due to continued high refinance activity resulting from the low interest rate environment.

     In third quarter 2003, the savings bank retained $600 million in loans originated by the mortgage banking operations, compared with $327 million in third quarter 2002. The change in loans originated for the savings bank in third quarter 2003 was the result of continued efforts to increase the level of adjustable-rate single-family mortgage assets in the loan portfolio.

     In third quarter 2003, the mortgage banking operations sold $3.5 billion in loans to secondary markets by delivering loans to third parties or by delivering loans into mortgage-backed securities that were purchased by third parties. Of the loans sold in third quarter 2003, the only retained interest was mortgage servicing rights of $19 million relating to $1.7 billion of loans. The following table provides information regarding the mortgage servicing portfolio:



                                                            Second
                                                            Quarter-
                                     Third Quarter-End        End
                                     -----------------
                                      2003        2002        2003
                                      ----        ----        ----
                                             (in millions)

Outstanding balance of loans
serviced for:
  Third parties                    $   8.5     $    9.4   $    8.4
  Savings bank                         2.5          1.0        1.9
                                     -----        -----      -----
Total mortgage servicing
  portfolio                        $  11.0     $   10.4   $   10.3

Annualized runoff rate                  55%          36%        53%


     The decrease in the balance of loans serviced for third parties at third quarter-end 2003 compared with third quarter-end 2002 was principally due to significant repayments on loans, partially offset by new loan originations for which servicing was retained.

     The increased runoff rate was due to the lower interest rate environment in 2003. As a result of the high runoff rates, amortization of mortgage servicing rights increased in third quarter 2003; however, because interest rates increased near the end of third quarter 2003, and prepayments slowed, the value of the mortgage servicing rights increased, and $7 million in impairment valuation allowance was reversed. The following table provides information regarding charges for amortization and impairment of mortgage servicing rights:

                                                            Second
                                         Third Quarter      Quarter
                                       ----------------
                                       2003        2002       2003
                                       ----        ----       ----
                                              (in millions)

Amortization                        $    19    $    13    $     19
Impairment (recovery)                    (7)         7           5
                                      -----      -----       -----
                                    $    12    $    20    $     24
                                      =====      =====       =====

Valuation allowance at end of
  period                            $    15    $    12    $     22


     In 2003 and 2002, the mortgage banking operations were significantly affected by the refinancing activity associated with the declining interest rate environment. If interest rates remain constant or increase, the level of mortgage originations, mortgage servicing rights amortization, and the impairment valuation allowance will likely decline. However, if interest rates again decline in 2003, the level of mortgage originations and the level of mortgage servicing rights amortization and impairment will likely increase. In third quarter 2003, interest rates increased somewhat. Accordingly, the level of mortgage loan originations declined substantially near the end of third quarter 2003 and has remained at lower levels in October 2003. As a result of the decline in mortgage originations, it is likely that loan origination and marketing income and variable production costs, including commission costs, will be lower during fourth quarter 2003.

Unallocated General and Administrative Expenses, Interest and
Other (Income) Expense

     Unallocated general and administrative expenses were $11 million in third quarter 2003 compared with $8 million in third quarter 2002. The change in 2003 was principally due to an increase in pension and stock-based compensation costs.

     Parent company interest expense was $33 million in third quarter 2003 compared with $36 million in third quarter 2002. The average interest rate on borrowings was 6.9 percent in third quarter 2003 compared with 7.0 percent in third quarter 2002. Long-term debt was reduced by $70 million during third quarter 2003. In addition, the Company used borrowings under its accounts receivable securitization program to redeem its $150 million 8.25% debentures due 2022. As a result, the Company paid a $6 million call premium and wrote off $2 million of unamortized financing costs, all of which are included in other expense. The Company's accounts receivable securitization program currently bears interest at a rate of 1.1 percent per annum.

     Other operating (income) expense for third quarter 2003 includes $13 million in expenses related to initiatives to relocate the Corrugated Packaging operations, consolidate administrative functions and effect improvements in supply chain management. These expenses consist principally of relocation and severance expenses and fees paid to third party consultants. In the remainder of 2003, the Company expects to incur an additional $5 million to $10 million in relocation, severance, benefits, and other expenses related to these initiatives. The Company expects the benefits from these initiatives to begin to be realized in 2004.

Pension Expense

     Non-cash pension expenses were $11 million in third quarter 2003 compared with $2 million in third quarter 2002. The change in 2003 was principally due to previously disclosed changes in the assumed discount rate, a decrease in the expected rate of return on plan assets to 8.5 percent, and an increase in the recognition of the accumulated decline in the fair value of plan assets.

Income Taxes

     The effective tax rate includes federal and state income taxes and the effects of non-deductible items. During third quarter 2003, the Company lowered the estimated effective tax rate from 35 percent to 20 percent due to changes in the estimates of income and expenses for the year 2003. As a result, during third quarter 2003 the Company reduced, by $6 million, its previously recorded tax benefits for the first six months 2003.

Average Shares Outstanding

     Average shares outstanding were 54.3 million in third quarter 2003 compared with 53.7 million in third quarter 2002. The dilutive effect of stock options and equity purchase contracts was not significant in any of the periods presented.

For first nine months 2003 and 2002

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

     Corrugated Packaging revenues were $2,019 million for first nine months 2003 compared with $1,932 million for first nine months 2002. Revenues from sales of corrugated packaging represented 93 percent of segment revenues for first nine months 2003 and 94 percent of revenues for first nine months 2002. The remaining revenues are derived from sales of linerboard. The change in revenues was principally due to changes in average prices and shipments:

            First Nine Months 2003 versus First Nine Months 2002
                                Increase (Decrease) in
                          ---------------------------------
                          Average Prices      Shipments(a)
                          --------------      ------------
Corrugated packaging             (1%)              2%
Linerboard                        1%              15%

  (a) 2002 shipments have been adjusted for the effect of acquisitions.

     Costs, which include production, selling, distribution, and administrative costs, were $2,022 million for first nine months 2003 compared with $1,867 million for first nine months 2002. The change in costs in 2003 was principally due to:
       -  the inclusion of the acquired operations,
       -  higher energy costs, up $43 million,
       -  higher pension costs, up $20 million, and
       - lower OCC costs due to lower prices and a decrease in OCC purchases, down $24 million.

Average OCC prices were $89 per ton for first nine months 2003 compared with $101 per ton for first nine months 2002.

     Mill production was:
       -  2,390,000 tons for first nine months 2003 and
       -  2,335,000 tons for first nine months 2002.

Mill production data is not comparable due to the effect of the consolidation of Gaylord, which began on March 1, 2002, and Antioch shutdown completed September 2002.

     The percentage of mill production used by Corrugated
Packaging operations was:
       -  82 percent for first nine months 2003 and
       -  84 percent for first nine months 2002.

The remainder was sold in the domestic and export markets.

     Excluding routine maintenance, production downtime was minimal for first nine months 2003 and 301,000 tons for first nine months 2002 due to market, mix and operational reasons.
Production downtime may occur in future quarters.

     Market conditions continue to be weak for lightweight gypsum facing paper. As a result, the Company's Premier Boxboard joint venture continues to produce both gypsum facing paper and corrugating medium. The Company purchased 118,000 tons of corrugating medium from the joint venture during first nine months 2003, compared with 134,000 tons in first nine months 2002.

     Corrugated Packaging had a $3 million operating loss for first nine months 2003 compared with income of $65 million for first nine months 2002.

Building Products

     Building Products revenues were $583 million for first nine months 2003 compared with $610 million for first nine months 2002. The change in revenues in 2003 was principally due to lower average prices and shipments in most product lines as follows:

            First Nine Months 2003 versus First Nine Months 2002
                                 Increase (Decrease) in
                          --------------------------------
                          Average Prices         Shipments
                          --------------         ---------
Lumber                          (3%)               11%
Particleboard                   (5%)              (11%)
Gypsum                          (1%)               (7%)
MDF                             (3%)              (24%)

Other revenues include sales of high-value timberlands. These sales contributed $8 million in operating income for first nine months 2003 compared with $11 million for first nine months 2002.

     Costs, which include production, selling, distribution, and administrative costs, were $558 million for first nine months 2003 compared with $567 million for first nine months 2002. The change in costs in 2003 was principally due to lower production volumes partially offset by:
       -  higher energy costs, up $6 million, and
       -  higher pension costs, up $3 million.

     Production averaged from a low of 45 percent to a high of 95 percent of capacity in the various product lines. Production was curtailed to varying degrees in all product lines for first nine months 2003 to match customer demand. The Company's joint venture operations also experienced production curtailments in first nine months 2003.

     Building Products had operating income of $25 million for first nine months 2003 compared with $43 million for first nine months 2002.

Financial Services

     Financial Services revenues, consisting of interest and non-interest income, were $885 million for first nine months 2003 compared with $825 million for first nine months 2002.

Operations

     Selected financial information for Financial Services follows:

                                               First Nine Months
                                               -----------------
                                                 2003      2002
                                                 ----      ----
                                                 (in millions)
Net interest income                            $  284      $  278
Provision for loan losses                         (44)        (37)
Noninterest income                                326         253
Noninterest expense                              (434)       (379)
                                                -----       -----
Segment operating income                          132         115
Severance and asset write-offs                     (3)         (7)
                                                -----       -----
Operating income                               $  129      $  108
                                                =====       =====



     Net interest income was $284 million for first nine months
2003 compared with $278 million for first nine months 2002. The change was principally due to:
       -  average earning assets, principally securities,increased
          11 percent compared with first nine months 2002, but
       - the net interest spread declined due to the lower interest rate environment combined with an asset sensitive position.

     The provision for loan losses was $44 million for first nine months 2003 compared with $37 million for first nine months 2002. The provision for first nine months 2003 related principally to commercial real estate loans, the restructured aircraft leases, and asset-based commercial and business loans. The provision for first nine months 2002 related principally to senior housing residential and commercial and business loans.

     Noninterest income includes revenues from mortgage banking and real estate and insurance activities. Noninterest income was $326 million for first nine months 2003 compared with $253 million for first nine months 2002. The change in noninterest income in 2003 was principally due to:
      - an increase in mortgage banking loan originations and related gain on sale of loans, up $91 million,
      - an increase in mortgage servicing rights amortization, up $16 million, and
      - no net change in the mortgage servicing rights valuation allowance in first nine months 2003 compared with an increase in the mortgage servicing rights valuation allowance of $5 million in first nine months 2002.

     Noninterest expense was $434 million for first nine months 2003 compared with $379 million for first nine months 2002. The change in noninterest expense in 2003 was principally due to higher costs associated with the mortgage banking operations, primarily employee compensation and other origination expenses associated with higher origination volume.

     See Mortgage Banking Activities for further information regarding mortgage-banking operations.

Allowance for Loan Losses

     Changes in the allowance for loan losses were:


                                      First Nine Months
                                      -----------------
                                       2003       2002
                                       ----       ----
                                        (in millions)
Balance at beginning of period     $    132   $     139
Charge-offs:
  Total residential housing              --         (11)
  Commercial real estate                 (8)         --
  Commercial and business                (5)         (5)
  Asset based lending and leasing       (38)        (24)
  Consumer and other                     (2)         (1)
                                      -----       -----
    Total charge-offs                   (53)        (41)
                                      -----       -----

Recoveries:
  Total residential housing               4           5
  Commercial real estate                 --          --
  Commercial and business                --          --
  Asset based lending and leasing         3           1
  Consumer and other                     --          --
                                      -----       -----
    Total recoveries                      7           6
                                      -----       -----

    Net charge-offs                     (46)        (35)
Provision for loan losses                44          37
                                      -----       -----
Balance at end of period           $    130   $     141
                                      =====       =====
Net charge-offs (annualized) as
  a percentage of average loans
  outstanding                          0.62%       0.49%




     Charge-offs for first nine months 2003 related principally to a commercial real estate loan secured by an office building, two commercial and business loans, two restructured aircraft leases, and several asset-based lending loans. Charge-offs for first nine months 2002 related principally to two senior housing loans, one commercial and business loan, and several asset-based lending and leasing credits.

Mortgage Banking Activities

     Mortgage loan originations were $11.1 billion for first nine months 2003 compared with $6.7 billion for first nine months 2002. The high level of mortgage loan originations for first nine months 2003 was due to continued refinance activity resulting from the low interest rate environment.

     For first nine months 2003, the savings bank retained $1.6 billion in loans originated by the mortgage banking operations, compared with $637 million for first nine months 2002. The significant increase in loans originated for the savings bank for first nine months 2003 was the result of continued efforts to increase the level of adjustable-rate single-family mortgage assets in the loan portfolio.

     For first nine months 2003, the mortgage banking operations sold $10.0 billion in loans to secondary markets by delivering loans to third parties or by delivering loans into mortgage-backed securities that were purchased by third parties. Of the loans sold during first nine months 2003, the only retained interest was mortgage servicing rights of $38 million relating to $3.5 billion of loans.

     The outstanding balance of loans in the mortgage servicing portfolio decreased at an annualized rate of 50 percent during first nine months 2003 compared with an annualized rate of 29 percent during first nine months 2002. The increased runoff rate was due to the lower interest rate environment in 2003. As a result of the high runoff rates, amortization of mortgage servicing rights increased for first nine months 2003. However, because interest rates increased near the end of first nine months 2003 and prepayments slowed, the value of the mortgage servicing rights increased and $7 million in impairment valuation allowance was reversed. The following table provides information regarding charges for amortization and impairment of recorded mortgage servicing rights:


                                      First Nine Months
                                      -----------------
                                       2003        2002
                                       ----        ----
                                        (in millions)

Amortization                      $      53    $     31
Impairment                               --           6
                                      -----       -----
                                  $      53    $     37
                                      =====       =====

Unallocated General and Administrative Expenses, Interest and
Other (Income) Expense

     Unallocated general and administrative expenses were $33 million for first nine months 2003 compared with $26 million for first nine months 2002. The change in 2003 was principally due to an increase in pension and stock-based compensation costs.

     Parent company interest expense was $103 million for first nine months 2003 compared with $97 million for first nine months 2002. The change was principally due the full effect of interest expense on debt related to the acquisition of Gaylord. Long-term debt was reduced by $145 million in first nine months 2003. The average interest rate on borrowings was 7.0 percent for first nine months 2003 compared with 6.2 percent for first nine months 2002.

     Other operating expenses for first nine months 2003 include $39 million in expenses related to initiatives to relocate the Corrugated Packaging operations, consolidate administrative functions and effect improvements in supply chain management.

These expenses consist principally of relocation and severance expenses and fees paid to third party consultants.

Pension Expense

     Non-cash pension expenses were $32 million for first nine months 2003 compared with $7 million for first nine months 2002.

Income Taxes

     In second quarter 2003, the Internal Revenue Service concluded its examination of the Company's tax returns through 1996, including matters related to net operating losses and minimum tax credit carryforwards, which resulted from certain deductions following the 1988 acquisition of Guaranty Bank and for which no financial accounting benefit had been recognized. Also, the Company resolved certain state tax refund claims for the years 1991 through 1994. As a result, valuation allowances and tax accruals previously provided for these matters are no longer required. Accordingly, during second quarter 2003, the Company recorded a one-time benefit of $165 million, or $3.05 per diluted share. Of this one-time benefit, approximately $26 million represents expected cash refunds of previously paid taxes plus related interest, of which $21 million was received in third quarter 2003. The remainder is a non-cash benefit.

     Excluding the second quarter 2003 one-time tax benefit described above, the effective tax rate for 2003 is expected to be 20 percent based on current estimates of income and expenses for the year 2003.

Average Shares Outstanding

     Average shares outstanding were 54.1 million for first nine months 2003 compared with 51.9 million for first nine months 2002. The change in 2003 was principally due to the May 2002 sale of 4.1 million shares of common stock. The dilutive effect of stock options and equity purchase contracts was not significant in any of the periods presented.

Capital Resources and Liquidity

     The consolidated net assets invested in Financial Services are subject, in varying degrees, to regulatory rules and regulations including restrictions on the payment of dividends to the parent company. Accordingly, parent company and Financial
Services capital resources and liquidity are discussed separately.

For first nine months 2003

Parent Company

Operating Activities

     Cash provided by operations was $264 million. Income for first nine months 2003 included $106 million of depreciation and other non-cash charges and credits. Dividends received from Financial Services were $120 million. Working capital needs increased $27 million, principally due to a seasonal increase in receivables.

Investing Activities

     Investing activities used $67 million. Capital expenditures were $96 million. Capital expenditures are expected to approximate $150 million in 2003 or about 63 percent of expected annual depreciation and depletion for 2003. Proceeds from the sale of non-strategic assets acquired in connection with the acquisition of Gaylord were $36 million.

Financing Activities

     Financing activities used $200 million. Debt and other borrowings were reduced by $145 million. Cash dividends paid to shareholders were $55 million or $1.02 per share.

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

     At third quarter-end 2003, the parent company had $555 million in unused borrowing capacity under its revolving credit agreements and $180 million under its accounts receivable securitization program, which matures in April 2006. During September 2003, the accounts receivable securitization program was increased from $200 million to $250 million. At third quarter-end 2003, the parent company was in compliance with all of the terms and conditions of its credit agreements and accounts receivable securitization program. During fourth quarter 2003, $20 million in revolving credit agreements expire, all of which are unused at third quarter-end 2003; however, any borrowings outstanding at the end of the revolving period would not mature until two years after the revolving period ends.

     During third quarter 2003, $83 million of tax exempt bonds were converted from variable interest rate modes to fixed rate interest modes, and remarketed to investors at par. The bonds, which have a weighted average remaining term of 12.4 years, were issued with a weighted average interest rate of 5.82 percent. In addition, the Company, redeemed all of the 8.25% Debentures payable 2022. The principal amount of $150 million and the call premium of $6 million were funded by draws on the accounts receivable securitization program.

     On October 1, 2003, the Company repaid at maturity a $61 million term loan with funds provided from the accounts receivable securitization program.

Financial Services

     The principal sources of cash for Financial Services are operating cash flows, deposits, and borrowings. Financial
Services uses these funds to invest in earning assets, generally loans and securities.

Operating Activities

     Cash provided by operations was $611 million. Income for first nine months 2003 included $70 million of amortization and other non-cash charges.

Investing Activities

     Cash provided by investing activities was $356 million.
Principal payments and maturities of securities, net of purchases, provided $133 million and loan originations, net of collections, provided $198 million.

Financing Activities

     Cash used for financing activities was $949 million.
Borrowings decreased $840 million, principally due to repayments of FHLB advances and a decrease in deposits. In addition, $120 million in dividends were paid to the parent company.

Cash Equivalents

     Cash equivalents were $456 million at third quarter-end 2003 compared with $438 million at year end 2002.

Other

     Financial Services' short-term funding needs are met through operating cash flows, attracting new retail deposits, increased borrowings, and converting assets to cash through sales or reverse repurchase agreements. Assets that can be converted to cash include short-term investments, mortgage loans held for sale, and securities. At third quarter-end 2003, Financial Services had available liquidity of $2.6 billion. The manner in which Financial Services meets its funding needs can affect its asset sensitive position. For example, increased term borrowings at fixed rates would increase asset sensitivity.

     At third quarter-end 2003, commitments to originate single-family residential mortgage loans totaled $0.9 billion and commitments to sell single-family residential mortgage loans totaled $0.9 billion.

     At third quarter-end 2003, the savings bank exceeded all applicable regulatory capital requirements. The parent company expects to maintain the savings bank capital at a level that exceeds the minimum required for designation as "well capitalized." As a result, the Company could make capital contributions to the savings bank, if necessary. During third quarter 2003, the Company made no capital contributions to the savings bank.

     Selected consolidated financial and regulatory capital data for the savings bank follows:


                                           Third
                                          Quarter-    Year-End
                                          End 2003      2002
                                          --------     ------
                                         (dollars in millions)
Balance sheet data
     Total assets                      $  17,323    $  17,634
     Total deposits                        8,945        9,203
     Shareholder's equity                    984        1,025



                               Savings    Regulatory    For Categorization
                                Bank       Minimum     as "Well Capitalized"
                               -------    ----------   ---------------------
Regulatory capital ratios:
  Tangible capital              6.36%        2.00%             N/A
  Leverage capital              6.36%        4.00%            5.00%
  Tier 1 risk-based capital     9.74%        4.00%            6.00%
  Total risk-based capital     11.19%        8.00%           10.00%


Energy and the Effects of Inflation

     Energy costs, principally natural gas, were $63 million in third quarter 2003 compared with $53 million in third quarter
2002 and $69 million in second quarter 2003. It is likely that energy costs will continue to fluctuate during 2003.

Litigation and Related Matters

     There are pending against the Company and its subsidiaries lawsuits, claims and environmental matters arising in the regular course of business. The resolution of these matters is not expected to have a material adverse effect on the Company's operations or financial position. For further information on pending legal proceedings, see Part II, Item 1.

Accounting Policies

New Accounting Standards Adopted

Stock-Based Compensation
     Beginning January 2003, the Company voluntarily adopted the prospective transition method of accounting for stock-based compensation contained in SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123. The principal effect of adopting the prospective transition method is that the fair value of stock options granted in 2003 and thereafter are charged to expense over the option vesting period. As a result of the adoption of this prospective transition method, third quarter 2003 net income was decreased by $3 million or $0.05 per share.

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

Liabilities and Equity Instruments
     During third quarter 2003, the Company was required to adopt SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. The effect on earnings or financial position of adopting this statement was not material.

Other Pronouncements
     During fourth quarter 2003, the Company will be required to begin applying FASB Interpretation No. 46, Consolidation of

Variable Interest Entities to its variable interest entities created prior to February 1, 2003. It is anticipated that the effect on earnings or financial position of applying this interpretation will not be material.

Critical Accounting Policies

     In third quarter 2003, there were no significant changes in critical accounting policies from those disclosed in the Company's Form 10-K for the year 2002.


Statistical and other data



                                                          First Nine
                                        Third Quarter       Months
                                        -------------    -------------
                                        2003    2002     2003     2002
                                        ----    ----     ----     ----
                                                 (in millions)
Revenues<Fa>
Corrugated Packaging
  Corrugated packaging                $  617  $   629  $ 1,877  $ 1,809
  Linerboard                              50       43      142      123
                                       -----    -----    -----    -----
     Total Corrugated Packaging       $  667  $   672  $ 2,019  $ 1,932
                                       =====    =====    =====    =====

Building Products
  Lumber                              $   73  $    59  $   193  $   177
  Particleboard                           38       43      113      133
  Medium density fiberboard               21       32       70       91
  Gypsum wallboard                        19       19       53       58
  Fiberboard                              20       18       51       52
  Other                                   40       31      103       99
                                       -----    -----    -----    -----
     Total Building Products          $  211  $   202  $   583  $   610
                                       =====    =====    =====    =====

Unit sales<Fa>
Corrugated Packaging
  Corrugated packaging, thousands
    of tons                              793      795    2,382    2,263
  Linerboard, thousands of tons          150      127      421      367
                                       -----    -----    -----    -----
     Total, thousands of tons            943      922    2,803    2,630
                                       =====    =====    =====    =====

Building Products
  Lumber, mbf                            227      203      641      578
  Particleboard, msf                     149      164      444      501
  Medium density fiberboard, msf          51       73      172      225
  Gypsum wallboard, msf                  165      171      472      510
  Fiberboard, msf                        123      106      312      312

<Fa>  Revenues and unit sales do not include joint venture
     operations.

Note: Data for Corrugated Packaging for first nine months 2003 is not comparable due to the effect of acquisitions completed in 2002.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

Interest Rate Risk

     The Company's current level of interest rate risk with respect to financial instruments is primarily due to an asset sensitive position within Financial Services and, to a lesser degree, variable rate debt at the parent company.

     The following table illustrates the estimated effect on pre-tax income of immediate, parallel and sustained shifts in interest rates for the subsequent 12-month period at third quarter-end 2003, with comparative information at year-end 2002. The estimated effect takes into account the effects of changing prepayment speeds, repricing characteristics and average balances over the next 12 months. The simultaneous nature of these effects may result in non-symmetrical pre-tax impacts on income across shifts in interest rates or comparisons across reporting periods.

          Increase (decrease) in Income Before Taxes
                       (In millions)

                   Third Quarter
                     End 2003             Year-end 2002
                   -------------          -------------
    Change in
    Interest     Parent    Financial   Parent    Financial
      Rates      Company   Services    Company   Services
    ---------    -------   ---------   -------   ---------
       +2%        $ (4)     $  33       $ (3)      $  40
       +1%        $ (2)     $  38       $ (2)      $  34
        0         $ --      $  --       $ --       $  --
       -1%        $  2      $ (21)      $  2       $ (29)

     Due to the current low levels of interest rates, the two percent decrease in interest rates is not presented.

     The Parent Company's long-term debt is sensitive to changes in interest rates. Interest rate changes would impact the Parent Company's long-term debt due to differences in market interest rates and the rates at inception of the debt agreements. The analysis used to calculate the effect of changes in interest rates was based on actual debt balances at quarter end, reduced for contractual payments, which were assumed to be replaced with variable rate debt.

     Financial Services is subject to interest rate risk from financial instruments to the extent that the interest-earning assets and interest-bearing liabilities repay or reprice at different times or in differing amounts or both. Financial Services is currently in an asset sensitive position whereby the rate and paydown characteristics of its assets are more responsive to changes in market interest rates than are its liabilities. In an asset sensitive position, earnings will generally be positively affected in a rising rate environment, but generally be negatively affected in a falling rate environment.

     Overall, Financial Services' interest rate sensitivity decreased at third quarter-end 2003 compared with year-end 2002, primarily because of changes in the earning asset mix, changes in the deposit base, and interest rate increases in third quarter 2003. The commercial real estate portfolio, which tends to reprice frequently, decreased $700 million, while the mortgage loan portfolio, which generally reprice after three to five years, increased $600 million. Additionally, approximately $600 million of deposits have shifted from certificates of deposit to money market deposit accounts, which generally reprice more frequently. However, because of current market pricing of these accounts, the sensitivity amounts for third quarter-end 2003 anticipate only limited repricing sensitivity of these accounts in the -1% and +1% scenarios.

     The fair value of mortgage servicing rights (estimated at $88 million at third quarter-end 2003) is also affected by changes in interest rates, primarily long-term fixed mortgage rates. The Company estimates that a one percent decline in long-term fixed mortgage rates from current levels would decrease the fair value of the mortgage servicing rights by approximately $24 million.

Foreign Currency Risk

     In third quarter 2003, there were no significant changes in foreign currency risk from that disclosed in the Company's Form
10-K for the year 2002.

Commodity Price Risk

     In third quarter 2003, there were no significant changes in commodity price risk from that disclosed in the Company's Form
10-K for the year 2002.

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

Antitrust Action

     As has been previously disclosed, on May 14, 1999, Inland Paperboard and Packaging, Inc. ("Inland") and Gaylord were named as defendants in a Consolidated Class Action Complaint that alleged a civil violation of Section 1 of the Sherman Act. The suit, captioned Winoff Industries, Inc. v. Stone Container Corporation, MDL No. 1261 (E.D. Pa.), names Inland, Gaylord, and eight other linerboard manufacturers as defendants. There have been no material developments in this matter since the Company filed its Quarterly Report on Form 10-Q for second quarter 2003, with the exception that the court's order approving the fairness of the settlement agreement has become final and there are now 12 opt-out cases, which the Company continues to defend vigorously.

     The Company continues to believe the likelihood of a material loss from these actions to be remote and does not believe that the outcome of these actions should have a material adverse effect on its financial position, results of operations, or cash flow.

Gaylord Chemical Corporation

     As has been previously disclosed, on October 23, 1995, a rail tank car of nitrogen tetroxide exploded at the Bogalusa, Louisiana plant of Gaylord Chemical Corporation, a wholly-owned, independently-operated subsidiary of Gaylord Container Corporation. Following the explosion, more than 160 lawsuits were filed against Gaylord, Gaylord Chemical, and third parties alleging personal injury, property damage, economic loss, related injuries and fear of injuries. There have been no material developments in this matter since the Company filed its Quarterly Report on Form 10-Q for second quarter 2003 other than the trial of the Louisiana class action is currently in process and is expected to be submitted to the jury in mid-November.

     The Company continues to believe the likelihood of a material loss from these actions to be remote and does not believe that the outcome of these actions should have a material adverse effect on its financial position, results of operations, or cash flow.

Other

     Inland was served with an administrative complaint filed by the U.S. Environmental Protection Agency under the Clean Water Act alleging that its box plant in Crawfordsville, Indiana exceeded its permit limits for suspended solids and BOD and that it failed to make timely reports of its sampling results and failed to follow proper sampling protocols at various times between 1999 and 2002. The served complaint appears to call for a penalty that could exceed $100,000. The permit exceedences were recognized by the city at the time, which imposed a surcharge on the plant. Inland intends to engage in negotiations to determine whether the penalty can be reduced based on the city's surcharges and other defenses.

     On October 15, 2003, a release of what is suspected to have been nitrogen dioxide and nitrogen oxide took place at Gaylord's linerboard mill lift station and sewer system in Bogalusa, Louisiana. Based upon the Company's investigation, the total amount of released nitrogen oxide and nitrogen dioxide is believed to be no more than twenty pounds. The gaseous release dispersed in the atmosphere and was not observed beyond the fence-line. The mill followed appropriate protocols for handling this type event, notifying the Louisiana Department of Environmental Quality, the U.S. Environmental Protection Agency and local law enforcement officials. The environmental agencies and the Company are currently investigating the incident. Although the investigations are not complete, the Company believes the likelihood of a material loss from this incident to be remote and does not believe that the outcome should have a material adverse effect on its financial position, results of operations, or cash flow.

     The Ontario Ministry of Environment filed an enforcement action alleging that air emissions from the MDF plant at Pembroke, Ontario, Canada adversely impact surrounding property owners. Trial of the matter is currently ongoing and is expected to continue with sporadic testimony and trial dates through the first quarter of 2004. Fines and penalties assessed in the matter could exceed $100,000, but are not expected to have a material adverse effect on the Company's financial position, results of operations, or cash flow.

Item 2.   Changes in Securities and Use of Proceeds.

          None.

Item 3.   Defaults Upon Senior Securities.

          None.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None

Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

          10.1 - Employment Agreement with J. Patrick Maley, effective June 1, 2003.
          10.2 - Separation Agreement and Release of Claims with Dale E. Stahl, dated August 15, 2003.
          31.1 - Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
          31.2 - Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
          32.1 - Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
          32.2 - Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          (b)  Reports on Form 8-K

               During the quarter ended June 28, 2003, the Company filed the following Current Reports on Form 8-K:

1. Current Report on Form 8-K dated July 23, 2003, reporting under Item 9 and 12 a press release issued by the Company announcing earnings for the period ended June 28, 2003.
2. Current Report on Form 8-K dated July 25, 2003, reporting under Item 5 a press release issued by the Company announcing the resignation of Dale Stahl as an executive officer of the

                           SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   TEMPLE-INLAND INC.
                                      (Registrant)





Dated:  November 10, 2003          By    /s/ Louis R. Brill
                                     ----------------------------
                                     Louis R. Brill
                                     Chief Accounting Officer

                        INDEX TO EXHIBITS



Exhibit No.         Description                        Page No.
-----------         -----------                        --------

10.1                Employment Agreement with J.           51
                    Patrick Maley, effective June 1,
                    2003


10.2                Separation Agreement and Release       80
                    of Claims with Dale E. Stahl,
                    dated August 15, 2003


31.1                Certification of Chief Executive       85
                    Officer pursuant to Exchange Act
                    Rule 13a-14(a), as adopted
                    pursuant to Section 302 of the
                    Sarbanes-Oxley Act of 2002


31.2                Certification of Chief Financial       87
                    Officer pursuant to Exchange Act
                    Rule 13a-14(a), as adopted
                    pursuant to Section 302 of the
                    Sarbanes-Oxley Act of 2002


32.1                Certification of Chief Executive       89
                    Officer pursuant to 18 U.S.C.
                    Section 1350, as adopted pursuant
                    to Section 906 of the Sarbanes-
                    Oxley Act of 2002

32.2                Certification of Chief Financial       90
                    Officer pursuant to 18 U.S.C.
                    Section 1350, as adopted pursuant
                    to Section 906 of the Sarbanes-
                    Oxley Act of 2002