Form 10-K
period 2004-01-03
TEMPLE INLAND INC
filed 2004-02-23
CIK 731939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 3, 2004
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From to

Commission File Number 001-08634

Temple-Inland Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	75-1903917
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1300 MoPac Expressway South

Austin, Texas 78746
(Address of principal executive offices, including Zip code)

Registrant’s telephone number, including area code: (512) 434-5800

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered

Common Stock, $1.00 Par Value per Share, non-cumulative Preferred Share Purchase Rights 7.50% Upper DECSSM	New York Stock Exchange The Pacific Exchange New York Stock Exchange The Pacific Exchange New York Stock Exchange The Pacific Exchange

Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act. Yes ☑       No ☐

      The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing sales price of the Common Stock on the New York Stock Exchange on June 28, 2003, was $1,716,300,000. For purposes of this computation, all officers, directors, and five percent beneficial owners of the registrant (as indicated in Item 12) are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or five percent beneficial owners are, in fact, affiliates of the registrant.

      As of January 31, 2004, 54,704,858 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Company’s definitive proxy statement to be prepared in connection with the Annual Meeting of Shareholders to be held May 7, 2004, are incorporated by reference into Part III of this report.

PART I
Item 1. Business
Wood Fiber Requirements
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market Risk Interest Rate Risk
Item 8. Financial Statements and Supplementary Data
PARENT COMPANY (TEMPLE-INLAND INC.) SUMMARIZED STATEMENTS OF CASH FLOWS
NOTES TO SUMMARIZED FINANCIAL STATEMENTS PARENT COMPANY (TEMPLE-INLAND INC.)
FINANCIAL SERVICES SUMMARIZED STATEMENTS OF INCOME
FINANCIAL SERVICES SUMMARIZED BALANCE SHEETS
FINANCIAL SERVICES SUMMARIZED STATEMENTS OF CASH FLOWS
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A. Controls and Procedures
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions
Item 14. Principal Accounting Fees and Services
PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
Form of Nonqualified Stock Option Agreement
Form of Performance Stock Units Agreement
Form of Restricted Stock Unit Agreement
Form of Nonqualified Stock Option Agreement
Subsidiaries
Consent of Ernst & Young LLP
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

PART I

Item 1.     Business

Introduction

      Temple-Inland Inc. is a holding company that, through its subsidiaries, operates three business segments:

•	corrugated packaging, which provided 58 percent of our consolidated net revenues for 2003, is a vertically integrated corrugated packaging operation that consists of:

•	five linerboard mills,

•	one corrugating medium mill, and

•	79 converting and other facilities;

•	forest products, which provided 17 percent of our consolidated net revenues for 2003, manages our forest resources of approximately two million acres of timberland in Texas, Louisiana, Georgia, and Alabama, and manufactures a wide range of building products, including:

•	lumber,

•	particleboard,

•	medium density fiberboard,

•	gypsum wallboard, and

•	fiberboard; and

•	financial services, which provided 25 percent of our consolidated net revenues for 2003, provides financial services in the areas of:

•	consumer and commercial banking,

•	mortgage banking,

•	real estate development, and

•	insurance brokerage.

      Temple-Inland Inc. is a Delaware corporation that was organized in 1983. Its significant subsidiaries are:

•	Inland Container Corporation I, a corrugated packaging holding company,

•	Inland Paperboard and Packaging, Inc. (“Inland”), which together with Gaylord Container Corporation, operates our corrugated packaging segment,

•	Gaylord Container Corporation (“Gaylord”),

•	Temple-Inland Forest Products Corporation (“Temple-Inland FPC”), which operates our forest products segment,

•	Temple-Inland Financial Services Inc., a financial services holding company,

•	Guaranty Holdings Inc. I, a financial services holding company,

•	Guaranty Bank (“Guaranty”), our savings bank, and

•	Guaranty Residential Lending, Inc., which operates our mortgage banking business.

      Our principal executive offices are located at 1300 MoPac Expressway South, Austin, Texas 78746. Our telephone number is (512) 434-5800. Additional information about us may be obtained from our Internet website, the address of which is http://www.templeinland.com. We provide access through the website to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, including amendments to these reports, and other documents as soon as reasonably practicable after we file them with the Securities and Exchange Commission (“SEC”). In addition, beneficial ownership reports filed by officers, directors and principal security holders under Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are also available through our website. In addition, our website contains a corporate governance section that includes our corporate governance principles, audit committee charter, management development and executive compensation committee charter, nominating and governance committee charter, standards of business conduct and ethics, and code of ethics for senior financial officers, as well as information on how to communicate directly with our board of directors. We will also provide printed copies of any of these documents to any shareholder upon request.

Financial Information

      Our results of operations, including information regarding our principal business segments, are shown in the financial statements and the notes thereto contained in Item 8 of this Annual Report on Form 10-K. Certain statistical information concerning revenues and unit sales by product line and geographic area is also contained in Item 8 of this Annual Report on Form 10-K.

Narrative Description of the Business

      The following chart presents the ownership structure for our significant subsidiaries. It does not contain all our subsidiaries, many of which are dormant or immaterial entities. A complete list of our subsidiaries is filed as an exhibit to this annual report on Form 10-K. All subsidiaries shown are 100 percent owned by their immediate parent company listed in the chart, except that Inland Container Corporation I owns approximately 90 percent of Gaylord Container Corporation. The remaining approximately ten percent of Gaylord is owned by a limited liability company that is 99 percent owned by Inland Container Corporation I with the balance owned by Inland Paperboard and Packaging, Inc.

      Corrugated Packaging. We manufacture containerboard and convert it into a complete line of corrugated packaging. Approximately 18 percent of the containerboard we produced in 2003 was sold in the domestic and export markets. We converted the remainder and containerboard we purchased into corrugated containers at our box plants. Integrating our recent acquisitions positions us to convert more containerboard than we produce.

      Our nationwide network of box plants produces a wide range of products from commodity brown boxes to intricate die cut containers that can be printed with multi-color graphics. Even though the corrugated box business is characterized by commodity pricing, each order for each customer is a custom order. Our corrugated packaging is sold to a variety of customers in the food, paper, glass containers, chemical, appliance, and plastics industries, among others.

      We also manufacture litho-laminate corrugated packaging, high graphics folding cartons, and bulk containers constructed of multi-wall corrugated board for extra strength, which are used for bulk shipments of various materials. Under the name Tru-Tech™, we manufacture a tear-resistant and waterproof paper packaging product. In February 2004, we announced our intention to sell certain assets used in our specialty packaging business.

      We serve about 7,100 packaging customers with approximately 10,000 shipping destinations. The largest single customer accounted for approximately 3.5 percent and the ten largest customers accounted for approximately 23 percent of 2003 corrugated packaging revenues.

      Sales of corrugated packaging track changing population patterns and other demographics. Historically, there has been a correlation between the demand for corrugated packaging and orders for nondurable goods.

      We also own a 50 percent interest in Premier Boxboard Limited LLC, a joint venture that produces light-weight gypsum facing paper and corrugating medium at a plant in Newport, Indiana.

      During 2003, we closed converting facilities in Hattiesburg, Mississippi; Elizabethton, Tennessee; and Tijuana, Mexico, as we continued efforts to enhance return on investment from corrugated packaging. In November 2003, we announced further initiatives to lower costs and improve profitability from corrugated packaging. These initiatives included implementing organizational changes and eliminating approximately 300 positions in fourth quarter 2003. In addition, we expect, over the next 18 to 24 months, to consolidate converting facilities, eliminate additional positions, and improve asset utilization. As part of these initiatives, we announced in January 2004 that the Dallas, Texas, box plant would be closed. Further details of these efforts, including additional facilities that will be affected, will be announced over this 18 to 24 month period.

      Forest Products. We manage two million acres of timberlands, which are located in Texas, Louisiana, Georgia, and Alabama. These timberlands are an important source of wood fiber used in manufacturing both forest products and corrugated packaging. In our forest products segment, we manufacture lumber, particleboard, medium density fiberboard (“MDF”), gypsum wallboard, and fiberboard.

      We sell forest products throughout the continental United States and in Canada, with the majority of sales occurring in the southern United States. The ten largest customers accounted for approximately 25 percent of 2003 forest products revenues. Most of our products are sold by account managers and representatives to distributors, retailers, and original equipment manufacturers. Approximately 85 percent of particleboard sales are to commercial fabricators, such as manufacturers of cabinets and furniture. The forest products business is heavily dependent upon the level of residential housing expenditures, including the repair and remodeling market.

      We own a 50 percent interest in each of two joint ventures: Del-Tin Fiber LLC, which produces MDF at a facility in Arkansas; and Standard Gypsum LP, which produces gypsum wallboard at a plant and related quarry in Texas and a plant in Tennessee.

      Due to weak demand during 2003, we indefinitely curtailed production at our Clarion, Pennsylvania MDF plant and our Mt. Jewett, Pennsylvania particleboard plant.

      Financial Services. We operate a savings bank and engage in mortgage banking, real estate development, and insurance brokerage activities.

      Savings Bank. Guaranty Bank (“Guaranty”) is a federally-chartered stock savings bank that conducts its business through banking centers in Texas and California and lends in diverse geographic markets. The 97 Texas banking centers are concentrated in the metropolitan areas of Houston, Dallas/ Fort Worth, San Antonio, and Austin, as well as the central and eastern regions of the state. Our 46 California banking centers are concentrated in Southern California and the Central Valley. We provide deposit products to the general public, invest in single-family adjustable-rate mortgages and mortgage-backed securities, lend money for the construction of real estate projects and the financing of business operations, and provide a variety of other financial products to consumers and businesses.

      Our primary financial services revenues are interest earned on loans and securities, as well as fees received in connection with loans and deposit services. Our major financial services expenses are interest paid on consumer deposits and other borrowings and personnel costs. Like other savings institutions, this business segment is significantly influenced by general economic conditions; the monetary, fiscal, and regulatory policies of the federal government; and the policies of financial institution regulatory authorities. Deposit flows and costs of funds are influenced by interest rates on competing investments and general market rates of interest. Lending activities are affected by the demand for mortgage financing and for other types of loans as well as market conditions. We primarily seek assets with interest rates that adjust periodically rather than assets with long-term fixed rates.

      We are required to maintain minimum capital levels at Guaranty in accordance with regulations of the Office of Thrift Supervision (“OTS”) established to ensure capital adequacy of savings institutions. We believe that as of year-end 2003, we met or exceeded all of these capital adequacy requirements. To remain in the lowest tier of Federal Deposit Insurance Corporation insurance premiums, we must meet a leverage capital ratio of at least five percent of adjusted total assets. At year-end 2003, our leverage capital ratio was 6.31 percent of adjusted total assets.

      Mortgage Banking. Our mortgage banking operation originates, warehouses, and services FHA, VA, and conventional mortgage loans primarily on single-family residential property. We originate mortgage loans through 123 offices located in 28 states and the District of Columbia. We sell these loans to Guaranty or in the secondary markets by delivering whole loans to third parties or through delivery into a pool of mortgage loans that are being securitized into a mortgage-backed security. We produced $12.9 billion in mortgage loans during 2003. During 2003, we retained the servicing rights on approximately 40 percent of the loans we originated and sold the remainder to third parties. Servicing operations are centralized in Austin, Texas. At the end of 2003, we were servicing for third parties $8.1 billion in mortgage loans.

      Real Estate. We are involved in the development of 55 residential subdivisions in Texas, California, Colorado, Florida, Georgia, Missouri, Tennessee, and Utah. We also own ten commercial properties, including properties owned through joint venture interests.

      Insurance Brokerage. We broker commercial and personal lines of property, casualty, life, and group health insurance products. We also administer the marketing and distribution of several mortgage-related personal life, accident, and health insurance programs. In addition, we sell annuities primarily to customers of Guaranty.

Raw Materials

      Our main raw material resource is wood fiber. We own or lease approximately two million acres of timberland located in Texas, Louisiana, Georgia, and Alabama. In 2003, wood fiber required for our corrugated packaging and forest products operations was supplied from these lands and as a by-product of our solid wood operations to the extent shown on the following chart:

Wood Fiber Requirements

Percentage
Supplied
Raw Materials	Internally

Sawtimber	57%
Pine Pulpwood	43%

      The balance of our wood fiber requirements for these operations was purchased from numerous landowners and other timber owners, as well as other producers of wood by-products.

      Linerboard and corrugating medium are the principal materials used to make corrugated boxes. Our mills at Rome, Georgia; Bogalusa, Louisiana; and Orange, Texas, only manufacture linerboard. Our Ontario, California, and Maysville, Kentucky, mills are traditionally linerboard mills, but can manufacture corrugating medium. Our New Johnsonville, Tennessee, mill only manufactures corrugating medium. The principal raw material used by the Rome, Georgia; Orange, Texas; and Bogalusa, Louisiana, mills is virgin fiber. The Ontario, California, and Maysville, Kentucky, mills use only old corrugated containers (“OCC”). The mill at New Johnsonville, Tennessee, uses a combination of virgin fiber and OCC. In 2003, OCC represented approximately 32 percent of the total fiber needs of our containerboard operations. The price of OCC fluctuates due to normal supply and demand for the raw material and for the finished product. We purchase OCC on the open market from numerous suppliers. Price fluctuations reflect the competitiveness of these markets. Our historical grade patterns produce more linerboard and less corrugating medium than is converted at our box plants. The deficit of corrugating medium is filled through open market purchases and/or trades, and we sell any excess linerboard in the open market.

      We obtain gypsum for our wallboard operations in Fletcher, Oklahoma, from one outside source through a long-term purchase contract. At our gypsum wallboard plant in West Memphis, Arkansas, and the joint venture gypsum wallboard plant in Cumberland City, Tennessee, synthetic gypsum is used as a raw material. Synthetic gypsum is a by-product of coal-burning electrical power plants. We have a long-term supply agreement for synthetic gypsum produced at a Tennessee Valley Authority electrical plant located adjacent to the Cumberland City plant. Synthetic gypsum acquired pursuant to this agreement supplies all the synthetic gypsum required by the Cumberland City plant and the West Memphis plant. The joint venture gypsum wallboard plant in McQueeney, Texas, primarily uses gypsum obtained from its own quarry and gypsum acquired from the same source that supplies the Fletcher, Oklahoma, plant.

      We believe the sources outlined above will be sufficient to supply our raw material needs for the foreseeable future.

Energy

      Electricity and steam requirements at our manufacturing facilities are either supplied by a local utility or generated internally through the use of a variety of fuels, including natural gas, fuel oil, coal, wood bark, and in some instances, waste products resulting from the manufacturing process. By utilizing these waste products and other wood by-products as a biomass fuel to generate electricity and steam, we were able to generate approximately 60 percent of our energy requirements at our mills in Rome, Georgia; Bogalusa, Louisiana; and Orange, Texas, during 2003. In some cases where natural gas or fuel oil is used, our facilities possess a dual capacity enabling the use of either fuel as a source of energy.

      The natural gas needed to run our natural gas fueled power boilers, package boilers, and turbines is acquired pursuant to a multiple vendor solicitation process that provides for the purchase of gas, primarily on a firm basis with a few operations on an interruptible basis, at rates favorable to spot market rates. Natural gas prices rose during 2003, but remained below the peak levels experienced in 2001. We cannot predict future prices for natural gas.

Employees

      We have approximately 18,000 employees. Approximately 6,000 of our employees are covered by collective bargaining agreements. These agreements generally run for a term of three to six years and have varying expiration dates. The following table summarizes certain information about collective bargaining agreements that cover a significant number of employees:

Location	Bargaining Unit(s)	Employees Covered	Expiration Dates

Linerboard Mill, Orange, Texas	Paper, Allied-Industrial, Chemical and Energy Workers Intl. (‘PACE’), Local 1398, and PACE, Local 391	229 Hourly Production Employees and 118 Hourly Maintenance Employees	July 31, 2005
Linerboard Mill, Bogalusa, Louisiana	PACE, Local 189, International Brotherhood of Electrical Workers (‘IBEW’), Local 1077, and Office and Professional Employees International Union (‘OPEIU’), Local 89	241 Hourly Production Employees, 137 Hourly Maintenance Employees, 28 Electrical Maintenance Employees, and 9 Office Employees	August 1, 2006 (PACE and IBEW), and October 11, 2006 (OPEIU)
Linerboard Mill, Rome, Georgia
PACE, Local 804, IBEW, Local 613, United Association of Journeymen & Apprentices of the Plumbing & Pipefitting Industry of the U.S. and Canada, Local 72, and International Association of Machinists & Aerospace Workers, Local 414
		284 Hourly Production Employees, 36 Electrical Maintenance Employees, and 125 Hourly Maintenance Employees	July 31, 2006
Evansville, Indiana, Louisville, Kentucky, and Middletown, Ohio, Box Plants (“Northern Multiple”)	PACE, Local 1046, PACE, Local 1737,and PACE, Local 114, respectively	92, 68, and 99 Hourly Production Employees, respectively	April 30, 2008
Rome, Georgia, and Orlando, Florida, Box Plants (“Southern Multiple”)	PACE Local 838 and PACE Local 834, respectively	111 and 92 Hourly Production Employees, respectively	December 1, 2003*

*	We are currently negotiating to extend or renew these contracts.

      We have additional collective bargaining agreements with employees at various other manufacturing facilities. These agreements each cover a relatively small number of employees and are negotiated on an individual basis at each such facility.

      We consider our relations with our employees to be good.

Environmental Protection

      Our operations are subject to federal, state, and local provisions regulating discharges into the environment and otherwise related to the protection of the environment. Compliance with these provisions, primarily the Federal Clean Air Act, Clean Water Act, Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”), as amended by the Superfund Amendments and Reauthorization Act of 1986 (“SARA”), and Resource Conservation and Recovery Act (“RCRA”), requires us to invest substantial funds to modify facilities to assure compliance with applicable environmental regulations. Capital expenditures directly related to environmental compliance totaled approximately $9 million during 2003. This amount does not include capital expenditures for environmental control facilities made as part of major mill modernizations and expansions or capital expenditures made for another purpose that have an indirect benefit on environmental compliance.

      We are committed to protecting the health and welfare of our employees, the public, and the environment and strive to maintain compliance with all state and federal environmental regulations in a manner that is also cost effective. When we construct new facilities or modernize existing facilities, we generally use state of the art technology for air and water emissions. This forward-looking approach is intended to minimize the effect that changing regulations have on capital expenditures for environmental compliance.

      Future expenditures for environmental control facilities will depend on new laws and regulations and other changes in legal requirements and agency interpretations thereof, as well as technological advances. We expect the prominence of environmental regulation and compliance to continue for the foreseeable future. Given these uncertainties, we currently estimate that capital expenditures for environmental purposes during the period 2004 through 2006 will average approximately $16 million each year, excluding expenditures related to the MACT programs discussed below. The estimated expenditures could be significantly higher if more stringent laws and regulations are implemented.

      On April 15, 1998, the U.S. Environmental Protection Agency (“EPA”) issued extensive regulations governing air and water emissions from the pulp and paper industry (“Cluster Rule”). Compliance with various phases of the Cluster Rule will be required at certain intervals over the next few years. We have spent approximately $15 million toward Cluster Rule compliance through the end of 2003, excluding expenditures related to discontinued operations. Future expenditures related to Cluster Rule compliance under High Volume Low Concentration Maximum Achievable Control Technology (“MACT”) I Rules are required to be completed in 2006. We estimate capital expenditures for compliance with these rules to be $9 million.

      Not included in the phase I Cluster Rule was the MACT II Standard for the control of hazardous air pollutant emissions from pulp and paper mill combustion sources. Final promulgation of the MACT II Standard occurred on December 15, 2000, and applies to three of our containerboard mills. Preliminary estimates indicate that our total capital expenditures for monitoring both particulate matter (“PM”) and gaseous hazardous air pollutants (“HAPs”) associated with the reporting and record-keeping activities of the MACT II Standard could be $1 million through 2004.

      We have a number of boilers that will be subject to the Boiler and Process Heater MACT and the Combustion Turbine MACT, expected to be promulgated in early 2004. Because these regulations are not yet final, we are not able to estimate the cost of compliance, which we expect will be spread over a minimum of three years.

      Future national emission standards for HAPs will apply to facilities that are major sources of HAPs in the plywood and composite wood products (“PCWP”) industry. These standards, which are expected to be promulgated by March 2004, would limit emissions of HAPs including acetaldehyde, acrolein, formaldehyde, methanol, phenol, and other HAPs. EPA estimates that implementation of the proposed standards would reduce HAP emissions from the PCWP source category industry-wide by approximately 11,000 tons per year. In addition, the proposed standards would reduce emissions of volatile organic compounds (“VOCs”) industry-wide by approximately 27,000 tons per year. We estimate we will spend approximately $18 million between 2004 and 2006 on capital costs to comply with these proposed standards.

      We use landfills to dispose of non-hazardous waste at three paperboard mills and two forest products facilities. Based on costs incurred in the closure of our other landfills, we expect to spend, on an undiscounted basis, approximately $30 million over the next 25 years to ensure proper closure of these landfills. We are remediating a former creosote treating facility and two on-site locations obtained in the Gaylord acquisition. We expect to spend, on an undiscounted basis, approximately $17 million remediating these sites.

      In addition to these capital expenditures, we spend a significant amount on ongoing maintenance costs to maintain compliance with environmental regulations. We do not believe, however that these capital expenditures or maintenance costs will have a material adverse effect on our earnings. In addition, expenditures for environmental compliance should not have a material effect on our competitive position, because other companies are also subject to these regulations.

Competition

      We operate in highly competitive industries. The commodity nature of our manufactured products gives us little control over market pricing or market demand for our products. The level of competition in a given product or market may be affected by economic factors, including interest rates, housing starts, home repair and remodeling activities, and the strength of the dollar, as well as other market factors including supply and demand for these products, geographic location and the operating efficiencies of competitors. Our competitive position is influenced by varying factors depending on the characteristics of the products involved. The primary factors are product quality and performance, price, service, and product innovation.

      The corrugated packaging industry is highly competitive with approximately 1,420 box plants in the United States. Our box plants accounted for approximately 12.4 percent of total industry shipments during 2003, making us the third largest producer of corrugated packaging in the United States. Although corrugated packaging is dominant in the national distribution process, our products also compete with various other packaging materials, including products made of paper, plastics, wood, and metals.

      In the building materials markets, we compete with many companies that are substantially larger and have greater resources in the manufacturing of building materials.

      Our savings bank and mortgage banking activities compete with commercial banks, savings and loan associations, mortgage banks, and other lenders. We also compete with real estate investment and management companies in our real estate activities and with insurance agencies in our property, casualty, life, and health insurance activities. The financial services industry is a highly competitive business, and a number of entities with which we compete have greater resources.

Executive Officers of the Registrant

      Set forth below are the names, ages, and titles of the persons who serve as executive officers of the Company:

Name	Age	Office

Kenneth M. Jastrow, II	56	Chairman of the Board and Chief Executive Officer
M. Richard Warner	52	President
Randall D. Levy	52	Chief Financial Officer
Bart J. Doney	54	Group Vice President
J. Patrick Maley III	42	Group Vice President
Kenneth R. Dubuque	55	Group Vice President
Jack C. Sweeny	57	Group Vice President
Louis R. Brill	62	Chief Accounting Officer and Vice President
Scott Smith	49	Chief Information Officer
Doyle R. Simons	40	Chief Administrative Officer
J. Bradley Johnston	48	General Counsel
Leslie K. O’Neal	48	Vice President, Assistant General Counsel and Secretary
David W. Turpin	53	Treasurer

      Kenneth M. Jastrow, II became Chairman of the Board and Chief Executive Officer on January 1, 2000. Mr. Jastrow previously served in various capacities since 1991, including President, Chief Operating Officer, Chief Financial Officer, and Group Vice President. He also serves as Chairman of the Board of Financial Services, Chairman of the Board of Guaranty, and a Director of each of Temple-Inland FPC and Inland.

      M. Richard Warner was named President in November 2003. Mr. Warner was Vice President from June 1994 to November 2003 and was Chief Administrative Officer from May 1999 to November 2003. Mr. Warner also served as General Counsel from June 1994 to August 2002, as Vice Chairman of Guaranty from 1990 to 1991, and as Treasurer and Chief Accounting Officer of the Company from 1986 to 1990.

      Randall D. Levy became Chief Financial Officer in May 1999. Mr. Levy joined Guaranty in 1989 serving in various capacities, including Treasurer and most recently as Chief Operating Officer from 1994 through 1999.

      Bart J. Doney became Group Vice President in February 2000. Mr. Doney has served Inland as Executive Vice President, Packaging since June 1998, Senior Vice President from 1996 until 1998, and Vice President, Sales and Administration, Containerboard Division from 1990 to 1996.

      J. Patrick Maley III became Group Vice President in May 2003. Mr. Maley also serves as Executive Vice President, Paperboard of Inland. Prior to joining the Company, Mr. Maley served in various capacities from 1992 to 2003 at International Paper, including director of manufacturing for the containerboard and kraft division, mill manager of the Androscoggin coated paper mill in Jay, Maine; staff manufacturing services director of the containerboard and kraft division; and segment general manager of the container business.

      Kenneth R. Dubuque became Group Vice President in February 2000. In October 1998, Mr. Dubuque was named President and Chief Executive Officer of Guaranty. From 1996 until 1998, Mr. Dubuque served as Executive Vice President and Manager — International Trust and Investment of Mellon Bank Corporation. From 1991 until 1996, he served as Chairman, President and Chief Executive Officer of the Maryland, Virginia, and Washington, D.C., operating subsidiary of Mellon Bank Corporation.

      Jack C. Sweeny became Group Vice President in May 1996. He also serves as President and Chief Executive Officer of Temple-Inland FPC. From November 1982 through May 1996, Mr. Sweeny served as a Vice President of Temple-Inland FPC and as Executive Vice President from May 1996 to February 2002.

      Louis R. Brill became Vice President and Controller in December 1999 and was named Chief Accounting Officer in May 2000. Before joining us in 1999, Mr. Brill was a partner of Ernst & Young LLP for 25 years.

      Scott Smith became Chief Information Officer in February 2000. Prior to that, Mr. Smith was Treasurer of Guaranty from November 1993 to December 1999 and Chief Information Officer of Financial Services from August 1995 to June 1999. Mr. Smith also served in various capacities at Guaranty since 1999, including Chief Financial Officer from June 2001 until December 2002.

      Doyle R. Simons was named Chief Administrative Officer in November 2003. Mr. Simons served as Vice President, Administration from November 2000 to November 2003 and Director of Investor Relations from 1994 through 2003.

      J. Bradley Johnston became General Counsel in August 2002. Prior to that, Mr. Johnston served as General Counsel of Guaranty from January 1995 through May 1999, as General Counsel of Financial Services from May 1997 through July 2002 and Chief Administrative Officer of Financial Services and Guaranty from May 1999 through July 2002.

      Leslie K. O’Neal was named Vice President in August 2002 and became Secretary in February 2000 after serving as Assistant Secretary since 1995. Ms. O’Neal also serves as Assistant General Counsel, a position she has held since 1985, and as Secretary of various subsidiaries.

      David W. Turpin became Treasurer in June 1991. Mr. Turpin also serves as the Executive Vice President and Chief Financial Officer of Lumbermen’s Investment Corporation, a real estate subsidiary.

      The Board of Directors annually elects officers to serve until their successors have been elected and have qualified or as otherwise provided in our Bylaws.

Item 2.	Properties

      We own and operate manufacturing facilities throughout the United States, four converting plants in Mexico, an MDF plant in Canada, and a box plant in Puerto Rico. Additional descriptions of selected properties are set forth in the following charts:

Containerboard Mills

		Number of	Annual	2003
Location	Product	Machines	Capacity	Production

			(In tons)
Ontario, California	Linerboard	1	343,700	337,926
Rome, Georgia	Linerboard	2	778,700	744,439
Orange, Texas	Linerboard	2	599,700	621,255
Bogalusa, Louisiana*	Linerboard/Kraft	3	859,200	806,888
Maysville, Kentucky	Linerboard	1	402,100	392,699
New Johnsonville, Tennessee	Medium	1	270,600	287,591

			3,254,000	3,190,798

Newport, Indiana**	Medium and gypsum facing paper	1	246,000	261,983

*	Does not include kraft paper 2003 production of 36,917 tons. The kraft paper capacity was permanently closed during 2003.

**	The table shows the full capacity of this facility that is owned by a joint venture in which we own a 50 percent interest. During 2003, we purchased 157,200 tons of medium from the venture.

Corrugated Packaging Plants*

Corrugator
Location	Size

Phoenix, Arizona	98”
Fort Smith, Arkansas	87”
Fort Smith, Arkansas(1)***	None
Antioch, California	78”
Bell, California	97”
Buena Park, California (1)	85”
City of Industry, California**	87” and 87”
El Centro, California(1)	87”
Gilroy, California(1)**	87” and 87”
Gilroy, California(1)***	110”
Ontario, California	87”
Santa Fe Springs, California	97”
Santa Fe Springs, California	87”
Santa Fe Springs, California***	None
Tracy, California**	87” and 87”
Union City, California(1)***	None
Wheat Ridge, Colorado	87”
Newark, Delaware	87”
Orlando, Florida	98”
Tampa, Florida(1)	78”

Corrugator
Location	Size

Atlanta, Georgia	87”
Rome, Georgia**	87” and 98”
Carol Stream, Illinois	87”
Chicago, Illinois	87”
Chicago, Illinois***	None
Elgin, Illinois	78”
Elgin, Illinois	None
Crawfordsville, Indiana	98”
Evansville, Indiana	98”
Indianapolis, Indiana	87”
Mishawaka, Indiana	98”
St. Anthony, Indiana***	None
Tipton, Indiana(1) ***	110”
Garden City, Kansas	98”
Kansas City, Kansas	98”
Louisville, Kentucky	98”
Louisville, Kentucky	87”
Bogalusa, Louisiana	97”
Minden, Louisiana	98”
Minneapolis, Minnesota	87”
St. Louis, Missouri	87”
St. Louis, Missouri***	87”
Milltown, New Jersey(1)***	None
Spotswood, New Jersey	87”
Binghamton, New York	87”
Buffalo, New York***	None
Scotia, New York***	None
Utica, New York***	None
Raleigh, North Carolina	87”
Warren County, North Carolina	98”
Madison, Ohio	None
Marion, Ohio	87”
Middletown, Ohio	98”
Streetsboro, Ohio	98”
Biglerville, Pennsylvania	98”
Hazleton, Pennsylvania	98”
Kennetts Square, Pennsylvania***	None
Littlestown, Pennsylvania***	None
Scranton, Pennsylvania	68”
Vega Alta, Puerto Rico	87”
Lexington, South Carolina	98”
Rock Hill, South Carolina	87”
Ashland City, Tennessee(1)***	None
Elizabethton, Tennessee(1)***	None

Corrugator
Location	Size

Dallas, Texas	98”
Dallas, Texas(1)(2)	85”
Edinburg, Texas	87”
San Antonio, Texas(1)	98”
San Antonio, Texas	98”
Petersburg, Virginia	87”
San Jose Iturbide, Mexico	98”
Monterrey, Mexico	87”
Los Mochis, Sinaloa, Mexico	80”
Guadalajara, Mexico(1)***	None

*	The annual capacity of the box plants is a function of the product mix, customer requirements and the type of converting equipment installed and operating at each plant, each of which varies from time to time.

**	These plants each contain two corrugators.

***	Sheet or sheet feeder plants.

(1)	Leased facilities.

(2)	In January 2004, we announced that this facility would be closed.

      Additionally, we own a graphics resource center in Indianapolis, Indiana, that has a 100” preprint press, and a fulfillment center in Gettysburg, Pennsylvania. We lease 50 warehouses located throughout much of the United States. Our Tru-Tech™ tear-resistant and waterproof paper packaging product is manufactured at a plant we own in Linden, New Jersey. We own a specialty converting plant in Harrington, Delaware, and lease a specialty converting plant in Ontario, California. In February 2004, we announced our intention to sell certain assets used in our specialty packaging business.

Forest Products

		Rated Annual
Description	Location	Capacity

		(In millions of
		board feet)
Lumber	Diboll, Texas	181 *
Lumber	Pineland, Texas	310 **
Lumber	Buna, Texas	198
Lumber	Rome, Georgia	147
Lumber	DeQuincy, Louisiana	198

*	Includes separate finger jointing capacity of 10 million board feet.

**	Includes separate stud mill capacity of 110 million board feet.

		Rated Annual
Description	Location	Capacity

		(In millions of
		square feet)
Fiberboard	Diboll, Texas	460
Particleboard	Monroeville, Alabama	160
Particleboard	Thomson, Georgia	150
Particleboard	Diboll, Texas	150
Particleboard	Hope, Arkansas	200
Particleboard(1)(2)	Mt. Jewett, Pennsylvania	200
Gypsum Wallboard	West Memphis, Arkansas	440
Gypsum Wallboard	Fletcher, Oklahoma	460
Gypsum Wallboard*	McQueeney, Texas	400
Gypsum Wallboard*	Cumberland City, Tennessee	700
Medium Density Fiberboard (2)	Clarion, Pennsylvania	135
Medium Density Fiberboard	Pembroke, Ontario, Canada	135
Medium Density Fiberboard*	El Dorado, Arkansas	150
Medium Density Fiberboard(1)	Mt. Jewett, Pennsylvania	120

*	The table shows the full capacity of this facility that is owned by a joint venture in which we own a 50 percent interest.

(1)	Leased facilities.

(2)	Due to poor demand, we indefinitely curtailed production at these facilities during 2003.

Timber and Timberlands*

(In acres)

Pine Plantations	1,273,816
Natural Pine	106,189
Hardwood	119,613
Special Use/ Non-Forested	541,117

Total	2,040,735

*	Includes approximately 230,000 acres of leased land.

      We believe our plants, mills, and manufacturing facilities are suitable for their purposes and adequate for our business.

      During 2001, we conducted a major study of our forests, which led to the following classifications: strategic timberland, non-strategic timberland, and high-value land (with real estate development potential). Based on the study, 1,800,000 acres was identified as strategic, 110,000 acres as non-strategic, and 160,000 acres as high-value with the potential for real estate development.

      Since completion of this study, we have sold approximately 94,500 acres of non-strategic land and 10,744 acres of high-value land, including 4,854 acres and 2,436 acres, respectively, during 2003. In addition, we have reclassified some of our remaining acreage. At year-end 2003, we held approximately 38,000 acres of non-strategic land, which will be sold over time, 173,000 acres of high-value land, and 1,830,000 acres of strategic timberland. The 1,830,000 acres of strategic timberland are important to our converting operations and play a key role in our competitiveness and ability to meet environmental certification requirements relating to sound forest management techniques and chain of custody.

      In connection with our timber holdings, we also own mineral rights on 388,000 acres in Texas and Louisiana and 395,830 acres in Alabama and Georgia. We do not derive a material amount of revenue from these mineral rights.

      We also own certain office buildings, including approximately 445,000 square feet of office space in Austin, Texas, and 150,000 square feet of space in Diboll, Texas. In connection with our project to relocate our corrugated packaging operation to Austin, Texas, we will sell our office building in Indianapolis, Indiana (approximately 130,000 square feet).

      At year-end 2003, property and equipment having a net book value of approximately $9 million were subject to liens in connection with $45 million of debt.

Item 3.	Legal Proceedings

General

      We are involved in various legal proceedings that have arisen from time to time in the ordinary course of business. In our opinion, the possibility of a material liability from any of these proceedings is considered to be remote, and we do not expect that the effect of these proceedings will be material to our financial position, results of operations, or cash flow.

Antitrust Litigation

      On May 14, 1999, Inland and Gaylord were named as defendants in a consolidated class action complaint that alleged a civil violation of Section 1 of the Sherman Act. The suit, captioned Winoff Industries, Inc. v. Stone Container Corporation, MDL No. 1261 (E.D. Pa.), named Inland, Gaylord, and eight other linerboard manufacturers as defendants. The complaint alleged that the defendants, during the period from October 1, 1993, through November 30, 1995, conspired to limit the supply of linerboard, and that the purpose and effect of the alleged conspiracy was artificially to increase prices of corrugated containers. Inland and Gaylord executed a settlement agreement on April 11, 2003, with the representatives of the class, which has been finally approved by the trial court. Gaylord and Inland paid a total of $8 million into escrow to fulfill the terms of the class action settlement.

      Prior to the deadline for potential class members to “opt-out” of the class action lawsuit, over 100 companies and their named subsidiaries advised the court of their opt-out election. As a result of the opt-outs, we received a refund of $800,000 from the original class action settlement amount. Twelve individual complaints containing allegations similar to those in the class action have been filed by certain of these opt-out plaintiffs and over 3,000 of their named subsidiaries against the original defendants in the class action. We believe that the plaintiffs’ allegations in the opt-out litigation have no merit and are vigorously defending against the suits. We believe the likelihood of a material loss from this litigation is remote and do not believe that the final outcome should have a material adverse effect on our financial position, results of operation, or cash flow.

Gaylord Chemical Litigation

      On October 23, 1995, a rail tank car of nitrogen tetroxide exploded at the Bogalusa, Louisiana plant of Gaylord Chemical Corporation, a wholly-owned, independently-operated subsidiary of Gaylord. Following the explosion, more than 160 lawsuits were filed against Gaylord, Gaylord Chemical, and third parties alleging personal injury, property damage, economic loss, related injuries and fear of injuries. Plaintiffs sought compensatory and punitive damages. In 1997, the Washington Parish, Louisiana, trial court certified these consolidated cases as a class action. By the deadline to file proof of claim forms, 16,592 persons had filed and 3,978 persons had opted out of the Louisiana class proceeding. All but 12 of the-opt out claimants were also plaintiffs in the Mississippi action described below.

      Gaylord, Gaylord Chemical, and other third-parties were also named defendants in approximately 4,000 individual actions brought by plaintiffs in Mississippi state court, who claimed injury as a result of the same accident. These cases were consolidated in Hinds County, Mississippi, and alleged claims and damages similar to those in Louisiana state court. In 1999, 20 of the approximately 4,000 Mississippi cases went to trial in Hinds County, Mississippi. After a three-month trial, Gaylord Chemical was held to be 50 percent at fault for the incident, and none of the 20 plaintiffs was awarded any damages.

      At trial in the Louisiana class action held during the second half of 2003, 18 randomly selected plaintiffs presented evidence of their claims. The jury found Gaylord Chemical was 35 percent responsible for the accident and that other co-defendants shared 65 percent of the fault. Seven of the 18 plaintiffs were found to have suffered no damages. The remaining 11 plaintiffs were awarded a total of $22,832 in compensatory damages. The jury also determined that Gaylord was not responsible for the conduct of Gaylord Chemical.

      On December 9, 2003, Gaylord, Gaylord Chemical, and certain of their insurers agreed in principle to settle the claims from the class action and Mississippi state court actions, including claims for compensatory and punitive damages, arising from this accident. In exchange for payments by certain insurance carriers and assignment of insurance coverage rights against the non-settling carriers, Gaylord and Gaylord Chemical will receive releases and/or dismissals of all claims for damages, including punitive damages. Neither Gaylord nor Gaylord Chemical contributed to the settlement. The class action component of this proposed settlement will be submitted for preliminary approval by the Louisiana court in March 2004. The class settlement is subject to a fairness hearing and final court approval, which we expect to occur during 2004. Full releases and dismissals of all Mississippi claims, opt-outs, and other intervenors are not expected to occur until at least 2005. Until such time, all settlement proceeds will be held in escrow pending receipt of all required settlement documents. On December 10, 2003, the Louisiana jury awarded punitive damages of $92 million against Gaylord Chemical, which will be pursued by the plaintiffs against the non-settling insurance carriers. This award does not affect the settlement by Gaylord and Gaylord Chemical.

Other

      In 1988, we formed Guaranty (then known as Guaranty Federal Savings Bank) to acquire substantially all the assets and deposit liabilities of three thrift institutions from the Federal Savings and Loan Insurance Corporation, as receiver of those institutions. In connection with the acquisition, the government entered into an assistance agreement with us in which various tax benefits were promised. In 1993, Congress enacted narrowly targeted legislation to eliminate a portion of the promised tax benefits. We filed suit against the United States in the U.S. Court of Federal Claims alleging, among other things, that the 1993 legislation breached our contract and that we are entitled to monetary damages. This lawsuit is currently in the discovery stage and is not expected to be resolved for several years. We cannot predict the likely outcome of this litigation.

Environmental

      Our facilities are periodically inspected by environmental authorities and must file with these authorities periodic reports on the discharge of pollutants. Occasionally, one or more of these facilities may operate in violation of applicable pollution control standards, which could subject the facilities to fines or penalties. We believe that any fines or penalties that may be imposed as a result of these violations will not have a material adverse effect on our earnings or competitive position. No assurance can be given, however, that any fines levied in the future for any such violations will not be material.

      Under CERCLA, liability for the cleanup of a Superfund site may be imposed on waste generators, site owners and operators, and others regardless of fault or the legality of the original waste disposal activity. While joint and several liability is authorized under CERCLA, as a practical matter, the cost of cleanup is generally allocated among the many waste generators. We are named as a potentially responsible party in five proceedings relating to the cleanup of hazardous waste sites under CERCLA and similar state laws, excluding sites for which our records disclose no involvement or for which our potential liability has been finally determined. In all but one of these sites, we are either designated as a de minimus potentially responsible party or believe our financial exposure is insignificant. We have conducted investigations of all five sites, which indicate that the remediation costs to be allocated to us are approximately $2 million and should not have a material effect on our earnings or competitive position. There can be no assurance that we will not be named as a potentially responsible party at additional Superfund sites in the future or that the costs associated with the remediation of those sites would not be material.

      Inland was served with an administrative complaint filed by the U.S. Environmental Protection Agency under the Clean Water Act alleging that our box plant in Crawfordsville, Indiana exceeded its permit limits for suspended solids and biochemical oxygen demand (“BOD”) and that it failed to make timely reports of its sampling results and failed to follow proper sampling protocols at various times between 1999 and 2002. The permit exceedences were recognized by the city at the time, which imposed a surcharge on the plant. We do not expect the fine in this matter to exceed $100,000.

      On October 15, 2003, a release of what is suspected to have been nitrogen dioxide and nitrogen oxide took place at Gaylord’s linerboard mill lift station and sewer system in Bogalusa, Louisiana. Based upon our investigation, the total amount of released nitrogen oxide and nitrogen dioxide is believed to be no more than twenty pounds. The gaseous release dispersed in the atmosphere. We followed appropriate protocols for handling this type event, notifying the Louisiana Department of Environmental Quality, the U.S. Environmental Protection Agency and local law enforcement officials. The environmental agencies have analyzed our reports and, to date, have taken no action. We believe the likelihood of a material loss from this incident is remote, and we do not believe that the outcome should have a material adverse effect on our financial position, results of operations, or cash flow.

      The Ontario Ministry of Environment filed an enforcement action alleging that air emissions from our MDF plant at Pembroke, Ontario, Canada adversely affect surrounding property owners. Trial of the matter is currently ongoing and is expected to continue with sporadic testimony and trial dates through 2004. Fines and penalties assessed in the matter could exceed $100,000, but are not expected to have a material adverse effect on our financial position, results of operations, or cash flow.

      All litigation has an element of uncertainty and the final outcome of any legal proceeding cannot be predicted with any degree of certainty. With these limitations in mind, we presently believe that any ultimate liability from the legal proceedings discussed herein would not have a material adverse effect on our financial position, results of operations, or cash flow.

Item 4.	Submission of Matters to a Vote of Security Holders

      We did not submit any matter to a vote of our shareholders during the fourth quarter of our fiscal year ended January 3, 2004.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

      Our Common Stock is traded on the New York Stock Exchange and The Pacific Exchange. The table below sets forth the high and low sales price for our Common Stock during each fiscal quarter in the two most recent fiscal years.

	2003			2002

	Price Range			Price Range

	High	Low	Dividends	High	Low	Dividends

First Quarter	$49.17	$36.86	$0.34	$59.99	$50.35	$0.32
Second Quarter	$48.06	$37.06	$0.34	$58.49	$51.75	$0.32
Third Quarter	$52.50	$42.11	$0.34	$58.11	$38.18	$0.32
Fourth Quarter	$62.86	$47.89	$0.34	$49.44	$32.69	$0.32
For the Year	$62.86	$36.86	$1.36	$59.99	$32.69	$1.28

Shareholders

      Our stock transfer records indicated that as of January 31, 2004, there were approximately 5,300 holders of record of our Common Stock.

Dividend Policy

      As indicated above, we paid quarterly dividends during each of the two most recent fiscal years in the amounts shown. On February 6, 2004, the Board of Directors declared a quarterly dividend on our Common Stock of $0.36 per share payable on March 15, 2004, to shareholders of record on March 1, 2004. The Board periodically reviews the dividend policy, and the declaration of dividends will necessarily depend upon our earnings and financial requirements and other factors within the discretion of the Board.

Securities Authorized for Issuance Under Equity Compensation Plans

      The following table sets forth information as of the fiscal year ended January 3, 2004, with respect to compensation plans under which our Common Stock may be issued:

Number of securities
remaining available
for future issuance
	Number of securities	Weighted-average	under equity
	to be issued upon	exercise price of	compensation plans
	exercise of	outstanding	(excluding securities
	outstanding options,	options, warrants	reflected in
	warrants and rights	and rights	column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	5,072,261	$52.37	2,725,238
Equity compensation plans not approved by security holders	None	None	None

Total	5,072,261	$52.37	2,725,238

      Beginning first quarter 2003, we voluntarily adopted the prospective transition method of accounting for stock-based compensation contained in Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123. Under the prospective transition method, we apply the fair value recognition provisions to all stock-based compensation awards granted in 2003 and thereafter.

Item 6.	Selected Financial Data

	For the Year

	2003(a)	2002(b)	2001	2000	1999

	(In millions, except per share)
Revenues:
Corrugated Packaging	$2,700	$2,587	$2,082	$2,092	$1,869
Forest Products	801	787	726	836	837
Financial Services	1,152	1,144	1,297	1,308	1,057

Total revenues	$4,653	$4,518	$4,105	$4,236	$3,763

Segment Operating Income:
Corrugated Packaging	$(14)	$78	$107	$207	$104
Forest Products	57	49	13	77	189
Financial Services	186	171	184	189	138

Segment operating income(c)	229	298	304	473	431
Unallocated expenses	(45)	(34)	(30)	(33)	(30)
Other income (expense)(d)	(146)	(24)	1	(15)	—
Parent company interest	(135)	(133)	(98)	(105)	(95)

Income (loss) before taxes	(97)	107	177	320	306
Income (taxes) benefit(e)	194	(42)	(66)	(125)	(115)

Income from continuing operations	97	65	111	195	191
Discontinued operations(f)	—	(1)	—	—	(92)
Effect of accounting change(g)	(1)	(11)	(2)	—	—

Net income	$96	$53	$109	$195	$99

Diluted earnings per share:
Income from continuing operations	$1.78	$1.25	$2.26	$3.83	$3.43
Discontinued operations	—	(0.02)	—	—	(1.65)
Effect of accounting change	(0.01)	(0.21)	(0.04)	—	—

Net income	$1.77	$1.02	$2.22	$3.83	$1.78

Dividends per common share	$1.36	$1.28	$1.28	$1.28	$1.28
Average diluted shares outstanding	54.2	52.4	49.3	50.9	55.8
Common shares outstanding at year-end	54.6	53.8	49.3	49.2	54.2
Depreciation and amortization:
Parent company(c)	$238	$224	$188	$201	$203
Financial Services	32	36	40	30	24
Capital expenditures:
Parent company	$126	$112	$184	$223	$178
Financial Services	33	16	26	34	26
At Year-End
Total Assets:
Parent company	$4,638	$4,971	$4,121	$4,011	$4,005
Financial Services	17,661	18,016	15,738	15,324	13,321
Long-term debt:
Parent company	$1,611	$1,883	$1,339	$1,381	$1,253
Financial Services	3,408	3,322	992	222	464
Preferred stock issued by subsidiaries	$305	$305	$305	$305	$225
Shareholders’ equity	$1,968	$1,949	$1,896	$1,833	$1,927
Ratio of total debt to total capitalization — parent company	45%	49%	41%	43%	39%

Throughout Selected Financial Data and Management Discussion and Analysis, we refer to parent company financial information, which includes only the company and our manufacturing business segments, corrugated packaging and forest products, with our financial services business segment reported on the equity method.

(a)	The 2003 year, which ended on January 3, 2004, had 53 weeks. The extra week did not have a material effect on earnings or financial position.

(b)	In 2002, we acquired Gaylord Container Corporation (March), a box plant in Puerto Rico (March), certain assets of Mack Packaging Group, Inc. (May), and Fibre Innovations LLC (November). Also in May 2002, we sold 4.1 million shares of common stock and issued $345 million of Upper DECSSM units and $500 million of Senior Notes due 2012. In the aggregate, these transactions significantly increased the assets and operations of our corrugated packaging operations and changed our capital structure. The following unaudited pro forma information assumes these acquisitions and related financing transactions had occurred at the beginning of 2002 and 2001:

	For the Year

	2002	2001

	(In millions,
	except per share)
Total revenues	$4,661	$4,964
Income from continuing operations	54	96
Income from continuing operations, per diluted share	$1.03	$1.80

We derived this pro forma information by adjusting for the effects of the purchase price allocations and financing transactions described above and the reclassification of the discontinued operations. The pro forma information does not reflect the effects of capacity closures, cost savings or other synergies realized. These pro forma results are not necessarily an indication of what actually would have occurred if the acquisitions had been completed on those dates and are not intended to be indicative of future results.

In 2001, we acquired the corrugated packaging operations of Chesapeake Corporation, Elgin Corrugated Box Company (May), and ComPro Packaging LLC (October). Unaudited pro forma results of operations, assuming these acquisitions had been effected as of the beginning of the applicable fiscal year, would not have been materially different from those reported.

(c)	We changed the estimated useful lives of certain production equipment during 2001. Accordingly, segment operating income in 2001 includes a $27 million reduction in depreciation expense. Of this amount, $20 million applies to corrugated packaging and $7 million applies to forest products.

(d)	Other income (expense) includes (i) in 2003, a $48 million charge associated with consolidation and supply chain initiatives, a $41 million charge associated with production and converting facility closures, a $42 million charge associated with write-downs including specialty packaging operations, the sale of a facility lease and an $8 million charge associated with early redemption and refinancing of $150 million of 8.25% Debentures, a $5 million charge associated with financial services workforce reductions, and $2 million of other charges; (ii) in 2002, an $11 million write-off of unamortized financing fees in connection with the early repayment of a bridge financing facility, a $6 million charge related to promissory notes previously sold with recourse in connection with the 1998 sale of the company’s Argentine box plant, and a $7 million charge related to financial services severance and write-off of technology investments; (iii) in 2001, a $20 million gain from the sale of non-strategic timberlands and $19 million in losses from the disposition of under performing assets and other charges; and (iv) in 2000, a $15 million loss from our decision to exit the fiber cement business.

(e)	Income taxes in 2003 included a one-time benefit of $165 million related to the resolution and settlement of prior year tax examinations.

(f)	Discontinued operations include (i) in 2002, the non-strategic operations obtained in the Gaylord acquisition including the retail bag business, which was sold in May 2002, the multi-wall bag business and kraft paper mill, which were sold in January 2003, and the chemical business, and (ii) in 1999, the bleached paperboard operations, which were sold in 1999, and includes a loss on disposal of $71 million.

(g)	Effect of accounting change includes (i) in 2003, we adopted SFAS No. 143, Accounting for Asset Retirement Obligations, which resulted in a first quarter 2003 net loss of $1 million or $0.01 per share for the cumulative effect of adoption; (ii) in 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets, which reduced 2002 net income by $11 million or $0.22 per share; and (iii) in 2001, we adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which reduced 2001 net income by $2 million or $0.04 per diluted share. As a result of the adoption of SFAS No. 142 in 2002, year 2002 amounts are not comparable to prior years due to the amortization of goodwill and trademarks in those years. In 2003, we also adopted the prospective transition method of SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123, which decreased 2003 net income by $1 million or $0.03 per share.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

      Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include general economic, market, or business conditions; the opportunities (or lack thereof) that may be presented to and pursued by us; the availability and price of raw materials we use; competitive actions by other companies; changes in laws or regulations; and the accuracy of our judgments and estimates concerning the integration of acquired operations and our consolidation and supply chain initiatives; and other factors, many of which are beyond our control.

Results of Operations for the Years 2003, 2002 and 2001

Summary

      A summary of our consolidated results for the last three years follows:

	For the Year

	2003	2002	2001

	(In millions, except per share)
Consolidated revenues	$4,653	$4,518	$4,105
Income from continuing operations	97	65	111
Income from continuing operations per diluted share	1.78	1.25	2.26

      Significant items affecting 2003 income from continuing operations included:

•	weak industry box demand and lower prices, continued excess capacity in most of our forest products, higher energy costs and higher pension expense, partially offset by improvements in financial services earnings;

•	charges and expenses of $146 million related to the sale or closure of under-performing assets, the consolidation of administrative functions, the early repayment of debt; and

•	a one-time tax benefit of $165 million resulting from the resolution and settlement of prior years’ tax examinations.

Business Segments

      We manage our operations through three business segments:

•	Corrugated Packaging,

•	Forest Products, and

•	Financial Services.

      Our operations are affected to varying degrees by supply and demand factors and economic conditions including changes in interest rates, new housing starts, home repair and remodeling activities, and the strength of the U.S. dollar. Given the commodity nature of our manufactured products, we have little control over market pricing or market demand.

      We acquired effective control of Gaylord and began consolidating its results in March 2002. In May 2002, we sold 4.1 million shares of common stock and issued $345 million of Upper DECSSM units and $500 million of Senior Notes. We also acquired a box plant in Puerto Rico in March 2002, certain assets of Mack Packaging Group, Inc. in May 2002, and Fibre Innovations LLC in November 2002. In 2001, we acquired the corrugated packaging operations of Chesapeake Corporation, Elgin Corrugated Box Company and ComPro Packaging LLC. In the aggregate, these acquisitions and financing transactions significantly increased the assets and operations of our corrugated packaging segment and changed our capital structure. As a result,

2002 and 2001 financial information is not comparable to prior periods. These acquisitions did not create any new business segments.

Corrugated Packaging

      We manufacture linerboard and corrugating medium that we convert into corrugated packaging and sell in the open market. Our corrugated packaging segment revenues are principally derived from the sales of corrugated packaging products and, to a lesser degree, from the sales of linerboard in the domestic and export markets.

      A summary of our corrugated packaging results for the last three years follows:

	For the Year

	2003	2002	2001

	(In millions)
Revenues	$2,700	$2,587	$2,082
Segment operating income (loss)	(14)	78	107

      Due to the integration of the operations we acquired in 2002, we cannot readily quantify the effects these acquisitions had on our 2002 operating income, but we believe it was significant. The operations we acquired in 2001 did not contribute significantly to our 2001 operating income. The acquired operations contributed $654 million in revenues in 2002 and $100 million in 2001.

      As a result of the weak U.S. economy over the past three years and the decline in export demand due to increased offshore linerboard capacity, we have generally experienced declines in our product pricing and shipments. However, on a volume per workday basis, industry box shipments began to improve in the second half of 2003 and were up 2.6 percent in fourth quarter 2003 compared with fourth quarter 2002. Our shipments were up three percent in fourth quarter 2003 compared with fourth quarter 2002. As a result of this improved demand and a generally improving U.S. economy, in January 2004, we announced a $50 per ton increase in the price of linerboard effective March 1, 2004.

	Year over Year
	Increase (Decrease)

	2003	2002	2001

Corrugated packaging
Average prices	(1%)	(5%)	2%
Shipments, per workday(a)	(0.7%)	(2%)	(0.2%)
Industry shipments, average week(b)	(0.3%)	0.4%	(5.8%)
Linerboard
Average prices	(1%)	(7%)	(7%)
Shipments, tons(a)	17%	(9%)	(14%)

(a)	Shipments are pro forma to reflect the acquisition of Gaylord in 2002.

(b)	Source: Fibre Box Association

      Other factors affecting operating income include fluctuations in the following costs and expenses:

	Year over Year
	Increase (Decrease)

	2003	2002	2001

	(In millions)
OCC recycled fiber	$(11)	$26	$(35)
Energy, principally natural gas	51	(32)	30
Depreciation	12	39	(20)
Goodwill amortization	—	(4)	—
Pension and postretirement	23	20	(3)

      OCC represented 32 percent of our raw material requirements in 2003, 39 percent in 2002, and 38 percent in 2001. Our OCC costs averaged $90 per ton in 2003, $97 per ton in 2002, and $69 per ton in 2001. At year-end 2003, OCC prices were $90 per ton compared with $79 per ton at year-end 2002, and $66 per ton at year-end 2001. Our OCC and energy costs fluctuate based on the market prices we pay for these commodities. We hedge very little of our OCC and energy needs. It is likely that these costs will continue to fluctuate during 2004.

      The increase in depreciation in 2002 was principally due to the facilities we acquired in 2002. The reduction in depreciation expense in 2001 was due to the lengthening of estimated useful lives of certain production equipment beginning January 2001. The reduction in goodwill amortization was due to the adoption of a new accounting pronouncement that precluded the amortization of goodwill. See Pension and Postretirement Matters for information regarding pension expense.

      Information about our mills and converting facilities follows:

	For the Year

	2003	2002	2001

Number of converting facilities (at year-end)	74	77	54
Mill capacity, in million tons	3.3	3.3	2.4
Mill production, in million tons	3.2	3.1	2.1
Percent mill production used internally	82%	84%	83%
Production downtime, excluding routine maintenance, in million tons	0.1	0.4	0.3

      In September 2002, we permanently closed the 425,000-ton recycle linerboard mill in Antioch, California obtained in the Gaylord acquisition.

      Market conditions continue to be weak for gypsum-facing paper. As a result, our Premier Boxboard Limited LLC joint venture continues to produce both gypsum facing paper and corrugating medium. We purchased 157,200 tons of this medium in 2003, 169,200 tons in 2002, and 159,400 tons in 2001. It is uncertain when market conditions for lightweight gypsum-facing paper will improve to levels that eliminate the venture’s production of corrugating medium.

      Of the non-strategic assets we obtained in the Gaylord acquisition, we sold the retail bag business, the multi-wall bag business, the kraft paper mill and other assets for approximately $100 million. The only non-strategic asset that remains is the chemical business, which we expect to sell upon final resolution of its class action and Mississippi state court litigation. We classified these businesses as discontinued operations and excluded their operating results from segment operating income.

      We continue our efforts to enhance return on investment. This includes reviewing operations that are unable to meet return objectives and determining appropriate courses of action, including possibly consolidating and closing converting facilities. We will continue these efforts in 2004.

•	In 2003, we closed three converting facilities and announced organizational changes and work force reductions to eliminate approximately 300 positions. We also finalized plans to close another three converting facilities during the first half of 2004 and sell certain assets used in our specialty packaging operations. As a result, we incurred $12 million in severance costs, most of which was paid in 2003, and $43 million in asset impairments. While we recognized asset impairments for the facilities to be closed or sold in 2004, we have not yet determined the severance and other exit costs related to these activities, though it is likely they will be significant. We will incur and expense these costs in 2004. As a result of the 2003 and 2004 facility closures, we anticipate reductions in our fixed costs, payroll and other operating costs and increased utilization of existing facilities, all of which should have a positive effect on operating income.

•	In 2002, as part of the Gaylord acquisition accounting, we established accruals for the estimated closure costs of the Antioch mill, and we recorded the land and equipment at its estimated fair value less cost to sell. The closure accruals totaled $41 million, which included $5 million for involuntary terminations of the work force, $6 million for contract terminations, $13 million for environmental compliance, and $17 million for demolition and clean up. At year-end 2003, the accrual balance was $28 million the majority of which we expect to settle or pay in 2004. We expect to sell the land and equipment over the next several years.

•	In 2001, we sold our corrugated packaging operation in Chile at a loss of $5 million. We also restructured and downsized our specialty packaging operations at a loss of $4 million and recognized an impairment charge of $4 million related to our interest in a glass bottling venture in Puerto Rico.

      All of these items are included in other operating expenses and are excluded from segment operating income.

Forest Products

      We own or lease two million acres of timberlands in Texas, Louisiana, Georgia, and Alabama. We grow timber, cut the timber and convert it into products. We manufacture lumber, particleboard, gypsum wallboard, fiberboard and medium density fiberboard (MDF). Our forest products segment revenues are principally derived from the sales of these products and, to a lesser degree, from sales of fiber and high-value timberlands.

      A summary of our forest products results for the last three years follows:

	For the Year

	2003	2002	2001

	(In millions)
Revenues	$801	$787	$726
Segment operating income	57	49	13

      As a result of excess industry capacity during the past three years, prices for most of our building products have been at low levels. However, recent industry capacity closures and strong housing and remodeling markets have generally resulted in improving prices and shipments for our products in the second half of 2003.

	Year over Year
	Increase (Decrease)

	2003		2002		2001

Lumber:
Average prices	3%		(6%	)	(5%	)
Shipments	13%		5%		15%
Particleboard:
Average prices	(3%	)	(13%	)	(14%	)
Shipments	(8%	)	12%		(14%	)
Gypsum:
Average prices	2%		25%		(39%	)
Shipments	(5%	)	16%		(13%	)
MDF:
Average prices	(4%	)	3%		4%
Shipments	(20%	)	11%		5%

      Other factors affecting operating income include fluctuations in the following costs and expenses:

	Year over Year
	Increase (Decrease)

	2003	2002	2001

	(In millions)
Energy, principally natural gas	$7	$(12)	$8
Depreciation	1	—	(7)
Pension and postretirement	3	4	1

      Our energy costs fluctuate based on the market prices we pay for these commodities. We hedge very little of our energy needs. It is likely that these costs will continue to fluctuate during 2004. The reduction in depreciation expense in 2001 was due to the lengthening of estimated useful lives of certain production equipment beginning January 2001. See Pension and Postretirement Matters for information regarding pension expense.

      Information about our converting and manufacturing facilities follows:

	For the Year

	2003	2002	2001

Number of converting and manufacturing facilities (at year-end)	19	19	19
Range of operating rates for all product lines:
High	86%	76%	77%
Low	60%	66%	66%

      In each of the years presented, we curtailed production in most product lines to varying degrees due to market conditions. Our joint venture operations also experienced production curtailments in 2003 and 2002 due to market conditions. It is likely that we will continue to curtail production to varying degrees in the various product lines in 2004. Our Del-Tin Fiber LLC MDF joint venture in El Dorado, Arkansas continues to experience production and cost issues. In January 2003, Deltic Timber Corporation, our partner, announced its intention to exit this business upon the earliest, reasonable opportunity provided by the market. During December 2003, they announced their decision to discontinue efforts to sell their investment and instead focus their attention on improving the venture’s operations.

      In 2001, we classified our 2 million acres of timberlands into three categories: strategic, 1.8 million acres; non-strategic, 110,000 acres; and high-value, 160,000 acres. In September 2001, we sold 78,000 acres of the non-strategic timberlands for $54 million resulting in a gain of $20 million, which was included in other operating income. The remaining non-strategic timberlands will be sold over time. The high-value land is located around Atlanta, Georgia and will be sold over time. In 2003, we sold 2,436 acres of these high-value lands compared with 5,846 acres in 2002, and 2,462 acres in 2001. These sales increased segment operating income by $12 million in 2003, $16 million in 2002, and $10 million in 2001.

      We continue our efforts to enhance return on investment. This includes reviewing operations that are unable to meet return objectives and determining appropriate courses of action. In addition, we are continuing to address market and production cost issues at our MDF facilities, including the Del-Tin Fiber joint venture. In 2003, we indefinitely closed our Clarion, Pennsylvania MDF plant and our Mt. Jewett, Pennsylvania particleboard plant, resulting in $2 million in severance costs. As a result of these indefinite closures, we anticipate reductions in payroll and operating costs and increased utilization of existing MDF and particleboard facilities, all of which should have a positive effect on operations. We also sold the fiber cement assets, which were leased to a third party, and other non-strategic assets and incurred a loss of $20 million. The sale of the leased assets will not have a significant effect on 2004 operations. All these charges are included in other operating expense and excluded from segment operating income.

Financial Services

      We own a savings bank and engage in mortgage banking, real estate development and insurance brokerage activities. Our savings bank makes up the predominant amount of our financial services segment operating income, revenues, assets, and liabilities. In general, we gather funds from depositors, borrow money and invest the resulting cash in loans and securities. The difference between the interest rates we pay on our liabilities and those we receive on our loans and securities, which is our net interest spread, is the principal driver of our segment operating income.

      A summary of our financial services results for the last three years follows:

	For the Year

	2003	2002	2001

	(In millions)
Net interest income	$377	$374	$395
Segment operating income	186	171	184

      As a result of declining interest rates and continued strong competition for attracting deposits, our net interest spread decreased in 2003. However, beginning in fourth quarter 2003, our net interest spread widened approximately 10 basis points as a large portion of our certificates of deposit matured and we were able to reprice them at lower current market rates upon renewal. Information concerning our interest rate spread follows:

	For the Year

	2003		2002		2001

	Average	Yield/	Average	Yield/	Average	Yield/
	Balance	Rate	Balance	Rate	Balance	Rate

	(Dollars in millions)
Earning assets	$16,853	4.32%	$15,746	4.92%	$14,330	6.91%
Interest-bearing liabilities	15,370	2.29%	14,205	2.82%	13,549	4.39%

Interest rate spread		2.03%		2.10%		2.52%

      We are currently in an asset sensitive position, which means that increases in interest rates generally increase our net interest income and decreases in interest rates generally decrease our net interest income. Although we are asset sensitive, our net interest income is not as sensitive to changes in interest rates at year-end 2003 as it was at year-end 2002 because:

•	We have increased the percentage of residential housing assets we own, even though these assets may have lower yields than commercial real estate and other loans, because we believe these assets generally have lower risk. The majority of the increase in our residential housing assets has been in single-family mortgage loans. Many of these new loans have fixed interest rates for the first three to five years and then adjust annually thereafter.

•	We have shifted our deposit base to more interest-bearing demand deposits and less certificates of deposit. Interest-bearing demand deposits generally cost us less, and also reprice more frequently than certificates of deposit.

      The following tables summarize the composition of our earning assets and deposits:

	At Year-End

	2003	2002	2001

	(In millions)
Residential housing assets (loans and securities)	$13,492	$12,783	$9,784
Other earning assets	3,010	4,185	4,955

Total earning assets	$16,502	$16,968	$14,739

Residential housing assets as a percentage of earning assets	82%	75%	66%

	At Year-End

	2003	2002	2001

	(In millions)
Deposit and savings accounts	$5,115	$3,945	$3,231
Certificates of deposit	3,583	5,258	5,799

Total deposits	$8,698	$9,203	$9,030

      Other factors affecting operating income include fluctuations in the following non-interest income and expenses:

	Year over Year
	Increase (Decrease)

	2003	2002	2001

	(In millions)
Noninterest income:
Gains on mortgage loan sales	$58	$80	$84
Servicing rights amortization and impairment	—	13	13
Real estate operations	15	(9)	(4)

      The changes in gain on mortgage loan sales and servicing rights amortization and impairment were principally due to the substantial increase in our origination of mortgage loans held for sale in 2003 and 2002 and prepayments on loans we service for third parties. The increased volume of originations and prepayments was principally due to the high level of refinance activity resulting from the low interest rate environment. However, interest rates rose in the second half of 2003 and origination volume, as well as pricing, declined substantially.

      Information regarding mortgage loan production activity follows:

	For the Year

	2003	2002	2001

	(Dollars in millions)
Loans originated for sale to third parties	$10,813	$9,503	$7,487
Gains on loan sales as a percent of originations	2.08%	1.94%	1.71%
Value of mortgage servicing rights retained	$44	$43	$103

      We retain the rights to service some of the loans we sell to secondary markets, but do not retain any other interests in those loans.

      The low interest rate environment also increased prepayments on the mortgage loans we service for others. If interest rates rise, it is likely that prepayments, mortgage servicing rights amortization, and our impairment valuation allowance will decrease. The following table summarizes information regarding the mortgage loans we service for others and our mortgage servicing rights:

	At Year-End or For the Year

	2003	2002	2001

	(Dollars in billions)
Outstanding balance of loans serviced for third parties	$8.1	$8.3	$10.7
Annualized prepayment rate	45%	34%	26%
Carrying amount of mortgage servicing rights as a percent of principal balance serviced	1.09%	1.26%	1.46%

	Year over Year
	Increase (Decrease)

	2003	2002	2001

	(In millions)
Noninterest expense:
Compensation and benefits	$24	$54	$82
Real estate operations	9	1	2

      All of the increase in compensation expense in 2003 and 2002 relates to our mortgage banking operation’s higher production activity. A substantial portion of our mortgage banking operation’s production-related costs are directly variable with production activities and will decline in 2004 if production continues to remain at the decreased level of late 2003. However, other mortgage banking production-related operating costs are fixed or only partially variable.

      In both 2003 and 2002, we exited certain activities and product delivery methods that were not expected to meet return objectives. In addition, we consolidated various activities to improve efficiency. These actions resulted in expenses of $5 million in 2003 and $7 million in 2002 related to severance and asset write-offs. These items are excluded from segment operating income. We continue to assess our product lines and operations for further efficiencies and return improvements.

Asset Quality and Allowance for Loan Losses

      The following table summarizes various asset quality measures:

	At Year-End

	2003	2002	2001

	(Dollars in millions)
Non-performing loans	$65	$126	$166
Restructured operating lease assets	40	—	—
Foreclosed real estate	26	6	2

Non-performing assets	$131	$132	$168

Non-performing loans as a percentage of total loans	0.71%	1.28%	1.67%
Non-performing assets ratio	1.42%	1.34%	1.68%
Allowance for loan losses/non-performing loans	172%	105%	84%
Allowance for loan losses/total loans	1.22%	1.34%	1.39%

      We stop accruing interest on loans when we believe it is probable we will not collect all contractually due principal and interest. We apply interest payments received on nonaccrual loans to reduce principal. Interest income on impaired loans in 2003 and income we would have recognized on non-accrual loans had they been performing in accordance with their contractual terms was not significant.

      At year-end 2003, we had loans totaling $53 million that had characteristics indicating potential problems. The borrowers on these loans are currently performing in accordance with contractual terms, but we have concerns about the borrowers’ ability to continue to comply with contractual terms because of operating or financial difficulties. These potential problem loans include:

•	A $33 million commercial real estate loan collateralized by a two-building office complex in which the sole tenant has filed bankruptcy. We are currently negotiating with the borrower to restructure this loan.

•	A $20 million asset-based loan collateralized by servicing rights and the unguaranteed portion on small business loans. The borrower has experienced recent liquidity difficulties and is in the process of selling its company.

      Virtually all of our commercial real estate loans are collateralized and performing in accordance with contractual terms. However, many of the borrowers have completed construction on the projects being financed, or are nearing completion, and many of the loans are nearing maturity. We underwrote most of the loans with the expectation that the borrowers would secure permanent financing or sell the property before maturity of our loan. Some of the borrowers with completed projects have not been able to achieve the lease-up schedules originally anticipated. In the current real estate environment, it is likely that this condition could continue. This may make permanent financing difficult to secure and sales may require longer marketing periods or may not be possible. Many of these loans contain options that permit the borrowers to extend the term of the loans if defined operating levels are achieved, and it is likely these borrowers may elect to extend the term of the loans. Additionally, we have started extending longer-term financing to some of our construction borrowers with completed projects that meet acceptable loan-to-value and cash flow operating result requirements.

      We believe our allowance for loan losses is adequate to cover probable losses. Factors that influence our judgments regarding the adequacy of the allowance for loan losses and the amounts charged to expense include:

•	conditions affecting borrower liquidity and collateral values for impaired loans,

•	risk characteristics for groups of loans that are not considered individually impaired but we believe have probable potential losses,

•	risk characteristics for homogeneous pools of loans, and

•	other risk factors that we believe are not apparent in historical information.

      We reduce our allowance for loan losses for net charge-offs and increase it with charges to income. The following table summarizes changes in the allowance for loan losses.

	For the Year

	2003	2002	2001

	(Dollars in millions)
Balance at beginning of year	$132	$139	$118
Net charge-offs	(64)	(47)	(27)
Provision for loan losses	43	40	46
Allowance on acquired loans	—	—	2

Balance at end of year	$111	$132	$139

Net charge-offs as a percentage of average loans outstanding	0.66%	0.48%	0.25%

      Charge-offs for 2003 related principally to two commercial real estate loans, two commercial and business loans, restructured aircraft leases, and several asset-based lending loans. Charge-offs for 2002 related principally to two senior housing loans, two commercial and business loans, and several asset-based lending and leasing credits. Although we have de-emphasized our asset-based lending activities, it is likely we will continue to experience some credit losses related to that portfolio.

      In 2003, we restructured two leveraged, direct financing leases on cargo aircraft in which we are the lessor. Due to a reduction in the lease payments, we reclassified the leases as operating leases, recorded the aircraft in our balance sheet and wrote them down to fair value of $42 million. We are depreciating the aircraft over their remaining expected useful lives. The restructured leases are currently paying in accordance with the modified terms. However, the lessee filed a reorganization bankruptcy plan in 2004 and we have agreed to reduce future lease payments. The reduction in lease payments did not give rise to an additional impairment charge.

      For additional statistical and financial information about our financial services segment, see Statistical Data at the end of this item.

Unallocated Expenses, Other (Income) Expense and Interest

      Unallocated general and administrative expenses were $45 million in 2003, $34 million in 2002 and $30 million in 2001. The change in 2003 was principally due to changes in pension costs and stock based compensation. The changes in 2002 and 2001 were primarily due to changes in pension costs. See Pension and Postretirement Matters for further information. The change in stock based compensation was principally due to the use of treasury stock to fund the 401(k) matching contributions. As a result of our consolidation of administration functions and adoption of a shared services concept, beginning first quarter 2004, we will change the way we allocate costs to our business segments. The effect of this change will be to increase segment operating income and to increase unallocated expenses by a like amount.

      Other operating (income) expense items are not allocated to business segments. In addition to the items previously discussed within the segments, the remainder of unallocated other operating (income) expense includes:

•	In 2003, we incurred $48 million of expenses related to initiatives to consolidate administrative functions and effect improvements in supply chain management. Our consolidation of administrative functions should be completed in early 2004 while we expect the improvements in supply chain to be ongoing. It is likely that expenses to effect these initiatives in 2004 will be less than $10 million.

•	In 2002, we incurred a $6 million charge related to the purchase of promissory notes sold with recourse.

•	In 2001, we incurred a $4 million charge related to a fair value adjustment of an interest rate swap agreement before it was designated as a cash flow hedge.

      Non-operating expenses and parent company interest expense are not allocated to business segments. In 2003 and 2002, non-operating expenses consisted of a call premium and write-offs of unamortized financing fees related to early repayments of borrowings.

      Our parent company interest expense was $135 million in 2003, $133 million in 2002 and $98 million in 2001. The change in 2002 was due to an increase in debt for acquisitions offset in part by a $362 million reduction in borrowings. The average interest rate on our borrowings was 7.0 percent in 2003, 6.4 percent in 2002 and 6.3 percent in 2001. At year-end 2003, we had $1,584 million of debt with fixed interest rates that average 7.45 percent and $31 million of debt with variable interest rates that average 3.04 percent.

Income Taxes

      Our effective tax rate was a tax benefit of 200 percent in 2003, and a tax expense of 39 percent in 2002 and 37 percent in 2001. Our 2003 rate reflects a one-time, 170 percent, benefit realized from the resolution of tax examinations and claims discussed below. Our 2001 rate reflects a one-time, three percent benefit realized from the sale of our corrugated packaging operation in Chile. Other differences between the effective tax rate and the statutory rate are due to state income taxes, nondeductible items, foreign operating losses, and other items for which no financial benefit is recognized until realized.

      During 2003, the Internal Revenue Service concluded its examination of our tax returns through 1996, including matters related to net operating losses and minimum tax credit carryforwards, which resulted from certain deductions following our 1988 acquisition of Guaranty and for which no financial accounting benefit had been recognized. Also, we resolved certain state tax refund claims for the years 1991 through 1994. As a result, valuation allowances and tax accruals previously provided for these matters were no longer required, and we recorded a one-time benefit of $165 million, or $3.04 per diluted share. Of this one-time benefit, $26 million represents cash refunds of previously paid taxes plus related interest. The remainder was a non-cash benefit.

      Based on our current expectations of income and expense, it is likely that our 2004 effective tax rate will approximate 40 percent.

Average Shares Outstanding

      Our average diluted shares outstanding were 54.2 million in 2003, 52.4 million in 2002 and 49.3 million in 2001. The changes in 2003 and 2002 were primarily the result of our May 2002 sale of 4.1 million shares of common stock. The dilutive effect of our outstanding stock options and equity purchase contracts was not significant in any of the years presented.

Capital Resources and Liquidity for the Year 2003

      A significant portion of our consolidated net assets invested in financial services are subject, in varying degrees, to regulatory rules and regulations including restrictions on the ability of financial services to pay dividends to us. Accordingly, the parent company and the financial services capital resources and liquidity are discussed separately.

Parent Company

     Operating Activities

      Cash provided by operations was $405 million in 2003 and $387 million in 2002. Depreciation and other non-cash charges and credits were $394 million in 2003 and $278 million in 2002. Dividends received from financial services were $166 million in 2003 and $125 million in 2002. Our working capital was essentially unchanged from the prior year. Working capital is always subject to the timing of payments on payables and collections on receivables.

     Investing Activities

      Our investing activities used $66 million in 2003 and $698 million in 2002. The change was principally due to the $625 million used in 2002 for acquisitions. Capital expenditures were $126 million in 2003, 53 percent of depreciation, and $112 million in 2002, 50 percent of depreciation. Capital expenditures are expected to approximate $200 million in 2004, 87 percent of expected 2004 depreciation. Proceeds from our sales of non-strategic or under-performing assets were $69 million in 2003 and $39 million in 2002.

      We made no capital contributions to financial services in 2003 or 2002.

     Financing Activities

      Our financing activities used $336 million in 2003, but provided $325 million in 2002. The change was principally due to the 2002 acquisition-related financing transactions. Debt was reduced by $276 million in 2003.

      We paid cash dividends to our shareholders of $73 million, or $1.36 per share, in 2003 and $67 million, or $1.28 per share, in 2002. In February 2003, we increased the quarterly cash dividend to $0.34 per share. In February 2004, we announced an increase in the quarterly cash dividend to $0.36 per share.

     Liquidity

      Our sources of short-term funding are our operating cash flows, which include dividends received from financial services, and borrowings under our existing credit arrangements and accounts receivable securitization program. We operate in cyclical industries, and our operating cash flows vary accordingly. The dividends we receive from financial services are dependent on its level of earnings and capital needs and are subject to regulatory approval and restrictions.

      At year-end 2003, our contractual cash obligations consist of:

	Payment Due or Expiring by Year

	Total	2004	2005-6	2007-8	Thereafter

	(In millions)
Long-term debt(a)	$2,315	$222	$355	$614	$1,124
Capital leases	188	—	—	—	188
Operating leases	337	46	67	49	175
Purchase obligations	283	114	87	82	—
Other long-term liabilities	12	3	3	2	4

Total	$3,135	$385	$512	$747	$1,491

(a)	includes contractual interest payments

      Based on our current estimates, contributions to the postretirement and defined benefit plans will likely be between $15 million to $20 million per year for the next several years. See Pension and Postretirement Matters for further information.

      At year-end 2003, we had $554 million in unused borrowing capacity under our credit agreements and $249 million under our accounts receivable securitization program, which matures in April 2006. Most of our credit agreements contain terms and conditions customary for such agreements including minimum levels of interest coverage and limitations on leverage. At year-end 2003, we complied with all the terms and conditions of our credit agreements and of our accounts receivable securitization program. None of our credit agreements or our accounts receivable securitization program are restricted as to availability based on our long-term debt ratings.

      In 2003, we redeemed all of our 8.25% Debentures payable 2022. The principal amount of $150 million and the call premium of $6 million were funded by draws on the accounts receivable securitization program. In addition, we converted $83 million of tax-exempt bonds from variable interest rate to fixed interest rate and remarketed these bonds at par. These bonds now have a weighted average interest rate of 5.82 percent.

      Our contractual cash obligations due in 2004 will likely be repaid from borrowings under our existing credit agreements, accounts receivable securitization program, or operating cash flow.

     Off-Balance Sheet Arrangements

      At year-end 2003, our commercial commitments consist of:

	Expiring by Year

	Total	2004	2005-6	2007-8	Thereafter

	(In millions)
Joint venture guarantees	$116	$28	$38	$—	$50
Performance bonds and recourse obligations	104	74	24	6	—

Total	$220	$102	$62	$6	$50

      We participate in three joint ventures engaged in manufacturing and selling paper and forest products. Our partner in each of these ventures is a publicly-held company. At year-end 2003, these ventures had $205 million in long-term debt of which we had guaranteed debt service obligations and letters of credit aggregating $116 million. Generally we would be called upon to fund the guarantees due to the lack of specific performance by the joint ventures, such as non-payment of debt. Approximately $23 million in joint venture funding obligations include rating triggers, which could result in acceleration if our long-term debt rating falls below investment grade.

      We have also guaranteed the repayment of $20 million of borrowings by a financial services subsidiary. In addition, the preferred stock issued by subsidiaries of Guaranty is automatically exchanged into preferred stock of Guaranty upon the occurrence of certain regulatory events or administrative actions. If such exchange occurs, certain preferred shares are automatically surrendered to us in exchange for our senior notes and certain shares, at our option, are either exchanged for our senior notes or are redeemed by us. At year-end 2003, the outstanding preferred stock issued by these subsidiaries totaled $305 million.

      We have an interest rate and several commodity derivative instruments outstanding at year-end 2003. The interest rate instrument expires in 2008 and the majority of the commodity instruments expire in 2005. These instruments are non-exchange traded and are valued using either third-party resources or models. At year-end 2003, the aggregate fair value of all derivatives was a $7 million liability.

Financial Services

     Operating Activities

      Cash provided by operations was $660 million in 2003 and $1 million in 2002. The increase was principally because we originated fewer mortgage loans held for sale near the end of 2003 than near the end of 2002.

     Investing Activities

      Our investing activities used $98 million in 2003 and $1.6 billion in 2002. The decrease was principally a result of lower securities purchases in 2003.

     Financing Activities

      Our financing activities used $621 million in 2003 and provided $1.4 billion in 2002. In 2002 we borrowed substantially more under repurchase agreements than we had previously. In 2003, we replaced more than half of these borrowings with variable rate and term Federal Home Loan Bank borrowings. Our deposit liabilities also decreased in 2003 as we experienced withdrawals of maturing certificates of deposit as a result of the low interest rate environment.

      In 2003, Guaranty paid $166 million in dividends to the parent company. A change in Guaranty’s mix of earning assets reduced its regulatory capital requirements, which allowed for a 2003 dividend in excess of 2003 earnings. It is unlikely that dividends will exceed earnings in 2004.

     Liquidity

      Our sources of short-term funding are our operating cash flows, new deposits, borrowings under our existing agreements and, if necessary, sales of assets. Assets that can be readily converted to cash or against which we can readily borrow include short-term investments, loans, mortgage loans held for sale, and securities. At year-end 2003, we had available liquidity of $2.2 billion.

      At year-end 2003, our contractual cash obligations consist of:

	Payment Due or Expiring by Year

	Total	2004	2005-6	2007-8	Thereafter

	(In millions)
Transaction and savings deposit accounts	$5,115	$5,115	$—	$—	$—
Certificates of deposit(a)	3,684	2,629	832	222	1
FHLB advances(a)	5,256	2,787	1,317	1,138	14
Repurchase agreements(a)	1,328	1,328	—	—	—
Other borrowings(a)	345	43	101	41	160
Preferred stock issued by subsidiaries	305	—	—	305	—
Operating leases	31	9	12	5	5

Total	$16,064	$11,911	$2,262	$1,711	$180

(a)	includes contractual interest payments

      Our transaction and savings deposit accounts are shown as maturing in 2004. These accounts do not have a contractual maturity, but rather, are due on demand. Most of the certificates of deposit that do mature in 2004 are short term (one year or less) and a high percentage of the depositors have historically renewed at maturity, although they have no contractual obligation to do so. Unless renegotiated, the terms of the preferred stock issued by subsidiaries make it likely we will redeem the preferred stock in 2007 at the liquidation preference amount.

     Off-Balance Sheet Arrangements

      We enter into commitments to extend credit for loans, leases, and letters of credit in the normal course of our business. These commitments carry substantially the same risk as loans. We generally require collateral upon funding of these commitments, the receipt of which provides assets that generally increase our liquidity.

These commitments normally include provisions allowing us to exit the commitment under certain circumstances. At year-end 2003, our unfunded commitments consist of:

	Expiring by Year

	Total	2004	2005-6	2007-8	Thereafter

	(In millions)
Single-family mortgage loans	$509	$509	$—	$—	$—
Other loans	4,837	2,410	2,069	337	21
Letters of credit	290	113	150	24	3

Total	$5,636	$3,032	$2,219	$361	$24

     Regulatory Limitations

      At year-end 2003, Guaranty met or exceeded all applicable regulatory capital requirements. We expect to maintain Guaranty’s capital at a level that exceeds the minimum required for designation as “well capitalized” under the capital adequacy regulations of the Office of Thrift Supervision (OTS). From time to time, we may make capital contributions to or receive dividends from Guaranty.

      Selected financial and regulatory capital data for Guaranty and its consolidated mortgage banking and insurance subsidiaries follow:

	At Year-End

	2003	2002

	(In millions)
Balance sheet data:
Total assets	$17,247	$17,634
Total deposits	8,698	9,203
Shareholder’s equity	999	1,025

		Regulatory	For Categorization as
	Actual	Minimum	“Well Capitalized”

Regulatory capital ratios:
Tangible capital	6.31%	2.00%	N/A
Leverage capital	6.31%	4.00%	5.00%
Risk-based capital	11.13%	8.00%	10.00%

      At year-end 2003, Guaranty had outstanding preferred stock of subsidiaries with a carrying amount and liquidation value of $305 million. These preferred stocks will be automatically exchanged into Guaranty preferred stock if the OTS determines Guaranty is or will become undercapitalized in the near term or upon the occurrence of certain administrative actions. If such an exchange were to occur, we must issue senior notes in exchange for the Guaranty preferred stock in an amount equal to the liquidation preference of the preferred stock exchanged. With respect to certain of these shares, we have the option to issue senior notes or redeem the shares.

      At year-end 2003, $270 million of the subsidiary preferred stock qualifies as core (leverage) capital and the remainder qualifies as Tier 2 (supplemental risk-based) capital.

Pension and Postretirement Matters

      Based on our annual actuarial measurement and valuation in September 2003, the projected benefit obligation of our defined benefit plans exceeded the related plan assets by $296 million in 2003 compared with $228 million in 2002. The 2003 change in funded status was principally due to an increase in the present value of future pension benefits due to a decrease in the discount rate to 6.38 percent offset in part by an increase in the value of the plan assets.

      For the year 2004, we expect to incur non-cash pension expense of $50 million compared with $43 million in 2003. The 2004 change in non-cash pension expense is principally due to an increase in the recognition of the accumulated decline in the fair value of plan assets and to a decrease in the discount rate. For the year 2004, we expect the cash funding requirements of the defined benefit plans to be less than $2 million.

      The Medicare Prescription Drug, Improvement and Modernization Act of 2003 was enacted in December 2003. This act expands Medicare to include, for the first time, coverage for prescription drugs. Our postretirement benefit plans provide for medical coverage including prescription drugs. While we have not completed the analysis to determine the effects of the act on our postretirement benefit plans, it is likely that the act will ultimately reduce our cost for these plans. Since this legislation was enacted after our 2003 annual measurement date, its effect on our postretirement plans will be reflected in our 2004 annual measurement.

Energy and the Effects of Inflation

      Energy costs increased $58 million in 2003, decreased $44 million in 2002, and increased $38 million in 2001, principally due to changes in natural gas prices. Our energy costs fluctuate based on the market prices we pay for these commodities. We hedge very little of our energy needs. It is likely that these costs will continue to fluctuate during 2004.

      Inflation has had minimal effects on operating results the last three years. Our fixed assets, timber and timberlands are reflected at their historical costs. If reflected at current replacement costs, depreciation expense and the cost of timber cut or timberlands sold would be significantly higher than amounts reported.

Environmental Matters

      We are committed to protecting the health and welfare of our employees, the public, and the environment and strive to maintain compliance with all state and federal environmental regulations in a manner that is cost effective. When we construct new facilities or modernize existing facilities, we generally use state of the art technology for air and water emissions. This forward-looking approach is intended to minimize the effect that changing regulations have on capital expenditures for environmental compliance.

      We have been designated as a potentially responsible party at five Superfund sites, excluding sites as to which our records disclose no involvement or as to which our potential liability has been finally determined. At year-end 2003, we estimated the undiscounted total costs we could incur remediating these Superfund sites to be approximately $2 million, all of which we have accrued at year-end 2003.

      We use landfills to dispose of non-hazardous waste at three paperboard mills and two forest products facilities. Based on costs incurred in the closure of our other landfills, we expect to spend, on an undiscounted basis, approximately $30 million over the next 25 years to ensure proper closure of these landfills. We are remediating a former creosote treating facility and two on-site locations obtained in the Gaylord acquisition. We expect to spend, on an undiscounted basis, approximately $17 million remediating these sites.

      On April 15, 1998, the U.S. Environmental Protection Agency (the “EPA”) issued extensive regulations governing air and water emissions from the pulp and paper industry (the “Cluster Rule”). Compliance with various phases of the Cluster Rule will be required at certain intervals over the next few years. We have spent approximately $15 million toward Cluster Rule compliance through 2003, excluding expenditures related to discontinued operations. Future expenditures related to Cluster Rule compliance under High Volume Low Concentration Maximum Achievable Control Technology (“MACT”) I Rules are required to be completed in 2006. We estimate capital expenditures for compliance with these rules to be $9 million. Not included in the phase I Cluster Rule was the MACT II Standard for the control of hazardous air pollutant emissions from pulp and paper mill combustion sources. Final promulgation of the MACT II Standard occurred on December 15, 2000, and applies to three of our paperboard mills. Preliminary estimates indicate that our total capital expenditures for monitoring both particulate matter and gaseous hazardous air pollutants (“HAPs”) associated with the reporting and record-keeping activities of the MACT II Standard could be $1 million through 2004. Future national emission standards for HAPs will apply to facilities that are major sources of

HAPs in the plywood and composite wood products industry. We estimate we will spend approximately $18 million between 2004 and 2006 on capital expenditures to comply with these proposed standards.

Litigation and Related Matters

      We are involved in various legal proceedings that have arisen from time to time in the ordinary course of business. We believe that the possibility of a material liability from any of these proceedings is remote, and we do not believe that the outcome of any of these proceedings should have a material adverse effect on our financial position, results of operations, or cash flow.

     Antitrust Litigation

      On May 14, 1999, Inland and Gaylord were named as defendants in a consolidated class action complaint that alleged a civil violation of Section 1 of the Sherman Act. The suit, captioned Winoff Industries, Inc. v. Stone Container Corporation, MDL No. 1261 (E.D. Pa.), names Inland, Gaylord, and eight other linerboard manufacturers as defendants. The complaint alleged that the defendants, during the period from October 1, 1993, through November 30, 1995, conspired to limit the supply of linerboard, and that the purpose and effect of the alleged conspiracy was artificially to increase prices of corrugated containers. Inland and Gaylord executed a settlement agreement on April 11, 2003, with the representatives of the class, which has been approved by the trial court. Gaylord and Inland paid a total of $8 million into escrow to fulfill the terms of the settlement, which amount was within the amount we previously accrued in connection with this matter.

      Prior to the deadline for potential class members to “opt-out” of the class action lawsuit, over 100 companies and their named subsidiaries had advised the court of their opt-out election. Twelve individual complaints brought by certain of these opt-out plaintiffs and over 3,000 of their named subsidiaries have since been filed against the defendants in this action. As a result of the opt-outs, we received a refund of $800,000 from the original settlement amount. We believe that the plaintiffs’ allegations in the opt-out litigation have no merit and are vigorously defending against the suits. We believe the likelihood of a material loss from this litigation is remote and do not believe that the final outcome should have a material adverse effect on our financial position, results of operation, or cash flow.

     Gaylord Chemical Litigation

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

      Gaylord, Gaylord Chemical, and other third-parties were also named defendants in approximately 4,000 individual actions brought by plaintiffs in Mississippi state court, who claimed injury as a result of the same accident. These cases were consolidated in Hinds County, Mississippi, and alleged claims and damages similar to those in Louisiana state court. In 1999, 20 of the approximately 4,000 Mississippi cases went to trial in Hinds County, Mississippi. After a three-month trial, Gaylord Chemical was held to be 50 percent at fault for the incident, and none of the 20 plaintiffs was awarded any damages.

      At trial in the Louisiana class action held during the second half of 2003, 18 randomly selected plaintiffs presented evidence of their claims. The jury found Gaylord Chemical was 35 percent responsible for the accident and that other co-defendants shared 65 percent of the fault. Seven of the 18 plaintiffs were found to have suffered no damages. The remaining 11 plaintiffs were awarded a total of $22,832 in compensatory damages. The jury also determined that Gaylord was not responsible for the conduct of Gaylord Chemical.

      On December 9, 2003, Gaylord, Gaylord Chemical, and certain of their insurers agreed in principle to settle the claims from the class action and Mississippi state court actions, including claims for compensatory and punitive damages, arising from this accident. In exchange for payments by certain insurance carriers and assignment of insurance coverage rights against the non-settling carriers, Gaylord and Gaylord Chemical will receive releases and/or dismissals of all claims for damages, including punitive damages. Neither Gaylord nor Gaylord Chemical contributed to the settlement. The class action component of this proposed settlement will be submitted for preliminary approval by the Louisiana court in March 2004. The class settlement is subject to a fairness hearing and final court approval, which we expect to occur during 2004. Full releases and dismissals of all Mississippi claims, opt-outs, and other intervenors are not expected to occur until at least 2005. Until such time, all settlement proceeds will be held in escrow pending receipt of all required settlement documents. On December 10, 2003, the Louisiana jury awarded punitive damages of $92 million against Gaylord Chemical, which will be pursued by the plaintiffs against the non-settling insurance carriers. This award does not affect the settlement by Gaylord and Gaylord Chemical.

     Other

      In 1988, we formed Guaranty (then known as Guaranty Federal Savings Bank) to acquire substantially all the assets and deposit liabilities of three thrift institutions from the Federal Savings and Loan Insurance Corporation, as receiver of those institutions. In connection with the acquisition, the government entered into an assistance agreement with us in which various tax benefits were promised. In 1993, Congress enacted narrowly targeted legislation to eliminate a portion of the promised tax benefits. We filed suit against the United States in the U.S. Court of Federal Claims alleging, among other things, that the 1993 legislation breached our contract and that we are entitled to monetary damages. This lawsuit is currently in the discovery stage and is not expected to be resolved for several years. We cannot predict the likely outcome of this litigation.

Accounting Policies

     Critical Accounting Estimates

      In preparing our financial statements, we follow generally accepted accounting principles, which in many cases requires us to make assumptions, estimates and judgments that affect the amounts reported. Our significant accounting policies are included in Note A to the summarized financial statements of the parent company and financial services and Note 1 to the consolidated financial statements. Many of these principles are relatively straightforward. There are, however, a few accounting policies that are critical because they are important in determining our financial condition and results, and they are difficult for us to apply. Within the parent company, they include asset impairments and pension accounting, and within financial services, they include the allowance for loan losses and mortgage servicing rights. The difficulty in applying these policies arises from the assumptions, estimates and judgments that we have to make currently about matters that are inherently uncertain, such as future economic conditions, operating results and valuations, as well as management intentions. As the difficulty increases, the level of precision decreases, meaning actual results can and probably will be different from those currently estimated. We base our assumptions, estimates and judgments on a combination of historical experiences and other factors that we believe are reasonable.

      Measuring assets for impairment requires estimating intentions as to holding periods, future operating cash flows and residual values of the assets under review. Changes in our intentions, market conditions or operating performance could indicate that impairment charges might be necessary. The expected long-term rate of return on pension plan assets is an important assumption in determining pension expense. In selecting that rate, consideration is given to both historical returns and future returns over the next quarter century. Differences between actual and expected returns will affect future pension expense. Allowances for loan losses are based on historical experiences and evaluations of future cash flows and collateral values and are subject to regulatory scrutiny. Changes in general economic conditions or loan specific circumstances will inevitably change those evaluations. Measuring for impairment and amortizing mortgage servicing rights is largely dependent upon the speed at which loans are repaid and market rates of return. Changes in interest rates will affect both of these variables and could indicate that impairments or adjustments of the rate of amortization might be necessary.

      A summary of the sensitivity of certain of our critical accounting policies to changes in estimates at year-end 2003 follows:

•	Pension costs — a 50 basis point change in the estimated expected rate of return would affect annual pension costs by $4 million. In addition, a 50 basis point change in the discount rate would affect the funded status by $57 million and pension costs by $6 million.

•	Mortgage servicing rights — a one percent decrease in long-term mortgage rates would increase the allowance for impairment by $20 million. A one percent increase in rates would reduce the allowance by $11 million.

      During 2000, we completed an assessment of the estimated useful lives of certain production equipment, which resulted in a revision of estimated useful lives. These revisions ranged from a reduction of several years to a lengthening of up to five years. Accordingly, beginning 2001, we began computing depreciation of certain production equipment using revised estimated useful lives, which reduced 2001 depreciation expense by $27 million and increased net income by $16 million or $0.33 per diluted share.

     New Accounting Pronouncements Adopted

      In 2003, we adopted a number of new accounting pronouncements, the more significant being:

•	We voluntarily began expensing stock options beginning with options granted in 2003, in accordance with SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123. When options are granted, we estimate their fair value and charge that amount to expense over the vesting period. Previously, we used the intrinsic value method of accounting for stock options, which generally resulted in no expense being recognized. The effect of expensing stock options was to reduce 2003 net income by $1 million or $0.03 per share.

•	We were required to begin recognizing legal obligations associated with the retirement of long-lived assets at their fair value and allocate that expense over the useful live of the asset, SFAS No. 143, Accounting for Asset Retirement Obligations. The effect of adopting this statement was to increase property, plant and equipment by $3 million, recognize an asset retirement obligation liability of $4 million, and to increase first quarter net loss by $1 million or $0.01 per share for the cumulative effect of adoption.

•	We were required to adopt new rules for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity, SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The effect on earnings and financial position of adopting this statement was not material. Provisions of this statement addressing the accounting for certain mandatorily redeemable noncontrolling interests have been deferred indefinitely pending further FASB action. This principally affects the way we account for minority interests in partnerships we control; the classification of such interests as liabilities, which we presently do; and accounting for changes in the fair value of the minority interest by a charge to earnings, which we currently do not do. While the effect of this change would be dependent on the changes in the fair value of the partnerships’ net assets, it is possible that the future effects could be significant. At year-end 2003, the difference between the carrying value of the minority interests and their estimated fair value was not significant.

•	During fourth quarter 2003, FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities an interpretation of ARB No. 51. This interpretation provides guidance for determining whether an entity is a variable interest entity and which beneficiary of the variable interest entity, if any, should consolidate the variable interest entity. This interpretation is required to be applied to all entities no later than the first period ending after March 15, 2004, except for special-purpose entities to which it is required to be applied for the first period that ends after

December 15, 2003. We have not yet completed the analysis to determine the effects on earnings or financial position of applying this interpretation but based on our current understanding, we do not expect the effects of adoption to be material. The subsidiary we formed to conduct our accounts receivable securitization program is considered a special-purpose entity and has been consolidated since its inception in 2001.

      We also adopted new rules related to the disclosure of information about our pension and postretirement plans.

      In 2002, we were required to adopt new rules for goodwill and other indefinitely lived intangible assets, including rules that precluded the amortization of goodwill, SFAS No. 142, Goodwill and Other Intangible Assets. The cumulative effect of adopting this statement was to reduce net income by $11 million or $0.22 per diluted share for an $18 million goodwill impairment associated with corrugated packaging pre-2001 acquisitions. Other new accounting pronouncements related to impairments of long-lived assets held for use, the clarification of what constitutes an acquisition of a financial institution business and the treatment of costs associated with the early repayment of debt. The effect on earnings or financial position of adopting these statements was not material.

     Pending Accounting Pronouncements

      During December 2003, the Securities and Exchange Commission staff announced it would soon release a Staff Accounting Bulletin requiring interest rate lock commitments to be accounted for as written options and reported only as liabilities until they are exercised or expire, regardless of subsequent interest rate movements. If the bulletin is released consistent with our current understanding, it would require us to change the way we account for interest rate lock commitments. While the effects of this change would depend on the volume of interest rate lock commitments outstanding, it is likely that in periods of decreasing interest rates our earnings would decrease until loans funded under the interest rate lock commitments are sold, at which time our earnings would increase by a similar amount. This change would not significantly affect our earnings in periods of increasing interest rates.

Statistical and Other Data

     Parent Company

      The following table presents revenues and unit sales for our manufacturing segments:

	For the Year

	2003	2002	2001

	(Dollars in millions)
Revenues(a)
Corrugated Packaging
Corrugated packaging	$2,509	$2,422	$1,935
Linerboard	191	165	147

Total	$2,700	$2,587	$2,082

Forest Products
Pine lumber	$267	$227	$228
Particleboard	153	172	175
Medium density fiberboard	93	116	98
Gypsum wallboard	75	77	56
Fiberboard	71	64	63
Other	142	131	106

Total	$801	$787	$726

Unit sales(a)
Corrugated Packaging
Corrugated packaging, thousands of tons	3,206	3,028	2,214
Linerboard, thousands of tons	574	492	404

Total, thousands of tons	3,780	3,520	2,618

Forest Products
Pine lumber, mbf	863	764	728
Particleboard, msf	598	653	582
Medium density fiberboard, msf	228	285	256
Gypsum wallboard, msf	643	679	586
Fiberboard, msf	434	388	385

(a)	Revenues and unit sales do not include joint venture operations.

Note: 2002 and 2001 data for corrugated packaging is not comparable due to the effect of acquisitions completed in 2002 and 2001.

Financial Services

      The following tables present information regarding our financial services segment.

	For the Year

	2003	2002	2001

Ratio information
Return on assets
Before tax(a)	1.03%	1.02%	1.19%
After tax(c)(g)	0.64%	0.97%	1.08%
Return on equity
Before tax(b)	15.90%	14.90%	16.08%
After tax(d)(g)	9.91%	14.17%	14.55%
Dividend payout ratio(e)	143%	77%	75%
Equity to assets ratio(f)	6.50%	6.83%	7.43%

(a)	Segment operating income divided by average total assets

(b)	Segment operating income divided by average equity

(c)	Net income divided by average total assets

(d)	Net income divided by average equity

(e)	Dividends paid to the parent company divided by net income

(f)	Average equity divided by average assets

(g)	2003 reflects amended tax allocation agreement with the parent company

      The following table presents average balances, interest income and expense, and rates by major balance sheet categories:

	For the Year

	2003			2002			2001

	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in millions)
ASSETS
Cash equivalents	$162	$3	1.60%	$152	$3	2.20%	$139	$5	4.06%
Securities	6,024	218	3.63%	4,740	197	4.16%	3,025	190	6.27%
Loans(a)(b)	9,625	453	4.71%	9,868	517	5.24%	10,465	753	7.19%
Loans held for sale	1,042	54	5.18%	986	57	5.75%	701	41	5.93%

Total earning assets	16,853	$728	4.32%	15,746	$774	4.92%	14,330	$989	6.91%
Other assets	1,196			1,031			1,048

Total assets	$18,049			$16,777			$15,378

LIABILITIES AND EQUITY
Deposits:
Interest-bearing demand	$4,038	$46	1.13%	$2,809	$34	1.22%	$2,838	$77	2.72%
Savings deposits	238	2	0.86%	208	3	1.26%	172	3	1.89%
Time deposits	4,488	134	2.99%	5,382	202	3.75%	5,990	319	5.32%

Total deposits	8,764	182	2.08%	8,399	239	2.85%	9,000	399	4.44%

Federal Home Loan Bank advances	3,685	119	3.23%	3,202	100	3.14%	3,412	139	4.08%
Securities sold under repurchase agreements	2,415	29	1.22%	2,070	36	1.75%	594	23	3.84%
Other debt	199	10	4.86%	227	12	5.20%	235	14	5.91%
Preferred stock issued by subsidiaries	307	11	3.67%	307	13	4.23%	308	19	6.37%

Total other borrowings	6,606	169	2.56%	5,806	161	2.78%	4,549	195	4.30%

Total interest-bearing liabilities	15,370	$351	2.29%	14,205	$400	2.82%	13,549	$594	4.39%
Other liabilities	1,506			1,427			687
Shareholder’s equity	1,173			1,145			1,142

Total liabilities and equity	$18,049			$16,777			$15,378

Interest rate spread			2.03%			2.10%			2.52%
Net interest income/margin		$377	2.24%		$374	2.38%		$395	2.75%

(a) Includes nonaccruing loans

(b)	Includes loan fees of $28 million, $27 million, and $25 million in 2003, 2002, and 2001, respectively.

      The following table presents the changes in our net interest income attributable to changes in volume and rates:

	2003 Compared with 2002			2002 Compared with 2001
	Increase (Decrease) Due To			Increase (Decrease) Due To

	Volume	Rate	Total	Volume	Rate	Total

	(In millions)
Interest income:
Cash equivalents	$—	$(1)	$(1)	$1	$(3)	$(2)
Securities	49	(28)	21	84	(77)	7
Loans	(13)	(51)	(64)	(40)	(195)	(235)
Loans held for sale	5	(7)	(2)	16	(1)	15

Total interest income	41	(87)	(46)	61	(276)	(215)
Interest expense:
Deposits:
Interest-bearing demand	14	(3)	11	(1)	(42)	(43)
Savings deposits	—	(1)	(1)	1	(1)	—
Time deposits	(30)	(37)	(67)	(30)	(87)	(117)

Total interest on deposits	(16)	(41)	(57)	(30)	(130)	(160)
Advances from FHLBs	15	3	18	(8)	(31)	(39)
Securities sold under repurchase agreements	5	(12)	(7)	31	(18)	13
Other debt	(1)	(1)	(2)	—	(2)	(2)
Preferred stock issued by subsidiary	—	(1)	(1)	—	(6)	(6)

Total interest expense	3	(52)	(49)	(7)	(187)	(194)

Net interest income	$38	$(35)	$3	$68	$(89)	$(21)

      The following table summarizes the composition of our loan portfolio:

	At Year-End

	2003	2002	2001	2000	1999

	(In millions)
Single-family mortgage	$3,255	$2,470	$1,987	$2,959	$3,053
Single-family mortgage warehouse	387	522	547	343	490
Single-family construction	889	1,004	991	978	706
Multifamily and senior housing	1,769	1,858	1,927	1,901	1,648

Total residential housing	6,300	5,854	5,452	6,181	5,897
Commercial real estate	1,015	1,891	2,502	2,605	2,233
Commercial and business	1,147	1,160	935	763	627
Asset-based lending and leasing	499	696	842	476	128
Consumer and other	176	199	255	487	524

Total loans	9,137	9,800	9,986	10,512	9,409
Less allowance for loan losses	(111)	(132)	(139)	(118)	(113)

Loans receivable, net	$9,026	$9,668	$9,847	$10,394	$9,296

      The following table presents our construction and commercial and business loans by maturity date at year-end 2003:

							Commercial and
							Business and
							Asset-Based
			Multifamily and		Commercial Real		Lending and
	Single-Family		Senior Housing		Estate		Leasing

	Variable	Fixed	Variable	Fixed	Variable	Fixed	Variable	Fixed
	Rate	Rate	Rate	Rate	Rate	Rate	Rate	Rate	Total

	(In millions)
Due within one year	$705	$14	$1,537	$1	$857	$1	$868	$61	$4,044
After one but within five years	158	12	116	45	144	2	551	80	1,108
After five years	—	—	3	67	10	1	50	36	167

	$863	$26	$1,656	$113	$1,011	$4	$1,469	$177

Total	$889		$1,769		$1,015		$1,646		$5,319

      The following table details changes in our allowance for loan losses and summary of non-accrual and other loans.

	For the Year

	2003	2002	2001	2000	1999

	(In millions)
Balance at beginning of year	$132	$139	$118	$113	$87
Charge-offs:
Single family mortgage	(1)	—	—	—	(2)
Single family mortgage warehouse	—	—	—	(22)	(21)
Multifamily and senior housing	—	(11)	—	—	—

Total residential housing loans	(1)	(11)	—	(22)	(23)
Commercial real estate	(11)	—	—	—	—
Commercial and business	(2)	(31)	(18)	(7)	—
Asset-based lending and leasing	(57)	(10)	(10)	(4)	—
Consumer and other	(2)	(2)	(3)	(4)	(2)

Total charge-offs	(73)	(54)	(31)	(37)	(25)
Recoveries:
Single-family mortgage warehouse	4	1	3	—	—
Multifamily and senior housing	—	3	—	—	—

Total residential housing loans	4	4	3	—	—
Asset-based lending and leasing	5	2	—	—	—
Consumer and other	—	1	1	1	1

Total recoveries	9	7	4	1	1

Net charge-offs	(64)	(47)	(27)	(36)	(24)
Provision for loan losses	43	40	46	39	38
Acquisitions and bulk purchases of loans, net of adjustments	—	—	2	2	12

Balance at end of year	$111	$132	$139	$118	$113

Non-accrual loans	$65	$126	$166	$65	$85
Accruing loans past-due 90 days or more	3	7	—	6	6

      The following table presents allowance for loan losses by loan category:

	2003		2002		2001		2000		1999

		Category		Category		Category		Category		Category
		as a %		as a %		as a %		as a %		as a %
		of		of		of		of		of
		Total		Total		Total		Total		Total
	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans

	(Dollars in millions)
Single-family mortgage	$7	36%	$7	26%	$8	20%	$13	28%	$20	32%
Single-family mortgage warehouse	1	4%	1	5%	3	5%	2	3%	29	5%
Single-family construction	6	10%	7	10%	6	10%	7	9%	5	8%
Multifamily and senior housing	28	19%	38	19%	42	19%	16	18%	10	18%

Total residential	42	69%	53	60%	59	54%	38	58%	64	63%
Commercial real estate	18	11%	18	19%	19	25%	22	25%	22	24%
Commercial and business	10	13%	12	12%	14	9%	25	7%	9	7%
Asset-based lending and leasing	9	5%	23	7%	21	9%	4	5%	2	1%
Consumer and other	1	2%	2	2%	2	3%	3	5%	4	5%
Unallocated	31	—	24	—	24	—	26	—	12	—

Total	$111	100%	$132	100%	$139	100%	$118	100%	$113	100%

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk Interest Rate Risk

Interest Rate Risk

      Our current level of interest rate risk is primarily due to an asset sensitive position in our financial services segment. The following table illustrates the estimated effect on our pre-tax income of immediate, parallel and sustained shifts in interest rates for the next 12-months at year-end 2003, with comparative year-end 2002 information. This estimate considers the effects of changing prepayment speeds, repricing characteristics and average balances over the next 12 months.

	Increase (Decrease) in Income Before Taxes

	Year-End 2003		Year-End 2002

Change in	Parent	Financial	Parent	Financial
Interest Rates	Company	Services	Company	Services

	(In millions)
+2%	$(2)	$8	$(3)	$40
+1%	(1)	28	(2)	34
-1%	1	(20)	2	(29)

      We did not present a two percent interest rate decrease scenario because of the current low interest rate environment. The analysis assumes that debt reductions from contractual payments will be replaced with short-term variable rate debt; however, that may not be the financing alternative we choose to follow.

      Our parent company long-term debt is less sensitive to changes in interest rates because a substantial portion of it is at fixed rates.

      Our financial services segment is subject to interest rate risk to the extent interest-earning assets and interest-bearing liabilities repay or reprice at different times or in differing amounts or both. Our financial services segment is in an asset sensitive position where the rate and prepayment characteristics of its assets are more responsive to changes in market interest rates than its liabilities. In an asset sensitive position, earnings will generally be positively affected in a rising rate environment, but generally be negatively affected in a falling rate environment.

      Our financial service segment’s interest rate sensitivity decreased in 2003, principally because of changes in our earning asset mix, changes in our deposit base, and interest rate increases in the second half of 2003.

Our commercial real estate loans, which tend to reprice frequently, decreased $0.9 billion, while our mortgage loans, which generally reprice after three to five years, increased $0.8 billion. Additionally, approximately $1 billion of deposits have shifted from certificates of deposit to interest-bearing demand deposits, which generally reprice more frequently. Because of current market pricing of these deposit accounts, the sensitivity amounts at year-end 2003 anticipate only limited repricing of those accounts in the one percent increase and decrease scenarios.

      Additionally, changes in interest rates affect the fair value of our mortgage servicing rights (estimated at $93 million at year-end 2003). We estimate a one percent decline in long-term fixed mortgage rates from current levels would decrease the fair value of the mortgage servicing rights by $20 million.

Foreign Currency Risk

      We do not have significant exposure to foreign currency fluctuations on our financial instruments because most of these instruments are denominated in U.S. dollars.

Commodity Price Risk

      From time to time we use commodity derivative instruments to mitigate our exposure to changes in product pricing and manufacturing costs. These instruments cover a small portion of our volume and range in duration from three months to three years. Based on the fair value of these instruments at year-end 2003, the potential loss in fair value resulting from a hypothetical ten percent change in the underlying commodity prices would not be significant.

Item 8.	Financial Statements and Supplementary Data

PARENT COMPANY (TEMPLE-INLAND INC.)

SUMMARIZED STATEMENTS OF INCOME

	For the Year

	2003	2002	2001

	(In millions)
NET REVENUES	$3,501	$3,374	$2,808

COSTS AND EXPENSES
Cost of sales	3,200	2,973	2,454
Selling	116	111	90
General and administrative	187	197	174
Other (income) expense	133	6	(1)

	3,636	3,287	2,717

	(135)	87	91
FINANCIAL SERVICES EARNINGS	181	164	184

OPERATING INCOME	46	251	275
Interest expense	(135)	(133)	(98)
Other expense	(8)	(11)	—

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	(97)	107	177
Income tax (expense) benefit	194	(42)	(66)

INCOME FROM CONTINUING OPERATIONS	97	65	111
Discontinued operations	—	(1)	—

INCOME BEFORE ACCOUNTING CHANGE	97	64	111
Effect of accounting change	(1)	(11)	(2)

NET INCOME	$96	$53	$109

See the notes to the parent company summarized financial statements.

PARENT COMPANY (TEMPLE-INLAND INC.)

SUMMARIZED BALANCE SHEETS

	At Year-End

	2003	2002

	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$20	$17
Receivables, less allowances of $14 in 2003 and $13 in 2002	359	352
Inventories:
Work in process and finished goods	83	69
Raw materials and supplies	247	269

Total inventories	330	338

Prepaid expenses and other	69	64

Total current assets	778	771
Investment in Financial Services	1,123	1,178
Timber and Timberlands	497	508
Property and Equipment
Land and buildings	600	614
Machinery and equipment	3,454	3,436
Construction in progress	48	92
Less allowances for depreciation	(2,259)	(2,101)

Total property and equipment	1,843	2,041
Goodwill	237	249
Assets Held for Sale	61	78
Other Assets	99	146

TOTAL ASSETS	$4,638	$4,971

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$218	$188
Accrued employee compensation and benefits	72	67
Accrued interest	27	30
Accrued property taxes	23	28
Other accrued expenses	141	147
Liabilities of discontinued operations	22	28
Current portion of long-term debt	4	8

Total current liabilities	507	496
Long-Term Debt	1,611	1,883
Deferred Income Taxes	25	213
Postretirement Benefits	146	147
Pension Liability	250	142
Other Long-Term Liabilities	131	141

Total liabilities	2,670	3,022
Shareholders’ Equity	1,968	1,949

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,638	$4,971

See the notes to the parent company summarized financial statements.

PARENT COMPANY (TEMPLE-INLAND INC.)

SUMMARIZED STATEMENTS OF CASH FLOWS

	For the Year

	2003	2002	2001

	(In millions)
CASH PROVIDED BY (USED FOR) OPERATIONS
Net income	$96	$53	$109
Adjustments:
Depreciation and amortization	238	224	188
Non-cash stock based compensation	30	13	3
Non-cash pension and postretirement expense (credit)	55	24	(5)
Cash contribution to pension and postretirement plans	(16)	(17)	(14)
Other non-cash charges (credits)	71	17	(1)
Deferred income taxes (benefit)	(148)	34	36
Net earnings of financial services	(116)	(162)	(166)
Dividends from financial services	166	125	124
Net assets of discontinued operations	(16)	15	—
Cumulative effect of accounting change	1	11	2
Other	19	28	—

	380	365	276
Changes in:
Receivables	(8)	41	24
Inventories	12	(2)	33
Prepaid expenses and other	(9)	24	(22)
Accounts payable and accrued expenses	30	(41)	35

	405	387	346

CASH PROVIDED BY (USED FOR) INVESTING
Capital expenditures	(126)	(112)	(184)
Sales of non-strategic assets and operations	69	39	74
Acquisitions, net of cash acquired, and joint ventures	(9)	(625)	(160)

	(66)	(698)	(270)

CASH PROVIDED BY (USED FOR) FINANCING
Payments of debt	(282)	(362)	(290)
Cash dividends paid to shareholders	(73)	(67)	(63)
Sale of common stock and exercise of options	13	215	—
Sale of Upper DECSSM	—	345	—
Sale of Senior Notes	—	496	—
Bridge financing facility	—	880	—
Payment of bridge financing facility	—	(880)	—
Payment of assumed Gaylord bank debt	—	(285)	—
Other additions to debt	6	4	272
Other	—	(21)	6

	(336)	325	(75)

Net increase in cash and cash equivalents	3	14	1
Cash and cash equivalents at beginning of year	17	3	2

Cash and cash equivalents at end of year	$20	$17	$3

See the notes to the parent company summarized financial statements.

NOTES TO SUMMARIZED FINANCIAL STATEMENTS

PARENT COMPANY (TEMPLE-INLAND INC.)

NOTE A — Summary of Significant Accounting Policies

Basis of Presentation

      The summarized financial statements include the accounts of Temple-Inland Inc. and its manufacturing subsidiaries (the parent company). A significant portion of the net assets invested in Temple-Inland Financial Services are subject, in varying degrees, to regulatory rules and restrictions including restrictions on the payment of dividends to the parent company. Accordingly, the investment in financial services is reflected in the summarized financial statements on the equity basis. Related earnings, however, are presented before tax to be consistent with the consolidated financial statements. All material inter-company amounts and transactions have been eliminated. These financial statements should be read in conjunction with the Temple-Inland Inc. consolidated financial statements and the financial services summarized financial statements.

      Certain amounts have been reclassified to conform to the current year’s classification.

Inventories

      Inventories are stated at the lower of cost or market.

      The cost of inventories amounting to $173 million at year-end 2003 and $172 million at year-end 2002, respectively, was determined by the last-in, first-out method (LIFO). The cost of the remaining inventories was determined principally by the average cost method, which approximates the first-in, first-out method (FIFO). If the FIFO method of accounting had been applied to those inventories that were determined by the LIFO method, inventories would have been $36 million and $29 million more than reported at year-end 2003 and 2002, respectively.

Property and Equipment

      Property and equipment are stated at cost less accumulated depreciation. Also, included in property and equipment are $130 million of assets that are subject to capital leases. Interest costs incurred on major construction projects while in progress are capitalized. Depreciation, which includes amortization of assets subject to capital leases, is provided on the straight-line method based on estimated useful lives as follows:

Estimated
Useful
Classification	Lives

Buildings	15 to 40 years
Machinery and equipment:
Paper machines	22 years
Mill equipment	5 to 25 years
Converting equipment	5 to 15 years
Other production equipment	10 to 25 years
Transportation equipment	3 to 15 years
Office and other equipment	2 to 10 years

      Assets subject to capital lease are depreciated over the shorter of their lease term or their estimated useful lives.

      The cost of significant additions and improvements is capitalized, and the cost of maintenance and repairs is expensed. Incremental planned major mill maintenance costs are expensed ratably during the year.

NOTES TO SUMMARIZED FINANCIAL STATEMENTS

PARENT COMPANY (TEMPLE-INLAND INC.) — (Continued)

Timber and Timberlands

      Timber and timberlands are stated at cost, less the cost of timber cut. Costs incurred to purchase timber and timberlands are capitalized with the purchase price allocated to timber, timberlands, and where applicable, to mineral rights based on estimated relative values, which in the case of significant purchases, are based on third party appraisals.

      The cost of timber cut is recognized as expense based on the relationship of unamortized timber costs to the estimated volume of recoverable timber multiplied by the amount of timber cut. The cost of timber cut is included in depreciation expense. The estimated volume of recoverable timber is determined using statistical information and other data related to growth rates and yields gathered from physical observations, models, and other information gathering techniques. Changes in yields are generally due to adjustments in growth rates and similar matters and are accounted for prospectively as changes in estimates. Timber assets are managed utilizing the concepts of sustainable forestry – the replacement of harvested timber through nurtured forest plantations. Costs incurred in developing a viable seedling plantation (up to two years of planting), such as site preparation, seedlings, planting, fertilization, insect and wildlife control, and herbicide application, are capitalized. All other costs, such as property taxes and costs of forest management personnel, are expensed as incurred. Once the seedling plantation is viable, all costs incurred to maintain the viable plantations, such as fertilization, herbicide application, insect and wildlife control and thinning, are expensed as incurred. Costs incurred to initially build roads are capitalized as land improvements. Costs incurred to maintain these roads are expensed as incurred.

      The cost basis of timberland sold is determined by the area method, which is based on the relationship of cost of timberland to total acres of timberland multiplied by acres of timberland sold. The cost basis of timber sold is determined by the average cost method, which is based on the relationship of unamortized cost of timber to the estimate of recoverable timber multiplied by the amount of timber sold.

     Environmental Liabilities

      When environmental assessments or remediation are probable and the costs can be reasonably estimated, remediation liabilities are recorded on an undiscounted basis and are adjusted as further information develops or circumstances change.

      Legal obligations associated with the retirement of long-lived assets, consisting principally of costs to remediate company-operated landfills, are recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost is capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset.

     Revenue

      Revenue is recognized upon passage of title, which occurs at the time the product is delivered to the customer, the price is fixed and determinable and collectibility is reasonably assured.

      Amounts billed to customers for shipping are included in net revenues and the related costs thereof are included in cost of sales.

NOTES TO SUMMARIZED FINANCIAL STATEMENTS

PARENT COMPANY (TEMPLE-INLAND INC.) — (Continued)

Note B — Long-Term Debt

      Long-term debt consists of:

	At Year-End

	2003	2002

	(In millions)
Short-term borrowings and borrowings under bank credit agreements — average interest rate of 2.73% in 2003 and 3.09% in 2002	$—	$18
Accounts receivable securitization facility, due 2006 — average interest rate of 1.20% in 2003 and 1.74% in 2002	1	40
7.25% Notes, payable in 2004	100	100
8.13% to 8.38% Notes, payable in 2006	100	100
7.88% Senior notes associated with Upper DECSSM, payable in 2007 — interest rate to be reset in February 2005	345	345
6.75% Notes, payable in 2009	300	300
7.88% Senior Notes, payable in 2012	497	497
8.25% Debentures, payable in 2022	—	150
Private placement debt, payable 2005 through 2007 — interest rates ranging from 6.91% to 7.02%	88	88
Senior subordinated and Senior Notes, payable 2007 through 2008 — interest rates ranging from 9.38% to 9.88%	44	45
Revenue bonds, payable 2007 through 2024 — average interest rate of 3.80% in 2003 and 3.09% in 2002	121	122
Other indebtedness due through 2011 — average interest rate of 4.59% in 2003 and 3.57% in 2002	19	86

	1,615	1,891
Less current portion of long-term debt	(4)	(8)

	$1,611	$1,883

      The parent company has various debt arrangements, which are subject to conditions and covenants customary for such agreements, including levels of interest coverage and limitations on leverage of the parent company. At year-end 2003, the parent company was in compliance with all such conditions and covenants.

      At year-end 2003, the parent company had a $250 million accounts receivable securitization program that expires in April 2006. Under this program, a wholly owned subsidiary of the parent company purchases, on an on-going basis, substantially all of the trade receivables of the manufacturing subsidiaries. As the parent company requires funds, the subsidiary draws under its revolving credit arrangement, pledges the trade receivables as collateral and remits the proceeds to the parent company. In the event of liquidation of the subsidiary, its creditors would be entitled to satisfy their claims from the subsidiary’s assets prior to distributions back to the parent company. At year-end 2003, the subsidiary owned $334 million in trade receivables against which it had borrowed $1 million under this securitization program. At year-end 2003, the unused capacity under this facility was $249 million. This subsidiary is consolidated with and included in the parent company’s summarized and consolidated financial statements.

      At year-end 2003, the parent company had $590 million in committed credit agreements. Under the terms of a $400 million credit agreement, $20 million expires in 2005, $180 million expires in 2006, and $200 million expires in 2007. The remaining $190 million of credit agreements have maturities at various dates through 2005. The credit agreements contain terms and conditions customary for such agreements, including

NOTES TO SUMMARIZED FINANCIAL STATEMENTS

PARENT COMPANY (TEMPLE-INLAND INC.) — (Continued)

minimum levels of interest coverage and limitations on leverage. At year-end 2003, unused capacity under these facilities was $554 million.

      At year-end 2003, the parent company had complied with all the terms and conditions of the accounts receivable securitization program and credit agreements. At year-end 2003, property and equipment having a book value of $9 million were subject to liens in connection with $45 million of debt.

      Stated maturities of the parent company’s debt during the next five years are as follows (in millions): 2004 — $104; 2005 — $41; 2006 — $113; 2007  — $411; 2008 — $53 and thereafter — $893. Maturities of long-term debt due in 2004 of $100 million and purchase obligations of $61 million have been classified as long-term in accordance with the parent company’s intent and ability to refinance such obligations on a long-term basis.

      During third quarter 2003, the parent company redeemed its $150 million 8.25% debentures due 2022. The parent company paid a $6 million call premium and wrote off $2 million of unamortized financing costs all of which are included in other expenses. The redemption was funded from borrowings under the accounts receivable securitization program.

      Capitalized construction period interest in 2003, 2002, and 2001 was $1 million, less than $1 million, and $4 million, respectively, and was deducted from interest expense. Parent company interest paid during 2003, 2002 and 2001 was $144 million, $117 million and $103 million, respectively.

Note C — Joint Ventures

      The parent company’s significant joint venture investments at year-end 2003 are: Del-Tin Fiber LLC — a 50 percent owned venture that produces medium density fiberboard in El Dorado, Arkansas; Standard Gypsum LP — a 50 percent owned venture that produces gypsum wallboard at facilities in McQueeney, Texas, and Cumberland City, Tennessee; and, Premier Boxboard Limited LLC — a 50 percent owned venture that produces gypsum facing paper and corrugating medium in Newport, Indiana. The joint venture partners in each of these ventures are unrelated publicly held companies.

      Combined summarized financial information for these joint ventures follows:

	At Year-End

	2003	2002

	(In millions)
Current assets	$46	$29
Total assets	375	360
Current liabilities	27	11
Long-term debt	205	215
Equity	143	134
Parent company’s investment in joint ventures:
50% share in joint ventures’ equity	$72	$67
Unamortized basis difference	(40)	(42)
Other	3	3

Investment in joint ventures	$35	$28

NOTES TO SUMMARIZED FINANCIAL STATEMENTS

PARENT COMPANY (TEMPLE-INLAND INC.) — (Continued)

	For the Year

	2003	2002	2001

	(In millions)
Net revenues	$205	$194	$163
Operating income (loss)	18	1	(11)
Net income (loss)	7	(11)	(24)
Parent company’s equity in net income (loss):
50% share of net income (loss)	$4	$(6)	$(12)
Amortization of basis difference	2	5	5

Reported equity in net income (loss) of joint ventures	$6	$(1)	$(7)

      The parent company and its joint venture partners contribute and receive distributions equally. During 2003, the parent company contributed $9 million to these ventures and received an $8 million distribution. During 2002, the parent company contributed $12 million to these ventures and received an $11 million distribution.

      The investment in these joint ventures is included in other assets and the equity in the net loss of these ventures is included in cost of sales. The parent company’s reported investment in joint ventures differs from the 50 percent interest in joint venture equity due to the difference between the fair value of net assets contributed to the Premier Boxboard joint venture and the net book value of those assets. The parent company’s equity in net losses of joint ventures differs from the 50 percent interest in joint venture net losses because of the amortization of this difference between the fair value of net assets contributed to the Premier Boxboard joint venture and the net book value of those assets. When the parent company contributed the Newport, Indiana, corrugating medium mill and its associated debt to the Premier Boxboard joint venture near the end of second quarter 2000, the fair value of the net assets exceeded their carrying value by $55 million. The joint venture recorded the contributed assets at fair value. The parent company did not recognize a gain as a result of the contribution of assets, thus creating a difference in the carrying value of the investment and the underlying equity in the venture. This difference is being amortized over the same period as the underlying mill assets to reflect depreciation of the mill as if it were consolidated and carried at historical carrying value. At year-end 2003, the unamortized basis difference was $40 million.

      The parent company provides marketing and management services to these ventures. Fees for such services were $6 million, $5 million, and $5 million during 2003, 2002 and 2001, respectively, and are reported as a reduction of cost of sales and selling expense. The parent company purchases, at market rates, finished products from one of these joint ventures. These purchases aggregated $52 million, $56 million and $58 million during 2003, 2002 and 2001, respectively.

Note D — Acquisitions

      On February 28, 2002, the company completed tender offers in which it acquired 86.3 percent of Gaylord Container Corporation’s outstanding common stock for $56 million cash and 99.3 percent of its 9 3/8% Senior Notes, 98.5 percent of its 9 3/4% Senior Notes and 83.6 percent of its 9 7/8% Senior Subordinated Notes for $462 million cash plus accrued interest of $10 million. On April 5, 2002, the company acquired the remainder of Gaylord’s outstanding common stock for $9 million cash. The results of Gaylord’s operations have been included in the company’s income statement since the beginning of March 2002.

      The cash purchase price to acquire Gaylord was $599 million including $45 million in termination and change of control payments and $17 million in advisory and professional fees. Proceeds from a $900 million credit agreement (the bridge financing facility) were used to fund the cash purchase and to pay off the assumed bank debt of $285 million. The company paid $12 million in fees to the lending institutions for this

NOTES TO SUMMARIZED FINANCIAL STATEMENTS

PARENT COMPANY (TEMPLE-INLAND INC.) — (Continued)

facility, which was funded from the bridge financing facility. During May 2002, the parent company sold 4.1 million shares of common stock at $52 per share and issued $345 million of Upper DECSSM units and $500 million of 7.875% Senior Notes due 2012. Total proceeds from these offerings were $1,056 million, before expenses of $28 million. The net proceeds from these offerings were used to repay the bridge financing facility and other borrowings. As a result of the early repayment of these borrowings, $11 million of unamortized debt financing fees were charged to other expense during the second quarter 2002.

      The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The allocation of the purchase price was based upon independent appraisals and other valuations and reflects finalized management intentions. It is anticipated that all of the goodwill is deductible for income tax purposes. The final allocation of the purchase price follows (in millions):

Assets acquired
Current assets	$190
Property and equipment	559
Assets of discontinued operations	142
Other assets	27
Goodwill	201

Total Assets	$1,119

Liabilities assumed
Current liabilities	$135
Liabilities of discontinued operations	18
Bank debt	285
Senior and Subordinated Notes and other secured debt	68
Other long-term liabilities	14

Total Liabilities	$520

Net assets acquired	$599

      During March 2002, the parent company acquired a box plant in Puerto Rico for $10 million cash. During May 2002, the parent company acquired the two converting operations of Mack Packaging Group, Inc. for $24 million, including $20 million cash and $4 million related to the present value of a minimum earn-out arrangement. The purchase prices were allocated to the acquired assets and liabilities based on their fair values with $2 million assigned to goodwill, all of which is allocated to corrugated packaging.

      During November 2002, the parent company acquired the assets of Fibre Innovations LLC for $8 million cash. The purchase price was allocated to the acquired assets and liabilities based on their fair values.

      The following unaudited pro forma information assumes these acquisitions and related financing transactions had occurred at the beginning of 2002 and 2001:

	For the Year

	2002	2001

	(In millions, except
	per share)
Parent company revenues	$3,517	$3,667
Income from continuing operations	54	96
Income from continuing operations, per diluted share	$1.03	$1.80

NOTES TO SUMMARIZED FINANCIAL STATEMENTS

PARENT COMPANY (TEMPLE-INLAND INC.) — (Continued)

      Adjustments made to derive this pro forma information include those related to the effects of the purchase price allocations and financing transactions described above and the reclassification of the discontinued operations described in Note E. The pro forma information does not reflect the effects of capacity closures, cost savings or other synergies realized. These pro forma results are not necessarily an indication of what actually would have occurred if the acquisitions had been completed on those dates and are not intended to be indicative of future results.

      During May 2001, the parent company completed the acquisitions of the corrugated packaging operations of Chesapeake Corporation and Elgin Corrugated Box Company. These operations consisted of 11 corrugated converting plants in eight states. The aggregate purchase price of $135 million was allocated to the acquired assets and liabilities based on their fair values with $36 million allocated to goodwill. During October 2001, the parent company completed the acquisition of ComPro Packaging LLC. These operations consisted of two corrugated converting plants. The aggregate purchase price of $9 million was allocated to the acquired assets and liabilities based on fair values with $9 million allocated to goodwill. The operating results of these packaging operations are included in the accompanying summarized financial statements from their acquisition dates. The unaudited pro forma results of operations, assuming these acquisitions had been effected as of the beginning of the applicable fiscal year, would not have been materially different from those reported.

Note E — Assets Held for Sale

      Assets held for sale include assets of discontinued operations and other assets held for sale. In conjunction with the acquisition of Gaylord, the parent company announced that it intended to sell several non-strategic assets and operations obtained in the acquisition including the retail bag business, the multi-wall bag business and kraft paper mill and the chemical business. The assets and liabilities of the discontinued operations have been adjusted to their estimated realizable values and are identified in the balance sheet as discontinued operations. The operating results and cash flows of these operations are classified as discontinued operations and are excluded from income from continuing operations and business segment information. The retail bag business was sold during May 2002. The multi-wall bag business and kraft paper mill were sold during January 2003. Aggregate proceeds from all of these sales approximated $100 million. During 2001, the eucalyptus fiber project in Mexico, which was to be a source of hardwood fiber for the bleached paperboard mill that was sold in December 1999, was sold at a price that approximated its carrying value.

      At year-end 2003, the discontinued operations consist of Gaylord’s chemical business and accruals related to the 1999 sale of the bleached paperboard operations. It is expected that the Gaylord chemical business will be sold upon final resolution of its class action litigation. At year-end 2003, the assets and liabilities of discontinued operations includes $6 million of working capital, $28 million of property and equipment and $18 million of environmental and other long-term obligations. Revenues from discontinued operations for the year 2003 were $18 million.

      At year-end 2003, the assets and liabilities held for sale include $3 million of working capital and $20 million of property and equipment. It is likely that substantially all of these assets will be sold during 2004. Impairment charges related to and losses recognized upon sale of these assets are included in other operating (income) expense.

NOTES TO SUMMARIZED FINANCIAL STATEMENTS

PARENT COMPANY (TEMPLE-INLAND INC.) — (Continued)

Note F — Other Operating (Income) Expense

	For the Year

	2003	2002	2001

	(In millions)
Expenses associated with consolidation of administrative functions	$48	$—	$—
Loss on closure of production and converting facilities	41	—	—
Loss on non-strategic assets held for sale or sold	42	—	13
Gain on sale of non-strategic timberland, cash proceeds of $54 million	—	—	(20)
Other	2	6	6

	$133	$6	$(1)

      In November 2002, the parent company announced its intentions to consolidate administrative functions, and implement a shared service concept. Expenses related to these initiatives consist principally of relocation costs, severance, and fees paid to third party consultants. The consolidation of administrative functions is anticipated to be completed in the first half of 2004. It is likely that 2004 expenses related to these initiatives will be less than $10 million.

      As previously announced, the parent company is continuing efforts to enhance return on investment including reviewing assets and operations that are non-strategic or unable to meet return objectives and determining appropriate courses of action including their possible sale or closure. It is likely that these efforts will continue through 2004 and that additional costs and expenses will be incurred as efforts are finalized. In 2003, the parent company indefinitely shutdown a medium density fiberboard plant and a particleboard plant, closed or is in the process of closing six converting facilities, decided to sell certain specialty converting assets, sold a number of non-strategic assets and effected significant workforce reductions at these and other facilities. In connection with these efforts, the parent company recognized $45 million in asset impairments, $20 million in losses on sales, and incurred $14 million of severance and $4 million of other costs. Of the incurred severance, $8 million was paid in 2003 and the remainder is to be paid in first quarter 2004. In 2002, the parent company permanently closed the Antioch, California recycle linerboard mill obtained in the acquisition of Gaylord. The parent company established accruals for the estimated costs to be incurred in connection with this closure. The allocation of the purchase price includes these accruals, aggregating $41 million. As a result, the estimated closure costs will not affect current operating income.

      During 2002, the book value of promissory notes received in connection with the 1998 sale of the parent company’s Argentine box plant was written down to $1 million, the U.S. dollar value of the notes. The difference of $6 million was charged to other operating expense in 2002. During fourth quarter 2002, the parent company received $2 million from the borrower, a portion of which related to the promissory notes and the remainder related to accounts receivable, which were written off in 2001. During second quarter 2002, the parent company received $1 million from the borrower, which was recognized as other operating income. Any additional payments on these notes and accounts receivable will be recognized as other operating income when received in U.S. dollars.

NOTES TO SUMMARIZED FINANCIAL STATEMENTS

PARENT COMPANY (TEMPLE-INLAND INC.) — (Continued)

      A summary of the activity of production and converting facility exit cost and consolidation of administrative functions accruals for 2003 follows:

	Beginning		Cash	End of
	of Year	Additions	Payments	Year

	(In millions)
Involuntary employee terminations	$1	$17	$(9)	$9
Contract termination penalties	6	—	—	6
Environmental compliance	13	—	(2)	11
Demolition	13	—	(2)	11

Total	$33	$17	$(13)	$37

Note G — Commitments and Contingencies

      The parent company leases timberlands, facilities and equipment under operating lease agreements. Future minimum rental commitments under non-cancelable operating leases having a remaining term in excess of one year, exclusive of related expenses, are as follows (in millions): 2004 — $46; 2005  — $38; 2006 — $29; 2007 — $26; 2008 — $23 and thereafter — $175. Total rent expense was $52 million, $53 million and $49 million during 2003, 2002 and 2001, respectively.

      The parent company also leases two manufacturing facilities under capital lease agreements with municipalities, which expire in 2022 and 2025. These capital lease obligations total $188 million and have been offset by the parent company’s purchase of an equal amount of bonds issued by these municipalities that are funded with identical terms and secured by the payments due under the capital lease obligations.

      At year-end 2003, the parent company has unconditional purchase obligations, principally for gypsum and timber, aggregating $283 million that will be paid over the next five years. The parent company also has acquired rights to timber and timberlands under agreements that require the parent company to pay the owners $61 million in 2004. This obligation is included in other long-term liabilities in accordance with the parent company’s intent and ability to refinance this obligation on a long-term basis.

      In connection with its joint venture operations, the parent company has guaranteed debt service and other obligations and letters of credit aggregating $116 million at year-end 2003. Generally the guarantees would be funded by the parent company for lack of specific performance by the joint ventures, such as non-payment of debt.

      The preferred stock issued by subsidiaries of Guaranty is automatically exchanged into preferred stock of Guaranty upon the occurrence of certain regulatory events or administrative actions. If such exchange occurs, certain shares are automatically surrendered to the parent company in exchange for senior notes of the parent company and certain shares, at the parent company’s option, are either exchanged for senior notes or are redeemed by the parent company. At year-end 2003, the outstanding preferred stock issued by these subsidiaries totaled $305 million. See Note I of the financial services summarized financial statements for further information.

      None of the parent company’s credit agreements or the accounts receivable securitization program are restricted as to availability based on the ratings of the parent company’s long-term debt. Approximately $23 million in joint venture and subsidiary debt guarantees and funding obligations include rating triggers (parent company debt rated below investment grade), which if activated would result in acceleration. The long-term debt of the parent company is currently rated investment grade.

NOTES TO SUMMARIZED FINANCIAL STATEMENTS

PARENT COMPANY (TEMPLE-INLAND INC.) — (Continued)

      In connection with the 1999 sale of the bleached paperboard mill, the parent company agreed, subject to certain limitations, to indemnify the purchaser from certain liabilities including environmental liabilities and contingencies associated with the parent company’s operation and ownership of the mill.

      During 2002, the parent company sold, with recourse to financial institutions $2 million of notes receivable.

Note H — Derivative Instruments

      The parent company uses interest rate agreements in the normal course of business to manage and reduce the risk inherent in interest rate fluctuations by entering into contracts with major U.S. securities firms. Interest rate swap agreements are considered hedges of interest cash flows anticipated from specific borrowings and amounts paid and received under the swap arrangements are recognized as adjustments to interest expense. The parent company has an interest rate swap agreement to pay fixed rate interest at 6.55 percent and receive variable interest (currently 1.32 percent) on $50 million notional amount of indebtedness. This agreement matures in 2008. For the year 2003, interest expense increased $3 million as a result of this interest rate swap. Hedge ineffectiveness on the interest rate swap during 2003 was not significant.

      The parent company also uses, to a limited degree, fiber-based derivative instruments to mitigate its exposure to changes in anticipated cash flows from sale of products and manufacturing costs. The parent company’s fiber-based derivative contracts have notional amounts that represent less than one percent of the parent company’s annual sales of linerboard and purchases of OCC. During 2003, operating income decreased $1 million as a result of the linerboard and OCC derivatives. The net loss recognized in earnings that represents hedge ineffectiveness was $0.5 million during 2003.

      At year-end 2003, the aggregate fair value of these derivative instruments was a $7 million liability, consisting of a $7 million liability related to the interest rate swap derivative and an insignificant liability related to the linerboard and OCC derivatives.

      As of year-end 2003, approximately $1 million of unrecognized income on derivative instruments recorded in accumulated other comprehensive loss are expected to be reclassified as an addition to earnings during the next twelve months in conjunction with the hedged cash flow.

Note I — Other Information

      The allowance for doubtful accounts was $14 million, $13 million and $11 million at year-end 2003, 2002 and 2001, respectively. The provision for bad debts was $6 million, $5 million and $8 million in 2003, 2002 and 2001, respectively. Bad debt charge-offs, net of recoveries were $5 million, $4 million and $7 million in 2003, 2002 and 2001, respectively. The allowance for doubtful accounts associated with acquisitions during the year 2002 was $1 million.

FINANCIAL SERVICES

SUMMARIZED STATEMENTS OF INCOME

	For the Year

	2003	2002	2001

	(In millions)
Interest Income
Loans and loans held for sale	$507	$574	$794
Securities available-for-sale	69	105	188
Securities held-to-maturity	149	92	2
Other earning assets	3	3	5

Total interest income	728	774	989

Interest Expense
Deposits	182	239	399
Borrowed funds	169	161	195

Total interest expense	351	400	594

Net Interest Income	377	374	395
Provision for loan losses	(43)	(40)	(46)

Net Interest Income After Provision For Loan Losses	334	334	349

Noninterest Income
Loan servicing fees	32	42	49
Amortization and impairment of servicing rights	(59)	(59)	(46)
Loan origination and sale of loans	268	210	130
Real estate operations	55	40	49
Insurance commissions and fees	43	51	48
Service charges on deposits	35	30	23
Operating lease income	11	10	13
Other	39	46	42

Total noninterest income	424	370	308

Noninterest Expense
Compensation and benefits	325	301	247
Loan servicing and origination	15	40	21
Real estate operations, other than compensation	41	32	31
Insurance operations, other than compensation	6	7	9
Occupancy	32	33	30
Data processing	28	18	22
Other	130	109	113

Total noninterest expense	577	540	473

Income Before Taxes	181	164	184
Income tax (expense)	(65)	(2)	(17)

Income Before Accounting Change	116	162	167
Effect of accounting change	—	—	(1)

Net Income	$116	$162	$166

See the notes to Financial Services summarized financial statements.

FINANCIAL SERVICES

SUMMARIZED BALANCE SHEETS

	At Year-End

	2003	2002

	(In millions)
ASSETS

Cash and cash equivalents	$379	$438
Loans held for sale	551	1,088
Loans, net of allowance for losses of $111 in 2003 and $132 in 2002	9,026	9,668
Securities available-for-sale	1,374	1,926
Securities held-to-maturity, fair value of $5,305 in 2003 and $3,976 in 2002	5,267	3,915
Real estate	290	249
Premises and equipment, net	169	157
Accounts, notes and accrued interest receivable	138	159
Goodwill	147	148
Mortgage servicing rights	89	105
Other assets	231	163

TOTAL ASSETS	$17,661	$18,016

LIABILITIES
Deposits	8,698	9,203
Federal Home Loan Bank advances	4,992	3,386
Securities sold under repurchase agreements	1,327	2,907
Obligations to settle trade date securities	567	369
Other liabilities	410	487
Other borrowings	239	181
Preferred stock issued by subsidiaries	305	305

TOTAL LIABILITIES	16,538	16,838

SHAREHOLDER’S EQUITY	1,123	1,178

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$17,661	$18,016

See the notes to the Financial Services summarized financial statements.

FINANCIAL SERVICES

SUMMARIZED STATEMENTS OF CASH FLOWS

	For the Year

	2003	2002	2001

	(In millions)
CASH PROVIDED BY (USED FOR) OPERATIONS
Net income	$116	$162	$166
Adjustments:
Depreciation	24	26	23
Depreciation of leased assets	8	10	10
Amortization and impairment of servicing rights	59	59	46
Provision for loan losses	43	40	46
Amortization and accretion of financial instruments	23	1	—
Deferred income taxes	(7)	(1)	(6)

	266	297	285
Changes in:
Loans held for sale, originations	(12,955)	(10,799)	(7,707)
Loans held for sale, sales	13,447	10,626	6,932
Collections on loans serviced for others, net	(77)	(70)	104
Other	(21)	(53)	(31)

	660	1	(417)

CASH PROVIDED BY (USED FOR) INVESTING
Purchases of securities available-for-sale	(41)	(22)	(48)
Principal payments and maturities of securities available-for-sale	586	761	865
Purchases of securities held-to-maturity	(3,278)	(3,290)	(778)
Principal payments and maturities of securities held-to-maturity	2,114	509	3
Loans originated or acquired, net of collections	453	67	262
Sale of mortgage servicing rights	—	36	143
Sales of loans	67	18	446
Acquisitions, net of cash acquired	(1)	(6)	(364)
Branch acquisitions	—	364	—
Capital expenditures	(33)	(16)	(26)
Other	35	10	17

	(98)	(1,569)	520

CASH PROVIDED BY (USED FOR) FINANCING
Net decrease in deposits	(500)	(277)	(766)
Purchase of deposits	—	104	—
Securities sold under repurchase agreements and short-term borrowings, net	(2)	(612)	316
Additions to debt and long-term FHLB advances	972	2,944	803
Payments of debt and long-term FHLB advances	(919)	(613)	(37)
Dividends paid to parent company	(166)	(125)	(124)
Other	(6)	(2)	(28)

	(621)	1,419	164

Net increase (decrease) in cash and cash equivalents	(59)	(149)	267
Cash and cash equivalents at beginning of year	438	587	320

Cash and cash equivalents at end of year	$379	$438	$587

Interest paid	$348	$378	$579

See the notes to the Financial Services summarized financial statements.

FINANCIAL SERVICES

NOTES TO SUMMARIZED FINANCIAL STATEMENTS

Note A — Summary of Significant Accounting Policies

Basis of Presentation

      Financial services (the group) operates a savings bank, Guaranty, and engages in mortgage banking, real estate and insurance brokerage activities. The assets and operations of the group are subject, in varying degrees, to regulatory rules and restrictions, including restrictions on the payment of dividends to the parent company. All material intercompany amounts and transactions have been eliminated. These financial statements should be read in conjunction with the accompanying consolidated financial statements of Temple-Inland Inc. and Subsidiaries.

      Certain amounts have been reclassified to conform to the current year’s classification.

Use of Estimates

      The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the amounts reported in the financial statements and accompanying notes, including disclosures related to contingencies. Actual results could differ from those estimates.

Cash and Cash Equivalents

      Cash and cash equivalents include cash on hand and other short-term liquid instruments with original maturities of three months or less. Guaranty is required by banking regulations to hold a minimum level of cash based on the level of deposits it holds. At year-end 2003, Guaranty was required to hold $43 million in cash.

Loans Held for Sale

      Loans held for sale consist primarily of single-family residential loans collateralized by the underlying property and are intended for sale in the secondary market. Loans held for sale that are the designated hedged item under effective derivative hedges (typically forward sales agreements) are carried at cost, increased or decreased for changes in fair value after the date of hedge designation. All other loans held for sale are carried at the lower of aggregate cost or fair value. Fair value adjustments and realized gains and losses are classified as noninterest income.

Loans

      Loans are stated at unpaid principal balances, net of deferred fees and costs and any discounts or premiums on purchased loans. Deferred fees and costs, as well as premiums and discounts on loans, are amortized to income using the interest method over the remaining period to contractual maturity and adjusted for anticipated or actual prepayments. Any unamortized loan fees, costs, premiums, or discounts are recorded in income in the event a loan is repaid or sold. Interest on loans is credited to income as earned. The accrual of interest ceases when collection of contractual principal or interest becomes doubtful or when payment has not been received for ninety days or more unless the asset is both well secured and in the process of collection. When interest accrual ceases, uncollected interest previously credited to income is reversed. Thereafter, interest income is accrued only if, and when, collections are anticipated sufficient to repay both principal and interest.

Allowance for Loan Losses

      The allowance for loan losses represents the group’s estimate of credit losses inherent in the loan portfolio as of the balance sheet date. Management’s periodic evaluation of the adequacy of the allowance is based on

FINANCIAL SERVICES

NOTES TO SUMMARIZED FINANCIAL STATEMENTS — (Continued)

the group’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may have affected the borrower’s ability to repay, estimated value of any underlying collateral, and current economic conditions.

      The allowance for loan losses includes specific allowances for impaired loans, general allowances for loans not considered individually impaired but with risk characteristics indicating probable potential losses and for homogeneous pools of loans, and an unallocated allowance based on analysis of other economic factors. Specific allowances on impaired loans are measured by comparing the carrying amount of the loan to the loan’s observable market price, estimated present value of total expected future cash flows discounted at the loan’s effective rate, or the fair value of the collateral if the loan is collateral dependent.

      General allowances for pools of loans with similar risks characteristics, such as product type, market, aging and collateral are based on historic trends in delinquencies, charge-offs and recoveries, and factors relevant to collateral values. Management believes adverse trends in these indicators support the need for allowances over historic charge-off levels.

      The unallocated allowance for loan losses is determined based on management’s assessment of general economic conditions as well as specific economic factors in individual markets. The evaluation of the appropriate level of unallocated allowance considers current risk factors that may not be reflected in the information used to determine the other allowances. These factors may include inherent delays in obtaining information regarding a borrower’s financial condition or changes in their unique business conditions; the subjective nature of individual loan evaluations, collateral assessments and the interpretation of economic trends, and the sensitivity of assumptions used to establish general allowances for homogeneous groups of loans. In addition, the unallocated allowance recognizes that ultimate knowledge of the loan portfolios may be incomplete.

      When available information confirms that specific loans or portions thereof are uncollectible, these amounts are charged off against the allowance for loan losses. The existence of some or all of the following criteria will generally confirm that a loss has been incurred: the loan is significantly delinquent and the borrower has not evidenced the ability or intent to bring the loan current; the group has no recourse to the borrower, or if it does, the borrower has insufficient assets to pay the debt; or the fair value of the loan collateral is significantly below the current loan balance and there is little or no near-term prospect for improvement.

Foreclosed Assets

      Foreclosed assets are recorded at the lower of the related loan balance or fair value of the foreclosed asset, less estimated selling costs, at the date of the foreclosure. If the fair value is less than the loan balance at the time of foreclosure, a charge-off is recorded. Subsequent to foreclosure, properties are evaluated for impairment and any declines in value are recorded by reducing the carrying amount through a charge to earnings. The amount the group ultimately recovers from foreclosed assets may differ from the net carrying value of these assets because of future market factors beyond the group’s control or because of changes in the group’s strategy for sale or development of the property. Foreclosed assets are included in real estate on the balance sheet.

Securities

      The group determines the appropriate classification of securities at the time of purchase and confirms the designation of these securities as of each balance sheet date. Securities are classified as held-to-maturity and stated at amortized cost when the group has both the intent and ability to hold the securities to maturity. Otherwise, securities are classified as available-for-sale and are stated at fair value with any unrealized gains and losses, net of tax, reported in accumulated other comprehensive income until realized. Any unrealized

FINANCIAL SERVICES

NOTES TO SUMMARIZED FINANCIAL STATEMENTS — (Continued)

losses considered other-than-temporary are recorded as a reduction to the cost basis of the security through a charge to earnings.

      Interest on securities is credited to income as earned. The cost of securities classified as held-to-maturity or available-for-sale is adjusted for amortization of premiums and accretion using the interest method over the estimated lives of the securities. Gains or losses on securities sold are recognized based on the specific-identification method.

Transfers and Servicing of Financial Assets

      The group sells loans to secondary markets by delivering whole loans to third parties or through the delivery into a pool of mortgage loans that are being securitized into a mortgage-backed security. Upon the sale of loans through either of these methods, the group removes the loan from the balance sheet and records a gain or loss on the sale of the loan. Sales proceeds of loans held for sale in the statement of cash flows include loans sold to third parties and loans delivered into mortgage-backed securities.

      The group may sell loans and related servicing rights or may retain the right to service the loans. If the servicing rights are retained, the group allocates a portion of the cost of the loan to the servicing rights based on the relative fair value of the loans and the servicing rights. The group does not retain any other interest in loans sold. The value of mortgage servicing rights retained upon sale of originated loans is based upon the current market value of servicing rights for other mortgage loans being traded in the market with the same or similar characteristics such as loan type, size, escrow and geographic location. Purchased mortgage servicing rights are recorded at cost. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing revenues.

      Periodically, the group reviews the mortgage servicing rights for impairment. The group stratifies its pools of mortgage servicing rights based on predominant risk characteristics such as loan type and interest rate. The group compares the fair value of the mortgage servicing rights of each stratum to amortized cost. If the fair value of a stratum is less than the amortized cost of the stratum, an impairment loss is recognized in earnings. Recoveries in fair value up to the amount of the amortized costs of the stratum are recognized by a credit to earnings. Fair values in excess of the amortized cost for a given stratum are not recognized. If evidence indicates market conditions are unlikely to improve sufficient to recover the carrying amount of mortgage servicing rights, a permanent impairment charge is recorded to reduce the carrying amount of the servicing rights.

      The fair value of mortgage servicing rights are calculated internally using discounted cash flow models and are supported by third party valuations and, if available, quoted market prices for comparable mortgage servicing rights. The most significant assumptions made in estimating the fair value of mortgage servicing rights are anticipated loan prepayments and discount rates. Anticipated loan prepayments are affected by changes in market mortgage interest rates. Other assumptions include the cost to service, foreclosure costs, ancillary income and collection float. Additionally, product-specific risk characteristics such as fixed or floating rate, credit quality and whether a loan is conventionally or government insured also affect the value

FINANCIAL SERVICES

NOTES TO SUMMARIZED FINANCIAL STATEMENTS — (Continued)

mortgage servicing rights. The following is a summary of the mortgage servicing right strata used by the group to assess impairment:

Loan Type	Rate Band

ARM	All loans
Fixed Rate	0.00% to 5.99%
Fixed Rate	6.00% to 6.99%
Fixed Rate	7.00% to 7.99%
Fixed Rate	8.00% to 8.99%
Fixed Rate	9.00% to 9.99%
Fixed Rate	10.00% and higher

Real Estate

      Real estate consists primarily of land and commercial properties held for development and sale and investments in real estate development partnerships. The group assesses real estate properties held for use, or for development and sale, for impairment when impairment indicators exist. If impairment indicators exist and the estimated future cash flows related to a property are not sufficient to recover the carrying amount, the group reduces the carrying amount to fair value through a charge to earnings. Properties held for sale are carried at the lower of cost or fair value. Interest on indebtedness and property taxes, as well as improvements and other development costs, are generally capitalized during the development period of properties held for development and sale. The cost of land sold is determined using the relative sales value method. Investments in real estate development partnerships in which the group has between a 20 percent and 50 percent interest are accounted for using the equity method.

Premises and Equipment

      Land is carried at cost. Premises, furniture and equipment and leasehold improvements are carried at cost, less accumulated depreciation and amortization computed principally by the straight-line method over the estimated useful life of the asset.

Goodwill and Other Intangible Assets

      Goodwill represents the excess of purchase price over the fair value of net assets acquired. In addition, the group has a trademark with a carrying value of $6 million that is considered an indefinite lived intangible asset. The group ceased amortization of goodwill and other indefinite lived intangible assets effective January 1, 2002, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Amortization of goodwill and other indefinite lived intangible assets was $8 million in 2001. Goodwill and other indefinite lived intangible assets are assessed for impairment as of the beginning of the fourth quarter of each year and more frequently if impairment indicators exist.

      In addition, the group has core deposit intangibles and other intangible assets with finite lives that are amortized using the straight-line method over their estimated useful lives of 5 to 10 years.

Securities Sold Under Repurchase Agreements

      The group enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities. Under these arrangements, the group transfers legal control over the assets but still retains effective control through an agreement that both entitles and obligates the group to repurchase the assets. As a result, securities sold under repurchase agreements are accounted for as financing arrangements.

FINANCIAL SERVICES

NOTES TO SUMMARIZED FINANCIAL STATEMENTS — (Continued)

The obligation to repurchase the securities is reflected as a liability in the balance sheet and the dollar amount of securities underlying the agreements remains in the respective asset classification.

Other Revenue Recognition

      Loan servicing fees represent compensation for loan administration activities performed on behalf of third party investors and are normally collected by retaining a contractual portion of the interest collected on loans serviced for those investors. Loan servicing fees are credited to income as monthly principal and interest payments are collected from mortgagors. Expenses of loan servicing are charged to income as incurred.

      Real estate operations revenue consists of income from commercial properties and gains on sales of real estate, primarily residential land developed for sale. Income from commercial properties is recognized in income as earned. Gains from sales of real estate are recognized in noninterest income when a sale is consummated, the buyer’s initial and continuing investments are adequate, any receivables are not subject to future subordination, and the usual risks and rewards of ownership have been transferred to the buyer. When it is determined that the earnings process is not complete, gains are deferred for recognition in future periods as earned.

      Insurance commissions and fees are recognized in income as earned.

Income Taxes

      The group is included in the consolidated income tax return filed by the parent company. The group records deferred income taxes.

      Effective 2003, the tax sharing agreement with the parent company was amended to allocate taxes to the group as if the group was filing a separate tax return. As a result, the group’s tax expense in 2003 approximates the statutory rate. Prior to 2003, the tax sharing agreement allocated taxes based on the consolidated taxable income of the parent company.

Derivative Instruments

      The group uses derivative instruments in the normal course of business to mitigate its exposure to interest rate fluctuations, primarily with respect to its mortgage banking loan origination activities. Derivative instruments are recorded on the balance sheet at fair value with changes in fair value reflected in net income or other comprehensive income, depending upon whether the derivative instrument is designated and effective as an accounting hedge. Hedge ineffectiveness is recorded in income.

Note B — Acquisitions

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

      During third quarter 2001, the group acquired mortgage loan production and processing offices for $63 million cash. The purchase price was allocated to the acquired assets and liabilities based on their estimated fair values with $8 million allocated to goodwill. On February 1, 2001, the group acquired certain assets (primarily asset-based loans) totaling $300 million for $301 million cash. The purchase price was allocated to the acquired assets and liabilities based on their estimated fair values with $1 million allocated to goodwill.

FINANCIAL SERVICES

NOTES TO SUMMARIZED FINANCIAL STATEMENTS — (Continued)

      These acquisitions were accounted for using the purchase method of accounting and, accordingly, the acquired assets and liabilities were adjusted to their estimated fair values at the date of the acquisitions. The operating results of the acquisitions are included in the accompanying financial statements from the acquisition dates. The unaudited pro forma results of operations, assuming the acquisitions had been effected as of the beginning of the applicable fiscal year, would not have been materially different from those reported.

Note C — Loans

      The outstanding principal balances of loans receivable consisted of the following:

	At Year-End

	2003	2002

	(In millions)
Single-family mortgage	$3,255	$2,470
Single-family mortgage warehouse	387	522
Single-family construction	889	1,004
Multifamily and senior housing	1,769	1,858

Total residential	6,300	5,854
Commercial real estate	1,015	1,891
Commercial and business	1,147	1,160
Asset-based lending and leasing	499	696
Consumer and other	176	199

Total loans	9,137	9,800
Less allowance for loan losses	(111)	(132)

Loans receivable, net	$9,026	$9,668

      Single-family mortgages are made to owners to finance the purchase of a house. Single-family mortgage warehouse provides funding to mortgage lenders to support the flow of loans from origination to sale. Single-family construction finances the development and construction of single-family homes, condominiums and town homes, including the acquisition and development of home lots. Multifamily and senior housing loans are for the development, construction and lease of apartment projects and housing for independent, assisted and memory-impaired residents.

      The commercial real estate portfolio provides funding for the development, construction and lease of primarily office, retail and industrial projects and is geographically diversified. The commercial and business portfolio finances middle-market business operations. Asset-based lending and leasing primarily includes inventory and receivable-based loans and direct financing leases on equipment. The consumer and other portfolio is primarily composed of loans secured by second liens on single-family homes.

      Direct finance leveraged leases with a net book value of $33 million related to two commercial aircraft were included in the asset-based leasing portfolio at year-end 2002. The group is the lessor of the aircraft, which have an estimated remaining economic life of 20 years and were initially leased for a term of seven years. The group provided 50 percent of the purchase price and a third party provided the remaining financing in the form of non-recourse long-term debt. In 2003, the leases were restructured and the leverage was removed. Due to a reduction in the lease payments, the leases were reclassified as operating leases and the aircraft were recorded in the balance sheet in other assets at estimated fair value of $42 million, with a charge to earnings of $10 million. The aircraft are being depreciated over their remaining expected useful lives.

FINANCIAL SERVICES

NOTES TO SUMMARIZED FINANCIAL STATEMENTS — (Continued)

      Accruing loans past due 90 days or more were $3 million and $7 million at year-end 2003 and 2002, respectively. The recorded investment in nonaccrual loans was $65 million and $126 million at year-end 2003 and 2002, respectively. Nonaccrual loans included $9 million of restructured loans. The recorded investment in impaired loans was $10 million at year-end 2003 and $14 million at year-end 2002, with a related allowance for loan losses of $2 million and $6 million, respectively, and the average recorded investment in impaired loans was $19 million and $33 million during the years ended 2003 and 2002, respectively. The related amount of interest income recognized on impaired loans for the years ended 2003, 2002, and 2001 was not significant.

      Activity in the allowance for loan losses was as follows:

	For the Year

	2003	2002	2001

	(In millions)
Balance, beginning of year	$132	$139	$118
Provision for loan losses	43	40	46
Acquisitions and purchases of loans	—	—	2
Charge-offs	(73)	(54)	(31)
Recoveries	9	7	4

Balance, end of year	$111	$132	$139

      At year-end 2003, the group had unfunded commitments on outstanding loans totaling approximately $4.4 billion and commitments to originate loans of $0.9 billion. To meet the needs of its customers, the group also issues standby and other letters of credit. The credit risk in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The group holds collateral to support letters of credit when deemed necessary. At year-end 2003, the group had issued letters of credit totaling $290 million. Of this amount, $287 million was standby letters of credit with a weighted average term of approximately three years that represent an obligation of the group to guarantee payment of a specified financial obligation or to make payments based on another entity’s failure to perform under an obligating agreement. The portion of these amounts to be ultimately funded is uncertain. The group records fees paid up-front associated with these letters of credit as a liability and amortizes the liability to income over the period of the agreement. Any up-front fees approximate the initial fair value of the agreement. At year-end 2003, deferred fees related to these agreements were not significant.

      During 2003, the group determined that certain single-family mortgage loans originated by the mortgage banking operations and sold to third party investors likely did not satisfy the group’s representations and warranties related to those loans. As a result, the group recorded a liability of $4 million to reflect its probable obligation to repurchase those loans and an offsetting receivable to reflect related anticipated recoveries under the group’s fidelity bond insurance coverage.

FINANCIAL SERVICES

NOTES TO SUMMARIZED FINANCIAL STATEMENTS — (Continued)

Note D — Securities

      Amortized cost and fair values of securities consisted of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value	Yield

	(Dollars in millions)
At year-end 2003
Available for sale
Mortgage-backed securities:
U.S. Government and agency	$1,098	$19	$(4)	$1,113
Private issuer pass-through securities	16	—	—	16

	1,114	19	(4)	1,129	3.98%
Debt securities:
Corporate securities	3	—	—	3	5.90%
Equity securities, primarily Federal Home Loan Bank stock	242	—	—	242	2.02%

	$1,359	$19	$(4)	$1,374

Held-to-maturity
Mortgage-backed securities:
U.S. Government and agency	$4,895	$46	$(8)	$4,933
Private issuer pass-through securities	372	1	(1)	372

	$5,267	$47	$(9)	$5,305	3.95%

At year-end 2002
Available for sale
Mortgage-backed securities:
U.S. Government and agency	$1,647	$30	$(6)	$1,671
Private issuer pass-through securities	48	—	—	48

	1,695	30	(6)	1,719	4.52%
Debt securities:
Corporate securities	2	—	—	2	6.48%
Equity securities, primarily Federal Home Loan Bank stock	205	—	—	205

	$1,902	$30	$(6)	$1,926	2.88%

Held-to-maturity
Mortgage-backed securities:
U.S. Government and agency	$3,881	$61	$—	$3,942
Private issuer pass-through securities	34	—	—	34

	$3,915	$61	$—	$3,976	4.43%

      The mortgage loans underlying mortgage-backed securities have adjustable interest rates and generally have contractual maturities ranging from 15 to 40 years with principal and interest installments due monthly. The actual maturities of mortgage-backed securities may differ from the contractual maturities of the

FINANCIAL SERVICES

NOTES TO SUMMARIZED FINANCIAL STATEMENTS — (Continued)

underlying loans because issuers or mortgagors may have the right to call or prepay their securities or loans. Mortgage-backed securities not guaranteed by the U.S. Government or its agencies are senior-tranche securities considered investment grade quality by third-party rating agencies. The collateral underlying these securities is primarily single-family residential properties. At year-end 2003, securities issued by U.S. Government agencies had a carrying value of $5.9 billion.

      At year-end 2003 and 2002, the group held $278 million and $443 million, respectively, of securities formed by pooling loans previously held by the group. Included in these amounts were $13 million and $57 million from mortgage loans that were securitized during 2003 and 2002, respectively. These securities were recorded at the carrying amount of the mortgage loans at the time of securitization.

      On January 1, 2001, as permitted upon the adoption of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the group reassessed the classification of its securities and transferred $864 million in securities previously classified as held-to-maturity to available-for-sale. This transfer resulted in a $16 million after-tax reduction in accumulated other comprehensive income.

      At year-end 2001, the carrying values of available-for-sale mortgage-backed securities, debt securities and equity securities were $2.4 billion, $3 million, and $206 million, respectively. The carrying value of held-to-maturity mortgage-backed securities at year-end 2001 was $775 million.

      The group’s investment securities with gross unrealized losses at year-end 2003 are summarized below, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months Or More

		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	(Losses)	Value	(Losses)

	(In millions)
Available for sale
Mortgage-backed securities:
U.S. Government and agency	$76	$(1)	$248	$(3)
Private issuer pass-through securities	—	—	6	—

	$76	$(1)	$254	$(3)

Held-to-maturity
Mortgage-backed securities:
U.S. Government and agency	$925	$(8)	$—	$—
Private issuer pass-through securities	171	(1)	—	—

	$1,096	$(9)	$—	$—

	$1,172	$(10)	$254	$(3)

      The unrealized losses are considered temporary and thus not charged to earnings because:

•	The unrealized losses are, in general, a result of changes in market interest rates. The securities are guaranteed directly or indirectly by the U.S. Government or its agencies, or are senior-tranche mortgage-backed securities considered investment grade quality by third-party rating agencies.

•	The mortgage-backed securities cannot be settled in such a way that the group would not recover substantially all of its recorded investment. The securities can, in general, be prepaid, but the group does not have significant purchase premiums on the securities and there are no specific plans to sell these mortgage-backed securities.

FINANCIAL SERVICES

NOTES TO SUMMARIZED FINANCIAL STATEMENTS — (Continued)

Note E — Real Estate

      Real estate is summarized as follows:

	At Year-End

	2003	2002

	(In millions)
Real estate held for development and sale	$233	$203
Income producing properties	60	64
Foreclosed real estate	24	6

	317	273
Accumulated depreciation	(23)	(20)
Valuation allowance	(4)	(4)

Real estate, net	$290	$249

      Real estate held for development and sale includes investments (ranging from 25 to 50 percent) in real estate partnerships that are accounted for on the equity method. The group’s equity in income (loss) of these partnerships is included in real estate operations non-interest income. The group provides development services for some of these partnerships. Fees recognized for these services were not significant. Combined summarized financial information for these partnerships follows:

	At Year-End

	2003	2002

	(In millions)
Real estate	$192	$174
Total assets	207	198
Debt	104	140
Total liabilities	109	148
Equity	98	50
Group’s investment in partnerships	52	29

	For the Year

	2003	2002	2001

	(In millions)
Revenues	$40	$69	$15
Net income (loss)	15	20	(2)
Group’s equity in income (loss)	8	7	—

      Included in the group’s investment in one of these partnerships is $2 million in the form of subordinated debt.

      During 2003, the group sold real estate with a carrying value of $15 million to a newly-formed partnership in exchange for $15 million cash and a 50 percent interest in the partnership. Because the group has continuing involvement with the real estate, the $15 million gain on the sale was deferred and will be recognized as the partnership sells the real estate to third parties.

FINANCIAL SERVICES

NOTES TO SUMMARIZED FINANCIAL STATEMENTS — (Continued)

Note F — Premises and Equipment

      Premises and equipment are summarized as follows:

		At Year-End
	Estimated
	Useful Lives	2003	2002

		(In millions)
Cost:
Land		$30	$24
Buildings	10 - 40 years	118	110
Leasehold improvements	5 - 20 years	24	23
Furniture, fixtures and equipment	3 - 10 years	139	125

		311	282
Less accumulated depreciation and amortization		(142)	(125)

		$169	$157

      The group leases equipment and facilities under operating lease agreements. Total rent expense under these lease agreements was $21 million, $21 million, and $19 million for 2003, 2002 and 2001, respectively. Future minimum rental payment, net of related sublease income under non-cancelable leases with a remaining term in excess of one year was (in millions): 2004  — $9; 2005 — $8; 2006 — $4; 2007 — $3; 2008 — $2; 2009 and thereafter — $5.

Note G — Deposits

      Deposits consisted of the following:

	At Year-End

	2003		2002

	Average		Average
	Stated		Stated
	Rate	Amount	Rate	Amount

	(Dollars in millions)
Noninterest-bearing demand	N/A	$443	N/A	$596
Interest-bearing demand	1.17%	4,424	1.39%	3,131
Savings deposits	0.68%	248	1.15%	218
Time deposits	2.25%	3,583	2.56%	5,258

		$8,698		$9,203

      Scheduled maturities of time deposits at year-end 2003 are as follows:

	$100,000 Or	Less Than
	More	$100,000	Total

	(In millions)
3 months or less	$216	$893	$1,109
Over 3 through 6 months	148	763	911
Over 6 through 12 months	113	442	555
Over 12 months	175	833	1,008

	$652	$2,931	$3,583

FINANCIAL SERVICES

NOTES TO SUMMARIZED FINANCIAL STATEMENTS — (Continued)

      At year-end 2003, maturities of time deposits were as follows (in millions): 2004 — $2,575; 2005 — $533; 2006 — $257; 2007 — $152; 2008  — $65; 2009 and thereafter — $1.

Note H — Borrowings

      Guaranty borrows under agreements with the Federal Home Loan Bank of Dallas (FHLB). Pursuant to collateral agreements with the FHLB, advances are secured by a blanket-floating lien on Guaranty’s assets and by securities on deposit at the FHLB.

      Information concerning short-term Federal Home Loan Bank Advances and repurchase agreements follows:

	2003	2002	2001

	(Dollars in millions)
Short-term FHLB Advances:
At year-end:
Balance	$1,823	$245	$2,657
Weighted average interest rate	1.0%	1.3%	2.0%
For the year:
Average daily balance	$858	$1,380	$3,301
Maximum month-end balance	$1,871	$2,405	$3,809
Weighted average interest rate	1.2%	1.8%	4.1%
Long-term FHLB Advances:
At year end:
Balance	3,169	3,141	778
Weighted average interest rate	3.6%	3.9%	4.3%
Repurchase Agreements:
At year end:
Balance	$1,327	$2,907	$1,107
Weighted average interest rate	1.1%	1.4%	1.9%
For the year:
Average daily balance	$2,415	$2,071	$594
Maximum month-end balance	$3,060	$2,907	$1,107
Weighted average interest rate	1.2%	1.8%	3.9%

      At year-end 2003, the carrying value of held-to-maturity and available-for-sale securities sold under repurchase agreements was $1.4 billion and $30 million, respectively. The market value of the held-to-maturity securities sold under repurchase agreements was $1.4 billion at year-end 2003.

FINANCIAL SERVICES

NOTES TO SUMMARIZED FINANCIAL STATEMENTS — (Continued)

      Other borrowings, which represent borrowings of the real estate and insurance operations, consisted of the following:

	At Year-End

	2003	2002

	(In millions)
Term loan — average rate of 4.00% in 2003 and 3.93% in 2002	$—	$108
Senior bank credit facility — average rate of 4.21% in 2003, payable in 2006	65	—
Subordinated debentures — average rate of 4.26% in 2003, payable in 2013 through 2014	100	—
Borrowings under bank credit facility — average rate of 2.38% in 2003 and 4.75% in 2002	—	30
Other indebtedness due through 2023 at interest rates from 5.00% to 10.00%, secured primarily by real estate	74	43

	$239	$181

      The parent company has guaranteed $20 million of the senior bank credit facility.

      Stated maturities of borrowings are as follows:

	Payment Due or Expiring by Year

	Total	2004	2005	2006	2007	2008	Thereafter

	(In millions)
FHLB advances	$4,992	$2,683	$636	$550	$903	$206	$14
Repurchase agreements	1,327	1,327	—	—	—	—	—
Other borrowings	239	33	8	68	2	19	109

Total	$6,558	$4,043	$644	$618	$905	$225	$123

Note I — Preferred Stock Issued by Subsidiaries

      Guaranty has two subsidiaries that qualify as real estate investment trusts, Guaranty Preferred Capital Corporation (GPCC) and Guaranty Preferred Capital Corporation II (GPCC II). Both are authorized to issue floating rate and fixed rate preferred stock. These preferred stocks have a liquidation preference of $1,000 per share, dividends that are non-cumulative and payable when declared, and are automatically exchanged into Guaranty preferred stock under similar terms and conditions if federal banking regulators determine that Guaranty is, or will become, undercapitalized in the near term or an administrative body takes an action that will prevent GPCC or GPCC II from paying full quarterly dividends or redeeming any preferred stock. If such an exchange occurs, the parent company must, for all affected GPCC preferred stockholders and may, at its option, for all affected GPCC II preferred stockholders, issue its senior notes in exchange for the Guaranty preferred stock in an amount equal to the liquidation preference, plus certain adjustments, of the preferred stock exchanged. If the parent company elects to not issue its senior notes to all affected GPCC II preferred stockholders, it must redeem all their exchanged Guaranty preferred stock for cash in an amount equal to the liquidation preference, plus certain adjustments. The terms and conditions of the senior notes are similar to those of the Guaranty preferred stock exchanged except that the rate on the senior notes received by the former GPCC preferred stockholders is fixed instead of floating. At year-end 2003, the liquidation preference of the outstanding preferred stock issued by the Guaranty subsidiaries totaled $305 million and is reported as “Preferred stock issued by subsidiaries” on the balance sheet. Dividends paid on this preferred stock were $11 million, $13 million and $19 million in 2003, 2002 and 2001, respectively, and are included in interest expense on borrowed funds.

FINANCIAL SERVICES

NOTES TO SUMMARIZED FINANCIAL STATEMENTS — (Continued)

      In 1997, GPCC issued an aggregate of 150,000 shares of floating rate preferred stock for an aggregate consideration of $150 million cash. GPCC issued an additional 75,000 shares in 1998 for an aggregate consideration of $75 million cash. The weighted average rate paid to preferred shareholders was 2.60 percent, 3.27 percent, and 5.82 percent during 2003, 2002, and 2001, respectively. Prior to May 2007, at the option of GPCC, these shares may be redeemed in whole or in part for $1,000 per share cash plus certain adjustments.

      In 2000, GPCC II issued 35,000 shares of floating rate preferred stock and 45,000 shares of 9.15 percent fixed rate preferred stock for an aggregate consideration of $80 million cash. The weighted average rate paid to floating rate-preferred shareholders was 3.58 percent, 4.25 percent, and 6.83 percent during 2003, 2002, and 2001 respectively. Prior to May 2007, at the option of GPCC II, these shares may be redeemed in whole or in part for $1,000 per share cash plus certain adjustments.

      Unless renegotiated, the terms of the preferred stock of both GPCC and GPCC II make it likely the group will redeem the preferred stock in 2007 at the liquidation preference amount.

Note J — Mortgage Loan Servicing

      The group services mortgage loans that are owned primarily by independent investors. The group serviced approximately $8.1 billion and $8.3 billion in mortgage loans for third parties as of year-end 2003 and 2002, respectively.

      The group is required to advance, from group funds, escrow and foreclosure costs and, in some cases, past due interest and principal on loans it services. Advances are recorded as other assets in the balance sheet. The majority of these advances are recoverable, except for certain amounts for loans serviced for GNMA. The group carries an allowance for estimated unrecoverable advances.

      Capitalized mortgage servicing rights, net of accumulated amortization, were as follows:

	For the Year

	2003	2002	2001

	(In millions)
Balance, beginning of year	$120	$162	$246
Additions	44	43	103
Amortization expense	(63)	(50)	(40)
Sales	(1)	(35)	(147)

	100	120	162
Valuation allowance	(11)	(15)	(6)

Balance, end of year	$89	$105	$156

FINANCIAL SERVICES

NOTES TO SUMMARIZED FINANCIAL STATEMENTS — (Continued)

      At year-end 2003, key economic assumptions and the sensitivity of the current fair value for all capitalized mortgage servicing rights to immediate changes in those assumptions were as follows:

Mortgage Servicing Rights

(Dollars in millions)
Fair value of capitalized mortgage servicing rights (aggregate)	$91
Weighted average life (in years)	6.3
Prepayment speed sensitivity:
Impact on fair value of 10% decrease	$4
Impact on fair value of 10% increase	$(4)
Impact on fair value of 25% increase	$(10)
Future cash flows discounted at	10.5%
Impact on fair value of a 50 bp decrease	$1
Impact on fair value of a 50 bp increase	$(1)
Impact on fair value of a 100 bp increase	$(2)

      These sensitivity illustrations are hypothetical. Changes in fair value based on a variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in the table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another, which may magnify or counteract the sensitivities.

      The mortgage banking operations were in compliance with the minimum net worth requirements of investors for whom it services loans at year-end 2003 and 2002. One of the investors, the Government National Mortgage Association (GNMA), also requires a minimum net worth for Guaranty. The minimum net worth requirements of the major secondary market investors and actual net worth amounts for the mortgage banking operations are presented below:

	At Year-End

	2003		2002

	Minimum	Actual-Adjusted	Minimum	Actual-Adjusted

	(In millions)
Investor:
Federal Home Loan Mortgage Corporation	$1	$83	$1	$80
Dept. of Housing and Urban Development	1	75	1	88
GNMA – Mortgage banking operations	3	75	4	80
GNMA – Guaranty	3	751	5	815
Federal National Mortgage Association	4	83	4	80

      If, at anytime, the mortgage banking operations fail to maintain the minimum net worth values stated above, it would be at risk of losing the right to sell loans to, and service loans for, these investors. This would have a significant impact on the carrying amount of mortgage servicing rights and results of operations of the mortgage banking operations.

Note K — Derivative Instruments

      The group is a party to an interest rate cap agreement with a notional amount of $29 million, under which it would receive payments if the FHLB Eleventh District Cost of Funds Index exceeded ten percent. This agreement matures in 2004. Guaranty did not receive or pay any amounts under this agreement in 2003, 2002

FINANCIAL SERVICES

NOTES TO SUMMARIZED FINANCIAL STATEMENTS — (Continued)

or 2001. The cap agreement has not been designated as a hedge and therefore changes in fair value are recorded in income. At year-end 2003, the fair value of the cap was immaterial.

      The mortgage banking operation enters into interest rate lock commitments with mortgage borrowers. Interest rate lock commitments are recorded as derivatives at fair value in the balance sheet, with changes in fair value recorded in earnings. The mortgage banking operation also enters into forward loan sales commitments to hedge the value of the rate-locks and the resultant loans held for sale. Upon origination of a mortgage loan, the forward sale commitment is typically designated as a fair-value hedge of the mortgage loan held for sale and changes in the fair value of both the forward sale commitment and the mortgage loan held for sale are recorded in earnings if the sale commitment is highly effective at offsetting changes in value of the mortgage loan. Hedge ineffectiveness was immaterial in 2003, 2002 and 2001. At year-end 2003, the mortgage banking operation had commitments to originate or purchase mortgage loans totaling approximately $0.5 billion and commitments to sell mortgage loans totaling approximately $0.7 billion. To the extent mortgage loans at the appropriate rates are not available to fulfill the sales commitments, the group is subject to market risk resulting from interest rate fluctuations.

      During December 2003, the Securities and Exchange Commission staff announced it would soon release a Staff Accounting Bulletin requiring interest rate lock commitments be accounted for as written options and reported only as liabilities until they are exercised or expire, regardless of subsequent interest rate movements. The staff announced that the proposed bulletin would apply to interest rate lock commitments issued after March 15, 2004. If the bulletin is released consistent with our current understanding, it would require the group to change its accounting for interest rate lock commitments. While the effect of this change would depend on the volume of interest rate lock commitments outstanding, it is likely that in periods of decreasing interest rates earnings would decrease until loans funded under the interest rate lock commitments are sold, at which time earnings would increase by a similar amount. This change would not significantly affect earnings in periods of increasing interest rates. At year-end 2003, the group had interest rate lock commitments recorded as assets in the amount of $0.4 million.

Note L — Other Noninterest Expense

      Other noninterest expense consisted of the following:

	For the Year

	2003	2002	2001

	(In millions)
Furniture, fixtures and equipment depreciation	$22	$16	$17
Leased equipment depreciation	8	10	10
Advertising and promotional	19	12	14
Travel and other employee	13	11	11
Professional services	14	10	15
Severance and asset write-offs	5	7	—
Other	49	43	46

Other noninterest expense	$130	$109	$113

Note M — Regulatory Capital Matters

      Guaranty, together with its consolidated mortgage banking and insurance subsidiaries, is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators

FINANCIAL SERVICES

NOTES TO SUMMARIZED FINANCIAL STATEMENTS — (Continued)

that, if undertaken, could have a direct material effect on the group’s financial statements. The payment of dividends from Guaranty is subject to proper regulatory notification or approval.

      Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Guaranty must meet specific capital guidelines that involve quantitative measures of Guaranty’s assets, liabilities and certain off-balance-sheet items such as unfunded loan commitments, as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. At year-end 2003, Guaranty met or exceeded all of its capital adequacy requirements.

      At year-end 2003, the most recent notification from regulators categorized Guaranty as “well capitalized.” The following table sets forth Guaranty’s actual capital amounts and ratios along with the minimum capital amounts and ratios Guaranty must maintain to meet capital adequacy requirements and to be categorized as “well capitalized.” No amounts were deducted from capital for interest-rate risk at year-end 2003 or 2002.

			For Capital Adequacy		For Categorization As
	Actual		Requirements		“Well Capitalized”

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in millions)
At year-end 2003:
Total Risk-Based Ratio (Risk-based capital/ Total risk-weighted assets)	$1,225	11.13%	≥$881	≥8.00%	≥$1,101	≥10.00%
Tier 1 (Core) Risk-Based Ratio (Core capital/ Total risk-weighted assets)	$1,078	9.80%	≥$440	≥4.00%	≥$660	≥6.00%
Tier 1(Core)Leverage Ratio (Core capital/ Adjusted tangible assets)	$1,078	6.31%	≥$683	≥4.00%	≥$854	≥5.00%
Tangible Ratio (Tangible equity/ Tangible assets)	$1,078	6.31%	≥$342	≥2.00%	N/A	N/A
At year-end 2002:
Total Risk-Based Ratio (Risk-based capital/ Total risk-weighted assets)	$1,293	10.68%	≥$969	≥8.00%	≥$1,212	≥10.00%
Tier 1 (Core) Risk-Based Ratio (Core capital/ Total risk-weighted assets)	$1,143	9.43%	≥$485	≥4.00%	≥$727	≥6.00%
Tier 1(Core)Leverage Ratio (Core capital/ Adjusted tangible assets)	$1,143	6.54%	≥$699	≥4.00%	≥$874	≥5.00%
Tangible Ratio (Tangible equity/ Tangible assets)	$1,143	6.54%	≥$350	≥2.00%	N/A	N/A

TEMPLE-INLAND INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Year

	2003	2002	2001

	(In millions)
REVENUES
Manufacturing	$3,501	$3,374	$2,808
Financial Services	1,152	1,144	1,297

	4,653	4,518	4,105

COSTS AND EXPENSES
Manufacturing	3,636	3,287	2,717
Financial Services	971	980	1,113

	4,607	4,267	3,830

OPERATING INCOME	46	251	275
Parent company interest	(135)	(133)	(98)
Other expense	(8)	(11)	—

INCOME FROM CONTINUING OPERATIONS BEFORE TAXES	(97)	107	177
Income tax (expense) benefit	194	(42)	(66)

INCOME FROM CONTINUING OPERATIONS	97	65	111
Discontinued operations	—	(1)	—

INCOME BEFORE ACCOUNTING CHANGE	97	64	111
Effect of accounting change	(1)	(11)	(2)

NET INCOME	$96	$53	$109

EARNINGS PER SHARE
Basic:
Income from continuing operations	$1.78	$1.25	$2.26
Discontinued operations	—	(0.02)	—
Effect of accounting change	(0.01)	(0.21)	(0.04)

Net income	$1.77	$1.02	$2.22

Diluted:
Income from continuing operations	$1.78	$1.25	$2.26
Discontinued operations	—	(0.02)	—
Effect of accounting change	(0.01)	(0.21)	(0.04)

Net income	$1.77	$1.02	$2.22

See the notes to the consolidated financial statements.

TEMPLE-INLAND INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year

	2003	2002	2001

	(In millions)
CASH PROVIDED BY (USED FOR) OPERATIONS
Net income	$96	$53	$109
Adjustments:
Depreciation and amortization	270	260	228
Amortization and accretion of financial instruments	82	60	46
Provision for loan losses	43	40	46
Deferred taxes (benefit)	(155)	33	30
Other non-cash charges and credits, net	71	17	(1)
Net assets of discontinued operations	(16)	15	—
Cumulative effect of accounting change	1	11	2
Other	58	19	(76)

	450	508	384
Other changes:
Receivables	(8)	41	24
Inventories	12	(2)	33
Accounts payable and accrued expenses	30	(41)	35
Loans held for sale, originations	(12,955)	(10,799)	(7,707)
Loans held for sale, sales	13,447	10,626	6,932
Collections on loans serviced for others, net	(77)	(70)	104

	899	263	(195)

CASH PROVIDED BY (USED FOR) INVESTING
Capital expenditures	(159)	(128)	(210)
Sale of non-strategic assets and operations	69	39	102
Securities available-for-sale, net	545	739	817
Securities held-to-maturity, net	(1,164)	(2,781)	(775)
Loans originated or acquired, net of principal collected	453	67	262
Proceeds from sale of loans and mortgage servicing rights	67	54	589
Branch acquisitions	—	364	—
Acquisitions, net of cash acquired, and joint ventures	(10)	(631)	(524)
Other	35	10	(11)

	(164)	(2,267)	250

CASH PROVIDED BY (USED FOR) FINANCING
Deposits, net	(500)	(277)	(766)
Additions to debt	978	2,948	1,075
Payments of debt	(1,201)	(975)	(327)
Repurchase agreements and short-term borrowings, net	(2)	(612)	316
Cash dividends paid to shareholders	(73)	(67)	(63)
Bridge financing facility	—	880	—
Payment of bridge financing facility	—	(880)	—
Payment of Gaylord assumed debt	—	(285)	—
Sale of common stock, Upper DECSSM, Senior Notes, and exercise of stock options	13	1,056	—
Purchase of deposits	—	104	—
Other	(6)	(23)	(22)

	(791)	1,869	213

Net increase (decrease) in cash and cash equivalents	(56)	(135)	268
Cash and cash equivalents at beginning of year	455	590	322

Cash and cash equivalents at end of year	$399	$455	$590

See the notes to the consolidated financial statements.

TEMPLE-INLAND INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEETS

	At Year-End 2003

	Parent	Financial
	Company	Services	Consolidated

	(In millions)
ASSETS

Cash and cash equivalents	$20	$379	$399
Loans held for sale	—	551	551
Loans and leases receivable	—	9,026	9,026
Securities available-for-sale	—	1,374	1,374
Securities held-to-maturity	—	5,267	5,267
Trade receivables	359	—	359
Inventories	330	—	330
Timber and timberlands	497	—	497
Property and equipment	1,843	169	2,012
Goodwill	237	147	384
Other assets	229	748	944
Investment in Financial Services	1,123	—	—

TOTAL ASSETS	$4,638	$17,661	$21,143

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$—	$8,698	$8,698
Federal Home Loan Bank advances	—	4,992	4,992
Securities sold under repurchase agreements	—	1,327	1,327
Obligations to settle trade date securities	—	567	567
Other liabilities	638	410	1,033
Long-term debt	1,611	239	1,850
Deferred income taxes	25	—	7
Postretirement benefits	146	—	146
Pension liability	250	—	250
Preferred stock issued by subsidiaries	—	305	305

TOTAL LIABILITIES	2,670	16,538	19,175

SHAREHOLDERS’ EQUITY
Preferred stock — par value $1 per share:
authorized 25,000,000 shares; none issued			—
Common stock — par value $1 per share: authorized 200,000,000 shares; issued 61,389,552 shares, including shares held in the treasury			61
Additional paid-in capital			377
Accumulated other comprehensive loss			(185)
Retained earnings			2,023

			2,276
Cost of shares held in the treasury: 6,792,410 shares			(308)

TOTAL SHAREHOLDERS’ EQUITY			1,968

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY			$21,143

See the notes to the consolidated financial statements

TEMPLE-INLAND INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEETS

	At Year-End 2002

	Parent	Financial
	Company	Services	Consolidated

	(In millions)
ASSETS
Cash and cash equivalents	$17	$438	$455
Loans held for sale	—	1,088	1,088
Loans and leases receivable	—	9,668	9,668
Securities available-for-sale	—	1,926	1,926
Securities held-to-maturity	—	3,915	3,915
Trade receivables	352	—	352
Inventories	338	—	338
Timber and timberlands	508	—	508
Property and equipment	2,041	157	2,198
Goodwill	249	148	397
Other assets	288	676	929
Investment in Financial Services	1,178	—	—

TOTAL ASSETS	$4,971	$18,016	$21,774

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$—	$9,203	$9,203
Federal Home Loan Bank advances	—	3,386	3,386
Securities sold under repurchase agreements	—	2,907	2,907
Obligations to settle trade date securities	—	369	369
Other liabilities	637	487	1,098
Long-term debt	1,883	181	2,064
Deferred income taxes	213	—	204
Postretirement benefits	147	—	147
Pension liability	142	—	142
Preferred stock issued by subsidiaries	—	305	305

TOTAL LIABILITIES	3,022	16,838	19,825

SHAREHOLDERS’ EQUITY
Preferred stock — par value $1 per share:
authorized 25,000,000 shares; none issued			—
Common stock — par value $1 per share: authorized 200,000,000 shares; issued 61,389,552 shares, including shares held in the treasury			61
Additional paid-in capital			368
Accumulated other comprehensive loss			(136)
Retained earnings			2,000

			2,293
Cost of shares held in the treasury: 7,583,293 shares			(344)

TOTAL SHAREHOLDERS’ EQUITY			1,949

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY			$21,774

See the notes to the consolidated financial statements.

TEMPLE-INLAND INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Accumulated
			Other
			Comprehensive
	Common	Paid-In	Income	Retained	Treasury
	Stock	Capital	(Loss)	Earnings	Stock	Total

	(In millions)
Balance at year-end 2000	$61	$365	$(8)	$1,968	$(553)	$1,833

Comprehensive income, net of tax:
Net income	—	—	—	109	—	109
Unrealized gains on securities	—	—	7	—	—	7
Minimum pension liability	—	—	(1)	—	—	(1)
Foreign currency translation adjustment	—	—	1	—	—	1

Comprehensive income for the year 2001						116

Dividends paid on common stock — $1.28 per share	—	—	—	(63)	—	(63)
Stock-based compensation—59,819 shares	—	—	—	—	3	3
Exercise of stock options—125,278 shares	—	2	—	—	5	7

Balance at year-end 2001	$61	$367	$(1)	$2,014	$(545)	$1,896

Comprehensive income, net of tax:
Net income	—	—	—	53	—	53
Unrealized gains on securities	—	—	(1)	—	—	(1)
Minimum pension liability	—	—	(123)	—	—	(123)
Foreign currency translation adjustment	—	—	(8)	—	—	(8)
Derivative financial instruments	—	—	(3)	—	—	(3)

Comprehensive loss for the year 2002						(82)

Dividends paid on common stock — $1.28 per share	—	—	—	(67)	—	(67)
Stock issued for cash, 4,140,000 shares	—	27	—	—	188	215
Fees related to sale of Upper DECSSM and stock	—	(20)	—	—	—	(20)
Present value of equity purchase contract adjustment payments	—	(10)	—	—	—	(10)
Stock-based compensation—238,958 shares	—	3	—	—	10	13
Exercise of stock options—68,151 shares	—	1	—	—	3	4

Balance at year-end 2002	$61	$368	$(136)	$2,000	$(344)	$1,949

Comprehensive income, net of tax:
Net income	—	—	—	96	—	96
Unrealized gains on securities on securities	—	—	(5)	—	—	(5)
Minimum pension liability	—	—	(38)	—	—	(38)
Foreign currency translation adjustment	—	—	(6)	—	—	(6)

Comprehensive income for the year 2003						47

Dividends paid on common stock — $1.36 per share	—	—	—	(73)	—	(73)
Stock-based compensation—526,511 shares	—	6	—	—	24	30
Exercise of stock options—264,372 shares	—	1	—	—	12	13
Reclassification of deferred compensation	—	2	—	—	—	2

Balance at year-end 2003	$61	$377	$(185)	$2,023	$(308)	$1,968

See the notes to the consolidated financial statements.

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies

Basis of Presentation

      The consolidated financial statements include the accounts of Temple-Inland Inc. and its manufacturing and financial services subsidiaries (the company).

      Investments in other entities in which the company has between a 20 percent and 50 percent equity ownership are accounted for using the equity method. All material intercompany amounts and transactions have been eliminated.

      The consolidated net assets invested in financial services activities are subject, in varying degrees, to regulatory rules and restrictions including restrictions on the payment of dividends to the parent company. Accordingly, included as an integral part of the consolidated financial statements are separate summarized financial statements and notes for the company’s manufacturing and financial services segments, as well as the significant accounting policies unique to each segment.

      The preparation of the consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the amounts reported in the financial statements and accompanying notes, including disclosures related to contingencies. Actual results can and probably will differ from those currently estimated.

      The company’s fiscal year ends on the Saturday closest to December 31, which from time to time means that a fiscal year will include 53 weeks instead of 52 weeks. Fiscal year 2003, which ended on January 3, 2004, had 53 weeks. Fiscal years 2002 and 2001, which ended on December 28 and December 29, respectively, each had 52 weeks. The additional week in 2003 did not have a material effect on earnings or financial position. The company’s financial services segment fiscal year ends on December 31.

      Balance sheets of the company’s international operations where the functional currency is other than the U.S. dollar are translated into U.S. dollars at year-end exchange rates. Adjustments resulting from financial statement translation are reported as a component of shareholders’ equity. For other international operations where the functional currency is the U.S. dollar, inventories, property, plant and equipment values are translated at the historical rate of exchange, while other assets and liabilities are translated at year-end exchange rates. Translation adjustments for these operations are included in earnings and are not material. Income and expense items are translated into U.S. dollars at average rates of exchange prevailing during the year. Gains and losses resulting from foreign currency transactions are included in earnings and are not material.

      Certain amounts have been reclassified to conform to current year’s classifications.

Cash and Cash Equivalents

      Cash and cash equivalents include cash on hand and other short-term liquid instruments with original maturities of three months or less. At year-end 2003, $1 million of cash was subject to withdrawal restrictions.

Capitalized Software

      The company capitalizes purchased software costs as well as the direct costs, both internal and external, associated with software developed for internal use. These capitalized costs are amortized using the straight-line method over estimated useful lives ranging from three to seven years. Carrying values of capitalized software at year-end 2003 and 2002 were $60 million and $72 million, respectively. Amortization of these capitalized costs was $25 million in 2003, $22 million in 2002, and $15 million in 2001.

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivatives

      The company uses, to a limited degree, derivative instruments to mitigate its exposure to risk, including those associated with changes in product pricing, manufacturing costs and interest rates related to borrowings and investments in securities, as well as mortgage production activities. The company does not use derivatives for trading purposes. Changes in the fair value of derivative instruments designated as cash flow hedges are deferred and recorded in other comprehensive income. These deferred gains or losses are recognized in income when the transactions being hedged are completed. The ineffective portion of these hedges, which is not material, is recognized in income. Changes in the fair value of derivative instruments designated as fair value hedges are recognized in income, as are changes in the fair value of the hedged item. Changes in the fair value of derivative instruments that are not designated as hedges for accounting purposes are recognized in income.

      Beginning January 2001, the company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The cumulative effect of adopting this statement was to reduce 2001 net income by $2 million, or $0.04 per diluted share, and other comprehensive income, a component of shareholders’ equity, by $4 million. As permitted by this statement, the company also changed the designation of its January 2001 portfolio of held-to-maturity securities, which were carried at unamortized costs, to available-for-sale, which are carried at fair value. As a result, the $864 million carrying value of these securities was adjusted to their fair value with a corresponding after-tax reduction of $16 million in other comprehensive income.

Fair Value of Financial Instruments

      In the absence of quoted market prices, the fair value of financial instruments is estimated. These estimated fair value amounts are affected by the assumptions used, including the discount rate and estimates of future cash flow. Where these estimates approximate carrying value, no separate disclosure of fair value is shown.

Goodwill

      Beginning January 2002, the company adopted SFAS No. 142, Goodwill and Other Intangible Assets. Under this statement, amortization of goodwill and other indefinitely lived intangible assets is precluded; however, at least annually these assets are measured for impairment based on estimated fair values. The company performs the annual impairment measurement as of the beginning of the fourth quarter of each year. Intangible assets with finite useful lives are amortized over their estimated lives. The cumulative effect of adopting this statement was to reduce 2002 income by $11 million, or $0.22 per diluted share, for an $18 million goodwill impairment associated with the corrugated packaging pre-2001 acquisitions.

      The effect of not amortizing goodwill and trademarks in periods prior to the adoption of this statement follows:

	For the Year

	2003	2002	2001

	(In millions, except per
	share)
Income from continuing operations, as reported	$97	$65	$111
Goodwill and trademark amortization, net of tax	—	—	9

As adjusted	$97	$65	$120

Per diluted share, as reported	$1.78	$1.25	$2.26
Goodwill and trademark amortization, net of tax	—	—	0.18

As adjusted	$1.78	$1.25	$2.44

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impairment of Long-Lived Assets

      Beginning January 2002, the company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The effect on earnings or financial position of adopting this statement was not material.

      Long-lived assets held for use are reviewed for impairment when events or circumstances indicate that their carrying value may not be recoverable. Impairment exists if the carrying amount of the long-lived asset is not recoverable from the undiscounted cash flows expected from its use and eventual disposition. The amount of the impairment loss is determined by comparing the carrying value of the long-lived asset to its fair value. Assets held for disposal are recorded at the lower of carrying value or estimated fair value less costs to sell. In the absence of quoted market prices, fair value is generally based on the present value of future cash flows expected from the use and eventual disposition of the long-lived asset.

Income Taxes

      Deferred income taxes are provided for temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes computed using current tax rates.

Stock-Based Compensation

      Beginning January 2003, the company voluntarily adopted the prospective transition method of accounting for stock-based compensation contained in SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123. The principal effect of adopting the prospective transition method is that the fair value of stock options granted in 2003 and thereafter is charged to expense over the option-vesting period. As a result of the adoption of this prospective transition method, year 2003 net income was decreased by $1 million or $0.03 per share.

      Prior to 2003, the company used the intrinsic value method in accounting for its stock-based compensation. As a result, no stock-based compensation expense related to stock options is reflected in prior years’ net income, as all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Therefore, the cost related to stock-based compensation recognized in net income for 2003, 2002 and 2001 is less than would have been recognized if the fair value method had been applied to all stock options granted since 1995. The following table illustrates the effect on net income and earnings per share as if the fair value method had been applied to all stock options granted since 1995.

	For the Year

	2003	2002	2001

	(In millions)
Net income, as reported	$96	$53	$109
Add: Stock-based compensation expense, net of related tax effects, included in the determination of reported net income	21	8	2
Deduct: Total stock-based compensation expense, net of related tax effects, determined under the fair value based method for all awards	(31)	(16)	(8)

Pro forma net income	$86	$45	$103

Earnings per share:
Basic, as reported	$1.77	$1.02	$2.22
Basic, pro forma	$1.59	$0.86	$2.09
Diluted, as reported	$1.77	$1.02	$2.22
Diluted, pro forma	$1.59	$0.86	$2.09

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The fair value of the options granted in 2003, 2002, and 2001 was estimated on the date of grant using the Black-Scholes option-pricing model and the following assumptions:

	For the Year

	2003	2002	2001

Expected dividend yield	2.5%	2.5%	2.4%
Expected stock price volatility	29.3%	29.3%	29.3%
Risk-free interest rate	3.9%	3.8%	5.1%
Expected life of options	8.0 years	8.0 years	8.0 years

      The weighted average fair value of options granted during 2003, 2002, and 2001 was $12.39, $16.31, and $16.05, respectively.

Other New Accounting Pronouncements

Asset Retirement Obligations

      Beginning January 2003, the company was required to adopt SFAS No. 143, Accounting for Asset Retirement Obligations. The effect of adopting this statement was to increase property, plant and equipment by $3 million, recognize an asset retirement obligation liability of $4 million, and to increase first quarter 2003 net loss by $1 million or $0.01 per share for the cumulative effect of adoption.

Guarantees

      Beginning January 2003, the company was required to adopt FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34. This interpretation established standards for the recognition of a liability for the fair value of guarantor’s obligations and the disclosure of additional information about guarantees. The effect on earnings and financial position of adopting this interpretation was not material.

Liabilities and Equity Instruments

      During third quarter 2003, the company was required to adopt SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. The effect on earnings and financial position of adopting this statement was not material. Provisions of this statement addressing the accounting for certain mandatorily redeemable noncontrolling interests have been deferred indefinitely pending further FASB action. This primarily affects the classification of minority interests in partnerships the company controls and the accounting for changes in the fair value of the minority interests. While the effect of this change would be dependent on the changes in the fair value of the partnership net assets, it is possible that the future effects could be significant. At year-end 2003, the difference between the carrying value of the minority interests and their estimated fair values was not significant.

Pensions and Other Postretirement Benefits

      During fourth quarter 2003, the company was required to adopt SFAS No. 132 (revised 2003), Employers’ Disclosure about Pensions and Other Postretirement Benefits an amendment of FASB Statements No. 87, 88 and 106. This statement revises disclosures about pension and postretirement benefit plans. It does not change the accounting for these plans. There was no effect on earnings and financial position of adopting this revised statement.

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Variable Interest Entities

      During fourth quarter 2003, FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities an interpretation of ARB No. 51 was issued. This interpretation provides guidance for determining whether an entity is a variable interest entity and which beneficiary of the variable interest entity, if any, should consolidate the variable interest entity. This interpretation is required to be applied to all entities no later than the first period ending after March 15, 2004, except for special-purpose entities to which it is required to be applied for the first period that ends after December 15, 2003. The company has not yet completed the analysis to determine the effects on earnings or financial positions of applying this interpretation but based on the company’s current understanding, the company does not expect the effects of adoption to be material. The company’s subsidiary formed to conduct its accounts receivable securitization program is considered a special-purpose entity and has been consolidated since its inception in 2001.

Pending Accounting Pronouncements

      See Note K of financial services for information regarding pending accounting pronouncements related to accounting for interest rate lock commitments.

Note 2 — Capital Stock

      Pursuant to the Shareholder Rights Plan, each share of common stock outstanding is coupled with one-half of a preferred stock purchase right (Right). Each Right entitles shareholders to purchase, under certain conditions, one one-hundredth of a share of newly issued Series A Junior Participating Preferred Stock at an exercise price of $200. Rights will be exercisable only if a person or group acquires beneficial ownership of 20 percent or more of the company’s common shares or commences a tender or exchange offer, upon consummation of which such person or group would beneficially own 25 percent or more of the company’s common shares. The company will generally be entitled to redeem the Rights at $0.01 per Right at any time until the 10th business day following public announcement that a 20 percent position has been acquired. The Rights will expire on February 20, 2009.

      In connection with the issuance of the Upper DECSSM units the company issued contracts to purchase common stock. The purchase contracts represent an obligation to purchase by May 2005 shares of common stock based on an aggregate purchase price of $345 million. The actual number of shares that will be issued on the stock purchase date will be determined by a settlement rate that is based on the average market price of the company’s common stock for 20 days preceding the stock purchase date. The average price per share will not be less than $52, in which case 6.635 million shares would be issued, and will not be higher than $63.44, in which case 5.438 million shares would be issued. If a holder elects to purchase shares prior to May 2005, the number of shares that would be issued will be based on a fixed price of $63.44 per share (the settlement rate resulting in the fewest number of shares issued to the holder) regardless of the actual market price of the shares at that time. Accordingly, if the purchase contracts had been settled at year-end 2003, the settlement rate would have resulted in the issuance of 5.438 million shares of common stock and the receipt of $345 million cash. The purchase contracts are considered to be equity instruments as they can only be settled with shares of common stock and therefore were included as a component of shareholders’ equity based on their fair value. Subsequent changes in fair value are not recognized. At the date of issuance the purchase contracts had no value. The purchase contracts also provide for contract adjustment payments at an annual rate of 1.08 percent. The $10 million present value of the contract adjustment payments was recorded as a liability with a corresponding offset to shareholders’ equity at the time the Upper DECSSM were issued. The accretion of this contract adjustment liability is recorded as a component of interest expense. Accretion charged to interest expense was $1 million during 2003 and less than $1 million in 2002.

      See Note 6 for information about additional shares of common stock that have been or could be issued under terms of the company’s stock-based compensation programs.

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 — Fair Value of Financial Instruments

      The carrying amounts and the estimated fair values of financial instruments were as follows:

	At Year-End

	2003		2002

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(In millions)
Financial assets
Loans receivable	$9,026	$9,067	$9,668	$9,732
Securities held-to-maturity	5,267	5,305	3,915	3,976
Financial liabilities
Deposits	$8,698	$8,734	$9,203	$9,290
FHLB advances	4,992	5,072	3,386	3,486
Fixed-rate long-term debt	1,584	1,734	1,625	1,712
Other off-balance sheet instruments
Commitments to extend credit	$—	$2	$—	$4

      Differences between fair value and carrying amounts are primarily due to instruments that provide fixed interest rates or contain fixed interest rate elements. Inherently, such instruments are subject to fluctuations in fair value due to subsequent movements in interest rates. All other financial instruments are excluded from the above table because they are either carried at fair value or have fair values that approximate their carrying amount due to their short-term nature. The fair value of securities held-to-maturity and off-balance-sheet instruments are based on quoted market prices. Other financial instruments are valued using discounted cash flows. The discount rates used represent current rates for similar instruments.

      At year-end 2003, the company has guaranteed certain joint venture obligations principally related to fixed-rate debt instruments totaling $116 million. The estimated fair value of these guarantees is not significant.

Note 4 — Taxes on Income

      Taxes on income from continuing operations consisted of the following:

	For the Year

	2003	2002	2001

	(In millions)
Current tax provision:
U.S. Federal	$(46)	$1	$27
State and other	7	8	9

	(39)	9	36

Deferred tax provision:
U.S. Federal	(152)	32	28
State and other	(3)	1	2

	(155)	33	30

(Benefit) provision for income taxes	$(194)	$42	$66

Income taxes paid (refunded), net	$(39)	$19	$29

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During 2003, the Internal Revenue Service concluded its examination of the company’s tax returns through 1996, including matters related to net operating losses and minimum tax credit carryforwards, which resulted from certain deductions following the 1988 acquisition of Guaranty and for which no financial accounting benefit had been recognized. Also, the company resolved certain state tax refund claims for the years 1991 through 1994. As a result, valuation allowances and tax accruals previously provided for these matters were no longer required. Accordingly, during second quarter 2003, the company recorded a one-time benefit of $165 million, or $3.04 per diluted share. Of this one-time benefit, $26 million represents cash refunds of previously paid taxes plus related interest. The remainder is a non-cash benefit.

      Earnings from operations consisted of the following:

	For the Year

	2003	2002	2001

	(In millions)
Earnings (losses):
U.S.	$(95)	$101	$173
Non-U.S.	(2)	6	4

Total	$(97)	$107	$177

      The difference between the consolidated effective income tax rate and the federal statutory income tax rate includes the following:

	For the Year

	2003	2002	2001

Taxes (benefit) on income at statutory rate	(35%)	35%	35%
State, net of federal benefit	—	5	3
Foreign operations	3	(2)	—
Other	2	1	1

	(30%)	39%	39%
Resolution and settlement of prior year tax examinations	(170)	—	—
Sale of foreign subsidiary	—	—	(3)
Goodwill	—	—	1

Effective tax rate (benefit) expense	(200%)	39%	37%

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Significant components of the company’s consolidated deferred tax assets and liabilities are as follows:

	At Year-End

	2003	2002

	(In millions)
Deferred Tax Liabilities:
Property, equipment and intangible assets	$293	$289
Timber and timberlands	36	36
Mortgage servicing rights	11	11
Asset leasing	23	36
Other	34	21

Total deferred tax liabilities	397	393

Deferred Tax Assets:
Alternative minimum tax credits	92	105
Foreign net operating loss carryforwards	18	16
Pension and employee benefits	110	61
Postretirement benefits	57	56
Allowance for loan losses and bad debts	43	52
Accruals not deductible until paid	51	46
Other	39	10

Gross deferred tax assets	410	346
Less valuation allowance	(20)	(157)

Total deferred tax assets	390	189

Net Deferred Tax Liability	$7	$204

      The principal reasons for the decrease in the net deferred tax liability were due to the reduction of the valuation allowance resulting from the resolution of prior year tax examinations and to the increase in the minimum pension liability charged to other comprehensive income.

      The company has foreign net operating loss carryforwards of $50 million that will expire from 2005 through 2012. Alternative minimum tax credits may be carried forward indefinitely. The company has not provided a deferred tax liability on approximately $31 million of pre-1988 tax bad debt reserves.

      The exercise of employee stock options generated a tax benefit of less than $1 million in each of the years 2003, 2002 and 2001. This tax benefit was credited to additional paid-in capital and reduced current taxes payable.

      The Internal Revenue Service is currently examining the company’s consolidated tax returns for the years 1997-2000. The resolution of these examinations is not expected to have a material impact on the company’s financial condition or results of operations.

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 — Employee Benefit Plans

      The net periodic cost of the company’s employee benefit plans follow:

	For the Year

	2003	2002	2001

	(In millions)
Defined contribution	$21	$19	$22
Defined benefit	43	9	(18)
Postretirement	12	15	13

Total	$76	$43	$17

      Defined contribution plans cover substantially all employees and are fully funded. The company also provides a supplemental defined contribution plan for key employees, which is unfunded.

      Defined benefit plans cover salaried and hourly employees within the parent company. Salaried and nonunion hourly employee benefits are based on compensation and years of service, while union hourly plans are based on negotiated benefits and years of service. The company’s policy is to fund amounts on an actuarial basis in order to accumulate assets sufficient to meet the benefits to be paid in accordance with the requirements of ERISA. The company also provides a supplemental defined benefit plan for key employees that provides benefits based on compensation and years of service. The supplemental defined benefit plan is unfunded.

      The postretirement plan provides medical benefits to eligible salaried and hourly employees who begin drawing retirement benefits immediately after termination of employment. The postretirement medical plan is unfunded. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 was enacted in December 2003 and includes provisions, which for the first time, expands Medicare to include coverage for prescription drugs. The company has not yet completed the analysis to determine the effect of this act on the periodic cost or obligation of the postretirement medical plans.

      Additional information regarding the defined benefit and postretirement plans follows.

      The annual measurement date of the benefit obligations, value of plan assets, funded status, and net periodic benefit cost is September 30. Since the Medicare Prescription Drug, Improvement and Modernization Act of 2003 was enacted after the September 30, 2003 annual measurement date, its effects on the postretirement plans will be accounted for in the September 30, 2004 annual measurement.

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Obligations and Funded Status

	For the Year

	Pension		Postretirement
	Benefits		Benefits

	2003	2002	2003	2002

	(In millions)
Projected benefit obligation at beginning of year	$999	$644	$154	$155
Changes due to acquisition	—	205	—	4
Service cost	23	21	3	4
Interest cost	66	59	10	11
Plan amendments	—	12	—	(22)
Actuarial (gain) loss	107	107	(3)	16
Benefits paid by the plan	(55)	(49)	(16)	(16)
Retiree contributions	—	—	3	2
Special termination benefits	3	—	1	—

Projected benefit obligation at end of year	1,143	999	152	154

Fair value of plan assets at beginning of year	771	682	—	—
Fair value of acquired plan assets	—	203	—	—
Actual return	129	(68)	—	—
Benefits paid by the plan	(55)	(49)	(16)	(16)
Contributions by the company	2	3	16	16

Fair value of plan assets at end of year	847	771	—	—

Funded status	(296)	(228)	(152)	(154)
Employer contributions after measurement date	—	—	4	—
Unrecognized net actuarial loss	318	292	27	13
Unrecognized prior service costs	21	24	(25)	(6)

Net amount recognized	$43	$88	$(146)	$(147)

      Amounts recognized in the balance sheet consist of:

	At Year-End

			Postretirement
	Pension Benefits		Benefits

	2003	2002	2003	2002

	(In millions)
Accrued liability	$(250)	$(142)	$(146)	$(147)
Intangible asset	21	21	—	—
Accumulated other comprehensive income	272	209	—	—

Net amount recognized	$43	$88	$(146)	$(147)

      The accumulated benefit obligation for all defined benefit pension plans was $1,097 million and $937 million at year-end 2003 and 2002, respectively.

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	At Year-End

	2003	2002

	(In millions)
Projected benefit obligation	$1,143	$917
Accumulated benefit obligation	1,097	862
Fair value of plan assets	847	632

Components of Net Periodic Benefit Cost

	For the Year

				Postretirement
	Pension Benefits			Benefits

	2003(a)	2002	2001	2003	2002	2001

	(In millions)
Costs (Credits):
Service costs — benefits earned during the period	$23	$21	$16	$3	$4	$4
Interest cost on projected benefit obligation	66	59	45	10	11	10
Expected return on plan assets	(63)	(74)	(74)	—	—	—
Amortization of prior service costs	2	1	1	(3)	(1)	(1)
Amortization of net (gain) loss	15	2	(6)	2	1	—

Net periodic benefit cost (credit)	$43	$9	$(18)	$12	$15	$13

(a)	In addition to the above, in 2003 the company recognized an additional $3 million expense related to special termination pension benefits and $1 million related to special termination postretirement benefits from the consolidation of administrative functions and closure of production and converting facilities. These expenses were included in other operating expense.

Additional Information

	For the Year

				Postretirement
	Pension Benefits			Benefits

	2003	2002	2001	2003	2002	2001

	(In millions)
Increase in minimum liability included as a change to other comprehensive income	$62	$201	$2	$—	$—	$—

Assumptions

      Assumptions used to determine benefit obligations at the annual measurement date were:

	Pension		Postretirement
	Benefits		Benefits

	2003	2002	2003	2002

Discount rate	6.375%	6.75%	6.375%	6.75%
Rate of compensation increase	3.40%	3.50%	—	—

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Assumptions used to determine net periodic benefit cost were:

	Pension Benefits			Postretirement Benefits

	2003	2002	2001	2003	2002	2001

Discount rate	6.75%	7.50%	7.50%	6.75%	7.50%	7.50%
Expected return on plan assets	8.50%	9.00%	9.00%	—	—	—
Rate of compensation increase	3.50%	4.25%	4.25%	—	—	—

      The expected long-term rate of return on plan assets is an assumption reflecting the anticipated weighted average rate of earnings on the plan assets over the long-term. To arrive at this rate, the company developed estimates of the key components underlying capital asset returns including: market-based estimates of inflation, real risk-free rates of return, yield curve structure, credit risk premiums and equity risk premiums. As appropriate, these components were used to develop benchmark estimates of expected long-term rates of return for each asset class, which were portfolio weighted. To reflect the active management approach employed by the company, a return premium was added to the weighted average benchmark portfolio return.

      Assumed health care costs trend rates at the annual measurement date used to determine net periodic cost of the postretirement plans were:

	For the Year

	2003	2002

Health care trend rate assumed for the next year	10.00%	10.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2008	2008

      Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects on the postretirement plans:

	1 Percentage Point	1 Percentage Point
	Increase	Decrease

	(In millions)
Total service and interest cost components	$1	$(1)
Postretirement projected benefit obligation	$12	$(10)

Plan Assets

      The pension plan weighted-average asset allocations and the range of target allocations follows:

		Percentage of
		Plan Assets
	Range of	at Year-End
	Target
	Allocations	2003	2002

Asset category:
Equity securities	50-65%	61%	51%
Debt securities	35-45%	33	44
Real estate	0-5%	1	1
Other	0-4%	5	4

Total		100%	100%

      The company’s pension investment strategies have been developed as part of a comprehensive asset/liability management process that considers the interaction between both the assets and liabilities of the

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

plan. These strategies consider not only the expected risk and returns on plan assets, but also the detailed actuarial projections of liabilities as well as plan-level objectives such as projected contributions, expense and funded status.

      The principal pension investment strategies include asset allocation and active asset management. The range of target asset allocations have been determined after giving consideration to the expected returns of each asset class, the expected variability or volatility of the asset class returns over time, and the complementary nature or correlation of the asset classes within the portfolio. The company also employs an active management approach for the portfolio. Each asset class is managed by one or more external money managers with the objective of generating returns, net of management fees that exceed market-based benchmarks.

      Equity securities include the company’s common stock in the amounts of $24 million or three percent of total plan assets and $17 million or two percent of total plan assets at year-end 2003 and 2002, respectively.

Cash Flows

      The company expects to contribute $1 million in cash to its defined benefit plans and $15 million in cash to its postretirement plans during 2004. The $1 million expected to be contributed to the pension plans represents the amounts needed to satisfy minimum regulatory funding requirements. The postretirement benefits plans are not subject to any minimum regulatory funding requirements. Since the postretirement plans are unfunded, the expected $15 million contribution represents the estimated health claims to be paid to plan participants in 2004.

      At year-end 2003, the following benefit payments are expected to be paid by the plans over the next ten years:

	Pension	Postretirement
	Benefits	Benefits

	(In millions)
2004	$65	$15
2005	69	15
2006	72	14
2007	76	13
2008	79	12
2009-2013	440	59

Note 6 — Stock-Based Compensation

      The company has established stock-based compensation plans for key employees and directors. These plans permit stock-based compensation awards in the form of restricted or phantom shares of common stock and nonqualified and/or incentive options to purchase shares of common stock. In addition, the company contributes treasury stock to fulfill its 401(k) matching obligation.

      Under the restricted stock and phantom stock plans, at year-end 2003, awards of 357,216 shares of common stock were outstanding and another 772,536 shares were available for future awards. Restricted shares generally vest over a three- to six-year period while phantom shares generally vest after three years of employment. The fair value of the shares awarded, generally the market value of the underlying stock on the date of grant, is charged to expense over the vesting period.

      Options to purchase shares of common stock granted after 1995 generally have a ten-year term and become exercisable in steps from one to five years. Options are granted with an exercise price equal to the market value at the date of grant. Beginning January 2003, the company began accounting for stock options

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

under the prospective transition method contained in SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123. See Note 1 for additional information regarding the company’s accounting for stock-based compensation.

      A summary of stock option activity follows:

	For the Year

	2003		2002		2001

		Weighted Average		Weighted Average		Weighted Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

	(Shares in thousands)
Outstanding beginning of year	4,335	$54	3,584	$53	2,756	$53
Granted	970	44	1,009	55	1,088	51
Exercised	(306)	50	(76)	50	(141)	48
Forfeited	(284)	49	(182)	54	(119)	53

Outstanding end of year	4,715	52	4,335	54	3,584	53

Options exercisable	2,025	54	1,567	52	1,078	51

Weighted average fair value of options granted during the year		$12.39		$16.31		$16.05

      Exercise prices for options outstanding at year-end 2003 range from $27 to $75. The weighted average remaining contractual life of these options is eight years. An additional 1,952,702, 739,152, and 1,664,552 shares of common stock were available for grants at year-end 2003, 2002 and 2001, respectively.

Note 7 — Earnings Per Share

      Numerators and denominators used in computing earnings per share are as follows:

	For the Year

	2003	2002	2001

	(In millions)
Numerators for basic and diluted earnings per share:
Income from continuing operations	$97	$65	$111
Discontinued operation	—	(1)	—
Effect of accounting change	(1)	(11)	(2)

Net income	$96	$53	$109

Denominator for earnings per share:
Weighted average shares outstanding – basic	54.2	52.4	49.3
Dilutive effect of equity purchase contracts (Note 2)	—	—	—
Dilutive effect of stock options (Note 6)	—	—	—

Weighted average shares outstanding — diluted	54.2	52.4	49.3

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 — Accumulated Other Comprehensive Income (Loss)

      The components of and changes in other comprehensive income (loss) are as follows:

	Unrealized
	Gains (Losses)		Foreign
	on Available-	Minimum	Currency
	For-Sale	Pension	Translation	Derivative
	Securities	Liability	Adjustment	Instruments	Total

	(In millions)
Balance at year-end 2001	$17	$(5)	$(13)	$—	$(1)
Changes during the year	(1)	(201)	(8)	(6)	(216)
Deferred taxes on changes	—	78	—	3	81

Net change for the year	(1)	(123)	(8)	(3)	(135)

Balance at year-end 2002	$16	$(128)	$(21)	$(3)	$(136)

Changes during the year	(9)	(62)	(5)	—	(76)
Deferred taxes on changes	3	24	—	—	27

Net change for the year	(6)	(38)	(5)	—	(49)

Balance at year-end 2003	$10	$(166)	$(26)	$(3)	$(185)

Note 9 — Contingencies

      There are lawsuits, claims and environmental matters pending against the company and its subsidiaries arising in the regular course of business. The outcome of individual matters cannot be predicted with certainty. In the opinion of management, recoveries and claims, if any, resulting from the matters will not have a material adverse effect on the operations or financial position of the company.

Note 10 — Segment Information

      The company has three reportable segments: corrugated packaging, forest products and financial services. Corrugated packaging manufactures containerboard and corrugated packaging. Forest products manages the company’s timber resources and manufactures a variety of building products. Financial services operates a savings bank and engages in mortgage banking, real estate development and insurance brokerage activities.

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The company evaluates performance based on operating income before other (income) expense and unallocated expenses, principally general and administrative expenses. Parent company interest expense is not allocated to the business segments. The accounting policies of the segments are the same as those described in the accounting policy notes to the financial statements. Other (income) expense includes gain or loss on sale of assets, asset impairments and expenses associated with consolidation initiatives and facility closures.

				Unallocated
				Expenses
	Corrugated	Forest	Financial	and Other
	Packaging	Products	Services	(Income) Expense		Total

	(In millions)
For the year or at year-end 2003:
Revenues from external customers	$2,700	$801	$1,152	$—		$4,653
Depreciation and amortization	167	64	32	7		270
Operating income (loss)	(14)	57	186	(183	)(a)	46
Financial services, net interest income	—	—	377	—		377
Total assets	2,339	1,035	17,661	108		21,143
Investment in equity method investees and joint ventures	7	30	52	—		89
Capital expenditures	85	35	33	6		159
Goodwill	237	—	147	—		384

For the year or at year-end 2002:
Revenues from external customers	$2,587	$787	$1,144	$—		$4,518
Depreciation and amortization	155	63	36	6		260
Operating income (loss)	78	49	171	(47	)(b)	251
Financial services, net interest income	—	—	374	—		374
Total assets	2,526	1,132	18,016	100		21,774
Investment in equity method investees and joint ventures	3	32	29	—		64
Capital expenditures	70	36	16	6		128
Goodwill	249	—	148	—		397

For the year or at year-end 2001:
Revenues from external customers	$2,082	$726	$1,297	$—		$4,105
Depreciation and amortization	120	63	40	5		228
Operating income (loss)	107	13	184	(29	)(c)	275
Financial services, net interest income	—	—	395	—		395
Total assets	1,717	1,196	15,738	36		18,687
Investment in equity method investees and joint ventures	3	34	22	—		59
Capital expenditures	109	71	26	4		210
Goodwill	62	—	128	—		190

(a)	Includes other (income) expenses of $138 million, which consists of $41 million related to converting and production facility closures, $46 million related to losses on sales of assets and $51 million related to consolidation and supply chain initiatives. Of these amounts, $24 million applies to forest products, $70 million to corrugated packaging, $5 million to financial services and $39 million is unallocated.

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)	Includes other (income) expenses of $13 million, of which $7 million is related to severance and write-off of technology investments, which applies to financial services, and $6 million related to the repurchase of notes sold with recourse, which applies to corrugated packaging.

(c)	Includes other expenses of $19 million, of which $15 million applies to corrugated packaging, and $4 million is unallocated, and other income of $20 million to forest products.

      The following table includes revenues and property and equipment based on the location of the operation:

	For the Year

Geographic Information	2003	2002	2001

	(In millions)
Revenues from external customers:
United States	$4,502	$4,363	$3,942
Mexico	112	118	114
Canada	39	37	34
South America	—	—	15

Total	$4,653	$4,518	$4,105

	At Year-End

	2003	2002	2001

	(In millions)
Property and Equipment:
United States	$1,914	$2,092	$1,627
Mexico	40	46	46
Canada	58	60	63

Total	$2,012	$2,198	$1,736

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 —	Summary of Quarterly Results of Operations (Unaudited)

      Selected quarterly financial results for the years 2003 and 2002 are summarized below:

	First		Second	Third		Fourth
	Quarter		Quarter	Quarter		Quarter

	(In millions, except per share)
2003(a)
Total revenues	$1,135		$1,182	$1,170		$1,166
Manufacturing net revenues	847		877	878		899
Manufacturing gross profit (loss)	53		79	82		87
Financial services operating income before taxes	39		42	48		52

Income (loss) from continuing operations	$(17	) (b)	$155 (c)	$(3	) (d)	$(38	) (e)
Discontinued operations	—		1	—		(1)
Effect of accounting change	(1)		—	—		—

Net income (loss)	$(18)		$156	$(3)		$(39)

Earnings per Share(f):
Basic:
Income (loss) from continuing operations	$(0.31)		$2.86	$(0.06)		$(0.70)
Discontinued operations	—		0.01	—		(0.01)
Effect of accounting change	(0.01)		—	—		—

Net income (loss)	$(0.32)		$2.87	$(0.06)		$(0.71)

Diluted:
Income (loss) from continuing operations	$(0.31)		$2.86	$(0.06)		$(0.70)
Discontinued operations	—		0.01	—		(0.01)
Effect of accounting change	(0.01)		—	—		—

Net income (loss)	$(0.32)		$2.87	$(0.06)		$(0.71)

(a)	2003 includes 53 weeks

(b)	First quarter 2003 income (loss) from continuing operations includes before tax charges of $3 million associated with the consolidation and supply chain initiatives and $6 million associated with production and converting facility closures.

(c)	Second quarter 2003 income (loss) from continuing operations includes before tax charges of $23 million associated with the consolidation and supply chain initiatives, $1 million associated with production and converting facility closures, and before tax gain of $1 million related to other, and a one-time tax benefit of $165 million.

(d)	Third quarter 2003 income (loss) from continuing operations includes before tax charges of $13 million associated with the consolidation and supply chain initiatives and $3 million associated with production and converting facility closures and an $8 million charge associated with early redemption and refinancing of $150 million of 8.25% debentures.

(e)	Fourth quarter 2003 income (loss) from continuing operations includes before tax charges of $12 million associated with the consolidation and supply chain initiatives, $31 million associated with production and converting facility closures, $42 million related to the sale of non-strategic assets, and $5 million related to other.

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(f)	Earnings per share per quarter does not equal earnings per share for the year due to the use of average shares outstanding to compute these amounts.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(In millions, except per share)
2002
Total revenues	$1,020	$1,190	$1,157	$1,151
Manufacturing net revenues	747	921	874	832
Manufacturing gross profit	92	131	96	82
Financial Services operating income before taxes	27 (a)	37	44	56

Income from continuing operations	$15 (a)	$16 (b)	$15	$19
Discontinued operations	—	(1)	—	—
Effect of accounting change	(11)	—	—	—

Net income	$4	$15	$15	$19

Earnings per Share:
Basic:
Income from continuing operations	$0.30	$0.31	$0.28	$0.36
Discontinued operations	—	(0.02)	—	—
Effect of accounting change	(0.22)	—	—	—

Net income	$0.08	$0.29	$0.28	$0.36

Diluted:
Income from continuing operations	$0.30	$0.31	$0.28	$0.36
Discontinued operations	—	(0.02)	—	—
Effect of accounting change	(0.22)	—	—	—

Net income	$0.08	$0.29	$0.28	$0.36

(a)	Includes a $7 million charge related to severance and write off of technology investments.

(b)	Includes an $11 million charge related to the charge off of unamortized debt financing fees and a $6 million charge related to promissory notes previously sold with recourse.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Temple-Inland Inc.:

      We have audited the accompanying consolidated balance sheets of Temple-Inland Inc. and subsidiaries as of January 3, 2004 and December 28, 2002, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended January 3, 2004. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Temple-Inland Inc. and subsidiaries at January 3, 2004 and December 28, 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 3, 2004, in conformity with accounting principles generally accepted in the United States.

      As discussed in Note 1 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets and in 2003 the Company changed its method of accounting for stock-based compensation.

Ernst & Young LLP

Austin, Texas

February 2, 2004

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      We have had no changes in or disagreements with our independent auditors to report under this item.

Item 9A.     Controls and Procedures

      (a) Evaluation of disclosure controls and procedures

      Our chief executive officer and chief financial officer, based on their evaluation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Annual Report on Form 10-K, have concluded that our disclosure controls and procedures are adequate and effective to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

      (b) Changes in internal control over financial reporting

      There were no changes in our internal control over financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      Set forth below is certain information about the members of our Board of Directors:

		Year First
		Elected to
Name	Age	the Board	Principal Occupation

Kenneth M. Jastrow, II	56	1998	Chairman and Chief Executive Officer of Temple-Inland Inc.
Paul M. Anderson	58	2002	Chairman and Chief Executive Officer of Duke Energy Corporation
Afsaneh M. Beschloss	48	2002	President and Chief Executive Officer of The Rock Creek Group, formerly Carlyle Asset Management Group
Dr. Donald M. Carlton	66	2003	Former President and Chief Executive Officer of Radian International LLC
Robert Cizik	72	1983	Former Chairman and Chief Executive Officer of Cooper Industries, Inc.
Anthony M. Frank	72	1992	Chairman Emeritus of Belvedere Capital Partners, LLC
James T. Hackett	50	2000	President and Chief Executive Officer of Anadarko Petroleum Corporation
Bobby R. Inman	72	1987	Chairman and Managing Director of Gefinor Ventures
James A. Johnson	61	2000	Vice Chairman of Perseus LLC
W. Allen Reed	57	2000	President and Chief Executive Officer of General Motors Asset Management Corporation
Herbert A. Sklenar	72	1993	Chairman of the Board Emeritus of Vulcan Materials Company
Arthur Temple III	62	1983	Chairman of the Board of First Bank & Trust, East Texas
Larry E. Temple	68	1991	Attorney-at-law

      The remaining information required by this item is incorporated herein by reference from our definitive proxy statement, involving the election of directors, to be filed pursuant to Regulation 14A with the SEC not later than 120 days after the end of the fiscal year covered by this Form 10-K (“Definitive Proxy Statement”). Information required by this item concerning executive officers is included in Part I of this report.

Item 11.     Executive Compensation

      The information required by this item is incorporated by reference from our Definitive Proxy Statement.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      The information required by this item is incorporated by reference from our Definitive Proxy Statement.

Item 13.     Certain Relationships and Related Transactions

      The information required by this item is incorporated by reference from our Definitive Proxy Statement.

Item 14.     Principal Accounting Fees and Services

      The information required by this item is incorporated by reference from our Definitive Proxy Statement.

PART IV

Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) Documents Filed as Part of Report.

      1. Financial Statements

      Our consolidated financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K.

      2. Financial Statement Schedule

      All schedules are omitted as the required information is either inapplicable or the information is presented in our consolidated financial statements and notes thereto in Item 8 above or in Management’s Discussion and Analysis of Financial Condition and Results of Operation in Item 7 above.

      3. Exhibits

Exhibit
Number		Exhibit

3.01	—	Certificate of Incorporation of the Company(1), as amended effective May 4, 1987(2), as amended effective May 4, 1990(3)
3.02	—	By-laws of the Company as amended and restated May 2, 2002 (13)
4.01	—	Form of Specimen Common Stock Certificate of the Company(4)
4.02	—
Indenture dated as of September 1, 1986, between the Registrant and Chemical Bank, as Trustee(5), as amended by First Supplemental Indenture dated as of April 15, 1988, as amended by Second Supplemental Indenture dated as of December 27, 1990(8), and as amended by Third Supplemental Indenture dated as of May 9, 1991(9)

4.03	—	Form of Fixed-rate Medium Term Note, Series D, of the Company(10)
4.04	—	Form of Floating-rate Medium Term Note, Series D, of the Company(10)
4.05	—	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, dated February 16, 1989(6)
4.06	—	Rights Agreement, dated February 20, 1999, between the Company and First Chicago Trust Company of New York, as Rights Agent(7)
4.07	—	Form of 7.25% Note due September 15, 2004, of the Company(11)
4.08	—	Form of Fixed-rate Medium Term Note, Series F, of the Company (15)
4.09	—	Form of Floating-rate Medium Term Note, Series F, of the Company (15)
4.10	—	Form of 7.50% Upper DECSSM of the Company (21)
4.11	—	Form of 7.875% Senior Notes due 2012 of the Company (22)

Exhibit
Number			Exhibit

10	.01*	—	Temple-Inland Inc. 1993 Stock Option Plan(12)
10	.02*	—	Temple-Inland Inc. 1997 Stock Option Plan(14), as amended May 7, 1999 (16)
10	.03*	—	Temple-Inland Inc. 1997 Restricted Stock Plan(14)
10	.04*	—	Employment Agreement and Change in Control Agreement dated June 1, 2003, between Inland Paperboard and Packaging, Inc. and J. Patrick Maley III (23)
10	.05*	—	Change in Control Agreement dated October 2, 2000, between the Company and Kenneth M. Jastrow, II (18)
10	.06*	—	Change in Control Agreement dated October 2, 2000, between the Company and Bart J. Doney (18)
10	.07*	—	Change in Control Agreement dated October 2, 2000, between the Company and Kenneth R. Dubuque (18)
10	.08*	—	Change in Control Agreement dated October 2, 2000, between the Company and Jack C. Sweeny (18)
10	.09*	—	Change in Control Agreement dated October 2, 2000, between the Company and M. Richard Warner (18)
10	.10*	—	Change in Control Agreement dated October 2, 2000, between the Company and Randall D. Levy (18)
10	.11*	—	Change in Control Agreement dated October 2, 2000, between the Company and Louis R. Brill (18)
10	.12*	—	Change in Control Agreement dated October 2, 2000, between the Company and Scott Smith (18)
10	.13*	—	Change in Control Agreement dated October 2, 2000, between the Company and Doyle R. Simons (18)
10	.14*	—	Change in Control Agreement dated October 2, 2000, between the Company and David W. Turpin (18)
10	.15*	—	Change in Control Agreement dated October 2, 2000, between the Company and Leslie K. O’Neal (18)
10	.16*	—	Temple-Inland Inc. 2001 Stock Incentive Plan (17)
10	.17*	—	Temple-Inland Inc. Stock Deferral and Payment Plan (as amended and restated effective February 2, 2001 (17)
10	.18*	—	Temple-Inland Inc. Directors’ Fee Deferral Plan (17)
10	.19*	—	Temple-Inland Inc. Supplemental Executive Retirement Plan (19)
10.20		—	Agreement and Plan of Merger, dated January 21, 2002, among the Company, Temple-Inland Acquisition Corporation, and Gaylord Container Corporation (20)
10	.21*	—	Change in Control Agreement dated November 1, 2002, between the Company and J. Bradley Johnston (24)
10	.22*	—	Temple-Inland Inc. 2003 Stock Incentive Plan (25)
10	.23*	—	Form of Nonqualified Stock Option Agreement issued pursuant to the Temple-Inland Inc. 2003 Stock Incentive Plan (26)
10	.24*	—	Form of Performance Stock Units Agreement issued pursuant to the Temple-Inland Inc. 2003 Stock Incentive Plan (26)
10	.25*	—	Form of Restricted Stock Unit Agreement issued pursuant to the Temple-Inland Inc. 2003 Stock Incentive Plan (26)
10	.26*	—	Form of Nonqualified Stock Option Agreement for Non-Employee Directors issued pursuant to the Temple-Inland Inc. 2003 Stock Incentive Plan (26)
21		—	Subsidiaries of the Company (26)
23		—	Consent of Ernst & Young LLP (26)

Exhibit
Number		Exhibit

31.1		Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (26)
31.2	—	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (26)
32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (26)
32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (26)

*	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to Registration Statement No. 2-87570 on Form S-1 filed by the Company with the Commission.

(2)	Incorporated by reference to Post-effective Amendment No. 2 to Registration Statement No. 2-88202 on Form S-8 filed by the Company with the Commission.

(3)	Incorporated by reference to Post-Effective Amendment No. 1 to Registration Statement No. 33-25650 on Form S-8 filed by the Company with the Commission.

(4)	Incorporated by reference to Registration Statement No. 33-27286 on Form S-8 filed by the Company with the Commission.

(5)	Incorporated by reference to Registration Statement No. 33-8362 on Form S-1 filed by the Company with the Commission.

(6)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 1988.

(7)	Incorporated by reference to the Company’s Registration Statement on Form 8A filed with the Commission on February 19, 1999.

(8)	Incorporated by reference to the Company’s Form 8-K filed with the Commission on December 27, 1990.

(9)	Incorporated by reference to Registration Statement No. 33-40003 on Form S-3 filed by the Company with the Commission.

(10)	Incorporated by reference to Registration Statement No. 33-43978 on Form S-3 filed by the Company with the Commission.

(11)	Incorporated by reference to Registration Statement No. 33-50880 on Form S-3 filed by the Company with the Commission.

(12)	Incorporated by reference to the Company’s Definitive Proxy Statement in connection with the Annual Meeting of Shareholders held May 6, 1994, and filed with the Commission on March 21, 1994.

(13)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended September 28, 2002.

(14)	Incorporated by reference to the Company’s Definitive Proxy Statement in connection with the Annual Meeting of Shareholders held May 2, 1997, and filed with the Commission on March 17, 1997.

(15)	Incorporated by reference to the Company’s Form 8-K filed with the Commission on June 2, 1998.

(16)	Incorporated by reference to the Company’s Definitive Proxy Statement in connection with the Annual Meeting of Shareholders held May 7, 1999, and filed with the Commission on March 26, 1999

(17)	Incorporated by reference to the Company’s Definitive Proxy Statement in connection with the Annual Meeting of Shareholders held May 4, 2001, and filed with the Commission on March 23, 2001

(18)	Incorporated by reference to the Company’s Form 10-K for the year ended December 30, 2000.

(19)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2001.

(20)	Incorporated by reference to the Schedule TO filed by the Company on January 22, 2002, in connection with the proposed acquisition of Gaylord Container Corporation.

(21)	Incorporated by reference to exhibit 4.2 to the Company’s Form 8-K filed with the Commission on May 3, 2002.

(22)	Incorporated by reference to exhibit 4.1 to the Company’s Form 8-K filed with the Commission on May 3, 2002.

(23)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended September 28, 2003

(24)	Incorporated by reference to the Company’s Form 10-K for the year ended December 28, 2002

(25)	Incorporated by reference to Appendix A of the Company’s Proxy Statement dated March 31, 2003, and prepared in connection with the annual meeting of stockholders held May 2, 2003.

(26)	Filed herewith.

      (b) Reports on Form 8-K.

      We filed the following Current Reports on Form 8-K during the fourth quarter of the fiscal year ended January 3, 2004:

1. Current Report dated October 27, 2003, furnishing, under Item 12 of Form 8-K, a press release announcing our earnings for the quarter ended September 27, 2003.

2. Current Report dated October 28, 2003, furnishing, under Item 9 of Form 8-K, presentation materials related to a conference call discussing our earnings for the quarter ended September 27, 2003.

3. Current Report dated November 20, 2003, furnishing, under Item 9 of Form 8-K, a press release announcing initiatives to cut costs and improve asset utilization in our corrugated packaging converting operation.

4. Current Report dated December 11, 2003, furnishing, under Item 9 of Form 8-K, a press release announcing the agreement in principle to settle all claims, including claims for compensatory and punitive damages, arising from the October 23, 1995 explosion of a rail tank car at the Gaylord Chemical plant in Bogalusa, Louisiana.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned thereunto authorized, on February 23, 2004.

TEMPLE-INLAND INC.
(Registrant)

By:	/s/ KENNETH M. JASTROW, II

Kenneth M. Jastrow, II
Chairman of the Board and
Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ KENNETH M. JASTROW, II Kenneth M. Jastrow, II	Director, Chairman of the Board, and Chief Executive Officer	February 23, 2004

/s/ RANDALL D. LEVY Randall D. Levy	Chief Financial Officer	February 23, 2004

/s/ LOUIS R. BRILL Louis R. Brill	Vice President and Chief Accounting Officer	February 23, 2004

/s/ PAUL M. ANDERSON Paul M. Anderson	Director	February 23, 2004

/s/ AFSANEH MASHAYEKHI BESCHLOSS Afsaneh Mashayekhi Beschloss	Director	February 23, 2004

/s/ DONALD M. CARLTON Donald M. Carlton	Director	February 23, 2004

/s/ ROBERT CIZIK Robert Cizik	Director	February 23, 2004

/s/ ANTHONY M. FRANK Anthony M. Frank	Director	February 23, 2004

/s/ JAMES T. HACKETT James T. Hackett	Director	February 23, 2004

/s/ BOBBY R. INMAN Bobby R. Inman	Director	February 23, 2004

Signature	Capacity	Date

/s/ JAMES A. JOHNSON James A. Johnson	Director	February 23, 2004

/s/ W. ALLEN REED W. Allen Reed	Director	February 23, 2004

/s/ HERBERT A. SKLENAR Herbert A. Sklenar	Director	February 23, 2004

/s/ ARTHUR TEMPLE III Arthur Temple III	Director	February 23, 2004

/s/ LARRY E. TEMPLE Larry E. Temple	Director	February 23, 2004

Index to Exhibits

Exhibit	Description		Page

10.23	—	Form of Nonqualified Stock Option Agreement issued pursuant to the Temple-Inland Inc. 2003 Stock Incentive Plan
10.24	—	Form of Performance Stock Units Agreement issued pursuant to the Temple-Inland Inc. 2003 Stock Incentive Plan
10.25	—	Form of Restricted Stock Unit Agreement issued pursuant to the Temple-Inland Inc. 2003 Stock Incentive Plan
10.26	—	Form of Nonqualified Stock Option Agreement for Non-Employee Directors issued pursuant to the Temple-Inland Inc. 2003 Stock Incentive Plan
21	—	Subsidiaries of the Company
23	—	Consent of Ernst & Young LLP
31.1		Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Note: The Index to Exhibits lists only the Exhibits filed with this Annual Report on Form 10-K. For a complete list of Exhibits, including Exhibits incorporated by reference, please see Item 15.