Form 10-Q
period 2004-04-03
TEMPLE INLAND INC
filed 2004-05-11
CIK 731939

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                         FORM 10-Q
(Mark One)

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934 for the Quarterly Period
      Ended     April 3, 2004

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

       1300 MoPac Expressway South, Austin, Texas 78746
    (Address of principal executive offices, including Zip Code)

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

      Indicate the number of shares outstanding of each of the
issuer's classes of common stock, as of the latest practicable date:
                              Number of common shares outstanding
          Class                       as of April 3, 2004
     Common Stock (par
     value $1.00 per share)               55,354,332

Page 1 of 48                     The Exhibit Index is page 44.

                        TABLE OF CONTENTS


                                                            Page
PART I.  FINANCIAL INFORMATION
  Item 1.  Financial Statements
     Parent company financial statements                       3
     Financial services financial statements                   6
     Consolidated financial statements                         9
     Notes to consolidated financial statements               13

  Item 2.  Management's Discussion and Analysis of Financial  21
           Condition and Results of Operations

  Item 3.  Quantitative and Qualitative Disclosures About     39
           Market Risk

  Item 4.  Controls and Procedures                            40

PART II.  OTHER INFORMATION
  Item 1.  Legal Proceedings                                  40

  Item 2.  Changes in Securities, Use of Proceeds and         41
           Issuer Purchases of Equity Securities

  Item 3.  Defaults Upon Senior Securities                    41

  Item 4.  Submission of Matters to a Vote of Security        41
           Holders

  Item 5.  Other Information                                  41

  Item 6.  Exhibits and Reports on Form 8-K                   41

                      PART I.  FINANCIAL INFORMATION
                       ITEM 1.  FINANCIAL STATEMENTS

SUMMARIZED STATEMENTS OF INCOME
PARENT COMPANY (TEMPLE-INLAND INC.)
Unaudited

                                                       First Quarter
                                                      ---------------
                                                      2004       2003
                                                      ----       ----
                                                       (In millions)

NET REVENUES                                        $    893   $   847

COSTS AND EXPENSES
  Cost of sales                                          800       797
  Selling                                                 28        29
  General and administrative                              46        45
  Other (income) expense                                  19         9
                                                       -----     -----
                                                         893       880
                                                       -----     -----
                                                          --       (33)
FINANCIAL SERVICES EARNINGS                               53        39
                                                       -----     -----
OPERATING INCOME                                          53         6
  Interest expense                                       (32)      (35)
                                                       -----     -----
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES     21       (29)
  Income tax (expense) benefit                            (8)       12
                                                       -----     -----
INCOME (LOSS) FROM CONTINUING OPERATIONS                  13       (17)
  Discontinued operations                                 --        --
                                                       -----     -----
INCOME (LOSS) BEFORE ACCOUNTING CHANGE                    13       (17)
  Effect of accounting change                             --        (1)
                                                       -----     -----
NET INCOME (LOSS)                                   $     13       (18)
                                                       =====     =====


               See the notes to consolidated financial statements.

SUMMARIZED BALANCE SHEETS
PARENT COMPANY (TEMPLE-INLAND INC.)
Unaudited

                                                          First    Year-
                                                         Quarter    End
                                                          2004      2003
                                                          ----      ----
                                                          (In millions)
                      ASSETS
Current Assets
  Cash and cash equivalents                            $    31   $    20
  Receivables, net of allowances of $15 in 2004
    and $14 in 2003                                        408       359
  Inventories:
    Work in process and finished goods                      84        83
    Raw materials and supplies                             241       247
                                                         -----     -----
    Total inventories                                      325       330
  Prepaid expenses and other                                78        69
                                                         -----     -----
      Total current assets                                 842       778
Investment in Financial Services                         1,124     1,123
Timber and Timberlands                                     497       497
Property and Equipment:
  Land and buildings                                       604       600
  Machinery and equipment                                3,475     3,454
  Construction in progress                                  39        59
  Less allowances for depreciation                      (2,303)   (2,259)
                                                         -----     -----
      Total property and equipment                       1,815     1,854
Goodwill                                                   237       237
Assets of Discontinued Operations                           47        50
Other Assets                                                97        99
                                                         -----     -----
TOTAL ASSETS                                           $ 4,659   $ 4,638
                                                         =====     =====
           LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                     $   204   $   218
  Employee compensation and benefits                        50        72
  Accrued interest                                          26        27
  Accrued property taxes                                    15        23
  Other accrued expenses                                   159       141
  Liabilities of discontinued operations                    22        22
  Current portion of long-term debt                          2         4
                                                         -----     -----
     Total current liabilities                             478       507

Long-Term Debt                                           1,611     1,611
Deferred Income Taxes                                       28        25
Postretirement Benefits                                    146       146
Pension Liability                                          262       250
Other Long-Term Liabilities                                130       131
                                                         -----     -----
     Total Liabilities                                   2,655     2,670
Shareholders' Equity                                     2,004     1,968
                                                         -----     -----
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $ 4,659   $ 4,638
                                                         =====     =====


               See the notes to consolidated financial statements.

SUMMARIZED STATEMENTS OF CASH FLOW
PARENT COMPANY (TEMPLE-INLAND INC.)
Unaudited                                               First Quarter
                                                        2004    2003
                                                        ----    ----
                                                        (In millions)
CASH PROVIDED BY (USED FOR) OPERATIONS
  Net income (loss)                                  $     13 $   (18)
  Adjustments:
    Depreciation and amortization                          56      59
    Non-cash stock based compensation                       9       9
    Non-cash pension and postretirement expense            15      14
    Cash contribution to pension and postretirement
      plans                                                (4)     (3)
    Other non-cash charges                                 13       4
    Deferred income taxes                                   3     (13)
    Net earnings of financial services                    (33)    (25)
    Dividends from financial services                      30      35
    Net assets of discontinued operations                  (1)     (5)
    Cumulative effect of accounting change                 --       1
    Other                                                  (2)      9
                                                         ----    ----
                                                           99      67
Changes in:
  Receivables                                             (48)    (31)
  Inventories                                               4      25
  Prepaid expenses and other                               (8)    (17)
  Accounts payable and accrued expenses                   (27)    (24)
                                                         ----    ----
                                                           20      20
                                                         ----    ----

CASH PROVIDED BY (USED FOR) INVESTING
  Capital expenditures                                    (28)    (29)
  Sales of non-strategic assets and operations              6      30
  Other acquisitions and joint ventures                    --      (3)
                                                         ----    ----
                                                          (22)     (2)
                                                         ----    ----

CASH PROVIDED BY (USED FOR) FINANCING
  Payments of debt                                         (2)     (6)
  Cash dividends paid to shareholders                     (20)    (19)
  Proceeds from exercise of stock options                  35      --
  Additions to debt                                        --       1
                                                         ----    ----
                                                           13     (24)
                                                         ----    ----

Effect of exchange rate changes on cash                    --      (2)
                                                         ----    ----
Net increase (decrease) in cash and cash equivalents       11      (8)
Cash and cash equivalents at beginning of period           20      17
                                                         ----    ----
Cash and cash equivalents at end of period           $     31 $     9
                                                         ====    ====


               See the notes to consolidated financial statements.

SUMMARIZED STATEMENTS OF INCOME
FINANCIAL SERVICES
Unaudited

                                                        First Quarter
                                                        2004      2003
                                                        ----      ----
                                                        (In millions)
INTEREST INCOME
  Loans and loans held for sale                     $     114 $     133
  Securities available-for-sale                            15        19
  Securities held-to-maturity                              46        40
  Other earning assets                                      1         1
                                                         ----      ----
    Total interest income                                 176       193
INTEREST EXPENSE
  Deposits                                                 34        53
  Borrowed funds                                           42        45
                                                         ----      ----
    Total interest expense                                 76        98
                                                         ----      ----
NET INTEREST INCOME                                       100        95
  Provision for loan losses                                --       (11)
                                                         ----      ----
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES       100        84
NONINTEREST INCOME
  Loan servicing fees                                       8         9
  Amortization and impairment of servicing rights          (7)      (18)
  Loan origination and sale of loans                       37        66
  Real estate operations                                    8         8
  Insurance commissions and fees                           11        10
  Service charges on deposits                               9         8
  Operating lease income                                    3         2
  Other                                                    10        10
                                                         ----      ----
    Total noninterest income                               79        95
                                                         ----      ----
NONINTEREST EXPENSE
  Compensation and benefits                                70        83
  Loan servicing and origination                            2         3
  Real estate operations, other than compensation           2         7
  Insurance operations, other than compensation             1         2
  Occupancy                                                 8         8
  Data processing                                           4         7
  Other                                                    39        30
                                                         ----      ----
    Total noninterest expense                             126       140
                                                         ----      ----
INCOME BEFORE TAXES                                        53        39
  Income tax expense                                      (20)      (14)
                                                         ----      ----
NET INCOME                                          $      33 $      25
                                                         ====      ====


               See the notes to consolidated financial statements.

SUMMARIZED BALANCE SHEETS
FINANCIAL SERVICES
Unaudited
                                                      First
                                                     Quarter  Year-End
                                                       2004     2003
                                                       ----     ----
                                                        (In millions)

                   ASSETS
Cash and cash equivalents                           $    301  $     379
Loans held for sale                                      610        551
Loans, net of allowance for losses of $113 in 2004
  and $111 in 2003                                     9,139      9,026
Securities available-for-sale                          1,323      1,374
Securities held-to-maturity                            4,978      5,267
Real estate                                              295        295
Premises and equipment, net                              168        164
Accounts, notes and accrued interest receivable          127        138
Goodwill                                                 158        147
Mortgage servicing rights                                 85         89
Other assets                                             200        231
                                                      ------     ------
TOTAL ASSETS                                        $ 17,384  $  17,661
                                                      ======     ======

       LIABILITIES AND SHAREHOLDER'S EQUITY
Deposits                                            $  8,537  $   8,698
Federal Home Loan Bank advances                        5,349      4,992
Securities sold under repurchase agreements            1,363      1,327
Obligations to settle trade date securities               --        567
Other liabilities                                        468        410
Other borrowings                                         238        239
Preferred stock issued by subsidiaries                   305        305
                                                      ------     ------
TOTAL LIABILITIES                                     16,260     16,538
                                                      ------     ------
SHAREHOLDER'S EQUITY                                   1,124      1,123
                                                      ------     ------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY          $ 17,384  $  17,661
                                                      ======     ======


               See the notes to consolidated financial statements.

SUMMARIZED STATEMENTS OF CASH FLOWS
FINANCIAL SERVICES
Unaudited                                              First Quarter
                                                      2004       2003
                                                      ----       ----
                                                       (In millions)

CASH PROVIDED BY (USED FOR) OPERATIONS
  Net income                                        $     33  $      25
  Adjustments:
    Depreciation                                           6          6
    Depreciation of leased assets                          2          1
    Amortization and impairment of servicing rights        7         17
    Provision for loan losses                             --         11
    Amortization and accretion of financial
      instruments                                          4          3
    Deferred income taxes                                  2
                                                                     (1)
                                                      ------     ------
                                                          54         62
Changes in:
  Loans held for sale, originations                   (1,639)    (3,200)
  Loans held for sale, sales                           1,576      3,362
  Collections on loans services for others, net           13        (24)
  Other                                                   75         60
                                                      ------     ------
                                                          79        260
                                                      ------     ------

CASH PROVIDED BY (USED FOR) INVESTING
  Securities available-for-sale
    Purchases                                            (28)        (4)
    Principal payments and maturities                     77        161
  Securities held-to-maturity
    Purchases                                           (623)      (553)
    Principal payments and maturities                    340        371
  Loans originated or acquired, net of collections      (147)      (239)
  Sale of loans                                           35         11
  Acquisitions, net of cash acquired                     (10)        (1)
  Capital expenditures                                    (9)        (5)
  Other                                                   (3)       (12)
                                                      ------     ------
                                                        (368)      (271)
                                                      ------     ------
CASH PROVIDED BY (USED FOR) FINANCING
  Net increase (decrease) in deposits                   (161)       150
  Repurchase agreements and short-term borrowings, net   459          2
  Additions to long-term FHLB advances and other
    borrowings                                           111         10
  Payments of long-term FHLB advances and other
    rowings                                             (177)      (228)
  Dividends paid to parent company                       (30)       (35)
  Other                                                    9          1
                                                      ------     ------
                                                         211       (100)
                                                      ------     ------
Net decrease in cash and cash equivalents                (78)      (111)
Cash and cash equivalents at beginning of period         379        438
                                                      ------     ------
Cash and cash equivalents at end of period          $    301  $     327
                                                      ======     ======


               See the notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
TEMPLE-INLAND INC. AND SUBSIDIARIES
Unaudited

                                                         First Quarter
                                                         2004     2003
                                                         ----     ----
                                                         (In millions,
                                                           except per
                                                         share amounts)
REVENUES
  Manufacturing                                         $   893 $   847
  Financial Services                                        255     288
                                                         ------  ------
                                                          1,148   1,135
                                                         ------  ------
COSTS AND EXPENSES
  Manufacturing                                             893     880
  Financial Services                                        202     249
                                                         ------  ------
                                                          1,095   1,129
                                                         ------  ------
OPERATING INCOME                                             53       6
  Parent company interest                                   (32)    (35)
                                                         ------  ------
INCOME (LOSS) BEFORE TAXES                                   21     (29)
  Income tax (expense) benefit                               (8)     12
                                                         ------  ------
INCOME (LOSS) FROM CONTINUING OPERATIONS                     13     (17)
  Discontinued operations                                    --      --
                                                         ------  ------
INCOME (LOSS) BEFORE ACCOUNTING CHANGE                       13     (17)
  Effect of accounting change                                --      (1)
                                                         ------  ------
NET INCOME (LOSS)                                       $    13 $   (18)
                                                         ======  ======
EARNINGS (LOSS) PER SHARE
  Basic:
    Income (loss) from continuing operations            $  0.24 $ (0.31)
    Discontinued operations                                  --      --
    Effect of accounting change                              --   (0.01)
                                                         ------  ------
    Net income (loss)                                   $  0.24 $ (0.32)
                                                         ======  ======
  Diluted:
    Income (loss) from continuing operations            $  0.24 $ (0.31)
    Discontinued operations                                  --      --
    Effect of accounting change                              --   (0.01)
                                                         ------  ------
    Net income (loss)                                   $  0.24 $ (0.32)
                                                         ======  ======

DIVIDENDS PAID PER SHARE OF COMMON STOCK                $  0.36 $  0.34
                                                         ======  ======


               See the notes to consolidated financial statements.

CONSOLIDATING BALANCE SHEETS
TEMPLE-INLAND INC. AND SUBSIDIARIES
First Quarter 2004
Unaudited

                                            Parent   Financial
                                            Company  Services   Consolidated
                                            -------  --------   ------------
                                                     (In millions)
ASSETS
  Cash and cash equivalents               $    31  $     301  $       332
  Loans held for sale                          --        610          610
  Loans receivable                             --      9,139        9,139
  Securities available-for-sale                --      1,323        1,323
  Securities held-to-maturity                  --      4,978        4,978
  Trade receivables, net                      408         --          408
  Inventories                                 325         --          325
  Timber and timberlands                      497         --          497
  Property and equipment                    1,815        168        1,983
  Goodwill                                    237        158          395
  Other assets                                222        707          874
  Investment in Financial Services          1,124         --           --
                                           ------     ------       ------
    TOTAL ASSETS                          $ 4,659  $  17,384  $    20,864
                                           ======     ======       ======

LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits                                $    --  $   8,537  $     8,537
  Federal Home Loan Bank advances              --      5,349        5,349
  Securities sold under repurchase
    agreements                                 --      1,363        1,363
  Obligations to settle trade date
    securities                                 --         --           --
  Other liabilities                           608        468        1,038
  Long-term debt                            1,611        238        1,849
  Deferred income taxes                        28         --           11
  Postretirement benefits                     146         --          146
  Pension liability                           262         --          262
  Preferred stock issued by subsidiaries       --        305          305
                                           ------     ------       ------
    TOTAL LIABILITIES                     $ 2,655  $  16,260  $    18,860
                                           ------     ------       ------

SHAREHOLDERS' EQUITY
  Preferred stock - par value $1 per share:
    authorized 25,000,000 shares; none issued                          --
  Common stock - par value $1 per share:
    authorized 200,000,000 shares; issued
    61,389,552 shares including shares held
    in the treasury                                                    61
  Additional paid-in capital                                          388
  Accumulated other comprehensive loss                               (187)
  Retained earnings                                                 2,016
                                                                   ------
                                                                    2,278
  Cost of shares held in the treasury:
    6,035,220 shares                                                 (274)
                                                                   ------
    TOTAL SHAREHOLDERS' EQUITY                                      2,004
                                                                   ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $ 20,864
                                                                   ======




               See the notes to consolidated financial statements.

CONSOLIDATING BALANCE SHEETS
TEMPLE-INLAND INC. AND SUBSIDIARIES
Year-End 2003
Unaudited

                                            Parent   Financial
                                            Company  Services   Consolidated
                                            -------  --------   ------------
                                                     (In millions)
ASSETS
  Cash and cash equivalents               $    20  $     379  $        399
  Loans held for sale                          --        551           551
  Loans receivable                             --      9,026         9,026
  Securities available-for-sale                --      1,374         1,374
  Securities held-to-maturity                  --      5,267         5,267
  Trade receivables                           359         --           359
  Inventories                                 330         --           330
  Timber and timberlands                      497         --           497
  Property and equipment                    1,854        164         2,007
  Goodwill                                    237        147           384
  Other assets                                218        753           949
  Investment in Financial Services          1,123         --            --
                                           ------     ------        ------
    TOTAL ASSETS                          $ 4,638  $  17,661  $     21,143
                                           ======     ======        ======

LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits                                $    --  $   8,698  $      8,698
  Federal Home Loan Bank advances              --      4,992         4,992
  Securities sold under repurchase
    agreements                                 --      1,327         1,327
  Obligations to settle trade date
    securities                                 --        567           567
  Other liabilities                           638        410         1,033
  Long-term debt                            1,611        239         1,850
  Deferred income taxes                        25         --             7
  Postretirement benefits                     146         --           146
  Pension liability                           250         --           250
  Preferred stock issued by subsidiaries       --        305           305
                                           ------     ------        ------
    TOTAL LIABILITIES                     $ 2,670  $  16,538  $     19,175
                                           ------     ------        ------

SHAREHOLDERS' EQUITY
  Preferred stock - par value $1 per share:
    authorized 25,000,000 shares; none issued                           --
  Common stock - par value $1 per share:
    authorized 200,000,000 shares; issued                               61
    61,389,552 shares including shares held
    in the treasury
  Additional paid-in capital                                           377
  Accumulated other comprehensive loss                                (185)
  Retained earnings                                                  2,023
                                                                    ------
                                                                     2,276
  Cost of shares held in the treasury:
    6,792,410 shares                                                  (308)
                                                                    ------
    TOTAL SHAREHOLDERS' EQUITY                                       1,968
                                                                    ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $  21,143
                                                                    ======



               See the notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
TEMPLE-INLAND INC. AND SUBSIDIARIES
Unaudited

                                                           First Quarter
                                                          2004       2003
                                                          ----       ----
                                                           (In millions)

CASH PROVIDED (USED FOR) OPERATIONS
  Net income (loss)                                   $    13     $   (18)
  Adjustments:
    Depreciation and amortization                          64          66
    Amortization and accretion of financial
      instruments                                          11          20
    Provision for loan losses                              --          11
    Deferred income taxes                                   5         (13)
    Other non-cash charges                                 13           4
    Net assets of discontinued operations                  (1)         (5)
    Cumulative effect of accounting change                 --           1
    Other                                                  93          88
                                                        -----       -----
                                                          198         154

Changes in:
  Receivables                                             (48)        (31)
  Inventories                                               4          25
  Prepaid expenses and other                               (8)        (17)
  Accounts payable and accrued expenses                   (27)        (24)
  Loans held for sale, originations                    (1,639)     (3,200)
  Loans held for sale, sales                            1,576       3,362
  Collections on loans services for others, net            13         (24)
                                                        -----       -----
                                                           69         245
                                                        -----       -----

CASH PROVIDED BY (USED FOR) INVESTING
  Capital expenditures                                    (37)        (34)
  Sale of non-strategic assets and operations               8          40
  Securities available-for-sale, net                       49         157
  Securities held-to-maturity, net                       (283)       (182)
  Loans originated or acquired, net of principal
    collected                                            (147)       (239)
  Proceeds from sale of loans                              35          11
  Acquisitions, net of cash acquired                      (10)         (4)
  Other                                                    (5)        (22)
                                                        -----       -----
                                                         (390)       (273)
                                                        -----       -----
CASH PROVIDED BY (USED FOR) FINANCING
  Deposits, net                                          (161)        150
  Additions to long-term debt                             111          11
  Payments of long-term debt                             (179)       (234)
  Repurchase agreements and short-term borrowings, net    459           2
  Cash dividends paid to shareholders                     (20)        (19)
  Proceeds from exercise of stock options                  35          --
  Other                                                     9           1
                                                        -----       -----
                                                          254         (89)
                                                        -----       -----

Effect of exchange rate changes on cash                    --          (2)
                                                        -----       -----
Net decrease in cash and cash equivalents                 (67)       (119)
Cash and cash equivalents at beginning of period          399         455
                                                        -----       -----
Cash and cash equivalents at end of period             $  332     $   336
                                                        =====       =====

              TEMPLE-INLAND INC. AND SUBSIDIARIES
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

     We prepared these unaudited interim financial statements in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. As a result, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in our opinion, all adjustments (consisting only of normal accruals) considered necessary for a fair presentation have been included. These interim operating results are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the financial statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended January 3, 2004.

     The consolidated financial statements include the accounts of Temple-Inland Inc. and its manufacturing and financial services subsidiaries. A significant portion of our consolidated net assets invested in financial services is subject, in varying degrees, to regulatory rules and restrictions including restrictions on the ability of financial services to pay dividends to us. Accordingly, included as an integral part of the consolidated financial statements are separate summarized financial statements for our parent company and for our financial services segment.

     The parent company summarized financial statements include the accounts of Temple-Inland and its manufacturing segments.
The net assets invested in financial services are reflected using the equity method. Related earnings, however, are presented before tax to be consistent with the consolidated financial statements.

     We have eliminated all material intercompany amounts and transactions. We have reclassified certain prior period amounts to conform to current year's classifications.

              TEMPLE-INLAND INC. AND SUBSIDIARIES
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



NOTE B - EARNINGS PER SHARE

     Denominators used in computing per share amounts were:

                                                    First Quarter
                                                   2004      2003
                                                   ----      ----
                                                    (In millions)
Denominators for earnings (loss) per share:
  Weighted average shares outstanding - basic       55.1      54.0
  Dilutive effect of equity purchase contracts        --        --
  Dilutive effect of stock awards                    0.5        --
                                                   -----     -----
  Weighted average shares outstanding - diluted     55.6      54.0
                                                   =====     =====

NOTE C - COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) consists of:

                                                     First Quarter
                                                     2004     2003
                                                     ----     ----
                                                     (In millions)
Net income (loss)                                  $    13 $    (18)
Other comprehensive income (loss), net of taxes:
  Unrealized gains (losses) on:
    Available-for-sale securities                       (2)       4
    Derivative instruments                              --       --
  Foreign currency translation adjustments              --       (3)
                                                      ----     ----
Other comprehensive income (loss)                       (2)       1
                                                      ----     ----
Comprehensive income (loss)                        $    11 $    (17)
                                                      ====     ====

     At first quarter-end 2004, the aggregate fair value of our interest rate swap derivative was an $8 million liability. The ineffective portion of derivatives charged to earnings and amounts reclassified from other comprehensive income into earnings were not material.

NOTE D - SEGMENT INFORMATION

     We have three reportable segments: corrugated packaging, forest products, and financial services. We evaluate performance based on operating income before other (income) expense and unallocated expenses, principally general and administrative expenses. We do not allocate parent company interest to the business segments. Other (income) expense includes gain or loss on sale of assets, asset impairments and expenses associated with consolidation initiatives and facility closures.

              TEMPLE-INLAND INC. AND SUBSIDIARIES
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


                                                              Unallocated
                                                              Expenses and
For First Quarter or at    Corrugated    Forest    Financial  Other Income
Quarter-End 2004           Packaging     Products  Services     (Expense)     Total
-----------------------    ----------    --------  ---------  ------------    -----
(In millions)
Revenues from
  external customers         $  673       $  220    $  255       $   --      $ 1,148
Depreciation and
  amortization                   39           15         8            2           64
Operating income                 10           32        53          (42)<Fa>      53
Financial services, net
  interest income                --           --       100           --          100
Total assets                  2,327        1,034    17,384          119       20,864
Capital expenditures             18            8         9            2           37
Goodwill                        237           --       158           --          395
------------------------------------------------------------------------------------

For First Quarter or at
Quarter-End 2003
-----------------------
(In millions)

Revenues from
  external customers         $  667       $  180    $  288       $   --      $ 1,135
Depreciation and
  amortization                   41           16         7            2           66
Operating income<Fc>              2           (7)       39          (28)<Fb>       6
Financial services, net
  interest income                --           --        95           --           95
Total assets                  2,444        1,126    18,069           79       21,718
Capital expenditures             20            8         5            1           34
Goodwill                        243           --       149           --          392
------------------------------------------------------------------------------------

<Fa>  Includes other (income) expense for first quarter 2004 of
      $19 million, which consists of a $12 million asset impairment, a $2 million charge associated with converting facility closures and a $5 million charge related to consolidation and supply chain initiatives. Of these amounts, $2 million applies to corrugated packaging, $12 million applies to forest products, and $5 million is unallocated.

<Fb>  Includes other (income) expenses for first quarter 2003 of
      $9 million, which consists of a $6 million charge related to converting facility closures, which applies to corrugated packaging, and a $3 million charge related to consolidation and supply chain cost reduction initiatives.

<Fc>  As a result of the consolidation of our administrative functions and adoption of a shared services concept, beginning first quarter 2004, we changed the way we allocate cost to the business segments. The effect of this change was to increase segment operating income and to increase unallocated expenses by a like amount. First quarter 2003 amounts have been reclassified to reflect this change as follows:

                           Originally                          As
                            Reported    Reclassification  Reclassified
                            --------    ----------------  ------------
                                         (In millions)
   Corrugated packaging     $   (4)          $   6          $     2
   Forest products              (9)              2               (7)
   Financial services           39              --               39
                              ----            ----             ----
     Segment operating
       income                   26               8               34
   Unallocated expenses        (20)             (8)             (28)
                              ----            ----             ----
   Operating income         $    6           $  --          $     6
                              ====            ====             ====

NOTE E - EMPLOYEE BENEFIT PLANS

     The components of net periodic benefit cost of our defined benefit and postretirement plans for first quarter are:

              TEMPLE-INLAND INC. AND SUBSIDIARIES
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



                                         Pension       Postretirement
                                         Benefits         Benefits
                                      ------------     --------------
                                      2004    2003     2004      2003
                                      ----    ----     ----      ----
                                             (In millions)
Service costs                        $   6    $   6    $   1    $   1
Interest cost on projected benefit
  obligation                            18       17        2        3
Expected return on plan assets         (17)     (16)      --       --
Amortization of prior service costs     --        1       (1)      (1)
Amortization of net (gain) loss          6        3       --       --
                                      ----     ----     ----     ----
Net periodic benefit cost            $  13    $  11    $   2    $   3
                                      ====     ====     ====     ====


      The Medicare Prescription Drug, Improvement and Modernization Act of 2003 was enacted in December 2003. This act expands Medicare to include, for the first time, coverage for prescription drugs. Our postretirement benefit plans provide for medical coverage, including a prescription drug subsidy, for certain participants. Due to the absence of detailed regulations necessary to implement the act, we have not completed the analysis to determine the effects of the act on our postretirement benefit plans, though it is likely that the effects will ultimately reduce our cost for these plans. In addition, the FASB has not issued specific authoritative guidance on accounting for the subsidy. In first quarter 2004, the FASB issued FASB Staff Position, No. 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. This staff position allows companies to defer recognizing the effects of the act until authoritative guidance on the accounting for the prescription drug subsidy is issued or until certain other events occur. We elected to defer recognition. As a result, our reported postretirement benefit obligation and the 2004 net periodic benefit cost do not reflect the effects of the act and authoritative accounting guidance, when issued, could require us to change these amounts.

NOTE F - STOCK-BASED COMPENSATION

     Prior to 2003, we used the intrinsic value method in accounting for stock-based compensation. As a result, no stock-based compensation expense related to stock options granted prior to 2003 is reflected in net income, as all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Therefore, the cost related to stock-based compensation recognized in net income (loss) for first quarter 2004 and 2003 is less than would have been recognized if the fair value method had been applied to all stock options granted since 1995. The following table illustrates the effect on net income (loss) and earnings (loss) per share as if the fair value method had been applied to all stock options granted since 1995.

              TEMPLE-INLAND INC. AND SUBSIDIARIES
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                            First Quarter
                                        ---------------------
                                        2004             2003
                                        ----             ----
                                            (In millions)
Net income (loss), as reported         $   13          $  (18)
Add: Stock-based compensation
  expense, net of related tax
  effects, included in the
  determination of reported net
  income                                    6               5
Deduct: Total stock-based
  compensation expense, net of
  related tax effects, determined
  under the fair value based
  method for all awards                    (8)             (7)
                                        -----           -----
Pro forma net income (loss)            $   11          $  (20)
                                        =====           =====
Earnings (loss) per share:
Basic, as reported                     $ 0.24          $(0.32)
Basic, pro forma                       $ 0.20          $(0.37)

Diluted, as reported                   $ 0.24          $(0.32)
Diluted, pro forma                     $ 0.20          $(0.37)



NOTE G - CONTINGENCIES

     We are involved in various legal proceedings that arise from time to time in the ordinary course of doing business. We believe that the possibility of a material liability from any of these proceedings is remote and we do not believe that the outcome of any of these proceedings should have a material adverse effect on our financial position, results of operations, or cash flow.

NOTE H - ASSETS HELD FOR SALE

     Assets held for sale include assets of discontinued operations and other assets held for sale.

     At first quarter-end 2004, discontinued operations consist of the chemical business obtained in the Gaylord acquisition and accruals related to the 1999 sale of our bleached paperboard operations. At first quarter-end 2004, the assets and liabilities of the discontinued operations includes $7 million of working capital, $17 million of property and equipment, and $18 million of environmental and other long-term accruals. Revenues from discontinued operations for first quarter 2004 were $4 million.

              TEMPLE-INLAND INC. AND SUBSIDIARIES
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


     In conjunction with our previously announced plan, during first quarter 2004, we entered into an agreement to sell certain assets used in our specialty packaging operations for $19 million cash subject to working capital adjustments. The sale closed in April 2004. The anticipated proceeds approximate the current carrying value of these assets. During second quarter 2004 we expect to incur, $1 million in severance and $0.2 million in other exit costs most of which will be paid during second quarter 2004.

NOTE I - OTHER OPERATING (INCOME) EXPENSE

                                                 First Quarter
                                                2004        2003
                                                ----        ----
                                                 (In millions)
Expenses associated with consolidation
   of administrative functions                 $   5       $   3
Closure of production and converting
   facilities                                     14           6
                                                ----        ----
Total                                          $  19       $   9
                                                ====        ====

     Expenses associated with the consolidation of administrative functions consist principally of severance most of which was paid during first quarter 2004.

     In conjunction with our previously announced plans, we closed one converting facility in March 2004, a second converting facility in April 2004, and we intend to close a third converting facility by the end of second quarter 2004. As a result, we paid $1 million in severance during first quarter 2004 and expect to incur additional severance and exit costs in second quarter 2004. Asset impairments were recognized in fourth quarter 2003 in conjunction with our initial announcement of these plans.

     During first quarter 2004, we revised our strategic alternatives for the intended use of our Clarion MDF facility to now include a possible sale of this facility during 2004. As a result, during first quarter 2004, we recognized a $12 million impairment charge related to the Clarion MDF facility based on the probability that we will not be able to recover our entire investment in this facility.

     A summary of the activity within production and converting facility exit costs and consolidation of administrative functions accruals for first quarter 2004 follow:

              TEMPLE-INLAND INC. AND SUBSIDIARIES
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


                      Beginning                  Cash       End of
                      of Period    Additions   Payments     Period
                      ---------    ---------   --------     ------
                                      (In millions)
Involuntary employee
  terminations          $    9       $    2      $  (8)      $   3
Contract termination
  penalties                  6           --         --           6
Environmental
  compliance                11           --         --          11
Demolition                  11           --         --          11
                          ----         ----       ----        ----
Total                   $   37       $    2      $  (8)      $  31
                          ====         ====       ====        ====


NOTE J - ACQUISITIONS

     During first quarter 2004, financial services acquired an insurance agency for $14 million cash. The purchase price was allocated to acquired assets and liabilities based upon their fair values with $11 million allocated to goodwill. The unaudited pro forma results of operations, assuming the acquisition had been effected at the beginning of the year, would not have been materially different from those reported.

NOTE K - ACCOUNTING PRONOUNCEMENTS

     During first quarter 2004, we were required to adopt the following accounting pronouncements:

     FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities an interpretation of ARB No. 51. This interpretation provides guidance for determining whether an entity is a variable interest entity and which beneficiary of the variable interest entity, if any, should consolidate the variable interest entity. There was no effect on earnings or financial position of adopting this interpretation. Disclosures required by this interpretation follow:

   * In 1999 we entered into an agreement to lease a particleboard and medium density fiberboard facility in Mt. Jewett, PA. The lease is for 20 years and includes fixed price purchase options in 2014 and at the end of the lease. The options prices were intended to approximate the estimated fair value of the facility at those dates and do not represent a guarantee of the facilities residual value. After exhaustive efforts, we were unable to determine whether the lease is with a variable interest entity or if there is a primary beneficiary because the unrelated third party lessors will not provide the necessary financial information. The lease is accounted for as an operating lease and our financial interest is limited to our obligation to make the remaining $191 million of contractual lease payments, $10 million per year.

              TEMPLE-INLAND INC. AND SUBSIDIARIES
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



   * In 1999 we invested $2 million in the form of equity and subordinated debt in a residential land development partnership that meets the definition of a variable interest entity.
     However, we have determined that we are not the primary beneficiary of the entity and, therefore, are not required to consolidate this entity. At year-end 2003, this partnership had total assets of $88 million and total liabilities of $89 million. Our maximum exposure to loss is the carrying amount of our subordinated debt and equity investments in this partnership, currently $2 million.

     Securities and Exchange Commission Staff Accounting Bulletin No.105, Application of Accounting Principles to Loan Commitments. This bulletin applies to loan commitments issued after March 2004 and accounted for as derivative instruments and it precludes the recognition of an asset at the inception of the loan commitment. The effect of adopting this bulletin was not significant.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include general economic, market, or business conditions; the opportunities or lack thereof that may or may not be presented to and pursued by us; availability and price of raw materials we use; competitive actions by others; changes in laws or regulations; the accuracy of our judgments and estimates concerning the integration of acquired operations and the consolidation and supply chain initiatives; and other factors, many of which are beyond our control.

Results of Operations for First Quarter Ended March 2004 and 2003

Summary

     A summary of our consolidated results for first quarter follows:

                                                  First Quarter
                                                 2004        2003
                                                 ----        ----
                                               (In millions, except
                                                     per share)
Consolidated revenues                        $    1,148  $    1,135
Income (loss) from continuing operations             13         (17)
Income (loss) from continuing operations,
  per diluted share                                0.24       (0.31)
Average diluted shares outstanding                 55.6        54.0

     Significant items affecting 2004 income from continuing operations included:

     * higher corrugated packaging shipments and lower mill and converting costs more than offset lower corrugated packaging prices and higher OCC costs;
     * higher pricing and shipments within forest products;
     * improvements in financial services operating income, principally due to higher spreads, lower loan loss provisions, and reduced costs; and
     * charges and expenses of $19 million related to under-performing assets and the consolidation of administrative functions.

Business Segments

     We manage our operations through three business segments:
     *    Corrugated packaging,
     *    Forest products, and
     *    Financial services.

     Our operations are affected to varying degrees by supply and demand factors and economic conditions including changes in interest rates, new housing starts, home repair and remodeling activities, and the strength of the U.S. dollar. Given the commodity nature of our manufactured products, we have little control over market pricing or market demand.

     A summary of the results of operations by business segment follows:

                                                 First Quarter
                                                ----------------
                                                2004        2003
                                                ----        ----
                                                  (In millions)
Revenues
  Corrugated packaging                     $       673  $      667
  Forest products                                  220         180
  Financial services                               255         288
                                                ------      ------
    Total revenues                         $     1,148  $    1,135
                                                ======      ======
Segment Operating Income
  Corrugated packaging                     $        10  $        2
  Forest products                                   32          (7)
  Financial services                                53          39
                                                ------      ------
    Total segment operating income<Fa>              95          34
Unallocated expenses<Fa>                           (23)        (19)
Other income (expense)<Fb>                         (19)         (9)
Parent company interest                            (32)        (35)
                                                ------      ------
Income (loss) before taxes                          21         (29)
Income tax (expense) benefit                        (8)         12
                                                ------      ------
Income (loss) from continuing operations            13         (17)
Discontinued operations                             --          --
Effect of accounting change                         --          (1)
                                                ------      ------
   Net income (loss)                       $        13  $      (18)
                                                ======      ======

<Fa> As a result of the consolidation of our administrative
     functions and adoption of a shared services concept, beginning first quarter 2004, we changed the way we allocate cost to the business segments. The effect of this change was to increase segment operating income and to increase unallocated expenses by a like amount. First quarter 2003 amounts have been reclassified to reflect this change as follows:

                           Originally                          As
                            Reported    Reclassification  Reclassified
                            --------    ----------------  ------------
                                         (In millions)
   Corrugated packaging     $    (4)      $       6      $      2
   Forest products               (9)              2            (7)
   Financial services            39              --            39
                              -----           -----         -----
   Segment operating income      26               8            34
   Unallocated expenses         (20)             (8)          (28)
                              -----           -----         -----
   Operating income         $     6       $      --      $      6
                              =====           =====         =====




<Fb> Other (income) expense for first quarter 2004 consists of a
     $12 million asset impairment, a $2 million charge associated with converting facility closures, and a $5 million charge related to consolidation and supply chain initiatives. Of these amounts, $2 million applies to corrugated packaging, $12 million applies to forest products, and $5 million is unallocated. Other (income) expenses for first quarter 2003 consists of a $6 million charge related to converting facility closures, which applies to corrugated packaging, and a $3 million charge related to consolidation and supply chain cost reduction initiatives.




Corrugated Packaging

     A summary of our corrugated packaging results follows:

                                             First Quarter
                                             2004      2003
                                             ----      ----
                                             (In millions)
    Revenues                                  $ 673    $ 667
    Segment operating income                     10        2

     Corrugated packaging prices declined during the quarter. Corrugated packaging shipments, however, continued to improve and inventory levels continued to decline. As a result of improved demand, lower inventories and a generally improving U.S. economy, we announced a $50 per ton increase in the price of linerboard effective March 2004 and a similar increase in corrugated packaging prices effective April 2004. In addition, we recently announced another $50 per ton increase in the price of linerboard effective June 2004.

                                          First Quarter 2004 versus
                                             First Quarter 2003
                                             Increase (Decrease)
                                          -------------------------
Corrugated packaging
  Average prices                                     (5)%
  Shipments per workday                               5%
  Industry shipments, average week(a)                 3%

Linerboard
  Average prices                                     (6)%
  Shipments, tons                                   (10)%

(a) Source: Fibre Box Association

     As discussed later, mill production was up significantly during the quarter. However, linerboard shipments were down because the increased production was used in our converting facilities.

     Compared with fourth quarter 2003, average corrugated packaging prices were down one percent while shipments per workday were up 0.5 percent. Compared with fourth quarter 2003, average linerboard prices were flat while shipments were down 26 percent.

     In addition to reductions in mill and converting costs, other factors affecting operating income include fluctuations in the following costs and expenses:

                                     First Quarter 2004 versus
                                        First Quarter 2003
                                       Increase (Decrease)
                                     -------------------------
                                           (In millions)
OCC recycled fiber                            $  8
Energy, principally natural gas                 (3)
Depreciation                                    (2)
Pension and postretirement                       2

     Our OCC costs averaged $103 per ton during first quarter
2004 and $82 per ton during first quarter 2003. Our OCC and energy costs fluctuate based on the market prices we pay for these commodities.

     Information about our mills and converting facilities follows:

                                               First Quarter
                                               2004     2003
                                               ----     ----
Number of converting facilities (at
  quarter-end                                     73        77
Mill capacity, in thousand tons                  827       827
Mill production, in thousand tons                832       763
Percent mill production used internally           87%       84%
Production downtime, excluding routine            --        46
maintenance, in thousand tons

     We purchased 28,000 tons in first quarter 2004 and 26,000 tons in first quarter 2003 of corrugated medium produced by our Premier Boxboard Limited LLC joint venture.

     We continue our efforts to enhance return on investment.
This includes reviewing operations that are unable to meet return objectives and determining appropriate courses of action, including possibly consolidating and closing converting facilities. In conjunction with our previously announced plans:

     * We closed one of our Dallas, Texas converting facilities in
       March 2004, and closed our Raleigh, North Carolina converting
       facility in April 2004.    In April 2004, we announced that we
       would close one of our Louisville, Kentucky converting facilities by the end of second quarter 2004. As a result, we paid $1 million in severance cost during first quarter 2004, and we expect to incur additional severance and other exit costs during second quarter 2004. Asset impairments were recognized in fourth quarter 2003 in conjunction with the initial announcement of these plans.

     * In April 2004, we sold certain assets used in our specialty packaging operations for $19 million cash subject to working capital adjustments. The anticipated proceeds approximate the current carrying value of these assets. During second quarter 2004, we expect to incur $1 million in severance and other exit costs, most of which will be paid during second quarter 2004.

     The accounting effects of these items are included in other operating expenses and are excluded from segment operating income.

Forest Products

     A summary of our forest products results follows:

                                            First Quarter
                                            2004      2003
                                            ----      ----
                                            (In millions)
   Revenues                                  $ 220    $ 180
   Segment operating income (loss)              32       (7)

     Product prices and shipments continued to improve due in part to the strong housing and remodeling markets.

                                     First Quarter 2004 versus
                                         First Quarter 2003
                                        Increase (Decrease)
                                     -------------------------
                                       Average
                                       Prices        Shipments
                                       -------       ---------
Lumber                                    18%            19%
Particleboard                             13%             3%
Gypsum                                    26%             6%
MDF                                        2%           (11%)

     Compared with fourth quarter 2003, average prices were up nine percent for particleboard, up six percent for gypsum, and up four percent for MDF, while average prices were down two percent for lumber. Shipments were up six percent for lumber, four percent for particleboard, two percent for MDF and flat for gypsum. First quarter 2004 comparisons of shipments for MDF and particleboard are affected by the indefinite closures of our Clarion MDF facility in third quarter 2003 and our Mt. Jewett particleboard facility in second quarter 2003.

     Other factors affecting operating income include fluctuations in the following costs and expenses:

                                       First Quarter 2004 versus
                                          First Quarter 2003
                                          Increase (Decrease)
                                       -------------------------
                                             (In millions)
Energy, principally natural gas             $     (2)

     Our energy costs fluctuate based on the market prices we pay for these commodities.

     Information about our converting and manufacturing facilities follows:

                                                    First Quarter
                                                    2004      2003
                                                    ----      ----
Number of converting and manufacturing
  facilities (at quarter-end)                         19       19
Average operating rates for all product lines:
      High                                            92%      76%
      Low                                             57%      66%

     Average operating rates for first quarter 2004 include the effects of the indefinite closures of our Clarion MDF facility in third quarter 2003 and our Mt. Jewett particleboard facility in second quarter 2003. Excluding these effects, the average operating rates for all product lines during the first quarter 2004 would range from a high of 95 percent to a low of 76 percent.

     We sold 430 acres of high-value land in first quarter 2004 and 253 acres in first quarter 2003. These sales increased segment operating income by $3 million in first quarter 2004 and $1 million in first quarter 2003.

     We continue our efforts to enhance return on investment. This includes reviewing operations that are unable to meet return objectives and determining appropriate courses of action. In addition, we are continuing to address market and production cost issues at our MDF facilities, including the Del-Tin Fiber joint venture. During first quarter 2004, we revised our strategic alternatives for the intended use of our Clarion MDF facility to now include a possible sale of this facility during 2004. As a result, during first quarter 2004, we recognized a $12 million impairment charge related to the Clarion MDF facility based on the probability that we will not be able to recover our entire investment in this facility. The accounting effect of this item is included in other operating expenses and is excluded from segment operating income.

Financial Services

     A summary of our financial services results follows:

                                           First Quarter
                                           2004      2003
                                           ----      ----
                                           (In millions)
     Net interest income                    $ 100    $  95
     Segment operating income                  53       39

     Information concerning our interest rate spread follows:


                                               First Quarter
                                    -----------------------------------
                                          2004               2003
                                    ---------------    ----------------
                                    Average  Yield/    Average   Yield/
                                    Balance   Rate     Balance    Rate
                                    -------  ------    -------   ------
                                         (Dollars in millions)
  Earning assets                    $16,222   4.34%    $16,845    4.59%
  Interest-bearing liabilities       15,136   2.01%     15,544    2.52%
                                              ----                ----
      Interest rate spread                    2.33%               2.07%
                                              ====                ====


     Near year-end 2003 a sizable portion of our certificates of deposit liabilities that were issued in previous years, and that carried rates substantially above 2003 rates, matured.

     We remain in an asset sensitive position, which means that increases in interest rates generally increase our net interest income and decreases in interest rates generally decrease our net interest income. Since first quarter 2003, we have reduced our asset sensitivity, primarily by increasing our residential housing assets with loans that have fixed interest rates for the first three to five years, and by shifting our deposit base to include more demand deposits and less certificates of deposits.

     The following tables summarize the composition of earning assets and deposits:

                                        First Quarter-End    Year-End
                                        -----------------    --------
                                          2004      2003       2003
                                          ----      ----       ----
                                            (Dollars in millions)
Residential housing assets (loans and
  securities)                         $  13,326 $   13,014 $   13,492
Other earning assets                      2,964      3,960      3,010
                                         ------     ------     ------
     Total earning assets             $  16,290 $   16,974 $   16,502
                                         ======     ======     ======
Residential housing assets as a
  percentage of total earning assets        82%        77%        82%

Demand deposit and savings accounts   $   5,237 $    4,332 $    5,115
Certificates of deposit                   3,300      4,998      3,583
                                         ------     ------     ------
     Total deposits                   $   8,537 $    9,330 $    8,698
                                         ======     ======     ======


     Other factors affecting operating income include fluctuations in the following noninterest income and expenses:

                                             First Quarter 2004 versus
                                                 First Quarter 2003
                                                Increase (Decrease)
                                             -------------------------
                                                   (In millions)
Noninterest income:
  Gains on mortgage loan sales                      $     (29)
  Servicing rights amortization and impairment            (11)

     The decrease in gains on mortgage loan sales in first quarter 2004 was due to the decline in mortgage loan production activity in first quarter 2004. The decrease in servicing rights amortization and impairment in first quarter 2004 was due to the decrease in prepayments. As mortgage interest rates rise, mortgage loan production activity and servicing rights amortization and impairment generally decline and as mortgage interest rates decline, mortgage loan production activity and servicing rights amortization and impairment generally increase.

     Information regarding mortgage loan production activity follows:

                                                For First Quarter
                                                  2004      2003
                                                  ----      ----
                                               (Dollars in millions)
Loans originated for sale to third parties   $     1,257 $    2,625
Gains on loan sales as a percent of
  originations                                      2.26%      2.06%
Value of mortgage servicing rights retained  $         4 $        6



     Information regarding the mortgage loans we service for others and our mortgage servicing rights follows:

                                                  At First Quarter-End
                                                  or For First Quarter
                                                  --------------------
                                                    2004        2003
                                                    ----        ----
                                                   (Dollars in millions)
Outstanding balance of loans serviced for third
  parties                                       $    7,938    $  7,821
Annualized prepayment rate                              28%         42%
Carrying amount of mortgage servicing rights as
  a percent of principal balance serviced             1.07%       1.19%



     Factors affecting noninterest expense follows:

                                        First Quarter 2004 versus
                                           First Quarter 2003
                                           Increase (Decrease)
                                        -------------------------
                                              (In millions)
Noninterest expense:
  Compensation and benefits                    $     (13)
  Real estate operations                              (5)

     A significant portion of our compensation cost is directly related to our mortgage banking operations' production volume.
In first quarter 2004, compensation costs declined in conjunction with the decline in production volume. A substantial portion of our mortgage banking operations' production-related costs are directly variable with production activities. However, other mortgage banking production-related operating costs are fixed or only partially variable.

Asset Quality and Allowance for Loan Losses

     The following table summarizes various asset quality measures:

                                           First Quarter-End    Year-End
                                           -----------------    --------
                                             2004     2003        2003
                                             ----     ----        ----
                                                 (Dollars in millions)
Non-performing loans                       $  102   $  128     $   65
Restructured operating lease assets            39       42         40
Foreclosed real estate                         27        4         26
                                            -----    -----      -----
  Non-performing assets                    $  168   $  174     $  131
                                            =====    =====      =====
Non-performing loans as a percentage
  of total loans                             1.10%    1.28%      0.71%
Non-performing assets ratio                  1.80%    1.74%      1.42%

Allowance for loan losses as a percent of:
  Non-performing loans                        111%      96%       172%
  Total loans                                1.22%    1.22%      1.22%


     The increase in non-performing loans at first quarter-end 2004 from year-end 2003 principally related to a $33 million commercial real estate loan collateralized by a two-building office complex in which the sole tenant filed bankruptcy. At year-end 2003 and continuing through first quarter-end 2004 we were negotiating with the borrower and carried the loan at the estimated collateral value.

     The following table summarizes changes in the allowance for loan losses:

                                                First Quarter
                                               2004       2003
                                               ----       ----
                                            (Dollars in millions)
Balance at beginning of period              $    111    $   132
  Net charge-offs (recoveries)                     2        (21)
  Provision for loan losses                       --         11
                                               -----      -----
Balance at end of period                    $    113    $   122
                                               =====      =====
Net charge-offs as a percentage of
  average loans outstanding                    (0.10%)     0.86%

     In first quarter 2004, we received a recovery of $2 million on a previously charged-off asset-based loan. In first quarter 2004, we increased our allowance for loan losses for several deteriorating credit loans, but those increases were offset by improvement in the credit quality of other loans. Charge-offs in first quarter 2003 related principally to three asset-based loan and leasing transactions.

Unallocated Expenses, Other (Income) Expense and Interest

     Unallocated general and administrative expenses were $23 million in first quarter 2004 and $19 million in first quarter
2003. The change in first quarter 2004 was principally due to an increase in stock based compensation.

     Other operating (income) expense items are not allocated to business segments. In addition to the items previously discussed within the segments, the remainder of unallocated other operating (income) expense includes expenses related to initiatives to consolidate administrative functions and effect improvements in supply chain management of $5 million in first quarter 2004 and $3 million in first quarter 2003.

     Our parent company interest expense was $32 million in first quarter 2004 and $35 million in first quarter 2003. The change in 2004 was due to a reduction in long-term debt to $1,611 million in first quarter 2004 from $1,879 million in first quarter 2003.

Income Taxes

     Our effective tax rate was 39 percent in first quarter 2004 and 42 percent in first quarter 2003. Differences between the effective tax rate and the statutory rate are due to state income taxes, nondeductible items, foreign operating losses, and other items for which no financial benefit is recognized until realized.

Average Shares Outstanding

     Our average diluted shares outstanding were 55.6 million in first quarter 2004 and 54.0 million in first quarter 2003. The change in 2004 was principally due to employee exercises of stock options and the issuance of restricted stock units during first quarter 2004.

Capital Resources and Liquidity for the First Quarter 2004

     A significant portion of our consolidated net assets invested in financial services is subject, in varying degrees, to regulatory rules and regulations including restrictions on the ability of financial services to pay dividends to the parent company. Accordingly, the parent company and the financial services capital resources and liquidity are discussed separately.

Parent Company

Operating Activities

     Cash provided by operations was $20 million in first quarter 2004 and first quarter 2003. Depreciation and other non-cash charges and credits were $96 million in first quarter 2004 and $86 million in first quarter 2003. Dividends received from financial services were $30 million in first quarter 2004 and $35 million in first quarter 2003. Our working capital needs increased $79 million in first quarter 2004 and $47 million in first quarter 2003. The change was principally due to an increase in receivables. Working capital is always subject to the timing of payments on payables and collections on receivables.

Investing Activities

     Our investing activities used $22 million in first quarter 2004 and $2 million in first quarter 2003. The change was principally due to a decrease in proceeds from sales of non-strategic assets and operations. Capital expenditures were $28 million in first quarter 2004, 50 percent of depreciation, and $29 million in first quarter 2003, 49 percent of depreciation.

     We made no capital contributions to financial services in first quarter 2004 or first quarter 2003.

Financing Activities

     Our financing activities provided $13 million in first quarter 2004, but used $24 million in first quarter 2003. The change was principally due to employee exercises of stock options. Debt was reduced by $2 million in first quarter 2004.

     We paid cash dividends to our shareholders of $20 million, or $0.36 per share, in first quarter 2004 and $19 million, or $0.34 per share, in first quarter 2003. In February 2004, the Board of Directors increased the quarterly cash dividend to $0.36 per share.

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

     At first quarter-end 2004, we had $562 million in unused borrowing capacity under our credit agreements and $240 million under our accounts receivable securitization program, which matures in May 2007. At quarter-end 2004, we complied with all the terms and conditions of our credit agreements and of our accounts receivable securitization program.

     In April 2004, we issued a redemption notice for all of the outstanding notes of all three series of the 9.38% to 9.88% senior subordinated and senior notes issued by Gaylord. The redemption dates are in May and June 2004. The principal amount held by third parties of $44 million and the related redemption premium of $2 million will be funded by draws under our existing credit agreements or our accounts receivable securitization program or with available cash.

     In addition, timber rights obligations totaling $61 million are due in second quarter and third quarter 2004 and will be funded by draws under our existing credit agreements or our asset securitization program or with available cash.

Financial Services

Operating Activities

     Cash provided by operations was $79 million in first quarter 2004 and $260 million in first quarter 2003. The change was principally because we originated more loans held for sale than we sold during first quarter 2004 as a result of increasing origination volume near the end of the quarter. Loans held for sale are always subject to the timing of loan originations and loan sales.

Investing Activities

     Our investing activities used $368 million in first quarter
2004 and $271 million in first quarter 2003. The change was principally because we settled the purchases of forward-dated securities purchased in 2003.

Financing Activities

     Our financing activities provided $211 million in first quarter 2004 and used $100 million in first quarter 2003. The change was principally because of increased borrowings to fund our securities settlements.

     In first quarter 2004, financial services paid a $30 million dividend to the parent company.

Liquidity

     Our sources of short-term funding are our operating cash flows, new deposits, borrowings under our existing agreements and, if necessary, sales of assets. Assets that can be readily converted to cash or against which we can readily borrow include short-term investments, loans, mortgage loans held for sale, and securities. At first quarter-end 2004, we had available liquidity of $2.4 billion.

Off-Balance Sheet Arrangements

     We enter into commitments to extend credit for loans, leases, and letters of credit in the normal course of our business. We generally require collateral upon funding of these commitments and they carry substantially the same risk as loans. These commitments normally include provisions allowing us to exit the commitment under certain circumstances. At first quarter-end 2004, our unfunded commitments consist of:

(In millions)

Single-family mortgage loans      $  1,230
Other loans                          4,987
Letters of credit                      307
                                    ------
     Total                        $  6,524
                                    ======

Regulatory Limitations

     At first quarter-end 2004, Guaranty met or exceeded all applicable regulatory capital requirements. We expect to maintain Guaranty's capital at a level that exceeds the minimum required for designation as "well capitalized" under the capital adequacy regulations of the Office of Thrift Supervision (OTS). From time to time, we may make capital contributions to or receive dividends from Guaranty.

     Selected financial and regulatory capital data for Guaranty and its consolidated mortgage banking and insurance subsidiaries follow:

                                     First
                                  Quarter-End       Year-End
                                      2004            2003
                                  -----------       ---------
                                          (In millions)
Balance sheet data:
  Total assets                    $    16,974    $    17,247
  Total deposits                        8,537          8,698
  Shareholder's equity                  1,004            999

                                                  For Categorization
                                       Regulatory      as "Well
                              Actual    Minimum      Capitalized"
                              ------    -------      ------------
Regulatory capital ratios:
  Tangible capital            6.35%       2.00%         N/A
  Leverage capital            6.35%       4.00%        5.00%
  Risk-based capital         11.08%       8.00%       10.00%

Pension and Postretirement Matters

      The Medicare Prescription Drug, Improvement and Modernization Act of 2003 was enacted in December 2003. Due to the absence of detailed regulations necessary to implement the act, we have not completed the analysis to determine the effects of the act on our postretirement benefit plans, though it is likely that the effects will ultimately reduce our cost for these plans. In first quarter 2004, the FASB issued FASB Staff Position, No. 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. This staff position allows companies to defer recognizing the effects of the act until authoritative guidance on the accounting for the prescription drug subsidy is issued or until certain other events occur. We elected to defer recognition. As a result, our reported postretirement benefit obligation and the 2004 net periodic benefit cost do not reflect the effects of the act and authoritative accounting guidance when issued could require us to change these amounts.

Energy and the Effects of Inflation

     Energy costs were $70 million in first quarter 2004 compared with $75 million in first quarter 2003. Our energy costs fluctuate based on the market prices we pay for these commodities and on the amount and mix of the types of fuel we may use. We hedge very little of our energy needs. It is likely that these costs will continue to fluctuate during 2004.

Accounting Policies

Critical Accounting Estimates

     In first quarter 2004, there were no significant changes in our critical accounting estimates from those we identified in our Form 10-K for the year 2003.

New Accounting Pronouncements Adopted

     In first quarter 2004, we were required to adopt the following accounting pronouncements:

  * FASB Interpretation No. 46 (revised December 2003),
    Consolidation of Variable Interest Entities an interpretation of ARB No. 51. This interpretation provides guidance for determining whether an entity is a variable interest entity and which beneficiary of the variable interest entity, if any, should consolidate the variable interest entity (the primary beneficiary).

  * Securities and Exchange Commission Staff Accounting Bulletin No.105, Application of Accounting Principles to Loan Commitments. This bulletin applies to loan commitments issued after March 2004 and accounted for as derivative instruments and it precludes the recognition of an asset at the inception of the loan commitment.

The effect of adopting these pronouncements was not significant.

Litigation and Related Matters

     We are involved in various legal proceedings that arise from time to time in the ordinary course of business. We believe that the possibility of a material liability from any of these proceedings is remote, and we do not believe that the outcome of any of these proceedings should have a material adverse effect on our financial position, results of operations, or cash flow.

     Since we filed our Annual Report on Form 10-K for the period ended January 3, 2004, there have been no material developments in pending legal proceedings except as noted below:

Gaylord Chemical Litigation
     This litigation involves the Louisiana class action and approximately 4,000 individual actions consolidated in Hinds County, Mississippi, all of which relate to the October 23, 1995, explosion of a rail tank car of nitrogen tetroxide at the Bogalusa, Louisiana plant of Gaylord Chemical Corporation, a wholly-owned, independently-operated subsidiary of Gaylord Container Corporation.

     As previously reported, on December 9, 2003, Gaylord and Gaylord Chemical agreed in principle to settle all claims, including claims for compensatory and punitive damages, arising from this accident. In exchange for payments by certain insurance carriers and assignment of our insurance coverage rights against the non-settling carriers, Gaylord and Gaylord Chemical received full releases and/or dismissals of all claims for damages, including punitive damages. Neither Gaylord nor Gaylord Chemical contributed to the settlement. The settlement is subject to a fairness hearing and final court approval. The final fairness hearing is currently scheduled for August 6, 2004.

Environmental
     As previously reported, the Ontario Ministry of Environment filed an enforcement action alleging that air emissions from the MDF plant at Pembroke, Ontario, Canada adversely affect surrounding property owners. In April 2004, we agreed to a final settlement in this action that will require payment of fines in the amount of approximately $300,000.

STATISTICAL AND OTHER DATA

Parent Company

     The following table presents revenues and unit sales for our manufacturing segments:


                                                 First Quarter
                                               ----------------
                                               2004        2003
                                               ----        ----
                                             (Dollars in millions)
Revenues<Fa>
Corrugated Packaging
Corrugated packaging                        $      637  $      625
Linerboard                                          36          42
                                                 -----       -----
Total                                       $      673  $      667
                                                 =====       =====
Forest Products
Pine lumber                                 $       79  $       56
Particleboard                                       44          39
Medium density fiberboard                           25          26
Gypsum wallboard                                    23          18
Fiberboard                                          17          14
Other                                               32          27
                                                 -----       -----
Total                                       $      220  $      180
                                                 =====       =====
Unit sales<Fa>
Corrugated Packaging
Corrugated packaging, thousands of tons            841         780
Linerboard, thousands of tons                      112         124
                                                 -----       -----
Total, thousands of tons                           953         904
                                                 =====       =====
Forest Products
Pine lumber, mbf                                   236         198
Particleboard, msf                                 160         155
Medium density fiberboard, msf                      57          64
Gypsum wallboard, msf                              171         161
Fiberboard, msf                                     97          87

  <Fa> Revenues and unit sales do not include joint venture
       operations.

  The following table summarizes the composition of our loan portfolio:



                                         First Quarter      Year-End
                                        --------------
                                        2004      2003        2003
                                        ----      ----      ---------
                                                (In millions)
Single-family mortgage              $   3,351   $  2,743   $  3,255
Single-family mortgage warehouse          345        463        387
Single-family construction                964      1,028        889
Multifamily and senior housing          1,756      1,892      1,769
                                        -----      -----      -----
   Total residential housing            6,416      6,126      6,300
Commercial real estate                    974      1,766      1,015
Commercial and business                   601        662        585
Energy lending                            618        529        562
Asset-based lending and leasing           467        695        499
Consumer and other                        176        190        176
                                        -----      -----      -----
   Total loans                          9,252      9,968      9,137
Less allowance for loan losses           (113)      (122)      (111)
                                        -----      -----      -----
   Loans receivable, net            $   9,139   $  9,846   $  9,026
                                        =====      =====      =====


 ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK

Interest Rate Risk


     Our current level of interest rate risk is primarily due to an asset sensitive position in our financial services segment. The following table illustrates the estimated effect on our pre-tax income of immediate, parallel and sustained shifts in interest rates for the next 12-months at first quarter end 2004, with comparative year-end 2003 information. This estimate considers the effect of changing prepayment speeds, repricing characteristics and average balances over the next 12 months.

                  Increase (Decrease) in Income Before Taxes
                  ------------------------------------------
                   First Quarter 2004       Year-End 2003
                  --------------------  --------------------
                  Parent    Financial   Parent    Financial
                  Company   Services    Company   Services
                  -------   ---------   -------   ---------
                              (In millions)
Change in
Interest Rates
--------------
   +2%            $ (2)      $  14      $ (2)      $   8
   +1%              (1)         34        (1)         28
   -1%               1         (26)        1         (20)


     We did not present a two percent interest rate decrease because of the current low interest rate environment. The analysis assumes that debt reductions from contractual payments will be replaced with short-term variable rate debt; however, that may not be the financing alternative we choose to follow.

     Our financial services segment is subject to interest rate risk to the extent interest-earning assets and interest-bearing liabilities repay or reprice at different times or in differing amounts or both. Our financial services segment is in an asset sensitive position where the rate and prepayment characteristics of its assets are more responsive to changes in market interest rates than its liabilities. In an asset sensitive position, earnings will generally be positively affected in a rising rate environment, but generally will be negatively affected in a falling rate environment.

     Our financial services segment's interest rate sensitivity increased in first quarter 2004, principally because of changes in our deposit base. In first quarter 2004, we issued certificates of deposit that increased the average duration of our deposit base. Also, because of current market pricing for certificates of deposit, we anticipate that in a rising rate environment, certain certificate of deposit rates will not increase as much as the rate changes shown in the table above.

     Additionally, changes in interest rates affect the fair value of our mortgage servicing rights (estimated at $92 million at first quarter-end 2004). We estimate a one percent decline in long-term fixed mortgage rates from current levels would decrease the fair value of the mortgage servicing rights by $21 million.

Foreign Currency Risk

     In first quarter 2004, there were no significant changes in foreign currency risk from that disclosed in our Annual Report on Form 10-K for the year 2003.

Commodity Price Risk

     In first quarter 2004, there were no significant changes in commodity price risk from that disclosed in our Annual Report on Form 10-K for the year 2003.


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

     Since we filed our Annual Report on Form 10-K for the period ended January 3, 2004, there have been no material developments in pending legal proceedings except as noted below:

Gaylord Chemical Litigation
     This litigation involves the Louisiana class action and approximately 4,000 individual actions consolidated in Hinds County, Mississippi, all of which relate to the October 23, 1995, explosion of a rail tank car of nitrogen tetroxide at the Bogalusa, Louisiana plant of Gaylord Chemical Corporation, a wholly-owned, independently-operated subsidiary of Gaylord Container Corporation.

     As previously reported, on December 9, 2003, Gaylord and Gaylord Chemical agreed in principle to settle all claims, including claims for compensatory and punitive damages, arising from this accident. In exchange for payments by certain insurance carriers and assignment of our insurance coverage rights against the non-settling carriers, Gaylord and Gaylord Chemical received full releases and/or dismissals of all claims for damages, including punitive damages. Neither Gaylord nor Gaylord Chemical contributed to the settlement. The settlement is subject to a fairness hearing and final court approval. The final fairness hearing is currently scheduled for August 6, 2004.

Environmental
     As previously reported, the Ontario Ministry of Environment filed an enforcement action alleging that air emissions from the MDF plant at Pembroke, Ontario, Canada adversely affect surrounding property owners. In April 2004, we agreed to a final settlement in this action that will require payment of fines in the amount of approximately $300,000.

Item 2.   Changes in Securities, Use of Proceeds and Issuer
          Purchases of Equity Securities.

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

               During the quarter ended April 3, 2004, the Company filed the following Current Reports on Form 8-K:

1. Current Report on Form 8-K dated February 2, 2004, reporting under Items 9 and 12 a press release issued by the Company announcing earnings for the period ended January 3, 2004.
2. Current Report on Form 8-K dated February 2, 2004, reporting under Item 9 presentation materials of Kenneth M. Jastrow, II, Chief Executive Officer of Temple-Inland Inc., used in Mr. Jastrow's conference call on February 2, 2004, discussing the Company's earnings for the quarter and year ended January 3, 2004.
3. Current Report on Form 8-K dated April 26, 2004, reporting under Items 9 and 12 a press release issued by the Company announcing earnings for the period ended April 3, 2004.
4. Current Report on Form 8-K dated April 27, 2004, reporting under Item 9 presentation materials of Kenneth M. Jastrow, II, Chief Executive Officer of Temple-Inland Inc., used in Mr. Jastrow's conference call on April 27, 2004, discussing the Company's earnings for the quarter ended April 3, 2004.

                           SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   TEMPLE-INLAND INC.
                                      (Registrant)





Dated:  May 11, 2004               By    /s/ Louis R. Brill
                                      Louis R. Brill
                                      Chief Accounting Officer

                        INDEX TO EXHIBITS



Exhibit No.         Description                        Page No.



31.1                Certification of Chief Executive       45
                    Officer pursuant to Exchange Act
                    Rule 13a-14(a), as adopted
                    pursuant to Section 302 of the
                    Sarbanes-Oxley Act of 2002


31.2                Certification of Chief Financial       46
                    Officer pursuant to Exchange Act
                    Rule 13a-14(a), as adopted
                    pursuant to Section 302 of the
                    Sarbanes-Oxley Act of 2002


32.1                Certification of Chief Executive       47
                    Officer pursuant to 18 U.S.C.
                    Section 1350, as adopted pursuant
                    to Section 906 of the Sarbanes-
                    Oxley Act of 2002

32.2                Certification of Chief Financial       48
                    Officer pursuant to 18 U.S.C.
                    Section 1350, as adopted pursuant
                    to Section 906 of the Sarbanes-
                    Oxley Act of 2002