Form 10-Q
period 2004-07-03
TEMPLE INLAND INC
filed 2004-08-12
CIK 731939

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                         FORM 10-Q
(Mark One)

[x]   Quarterly Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934 for the Quarterly Period
      Ended     July 3, 2004

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

      Indicate  the number of shares outstanding of each  of  the issuer's  classes  of common stock, as of the latest  practicable date:
                              Number of common shares outstanding
          Class                       as of July 3, 2004
     Common Stock (par
     value $1.00 per share)               55,723,917

Page 1 of 127                    The Exhibit Index is page 46.

                        TABLE OF CONTENTS


                                                            Page
PART I.  FINANCIAL INFORMATION
  Item 1.  Financial Statements

     Parent company financial statements                      3

     Financial services financial statements                  6

     Consolidated financial statements                        9

     Notes to consolidated financial statements              13

Item 2.  Management's Discussion and Analysis of Financial   22
         Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About      41
         Market Risk

Item 4.  Controls and Procedures                             42

PART II.  OTHER INFORMATION                                  42
Item 1.  Legal Proceedings                                   42

Item 2.  Changes in Securities, Use of Proceeds and Issuer   43
         Purchases of Equity Securities

Item 3.  Defaults Upon Senior Securities                     43

Item 4.  Submission of Matters to a Vote of Security         43
         Holders

Item 5.  Other Information                                   44

Item 6.  Exhibits and Reports on Form 8-K                    44

SIGNATURES                                                   45

                      PART I.  FINANCIAL INFORMATION
                       ITEM 1.  FINANCIAL STATEMENTS

SUMMARIZED STATEMENTS OF INCOME
PARENT COMPANY (TEMPLE-INLAND INC.)
Unaudited

                                       Second Quarter   First Six Months
                                       2004     2003      2004    2003
                                       ----     ----      ----    ----
                                                (In millions)

NET REVENUES                         $   940    $ 877  $  1,833   $ 1,724

COSTS AND EXPENSES
  Cost of sales                          800      802     1,600     1,599
  Selling                                 25       28        53        57
  General and administrative              43       45        89        90
  Other (income) expense                   5       21        24        30
                                       -----    -----     -----     -----
                                         873      896     1,766     1,776
                                       -----    -----     -----     -----
                                          67      (19)       67       (52)
FINANCIAL SERVICES EARNINGS               59       42       112        81
                                       -----    -----     -----     -----
OPERATING INCOME                         126       23       179        29
  Interest expense                       (34)     (35)      (66)      (70)
  Other expense                           (2)      --        (2)       --
                                       -----    -----     -----     -----
INCOME (LOSS) FROM CONTINUING
  BEFORE TAXES                            90      (12)      111       (41)
  Income tax (expense) benefit           (35)     167       (43)      179
                                       -----    -----     -----     -----
INCOME FROM CONTINUING OPERATIONS         55      155        68       138
  Discontinued operations                  1        1         1         1
                                       -----    -----     -----     -----
INCOME BEFORE ACCOUNTING CHANGE           56      156        69       139
  Effect of accounting change             --       --        --        (1)
                                       -----    -----     -----     -----
NET INCOME                           $    56    $ 156   $    69    $  138
                                       =====    =====     =====     =====



              See the notes to consolidated financial statements.

SUMMARIZED BALANCE SHEETS
PARENT COMPANY (TEMPLE-INLAND INC.)
Unaudited


                                                         Second    Year-
                                                         Quarter    End
                                                          2004      2003
                                                          ----      ----
                                                          (In millions)
                        ASSETS
Current Assets
  Cash and cash equivalents                            $    67   $    20
  Receivables, net of allowances of $15 in 2004
    and $14 in 2003                                        437       359
  Inventories:
    Work in process and finished goods                      90        83
    Raw materials and supplies                             241       247
                                                         -----     -----
    Total inventories                                      331       330
  Prepaid expenses and other                                63        69
                                                         -----     -----
      Total current assets                                 898       778
Investment in Financial Services                         1,120     1,123
Timber and Timberlands                                     499       497
Property and Equipment:
  Land and buildings                                       594       600
  Machinery and equipment                                3,443     3,454
  Construction in progress                                  51        59
  Less allowances for depreciation                      (2,331)   (2,259)
                                                         -----     -----
      Total property and equipment                       1,757     1,854
Goodwill                                                   235       237
Assets of Discontinued Operations                           28        50
Other Assets                                               113        99
                                                         -----     -----
TOTAL ASSETS                                           $ 4,650   $ 4,638
                                                         =====     =====

         LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                     $   223   $   218
  Employee compensation and benefits                        60        72
  Accrued interest                                          25        27
  Accrued property taxes                                    26        23
  Other accrued expenses                                   133       141
  Liabilities of discontinued operations                    22        22
  Current portion of long-term debt                          3         4
                                                         -----     -----
     Total current liabilities                             492       507
Long-Term Debt                                           1,557     1,611
Deferred Income Taxes                                       55        25
Postretirement Benefits                                    144       146
Pension Liability                                          274       250
Other Long-Term Liabilities                                 63       131
                                                         -----     -----
     Total Liabilities                                   2,585     2,670
Shareholders' Equity                                     2,065     1,968
                                                         -----     -----
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $ 4,650   $ 4,638
                                                         =====     =====



              See the notes to consolidated financial statements.

SUMMARIZED STATEMENTS OF CASH FLOW
PARENT COMPANY (TEMPLE-INLAND INC.)
Unaudited


                                                         First Six
                                                           Months
                                                        ------------
                                                        2004    2003
                                                        ----    ----
                                                        (In millions)
CASH PROVIDED BY (USED FOR) OPERATIONS
  Net income (loss)                                  $     69  $   138
  Adjustments:
    Depreciation and amortization                         111      118
    Non-cash stock based compensation                      19       16
    Non-cash pension and postretirement expense            30       27
    Cash contribution to pension and postretirement
      plans                                                (8)      (6)
    Other non-cash charges (credits)                       14     (135)
    Deferred income taxes                                  30       --
    Net earnings of financial services                    (70)     (52)
    Dividends from financial services                      70       70
    Net assets of discontinued operations                  (9)      (1)
    Cumulative effect of accounting change                 --        1
    Other                                                  (5)       8
                                                        -----    -----
                                                          251      184
  Changes in:
    Receivables                                           (78)     (46)
    Inventories                                            (2)      18
    Prepaid expenses and other                              6      (16)
    Accounts payable and accrued expenses                 (14)       2
                                                        -----    -----
                                                          163      142
                                                        -----    -----

CASH PROVIDED BY (USED FOR) INVESTING
  Capital expenditures                                    (64)     (58)
  Sales of non-strategic assets                            61       30
  Other acquisitions and joint ventures                    (3)      (5)
                                                        -----    -----
                                                           (6)     (33)
                                                        -----    -----

CASH PROVIDED BY (USED FOR) FINANCING
  Payments of debt                                        (55)     (74)
  Payments of other long-term liabilities                 (64)      --
  Cash dividends paid to shareholders                     (40)     (37)
  Proceeds from exercise of stock options                  49       --
  Additions to debt                                        --        2
                                                        -----    -----
                                                         (110)    (109)

Effect of exchange rate changes on cash                    --       --
                                                        -----    -----
Net increase (decrease) in cash and cash equivalents       47       --
Cash and cash equivalents at beginning of period           20       17
                                                        -----    -----
Cash and cash equivalents at end of period           $     67  $    17
                                                        =====    =====


              See the notes to consolidated financial statements.

SUMMARIZED STATEMENTS OF INCOME
FINANCIAL SERVICES
Unaudited



                                            Second Quarter   First Six Months
                                            --------------   ----------------
                                            2004     2003     2004      2003
                                            ----     ----     ----      ----
                                                      (In millions)
INTEREST INCOME
  Loans and loans held for sale            $  118    $  131   $  232    $  264
  Securities available-for-sale                14        18       29        37
  Securities held-to-maturity                  43        37       89        77
  Other earning assets                         --         1        1         2
                                             ----      ----     ----      ----
    Total interest income                     175       187      351       380
INTEREST EXPENSE
  Deposits                                     33        49       67       102
  Borrowed funds                               43        44       85        89
                                             ----      ----     ----      ----
    Total interest expense                     76        93      152       191
                                             ----      ----     ----      ----
NET INTEREST INCOME                            99        94      199       189
  (Provision) credit for loan losses            4       (20)       4       (31)
                                             ----      ----     ----      ----
NET INTEREST INCOME AFTER (PROVISION)
  CREDIT FOR LOAN LOSSES                      103        74      203       158
                                             ----      ----     ----      ----
NONINTEREST INCOME
  Loan servicing fees                           8         7       16        16
  Amortization and impairment of servicing
    rights                                     (6)      (23)     (13)      (41)
  Loan origination and sale of loans           46        88       83       154
  Real estate operations                       20        12       35        20
  Insurance commissions and fees               13        12       24        22
  Service charges on deposits                  11         9       20        17
  Operating lease income                        3         3        6         5
  Other                                         8        10       17        20
                                             ----      ----     ----      ----
    Total noninterest income                  103       118      188       213
                                             ----      ----     ----      ----
NONINTEREST EXPENSE
  Compensation and benefits                    74        91      144       174
  Loan servicing and origination                4         4        6         7
  Real estate operations, other than
    compensation                               12         8       20        15
  Insurance operations, other than
    compensation                                2         1        3         3
  Occupancy                                     7         8       15        16
  Data processing                               5         6        9        13
  Other                                        43        32       82        62
                                             ----      ----     ----      ----
    Total noninterest expense                 147       150      279       290
                                             ----      ----     ----      ----
INCOME BEFORE TAXES                            59        42      112        81
  Income tax (expense)                        (22)      (15)     (42)      (29)
                                             ----      ----     ----      ----
NET INCOME                                 $   37    $   27   $   70    $   52
                                             ====      ====     ====      ====



              See the notes to consolidated financial statements.

SUMMARIZED BALANCE SHEETS
FINANCIAL SERVICES
Unaudited

                                                      Second
                                                      Quarter Year-End
                                                       2004     2003
                                                       ----     ----
                                                        (In millions)
                      ASSETS
Cash and cash equivalents                           $    353   $    379
Loans held for sale                                      566        551
Loans, net of allowance for losses of $100 in 2004     9,414      9,026
and $111 in 2003
Securities available-for-sale                          1,241      1,374
Securities held-to-maturity                            4,425      5,267
Real estate                                              252        295
Premises and equipment, net                              172        164
Accounts, notes and accrued interest receivable          130        138
Goodwill                                                 158        147
Mortgage servicing rights                                 90         89
Other assets                                             212        231
                                                      ------     ------
TOTAL ASSETS                                        $ 17,013   $ 17,661
                                                      ======     ======

       LIABILITIES AND SHAREHOLDER'S EQUITY
Deposits                                            $  8,813   $  8,698
Federal Home Loan Bank advances                        4,579      4,992
Securities sold under repurchase agreements            1,577      1,327
Obligations to settle trade date securities                3        567
Other liabilities                                        417        410
Other borrowings                                         199        239
Preferred stock issued by subsidiaries                   305        305
                                                      ------     ------
TOTAL LIABILITIES                                     15,893     16,538
                                                      ------     ------
SHAREHOLDER'S EQUITY                                   1,120      1,123
                                                      ------     ------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY          $ 17,013   $ 17,661
                                                      ======     ======






              See the notes to consolidated financial statements.

SUMMARIZED STATEMENTS OF CASH FLOWS
FINANCIAL SERVICES
Unaudited


                                                     First Six Months
                                                     ----------------
                                                      2004       2003
                                                      ----       ----
                                                       (In millions)

CASH PROVIDED BY (USED FOR) OPERATIONS
  Net income                                          $   70     $   52
  Adjustments:
    Depreciation of premises and equipment                12         12
    Depreciation of leased assets                          4          4
    Amortization and impairment of servicing rights       13         41
    Provision (credit) for loan losses                    (4)        31
    Amortization and accretion of financial
      instruments                                          9          9
    Deferred income taxes                                  4         (9)
                                                       -----      -----
                                                         108        140
  Changes in:
    Loans held for sale, originations of loans        (3,932)    (7,477)
    Loans held for sale, sales of loans                3,902      7,495
    Collections on loans services for others, net         (1)       (31)
    Other                                                 13         49
                                                       -----      -----
                                                          90        176
                                                       -----      -----

CASH PROVIDED BY (USED FOR) INVESTING
  Securities available-for-sale:
    Purchases                                            (28)        (4)
    Principal payments and maturities                    157        312
  Securities held-to-maturity:
    Purchases                                           (666)    (1,112)
    Principal payments and maturities                    933        960
  Loans originated or acquired, net of collections      (448)       (44)
  Sale of loans                                           35         23
  Acquisitions, net of cash acquired                     (15)        (1)
  Capital expenditures                                   (18)       (11)
  Other                                                   42          4
                                                       -----      -----
                                                          (8)       127
                                                       -----      -----
CASH PROVIDED BY (USED FOR) FINANCING
  Net increase (decrease) in deposits                    116        (29)
  Repurchase agreements and short-term borrowings, net    (8)        58
  Additions to long-term FHLB advances and other
    borrowings                                           183         57
  Payments of long-term FHLB advances and other
    borrowings                                          (341)      (425)
  Dividends paid to parent company                       (70)       (70)
  Other                                                   12          9
                                                       -----      -----
                                                        (108)      (400)
                                                       -----      -----
Net increase (decrease) in cash and cash equivalents     (26)       (97)
Cash and cash equivalents at beginning of period         379        438
                                                       -----      -----
Cash and cash equivalents at end of period          $    353  $     341
                                                       =====      =====




              See the notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
TEMPLE-INLAND INC. AND SUBSIDIARIES
Unaudited


                                           Second Quarter  First Six Months
                                           --------------  ----------------
                                            2004    2003     2004    2003
                                            ----    ----     ----    ----
                                       (In millions, except per share amounts)
REVENUES
  Manufacturing                          $    940  $    877  $  1,833 $  1,724
  Financial Services                          278       305       539      593
                                            -----     -----     -----    -----
                                            1,218     1,182     2,372    2,317
                                            -----     -----     -----    -----

COSTS AND EXPENSES
  Manufacturing                               873       896     1,766    1,776
  Financial Services                          219       263       427      512
                                            -----     -----     -----    -----
                                            1,092     1,159     2,193    2,288
                                            -----     -----     -----    -----
OPERATING INCOME                              126        23       179       29
  Parent company interest                     (34)      (35)      (66)     (70)
  Other expense                                (2)       --        (2)      --
                                            -----     -----     -----    -----
INCOME (LOSS) BEFORE TAXES                     90       (12)      111      (41)
  Income tax (expense) benefit                (35)       167      (43)     179
                                            -----     -----     -----    -----
INCOME FROM CONTINUING OPERATIONS              55       155        68      138
  Discontinued operations                       1         1         1        1
                                            -----     -----     -----    -----
INCOME BEFORE ACCOUNTING CHANGE                56       156        69      139
  Effect of accounting change                  --        --        --       (1)
                                            -----     -----     -----    -----
NET INCOME                               $     56  $    156  $     69 $    138
                                            =====     =====     =====    =====

EARNINGS (LOSS) PER SHARE
  Basic:
    Income from continuing operations    $   0.99  $   2.86  $   1.23 $   2.55
    Discontinued operations                  0.01      0.01      0.01     0.01
    Effect of accounting change                --        --        --    (0.01)
                                            -----     -----     -----    -----
    Net income                           $   1.00  $   2.87  $   1.24 $   2.55
                                            =====     =====     =====    =====

  Diluted:
    Income from continuing operations    $   0.98  $   2.86  $   1.22 $   2.55
    Discontinued operations                  0.01      0.01      0.01     0.01
    Effect of accounting change                --        --        --    (0.01)
                                            -----     -----     -----    -----
    Net income                           $   0.99  $   2.87  $   1.23 $   2.55
                                            =====     =====     =====    =====

DIVIDENDS PAID PER SHARE OF COMMON STOCK $   0.36  $   0.34  $   0.72  $  0.68
                                            =====     =====     =====    =====




              See the notes to consolidated financial statements.

CONSOLIDATING BALANCE SHEETS
TEMPLE-INLAND INC. AND SUBSIDIARIES
Second Quarter 2004
Unaudited



                                            Parent   Financial
                                            Company  Services    Consolidated
                                            -------  --------    ------------
                                                     (In millions)
                 ASSETS
  Cash and cash equivalents               $    67   $    353     $    420
  Loans held for sale                          --        566          566
  Loans receivable                             --      9,414        9,414
  Securities available-for-sale                --      1,241        1,241
  Securities held-to-maturity                  --      4,425        4,425
  Trade receivables                           437         --          437
  Inventories                                 331         --          331
  Timber and timberlands                      499         --          499
  Property and equipment                    1,757        172        1,929
  Goodwill                                    235        158          393
  Other assets                                204        684          852
  Investment in Financial Services          1,120         --           --
                                            -----     ------       ------
    TOTAL ASSETS                          $ 4,650   $ 17,013     $ 20,507
                                            =====     ======       ======

  LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits                                $    --   $  8,813     $  8,813
  Federal Home Loan Bank advances              --      4,579        4,579
  Securities sold under repurchase
    agreements                                 --      1,577        1,577
  Obligations to settle trade date
    securities                                 --          3            3
  Other liabilities                           555        417          952
  Long-term debt                            1,557        199        1,756
  Deferred income taxes                        55         --           39
  Postretirement benefits                     144         --          144
  Pension liability                           274         --          274
  Preferred stock issued by subsidiaries       --        305          305
                                            -----     ------       ------
    TOTAL LIABILITIES                     $ 2,585  $  15,893     $ 18,442
                                            -----     ------       ------

SHAREHOLDERS' EQUITY
  Preferred stock - par value $1 per share:
    authorized 25,000,000 shares; none issued                          --
  Common stock - par value $1 per share:
    authorized 200,000,000 shares; issued
    61,389,552 shares including shares held
    in the treasury                                                    61
  Additional paid-in capital                                          395
  Accumulated other comprehensive loss                               (185)
  Retained earnings                                                 2,052
                                                                    -----
                                                                    2,323
  Cost of shares held in the treasury:
    5,665,635 shares                                                 (258)
                                                                    -----
    TOTAL SHAREHOLDERS' EQUITY                                      2,065
                                                                    -----
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $ 20,507
                                                                   ======




              See the notes to consolidated financial statements.

CONSOLIDATING BALANCE SHEETS
TEMPLE-INLAND INC. AND SUBSIDIARIES
Year-End 2003
Unaudited


                                            Parent   Financial
                                            Company  Services    Consolidated
                                            -------  --------    ------------
                                                     (In millions)
                 ASSETS
  Cash and cash equivalents               $    20   $    379     $     399
  Loans held for sale                          --        551           551
  Loans receivable                             --      9,026         9,026
  Securities available-for-sale                --      1,374         1,374
  Securities held-to-maturity                  --      5,267         5,267
  Trade receivables                           359         --           359
  Inventories                                 330         --           330
  Timber and timberlands                      497         --           497
  Property and equipment                    1,854        164         2,018
  Goodwill                                    237        147           384
  Other assets                                218        753           938
  Investment in Financial Services          1,123         --            --
                                            -----     ------        ------
    TOTAL ASSETS                          $ 4,638   $ 17,661     $  21,143
                                            =====     ======        ======

  LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits                                $    --  $   8,698     $   8,698
  Federal Home Loan Bank advances              --      4,992         4,992
  Securities sold under repurchase
    agreements                                 --      1,327         1,327
  Obligations to settle trade date
    securities                                 --        567           567
  Other liabilities                           638        410         1,033
  Long-term debt                            1,611        239         1,850
  Deferred income taxes                        25         --             7
  Postretirement benefits                     146         --           146
  Pension liability                           250         --           250
  Preferred stock issued by subsidiaries       --        305           305
                                            -----     ------        ------
    TOTAL LIABILITIES                     $ 2,670  $  16,538     $  19,175
                                            -----     ------        ------

SHAREHOLDERS' EQUITY
  Preferred stock - par value $1 per share:
    authorized 25,000,000 shares; none issued                           --
  Common stock - par value $1 per share:
    authorized 200,000,000 shares; issued
    61,389,552 shares including shares held
    in the treasury                                                     61
  Additional paid-in capital                                           377
  Accumulated other comprehensive loss                                (185)
  Retained earnings                                                  2,023
                                                                     -----
                                                                     2,276
                                                                     -----
   Cost of shares held in the treasury:
    6,792,410 shares                                                  (308)
    TOTAL SHAREHOLDERS' EQUITY                                       1,968
                                                                     -----
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $  21,143
                                                                    ======




              See the notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
TEMPLE-INLAND INC. AND SUBSIDIARIES
Unaudited


                                                         First Six Months
                                                         ----------------
                                                          2004       2003
                                                          ----       ----
                                                           (In millions)
CASH PROVIDED (USED FOR) OPERATIONS
  Net income (loss)                                   $      69   $     138
  Adjustments:
    Depreciation and amortization                           127         134
    Amortization and accretion of financial
      instruments                                            22          50
    Provision for loan losses                                (4)         31
    Deferred income taxes                                    34          (9)
    Other non-cash charges (credits)                         14        (135)
    Net assets of discontinued operations                    (9)         (1)
    Cumulative effect of accounting change                   --           1
    Other                                                    49          94
                                                           ----        ----
                                                            302         303
                                                           ----        ----
  Changes in:
    Receivables                                             (78)        (46)
    Inventories                                              (2)         18
    Prepaid expenses and other                                6         (16)
    Accounts payable and accrued expenses                   (14)          2
    Loans held for sale, originations of loans           (3,932)     (7,477)
    Loans held for sale, sales of loans                   3,902       7,495
    Collections on loans services for others, net            (1)        (31)
                                                           ----        ----
                                                            183         248
                                                           ----        ----
CASH PROVIDED BY (USED FOR) INVESTING
  Capital expenditures                                      (82)        (69)
  Sale of non-strategic assets                               61          30
  Securities available-for-sale, net                        129         308
  Securities held-to-maturity, net                          267        (152)
  Loans originated or acquired, net of principal
   collected                                               (448)        (44)
  Proceeds from sale of loans                                35          23
  Acquisitions, net of cash acquired                        (18)         (6)
  Other                                                      42           4
                                                           ----        ----
                                                            (14)         94
                                                           ----        ----
CASH PROVIDED BY (USED FOR) FINANCING
  Deposits, net                                             116         (29)
  Additions to long-term debt                               183          59
  Payments of long-term debt                               (396)       (499)
  Payments of other long-term liabilities                   (64)         --
  Repurchase agreements and short-term borrowings, net       (8)         58
  Cash dividends paid to shareholders                       (40)        (37)
  Proceeds from exercise of stock options                    49          --
  Other                                                      12           9
                                                           ----        ----
                                                           (148)       (439)
                                                           ----        ----
Effect of exchange rate changes on cash                      --          --
                                                           ----        ----
Net increase (decrease) in cash and cash equivalents         21         (97)
Cash and cash equivalents at beginning of period            399         455
                                                           ----        ----
Cash and cash equivalents at end of period            $     420   $     358
                                                           ====        ====




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

     The consolidated financial statements include the accounts of Temple-Inland Inc. and its manufacturing and financial services subsidiaries. Substantially all of our consolidated net assets invested in financial services are subject to regulatory rules and restrictions including restrictions on the ability of financial services to pay dividends to us. Accordingly, included as an integral part of the consolidated financial statements are separate summarized financial statements for our parent company and for our financial services segment.

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

                    TEMPLE-INLAND INC. AND SUBSIDIARIES
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE B - EARNINGS PER SHARE

     Denominators used in computing per share amounts were:


                                        Second Quarter First Six Months
                                        -------------- ----------------
                                        2004     2003    2004    2003
                                        ----     ----    ----    ----
                                                (In millions)
Denominator for basic earnings per share:
  Weighted average common shares
    outstanding                          55.6    54.1     55.3    54.0
  Dilutive effect of:
    Equity purchase contracts              --      --       --      --
    Stock options                         0.6      --      0.6     0.1
                                        -----   -----    -----   -----
Denominator for diluted earnings per
  share                                  56.2    54.1     55.9    54.1
                                        =====   =====    =====   =====

NOTE C - COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) consists of:


                                        Second Quarter First Six Months
                                        -------------- ----------------
                                        2004     2003    2004    2003
                                        ----     ----    ----    ----
                                                (In millions)

Net income                            $   56  $  156 $   69   $   138
Other comprehensive income (loss),
  net of taxes:
  Unrealized gains (losses) on:
    Available-for-sale securities         (1)     (3)    (3)        1
    Derivative instruments                 4      (1)     4        (1)
  Foreign currency translation
    adjustments                           (1)      1     (1)       (2)
                                       -----   -----  -----     -----
Other comprehensive income (loss)          2      (3)    --        (2)
                                       -----   -----  -----     -----
Comprehensive income                  $   58  $  153 $   69   $   136
                                       =====   =====  =====     =====


     At second quarter-end 2004, the aggregate fair value of all of our derivative instruments was a $3 million liability consisting of a $5 million liability for our interest rate swap derivative and a $2 million asset for our linerboard and OCC derivatives. The ineffective portion of the interest rate swap derivative resulted in a $1 million reduction in interest expense in second quarter and first six months 2004. During second quarter 2004, $4 million was reclassified from other comprehensive income into interest expense because it is probable that a portion of the forecasted transaction will not occur.

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

                    TEMPLE-INLAND INC. AND SUBSIDIARIES
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



                                                              Unallocated
                                                              Expenses and
                           Corrugated    Forest    Financial  Other Income
For Second Quarter 2004    Packaging     Products  Services     (Expense)     Total
-----------------------    ----------    --------  ---------  ------------    -----
(In millions)

Revenues from external
  customers                $   687       $  253    $  278       $    --       $ 1,218
Depreciation and
  amortization                  40           13         8             2            63
Operating income                26           65        59           (24)<Fa>      126
Financial services,
  net interest income           --           --        99            --            99
Capital expenditures            23           11         9             2            45
-------------------------------------------------------------------------------------

For First Six Months 2004
or at Second Quarter-End 2004
-----------------------------
(In millions)
Revenues from external
  customers                $ 1,360       $  473   $   539       $    --       $ 2,372
Depreciation and
  amortization                  79           28        16             4           127
Operating income                36           97       112           (66)<Fb>      179
Financial services,
  net interest income           --           --       199            --           199
Total assets                 2,307        1,021    17,013           166        20,507
Capital expenditures            41           19        18             4            82
Goodwill                       235           --       158            --           393
-------------------------------------------------------------------------------------

For Second Quarter 2003
-----------------------
(In millions)
Revenues from external
  customers                $   685       $  192    $  305       $    --       $ 1,182
Depreciation and
  amortization                  42           16         9             1            68
Operating income<Fe>             7           15        44           (43)(c)        23
Financial services,
  net interest income           --           --        94            --            94
Capital expenditures            21            7         6             1            35
-------------------------------------------------------------------------------------

For First Six Months 2003
or at Second Quarter-End 2003
-----------------------------
(In millions)
Revenues from external
  customers                $ 1,352       $  372    $  593       $    --       $ 2,317
Depreciation and
  amortization                  83           32        16             3           134
Operating income<Fe>             9            8        83           (71)<Fd>       29
Financial services,
  net interest income           --           --       189            --           189
Total assets                 2,442        1,116    17,888            99        21,545
Capital expenditures            41           15        11             2            69
Goodwill                       239           --       149            --           388
-------------------------------------------------------------------------------------


<Fa>  Includes other (income) expense for second quarter 2004 of
      $5 million, which consists of a $3 million charge associated with converting and production facility closures, a $1 million charge related to consolidation and supply chain initiatives, and $1 million of other. Of these amounts, $4 million applies to corrugated packaging and $1 million is unallocated.

<Fb>  Includes other (income) expense for first six months 2004 of
      $24 million, which consists of a $17 million charge associated with converting and production facility closures, a $6 million charge related to consolidation and supply chain initiatives, and $1 million of other. Of these amounts, $6 million applies to corrugated packaging, $12 million applies to forest products, and $6 million is unallocated.

<Fc>  Includes other (income) expense for second quarter 2003 of
      $23 million, which consists of a $1 million charge associated with a production facility closure, a $23 million charge related





                    TEMPLE-INLAND INC. AND SUBSIDIARIES
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS





      to consolidation and supply chain initiatives, and other income of $1 million related to the collection of notes previously written off. Of these amounts, $1 million applies to forest products, $2 million applies to financial services, $21 million is unallocated, and the $1 million of other income applies to corrugated packaging.

<Fd>  Includes other (income) expense for first six months 2003 of
      $32 million, which consists of a $7 million charge associated with converting and production facility closures, a $26 million charge related to consolidation and supply chain initiatives, and other income of $1 million related to the collection of notes previously written off. Of these amounts, $5 million applies to corrugated packaging, $1 million applies to forest products, $2 million applies to financial services and $24 million is unallocated.

<Fe>  As a result of the consolidation of our administrative functions and adoption of a shared services concept, beginning first quarter 2004, we changed the way we allocate cost to the business segments. The effect of this change was to increase segment operating income and to increase unallocated expenses by a like amount. Second quarter and first six months 2003 amounts have been reclassified to reflect this change as follows:

                           Originally                          As
                            Reported    Reclassification  Reclassified
                            --------    ----------------  ------------
                                         (In millions)
   Second Quarter 2003
     Corrugated packaging  $    1      $       6       $      7
     Forest products           12              3             15
     Financial services        44             --             44
                            -----          -----          -----
       Segment operating
         income                57              9             66
     Unallocated expenses     (34)            (9)           (43)
                            -----          -----          -----
     Operating income      $   23      $      --       $     23
                            =====          =====          =====

   First Six Months 2003
     Corrugated packaging  $   (3)     $      12       $      9
     Forest products            3              5              8
     Financial services        83             --             83
                            -----          -----          -----
       Segment operating
         income                83             17            100
     Unallocated expenses     (54)           (17)           (71)
                            -----          -----          -----
     Operating income      $   29      $      --       $     29
                            =====          =====          =====


NOTE E - EMPLOYEE BENEFIT PLANS

     The components of net periodic benefit cost of our defined benefit pension plans are:


                                                        First Six
                                     Second Quarter       Months
                                     --------------   ------------
                                      2004    2003     2004   2003
                                      ----    ----     ----   ----
                                             (In millions)
Service costs                        $   6   $   5    $  12  $  11
Interest cost on projected benefit
  obligation                            18      15       36     33
Expected return on plan assets         (17)    (15)     (34)   (32)
Amortization of prior service costs     --       1       --      1
Amortization of net (gain) loss          6       2       12      8
                                      ----    ----     ----   ----
Net periodic benefit cost            $  13   $   8    $  26  $  21
                                      ====    ====     ====   ====



                    TEMPLE-INLAND INC. AND SUBSIDIARIES
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



          The components of net periodic benefit cost of our postretirement benefit plans are:


                                                        First Six
                                     Second Quarter       Months
                                     --------------   ------------
                                      2004    2003     2004   2003
                                      ----    ----     ----   ----
                                             (In millions)
Service costs                        $  1    $   1    $   2  $   2
Interest cost on projected benefit
  obligation                            2        2        4      5
Expected return on plan assets         --       --       --     --
Amortization of prior service costs    (1)      (1)      (2)    (2)
Amortization of net (gain) loss        --        1       --      1
                                     ----     ----     ----   ----
Net periodic benefit cost            $  2    $   3    $   4  $   6
                                     ====     ====     ====   ====


     The Medicare Prescription Drug, Improvement and Modernization Act of 2003 was enacted in December 2003. This act expands Medicare to include, for the first time, coverage for prescription drugs. Our postretirement benefit plans provide for medical coverage, including a prescription drug subsidy, for certain participants. Due to the absence of detailed guidance necessary to implement the act, we are unable to precisely determine its effects on our postretirement benefit plans. However, based on our current understanding and analysis, it is likely that the effects will not significantly reduce our net periodic benefit costs. In second quarter 2004, we adopted FASB Staff Position, No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. This staff position permits us to defer recognizing the effects of the act when we conclude they are not significant until our next annual plan measurement date, September 2004. At that time the effects will be considered and will likely reduce our net periodic benefit cost in 2005 and beyond but not by a significant amount.

NOTE F - STOCK-BASED COMPENSATION

     Prior to 2003, we used the intrinsic value method in accounting for stock-based compensation. As a result, no stock-based compensation expense related to stock options granted prior to 2003 is reflected in net income, as all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Therefore, the cost related to stock-based compensation recognized in net income for second quarter and first six months 2004 and 2003 is less than would have been recognized if the fair value method had been applied to all stock options granted since 1995. The following table illustrates the effect on net income and earnings per share as if the fair value method had been applied to all stock options granted since 1995.

                    TEMPLE-INLAND INC. AND SUBSIDIARIES
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



                                                        First Six
                                     Second Quarter       Months
                                     --------------   ------------
                                      2004    2003     2004   2003
                                      ----    ----     ----   ----
                                             (In millions)
Net income, as reported              $   56  $  156   $   69  $   138
Add: Stock-based compensation
  expense, net of related tax
  effects, included in the
  determination of reported net
  income                                  4       5       13       10
Deduct: Total stock-based
  compensation expense, net of
  related tax effects, determined
  under the fair value based method
  for all awards                         (7)     (8)     (18)     (15)
                                       ----    ----     ----     ----
Pro forma net income                 $   53  $  153   $   64  $   133
                                       ====    ====     ====     ====

Earnings per share:
  Basic, as reported                 $ 1.00  $ 2.87   $ 1.24  $  2.55
  Basic, pro forma                   $ 0.95  $ 2.83   $ 1.18  $  2.46

  Diluted, as reported               $ 0.99  $ 2.87   $ 1.23  $  2.55
  Diluted, pro forma                 $ 0.94  $ 2.83   $ 1.18  $  2.46


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

     At second quarter-end 2004, discontinued operations consist of the chemical business obtained in the 2002 acquisition of Gaylord Container Corporation and accruals related to the 1999 sale of our bleached paperboard operations. At second quarter-end 2004, the assets and liabilities of the discontinued operations include $6 million of working capital, $18 million of property and equipment, and $18 million of environmental and other long-term accruals. Revenues from discontinued operations for second quarter 2004 were $4 million and for first six months 2004 were $8 million.

     During first six months 2004 we sold certain assets used in our specialty packaging operations, our Clarion MDF facility and other non-strategic assets for $72 million of which $61 million was cash and $11 million was a note due in 2009. At second quarter-end 2004, the carrying value of other assets held for sale was $1 million compared with $23 million at year-end 2003.

                    TEMPLE-INLAND INC. AND SUBSIDIARIES
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS





Impairment charges related to and gains or losses recognized upon sale of these assets are included in other operating (income) expense.

NOTE I - OTHER OPERATING (INCOME) EXPENSE


                                 Second Quarter     First Six Months
                                 --------------     ----------------
                                 2004      2003      2004     2003
                                 ----      ----      ----     ----
                                           (In millions)
Expenses associated with
  consolidation of
  administrative functions       $   1    $   21    $    6   $   24
Loss on closure of production
  and converting facilities          3         1        17        7
Collection of notes that were
  previously written off            --        (1)       --       (1)
Other                                1        --         1       --
                                  ----      ----      ----     ----
Total                            $   5    $   21    $   24   $   30
                                  ====      ====      ====     ====


     Expenses associated with the consolidation of administrative functions consist principally of severance, most of which was paid during 2003. During second quarter 2004, we revised our estimates of contractual relocation expense and reduced our accrual for these expenses by $2 million.

     In conjunction with our previously announced plans, we closed one converting facility in first quarter 2004, one converting facility in second quarter 2004 and we intend to close three more converting facilities in third quarter 2004. In addition, during first six months 2004, we recognized a $12 million impairment charge related to our Clarion MDF facility, which we sold during second quarter 2004 for a nominal gain.
Also during second quarter 2004, we sold certain assets used in our specialty packaging operation. As a result, we incurred $4 million in severance and other exit costs during first six months 2004 and expect to incur additional severance and exit costs in third quarter 2004. We also recognized asset impairments and gains (losses) upon disposition of assets of $13 million during first six months 2004 related to these closures.

     A summary of the activity within our accruals for exit costs during second quarter 2004 follow:

                    TEMPLE-INLAND INC. AND SUBSIDIARIES
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



                      Beginning                 Cash       End of
                      of Period    Additions  Payments     Period
                      ---------    ---------  --------     ------
                                      (In millions)
Involuntary
  employee
  termination
  severance         $     3      $      3   $       3      $     3
Contract
  termination
  penalties               6            --          --            6
Environmental
  compliance             11            --          --           11
Demolition               11            --           1           10
                       ----          ----        ----         ----
Total               $    31      $      3   $       4      $    30
                       ====          ====        ====         ====


NOTE J - ACQUISITIONS AND OTHER ITEMS

     During first quarter 2004, financial services acquired an insurance agency for $15 million cash. The purchase price was allocated to acquired assets and liabilities based upon their fair values with $10 million allocated to goodwill. The unaudited pro forma results of operations, assuming the acquisition had been effected at the beginning of the year, would not have been materially different from those reported.

     During second quarter 2004, we recognized a $2 million charge, which is included in other expense, related to our early retirement of $44 million of debt.

NOTE K - ACCOUNTING PRONOUNCEMENTS

     During first quarter 2004, we were required to adopt the following accounting pronouncements:

     FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities an Interpretation of ARB No. 51. This interpretation provides guidance for determining whether an entity is a variable interest entity and which beneficiary of the variable interest entity, if any, should consolidate the variable interest entity. There was no effect on earnings or financial position of adopting this interpretation. Disclosures required by this interpretation follow:

   * In 1999 we entered into an agreement to lease particleboard and medium density fiberboard facilities in Mt. Jewett, PA. The lease is for 20 years and includes fixed price purchase options in 2014 and at the end of the lease. The option prices were intended to approximate the estimated fair values of the facilities at those dates and do not represent a guarantee of the facilities' residual values. After exhaustive efforts, we were unable to determine whether the lease is with a variable interest entity or if there is a primary beneficiary because the unrelated third party lessors will not provide the necessary financial

                    TEMPLE-INLAND INC. AND SUBSIDIARIES
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS




     information. The lease is accounted for as an operating lease and at year-end 2003 our financial interest was limited to our obligation to make the remaining $191 million of contractual lease payments, $10 million per year.

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

     FASB Staff Position, No. FAS 106-2, Accounting and
Disclosure Requirements Related to the Medicare Prescription
Drug, Improvement and Modernization Act of 2003. The effect of adopting this staff position was not significant. See Note E for additional information.

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

Results of Operations for Second Quarter and First Six Months
Ended June 2004 and 2003

Summary

     A summary of our consolidated results for second quarter and first six months follows:


                                    Second Quarter    First Six Months
                                    --------------    ----------------
                                    2004     2003      2004      2003
                                    ----     ----      ----      ----
                                     (In millions, except per share)
Consolidated revenues            $  1,218 $  1,182   $ 2,372  $  2,317
Income (loss) from continuing
  operations                           55      155        68       138
Income (loss) from continuing
  operations, per diluted share      0.98     2.86      1.22      2.55
Average diluted shares
  outstanding                        56.2     54.1      55.9      54.1


     Significant items affecting second quarter 2004 compared with second quarter 2003 income from continuing operations included:

     * a one-time tax benefit of $165 million, $3.05 per diluted share, that was recorded in second quarter 2003;
     * higher corrugated packaging shipments and lower mill and converting costs, partially offset by lower prices;
     * higher pricing and shipments within forest products;
     * improvements in financial services operating income, principally due to higher spreads and lower loan loss provisions, partially offset by lower mortgage origination activity; and

     * charges and expenses of $7 million related to under-performing and non-strategic assets and the consolidation of administrative functions and early retirement of debt.

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

     A summary of the results of operations by business segment follows:


                                       Second Quarter   First Six Months
                                       --------------   ----------------
                                        2004     2003     2004      2003
                                        ----     ----     ----      ----
                                                (In millions)
Revenues
  Corrugated packaging               $   687   $   685  $ 1,360    $1,352
  Forest products                        253       192      473       372
  Financial services                     278       305      539<Fa>   593
                                       -----     -----    -----     -----
    Total revenues                   $ 1,218   $ 1,182  $ 2,372    $2,317
                                       =====     =====    =====     =====
Segment Operating Income
  Corrugated packaging               $    26   $     7  $    36    $    9
  Forest products                         65        15       97         8
  Financial services                      59        44      112        83
                                       -----     -----    -----     -----
    Total segment operating
      income<Fb>                         150        66      245       100
Unallocated expenses<Fb>                 (19)      (20)     (42)      (39)
Other expense<Fc><Fd>                     (7)      (23)     (26)      (32)
Parent company interest                  (34)      (35)     (66)      (70)
                                       -----     -----    -----     -----
Income (loss) before taxes                90       (12)     111       (41)
Income tax (expense) benefit<Fe>         (35)      167      (43)      179
                                       -----     -----    -----     -----
Income  from continuing operations        55       155       68       138
Discontinued operations                    1         1        1         1
Effect of accounting change               --        --       --        (1)
                                       -----     -----    -----     -----
   Net income                        $    56   $   156  $    69    $  138
                                       =====     =====    =====     =====

  <Fa>  Includes the effect of a reclassification of $6 million related to first quarter 2004. The reclassification had no effect on operating income.

  <Fb>  As a result of the consolidation of our administrative functions and adoption of a shared services concept, beginning first quarter 2004, we changed the way we allocate cost to the business segments. The effect of this change was to increase segment operating income and to increase unallocated expenses by a like amount. Second quarter and first six months 2003 amounts have been reclassified to reflect this change as follows:




                           Originally                          As
                            Reported    Reclassification  Reclassified
                            --------    ----------------  ------------
                                         (In millions)
   Second Quarter 2003
     Corrugated packaging  $    1      $       6       $      7
     Forest products           12              3             15
     Financial services        44             --             44
                            -----          -----          -----
       Segment operating
         income                57              9             66
     Unallocated expenses     (34)            (9)           (43)
                            -----          -----          -----
     Operating income      $   23      $      --       $     23
                            =====          =====          =====

   First Six Months 2003
     Corrugated packaging  $   (3)     $      12       $      9
     Forest products            3              5              8
     Financial services        83             --             83
                            -----          -----          -----
       Segment operating
         income                83             17            100
     Unallocated expenses     (54)           (17)           (71)
                            -----          -----          -----
     Operating income      $   29      $      --       $     29
                            =====          =====          =====

     <Fc>  Other (income) expense for second quarter 2004 consists of a
           $3 million charge associated with converting and production facility closures, a $1 million charge related to consolidation and supply chain initiatives, $1 million of other, and a $2 million charge related to the early retirement of debt. Of these amounts, $4 million applies to corrugated packaging and $3 million is unallocated. Other (income) expense for second quarter 2003 consists of a $1 million charge related to a production facility closure, a $23 million charge related to consolidation and supply chain initiatives, and other income of $1 million related to the collection of notes previously written off. Of these amounts $1 million applies to forest products, $2 million applies to financial services, $21 million is unallocated, and $1 million of other income applies to corrugated packaging.

     <Fd>  Other (income) expense for first six months 2004 consists of a $17 million charge associated with converting and production facility closures, a $6 million charge related to consolidation and supply chain initiatives, $1 million of other, and a $2 million premium related to the early redemption of debt. Of these amounts, $6 million applies to corrugated packaging, $12 million to forest products, and $8 million is unallocated. Other (income) expense for first six months 2003 consists of $7 million associated with converting and production facility closures, a $26 million charge related to consolidation and supply chain initiatives, and other income of $1 million relate to the collection of notes previously written off. Of these amounts, $5 million applies to corrugated packaging, $1 million applies to forest products, $2 million applies to financial services and $24 million is unallocated.

     <Fe>  Includes a one-time tax benefit of $165 million in second quarter 2003 and first six months 2003.


Corrugated Packaging

     A summary of our corrugated packaging results follows:

                               Second Quarter    First Six Months
                               --------------    ----------------
                                2004    2003      2004      2003
                                ----    ----      ----      ----
                                          (In millions)
 Revenues                       $ 687   $ 685    $ 1,360   $ 1,352
 Segment operating income          26       7         36         9



     Corrugated packaging shipments continued to improve and inventory levels continued to decline.We announced a $50 per ton increase in the price of linerboard effective March 2004 and a similar increase in corrugated packaging prices effective April 2004. We announced another $50 per ton increase in the price of linerboard effective June 2004 and a similar increase in corrugated packaging prices effective July 2004.


                                Second Quarter         First Six
                                 2004 versus          Months 2004
                                Second Quarter       versus First
                                     2003           Six Months 2003
                                --------------      ---------------
                                       Increase (Decrease)
Corrugated packaging
  Average prices                         (3)%                (4)%
  Shipments per workday, tons             8%                  6%
  Industry shipments, average
    week(msf)<Fa>                         4%                  4%

Linerboard
  Average prices                          7%                 (1)%
  Shipments, tons                       (52)%               (32)%

<Fa> Source: Fibre Box Association


     Compared with first quarter 2004, average corrugated packaging prices were up one percent and shipments per workday were up seven percent. Compared with first quarter 2004, average linerboard prices were up 13 percent while shipments were down 38 percent.

     Linerboard sales and shipments to third parties were down because more of our production was used in our converting facilities.

     In addition to reductions in mill and converting costs, other factors affecting operating income include fluctuations in the following costs and expenses:

                                Second Quarter         First Six
                                 2004 versus          Months 2004
                                Second Quarter       versus First
                                     2003           Six Months 2003
                                --------------      ---------------
                                       Increase (Decrease)
OCC recycled fiber                     $   7              $ 25
Energy, principally natural gas           (1)               (3)
Depreciation                              (2)               (4)
Pension and postretirement                 1                 3


     Our OCC costs averaged $116 per ton during second quarter 2004 compared to $95 per ton during second quarter 2003. Our OCC costs averaged $110 per ton during first six months 2004 compared to $72 per ton during first six months 2003. Our OCC and energy costs fluctuate based on the market prices we pay for these commodities.

     Information about our mills and converting facilities follows:


                                      Second Quarter   First Six Months
                                      --------------   ----------------
                                      2004     2003     2004     2003
                                      ----     ----     ----     ----
                                               (In millions)
Number of converting facilities (at
  quarter-end)                          72       75       72       75
Mill capacity, in thousand tons        827      827    1,654    1,654
Mill production, in thousand tons      849      819    1,680    1,582
Percent mill production used
  internally                            92%      82%      89%      83%
Production downtime, excluding
  routine maintenance, in thousand
  tons                                  --       18       --       64
Corrugated medium purchases from our
  Premier Boxboard Limited LLC joint
  venture, in thousand tons             27       47       55       73


     We continue our efforts to improve return on investment.
These include reviewing operations that are unable to meet return objectives and determining appropriate courses of action, including possibly consolidating and closing additional converting facilities. In conjunction with our previously announced plans:

     * We closed our Dallas, Texas converting facility in March
       2004 and our Raleigh, North Carolina converting facility in April 2004. We announced that we would close one of our Louisville, Kentucky converting facilities, our Mishawaka, Indiana converting facility, and our Rock Hill, Tennessee sheet plant by the end of third quarter 2004. As a result, we paid $2 million in severance cost during second quarter 2004, and we expect to incur additional severance and other exit costs during third quarter 2004. We also recognized asset impairments of $1 million during second quarter 2004 and $2 million during first six months 2004 related to these closures.

     * We sold certain assets used in our specialty packaging operations and other non-strategic assets for $27 million cash during second quarter 2004 and recognized a gain of $1 million. As a result of the sale of the specialty packaging assets, during second quarter 2004, we incurred $1 million in severance and other exit costs, most of which was paid during second quarter 2004.

     The accounting effects of these items are included in other operating expense and are excluded from segment operating income.

Forest Products

     A summary of our forest products results follows:

                                       Second          First Six
                                       Quarter          Months
                                    ------------    -------------
                                    2004    2003    2004     2003
                                    ----    ----    ----     ----
                                             (In millions)
Revenues                           $ 253   $  192   $  473  $  372
Segment operating income (loss)       65       15       97       8



     Product prices and shipments continued to improve due in part to the strong housing and remodeling markets.


                               Second Quarter       First Six Months
                             2004 versus Second    2004 versus First
                                Quarter 2003        Six Months 2003
                             ------------------    -----------------
                                       Increase (Decrease)
                             Average                Average
                             Prices    Shipments    Prices   Shipments
                             -------   ---------    -------  ---------
Lumber                          28%         8%        23%        14%
Particleboard                   27%        16%        21%         9%
Gypsum                          28%        35%        28%        20%
MDF                             14%        19%         8%         3%


     Compared with first quarter 2004, average prices were up 14 percent for lumber, 16 percent for particleboard, eight percent for gypsum, and ten percent for MDF. Shipments were down one percent for lumber, but up one percent for particleboard, 19 percent for MDF and 15 percent for gypsum. Comparisons of shipments for MDF and particleboard are affected by the indefinite closures of our Clarion MDF facility in third quarter 2003 and sale of this facility in second quarter 2004 and by the indefinite closure of our Mt. Jewett particleboard facility in second quarter 2003.

     Information about our converting and manufacturing facilities follows:


                                             Second          First Six
                                             Quarter          Months
                                           ------------    -------------
                                           2004    2003    2004     2003
                                           ----    ----    ----     ----
Number of converting and manufacturing     18      19      18       19
  facilities (at quarter-end)
Average operating rates for all
  product lines:
      High                                102%     80%     91%      77%
      Low                                  61%     59%     59%      62%



     Average operating rates include the effects of the indefinite closure of our Clarion MDF facility in third quarter 2003 and sale of this facility in second quarter 2004 and by the indefinite closure of our Mt. Jewett particleboard facility in second quarter 2003. Excluding these effects, the average operating rates for all product lines during the second quarter 2004 would range from a high of 102 percent to a low of 88 percent and during first six months 2004 would range from a high of 96 percent to a low of 82 percent.

     Information regarding sales of our high value land follows:


                             Second Quarter    First Six Months
                             --------------    ----------------
                              2004     2003     2004     2003
                              ----     ----     ----     ----
Acres sold                     912    1,050    1,342    1,303
Profit included in segment
  operating income (in
  millions)                  $   6   $    5   $    9   $    6


     We continue our efforts to enhance return on investment. These include reviewing operations, including our MDF facilities, that are unable to meet return objectives and determining appropriate courses of action. During second quarter 2004, we sold our Clarion MDF facility and recognized a gain on disposition of less than $1 million and incurred an insignificant amount of severance and related exit costs most of which was paid during second quarter 2004. During first quarter 2004, we recognized an asset impairment of $12 million related to this facility. The accounting effect of this item is included in other operating expense and is excluded from segment operating income.

Financial Services

     A summary of our financial services results follows:


                             Second Quarter    First Six Months
                             --------------    ----------------
                              2004     2003     2004     2003
                              ----     ----     ----     ----
                                         (In millions)
Net interest income            $ 99     $ 94    $ 199    $ 189
Segment operating income         59       44      112       83


     Income continued to improve due in part to our asset/liability position and lower loan loss provisions as a result of asset allocations and general improvements in credit quality. Since second quarter 2003, we have changed our asset portfolio, primarily by increasing our residential housing loans, which have fixed interest rates for the first three to five years and adjustable rates thereafter. We have also changed our deposit base by increasing demand deposits and money market accounts and decreasing certificates of deposit. Given this current position, if interest rates remain relatively stable, it is likely that our net interest income will remain near its current level. However, if interest rates change significantly, it is likely that our net interest income will decline.

     Information concerning our interest rate spread follows:

                                       Second Quarter                     First Six Months
                            -----------------------------------  --------------------------------
                                  2004               2003              2004            2003
                            ---------------    ----------------  --------------- ----------------
                            Average  Yield/    Average   Yield/  Average  Yield/ Average   Yield/
                            Balance   Rate     Balance    Rate   Balance  Rate   Balance    Rate
                            -------  ------    -------   ------  -------  ------ -------   ------
                                                      (Dollars in millions)
Earning assets              $16,201   4.32%    $16,996    4.39%  $16,212  4.33%  $16,921   4.49%
Interest-bearing
  liabilities                15,451   1.97%     15,703    2.36%   15,294  1.99%   15,624   2.44%
                                      ----                ----            ----             ----
Interest rate spread                  2.35%               2.03%           2.34%            2.05%



     The following tables summarize the composition of earning assets and deposits:

                                                     Second Quarter-End
                                                     ------------------
                                                      2004        2003
                                                      ----        ----
                                                   (Dollars in millions)

Residential housing assets (loans and securities)  $  12,962  $   13,269
Other earning assets                                   2,964       3,515
                                                      ------      ------
     Total earning assets                          $  15,926  $   16,784
                                                      ======      ======
Residential housing assets as a percentage of
  total earning assets                                    81%         79%

Demand deposit and savings accounts                $   5,185  $    4,422
Certificates of deposit                                3,628       4,713
                                                      ------      ------
     Total deposits                                $   8,813  $    9,135
                                                      ======      ======


     The decrease in our earning assets was due primarily to a decrease in mortgage loans held for sale and mortgage warehouse loans, as higher mortgage rates resulted in a reduction in the volume of mortgages being refinanced. It is likely that our earning assets will continue to decrease during 2004.

     Other factors affecting operating income include fluctuations in the following noninterest income and expenses:

                                      Second Quarter       First Six Months
                                    2004 versus Second    2004 versus First
                                       Quarter 2003        Six Months 2003
                                   ------------------    -----------------
                                            Increase (Decrease)
                                                (In millions)
Noninterest income:
  Loan origination and sale of loans     $    (42)           $   (71)
  Servicing rights amortization and
    impairment                                (17)               (28)


     The decrease in loan origination and sale of loans was due to the decline in mortgage loan origination activity as refinancing activity slowed considerably. The decrease in servicing rights amortization and impairment was due to the decrease in prepayments. The mortgage servicing impairment valuation allowance was reduced by $3 million in second quarter 2004 and first six months 2004 compared with increases of $5 million in second quarter 2003 and $7 million in first six months 2003. As mortgage interest rates rise, mortgage loan origination activity and servicing rights amortization and impairment generally decline and as mortgage interest rates decline, mortgage loan origination activity and servicing rights amortization and impairment generally increase.

     Information regarding mortgage loan origination activity follows:

                                          Second Quarter  First Six Months
                                          --------------  ----------------
                                           2004     2003    2004    2003
                                           ----     ----    ----    ----
                                              (Dollars in millions)
Loans originated for sale to third
  parties                                $  1,697  $  3,794 $  2,954 $ 6,420

Value of mortgage servicing rights
  retained                               $     11  $     13 $     15 $    19


     Factors affecting noninterest expense follow:

                                      Second Quarter       First Six Months
                                    2004 versus Second    2004 versus First
                                       Quarter 2003        Six Months 2003
                                   ------------------    -----------------
                                            Increase (Decrease)
                                                (In millions)
Noninterest expense:
  Compensation and benefits              $     (17)          $     (30)
  Real estate operations                         4                   5


     A significant portion of our compensation cost is directly related to our mortgage loan origination volume. In second quarter and first six months 2004, compensation costs declined in conjunction with the decline in mortgage loan origination volume. A portion of our mortgage loan origination-related costs is directly variable with origination volume. However, other mortgage loan origination-related operating costs are fixed or only partially variable.

     Information regarding the mortgage loans we service for others and our mortgage servicing rights follows:

                                          Second Quarter  First Six Months
                                          --------------  ----------------
                                           2004     2003    2004    2003
                                           ----     ----    ----    ----
                                              (Dollars in millions)
Outstanding balance of loans             $ 8,128   $ 7,722  $8,128   $ 7,722
  serviced for third parties (at
  quarter-end)
Annualized prepayment rate                    38%       53%     33%       47%
Carrying amount of mortgage
  servicing rights as a percent of
  balance serviced (at quarter-end)          1.11%    1.05%   1.11%     1.05%



     We recently announced plans to reposition our mortgage origination activities, which will reduce costs and our exposure to changing market conditions, including a slow-down in refinance
activity.   While we will still originate mortgage loans for our
own portfolio and, to a lesser extent, for sale to others, we intend to limit our product offerings and reposition our retail origination activities. We will continue to originate loans through broker and correspondent networks and in certain other retail channels, including the retail branches of Guaranty Bank. However, we will likely sell or close many of our retail origination outlets that are not located in bank branches. We expect this repositioning will be substantially completed by year-end 2004. As a result, it is likely that we will recognize during third and fourth quarter 2004, asset impairments and incur severance and other exit costs that could be significant. It is also likely that mortgage loans held for sale, which is included in earning assets, will decline significantly and that our loan-servicing portfolio will decline as we reduce loans serviced for others. On an ongoing basis, these actions are not expected to have a significant effect on our earnings.

Asset Quality and Allowance for Loan Losses

     The following table summarizes various asset quality measures:


                                                 Second Quarter-
                                                      End         Year-End
                                                  2004     2003     2003
                                                  ----     ----     ----
                                                 (Dollars in millions)
Non-performing loans                           $      72 $    79 $    65
Restructured operating lease assets                   38      42      40
Foreclosed real estate                                25      12      26
                                                   -----   -----   -----
  Non-performing assets                        $     135 $   133 $   131
                                                   =====   =====   =====

Non-performing loans as a percentage of
  total loans                                       0.76%   0.81%   0.71%
Non-performing assets ratio                         1.41%   1.37%   1.42%


Allowance for loan losses as a percent of:
  Non-performing loans                               139%    149%    172%
  Total loans                                       1.05%   1.21%   1.22%



     In second quarter 2004, we foreclosed on a $33 million commercial real estate loan and sold the office complex mortgaged as collateral. Currently, we have contracts to sell two of our foreclosed real estate assets for an amount approximating their $19 million carrying value.

     The following table summarizes changes in the allowance for loan losses:

                                          Second Quarter  First Six Months
                                          --------------  ----------------
                                           2004     2003    2004    2003
                                           ----     ----    ----    ----
                                              (Dollars in millions)
Balance at beginning of period           $  113     $  122   $  111  $  132
  Net charge-offs                            (9)       (25)      (7)    (46)
  Provision (credit) for loan
    losses                                   (4)        20       (4)     31
                                           ----       ----     ----    ----
Balance at end of period                 $  100     $  117   $  100  $  117
                                           ====       ====     ====    ====
Net charge-offs as a percentage
of average loans outstanding               0.35%      1.00%    0.13%   0.93%




     Second quarter 2004 and first six months 2004 provision for loan loss was a credit to earnings due to the general improvement in overall loan quality. While several loans required additional loan loss reserves, these were more than offset by principal repayments on loans for which we had previously provided loan loss reserves and recoveries of previously charged-off loans. Second quarter and first six months 2004 charge-offs relate to the foreclosure previously discussed and other loans offset by $3 million in recoveries of previously charged-off asset-based loans. Second quarter and first six months 2003 charge-offs and loan loss provisions were principally related to asset-base loans.

Unallocated Expenses, Other (Income) Expense and Interest

     The change in unallocated expenses in first six months 2004 was principally due to an increase in stock based compensation.

     Other operating (income) expense items are not allocated to business segments. In addition to the items previously discussed within the segments, the remainder of unallocated other operating (income) expense includes expenses related to initiatives to consolidate administrative functions and effect improvements in supply chain management of $1 million in second quarter 2004 and $21 million in second quarter 2003 and $6 million in first six months 2004 and $24 million in first six months 2003. During second quarter 2004, we revised our estimates of relocation expense and reduced our accrual for these expenses by $2 million.

     The change in parent company interest expense in second quarter and first six months 2004 was due to a reduction in long-term debt.

     Other expense consists of a charge related to our early retirement of debt.

Income Taxes

     Our effective tax rate was 39 percent in second quarter 2004 and first six months 2004, the likely effective tax rate for the year 2004. Excluding the one-time tax benefit discussed below, our effective tax benefit was 17 percent in second quarter 2003 and 34 percent in first six months 2003. Differences between the effective tax rate and the statutory rate are due to state income taxes, nondeductible items, foreign operating losses, and other items for which no financial benefit is recognized until realized.

     During second quarter 2003, the Internal Revenue Service concluded its examination of our tax returns through 1996, including matters related to net operating losses and minimum tax credit carryforwards, which resulted from certain deductions following our 1988 acquisition of Guaranty Bank and for which no financial accounting benefit had been recognized. Also, we resolved certain state tax refund claims for the years 1991 through 1994. As a result, valuation allowances and tax accruals previously provided for these matters were no longer required. Accordingly, during second quarter 2003, we recorded a one-time benefit of $165 million, or $3.05 per diluted share. Of this one-time benefit, approximately $26 million represents cash refunds of previously paid taxes plus related interest. The remainder was a non-cash benefit.

Average Shares Outstanding

     The change in average shares outstanding in second quarter
2004 and first six months 2004 was principally due to employee exercises of stock options.

Capital Resources and Liquidity for the First Six Months 2004

     Substantially all of our consolidated net assets invested in financial services are subject to regulatory rules and regulations including restrictions on the ability of financial services to pay dividends to the parent company. Accordingly, the parent company and the financial services capital resources and liquidity are discussed separately.

Parent Company

Operating Activities

     Cash provided by operations was $163 million in first six months 2004 and $142 million in first six months 2003. Depreciation and other non-cash charges and credits were $174 million in first six months 2004 and $26 million in first six months 2003. Dividends received from financial services were $70 million in first six months 2004 and first six months 2003.

     Our working capital needs increased $88 million in first six months 2004 and $42 million in first six months 2003. The change was principally due to an increase in receivables. Working capital is always subject to the timing of payments on payables and collections on receivables.

Investing Activities

     Our investing activities used $6 million in first six months 2004 and $33 million in first six months 2003. Capital expenditures were $64 million in first six months 2004, 58 percent of depreciation, and $58 million in first six months 2003, 49 percent of depreciation. Cash proceeds from sales of non-strategic assets were $61 million in first six months 2004 and $30 million in first six months 2003.

     We made no capital contributions to financial services in first six months 2004 or first six months 2003.

Financing Activities

     Our financing activities used $110 million in first six months 2004 and $109 million in first six months 2003. Debt was reduced by $55 million in first six months 2004. In June 2004, we redeemed all of the outstanding 9.38% to 9.88% senior subordinated and senior notes issued by Gaylord Container Corporation. The principal amount held by third parties was $44 million and the redemption premium was $2 million. Also during second quarter 2004, we paid $64 million of other long-term liabilities, principally timber rights purchase obligations. We issued 938,529 shares of our common stock to employees exercising options having an aggregate exercise price of $49 million.

     We paid cash dividends to our shareholders of $40 million, or $0.36 per share, in first six months 2004 and $37 million, or $0.34 per share, in first six months 2003.

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

     At second quarter-end 2004, we had cash and short-term investments of $67 million. Also, we had $562 million in unused borrowing capacity under our credit agreements and $249 million under our accounts receivable securitization program, which matures in May 2007. At second quarter-end 2004, we complied with all the terms and conditions of our credit agreements and of our accounts receivable securitization program.

     During third quarter 2004, $100 million of 7.25% notes will be due and will be repaid by draws under our existing credit agreements or our accounts receivable securitization program or with available cash.

     As we did during second quarter 2004, from time to time we may continue to refinance existing debt obligations or use available cash flow to retire existing debt obligations before they come due.

Financial Services

Operating Activities

     Cash provided by operations was $90 million in first six months 2004 and $176 million in first six months 2003. The change was principally because we originated more loans held for
sale than we sold during first six months 2004.   Changes in
loans held for sale are always subject to the timing of loan originations and loan sales.

Investing Activities

     Our investing activities used $8 million in first six months
2004 and provided $127 million in first six months 2003. The change was principally because we received less principal payments on mortgage-backed securities as mortgage prepayments decreased in 2004.

Financing Activities

     Our financing activities used $108 million in first six months 2004 and used $400 million in first six months 2003. The change was principally because we repaid fewer borrowings.

     In first six months 2004 and 2003, financial services paid
$70 million in dividends to the parent company.

Liquidity

     Our sources of short-term funding are our operating cash flows, new deposits, borrowings under our existing agreements and, if necessary, sales of assets. Assets that can be readily converted to cash or against which we can readily borrow include short-term investments, loans, mortgage loans held for sale, and securities. At second quarter-end 2004, we had available liquidity of $2.3 billion.

Off-Balance Sheet Arrangements

     We enter into commitments to extend credit for loans, leases, and letters of credit in the normal course of our business. We generally require collateral upon funding of these commitments and they carry substantially the same risk as loans. These commitments normally include provisions allowing us to exit the commitment under certain circumstances. At second quarter-end 2004, our unfunded commitments consist of:

(In millions)

Single-family mortgage loans                    $      740
Other loans                                          5,042
Letters of credit                                      356
                                                    ------
     Total                                      $    6,138
                                                    ======

Regulatory Matters

     At second quarter-end 2004, Guaranty met or exceeded all applicable regulatory capital requirements. We expect to maintain Guaranty's capital at a level that exceeds the minimum required for designation as "well capitalized" under the capital adequacy regulations of the Office of Thrift Supervision (OTS). From time to time, we may make capital contributions to or receive dividends from Guaranty.

     Selected financial and regulatory capital data for Guaranty and its consolidated mortgage banking and insurance subsidiaries follow:


                                             Second
                                           Quarter-End     Year-End
                                              2004           2003
                                           -----------     --------
                                                (In millions)
Balance sheet data:
  Total assets                          $    16,644    $    17,247
  Total deposits                              8,813          8,698
  Shareholder's equity                          998            999



                                                            For
                                                       Categorization
                                          Regulatory     as "Well
                                 Actual    Minimum      Capitalized"
                                 ------   ----------   --------------
Regulatory capital ratios:
  Tangible capital               6.57%       2.00%         N/A
  Leverage capital               6.57%       4.00%        5.00%
  Risk-based capital            10.98%       8.00%       10.00%




     An internal investigation, which is still ongoing, has revealed that our mortgage origination operation failed to file certain regulatory reports on a timely basis and may have violated applicable laws or regulations. We have taken a number of actions as a result of this investigation, including improving compliance controls in the mortgage origination process. We reported these events to the OTS, including the results of our internal investigation and our remediation activities to date. The OTS is authorized to pursue supervisory actions, including the assessment of monetary penalties, to correct violations of certain regulations. We do not expect that monetary penalties or corrective actions, if any, imposed as a result of these circumstances will have a material impact on our financial position or results of operations.

     We have not incurred any material financial loss as a result of this matter and have no reason to believe that our investigation, when completed, will result in any material loss.

Pension and Postretirement Matters

      The Medicare Prescription Drug, Improvement and Modernization Act of 2003 was enacted in December 2003. This act expands Medicare to include, for the first time, coverage for prescription drugs. Our postretirement benefit plans provide for medical coverage, including a prescription drug subsidy, for certain participants. Due to the absence of detailed guidance necessary to implement the act, we are unable to precisely determine its effects on our postretirement benefit plans. However, based on our current understanding and analysis, it is likely that the effects will not significantly reduce our cost for these plans. In second quarter 2004, we adopted FASB Staff Position, No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. This staff position permits us to defer recognizing the effects of the act when we conclude they are not significant until our next annual plan measurement date, September 2004. At that time the effects will be considered and will likely reduce our net periodic benefit cost in 2005 and beyond but not by a significant amount.

Energy and the Effects of Inflation

     Energy costs were $141 million in first six months 2004 compared with $145 million in first six months 2003. Our energy costs fluctuate based on the market prices we pay for these commodities and on the amount and mix of the types of fuel we may use. We hedge very little of our energy needs. It is likely that these costs will continue to fluctuate during 2004.

Accounting Policies

Critical Accounting Estimates

     In second quarter 2004, there were no significant changes in our critical accounting estimates from those we identified in our Form 10-K for the year 2003.

New Accounting Pronouncements Adopted
     In second quarter 2004, we adopted FASB Staff Position, No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. This staff position provides guidance on accounting for the effects of this act on post retirement benefit plans that provide prescription drug benefits.

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

     Since we filed our Quarterly Report on Form 10-Q for the period ended April 3, 2004, there have been no material developments in pending legal proceedings, except as set forth in
Part II, Item 1 hereof.

STATISTICAL AND OTHER DATA

Parent Company

     The following table presents revenues and unit sales for our manufacturing segments:

                                          Second Quarter  First Six Months
                                          --------------  ----------------
                                           2004     2003    2004    2003
                                           ----     ----    ----    ----
                                              (Dollars in millions)
Revenues<Fa>
Corrugated Packaging
Corrugated packaging                     $  661    $  635   $ 1,298  $ 1,260
Linerboard                                   26        50        62       92
                                          -----     -----    ------   ------
Total                                    $  687    $  685   $ 1,360  $ 1,352
                                          =====     =====    ======   ======
Forest Products
Pine lumber                              $   89    $   64   $   168  $   120
Particleboard                                51        36        95       75
Medium density fiberboard                    31        23        56       49
Gypsum wallboard                             28        16        51       34
Fiberboard                                   22        17        39       31
Other                                        32        36        64       63
                                          -----     -----    ------   ------
Total                                    $  253       192       473      372
                                          =====     =====    ======   ======
Unit sales<Fa>
Corrugated Packaging
Corrugated packaging, thousands
  of  tons                                  874      809      1,715    1,589
Linerboard, thousands of tons                70      147        182      271
                                          -----     -----    ------   ------
Total, thousands of tons                    944      956      1,897    1,860
                                          =====     =====    ======   ======
Forest Products
Pine lumber, mbf                            234       216       470      414
Particleboard, msf                          162       140       322      295
Medium density fiberboard, msf               68        57       125      121
Gypsum wallboard, msf                       197       146       368      307
Fiberboard, msf                             113       102       210      189

 <Fa> Revenues and unit sales do not include joint venture
      operations.

  The following table summarizes the composition of our loan portfolio:




                                        Second Quarter-
                                             End             Year-End
                                        2004      2003         2003
                                        ----      ----         ----
                                              (In millions)
Single-family mortgage              $   3,497   $    2,892 $    3,255
Single-family mortgage warehouse          375          502        387
Single-family construction              1,128        1,065        889
Multifamily and senior housing          1,730        1,865      1,769
                                       ------       ------     ------
   Total residential housing            6,730        6,324      6,300
Commercial real estate                    826        1,393      1,015
Commercial and business                   653          623        585
Energy lending                            640          634        562
Asset-based lending and leasing           472          555        499
Consumer and other                        193          182        176
                                       ------       ------     ------
   Total loans                          9,514        9,711      9,137
Less allowance for loan losses           (100)        (117)      (111)
                                       ------       ------     ------
   Loans receivable, net            $   9,414   $    9,594 $    9,026
                                       ======       ======     ======


 ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK

Interest Rate Risk

     Our current level of interest rate risk is primarily due to the lending and funding activities of our financial services segment. The following table illustrates the estimated effect on our pre-tax income of immediate, parallel and sustained shifts in interest rates for the next 12-months at second quarter-end 2004, with comparative year-end 2003 information. This estimate considers the effect of changing prepayment speeds, repricing characteristics and average balances over the next 12 months.


                    Increase (Decrease) in Income Before Taxes
                    ------------------------------------------
                   Second Quarter-End 2004     Year-End 2003
                   -----------------------   -----------------
                   Parent     Financial      Parent     Financial
                   Company    Services       Company    Services
                   -------    ---------      -------    ---------
                               (In millions)
Change in
Interest Rates
--------------
+2%               $   1      $  (8)          $ (2)      $   8
+1%                  --         11             (1)         28
-1%                  --        (29)             1         (20)



     We did not present a two percent interest rate decrease because of the current low interest rate environment. The analysis assumes that debt reductions from contractual payments will be replaced with short-term variable rate debt; however, that may not be the financing alternative we choose to follow.

     Our parent company's interest rate risk is related to our long-term debt and our interest rate swap. Since our parent company debt is primarily fixed rate, interest rate changes are not expected to significantly affect earnings. However, interest rate changes will affect the value of the interest rate swap.

     Our financial services segment is subject to interest rate risk to the extent interest-earning assets and interest-bearing liabilities repay or reprice at different times or in differing amounts or both. Our financial services segment's interest rate sensitivity has changed from year-end 2003, due principally to increases in market interest rates that have occurred since then. The rise in interest rates has resulted in an improved spread relationship between the yields on our earning assets and costs of funding sources, principally because our projected mortgage yields are benefiting from slower prepayments and our deposit rates have lagged the increase in market rates. We believe a further modest increase in interest rates would result in improved income, but to a lesser extent than in the past. However, we expect that would not be the case if interest rates increase significantly because we believe our deposit rates would become more responsive to changes in rates.

     The table above does not reflect the effect of changes in interest rates on the fair value of our mortgage servicing rights (estimated at $100 million at second quarter-end 2004). We estimate a one percent decline in long-term fixed mortgage rates from current levels would decrease the fair value of the mortgage servicing rights by $21 million.

Foreign Currency Risk

     In second quarter 2004, there were no significant changes in foreign currency risk from that disclosed in our Annual
Report on Form 10-K for the year 2003.

Commodity Price Risk

     In second quarter 2004, there were no significant changes in commodity price risk from that disclosed in our Annual Report on Form 10-K for the year 2003.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

     The Company's chief executive officer and its chief financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that the Company's disclosure controls and procedures are adequate and effective to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in internal control over financial reporting.

     There were no changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

     The information set forth in Note G of the Notes to Consolidated Financial Statements in Part I of this report is incorporated by reference thereto.

     Since we filed our Quarterly Report on Form 10-Q for the period ended April 3, 2004, there have been no material developments in pending legal proceedings, except as set forth below:

     As previously reported, on December 9, 2003, Gaylord and its wholly-owned subsidiary, Gaylord Chemical Corporation, agreed in principle to settle all claims, including claims for compensatory and punitive damages, arising from an explosion of a rail tank car in 1995. In exchange for payments by certain insurance carriers and assignment of our insurance coverage rights against the non-settling carriers, Gaylord and Gaylord Chemical received full releases and/or dismissals of all claims for damages, including punitive damages. Neither Gaylord nor Gaylord Chemical contributed to the settlement. The settlement was subject to a fairness hearing and final court approval. The fairness hearing was held on August 6, 2004, at which time the court gave its final approval of the settlement.

     As reported in our Annual Report on Form 10-K for the period ended January 3, 2004, in October 2003, Inland was served with an Administrative Complaint filed by the U. S. Environmental Protection Agency under the Clean Water Act alleging that our box plant in Crawfordsville, Indiana exceeded its permit limits for suspended solids and biochemical oxygen demand. In addition, the Complaint alleged the plant failed to make timely reports of its sampling results and failed to follow proper sampling protocol at various times between 1999 and 2002. The permit exceedences were acknowledged by the City of Crawfordsville at the time, and the City imposed a surcharge, which was paid by the plant. Inland has successfully negotiated a settlement of this matter with the EPA, pursuant to which Inland will pay an agreed fine of $65,000.

Item 2.   Changes in Securities, Use of Proceeds and Issuer
          Purchases of Equity Securities.

          None.

Item 3.   Defaults Upon Senior Securities.

          None.

Item 4.   Submission of Matters to a Vote of Security Holders.

     The Company held its annual meeting of stockholders on May 7, 2004, at which a quorum was present. The table below sets forth the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes for each matter voted upon at that meeting.


                                              Against    Abstentions
                                                or       and Broker
             Matter                 For       Withheld   Non-votes
             ------              ----------  ---------   -----------
1.   Election of five directors
    (a) Donald M. Carlton        49,085,308  1,017,303            --
    (b) E. Linn Draper, Jr.      49,424,206    678,405            --
    (c) Jeffrey M. Heller        49,428,298    674,313            --
    (d) Kenneth M. Jastrow, II   49,027,956  1,074,655            --
    (e) James A. Johnston        49,334,254    768,357            --
2.  Ratification of appointment
    of Ernst & Young LLP.        49,231,721    595,806       275,084


Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

          10.1 - Change in Control Agreement dated May 7, 2004, between the Company and Doyle R. Simons.
          10.2 - Change in Control Agreement dated May 7, 2004, between the Company and J. Patrick Maley, III.
          10.3 - Change in Control Agreement dated May 7, 2004, between the Company and J. Bradley Johnston.
          31.1 - Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
          31.2 - Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
          32.1 - Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
          32.2 - Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          (b)  Reports on Form 8-K

               During the quarter ended July 3, 2004, the Company filed the following Current Reports on Form 8-K:

1. Current Report on Form 8-K dated April 26, 2004, reporting under Items 9 and 12 a press release issued by the Company announcing earnings for the period ended April 3, 2004.
2. Current Report on Form 8-K dated April 27, 2004, reporting under Item 9 presentation materials of Kenneth M. Jastrow, II, Chief Executive Officer of Temple-Inland Inc., used in Mr. Jastrow's conference call on April 27, 2004, discussing the Company's earnings for the quarter ended April 3, 2004.

                           SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   TEMPLE-INLAND INC.
                                      (Registrant)





Dated:  August 12, 2004       By    /s/ Louis R. Brill
                                ---------------------------
                                Louis R. Brill
                                Chief Accounting Officer

                        INDEX TO EXHIBITS



Exhibit No.         Description                        Page No.

10.1                Change in Control Agreement dated     47
                    May 7, 2004, between the Company
                    and Doyle R. Simons

10.2                Change in Control Agreement dated     72
                    May 7, 2004, between the Company
                    and J. Patrick Maley, III

10.3                Change in Control Agreement dated     97
                    May 7, 2004, between the Company
                    and J. Bradley Johnston

31.1                Certification of Chief Executive     122
                    Officer pursuant to Exchange Act
                    Rule 13a-14(a), as adopted
                    pursuant to Section 302 of the
                    Sarbanes-Oxley Act of 2002


31.2                Certification of Chief Financial     124
                    Officer pursuant to Exchange Act
                    Rule 13a-14(a), as adopted
                    pursuant to Section 302 of the
                    Sarbanes-Oxley Act of 2002


32.1                Certification of Chief Executive     126
                    Officer pursuant to 18 U.S.C.
                    Section 1350, as adopted pursuant
                    to Section 906 of the Sarbanes-
                    Oxley Act of 2002

32.2                Certification of Chief Financial     127
                    Officer pursuant to 18 U.S.C.
                    Section 1350, as adopted pursuant
                    to Section 906 of the Sarbanes-
                    Oxley Act of 2002