Form 10-Q
period 2004-10-02
TEMPLE INLAND INC
filed 2004-11-12
CIK 731939

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
              _____________________________________

                            FORM 10-Q
(Mark One)
[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period
      Ended     October 2, 2004
                               OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period
      From  -----------------    to   ------------------

               Commission File Number:  001-08634

                       Temple-Inland Inc.
     (Exact name of registrant as specified in its charter)

           Delaware                         75-1903917
(State or other jurisdiction of  (I.R.S. Employer Identification
incorporation or organization)               Number)

        1300 MoPac Expressway South, Austin, Texas 78746
  (Address of Principal Executive Offices, including Zip code)

                         (512) 434-5800
      (Registrant's telephone number, including area code)

                         Not Applicable
 (Former Name, Former Address and Former Fiscal Year, if Changed
                       Since Last Report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes [x]  No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [x]  No [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                     Number of common shares
                                           outstanding
             Class                    as of October 2, 2004
            ------                    ---------------------
 Common Stock (par value $1.00              55,991,644
          per share)


Page 1 of 47                        The Exhibit Index is page 41.

                               CONTENTS

                                                             Page
                                                             ----
PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements

   Parent company financial statements                          3

   Financial services financial statements                      6

   Consolidated financial statements                            9

   Notes to consolidated financial statements                  13

 Item 2.  Management's Discussion and Analysis of              21
          Financial Condition and Results of Operations

 Item 3.  Quantitative and Qualitative Disclosures About       37
          Market Risk

 Item 4.  Controls and Procedures                              38

PART II.  OTHER INFORMATION                                    38

 Item 1.  Legal Proceedings                                    38

 Item 2.  Unregistered Sales of Equity Securities and Use      38
          of Proceeds

 Item 3.  Defaults Upon Senior Securities                      38

 Item 4.  Submission of Matters to a Vote of Security          38
          Holders

 Item 5.  Other Information                                    39

 Item 6.  Exhibits and Reports on Form 8-K                     39

SIGNATURES                                                     40

                    PART I.  FINANCIAL INFORMATION
                     ITEM 1.  FINANCIAL STATEMENTS

SUMMARIZED STATEMENTS OF INCOME
PARENT COMPANY (TEMPLE-INLAND INC.)
Unaudited


                                        Third        First Nine
                                       Quarter         Months
                                     -----------    -----------
                                     2004   2003    2004   2003
                                     ----   ----    ----   ----
                                           (In millions)

NET REVENUES                       $  955  $  878  $ 2,788  $ 2,602

COSTS AND EXPENSES
  Cost of sales                       804     799    2,408    2,398
  Selling                              25      28       76       85
  General and administrative           41      40      128      130
  Other operating (income) expense      4      15       28       45
                                    -----   -----    -----    -----
                                      874     882    2,640    2,658
                                    -----   -----    -----    -----
                                       81      (4)     148      (56)
FINANCIAL SERVICES EARNINGS            16      48      128      129
                                    -----   -----    -----    -----
OPERATING INCOME                       97      44      276       73
  Interest expense                    (31)    (33)     (97)    (103)
  Other non-operating expense           -      (8)      (2)      (8)
                                    -----   -----    -----    -----
INCOME (LOSS) FROM CONTINUING          66       3      177      (38)
  OPERATIONS BEFORE TAXES
  Income tax (expense) benefit        (26)     (6)     (69)     173
                                    -----   -----    -----    -----
INCOME (LOSS) FROM CONTINUING          40      (3)     108      135
  OPERATIONS
  Discontinued operations               1       -        2        1
                                    -----   -----    -----    -----
INCOME (LOSS) BEFORE ACCOUNTING        41      (3)     110      136
  CHANGE
  Effect of accounting change           -       -        -       (1)
                                    -----   -----    -----    -----
NET INCOME (LOSS)                  $   41  $   (3)  $  110   $  135
                                    =====   =====    =====    =====





             See the notes to consolidated financial statements.

SUMMARIZED BALANCE SHEETS
PARENT COMPANY (TEMPLE-INLAND INC.)
Unaudited

                                          Third Quarter     Year-End
                                              2004            2003
                                              ----            ----
                                                 (In millions)
                 ASSETS
Current Assets
  Cash and cash equivalents               $       15   $      20
  Receivables, net of allowances of $15          445         359
    in 2004 and $14 in 2003
  Inventories:
    Work in process and finished goods            99          83
    Raw materials and supplies                   273         247
                                               -----       -----
    Total inventories                            372         330
  Prepaid expenses and other                      67          69
                                               -----       -----
      Total current assets                       899         778
Investment in financial services               1,129       1,123
Timber and timberlands                           497         497
Property and equipment:
  Land and buildings                             592         600
  Machinery and equipment                      3,474       3,454
  Construction in progress                        47          59
  Less allowances for depreciation            (2,366)     (2,259)
                                               -----       -----
      Total property and equipment             1,747       1,854
Goodwill                                         235         237
Assets of discontinued operations                 28          50
Other assets                                     111          99
                                               -----       -----
TOTAL ASSETS                              $    4,646   $   4,638
                                               =====       =====

  LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable                        $      211   $     218
  Employee compensation and benefits              73          72
  Accrued interest                                25          27
  Accrued property taxes                          30          23
  Other accrued expenses                         150         141
  Liabilities of discontinued operations          23          22
  Current portion of long-term debt                3           4
                                               -----       -----
     Total current liabilities                   515         507
Long-term debt                                 1,457       1,611
Deferred income taxes                             80          25
Postretirement benefits                          144         146
Pension liability                                285         250
Other long-term liabilities                       61         131
                                               -----       -----
     Total Liabilities                         2,542       2,670
Shareholders' Equity                           2,104       1,968
                                               -----       -----
TOTAL LIABILITIES AND SHAREHOLDERS'       $    4,646   $   4,638
  EQUITY                                       =====       =====





             See the notes to consolidated financial statements.

SUMMARIZED STATEMENTS OF CASH FLOW
PARENT COMPANY (TEMPLE-INLAND INC.)
Unaudited


                                               First Nine
                                                 Months
                                               ----------
                                             2004       2003
                                             ----       ----
                                              (In millions)
CASH PROVIDED BY (USED FOR) OPERATIONS
  Net income                               $   110   $    135
  Adjustments:
    Depreciation and amortization              166        176
    Non-cash stock based compensation           26         22
    Non-cash pension and postretirement         45         41
      expense
    Cash contribution to pension and           (13)       (11)
      postretirement plans
    Other non-cash charges (credits)            14       (133)
    Deferred income taxes                       53         10
    Net earnings of financial services         (79)       (83)
    Dividends from financial services           70        120
    Joint venture earnings                     (19)        (2)
    Dividends from joint ventures               10          4
    Net assets of discontinued operations       (9)        (1)
    Cumulative effect of accounting change       -          1
    Other                                       16         12
                                             -----      -----
                                               390        291
  Changes in:
    Receivables                                (86)       (48)
    Inventories                                (44)        18
    Prepaid expenses and other                   3         (9)
    Accounts payable and accrued expenses        8         12
                                             -----      -----
                                               271        264
                                             -----      -----

CASH PROVIDED BY (USED FOR) INVESTING
  Capital expenditures                        (117)       (96)
  Sales of non-strategic assets                 63         36
  Other acquisitions and joint ventures         (3)        (7)
                                             -----      -----
                                               (57)       (67)
                                             -----      -----

CASH PROVIDED BY (USED FOR) FINANCING
  Payments of debt                            (155)      (169)
  Payments of other long-term liabilities      (64)         -
  Cash dividends paid to shareholders          (60)       (55)
  Proceeds from exercise of stock options       60          -
  Additions to debt                              -         24
                                             -----      -----
                                              (219)      (200)
                                             -----      -----
                                                (5)        (3)
Effect of exchange rate changes on cash          -          -
                                             -----      -----
Net increase (decrease) in cash and cash        (5)        (3)
  equivalents
Cash and cash equivalents at beginning of
  period                                        20         17
                                             -----      -----
Cash and cash equivalents at end of period $    15   $     14
                                             =====      =====




             See the notes to consolidated financial statements.

SUMMARIZED STATEMENTS OF INCOME
FINANCIAL SERVICES
Unaudited


                                          Third Quarter  First Nine Months
                                          -------------  -----------------
                                           2004   2003      2004   2003
                                           ----   ----      ----   ----
                                                  (In millions)
INTEREST INCOME
  Loans and loans held for sale          $  122  $  129    $ 354   $ 393
  Securities available-for-sale              13      16       42      54
  Securities held-to-maturity                40      33      129     109
  Other earning assets                        1       1        2       3
                                           ----    ----     ----    ----
    Total interest income                   176     179      527     559
INTEREST EXPENSE
  Deposits                                   37      43      104     145
  Borrowed funds                             43      41      128     130
                                           ----    ----     ----    ----
    Total interest expense                   80      84      232     275
                                           ----    ----     ----    ----
NET INTEREST INCOME                          96      95      295     284
  (Provision) credit for loan losses          5     (13)       9     (44)
                                           ----    ----     ----    ----
NET INTEREST INCOME AFTER (PROVISION)       101      82      304     240
                                           ----    ----     ----    ----
NON-INTEREST INCOME
  Loan servicing fees                         8       8       24      24
  Amortization and impairment of            (21)    (12)     (34)    (53)
  Loan origination and sale of loans         34      71      117     225
  Real estate operations                      8      14       43      34
  Insurance commissions and fees             12      12       36      33
  Service charges on deposits                11       9       31      26
  Operating lease income                      2       3        8       8
  Other                                       9       8       26      29
                                           ----    ----     ----    ----
    Total non-interest income                63     113      251     326
                                           ----    ----     ----    ----
NON-INTEREST EXPENSE
  Compensation and benefits                  65      84      209     256
  Loan servicing and origination              3       5        9      12
  Real estate operations, other than          4       9       24      24
  Insurance operations, other than            1       1        4       4
  Occupancy                                   9       9       24      25
  Data processing                             5       7       14      20
  Other                                      40      31      122      93
  Charges related to asset impairments
    and severance                            21       1       21       3
                                           ----    ----     ----    ----
    Total non-interest expense              148     147      427     437
                                           ----    ----     ----    ----
INCOME BEFORE TAXES                          16      48      128     129
  Income tax (expense)                       (7)    (17)     (49)    (46)
                                           ----    ----     ----    ----
NET INCOME                               $    9  $   31    $  79   $  83
                                           ====    ====     ====    ====



             See the notes to consolidated financial statements.

SUMMARIZED BALANCE SHEETS
FINANCIAL SERVICES
Unaudited


                                            Third Quarter  Year-End
                                                2004         2003
                                             ---------     --------
                                                  (In millions)
                   ASSETS
Cash and cash equivalents                     $     421   $    379
Loans held for sale                                 535        551
Loans, net of allowance for losses of $96 in
  2004 and $111 in 2003                           9,690      9,026
Securities available-for-sale                     1,170      1,374
Securities held-to-maturity                       4,232      5,267
Real estate                                         241        295
Premises and equipment, net                         174        164
Accounts, notes and accrued interest
  receivable                                        133        138
Goodwill                                            152        147
Mortgage servicing rights                             -         89
Assets held for sale                                 67          -
Other assets                                        222        231
                                                 ------     ------
TOTAL ASSETS                                  $  17,037   $ 17,661
                                                 ======     ======

    LIABILITIES AND SHAREHOLDER'S EQUITY
Deposits                                      $   8,991   $  8,698
Federal Home Loan Bank advances                   4,834      4,992
Securities sold under repurchase agreements       1,162      1,327
Obligations to settle trade date securities           -        567
Other liabilities                                   418        410
Other borrowings                                    198        239
Preferred stock issued by subsidiaries              305        305
                                                 ------     ------
TOTAL LIABILITIES                                15,908     16,538
                                                 ------     ------
SHAREHOLDER'S EQUITY                              1,129      1,123
                                                 ------     ------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY    $  17,037   $ 17,661
                                                 ======     ======





             See the notes to consolidated financial statements.

SUMMARIZED STATEMENTS OF CASH FLOWS
FINANCIAL SERVICES
Unaudited


                                                    First Nine Months
                                                    -----------------
                                                      2004    2003
                                                      ----    ----
                                                      (In millions)
CASH PROVIDED BY (USED FOR) OPERATIONS
  Net income                                       $    79  $    83
  Adjustments:
    Depreciation of premises and equipment              18       18
    Depreciation of leased assets                        7        6
    Amortization and impairment of servicing
      rights                                            34       53
    Non-cash charges related to mortgage
      banking repositioning                             17        -
    Provision (credit) for loan losses                  (9)      44
    Amortization and accretion of financial
      instruments                                       14       17
    Deferred income taxes                               (9)     (12)
                                                     -----    -----
                                                       151      209
  Changes in:
    Loans held for sale, originations of loans      (5,464) (11,144)
    Loans held for sale, sales of loans              5,479   11,611
    Collections on loans services for others, net       (5)     (24)
    Other                                               (1)     (41)
                                                     -----    -----
                                                       160      611
                                                     -----    -----

CASH PROVIDED BY (USED FOR) INVESTING
  Securities available-for-sale:
    Purchases                                          (28)     (17)
    Principal payments and maturities                  229      452
  Securities held-to-maturity:
    Purchases                                         (896)  (2,008)
    Principal payments and maturities                1,349    1,706
  Loans originated or acquired, net of                (725)     198
collections
  Sale of loans                                         36       41
  Acquisitions, net of cash acquired                   (20)      (1)
  Capital expenditures                                 (30)     (25)
  Sale of assets and other                              56       10
                                                     -----    -----
                                                       (29)     356
                                                     -----    -----
CASH PROVIDED BY (USED FOR) FINANCING
  Net increase (decrease) in deposits                  293     (234)
  Repurchase agreements and short-term
    borrowings, net                                    (85)    (241)
  Additions to long-term FHLB advances and
    other borrowings                                   321      282
  Payments of long-term FHLB advances and
    other borrowings                                  (562)    (647)
  Dividends paid to parent company                     (70)    (120)
  Other                                                 14       11
                                                     -----    -----
                                                       (89)    (949)
                                                     -----    -----
Net increase (decrease) in cash and cash
  equivalents                                           42       18
Cash and cash equivalents at beginning of period       379      438
                                                     -----    -----
Cash and cash equivalents at end of period         $   421  $   456
                                                     =====    =====





             See the notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
TEMPLE-INLAND INC. AND SUBSIDIARIES
Unaudited


                                     Third Quarter    First Nine Months
                                     -------------    -----------------
                                     2004     2003     2004       2003
                                     ----     ----     ----       ----
                                  (In millions, except per share amounts)
REVENUES
  Manufacturing                      $  955  $  878    $ 2,788    $ 2,602
  Financial services                    239     292        778        885
                                     ------  ------     ------     ------
                                      1,194   1,170      3,566      3,487
                                     ------  ------     ------     ------

COSTS AND EXPENSES
  Manufacturing                         874     882      2,640      2,658
  Financial services                    223     244        650        756
                                     ------  ------     ------     ------
                                      1,097   1,126      3,290      3,414
                                     ------  ------     ------     ------
OPERATING INCOME                         97      44        276         73
  Parent company interest               (31)    (33)       (97)      (103)
  Other non-operating expense             -      (8)        (2)        (8)
                                     ------  ------     ------     ------
INCOME (LOSS) BEFORE TAXES               66       3        177        (38)
  Income tax (expense) benefit          (26)     (6)       (69)       173
                                     ------  ------     ------     ------
INCOME (LOSS) FROM CONTINUING
  OPERATIONS                             40      (3)       108        135
  Discontinued operations                 1       -          2          1
                                     ------  ------     ------     ------
INCOME (LOSS) BEFORE ACCOUNTING
  CHANGE                                 41      (3)       110        136
  Effect of accounting change             -       -          -         (1)
                                     ------  ------     ------     ------
NET INCOME (LOSS)                    $   41  $   (3)   $   110    $   135
                                     ======  ======     ======     ======
EARNINGS (LOSS) PER SHARE
  Basic:
    Income (loss) from continuing
      operations                     $ 0.71  $(0.06)   $  1.95    $  2.49
    Discontinued operations            0.02       -       0.03       0.01
    Effect of accounting change           -       -          -      (0.01)
                                     ------  ------     ------     ------
    Net income (loss)                $ 0.73  $(0.06)   $  1.98    $  2.49
                                     ======  ======     ======     ======

  Diluted:
    Income (loss) from continuing
      operations                     $ 0.71  $(0.06)   $  1.93    $  2.49
    Discontinued operations            0.02       -       0.03       0.01
    Effect of accounting change           -       -          -      (0.01)
                                     ------  ------     ------     ------
    Net income (loss)                $ 0.73  $(0.06)   $  1.96    $  2.49
                                     ======  ======     ======     ======


DIVIDENDS PAID PER SHARE OF COMMON
  STOCK                              $ 0.36  $ 0.34    $  1.08    $  1.02
                                     ======  ======     ======     ======





             See the notes to consolidated financial statements.

CONSOLIDATING BALANCE SHEETS
TEMPLE-INLAND INC. AND SUBSIDIARIES
Third Quarter 2004
Unaudited


                                    Parent    Financial
                                    Company   Services    Consolidated
                                    -------   --------    ------------
                                            (In millions)
             ASSETS
  Cash and cash equivalents       $     15   $      421   $      436
  Loans held for sale                    -          535          535
  Loans receivable                       -        9,690        9,690
  Securities available-for-sale          -        1,170        1,170
  Securities held-to-maturity            -        4,232        4,232
  Trade receivables                    445            -          445
  Inventories                          372            -          372
  Timber and timberlands               497            -          497
  Property and equipment             1,747          174        1,921
  Goodwill                             235          152          387
  Other assets                         206          663          821
  Investment in financial
    services                         1,129            -            -
                                    ------      -------      -------
    TOTAL ASSETS                  $  4,646   $   17,037   $   20,506
                                    ======      =======      =======

  LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits                        $      -   $    8,991   $    8,991
  Federal Home Loan Bank advances        -        4,834        4,834
  Securities sold under
    repurchase agreements                -        1,162        1,162
  Other liabilities                    576          418          975
  Long-term debt                     1,457          198        1,655
  Deferred income taxes                 80            -           51
  Postretirement benefits              144            -          144
  Pension liability                    285            -          285
  Preferred stock issued by
    subsidiaries                         -          305          305
                                    ------      -------      -------
    TOTAL LIABILITIES             $  2,542   $   15,908   $   18,402
                                    ------      -------      -------

      SHAREHOLDERS' EQUITY
  Preferred stock - par value $1 per                               -
    share: authorized 25,000,000
    shares; none issued
  Common stock - par value $1 per                                 61
    share: authorized 200,000,000
    shares; issued 61,389,552 shares
    including shares held in the
    treasury
  Additional paid-in capital                                     402
  Accumulated other comprehensive loss                          (186)
  Retained earnings                                            2,073
                                                             -------
                                                               2,350
  Cost of shares held in the
    treasury: 5,397,908 shares                                  (246)
                                                             -------
    TOTAL SHAREHOLDERS' EQUITY                                 2,104
                                                             -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $ 20,506
                                                             =======






             See the notes to consolidated financial statements.

CONSOLIDATING BALANCE SHEETS
TEMPLE-INLAND INC. AND SUBSIDIARIES
Year-End 2003
Unaudited


                                    Parent    Financial
                                    Company   Services    Consolidated
                                    -------   --------    ------------
                                            (In millions)
             ASSETS
  Cash and cash equivalents        $     20  $       379   $      399
  Loans held for sale                     -          551          551
  Loans receivable                        -        9,026        9,026
  Securities available-for-sale           -        1,374        1,374
  Securities held-to-maturity             -        5,267        5,267
  Trade receivables                     359            -          359
  Inventories                           330            -          330
  Timber and timberlands                497            -          497
  Property and equipment              1,854          164        2,018
  Goodwill                              237          147          384
  Other assets                          218          753          938
  Investment in financial services    1,123            -            -
                                     ------      -------      -------
    TOTAL ASSETS                   $  4,638  $    17,661   $   21,143
                                     ------      -------      -------

  LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits                         $      -  $     8,698   $    8,698
  Federal Home Loan Bank advances         -        4,992        4,992
  Securities sold under repurchase
    agreements                            -        1,327        1,327
  Obligations to settle trade date
    securities                            -          567          567
  Other liabilities                     638          410        1,033
  Long-term debt                      1,611          239        1,850
  Deferred income taxes                  25            -            7
  Postretirement benefits               146            -          146
  Pension liability                     250            -          250
  Preferred stock issued by
    subsidiaries                          -          305          305
                                     ------      -------      -------
    TOTAL LIABILITIES              $  2,670  $    16,538   $   19,175
                                     ======      =======      =======

       SHAREHOLDERS' EQUITY
  Preferred stock - par value $1 per                                -
    share: authorized 25,000,000
    shares; none issued
  Common stock - par value $1 per                                  61
    share: authorized 200,000,000
    shares; issued 61,389,552 shares
    including shares held in the
    treasury
  Additional paid-in capital                                      377
  Accumulated other comprehensive loss                           (185)
  Retained earnings                                             2,023
                                                              -------
                                                                2,276
  Cost of shares held in the
    treasury: 6,792,410 shares                                   (308)
                                                              -------
    TOTAL SHAREHOLDERS' EQUITY                                  1,968
                                                              -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $   21,143
                                                              =======






             See the notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
TEMPLE-INLAND INC. AND SUBSIDIARIES
Unaudited


                                               First Nine Months
                                               -----------------
                                                2004       2003
                                                ----       ----
                                                 (In millions)
CASH PROVIDED (USED FOR) OPERATIONS
  Net income                                 $  110      $   135
  Adjustments:
    Depreciation and amortization               191          200
    Amortization and accretion of
      financial instruments                      48           70
    Provision for loan losses                    (9)          44
    Deferred income taxes                        44           (2)
    Other non-cash charges (credits)             31         (133)
    Net assets of discontinued operations        (9)          (1)
    Joint venture earnings                      (19)          (2)
    Dividends from joint ventures                10            4
    Cumulative effect of accounting
      change                                      -            1
    Other                                        73           23
                                              -----        -----
                                                470          339

  Changes in:
    Receivables                                 (86)         (48)
    Inventories                                 (44)          18
    Prepaid expenses and other                    3           (9)
    Accounts payable and accrued expenses         8           12
    Loans held for sale, originations of
      loans                                  (5,464)     (11,144)
    Loans held for sale, sales of loans       5,479       11,611
    Collections on loans services for
      others, net                                (5)         (24)
                                              -----        -----
                                                361          755
                                              -----        -----

CASH PROVIDED BY (USED FOR) INVESTING
  Capital expenditures                         (147)        (121)
  Sale of non-strategic assets                   63           36
  Securities available-for-sale, net            201          435
  Securities held-to-maturity, net              453         (302)
  Loans originated or acquired, net of
    principal collected                        (725)         198
  Proceeds from sale of loans                    36           41
  Acquisitions, net of cash acquired            (20)          (1)
  Other                                          53            3
                                              -----        -----
                                                (86)         289
                                              -----        -----
CASH PROVIDED BY (USED FOR) FINANCING
  Deposits, net                                 293         (234)
  Additions to long-term debt                   321          306
  Payments of long-term debt                   (717)        (816)
  Payments of other long-term liabilities       (64)           -
  Repurchase agreements and short-term
    borrowings, net                             (85)        (241)
  Cash dividends paid to shareholders           (60)         (55)
  Proceeds from exercise of stock options        60            -
  Other                                          14           11
                                              -----        -----
                                               (238)      (1,029)
                                              -----        -----
                                                 37           15
Effect of exchange rate changes on cash           -            -
                                              -----        -----
Net increase (decrease) in cash and cash
  equivalents                                    37           15
Cash and cash equivalents at beginning of
  period                                        399          455
                                              -----        -----
Cash and cash equivalents at end of period   $  436      $   470
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

     The consolidated financial statements include the accounts of Temple-Inland Inc. and its manufacturing and financial services subsidiaries. Substantially all of our consolidated net assets invested in financial services are subject to regulatory rules and restrictions including restrictions on the ability of our financial services subsidiaries to pay dividends to us. Accordingly, included as an integral part of the consolidated financial statements are separate summarized financial statements for our parent company and for our financial services subsidiaries.

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

Note B - Earnings Per Share

Denominators used in computing per share amounts were:


                                Third Quarter  First Nine Months
                                -------------  -----------------
                                2004    2003     2004    2003
                                ----    ----     ----    ----
                                        (In millions)
Denominator for basic earnings per share:

  Weighted average common       55.9     54.2     55.5    54.1
    shares outstanding
  Dilutive effect of:
    Equity purchase
      contracts                  0.2       -       0.1       -
    Stock options                0.6     0.1       0.5       -
                               -----   -----     -----   -----
Denominator for diluted
  earnings per share            56.7    54.3      56.1    54.1
                               =====   =====     =====   =====


     We will settle the equity purchase contracts in May 2005. At that time, we will issue common stock in exchange for $345 million cash. The actual number of shares we will issue will be based on the average market price of our stock with a floor of $52, in which case we would issue 6.6 million shares, and a ceiling of $63, in which case we would issue 5.5 million shares.

                 TEMPLE-INLAND INC. AND SUBSIDIARIES
      NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



Note C - Comprehensive Income (Loss)

Comprehensive income (loss) consists of:


                                     Third Quarter       First Nine Months
                                     --------------      -----------------
                                     2004      2003       2004      2003
                                     ----      ----       ----      ----
                                               (In millions)
Net income (loss)                  $    41    $   (3)     $   110    $   135
Other comprehensive income
    (loss), net of taxes:
  Unrealized gains (losses) on:
    Available-for-sale
      securities                         -        (2)          (3)        (1)
    Derivative instruments              (1)        -            3         (1)
  Foreign currency translation
      adjustments                        -        (3)          (1)        (5)
                                     -----     -----        -----      -----
Other comprehensive income (loss)       (1)       (5)          (1)        (7)
                                     -----     -----        -----      -----

Comprehensive income (loss)        $    40    $   (8)     $   109    $   128
                                     =====     =====        =====      =====


     At third quarter-end 2004, the aggregate fair value of all of our derivative instruments was a $4 million liability consisting of $6 million of liabilities for our interest rate swap derivatives and a $2 million asset for our linerboard and OCC derivatives. Of the interest rate swap derivative liabilities, $3 million is related to a hedged transaction and $3 million is related to a non-hedged transaction. The ineffective portion of the interest rate swap derivative designated as a hedged transaction resulted in a $1 million reduction in interest expense in first nine months 2004. During second quarter 2004, a portion of the interest rate swap derivative was reclassified as a non-hedged transaction, which resulted in the reclassification of $4 million from other comprehensive income to interest expense. During third quarter 2004, the loss charged to other non-operating expense for the non-hedged transaction was less than $1 million.

Note D - Segment Information

     We have three reportable segments: corrugated packaging, forest products, and financial services. We evaluate performance based on operating income before other operating (income) expense and unallocated expenses, principally general and administrative expenses. We do not allocate parent company interest to the business segments. Other operating (income) expense includes gain or loss on sale of assets, asset impairments and expenses associated with consolidation initiatives and facility closures.

                 TEMPLE-INLAND INC. AND SUBSIDIARIES
      NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED





                             Corrugated    Forest    Financial
For Third Quarter 2004       Packaging     Products  Services    Unallocated     Total
----------------------       ----------    --------  ---------   -----------     -----
(In millions)
Revenues from external
  customers                   $   689       $   266    $   239     $     -     $  1,194
Depreciation and
  amortization                     40            13          9           2           64
Operating income (loss)            42            68         37         (50)<Fa>      97
Financial services, net
  interest income                   -             -         96           -           96
Capital expenditures               36            15         12           2           65
---------------------------------------------------------------------------------------

For First Nine Months 2004 or at
Third Quarter-End 2004
--------------------------------
(In millions)
Revenues from external
  customers                   $ 2,049       $   739    $   778     $     -     $  3,566
Depreciation and
  amortization                    119            41         25           6          191
Operating income (loss)            78           165        149        (116)<Fb>     276
Financial services, net
  interest income                   -             -        295           -          295
Total assets                    2,370         1,010     17,037          89       20,506
Capital expenditures               77            34         30           6          147
Goodwill                          235             -        152           -          387
---------------------------------------------------------------------------------------

For Third Quarter 2003
----------------------
(In millions)
Revenues from external
  customers                   $   667       $   211    $   292     $     -     $  1,170
Depreciation and
  amortization                     40            16          8           2           66
Operating income (loss)<Fe>         7            24         49         (36)<Fc>      44
Financial services,
  net interest income               -             -         95           -           95
Capital expenditures               27             8         14           3           52
---------------------------------------------------------------------------------------

For First Nine Months 2003 or at
Third Quarter-End 2003
--------------------------------
(In millions)
Revenues from external
  customers                   $ 2,019       $   583    $   885     $     -     $  3,487
Depreciation and
  amortization                    123            48         24           5          200
Operating income (loss)<Fe>        16            32        132        (107)<Fd>      73
Financial services, net
  interest income                   -             -        284           -          284
Total assets                    2,427         1,104     17,752          71       21,354
Capital expenditures               68            23         25           5          121
Goodwill                          239             -        148           -          387
---------------------------------------------------------------------------------------

<Fa>  Includes other expenses for third quarter 2004 of $25
      million, which consists of a $4 million charge associated with converting and production facility closures, a $1 million charge related to consolidation and supply chain initiatives, a $21 million charge associated with the repositioning of mortgage origination and servicing activities and $1 million of income related to the collection of notes previously written-off. Of these amounts, $3 million applies to corrugated packaging, $ 21 million applies to financial services, and $1 million is unallocated.

<Fb>  Includes other expenses for first nine months 2004 of $49 million, which consists of a $21 million charge associated with converting and production facility closures, a $7 million charge related to consolidation and supply chain initiatives, a $21 million charge associated with the repositioning of mortgage origination and servicing activities, $1 million of income related to the collection of notes previously written-off, and $1 million of other. Of these amounts, $9 million applies to corrugated packaging, $12 million applies to forest products, $21 applies to financial services and $7 million is unallocated.







                 TEMPLE-INLAND INC. AND SUBSIDIARIES
      NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



<Fc>  Includes other expenses for third quarter 2003 of $16
      million, which consists of a $3 million charge associated with converting and production facility closures and a $13 million charge related to consolidation and supply chain initiatives. Of these amounts, $4 million applies to corrugated packaging, $1 million applies to forest products, $1 million applies to financial services, and $10 million is unallocated.

<Fd>  Includes other expenses for first nine months 2003 of $48 million, which consists of a $10 million charge associated with converting and production facility closures, a $39 million charge related to consolidation and supply chain initiatives, and other income of $1 million related to the collection of notes previously written-off. Of these amounts, $9 million applies to corrugated packaging, $2 million applies to forest products, $3 million applies to financial services, and $34 million is unallocated.

<Fe>  As a result of the consolidation of our administrative functions and adoption of a shared services concept, beginning first quarter 2004, we changed the way we allocate cost to the business segments. The effect of this change was to increase segment operating income and to increase unallocated expenses by a like amount. Third quarter and first nine months 2003 amounts have been reclassified to reflect this change as follows:

                            Originally                           As
                             Reported   Reclassifications   Reclassified
                            ----------  -----------------   ------------
                                      (In millions)
   Third Quarter 2003
     Corrugated packaging     $    -        $     7          $    7
     Forest products              22              2              24
     Financial services           49              -              49
                               -----          -----           -----
     Segment operating income     71              9              80
     Unallocated expenses        (27)            (9)            (36)
                               -----          -----           -----
   Operating income           $   44        $     -          $   44
                               =====          =====           =====

   First Nine Months 2003
     Corrugated packaging     $   (3)       $    19          $   16
     Forest products              25              7              32
     Financial services          132              -             132
                               -----          -----           -----
     Segment operating income    154             26             180
     Unallocated expenses        (81)           (26)           (107)
                               -----          -----           -----
   Operating income           $   73        $     -          $   73
                               =====          =====           =====


Note E - Employee Benefit Plans

     The components of net periodic benefit cost of our defined benefit pension plans are:



                              Third Quarter    First Nine Months
                              -------------    -----------------
                              2004     2003      2004     2003
                              ----     ----      ----     ----
                                         (In millions)
Service costs               $     6    $   6   $   18   $   17
Interest cost on projected
  benefit obligation             18       17       54       49
Expected return on plan
  assets                        (17)     (16)     (51)     (47)
Amortization of prior             -        -        -        2
  service costs
Amortization of net loss          6        5       18       10
                               ----     ----     ----     ----
Net periodic benefit cost   $    13    $  12   $   39   $   31
                               ====     ====     ====     ====


                 TEMPLE-INLAND INC. AND SUBSIDIARIES
      NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



     The components of net periodic benefit cost of our postretirement benefit plans are:



                                Third Quarter     First Nine Months
                                -------------     -----------------
                                2004     2003      2004      2003
                                ----     ----      ----      ----
                                         (In millions)
Service costs                 $     1   $     1    $   3   $     3
Interest cost on projected
  benefit obligation                2         3        6         8
Expected return on plan
  assets                            -         -        -         -
Amortization of prior service
  costs                            (1)       (1)      (3)       (3)
Amortization of net loss            -         1        -         2
                                 ----      ----     ----      ----
Net periodic benefit cost     $     2   $     4    $   6   $    10
                                 ====      ====     ====      ====


Note F - Stock-Based Compensation

     Prior to 2003, we used the intrinsic value method in accounting for stock-based compensation. As a result, no stock-based compensation expense related to stock options granted prior to 2003 is reflected in net income, as all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Therefore, the cost related to stock-based compensation recognized in net income for third quarter and first nine months 2004 and 2003 is less than would have been recognized if the fair value method had been applied to all stock options granted since 1995. The following table illustrates the effect on net income and earnings per share as if the fair value method had been applied to all stock options granted since 1995.



                                      Third Quarter     First Nine Months
                                      -------------     -----------------
                                      2004     2003       2004     2003
                                      ----     ----       ----     ----
                                                (In millions)
Net income (loss), as reported      $   41   $    (3)    $  110   $  135
Add: Stock-based compensation
  expense, net of related tax
  effects,included in the
  determination of reported
  net income                             6         8         16       18
Deduct: Total stock-based
  compensation expense, net
  of related tax effects,
  determined under the fair
  value based method for all
  awards                                (8)      (11)       (23)     (26)
                                     -----     -----      -----    -----
Pro forma net income (loss)         $   39   $    (6)    $  103   $  127
                                     =====     =====      =====    =====

Earnings (loss) per share:
Basic, as reported                  $ 0.73   $ (0.06)    $ 1.96   $ 2.49
Basic, pro forma                    $ 0.70   $ (0.11)    $ 1.86   $ 2.35

Diluted, as reported                $ 0.73   $ (0.06)    $ 1.96   $ 2.49
Diluted, pro forma                  $ 0.69   $ (0.11)    $ 1.84   $ 2.35



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

     At third quarter-end 2004, discontinued operations consist of the chemical business obtained in the 2002 acquisition of Gaylord Container Corporation and accruals related to the 1999 sale of our bleached paperboard operations. At third quarter-end

                 TEMPLE-INLAND INC. AND SUBSIDIARIES
      NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


2004, the assets and liabilities of the discontinued operations include $5 million of working capital, $18 million of property and equipment, and $18 million of environmental and other long-term accruals. Revenues from discontinued operations for third quarter 2004 were $4 million and for first nine months 2004 were $12 million. Net income from discontinued operations includes a $2 million gain from the early settlement of a note received in connection with the 2003 sale of the retail bag business obtained in the acquisition of Gaylord and a $1 million charge related to the settlement of certain liabilities related to the retail bag business.

     During first nine months 2004 we sold certain assets used in our specialty packaging operations, our Clarion MDF facility, and other non-strategic assets for $72 million of which $61 million was cash and $11 million was a note due in 2009. At third quarter-end 2004, the carrying value of other assets held for sale was $1 million compared with $23 million at year-end 2003. Impairment charges related to and gains or losses recognized upon sale of these assets are included in other operating (income) expense.

     During third quarter 2004, we announced our intentions to reposition our financial services mortgage origination activities and sell our third-party mortgage servicing portfolio. At third quarter-end 2004, the carrying value of those assets held for sale was $67 million, including $64 million of third-party mortgage servicing rights.

Note I - Other Operating (Income) Expense



                                      Third Quarter     First Nine Months
                                      -------------     -----------------
                                      2004     2003       2004     2003
                                      ----     ----       ----     ----
                                                (In millions)
Expenses associated with consolidation
  of administrative functions        $   1     $  12     $   7    $  36
Loss on closure of production
  and converting facilities              4         3        21       10
Collection of notes that were
  previously written-off                (1)        -        (1)      (1)
Other                                    -         -         1        -
                                      ----      ----      ----     ----
Total                                $   4     $  15     $  28    $  45
                                      ====      ====      ====     ====

     Expenses associated with the consolidation of administrative functions consist principally of severance, most of which was paid during 2003. During third quarter 2004, we revised our estimates of contractual relocation expense and reduced our accrual for these expenses by $2 million.

     In conjunction with our previously announced plans, we closed one converting facility in first quarter 2004, one converting facility in second quarter 2004, and three converting facilities in third quarter 2004. With respect to the loss on closure of production and converting facilities, we recognized asset impairments and gains (losses) upon disposition of assets of $14 million during first nine months 2004, of which $12 million related to the closure of our Clarion MDF facility, and $7 million in severance and other costs. We expect to incur additional severance and exit costs in fourth quarter 2004.

     A summary of the activity within our accruals for exit costs during third quarter 2004 follows:



                                Beginning of                 Cash     End of
                                  Period       Additions   Payments   Period
                                  ------       ---------   --------   ------
                                     (In millions)
Involuntary employee termination
  and severance                   $   3          $   2       $  (3)   $   2
Contract termination penalties        6              -           -        6
Environmental compliance             11              -          (1)      10
Demolition                           10              -          (1)       9
                                   ----           ----        ----     ----
Total                             $  30          $   2       $  (5)   $  27
                                   ====           ====        ====     ====


                 TEMPLE-INLAND INC. AND SUBSIDIARIES
      NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     During third quarter 2004, we announced our intentions to reposition our financial services mortgage origination activities and sell our third-party mortgage servicing portfolio. These actions will affect approximately 1,500 employees and will reduce our costs and our exposure to changing market conditions. At third quarter-end 2004, the carrying value of these assets held for sale was $67 million, including $64 million of mortgage servicing rights. In connection with these actions, we recognized $17 million in asset and goodwill impairments and incurred $4 million in retention, severance and other exit costs, most of which will be paid in fourth quarter 2004. These impairment charges and exit costs are included in financial services non-interest expense. During fourth quarter 2004, we entered into a letter of intent to sell our servicing rights. We anticipate closing this sale by year-end 2004. As these actions are finalized it is likely that additional impairments, severance and other exit costs will be incurred, and such amounts could be significant.

Note J - Acquisitions And Other Items

     During first quarter 2004, financial services acquired an insurance agency for $15 million cash. The purchase price was allocated to acquired assets and liabilities based upon their fair values with $10 million allocated to goodwill. During third quarter 2004, financial services acquired two branches and $150 million in deposits for a $5 million premium of which $3 million was allocated to goodwill and the remainder was allocated to other intangible assets. The unaudited pro forma results of operations, assuming the acquisition had been effected at the beginning of the year, would not have been materially different from those reported.

     During second quarter 2004, we recognized a $2 million charge, which is included in other non-operating expense, related to our early retirement of $44 million of debt.

Note K - Accounting Pronouncements

     During first quarter 2004, we were required to adopt the following accounting pronouncements:

     FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities an Interpretation of ARB No. 51. This interpretation provides guidance for determining whether an entity is a variable interest entity and which beneficiary of the variable interest entity, if any, should consolidate the variable interest entity. There was no effect on earnings or financial position of adopting this interpretation. Disclosures required by this interpretation follow:

  * In 1999 we entered into an agreement to lease particleboard and medium density fiberboard facilities in Mt. Jewett, PA. The lease is for 20 years and includes fixed price purchase options in 2014 and at the end of the lease. The option prices were intended to approximate the estimated fair values of the facilities at those dates and do not represent a guarantee of the facilities' residual values. After exhaustive efforts, we were unable to determine whether the lease is with a variable interest entity or if there is a primary beneficiary because the unrelated third-party lessors will not provide the necessary financial information. The lease is accounted for as an operating lease and at year-end 2003 our financial interest was limited to our obligation to make the remaining $191 million of contractual lease payments, $10 million per year.

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

                 TEMPLE-INLAND INC. AND SUBSIDIARIES
      NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     Our maximum exposure to loss is the carrying amount of our subordinated debt and equity investments in this partnership, currently $2 million.

  * At third quarter-end 2004, $192 million of financial services' real estate construction loans (and $121 million of unfunded commitments to lend) are to single-asset entities that meet the definition of a variable interest entity. All of these loans are secured by financial guarantees or tri-party takeout commitment from substantive third parties. We have determined that we are not the primary beneficiary of any of these entities. Our maximum exposure to loss is the committed loan amount.

     Securities and Exchange Commission Staff Accounting Bulletin No.105, Application of Accounting Principles to Loan Commitments. This bulletin applies to loan commitments issued after March 2004 and accounted for as derivative instruments, and it precludes the recognition of an asset at the inception of the loan commitment. The effect of adopting this bulletin was not significant.

     FASB Staff Position, No. FAS 106-2, Accounting and
Disclosure Requirements Related to the Medicare Prescription
Drug, Improvement and Modernization Act of 2003. The effect of adopting this staff position was not significant.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations for Third Quarter and First Nine Months
2004 and 2003

Summary

     A summary of our consolidated results for third quarter and first nine months follows:



                                      Third Quarter     First Nine Months
                                      -------------     -----------------
                                      2004     2003       2004     2003
                                      ----     ----       ----     ----
                                         (In millions, except per share)
Consolidated revenues                $ 1,194   $ 1,170   $  3,566  $ 3,487
Income (loss) from
  continuing operations                   40        (3)       108      135
Income (loss) from
  continuing operations, per
  diluted share                         0.71     (0.06)      1.93     2.49
Average diluted shares
  outstanding                           56.7      54.3       56.1     54.1


     Significant items affecting third quarter 2004 compared with third quarter 2003 income from continuing operations included:

     * charges and expenses of $25 million, principally related to the repositioning of the mortgage origination and servicing activities, and the closure of three converting facilities;
     * higher corrugated packaging shipments and prices and lower converting costs, partially offset by higher energy and recycled fiber costs;
     * higher pricing and shipments for lumber, gypsum, and medium density fiberboard; and
     * lower financial services operating income, principally due to a $15 million increase in the mortgage servicing valuation allowance, partially offset by lower loan loss provisions.

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

     A summary of the results of operations by business segment follows:



                                        Third Quarter       First Nine Months
                                        -------------       -----------------
                                        2004       2003      2004        2003
                                        ----       ----      ----        ----
                                                  (In millions)
Revenues
  Corrugated packaging                $  689     $  667     $ 2,049     $ 2,019
  Forest products                        266        211         739         583
  Financial services                     239        292         778<Fa>     885
                                       -----      -----      ------      ------
    Total revenues                    $1,194     $1,170     $ 3,566     $ 3,487
                                       =====      =====      ======      ======
Segment Operating Income
  Corrugated packaging                $   42     $    7     $    78     $    16
  Forest products                         68         24         165          32
  Financial services                      37         49         149         132
                                       -----      -----      ------      ------
Total segment operating income<Fb>       147         80         392         180

Unallocated expenses<Fb>                 (25)       (20)        (67)        (59)
Other income (expense)<Fc><Fd>           (25)       (24)        (51)        (56)
Parent company interest                  (31)       (33)        (97)       (103)
                                       -----      -----      ------      ------
Income (loss) before taxes                66          3         177         (38)
Income tax (expense) benefit <Fe>        (26)        (6)        (69)        173
                                       -----      -----      ------      ------
Income (loss) from continuing
  operations                              40         (3)        108         135
Discontinued operations                    1          -           2           1
Effect of accounting change                -          -           -          (1)
                                       -----      -----      ------      ------
   Net income (loss)                  $   41     $   (3)    $   110     $   135
                                       =====      =====      ======      ======


  <Fa>  Includes the effect of a reclassification of $6 million related to first quarter 2004. The reclassification had no effect on operating income.

  <Fb>  As a result of the consolidation of our administrative functions and adoption of a shared services concept, beginning first quarter 2004, we changed the way we allocate cost to the business segments. The effect of this change was to increase segment operating income and to increase unallocated expenses by a like amount. Third quarter and first nine months 2003 amounts have been reclassified to reflect this change as follows:

                            Originally                           As
                             Reported   Reclassifications   Reclassified
                            ----------  -----------------   ------------
                                         (In millions)
   Third Quarter 2003
     Corrugated packaging     $    -        $     7          $    7
     Forest products              22              2              24
     Financial services           49              -              49
                               -----          -----           -----
     Segment operating income     71              9              80
     Unallocated expenses        (27)            (9)            (36)
                               -----          -----           -----
   Operating income           $   44        $     -          $   44
                               =====          =====           =====

   First Nine Months 2003
     Corrugated packaging     $   (3)       $    19          $   16
     Forest products              25              7              32
     Financial services          132              -             132
                               -----          -----           -----
     Segment operating income    154             26             180
     Unallocated expenses        (81)           (26)           (107)
                               -----          -----           -----
   Operating income           $   73        $     -          $   73
                               =====          =====           =====

  <Fc>  Other income (expense) for third quarter 2004 consists of a
        $4 million charge associated with converting and production facility closures, a $1 million charge related to consolidation and supply chain initiatives, a $21 million charge associated with the repositioning of the mortgage origination and servicing activities, and income of $1 million related to the collection of notes previously written-off. Of these amounts, $3 million applies to corrugated packaging, $21 million applies to financial services, and $1 million is unallocated. Other income (expense) for third quarter 2003 consists of a $3 million charge related to a production facility closure, a $13 million charge related to consolidation and supply chain initiatives, and $8 million related to the early redemption of debentures. Of these amounts $4 million applies to corrugated packaging, $1 million applies to forest products, $1 million applies to financial services, and $18 million is unallocated.

  <Fd>  Other income (expense) for first nine months 2004 consists of a $21 million charge associated with converting and production facility closures, a $7 million charge related to consolidation and supply chain initiatives, a $21 million charge associated with the repositioning of the mortgage origination and servicing activities, $1 million of income related to collection of notes previously written-off, $1 million of other, and a $2 million premium related to the early redemption of debt. Of these amounts, $9 million applies to corrugated packaging, $12 million to forest products, $21 million to financial services, and $9 is unallocated. Other income (expense) for first nine months 2003 consists of a $10 million charge associated with converting and production facility closures, a $39 million charge related to consolidation and supply chain initiatives, an $8 million premium related to the early redemption of debt, and income of $1 million related to the collection of notes previously written-off. Of these amounts, $9 million applies to corrugated packaging, $2 million to forest products, $3 million to financial services, and $42 million is unallocated.

  <Fe>  Includes a one-time tax benefit of $165 million in first nine months 2003.

Corrugated Packaging

     A summary of our corrugated packaging results follows:



                               Third Quarter     First Nine Months
                               -------------     -----------------
                               2004     2003       2004      2003
                               ----     ----       ----      ----
                                       (In millions)
   Revenues                   $ 689    $ 667    $  2,049   $ 2,019
   Segment operating income      42        7          78        16


     Corrugated packaging shipments and pricing continued to improve. We announced a $50 per ton increase in the price of linerboard effective March 2004 and a similar increase in corrugated packaging prices effective April 2004. We announced another $50 per ton increase in the price of linerboard effective June 2004 and a similar increase in corrugated packaging prices effective July 2004.




                                     Third Quarter        First Nine Months
                                   2004 versus Third      2004 versus First
                                      Quarter 2003         Nine Months 2003
                                   -----------------      -----------------
                                             Increase (Decrease)
Corrugated packaging
  Average prices                          3 %                  (2)%
  Shipments per workday, tons             6 %                   7 %
  Industry shipments,
    average week (msf)<Fa>                3 %                   4 %

Linerboard
  Average prices                         22 %                   5 %
  Shipments to third parties, tons      (62)%                 (43)%



<Fa> Source: Fibre Box Association



     The increase in corrugated packaging shipments was generated with seven fewer converting facilities at third quarter-end 2004 compared with third quarter-end 2003.

     Compared with second quarter 2004, average corrugated packaging prices were up four percent and shipments per workday were down three percent.

     Linerboard sales and shipments to third parties were down because more of our production was used in our converting facilities. Compared with second quarter 2004, average linerboard prices were up 12 percent while shipments were down 19 percent.

     In addition to reductions in converting costs due to the closure of converting facilities, other factors affecting operating income include fluctuations in the following costs and expenses:



                                     Third Quarter        First Nine Months
                                   2004 versus Third      2004 versus First
                                      Quarter 2003         Nine Months 2003
                                   -----------------      -----------------
                                             Increase (Decrease)
                                                (In millions)
Recycled fiber                          $    6                $     22
Energy, principally natural gas              3                       -
Depreciation                                 -                      (4)
Pension and postretirement                   2                       5



     Our recycled fiber costs averaged $115 per ton during third quarter 2004 compared with $90 per ton during third quarter 2003. Our recycled fiber costs averaged $112 per ton during first nine months 2004 compared with $89 per ton during first nine months 2003. Our recycled fiber and energy costs fluctuate based on the market prices we pay for these commodities.

     Information about our mills and converting facilities follows:



                                            Third Quarter     First Nine Months
                                            -------------     -----------------
                                             2004    2003     2004        2003
                                             ----    ----     ----        ----
                                                      (In millions)
Number of converting facilities
  (at quarter-end)                            72      79         72          79
Mill capacity, in thousand tons              826     824      2,467       2,455
Mill production, in thousand tons            853     808      2,533       2,390
Percent mill production used internally       93 %    81 %       91 %        82 %

Corrugating medium purchases from
  our Premier Boxboard Limited LLC
  joint venture, in thousand tons             23      45         78         118


     We continue our efforts to improve return on investment. These include reviewing operations that are unable to meet return objectives and determining appropriate courses of action. In conjunction with our previously announced plans, we closed our Dallas, Texas converting facility in March 2004 and our Raleigh, North Carolina converting facility in April 2004. We closed a converting facility in Rock Hill, Tennessee, in July 2004 and converting facilities in Louisville, Kentucky, and Mishawaka, Indiana, in September 2004. As a result, we paid $2 million in severance cost during third quarter 2004, and we expect to incur additional severance and other exit costs during fourth quarter 2004. We also recognized asset impairments, net of adjustments of less than $1 million during third quarter 2004 and $1 million during first nine months 2004 related to these closures. We sold certain assets used in our specialty packaging operations and other non-strategic assets for $27 million cash during second quarter 2004 and recognized a gain of $1 million. As a result of the sale of the specialty packaging assets, during second quarter 2004, we incurred $1 million in severance and other exit costs, most of which was paid during second quarter 2004. The accounting effects of these items are included in other operating expense and are excluded from segment operating income.

Forest Products

     A summary of our forest products results follows:



                                    Third Quarter     First Nine Months
                                    -------------     -----------------
                                     2004    2003     2004        2003
                                     ----    ----     ----        ----
                                              (In millions)
Revenues                             $ 266   $ 211    $ 739       $ 583
Segment operating income                68      24      165          32



     Product prices and shipments continued to improve due in part to the strong housing and remodeling markets.



                                     Third Quarter        First Nine Months
                                   2004 versus Third      2004 versus First
                                      Quarter 2003         Nine Months 2003
                                   -----------------      -----------------
                                             Increase (Decrease)

                                   Average                Average
                                   Prices    Shipments    Prices     Shipments
                                   -------   ---------    -------    ---------
Lumber                              18 %         4 %        21 %         10 %
Particleboard                       41 %        (5)%        27 %          4 %
Gypsum                              30 %        23 %        28 %         21 %
MDF                                 24 %        12 %        13 %          6 %


     Comparisons of shipments for MDF and particleboard are affected by the indefinite closures of our Clarion MDF facility in third quarter 2003 and sale of this facility in second quarter
2004 and by the indefinite closure of our Mt. Jewett particleboard facility in second quarter 2003.

     Compared with second quarter 2004, average prices were up 10 percent for particleboard, eight percent for MDF, and five percent for gypsum, while average prices were down one percent for lumber. Shipments were up one percent for lumber and three percent for gypsum, while shipments were down 13 percent for particleboard and 16 percent for MDF.

     Information about our converting and manufacturing facilities follows:



                                    Third Quarter     First Nine Months
                                    -------------     -----------------
                                     2004    2003     2004        2003
                                     ----    ----     ----        ----
Number of converting and
  manufacturing facilities (at
  quarter-end)                       17      18       17          18
Average operating rates for
  all product lines:
      High                          106 %    93 %     95 %        95 %
      Low                            60 %    52 %     60 %        45 %


     Average operating rates include the effects of the indefinite closure of our Clarion MDF facility in third quarter 2003 and sale of this facility in second quarter 2004 and by the indefinite closure of our Mt. Jewett particleboard facility in second quarter 2003. Excluding these effects, the average operating rates for all product lines during third quarter 2004 would range from a high of 106 percent to a low of 88 percent and during first nine months 2004 would range from a high of 95 percent to a low of 84 percent.

     Other factors affecting operating income include fluctuations in the following costs and expenses:



                                     Third Quarter        First Nine Months
                                   2004 versus Third      2004 versus First
                                      Quarter2003         Nine Months 2003
                                   -----------------      -----------------
                                             Increase (Decrease)
                                                (In millions)
Energy, principally natural gas         $   3                 $   3
Depreciation                               (3)                   (7)



     Information regarding sales of our high value land follows:

                                    Third Quarter     First Nine Months
                                    -------------     -----------------
                                     2004    2003     2004        2003
                                     ----    ----     ----        ----
Acres sold                           469     347      1,811       1,650
Profit included in segment
  operating income (in millions)   $   3   $   2      $  12       $   8


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

Financial Services

     A summary of our financial services results follows:

                                    Third Quarter     First Nine Months
                                    -------------     -----------------
                                     2004    2003     2004        2003
                                     ----    ----     ----        ----
                                              (In millions)
Net interest income                  $  96   $  95    $  295      $ 284
Segment operating income                37      49       149        132


     Improvements in our net interest income and lower loan loss provisions were more than offset by an increase in the mortgage servicing valuation allowance due to the recent reduction in long-term interest rates and the decision to sell the third-party servicing portfolio.

     Compared with third quarter 2003, our interest rate spread improved, partially due to a repricing of maturing certificates of deposit at lower market rates. In addition, we have changed the composition of our asset and deposit base primarily by increasing our residential housing loans, which have fixed interest rates for the first three to five years and adjustable rates thereafter, and by increasing demand deposits and money market accounts and decreasing certificates of deposit. Given this current position, if interest rates remain relatively stable, it is likely that our net interest income will remain near its current level. However, if interest rates change significantly, it is likely that our net interest income will decline. Although our interest rate spread was higher in third quarter 2004 than in third quarter 2003, our net interest income was approximately the same because we have lower earning assets in 2004 than in 2003, primarily because our single-family mortgage-backed security portfolio has declined in size as a result of prepayments of the underlying mortgage loans in these securities.

     Information concerning our interest rate spread follows:



                                  Third Quarter                      First Nine Months
                        ---------------------------------  -----------------------------------
                              2004             2003              2004              2003
                        ---------------  ----------------  ----------------  -----------------
                        Average  Yield/  Average   Yield/  Average   Yield/  Average   Yield/
                        Balance  Rate    Balance   Rate    Balance   Rate    Balance   Rate
                        -------  -----   -------   -----   -------   -----   -------   -----
                                                  (Dollars in millions)
Earning assets         $ 15,799  4.46%   $ 17,075  4.19%   $ 16,073  4.37%   $ 16,973  4.39%

Interest-bearing
  liabilities            14,956  2.14%     15,430  2.16%     15,180  2.04%     15,559  2.35%
                                 ----              ----              ----              ----
Interest rate spread
  spread                         2.32%             2.03%             2.33%             2.04%


     The following tables summarize the composition of earning assets and deposits:


                                                     Third Quarter End
                                                     -----------------
                                                     2004         2003
                                                     ----         ----
                                                   (Dollars in millions)

Residential housing assets (loans and
  securities)                                     $ 13,079      $ 13,279
Other earning assets                                 2,899         3,286
                                                    ------        ------
     Total earning assets                         $ 15,978      $ 16,565
                                                    ======        ======
Residential housing assets as a percentage
  of total earning assets                               82 %          80 %

Demand deposit and savings accounts                $ 5,165       $ 4,962
Certificates of deposit                              3,826         3,965
                                                    ------        ------
     Total deposits                                $ 8,991       $ 8,927
                                                    ======        ======


     The decrease in earning assets was primarily due to a decrease in single-family mortgage-backed securities resulting from reduced purchases coupled with prepayments related to refinancing activity and a decrease in commercial real estate loans resulting from repayment. We expect the trend of repayments of commercial real estate loans to continue for several months. As a result of the repositioning of our mortgage activities discussed below, we anticipate a substantial decrease during fourth quarter 2004 in our mortgage loans held for sale and in deposits related to third-party servicing escrow accounts. During third quarter 2004, we acquired two branches and $150 million in deposits for a $5 million premium, of which $3 million was allocated to goodwill and the remainder was allocated to other intangible assets.

     During third quarter 2004, we announced our intentions to reposition our mortgage origination activities and sell our third-party mortgage servicing portfolio in order to reduce our costs and our exposure to changing market conditions, including a slow down in refinancing activity. While we will still originate mortgage loans for our own portfolio and, to a lesser extent, for sale to others, we intend to limit our product offerings and reposition our retail origination activities. We will continue to originate loans through brokers and correspondent networks and in certain other retail channels, including the retail branches of our bank. These actions will affect over 1,500 employees and approximately 110 of our mortgage origination outlets. We expect the repositioning and sales to be substantially completed by year-end 2004. These actions will substantially reduce our future non-interest income derived from loan originations and sale of loans and loan servicing fees and the related servicing rights amortization and impairment. In addition, these actions will substantially reduce future non-interest expenses, principally compensation and benefits and occupancy costs. As a result of these actions, during third quarter 2004, we recognized $17 million in asset and goodwill impairments and incurred $4 million in retention, severance and other exit costs. As these actions are finalized it is likely that additional impairments, severance and other exit costs will be incurred, and such amounts could be significant. The accounting effects of these actions are included in non-interest expense and are excluded from segment operating income. Other factors affecting operating income include fluctuations in the following non-interest income and expenses:



                                     Third Quarter        First Nine Months
                                   2004 versus Third      2004 versus First
                                      Quarter2003         Nine Months 2003
                                   -----------------      -----------------
                                             Increase (Decrease)
                                                (In millions)
Non-interest income:
  Loan origination and sale of loans    $  (37)               $ (108)

  Servicing rights amortization
    and impairment                           9                   (19)


     The decrease in loan origination and sale of loans was due to the decline in mortgage loan origination activity as refinancing activity slowed considerably. The increase in servicing rights amortization and impairment in the third quarter was due to the recent decline in long-term interest rates and the decision to sell the third-party mortgage servicing portfolio. The mortgage servicing impairment valuation allowance was increased by $15 million in third quarter 2004 and by $12 million in first nine months 2004 compared with a decrease of $7 million in third quarter 2003 and an increase of less than $1 million in first nine months 2003. As mortgage interest rates rise, mortgage loan origination activity and servicing rights amortization and impairment generally decline and as mortgage interest rates decline, mortgage loan origination activity and servicing rights amortization and impairment generally increase.

     Information regarding mortgage loan origination activity follows:


                                    Third Quarter     First Nine Months
                                    -------------     -----------------
                                     2004    2003     2004        2003
                                     ----    ----     ----        ----
                                              (In millions)
Loans originated for sale to
  third parties                      $ 1,162 $ 3,516  $ 4,115     $ 9,988
Value of mortgage servicing
  rights retained                    $     3 $    19  $    18     $    38



     Factors affecting non-interest expense follow:



                                     Third Quarter        First Nine Months
                                   2004 versus Third      2004 versus First
                                      Quarter2003         Nine Months 2003
                                   -----------------      -----------------
                                             Increase (Decrease)
                                                (In millions)
Non-interest expense:
  Compensation and benefits             $   (19)              $    (47)
  Real estate operations                     (5)                     -


     A significant portion of our compensation cost is directly related to our mortgage loan origination volume. In third quarter and first nine months 2004, compensation costs declined in conjunction with the decline in mortgage loan origination volume. A portion of our mortgage loan origination-related costs is directly variable with origination volume. However, other mortgage loan origination-related operating costs are fixed or only partially variable. In connection with the repositioning of our mortgage origination activities, we are carrying the assets related to these activities at fair value less cost to sell. At third quarter-end 2004, the carrying value of these assets was $3 million. We anticipate selling or closing these retail origination outlets by year end.

     Information regarding the mortgage loans we service for others and our mortgage servicing rights follows:



                                          Third Quarter        First Nine Months
                                        ----------------       -----------------
                                         2004       2003        2004        2003
                                         ----       ----        ----        ----
                                                  (Dollars in millions)
Outstanding balance of loans
  serviced for third parties (at
  quarter-end)                           $ 7,827    $ 8,149    $ 7,827     $ 8,149
Annualized prepayment rate                    26 %       55 %       31 %        50 %
Carrying amount of mortgage
  servicing rights as a percent of
  balance serviced (at quarter-end)         0.82 %     1.08 %     0.82 %      1.08 %


     As previously announced, we have decided to sell our third-party mortgage servicing rights. As a result, our mortgage servicing rights are carried at fair value less estimated cost to sell. At third quarter-end 2004, the carrying value of our mortgage servicing rights was $64 million, net of a $31 million valuation allowance, which includes $8 million for estimated costs to sell. During fourth quarter 2004, we entered into a letter of intent to sell our servicing rights. We anticipate closing this sale by year-end 2004.

Asset Quality and Allowance for Loan Losses

     The following table summarizes various asset quality measures:



                                      Third Quarter-End   Year-End
                                      -----------------   --------
                                       2004      2003       2003
                                       ----      ----       ----
                                           (Dollars in millions)
Non-performing loans                   $  56     $  86     $  65
Restructured operating lease assets       37        41        40
Foreclosed real estate                    17        12        26
                                        ----      ----      ----
  Non-performing assets                $ 110     $ 139     $ 131
                                        ====      ====      ====

Non-performing loans as a percentage
  of total loans                        0.58 %     0.91 %   0.71 %
Non-performing assets ratio             1.12 %     1.46 %   1.42 %

Allowance for loan losses as a
  percent of:
  Non-performing loans                   170 %      152 %    172 %
  Total loans                           0.98 %     1.38 %   1.22 %


     We have contracts to sell one of our foreclosed real estate assets for an amount approximating its $10 million carrying value.

     The following table summarizes changes in the allowance for loan losses:



                                    Third Quarter     First Nine Months
                                    -------------     -----------------
                                     2004    2003     2004        2003
                                     ----    ----     ----        ----
                                         (Dollars in millions)
Balance at beginning of period       $  100  $ 117    $ 111       $  132
   Net charge-offs                        1      -       (6)         (46)
   Provision (credit) for loan losses    (5)    13       (9)          44
                                      -----   ----     ----        -----
Balance at end of period             $   96  $ 130    $  96       $  130
                                      =====   ====     ====        =====
Net charge-offs as a percentage of
  average loans outstanding           (0.01%)    - %   0.09 %       0.62 %


     Third quarter 2004 and first nine months 2004 provision for loan loss was a credit to earnings due to repayments on loans for which we had previously provided loan loss reserves, recoveries of previously charged-off loans and general improvement in overall loan quality. While several loans required additional loan loss reserves and we charged off a portion of several loans that were foreclosed upon, our loan losses in 2004 have been substantially less than in 2003. Third quarter and first nine months 2003 charge-offs and loan loss provisions were principally related to asset-based loans.

Unallocated Expenses, Other (Income) Expense and Interest

     The change in unallocated expenses in first nine months 2004 was principally due to an increase in stock-based compensation and expenses related to our assessment of internal controls over financial reporting mandated by the Sarbanes-Oxley Act.

     Other operating (income) expense items are not allocated to business segments. In addition to the items previously discussed within the segments, the remainder of unallocated other operating (income) expense includes expenses related to initiatives to consolidate administrative functions and effect improvements in supply chain management of $1 million in third quarter 2004 and $12 million in third quarter 2003 and $7 million in first nine months 2004 and $36 million in first nine months 2003. During third quarter 2004, we revised our estimates of contractual relocation expense and reduced our accrual for these expenses by $2 million.

     The change in parent company interest expense in third quarter and first nine months 2004 was due to a reduction in long-term debt and lower interest rates.

     Other non-operating expense consists of a charge related to our early retirement of debt.

Income Taxes

     Our effective tax rate was 39 percent in third quarter 2004 and first nine months 2004, the likely effective tax rate for the year 2004. Our effective tax rate was 200 percent in third quarter 2003 and, excluding the one-time tax benefit discussed below, was 21 percent in first nine months 2003. Differences between the effective tax rate and the statutory rate are due to state income taxes, nondeductible items, foreign operating losses, and other items for which no financial benefit is recognized until realized.

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

Average Shares Outstanding

     The change in average shares outstanding in third quarter
2004 and first nine months 2004 was principally due to employee exercises of stock options.

Capital Resources and Liquidity for First Nine Months 2004

     Substantially all of our consolidated net assets invested in financial services are subject to regulatory rules and regulations including restrictions on the ability of financial services to pay dividends to the parent company. Accordingly, the parent company and the financial services capital resources and liquidity are discussed separately.

Parent Company

Operating Activities

     Cash provided by operations was $271 million in first nine months 2004 and $264 million in first nine months 2003. Depreciation and other non-cash charges and credits were $251 million in first nine months 2004 and $106 million in first nine months 2003. Dividends received from financial services were $70 million in first nine months 2004 and $120 million in first nine months 2003. No dividends were received during third quarter 2004.

     Our working capital needs increased $119 million in first nine months 2004 and $27 million in first nine months 2003. The change was principally due to an increase in receivables and inventories. Working capital is always subject to the timing of collections on receivables and payments on payables and to a lesser extent to seasonal fluctuations in our operations.

Investing Activities

     Our investing activities used $57 million in first nine months 2004 and $67 million in first nine months 2003. Capital expenditures were $117 million in first nine months 2004, 70 percent of depreciation, and $96 million in first nine months 2003, 55 percent of depreciation. Cash proceeds from sales of non-strategic assets were $63 million in first nine months 2004 and $36 million in first nine months 2003.

     We made no capital contributions to financial services in first nine months 2004 or first nine months 2003.

Financing Activities

     Our financing activities used $219 million in first nine months 2004 and $200 million in first nine months 2003. Debt was reduced by $155 million in first nine months 2004. In June 2004, we redeemed all of the outstanding 9.38% to 9.88% senior subordinated and senior notes issued by Gaylord Container Corporation. The principal amount held by third parties was $44 million and the redemption premium was $2 million. During third quarter 2004, we repaid $100 million in 7.25% notes that became due. Also during second quarter 2004, we paid $64 million of other long-term liabilities, principally timber rights purchase obligations. We issued 1,143,579 shares of our common stock to employees exercising options having an aggregate exercise price of $60 million during first nine months 2004.

     We paid cash dividends to our shareholders of $60 million, or $1.08 per share, in first nine months 2004 and $55 million, or $1.02 per share, in first nine months 2003.

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

     At third quarter-end 2004, we had cash and short-term investments of $15 million. Also, we had $562 million in unused borrowing capacity under our credit agreements and $249 million under our accounts receivable securitization program, which matures in May 2007. At third quarter-end 2004, we complied with all the terms and conditions of our credit agreements and of our accounts receivable securitization program.

     As we did earlier in 2004, from time to time we may refinance existing debt obligations or use available cash flow to retire existing debt obligations before they come due.

Financial Services

Operating Activities

     Cash provided by operations was $160 million in first nine months 2004 and $611 million in first nine months 2003. The change was principally because in 2004 we have sold approximately the same amount of mortgage loans as we originated, whereas in 2003 we sold substantially more than we originated, reducing our available loans held for sale. Changes in loans held for sale are always subject to the timing of loan originations and loan sales, however, we anticipate our loans held for sale and related cash flows will decrease substantially as a result of our announced intentions to reposition our mortgage origination activities.

Investing Activities

     Our investing activities used $29 million in first nine months 2004 and provided $356 million in first nine months 2003. The change was principally because we received less principal payments on mortgage-backed securities as mortgage prepayments decreased in 2004. Assets held for sale approximate $67 million at third quarter-end 2004. It is likely these assets will be sold during fourth quarter 2004.

Financing Activities

     Our financing activities used $89 million in first nine months 2004 and $949 million in first nine months 2003. The change was principally because we repaid fewer borrowings and because we accepted more deposits.

     Financial services paid dividends to the parent company of $70 million in first nine months 2004 and $120 million in first nine months 2003. No dividends were paid during third quarter
2004.

Liquidity

     Our sources of short-term funding are our operating cash flows, new deposits, borrowings under our existing agreements and, if necessary, sales of assets. Assets that can be readily converted to cash or against which we can readily borrow include short-term investments, loans, mortgage loans held for sale, and securities. At third quarter-end 2004, we had available liquidity of $2.9 billion, an increase over second quarter 2004 as a result of obtaining improved collateral credit for some of our assets. As a result of our planned sale of mortgage servicing rights, we anticipate transferring deposits we hold for mortgage borrowers and third-party mortgage investors to the purchaser of our mortgage servicing rights. These deposits totaled $184 million at third quarter end 2004.

Off-Balance Sheet Arrangements

     We enter into commitments to extend credit for loans, leases, and letters of credit in the normal course of our business. We generally require collateral upon funding of these commitments and they carry substantially the same risk as loans.
These commitments normally include provisions allowing us to exit the commitment under certain circumstances. Our unfunded commitments consist of:


                                  Third
                               Quarter-End   Year-End
                                  2004         2003
                                  ----         ----
                                    (In millions)
Single-family mortgage loans     $   725     $   509
Unused lines of credit             1,790       1,696
Other loans                        3,447       3,141
Letters of credit                    381         290
                                   -----       -----
     Total                       $ 6,343     $ 5,636
                                   =====       =====

     As a result of our decision to reposition our mortgage origination activities and sell our third-party mortgage servicing portfolio, it is likely that our unfunded single-family mortgage loans commitments will decrease significantly.

Regulatory Matters

     At third quarter-end 2004, Guaranty met or exceeded all applicable regulatory capital requirements. We expect to maintain Guaranty's capital at a level that exceeds the minimum required for designation as "well capitalized" under the capital adequacy regulations of the Office of Thrift Supervision (OTS). From time to time, we may make capital contributions to or receive dividends from Guaranty.

     Selected financial and regulatory capital data for Guaranty and its consolidated mortgage banking and insurance subsidiaries follow:


                                  Third
                               Quarter-End   Year-End
                                  2004         2003
                                  ----         ----
                                    (In millions)
Balance sheet data:
  Total assets                   $ 16,669    $ 17,247
  Total deposits                    8,991       8,698
  Shareholder's equity              1,007         999





                                       Regulatory   For Categorization as
                              Actual    Minimum      "Well Capitalized"
                              ------    -------      ------------------
Regulatory capital ratios:
  Tangible capital            6.63 %     2.00 %             N/A
  Leverage capital            6.63 %     4.00 %            5.00  %
  Risk-based capital         10.93 %     8.00 %           10.00  %



     An internal investigation, which is still ongoing, has revealed that our mortgage origination operation failed to file certain regulatory reports on a timely basis and may have violated applicable laws or regulations. We have taken a number of actions as a result of this investigation, including improving compliance controls in the mortgage origination process. We reported these events to the OTS, including the results of our internal investigation and our remediation activities to date. The OTS is authorized to pursue supervisory actions, including the assessment of monetary penalties, to correct violations of certain regulations. We do not expect that monetary penalties or corrective actions, if any, imposed as a result of these circumstances will have a material impact on our financial position or results of operations. To date we have incurred $5 million of expenses, principally third-party consultants, to assist in the investigation and remedial actions. These expenses are included in non-operating expenses and are included in segment operating income. We have not incurred any material financial loss as a result of this matter and have no reason to believe that our investigation, when completed, will result in any material loss.

Pension and Postretirement Matters

     Based on preliminary estimates, we expect to incur in the range of $50 million in non-cash pension expense for the year 2005; about the same as expected for the year 2004, and that our minimum pension liability will increase by $8 million to about $258 million. Also based on these preliminary estimates, we do not expect our cash funding requirements to be significantly different from this year, in the range of $2 million or less.

     The Medicare Prescription Drug, Improvement and Modernization Act of 2003 was enacted in December 2003. This act expands Medicare to include, for the first time, coverage for prescription drugs. Our postretirement benefit plans provide for medical coverage, including a prescription drug subsidy, for certain participants. Due to the absence of detailed guidance necessary to implement the act, we are unable to precisely determine its effects on our postretirement benefit plans. However, based on our current understanding and analysis, it is likely that the effects will not significantly reduce our cost for these plans. In second quarter 2004, we adopted FASB Staff Position, No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. This staff position permits us to defer recognizing the effects of the act when we conclude they are not significant until our next annual plan measurement date. Based on preliminary estimates, we expect the effect of the act will be to reduce our 2005 postretirement expense by approximately $1 million and reduce our year-end 2004 postretirement liability by approximately $8 million.

Energy and the Effects of Inflation

     Energy costs were $211 million in first nine months 2004 compared with $208 million in first nine months 2003. Our energy costs fluctuate based on the market prices we pay for these commodities and on the amount and mix of the types of fuel we may use. We hedge very little of our energy needs. It is likely that these costs will continue to fluctuate during 2004.

Accounting Policies

Critical Accounting Estimates

     In third quarter 2004, there were no significant changes in our critical accounting estimates from those we identified in our Form 10-K for the year 2003.

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

     Since we filed our Quarterly Report on Form 10-Q for the period ended July 3, 2004, there have been no material developments in pending legal proceedings, except as follows:

     On October 15, 2003, a release of what is suspected to have been nitrogen dioxide and nitrogen oxide took place at Gaylord's linerboard mill lift station and sewer system in Bogalusa, Louisiana. Based upon our investigation, the total amount of released nitrogen oxide and nitrogen dioxide is believed to be no more than twenty pounds. The gaseous release dispersed in the atmosphere and was not observed beyond the fence-line. The mill followed appropriate protocols for handling this type event, notifying the Louisiana Department of Environmental Quality, the U.S. Environmental Protection Agency, and local law enforcement officials. We assisted the environmental agencies in investigating the incident and no citations or penalties were issued. In October 2004, a class action lawsuit was filed against Gaylord by local residents seeking damages related to this incident. We believe the likelihood of a material loss from this litigation is remote and do not believe that the outcome should have a material adverse effect on our financial position, results of operations, or cash flow.

     On July 22, 2002, a delivery driver for a chemical supply company overfilled a storage tank for caustic soda at a Gaylord converting facility in Tipton, Indiana. The excess caustic soda drained through an overflow pipe into the city sewer system, resulting in a temporary shutdown of the city wastewater treatment plant and killing approximately 2,000 fish in a local creek. Gaylord removed the fish, assisted in restoring operations at the wastewater treatment plant, and took other corrective actions to assure no ongoing effect to human health or the environment. We continue to assist the environmental agencies in investigating the incident. At this time, we are not able to predict whether Gaylord will be subject to any monetary sanctions arising out of this incident or the amount of any such monetary sanctions.

STATISTICAL AND OTHER DATA

Parent Company

     The following table presents revenues and unit sales for our manufacturing segments:

                                          Third Quarter        First Nine Months
                                        ----------------       -----------------
                                         2004       2003        2004        2003
                                         ----       ----        ----        ----
                                                  (Dollars in millions)

Revenues<Fa>
Corrugated Packaging
  Corrugated packaging                   $ 667      $ 617      $1,965      $1,877
  Linerboard                                22         50          84         142
                                          ----       ----       -----       -----
    Total                                $ 689      $ 667      $2,049      $2,019
                                          ====       ====       =====       =====
Forest Products
  Pine lumber                            $  90      $  73      $  258      $  193
  Particleboard                             48         38         143         113
  Medium density fiberboard                 28         21          84          70
  Gypsum wallboard                          30         19          81          53
  Fiberboard                                23         20          62          51
  Other                                     47         40         111         103
                                          ----       ----        ----       -----
    Total                                $ 266      $ 211      $  739      $  583
                                          ====       ====        ====       =====
Unit sales<Fa>
Corrugated Packaging
  Corrugated packaging, thousands of tons  842        793       2,556       2,382
  Linerboard, thousands of tons             57        150         240         421
                                          ----       ----        ----       -----
    Total, thousands of tons               899        943       2,796       2,803
                                          ====       ====        ====       =====
Forest Products
  Pine lumber, mbf                         237        227         707         641
  Particleboard, msf                       141        149         463         444
  Medium density fiberboard, msf            57         51         182         172
  Gypsum wallboard, msf                    203        165         571         472
  Fiberboard, msf                          121        123         331         312

  <Fa>  Revenues and unit sales do not include joint venture operations.

Financial Services

  The following table summarizes the composition of our loan portfolio:

                                      Third Quarter-End  Year-End
                                      -----------------  --------
                                       2004     2003       2003
                                       ----     ----       ----
                                           (In millions)
Single-family mortgage              $ 3,627   $ 3,082   $ 3,255
Single-family mortgage warehouse        544       395       387
Single-family construction            1,280     1,054       889
Multifamily and senior housing        1,691     1,831     1,769
                                      -----     -----     -----
   Total residential housing          7,142     6,362     6,300
Commercial real estate                  623     1,175     1,015
Commercial and business                 694       622       585
Energy lending                          690       520       562
Asset-based lending and leasing         441       595       499
Consumer and other                      196       177       176
                                      -----     -----     -----
   Total loans                        9,786     9,451     9,137
Less allowance for loan losses          (96)     (130)     (111)
                                      -----     -----     -----
   Loans receivable, net            $ 9,690   $ 9,321   $ 9,026
                                      =====     =====     =====


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

Interest Rate Risk

     Our current level of interest rate risk is primarily due to the lending and funding activities of our financial services segment. The following table illustrates the estimated effect on our pre-tax income of immediate, parallel and sustained shifts in interest rates for the next 12-months at third quarter-end 2004, with comparative year-end 2003 information. This estimate considers the effect of changing prepayment speeds, repricing characteristics and average balances over the next 12 months.


                    Increase (Decrease) in Income Before Taxes
                   --------------------------------------------
                   Third Quarter-End 2004       Year-End 2003
                   ----------------------     -----------------
                   Parent     Financial       Parent    Financial
                   Company    Services        Company   Services
                   -------    --------        -------   --------
                                    (In millions)
Change in
Interest Rates
--------------
    +2%              $  1      $  (5)          $  (2)    $   8
    +1%                 -         17              (1)       28
    -1%                 -        (27)              1       (20)



     We did not present a two percent interest rate decrease because of the current low interest rate environment. The analysis assumes that debt reductions from contractual payments will be replaced with short-term variable rate debt; however, that may not be the financing alternative we choose to follow.

     Our parent company's interest rate risk is related to our long-term debt and our interest rate swap. Since our parent company debt is primarily fixed rate, interest rate changes are not expected to affect earnings significantly. However, interest rate changes will affect the value of the interest rate swap derivative transaction but we would not expect that would be significant.

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

     The table above does not reflect the effect of changes in interest rates on the fair value of our mortgage servicing rights (estimated at $72 million, exclusive of selling costs at third quarter-end 2004). We estimate a one percent decline in long-term fixed mortgage rates from current levels would decrease the fair value of the mortgage servicing rights by $18 million. However, during fourth quarter 2004, we entered into a letter of intent to sell our servicing rights. We anticipate closing this sale by year-end 2004.

Foreign Currency Risk

     In third quarter 2004, there were no significant changes in foreign currency risk from that disclosed in our Annual Report on Form 10-K for the year 2003.

Commodity Price Risk

     In third quarter 2004, there were no significant changes in commodity price risk from that disclosed in our Annual Report on Form 10-K for the year 2003.

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

     Since we filed our Quarterly Report on Form 10-Q for the period ended July 3, 2004, there have been no material developments in pending legal proceedings, except as set forth below:

     On October 15, 2003, a release of what is suspected to have been nitrogen dioxide and nitrogen oxide took place at Gaylord's linerboard mill lift station and sewer system in Bogalusa, Louisiana. Based upon our investigation, the total amount of released nitrogen oxide and nitrogen dioxide is believed to be no more than twenty pounds. The gaseous release dispersed in the atmosphere and was not observed beyond the fence-line. The mill followed appropriate protocols for handling this type event, notifying the Louisiana Department of Environmental Quality, the U.S. Environmental Protection Agency, and local law enforcement officials. We assisted the environmental agencies in investigating the incident and no citations or penalties were issued. In October 2004, a class action lawsuit was filed against Gaylord by local residents seeking damages related to this incident. We believe the likelihood of a material loss from this litigation is remote and do not believe that the outcome should have a material adverse effect on our financial position, results of operations, or cash flow.

     On July 22, 2002, a delivery driver for a chemical supply company overfilled a storage tank for caustic soda at a Gaylord converting facility in Tipton, Indiana. The excess caustic soda drained through an overflow pipe into the city sewer system, resulting in a temporary shutdown of the city wastewater treatment plant and killing approximately 2,000 fish in a local creek. Gaylord removed the fish, assisted in restoring operations at the wastewater treatment plant, and took other corrective actions to assure no ongoing effect to human health or the environment. We continue to assist the environmental agencies in investigating the incident. At this time, we are not able to predict whether Gaylord will be subject to any monetary sanctions arising out of this incident or the amount of any such monetary sanctions.

Item 2.   Unregistered Sales of Equity Securities and Use of
          Proceeds.

     None.

Item 3.   Defaults Upon Senior Securities.

     None.

Item 4.   Submission of Matters to a Vote of Security Holders.

     None.

Item 5.   Other Information.

     None.

Item 6.   Exhibits and Reports on Form 8-K.

     (a) Exhibits.

     31.1 - Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002.
     31.2 - Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section302 of the Sarbanes-Oxley Act of 2002.
     32.1 - Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
     32.2 - Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K

     During the quarter ended October 2, 2004, the Company filed the following Current Reports on Form 8-K:

     1. Current Report on Form 8-K dated July 27, 2004, reporting under Items 9 and 12 a press release issued by the Company announcing earnings for the period ended July 3, 2004.
     2. Current Report on Form 8-K dated July 27, 2004, reporting under Item 9 presentation materials of Kenneth M. Jastrow, II, Chief Executive Officer of Temple-Inland Inc., used in Mr. Jastrow's conference call on July 27, 2004, discussing the Company's earnings for the quarter ended July 3, 2004.
     3. Current Report on Form 8-K dated August 4, 2004, reporting under Item 5 a press release issued by the Company announcing plans to reposition mortgage activities within its wholly-owned subsidiary, Guaranty Residential Lending, Inc.
     4. Current Report on Form 8-K dated September 20, 2004, reporting under Item 8.01 a press release issued by the Company announcing that its wholly-owned subsidiary, Guaranty Residential Lending, Inc., plans to sell its third party mortgage servicing portfolio.
     5. Current Report on Form 8-K dated September 23, 2004, furnishing under Item 7.01 the presentation materials of Kenneth
          M. Jastrow, II, Chief Executive Officer of the Company, used in Mr. Jastrow's address on September 23, 2004, to the Global Paper and Forest Products Conference sponsored by UBS Warburg.

                           SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   TEMPLE-INLAND INC.
                                      (Registrant)





Dated:  November 10, 2004           By    /s/ Louis R. Brill
                                      ---------------------------
                                        Louis R. Brill
                                        Chief Accounting Officer

                        INDEX TO EXHIBITS



Exhibit No.         Description                        Page No.
-----------         --------------------------------   --------

31.1                Certification of Chief Executive     42
                    Officer pursuant to Exchange Act
                    Rule 13a-14(a), as adopted
                    pursuant to Section 302 of the
                    Sarbanes-Oxley Act of 2002


31.2                Certification of Chief Financial     44
                    Officer pursuant to Exchange Act
                    Rule 13a-14(a), as adopted
                    pursuant to Section 302 of the
                    Sarbanes-Oxley Act of 2002


32.1                Certification of Chief Executive     46
                    Officer pursuant to 18 U.S.C.
                    Section 1350, as adopted pursuant
                    to Section 906 of the Sarbanes-
                    Oxley Act of 2002

32.2                Certification of Chief Financial     47
                    Officer pursuant to 18 U.S.C.
                    Section 1350, as adopted pursuant
                    to Section 906 of the Sarbanes-
                    Oxley Act of 2002