Form 10-K
period 2005-01-01
TEMPLE INLAND INC
filed 2005-03-11
CIK 731939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
               (Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 1, 2005
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

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑       No ☐
      The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing sales price of the Common Stock on the New York Stock Exchange on July 3, 2004, was approximately $3,025,000,000. For purposes of this computation, all officers, directors, and five percent beneficial owners of the registrant (as indicated in Item 12) are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or five percent beneficial owners are, in fact, affiliates of the registrant.
      As of March 1, 2005, there were 57,217,459 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Company’s definitive proxy statement to be prepared in connection with the Annual Meeting of Shareholders to be held May 6, 2005, are incorporated by reference into Part III of this report.

i

PART I

Item 1.	Business
Introduction
      Temple-Inland Inc. is a holding company that, through its subsidiaries, operates three business segments:

•	corrugated packaging, which provided 58 percent of our consolidated net revenues for 2004, is a vertically integrated corrugated packaging operation that consists of:

•	five linerboard mills,

•	one corrugating medium mill, and

•	72 converting and other facilities;

•	forest products, which provided 20 percent of our consolidated net revenues for 2004, manages our forest resources of approximately two million acres of timberland in Texas, Louisiana, Georgia, and Alabama (including our approximately 173,000 acres of high-value land located near Atlanta, Georgia), and manufactures a wide range of building products, including:

•	lumber,

•	particleboard,

•	medium density fiberboard,

•	gypsum wallboard, and

•	fiberboard; and

•	financial services, which provided 22 percent of our consolidated net revenues for 2004, provides financial services in the areas of:

•	consumer and commercial banking,

•	real estate development, and

•	insurance.
      Temple-Inland Inc. is a Delaware corporation that was organized in 1983. Its significant subsidiaries are:

•	TIN Inc., which operates our corrugated packaging and forest products segments,

•	Temple-Inland Financial Services Inc., a financial services holding company,

•	Guaranty Holdings Inc. I, a financial services holding company, and

•	Guaranty Bank (“Guaranty”), a savings bank.
      Our principal executive offices are located at 1300 MoPac Expressway South, Austin, Texas 78746. Our telephone number is (512) 434-5800. Additional information about us may be obtained from our Internet website, the address of which is http://www.templeinland.com. We provide access through the website to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, including amendments to these reports, and other documents as soon as reasonably practicable after we file them with the Securities and Exchange Commission (“SEC”). In addition, beneficial ownership reports filed by officers, directors and principal security holders under Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are also available through our website. Our website also contains a corporate governance section that includes our corporate governance principles, audit committee charter, management development and executive compensation committee charter, nominating and governance committee charter, standards of business conduct and ethics, and code of ethics for senior financial officers, as well as information on how to communicate directly with our board of directors. We will also provide printed copies of any of these documents to any shareholder upon request.

Financial Information
      Our results of operations, including information regarding our principal business segments, are shown in the financial statements and the notes thereto contained in Item 8 of this Annual Report on Form 10-K. Certain statistical information required by Securities Act Industry Guide 3 and revenues and unit sales by product line and geographic area is also contained in Item 8 of this Annual Report on Form 10-K.
Narrative Description of the Business
      The following chart presents the ownership structure for our significant subsidiaries. It does not contain all our subsidiaries, many of which are dormant or immaterial entities. A list of our subsidiaries is filed as an exhibit to this annual report on Form 10-K. All subsidiaries shown are 100 percent owned by their immediate parent company listed in the chart.
Temple-Inland Inc.
Selected Subsidiary Chart
      At the end of 2004, we merged Inland Paperboard and Packaging, Inc. (“Inland”) and Gaylord Container Corporation (“Gaylord”), both of which historically operated our corrugated packaging segment, into Temple-Inland Forest Products Corporation, which historically operated our forest products segment. These actions combined substantially all of our manufacturing operations into a single corporation that we re-named TIN Inc., which operates under the assumed name Temple-Inland.
      Corrugated Packaging. We manufacture containerboard and convert it into a complete line of corrugated packaging. Approximately ten percent of the containerboard we produced in 2004 was sold in the domestic and export markets. We converted the remaining internal production, in combination with external containerboard we purchased, into corrugated containers at our box plants. We convert more containerboard than we produce.
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
      We also manufacture bulk containers constructed of multi-wall corrugated board for extra strength, which are used for bulk shipments of various materials. In 2004, we sold certain assets used in our specialty packaging business.

      We serve about 7,100 packaging customers with approximately 10,000 shipping destinations. The largest single customer accounted for approximately three percent and the ten largest customers accounted for approximately 16 percent of 2004 corrugated packaging revenues.
      Sales of corrugated packaging track changing population patterns and other demographics. Historically, there has been a correlation between the demand for corrugated packaging and orders for nondurable goods.
      We also own a 50 percent interest in Premier Boxboard Limited LLC, a joint venture that produces light-weight gypsum facing paper and corrugating medium at a mill in Newport, Indiana.
      During 2004, we closed converting facilities in Dallas, Texas; Raleigh, North Carolina; Rock Hill, South Carolina; Louisville, Kentucky; and Mishawaka, Indiana, as we continued efforts to improve our asset utilization and enhance return on investment from corrugated packaging. These closures were part of our initiatives announced in November 2003 to lower costs and improve profitability from corrugated packaging. We will continue to consolidate converting facilities, eliminate positions, and improve asset utilization as part of these initiatives.
      Forest Products. We manage two million acres of timberland, which is located in Texas, Louisiana, Georgia, and Alabama. This timberland is an important source of wood fiber used in manufacturing both forest products and corrugated packaging. In our forest products segment, we manufacture lumber, particleboard, medium density fiberboard (“MDF”), gypsum wallboard, and fiberboard.
      We sell forest products throughout the continental United States and in Canada, with the majority of sales occurring in the southern United States. The ten largest customers accounted for approximately 25 percent of 2004 forest products revenues. Most of our products are sold by account managers and representatives to distributors, retailers, and original equipment manufacturers. The forest products business is heavily dependent upon the level of residential housing expenditures, including the repair and remodeling market.
      We own a 50 percent interest in each of two joint ventures: Del-Tin Fiber LLC, which produces MDF at a facility in Arkansas; and Standard Gypsum LP, which produces gypsum wallboard at a plant and related quarry in Texas and a plant in Tennessee.
      We have designated approximately 173,000 acres of our timberland near Atlanta, Georgia, as high-value with the potential for real estate development. We intend to create the infrastructure on this high-value land that will allow us over time to realize value from these lands through sale, joint venture, or development.
      Financial Services. We operate a savings bank and an insurance agency and engage in real estate development.
      Savings Bank. Guaranty is a federally-chartered stock savings bank that conducts its business through banking centers in Texas and California and lends in diverse geographic markets. Our 95 Texas banking centers are concentrated in the metropolitan areas of Houston, Dallas/Fort Worth, San Antonio, and Austin, as well as the central and eastern regions of the state. Our 46 California banking centers are concentrated in Southern California and the Central Valley. We provide deposit products to the general public, invest in single-family adjustable-rate mortgages and mortgage-backed securities, lend money for the construction of real estate projects and the financing of business operations, and provide a variety of other financial products to consumers and businesses.
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
      Guaranty is required to maintain minimum capital levels in accordance with regulations of the Office of Thrift Supervision (“OTS”) established to ensure capital adequacy of savings institutions. We believe that as of year-end 2004, Guaranty met or exceeded all of these capital adequacy requirements. To remain in the lowest tier of Federal Deposit Insurance Corporation insurance premiums, Guaranty must meet a leverage capital ratio of at least five percent of adjusted total assets. At year-end 2004, the leverage capital ratio was 6.89 percent of adjusted total assets.
      As we previously disclosed, an internal investigation revealed that Guaranty’s mortgage origination operation failed to file certain statutory reports on a timely basis and may have violated applicable laws and regulations. We reported our findings and corrective actions to the Office of Thrift Supervision (OTS). After the OTS reviewed the findings and corrective actions and conducted its own examination, it and Guaranty entered into a Stipulation and Consent to the Issuance of an Order to Cease and Desist for Affirmative Relief (Consent Order). Guaranty agreed to the issuance of the Consent Order, without admitting or denying any wrongdoing or relevant findings, in the interest of addressing the matters subject to the review and avoiding the cost and disruptions associated with possible administrative or judicial proceedings regarding those matters. Under the Consent Order, Guaranty agreed, among other things, to take certain actions primarily related to its repositioned mortgage origination activities, including strengthening its regulatory compliance controls and management, enhancing its suspicious activity reporting and regulatory training programs, and implementing improved risk assessment and loan application register programs. No financial penalties were included in the Consent Order.
      Guaranty is in the process of completing implementation of these corrective actions and expects to have them in place by first quarter-end 2005. As described below, Guaranty has substantially completed the repositioning of its mortgage origination activities including the sale and closure of its retail mortgage origination outlets and has sold its third-party mortgage servicing portfolio.
      The Consent Order has no material on-going impact on the operations of Guaranty or its ability to pay dividends to the parent company.
      Through subsidiaries of Guaranty, we act as agent in the sale of commercial and personal lines of property, casualty, life, and group health insurance products. We also administer the marketing and distribution of several mortgage-related personal life, accident, and health insurance programs. In addition, we sell annuities primarily to customers of Guaranty.
      Mortgage Banking. Through the end of 2004, we operated a mortgage banking business through subsidiaries of Guaranty that originated, warehoused, and serviced FHA, VA, and conventional mortgage loans primarily on single-family residential property. Most of these loans were sold to Guaranty or in the secondary markets by delivering whole loans to third parties or through delivery into a pool of mortgage loans being securitized into a mortgage-backed security. We produced $6.8 billion in mortgage loans during 2004.
      We repositioned our mortgage origination activities and sold our third party mortgage-servicing portfolio to reduce costs and exposure to changing market conditions, including a slow-down in refinancing activity. While we will still originate mortgage loans for our own portfolio and, to a lesser extent, for sale to others, we will limit our product offerings and reposition our retail origination activities. We will continue to originate loans through brokers and correspondent networks and in certain retail channels, including the retail branches of Guaranty. In addition, we have discontinued our loan servicing operations and outsource the servicing on all mortgage loans we own. These actions affected over 1,500 employees and resulted in the closure or sale of over 100 of our mortgage origination outlets.
      Real Estate. We are involved in the development of over 60 residential subdivisions in Texas, California, Colorado, Florida, Georgia, Missouri, Tennessee, and Utah. We also own, either directly or through joint venture interests, 16 commercial properties.
      Other Information. On February 4, 2005, we announced that we had received notice that Carl Icahn and Icahn Partners Master Fund LP have each made a filing under the Hart-Scott-Rodino Antitrust Improvements Act for clearance to acquire more than $100 million, but less than $500 million, of our common stock. On February 17, 2005, Icahn Partners LP and Icahn Partners Master Fund LP, entities affiliated with Carl Icahn, provided notice of their intention to nominate three individuals for election to the Company’s Board of Directors at the Annual Meeting of Stockholders to be held on May 6, 2005. The notice stated that these funds beneficially own approximately 2.13% of the outstanding Common Stock of the Company. Except for these notices, we have not had any contact with Mr. Icahn or these funds.

Raw Materials
      Our main raw material resource is wood fiber. We own or lease approximately two million acres of timberland located in Texas, Louisiana, Georgia, and Alabama. In 2004, wood fiber required for our corrugated packaging and forest products operations was supplied from these lands and as a by-product of our solid wood operations to the extent shown below:

Percentage
Supplied
Raw Material	Internally

Sawtimber	59%
Pine Pulpwood	42%
      The balance of our wood fiber requirements for these operations was purchased from numerous landowners and other timber owners, as well as other producers of wood by-products.
      Linerboard and corrugating medium are the principal materials used to make corrugated boxes. Our mills at Rome, Georgia; Bogalusa, Louisiana; and Orange, Texas, only manufacture linerboard. Our Ontario, California, and Maysville, Kentucky, mills are traditionally linerboard mills, but can manufacture corrugating medium. Our New Johnsonville, Tennessee, mill only manufactures corrugating medium. The principal raw material used by the Rome, Georgia; Orange, Texas; and Bogalusa, Louisiana, mills is virgin fiber. The Ontario, California, and Maysville, Kentucky, mills use only recycled fiber. The mill at New Johnsonville, Tennessee, uses a combination of virgin and recycled fiber. In 2004, recycled fiber represented approximately 36 percent of the total fiber needs of our containerboard operations. The price of recycled fiber fluctuates due to normal supply and demand for the raw material and for the finished product. We purchase recycled fiber on the open market from numerous suppliers. Price fluctuations reflect the competitiveness of these markets. We generally produce more linerboard and less corrugating medium than is converted at our box plants. The deficit of corrugating medium is filled through open market purchases and/or trades, and we sell any excess linerboard in the open market.
      In 2004, we began a capital project at our Rome, Georgia, mill that will enable it to also use recycled fiber as a raw material. This project should be completed in 2005. Upon completion, the Rome mill will be able to use recycled fiber for approximately ten percent of its raw material requirements.
      We obtain gypsum for our wallboard operations in Fletcher, Oklahoma, from one outside source through a long-term purchase contract. At our gypsum wallboard plant in West Memphis, Arkansas, and the joint venture gypsum wallboard plant in Cumberland City, Tennessee, synthetic gypsum is used as a raw material. Synthetic gypsum is a by-product of coal-burning electrical power plants. We have a long-term supply agreement for synthetic gypsum produced at a Tennessee Valley Authority electrical plant located adjacent to the Cumberland City plant. Synthetic gypsum acquired pursuant to this agreement supplies all the synthetic gypsum required by the Cumberland City plant and our West Memphis plant. The joint venture gypsum wallboard plant in McQueeney, Texas, primarily uses gypsum obtained from its own quarry and gypsum acquired from the same source that supplies the Fletcher, Oklahoma, plant.
      We believe the sources outlined above will be sufficient to supply our raw material needs for the foreseeable future.
Energy
      Electricity and steam requirements at our manufacturing facilities are either supplied by a local utility or generated internally through the use of a variety of fuels, including natural gas, fuel oil, coal, wood bark, and other waste products resulting from the manufacturing process. By utilizing these waste products and other wood by-products as a biomass fuel to generate electricity and steam, we were able to generate approximately 70 percent of our energy requirements at our mills in Rome, Georgia; Bogalusa, Louisiana; and Orange, Texas, during 2004. In some cases where natural gas or fuel oil is used, our facilities possess a dual capacity enabling the use of either fuel as a source of energy.
      The natural gas needed to run our natural gas fueled power boilers, package boilers, and turbines is acquired pursuant to a multiple vendor solicitation process that provides for the purchase of gas, primarily on a firm basis with a few operations on an interruptible basis, at rates favorable to spot market rates. Natural gas prices rose during 2004. We cannot predict future prices for natural gas.
      In an effort to reduce our exposure to changing prices for natural gas, we have capital projects in progress at our Bogalusa, Rome, and Orange mills that will modify existing boilers to allow us to significantly increase the use of wood bark and waste fuel instead of natural gas for steam generation. These projects will enable us to reduce our natural gas usage by at least 20 percent, are estimated to cost approximately $41 million, and should be completed in the latter part of 2005.
Employees
      We have approximately 16,000 employees. Approximately 6,000 of our employees are covered by collective bargaining agreements. These agreements generally run for a term of three to six years and have varying expiration dates. The following table summarizes certain information about collective bargaining agreements that cover a significant number of employees:

Location	Bargaining Unit(s)	Employees Covered	Expiration Dates

Linerboard Mill, Orange, Texas	Paper, Allied-Industrial, Chemical and Energy Workers Intl. (“PACE”), Local 1398, and PACE, Local 391	219 Hourly Production Employees and 109 Hourly Maintenance Employees	July 31, 2005
Linerboard Mill, Bogalusa, Louisiana	PACE, Local 189, International Brotherhood of Electrical Workers (“IBEW”), Local 1077, and Office and Professional Employees International Union (“OPEIU”), Local 89	243 Hourly Production Employees, 124 Hourly Maintenance Employees, 28 Electrical Maintenance Employees, and 9 Office Employees	August 1, 2006 (PACE and IBEW), and October 11, 2006 (OPEIU)
Linerboard Mill, Rome, Georgia	PACE, Local 804, IBEW, Local 613, United Association of Journeymen & Apprentices of the Plumbing & Pipefitting Industry of the U.S. and Canada, Local 72, and International Association of Machinists & Aerospace Workers, Local 414	267 Hourly Production Employees, 36 Electrical Maintenance Employees, and 122 Hourly Maintenance Employees	July 31, 2006
Evansville, Indiana, Louisville, Kentucky, and Middletown, Ohio, Box Plants (“Northern Multiple”)	PACE, Local 1046, PACE, Local 1737, and PACE, Local 114, respectively	108, 102, and 97 Hourly Production Employees, respectively	April 30, 2008
Rome, Georgia, and Orlando, Florida, Box Plants (“Southern Multiple”)	PACE Local 838 and PACE Local 834, respectively	123 and 96 Hourly Production Employees, respectively	December 1, 2008
      We have additional collective bargaining agreements with employees at various other manufacturing facilities. These agreements each cover a relatively small number of employees and are negotiated on an individual basis at each such facility.
      We consider our relations with our employees to be good.

Environmental Protection
      Our operations are subject to federal, state, and local provisions regulating discharges into the environment and otherwise related to the protection of the environment. Compliance with these provisions, primarily the Federal Clean Air Act, Clean Water Act, Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), as amended by the Superfund Amendments and Reauthorization Act of 1986 (SARA), and Resource Conservation and Recovery Act (RCRA), requires us to invest substantial funds to modify facilities to assure compliance with applicable environmental regulations. Capital expenditures directly related to environmental compliance totaled $11 million in 2004. This amount does not include capital expenditures for environmental control facilities made as a part of major mill modernizations and expansions or capital expenditures made for another purpose that have an indirect benefit on environmental compliance.
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
      Future expenditures for environmental control facilities will depend on new laws and regulations and other changes in legal requirements and agency interpretations thereof, as well as technological advances. We expect the prominence of environmental regulation and compliance to continue for the foreseeable future. Given these uncertainties, we currently estimate that capital expenditures for environmental purposes during the period 2005 through 2007 will average $9 million each year, excluding expenditures related to the Maximum Achievable Control Technology (MACT) programs and landfill closures discussed below. The estimated expenditures could be significantly higher if more stringent laws and regulations are implemented.
      On April 15,1998, the U.S. Environmental Protection Agency (“EPA”) issued extensive regulations governing air and water emissions from the pulp and paper industry (“Cluster Rule”). Compliance with the MACT phases of the Cluster Rule will be required at certain intervals through 2007.
      MACT I Standard

•	The first phase of MACT I covered the Hazardous Air Pollutant (“HAP”) emissions from Low Volume High Concentration Sources and pulp mill foul condensate streams at three containerboard mills. Compliance was required by April 2002, and we spent approximately $15 million to meet the requirements of this rule.

•	The second phase of MACT I covered HAP emissions from High Volume Low Concentration sources at three containerboard mills. Compliance is required by April 2006, and we estimate capital expenditures to be approximately $7 million to meet these requirements.
      The MACT II Standard is for the control of HAP emissions from pulp and paper mill combustion sources. Compliance was required by April 2004 and applies to three containerboard mills. The total expenditures to comply with this standard associated with the reporting and record keeping activities for monitoring HAP emissions were $115,000.
      On September 13, 2004, EPA published the Boiler MACT. This regulation affects industrial boilers and process heaters burning all fuel types with the exception of small gas-fired units. However, large existing gas fired units and liquid fuel (oil) fired units need only submit an initial notification. Affected units with emission standards include new gas-fired and liquid fuel units and all large solid fuel units at major sources for HAPs. Compliance methods vary from verification by testing that the affected unit does not emit a regulated amount of HAPs to adding additional control equipment. Compliance is required by September 2007. We have 11 boilers at nine containerboard and forest products facilities that are now being evaluated to determine appropriate compliance measures and costs.
      The Plywood and Composite Wood Panel (PCWP) MACT standards were published July 30, 2004, and also limit emissions of HAPs. The rule offers several options for compliance including emission control device performance, production based emission limits, emission averaging, and a low risk subcategory. The initial notices of applicability were filed prior to the January 26, 2005 deadline, with PCWP MACT compliance required by October 1, 2007. We have 12 forest products facilities affected by the regulation. These are now being evaluated to determine appropriate compliance measures. Capital expenditures are estimated at $14 million.
      We use company-owned landfills for disposal of non-hazardous waste at three containerboard mills and two forest products facilities. Based on third-party cost estimates, we expect to spend, on an undiscounted basis, $23 million over the next 25 years to ensure proper closure of these landfills. We are remediating a former creosote treating facility and one on-site location obtained in the Gaylord acquisition. We expect the additional cost to remediate these sites on an undiscounted basis will be $15 million.
      In addition to these capital expenditures, we spend a significant amount on ongoing maintenance costs to continue compliance with environmental regulations. We do not believe, however, that these capital expenditures or maintenance costs will have a material adverse effect on our earnings. In addition, expenditures for environmental compliance should not have a material effect on our competitive position, because other companies are also subject to these regulations.
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
      The corrugated packaging industry is highly competitive with approximately 1,400 box plants in the United States. Our box plants accounted for approximately 12.4 percent of total industry shipments during 2004, making us the third largest producer of corrugated packaging in the United States. Although corrugated packaging is dominant in the national distribution process, our products also compete with various other packaging materials, including products made of paper, plastics, wood, and metals.
      In building products markets, we compete with many companies that are substantially larger and have greater resources in the manufacturing of building products.
      Our savings bank competes with commercial banks, savings and loan associations, mortgage banks, and other lenders. We also compete with real estate investment and management companies in our real estate activities and with insurance agencies in our property, casualty, life, and health insurance activities. The financial services industry is a highly competitive business, and a number of entities with which we compete have greater resources.

Executive Officers of the Registrant
      Set forth below are the names, ages, and titles of the persons who serve as executive officers of the Company:

Name	Age	Office

Kenneth M. Jastrow, II	57	Chairman of the Board and Chief Executive Officer
M. Richard Warner	53	President
J. Patrick Maley III	43	Executive Vice President
Bart J. Doney	55	Group Vice President
Kenneth R. Dubuque	56	Group Vice President
Jack C. Sweeny	58	Group Vice President
Doyle R. Simons	41	Executive Vice President
Randall D. Levy	53	Chief Financial Officer
Louis R. Brill	63	Chief Accounting Officer and Vice President
Scott Smith	50	Chief Information Officer
J. Bradley Johnston	49	Chief Administrative Officer and General Counsel
Leslie K. O’Neal	49	Vice President, Assistant General Counsel and Secretary
David W. Turpin	54	Treasurer
      Kenneth M. Jastrow, II became Chairman of the Board and Chief Executive Officer on January 1, 2000. Mr. Jastrow previously served in various capacities since 1991, including President, Chief Operating Officer, Chief Financial Officer, and Group Vice President. He also serves as Chairman of the Board of Financial Services, Chairman of the Board of Guaranty, and a Director of TIN Inc.
      M. Richard Warner was named President in November 2003. Mr. Warner was Vice President from June 1994 to November 2003 and was Chief Administrative Officer from May 1999 to November 2003. Mr. Warner also served as General Counsel from June 1994 to August 2002, as Vice Chairman of Guaranty from 1990 to 1991, and as Treasurer and Chief Accounting Officer of the Company from 1986 to 1990.
      J. Patrick Maley III became Executive Vice President — Paper in November 2004 following his appointment as Group Vice President in May 2003. Prior to joining the Company, Mr. Maley served in various capacities from 1992 to 2003 at International Paper, including director of manufacturing for the containerboard and kraft division, mill manager of the Androscoggin coated paper mill in Jay, Maine; staff manufacturing services director of the containerboard and kraft division; and segment general manager of the container business.
      Bart J. Doney became Group Vice President in February 2000. Mr. Doney has served as Executive Vice President of our Corrugated Packaging group since June 1998, Senior Vice President from 1996 until 1998, and Vice President, Sales and Administration, Containerboard Division from 1990 to 1996.
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
      Jack C. Sweeny became Group Vice President in May 1996. He also serves as Executive Vice President of our Forest Products group. From November 1982 through May 1996, Mr. Sweeny served in various capacities in our Forest Products Group.
      Doyle R. Simons was named Executive Vice President in February 2005 following his service as Chief Administrative Officer since November 2003. Mr. Simons served as Vice President, Administration from November 2000 to November 2003 and Director of Investor Relations from 1994 through 2003.
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
      J. Bradley Johnston became General Counsel in August 2002 and was also named Chief Administrative Officer in February 2005. Prior to that, Mr. Johnston served as General Counsel of Guaranty from January 1995 through May 1999, as General Counsel of Financial Services from May 1997 through July 2002 and Chief Administrative Officer of Financial Services and Guaranty from May 1999 through July 2002.
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
      We own and operate manufacturing facilities throughout the United States, four converting plants in Mexico, an MDF plant in Canada, and a box plant in Puerto Rico. Additional descriptions of selected properties are set forth in the following charts:
Containerboard Mills

		Number of	Annual	2004
Location	Product	Machines	Capacity	Production

			(In tons)
Ontario, California	Linerboard	1	335,730	338,605
Rome, Georgia	Linerboard	2	758,960	728,993
Orange, Texas	Linerboard	2	681,990	677,760
Bogalusa, Louisiana	Linerboard	2	866,360	855,860
Maysville, Kentucky	Linerboard	1	425,980	424,704
New Johnsonville, Tennessee	Medium	1	321,290	315,996

			3,390,310	3,341,918

Newport, Indiana*	Medium and gypsum facing paper	1	278,225	263,709

*	The table shows the full capacity of this facility that is owned by a joint venture in which we own a 50 percent interest. In 2004, we purchased 100,604 tons of medium from the venture.
Corrugated Packaging Plants*

Corrugator
Location	Size

Phoenix, Arizona	98”
Fort Smith, Arkansas	87”
Fort Smith, Arkansas(1)***	None
Antioch, California	78”
Bell, California	97”
Buena Park, California(1)	85”
City of Industry, California**	87” and 98”

Corrugator
Location	Size

El Centro, California(1)	87”
Gilroy, California(1)	87”
Gilroy, California(1)***	110”
Ontario, California	87”
Santa Fe Springs, California	97”
Santa Fe Springs, California**	87” 87” and 78”
Santa Fe Springs, California***	None
Tracy, California**	87” and 87”
Union City, California(1)***	None
Wheat Ridge, Colorado	87”
Newark, Delaware	87”
Orlando, Florida	98”
Tampa, Florida(1)	78”
Atlanta, Georgia	87”
Rome, Georgia	98”
Carol Stream, Illinois	87”
Chicago, Illinois	87”
Chicago, Illinois***	None
Elgin, Illinois	78”
Elgin, Illinois***	None
Crawfordsville, Indiana	98”
Evansville, Indiana	98”
Indianapolis, Indiana	87”
St. Anthony, Indiana***	None
Tipton, Indiana(1)***	110”
Garden City, Kansas	98”
Kansas City, Kansas	87”
Louisville, Kentucky	98”
Bogalusa, Louisiana	97”
Minden, Louisiana	98”
Minneapolis, Minnesota	87”
St. Louis, Missouri	87”
St. Louis, Missouri***	98”
Milltown, New Jersey(1)***	None
Spotswood, New Jersey	87”
Binghamton, New York	87”
Buffalo, New York***	None
Scotia, New York***	None
Utica, New York***	None
Warren County, North Carolina	98”
Madison, Ohio***	None
Marion, Ohio	87”
Middletown, Ohio	98”
Streetsboro, Ohio	98”
Biglerville, Pennsylvania	98”
Hazleton, Pennsylvania	98”

Corrugator
Location	Size

Kennett Square, Pennsylvania***	None
Littlestown, Pennsylvania***	None
Scranton, Pennsylvania	68”
Vega Alta, Puerto Rico	87”
Lexington, South Carolina	98”
Ashland City, Tennessee(1)***	None
Elizabethton, Tennessee(1)***	None
Dallas, Texas	98”
Edinburg, Texas	87”
San Antonio, Texas	98”
San Antonio, Texas***	None
Petersburg, Virginia	87”
San Jose Iturbide, Mexico	98”
Monterrey, Mexico	87”
Los Mochis, Sinaloa, Mexico	80”
Guadalajara, Mexico(1)***	None

*	The annual capacity of the box plants is a function of the product mix, customer requirements and the type of converting equipment installed and operating at each plant, each of which varies from time to time.

**	These plants each contain more than one corrugator.

***	Sheet or sheet feeder plants.

(1)	Leased facilities.
      Additionally, we own a graphics resource center in Indianapolis, Indiana, that has a 100” preprint press, and a fulfillment center in Gettysburg, Pennsylvania. We lease 50 warehouses located throughout much of the United States. Our Tru-Techtm tear-resistant and waterproof paper packaging product is manufactured at a plant we own in Linden, New Jersey.
Forest Products

		Rated Annual
Description	Location	Capacity

		(In millions of
		board feet)
Lumber	Diboll, Texas	181	*
Lumber	Pineland, Texas	310	**
Lumber	Buna, Texas	198
Lumber	Rome, Georgia	147
Lumber	DeQuincy, Louisiana	198

*	Includes separate finger jointing capacity of 10 million board feet.

**	Includes separate stud mill capacity of 110 million board feet.

		Rated Annual
Description	Location	Capacity

		(In millions of
		square feet)
Fiberboard	Diboll, Texas	460
Particleboard	Monroeville, Alabama	160
Particleboard	Thomson, Georgia	150
Particleboard	Diboll, Texas	150
Particleboard	Hope, Arkansas	200
Particleboard(1)(2)	Mt. Jewett, Pennsylvania	200
Gypsum Wallboard	West Memphis, Arkansas	440
Gypsum Wallboard	Fletcher, Oklahoma	460
Gypsum Wallboard*	McQueeney, Texas	400
Gypsum Wallboard*	Cumberland City, Tennessee	700
Medium Density Fiberboard	Pembroke, Ontario, Canada	135
Medium Density Fiberboard*	El Dorado, Arkansas	150
Medium Density Fiberboard(1)	Mt. Jewett, Pennsylvania	120

*	The table shows the full capacity of this facility that is owned by a joint venture in which we own a 50 percent interest.

(1)	Leased facilities.

(2)	Due to poor demand, we indefinitely curtailed production at this facility during 2003.
Timber and Timberland*
(In acres)

Pine Plantations	1,292,822
Natural Pine	78,147
Hardwood	115,513
Special Use/Non-Forested	550,859

Total	2,037,341

*	Includes approximately 230,000 acres of leased land.
      We believe our plants, mills, and manufacturing facilities are suitable for their purposes and adequate for our business.
      In 2001, we conducted a major study of our forests, which led to the following classifications: strategic timberland, non-strategic timberland, and high-value land with real estate development potential. Based on the study, 1,800,000 acres was identified as strategic, 110,000 acres as non-strategic, and 160,000 acres as high-value with the potential for real estate development. We continue to review our forest holdings to determine opportunities for maximizing the value of these lands.
      Since completion of this study, we have sold 97,130 acres of non-strategic land and 11,200 acres of high-value land, including 8,500 acres and 2,900 acres, respectively, during 2004. In addition, we reclassified some of our remaining acreage. At year-end 2004, we held 35,000 acres of non-strategic land, which will be sold over time, 173,000 acres of high-value land, and 1,830,000 acres of strategic timberland. The 1,830,000 acres of strategic timberland are important to our converting operations and play a key role in our competitiveness and ability to meet environmental certification requirements relating to sound forest management techniques and chain of custody. We intend to create the infrastructure on the 173,000 acres of high-value land that will allow us over time to realize value from these lands through sale, joint venture, or development.
      In connection with our timber holdings, we also own mineral rights on 388,000 acres in Texas and Louisiana and 351,000 acres in Alabama and Georgia. We do not derive a material amount of revenue from these mineral rights.

      We also own certain office buildings, including approximately 445,000 square feet of office space in Austin, Texas, and 150,000 square feet of space in Diboll, Texas. In connection with our project to relocate our corrugated packaging operation to Austin, Texas, our office building in Indianapolis, Indiana (approximately 130,000 square feet) is now held for sale.
      At year-end 2004, property and equipment having a net book value of $7 million were subject to liens in connection with $45 million of debt.

Item 3.	Legal Proceedings
General
      We are involved in various legal proceedings that have arisen from time to time in the ordinary course of business. All litigation has an element of uncertainty and the final outcome of any legal proceeding cannot be predicted with any degree of certainty. In our opinion, the possibility of a material loss from any of these proceedings is considered to be remote, and we do not expect that the effect of these proceedings will be material to our financial position, results of operations, or cash flow. Set forth below is a discussion of our most significant litigation matters, including environmental litigation.
Antitrust Litigation
      On May 14, 1999, Inland and Gaylord were named as defendants in a consolidated class action complaint that alleged a civil violation of Section 1 of the Sherman Act. The suit, captioned Winoff Industries, Inc. v. Stone Container Corporation, MDL No. 1261 (E.D. Pa.), named Inland, Gaylord, and eight other linerboard manufacturers as defendants. The complaint alleged that the defendants, during the period from October 1, 1993, through November 30, 1995, conspired to limit the supply of linerboard, and that the purpose and effect of the alleged conspiracy was artificially to increase prices of corrugated containers. Inland and Gaylord executed a settlement agreement on April 11, 2003, with the representatives of the class, which received final approval by the trial court. Gaylord and Inland paid a total of $8 million into escrow to fulfill the terms of the class action settlement.
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
Bogalusa Litigation
      On October 15, 2003, a release of nitrogen dioxide and nitrogen oxide took place at our linerboard mill in Bogalusa, Louisiana. The ensuing investigation indicated the emission resulted from a combination of unusual operating events and conditions between the Kraft mill and the Gaylord Chemical facility. Based upon the Company’s investigation, the total amount of released nitrogen oxide and nitrogen dioxide is believed to be no more than twenty pounds. The gaseous release dispersed in the atmosphere. The mill followed appropriate protocols for handling this type of event, notifying the Louisiana Department of Environmental Quality, the U.S. Environmental Protection Agency and local law enforcement officials. The federal and state environmental agencies have analyzed the reports prepared by the company and have not indicated that they will take any action against the company.
      To date the company has been served with seven lawsuits seeking damages for various personal injuries allegedly caused by either exposure to the released gas or fears of exposure. These seven lawsuits have been consolidated but retain their individual status for trial purposes. One of these cases has been filed as a purported class action in Washington Parish, Louisiana. The company intends to vigorously defend against these allegations as well as contest the proposed certification as a class action. Our internal analysis of the accident is continuing.

Other
      In 1988, we formed Guaranty (then known as Guaranty Federal Savings Bank) to acquire substantially all the assets and deposit liabilities of three thrift institutions from the Federal Savings and Loan Insurance Corporation, as receiver of those institutions. In connection with the acquisition, the government entered into an assistance agreement with us in which various tax benefits were promised. In 1993, Congress enacted narrowly targeted legislation to eliminate a portion of the promised tax benefits. We filed suit against the United States in the U.S. Court of Federal Claims alleging, among other things, that the 1993 legislation breached our contract and that we are entitled to monetary damages. This lawsuit is currently in the discovery and motion stage and is not expected to be resolved for several years. We cannot predict the likely outcome of this litigation.
Environmental
      Our facilities are periodically inspected by environmental authorities. We are required to file with these authorities periodic reports on the discharge of pollutants. Occasionally, one or more of these facilities may operate in violation of applicable pollution control standards, which could subject the company to fines or penalties. We believe that any fines or penalties that may be imposed as a result of these violations will not have a material adverse effect on our earnings or competitive position. No assurance can be given, however, that any fines levied in the future for any such violations will not be material.
      Under CERCLA, liability for the cleanup of a Superfund site may be imposed on waste generators, site owners and operators, and others regardless of fault or the legality of the original waste disposal activity. While joint and several liability is authorized under CERCLA, as a practical matter, the cost of cleanup is generally allocated among the many waste generators. We are named as a potentially responsible party in six proceedings relating to the cleanup of hazardous waste sites under CERCLA and similar state laws, excluding sites for which our records disclose no involvement or for which our potential liability has been finally determined. In all but one of these sites, we are either designated as a de minimus potentially responsible party or believe our financial exposure is insignificant. We have conducted investigations of all six sites, and currently estimate that the remediation costs to be allocated to us are $2 million and should not have a material effect on our earnings or competitive position. There can be no assurance that we will not be named as a potentially responsible party at additional Superfund sites in the future or that the costs associated with the remediation of those sites would not be material.

Item 4.	Submission of Matters to a Vote of Security Holders
      We did not submit any matter to a vote of our shareholders during the fourth quarter of our fiscal year ended January 1, 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
      Our Common Stock is traded on the New York Stock Exchange and The Pacific Exchange. The table below sets forth the high and low sales price for our Common Stock during each fiscal quarter in the two most recent fiscal years.

	2004				2003

	Price Range				Price Range

	High	Low	Dividends		High	Low	Dividends

First Quarter	$66.49	$57.60	$0.36		$49.17	$36.86	$0.34
Second Quarter	$69.40	$59.52	$0.36		$48.06	$37.06	$0.34
Third Quarter	$70.02	$64.36	$0.36		$52.50	$42.11	$0.34
Fourth Quarter	$69.18	$57.25	$1.36	*	$62.86	$47.89	$0.34
For the Year	$70.02	$57.25	$2.44		$62.86	$36.86	$1.36

*	Includes special dividend of $1.00 per share paid December 15, 2004.
      On February 4, 2005, we announced a two-for-one stock split to be effected in the form of a stock dividend for shareholders of record on March 1, 2005. For every one share of our common stock held on the record date, the holder will receive one additional share. The additional shares resulting from the split will be distributed on April 1, 2005.
Shareholders
      Our stock transfer records indicated that as of March 1, 2005, there were approximately 5,000 holders of record of our Common Stock.
Dividend Policy
      As indicated above, we paid quarterly dividends during each of the two most recent fiscal years in the amounts shown. On February 4, 2005, the Board of Directors declared a quarterly dividend on our Common Stock of $0.45 per share payable on March 15, 2005, to shareholders of record on March 1, 2005. The Board periodically reviews the dividend policy, and the declaration of dividends will necessarily depend upon our earnings and financial requirements and other factors within the discretion of the Board.
Issuer Purchases of Equity Securities
      On February 4, 2005, we announced that our Board of Directors authorized the repurchase of up to six million shares of our common stock (twelve million shares after a two-for-one stock split also announced on that day). The repurchases will be accomplished from time to time through open market or privately negotiated transactions. Purchases we make under this program will be reported in our Quarterly Reports on Form 10-Q.
Other
      See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for disclosure regarding securities authorized for issuance under equity compensation plans.

Item 6.	Selected Financial Data

	For the Year

	2004	2003(a)	2002(b)	2001(b)	2000

	(Dollars in millions, except per share)
Revenues:
Corrugated packaging	$2,736	$2,700	$2,587	$2,082	$2,092
Forest products	971	801	787	726	836
Financial services	1,043	1,152	1,144	1,297	1,308

Total revenues	$4,750	$4,653	$4,518	$4,105	$4,236

Segment Operating Income:
Corrugated packaging	$105	$11	$78	$107	$207
Forest products	215	67	49	13	77
Financial services	207	186	171	184	189

Segment operating income(c)	527	264	298	304	473
Expenses not allocated to segments
General and administrative	(93)	(80)	(34)	(30)	(33)
Other operating income (expense)(d)	(76)	(138)	(13)	1	(15)
Other non-operating income (expense)(d)	—	(8)	(11)	—	—
Parent company interest	(125)	(135)	(133)	(98)	(105)

Income (loss) before taxes	233	(97)	107	177	320
Income (taxes) benefit(e)	(71)	194	(42)	(66)	(125)

Income from continuing operations	162	97	65	111	195
Discontinued operations(f)	3	—	(1)	—	—
Effect of accounting change(g)	—	(1)	(11)	(2)	—

Net income	$165	$96	$53	$109	$195

Diluted earnings per share:
Income from continuing operations	$2.87	$1.78	$1.25	$2.26	$3.83
Discontinued operations	0.05	—	(0.02)	—	—
Effect of accounting change	—	(0.01)	(0.21)	(0.04)	—

Net income	$2.92	$1.77	1.02	2.22	$3.83

Dividends per common share(h)	$2.44	$1.36	$1.28	$1.28	$1.28
Average diluted shares outstanding	56.2	54.2	52.4	49.3	50.9
Common shares outstanding at year-end	56.1	54.6	53.8	49.3	49.2
Depreciation and amortization:
Parent company(c)	$223	$238	$224	$188	$201
Financial services	31	32	36	40	30
Capital expenditures:
Parent company	$223	$137	$112	$184	$223
Financial services	41	33	16	26	34
At Year-End
Total Assets:
Parent company	$4,875	$4,826	$4,971	$4,121	$4,011
Financial services	16,450	17,661	18,016	15,738	15,324
Long-term debt:
Parent company	$1,485	$1,611	$1,883	$1,339	$1,381
Financial services	2,868	3,408	3,322	992	222
Preferred stock issued by subsidiaries	$305	$305	$305	$305	$305
Shareholders’ equity	$2,092	$1,968	$1,949	$1,896	$1,833
Ratio of total debt to total capitalization — parent company	42%	45%	49%	41%	43%

Throughout Selected Financial Data and Management’s Discussion and Analysis of Financial Condition and Results of Operations, we refer to parent company financial information, which includes only Temple-Inland and our manufacturing subsidiaries with our financial services subsidiaries reported on the equity method.

(a)	The 2003 year, which ended on January 3, 2004, had 53 weeks. The extra week did not have a material effect on earnings or financial position. As a result of the consolidation of our administrative functions and adoption of a shared services concept, beginning 2004, we changed the way we allocate cost to the business segments. The effect of this change was to increase segment operating income and to increase unallocated expenses by a like amount. The year 2003 amounts have been reclassified to reflect this change as follows:

	For the Year 2003

	Originally		As
	Reported	Reclassifications	Reclassified

	(In millions)
Segment operating income
Corrugated packaging	$(14)	$25	$11
Forest products	57	10	67
Financial services	186	—	186

Segment operating income	229	35	264
Unallocated expenses	(326)	(35)	(361)

Income (loss) before taxes	$(97)	$—	$(97)

It was not practical to reclassify years prior to 2003.

(b)	In 2002, we acquired Gaylord Container Corporation (March), a box plant in Puerto Rico (March), certain assets of Mack Packaging Group, Inc. (May), and Fibre Innovations LLC (November). Also in May 2002, we sold 4.1 million shares of common stock, $345 million of Upper DECSSM units, and $500 million of Senior Notes due 2012. In the aggregate, these transactions significantly increased the assets and operations of our corrugated packaging segment and changed our capital structure. Unaudited pro forma information for 2002 assuming these acquisitions and related financing transactions had occurred at the beginning of 2002 follows: total revenues $4,461 million, income from continuing operations $54 million, and income from continuing operations, per diluted share $1.03. We derived this pro forma information by adjusting for the effects of the purchase price allocations and financing transactions described above and the reclassification of the discontinued operations. The pro forma information does not reflect the effects of capacity closures, cost savings or other synergies realized. These pro forma results are not necessarily an indication of what actually would have occurred if the acquisitions and financing transactions had been completed at the beginning of 2002 and are not intended to be indicative of future results.

In 2001, we acquired the corrugated packaging operations of Chesapeake Corporation and Elgin Corrugated Box Company (May), and ComPro Packaging LLC (October). Unaudited pro forma results of operations, assuming these acquisitions had been effected as of the beginning of 2001, would not have been materially different from what we reported.

(c)	We changed the estimated useful lives of certain production equipment beginning 2001. As a result, segment operating income in 2001 includes a $27 million reduction in depreciation expense compared with 2000. Of this amount, $20 million applies to corrugated packaging and $7 million applies to forest products.

(d)	Other operating income (expense) includes (i) in 2004, a $27 million charge associated with converting and production facility closures, an $11 million charge related to consolidation and supply chain initiatives, a $34 million charge associated with the repositioning of the mortgage origination and servicing activities, $1 million of income related to the collection of notes previously written-off, and $5 million of other; (ii) in 2003, a $48 million charge associated with consolidation and supply chain initiatives, a $41 million charge associated with production and converting facility closures, a $42 million charge associated with write-downs including specialty packaging operations and the sale of a facility lease, a $5 million charge associated with financial services workforce reductions, and $2 million of other charges; (iii) in 2002, a $6 million charge related to promissory notes previously sold with recourse in connection with the 1998 sale of our Argentine box plant, and a $7 million charge related to financial services severance and write-off of technology investments; (iv) in 2001, a $20 million gain from the sale of non-strategic timberland and $19 million in losses from the disposition of under-performing assets and other charges; and (v) in 2000, a $15 million loss from our decision to exit the fiber cement business.

Other non-operating income (expense) includes (i) in 2004, a $2 million premium related to the early redemption of debt, offset by $2 million of interest and other income; (ii) in 2003, an $8 million charge associated with early redemption and refinancing of $150 million of 8.25% Debentures; and (iii) in 2002, an $11 million write-off of unamortized financing fees in connection with the early repayment of a bridge financing facility.

(e)	Income taxes includes one-time tax benefits related to the resolution and settlement of prior years’ tax examinations (i) in 2004, $20 million and (ii) in 2003, $165 million.

(f)	Discontinued operations include in 2004, 2003, and 2002 the non-strategic operations obtained in the Gaylord acquisition including the retail bag business, which was sold in May 2002; the multi-wall bag business and kraft paper mill, which were sold in January 2003; the chemical business; and in 2004, the resolution and settlement of environmental and other indemnifications we provided in the 1999 sale of the bleached paperboard operation.

(g)	Effect of accounting change includes (i) in 2003, Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations, which resulted in an after tax charge of $1 million or $0.01 per share for the cumulative effect of adoption; (ii) in 2002, SFAS No. 142, Goodwill and Other Intangible Assets, which resulted in an after tax charge of $11 million or $0.22 per share; and (iii) in 2001, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which resulted in an after tax charge of $2 million or $0.04 per diluted share. As a result of the adoption of SFAS No. 142 in 2002, year 2002 and thereafter amounts are not comparable to prior years due to the amortization of goodwill and trademarks in the prior years. In 2003, we also voluntarily adopted the prospective transition method of SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123, which decreased 2003 net income by $1 million or $0.03 per share.

(h)	Includes a $1.00 per share special dividend in December 2004.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
      Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include general economic, market, or business conditions; the opportunities (or lack thereof) that may be presented to and pursued by us; the availability and price of raw materials we use; competitive actions by other companies; changes in laws or regulations or actions or restrictions of regulators; and the accuracy of our judgments and estimates concerning the integration of acquired operations and our consolidation and supply chain initiatives; and other factors, many of which are beyond our control.
Results of Operations for the Years 2004, 2003 and 2002
Summary
      Our mission is to be the best by consistently exceeding customer expectations, maximizing asset utilization, lowering operating costs and improving efficiency. We are a market-driven, customer-focused company.
      Our three key strategies are:

•	Focusing on corrugated packaging from an integrated platform, which eliminates downtime and lowers costs through improved asset utilization,

•	maximizing the value of our timberland through accelerated fiber growth that is aligned with well-located converting operations and developing significant real estate opportunities on high-value land, and

•	realizing earnings and cash flow from financial services, which is a low-cost, low-risk provider of financial services.
      Actions we took in 2004 to implement our key strategies included:

•	We closed five corrugated packaging converting facilities and sold our specialty packaging operations and our Clarion, Pennsylvania MDF facility to reduce costs and improve asset utilization. These actions affected over 800 employees.

•	We are modifying and enhancing two of our linerboard mills to increase mill reliability and reduce reliance on natural gas as an energy source.

•	We repositioned our mortgage origination activities and sold our third-party mortgage servicing portfolio to reduce costs and exposure to changing market conditions, including a slow-down in refinancing activity. While we will still originate mortgage loans for our own portfolio and, to a lesser extent, for sale to others, we will limit our product offerings and reposition our retail origination activities. These actions affected over 1,500 employees and resulted in the sale or closure of over 100 of our mortgage origination outlets.

      A summary of our consolidated results follows:

	For the Year

	2004	2003	2002

	(In millions, except per share)
Consolidated revenues	$4,750	$4,653	$4,518
Income from continuing operations	162	97	65
Income from continuing operations per diluted share	2.87	1.78	1.25
      Significant items affecting income from continuing operations included:

•	In 2004, we began to see the benefits in our manufacturing operations of our initiatives to lower cost and improve asset utilization and operating efficiencies. In addition, market demand strengthened, resulting in higher prices for most of our forest products, and prices for corrugated packaging began to improve in the second quarter of the year. Our financial services operations benefited from improved asset quality, which resulted in a recovery of previously provided provisions for loan losses. This was partially offset by declining mortgage origination activities. Actions taken to lower cost and improve asset utilization and operating efficiencies resulted in charges and expenses of $76 million, principally related to the converting and production facility closures and the repositioning of our mortgage origination activities and sale of our third-party mortgage servicing portfolio. We also recognized a one-time tax benefit of $20 million resulting from the settlement of prior years’ tax examinations.

•	In 2003, weak industry box demand and lower prices, continued excess capacity in most of our forest products, and higher energy and pension costs negatively affected our manufacturing revenues and earnings. The negative effect was partially offset by improvements in financial services earnings. Actions taken to lower cost and improve asset utilization and operating efficiencies resulted in charges and expenses of $138 million principally related to the sale or closure of under-performing assets and the consolidation of administrative functions. We also recognized a one-time tax benefit of $165 million resulting from the resolution and settlement of prior years’ tax examinations.

•	In 2002, anemic growth of the U.S. economy coupled with industry over-capacity for most forest products negatively affected our revenues and earnings. We grew our corrugated packaging operations by acquiring Gaylord, which we began consolidating in March, and we also acquired a box plant in Puerto Rico in March, certain assets of Mack Packaging Group, Inc. in May, and Fibre Innovations LLC in November. In May, we sold 4.1 million shares of common stock, $345 million of Upper DECSSM units, and $500 million of Senior Notes. In the aggregate, these acquisitions and financing transactions significantly increased the assets and operations of our corrugated packaging segment and changed our capital structure.
Business Segments
      We manage our operations through three business segments:

•	Corrugated packaging,

•	Forest products, and

•	Financial services.
      Our operations are affected to varying degrees by supply and demand factors and economic conditions including changes in interest rates, new housing starts, home repair and remodeling activities, loan collateral values, particularly real estate, and the strength of the U.S. dollar. Given the commodity nature of our manufactured products, we have little control over market pricing or market demand.
Corrugated Packaging
      We manufacture linerboard and corrugating medium that we convert into corrugated packaging and sell in the open market. Our corrugated packaging segment revenues are principally derived from the sale of corrugated packaging products and, to a lesser degree, from the sale of linerboard in the domestic and export markets.

      A summary of our corrugated packaging results follows:

	For the Year

	2004	2003	2002

	(In millions)
Revenues	$2,736	$2,700	$2,587
Segment operating income	105	11	78
      Due to the integration of the operations we acquired in 2002, we cannot readily quantify the effect of these acquisitions on our 2002 operating income, but we believe it was significant. The acquired operations contributed $654 million in revenues in 2002.
      Corrugated packaging shipments began to improve in second half 2003 and that trend continued in 2004. As a result of this improved demand and a generally improving U.S. economy, the price of linerboard increased by $45 in March 2004 with a corresponding increase in corrugated packaging prices effective April 2004. In June 2004, the price of linerboard increased another $50 per ton with a corresponding increase in corrugated packaging prices effective July 2004.

	Year over Year
	Increase (Decrease)

	2004	2003	2002

Corrugated packaging
Average prices	0%	(1%)	(5%)
Shipments, average week(a)	6%	(1%)	(2%)
Industry shipments, average week(b)	3%	0%	0%
Linerboard
Average prices	11%	(1%)	(7%)
Shipments, tons(a)	(44%)	17%	(9%)

(a)	2002 shipments are pro forma to reflect the acquisition of Gaylord.

(b)	Source: Fibre Box Association
      About one percentage point of the 2004 increase in corrugated packaging shipments is attributable to growth in our converting operations in Mexico.
      Linerboard sales and shipments to third parties were down because more of our production was used in our converting facilities, which is consistent with our strategy to convert more of the linerboard we produce in our own converting facilities.
      We lowered cost and improved operating efficiency and asset utilization by closing eight converting facilities, five in 2004 and three in 2003. In addition we are spending capital on our mills to increase mill reliability and increase energy efficiency by lowering natural gas usage.
      Fluctuations in our significant cost and expense components included:

	Year over Year
	Increase (Decrease)

	2004	2003	2002

	(In millions)
Wood fiber	$(7)	$30	$63
Recycled fiber	27	(11)	26
Energy, principally natural gas	7	51	(32)
Depreciation	(8)	12	39
Pension and postretirement	5	23	20
      Our wood, recycled fiber and energy costs fluctuate based on the market prices we pay for these commodities. It is likely that these costs will continue to fluctuate during 2005.

      The decrease in depreciation in 2004 was principally due to the sale or closure of converting facilities. The increase in depreciation in 2002 was principally due to the facilities we acquired in 2002.
      Information about our converting facilities and mills follows:

	For the Year

	2004	2003	2002

Number of converting facilities (at year-end)	69	74	77
Mill capacity, in million tons	3.4	3.3	3.3
Mill production, in million tons	3.3	3.2	3.1
Percent mill production used internally	90%	82%	84%
Percent of total fiber requirements sourced from recycled fiber	36%	34%	42%
Corrugating medium purchases from our Premier Boxboard Limited LLC joint venture, in thousand tons	100	157	169
Forest Products
      We own or lease two million acres of timberland in Texas, Louisiana, Georgia, and Alabama. We grow timber, cut the timber and convert it into products. We intend to create the infrastructure necessary for real estate development of our designated high-value timberland in Georgia, principally near Atlanta. We manufacture lumber, particleboard, gypsum wallboard, fiberboard and medium density fiberboard (MDF). Our forest products segment revenues are principally derived from the sales of these products and, to a lesser degree, from sales of fiber and high-value lands. We also own 50 percent interests in a gypsum wallboard joint venture and in an MDF joint venture.
      A summary of our forest products results follows:

	For the Year

	2004	2003	2002

	(In millions)
Revenues	$971	$801	$787
Segment operating income	215	67	49
      As a result of industry capacity closures and the strong housing and remodeling markets, product prices and shipments began to improve in the second half of 2003 and that trend continued in 2004.

	Year over Year
	Increase (Decrease)

	2004	2003		2002

Lumber:
Average prices	16%	3%		(6%	)
Shipments	7%	13%		5%
Particleboard:
Average prices	28%	(3%	)	(13%	)
Shipments	0%	(8%	)	12%
Gypsum:
Average prices	26%	2%		25%
Shipments	19%	(5%	)	16%
MDF:
Average prices	15%	(4%	)	3%
Shipments	3%	(20%	)	11%
      Comparisons of MDF and particleboard shipments are affected by the indefinite closure of our Clarion MDF facility in third quarter 2003 and the sale of this facility in second quarter 2004 and by the indefinite closure of our Mt. Jewett particleboard facility in second quarter 2003.

      Segment operating income includes our share of gypsum and MDF joint ventures’ operating income: $21 million in 2004; $2 million in 2003; and a loss of $1 million in 2002. The joint ventures’ operating results generally fluctuate in relation to the price and shipment changes noted above.
      At year-end 2004, our high-value timberland principally consisted of about 173,000 acres located in Georgia, principally near Atlanta. Information regarding our high-value land sales follows:

	Year

	2004	2003	2002

	(Dollars in millions)
High-value land:
Acres sold	2,919	2,436	5,846
Profit included in segment operating income	$19	$12	$16
      Fluctuations in our significant cost and expense components included:

	Year over Year
	Increase (Decrease)

	2004	2003	2002

	(In millions)
Wood fiber	$37	$(19)	$9
Energy, principally natural gas	5	7	(12)
Pension and postretirement	(1)	3	4
      Our goal is to increase our use of wood fiber from our timberland and reduce our reliance on outside purchases. Our outside purchases of fiber and energy costs fluctuate based on the market prices we pay for these commodities. It is likely that these costs will continue to fluctuate during 2005.
      Information about our timber harvest and converting and manufacturing facilities follows:

	For the Year

	2004	2003	2002

Timber harvest, in million tons:
Sawtimber	2.5	2.4	2.4
Pulpwood	3.4	4.1	3.8

Total	5.9	6.5	6.2

Number of converting and manufacturing facilities (at year-end)	18	19	19
Average operating rates for all product lines:
High	91%	86%	93%
Low	62%	60%	74%
Average operating rates for all product lines excluding sold or closed facilities:
High	95%	93%	93%
Low	85%	72%	74%
      In 2003 and 2002, we curtailed production in most product lines to varying degrees due to market conditions. Our joint venture operations also experienced production curtailments in 2003 and 2002 due to market conditions.
Financial Services
      We own a savings bank, Guaranty Bank, and an insurance agency and engage in real estate development activities. In late 2004, we repositioned our mortgage origination activities and sold our third-party mortgage servicing portfolio. Guaranty makes up the predominant amount of our financial services segment operating income, revenues, assets, and liabilities. In general, we gather funds from depositors, borrow money, and invest the resulting cash in loans and securities.

      We focus our investing and deposit gathering activities in areas that promote a relatively stable source of earnings. We attempt to minimize the potential effect of interest rate and credit quality cycles by investing principally in residential housing assets and maintaining an asset and liability profile that is relatively insensitive to movements in interest rates. In general, we do not purchase or write derivative financial instrument contracts other than short-term contracts to hedge mortgage loans that we intend to sell.
      We focus our loan portfolio on products with collateral and rate characteristics that we have significant experience managing and principally invest in assets with variable rates or that reprice in three to five years. Our deposit gathering activities are focused in two primary markets, Texas and California, both of which offer substantial opportunity for cost-effective growth. Limiting the markets and products in which we participate and avoiding complex financial instruments allows us to limit our infrastructure costs; however, we do incur substantial costs to operate in a regulated environment and comply with the extensive laws and regulations to which Guaranty is subject.
      A summary of our financial services results follows:

	For the Year

	2004	2003	2002

	(In millions)
Net interest income	$401	$377	$374
Segment operating income	207	186	171
      Improvements in our net interest income and lower loan loss provisions were partially offset by declining values of our mortgage servicing rights, which we sold in late 2004, and losses from mortgage origination activities, prior to the completion of our repositioning of these activities in late 2004.

Net Interest Income and Earning Assets and Deposits
      In 2004, our interest rate spread improved, partially due to repricing of maturing certificates of deposit at lower market rates. In addition, we have continued our strategy of investing in residential housing loans, principally single-family loans with fixed interest rates for the first three to five years and adjustable rates thereafter. On average in 2004, we increased transaction accounts and decreased certificates of deposit. In general, transaction accounts cost us less than certificates of deposit. As we are currently positioned, if interest rates remain relatively stable, it is likely that our net interest income will remain near its current level. However, if interest rates change significantly, it is likely that our net interest income will decline.
      In 2003, our net interest spread decreased as a result of declining interest rates and continued strong competition for attracting deposits.
      Information concerning our interest rate spread follows:

	For the Year

	2004		2003		2002

	Average	Yield/	Average	Yield/	Average	Yield/
	Balance	Rate	Balance	Rate	Balance	Rate

	(Dollars in millions)
Earning assets	$15,995	4.49%	$16,853	4.32%	$15,746	4.92%
Interest-bearing liabilities	15,099	2.10%	15,370	2.29%	14,205	2.82%

Interest rate spread		2.39%		2.03%		2.10%

      The following table summarizes the composition of our earning assets and deposits:

	At Year-End

	2004	2003	2002

	(In millions)
Residential housing assets (loans and securities)	$12,389	$13,492	$12,783
Other earning assets	3,015	3,010	4,185

Total earning assets	$15,404	$16,502	$16,968

Residential housing assets as a percentage of earning assets	80%	82%	75%
Transaction accounts	$5,137	$5,115	$3,945
Certificates of deposit	3,827	3,583	5,258

Total deposits	$8,964	$8,698	$9,203

      The decrease in earning assets was principally due to a decrease in single-family mortgage-backed securities resulting from reduced purchases coupled with prepayments related to refinancing activity and a decrease in multifamily and senior housing construction loans and commercial real estate loans resulting from repayments. We expect this trend of repayments of commercial real estate loans to continue in early 2005, but expect to begin to see increased funding on new loan commitments beginning in late 2005. As a result of the repositioning of our mortgage activities, we anticipate a substantial decrease in our mortgage loans held for sale beginning in early 2005.
      We experienced growth in other important components of our earning assets in 2004, including $334 million in longer term multifamily and senior housing term loans. Additionally loans to oil and gas producers and other participants in energy production and distribution activities, increased $245 million in 2004.
Asset Quality and Allowance for Loan Losses
      A summary of various asset quality measures we monitor follows:

	At Year-End

	2004	2003	2002

	(Dollars in millions)
Non-performing loans	$50	$65	$126
Restructured operating lease assets	37	40	—
Foreclosed real estate	4	26	6

Non-performing assets	$91	$131	$132

Non-performing loans as a percentage of total loans	0.51%	0.71%	1.28%
Non-performing assets ratio	0.93%	1.42%	1.34%
Allowance for loan losses/ non-performing loans	170%	172%	105%
Allowance for loan losses/ total loans	0.88%	1.22%	1.34%
      We stop accruing interest on loans when we believe it is probable we will not collect all contractually due principal and interest. We apply interest payments received on nonaccrual loans to reduce principal. Interest income we would have recognized on nonaccrual loans had they been performing in accordance with their contractual terms was not significant in any individual year. However, in 2004, we recognized $6 million in interest income as a result of payoffs received on loans for which we had previously applied interest payments received to reduce the carrying amount.
      At year-end 2004, we held a direct-financing lease that had characteristics indicating potential problems. The lease has a carrying value of $16 million and is secured by equipment used to manufacture original-equipment automotive parts. The lessee is currently performing in accordance with the contractual terms, which have not been modified, but we have concerns about the lessee’s ability to continue to comply with contractual terms because, in February 2005, the lessee filed for bankruptcy protection.

      Virtually all of our commercial real estate loans are collateralized and performing in accordance with contractual terms. However, the borrowers on approximately $190 million of our senior housing and commercial real estate loans have completed construction and are nearing maturity of automatic or subsequently approved extensions. We underwrote most of these loans with the expectation that the borrowers would secure permanent financing or sell the collateral before or upon maturity of our loan. Some of the borrowers with completed projects have not been able to achieve the lease-up schedules originally anticipated. Although the current real estate environment is improving and we continue to receive a large number of payoffs on real estate loans, it is likely that we will extend some of these loans further. We typically require loans to be current on all interest and other contractual payments to grant such extensions. Additionally, we generally require substantial third-party guarantee or other credit support. However, for some loans, permanent financing may be difficult for the borrowers to secure, and collateral sales may require longer marketing periods or may not be possible. In 2004, we foreclosed and sold collateral securing four real estate loans, resulting in charge-offs and subsequent asset write-downs of $9 million. It is possible that we will have to foreclose on additional commercial real estate loans in the future.
      We believe our allowance for loan losses is sufficient to cover probable losses. Factors that influence our judgments regarding the adequacy of the allowance for loan losses and the amounts charged to expense include:

•	conditions affecting borrower liquidity and collateral values for impaired loans,

•	risk characteristics for groups of loans that are not considered individually impaired but we believe have probable potential losses,

•	risk characteristics for homogeneous pools of loans, and

•	other risk factors that we believe are not apparent in historical information.
      The following table summarizes changes in the allowance for loan losses:

	For the Year

	2004	2003	2002

	(Dollars in millions)
Balance at beginning of year	$111	$132	$139
Net charge-offs	(7)	(64)	(47)
Provision (credit) for loan losses	(12)	43	40
Transfer to reserve for loan commitments	(7)	—	—

Balance at end of year	$85	$111	$132

Net charge-offs as a percentage of average loans outstanding	0.07%	0.66%	0.48%
      The overall credit quality of our loans improved in 2004 because a number of large loans with previously identified weaknesses were paid in full or otherwise resolved, or in some cases we foreclosed on the underlying collateral. As a result of the significant decline in non-performing loans and other loans identified with weaknesses in our internal grading system, we recorded a credit to provision expense in 2004. Of this credit provision, $3 million related to paid-in-full real estate construction loans, $4 million related to paid-in-full commercial and business loans, $3 million related to upgrades of previously classified loans as a result of improving borrower and collateral characteristics, and $2 million related to improvements in identified industry and economic trends and conditions.
      Charge-offs in 2004 related principally to foreclosed real estate loans and several smaller asset-based lending loans. Charge-offs in 2003 related principally to two commercial real estate loans, two commercial and business loans, restructured aircraft leases, and several asset-based lending loans. Charge-offs in 2002 related principally to two senior housing loans, two commercial and business loans, and several asset-based lending and leasing loans.
      In 2003, we restructured two leveraged direct financing leases on cargo aircraft in which we are the lessor. Due to a reduction in the lease payments, we reclassified the leases as operating leases, recorded the aircraft in our balance sheet and wrote them down to fair value. We are depreciating the aircraft over their remaining expected useful lives. The carrying value of the aircraft was $36 million at year-end 2004. The lessee entered into bankruptcy protection in 2004, during which time we agreed to a further reduction in lease payments. The lessee subsequently emerged from bankruptcy protection and continues to make lease payments in accordance with the terms. Although the lessee continues to make the contractual lease payments, it has not operated out of bankruptcy for a sufficient time for us to determine whether it will likely be able to continue to make payments for the remaining five years of the lease term. The 2004 reduction in lease payments did not give rise to an impairment charge.
Repositioning of Mortgage Origination Activities and Sale of Third-Party Mortgage Servicing
      In third quarter 2004, we announced our intentions to reposition our mortgage origination activities and sell our third-party mortgage servicing portfolio to reduce costs and our exposure to changing market conditions, including a slow-down in refinancing activity. While we will still originate mortgage loans for our own portfolio and, to a lesser extent, for sale to others, we intend to limit our product offerings and reposition our retail origination activities. We will continue to originate loans through brokers and correspondent networks and in certain retail channels, including the retail branches of Guaranty.
      At year-end 2004, we had substantially completed the repositioning of the mortgage origination activities and sold our third-party mortgage servicing portfolio. As a result of these actions, we incurred $34 million in charges and expenses, including $9 million of severance, $11 million related to the closure of facilities, and an $11 million loss on the sale of the third-party mortgage servicing portfolio.
Non-Interest Income and Non-Interest Expenses
      Fluctuations in our non-interest income and expense components included:

	Year over Year
	Increase (Decrease)

	2004	2003	2002

	(In millions)
Noninterest income:
Loan origination and sale of loans	$(128)	$58	$80
Servicing rights amortization and impairment	(19)	—	13
Real estate operations	4	15	(9)
      The decrease in loan origination and sale of loans was due principally to the decline in mortgage loan origination activity as refinancing slowed considerably in 2004 and to the sale and closure of many of our mortgage loan origination branches in late 2004. The changes in servicing rights amortization and impairment were principally due to fluctuations in mortgage interest rates and the decision to sell the third-party mortgage servicing portfolio. As mortgage interest rates rise, mortgage origination activity and servicing rights amortization and impairment generally decline, and as mortgage interest rates decline, mortgage loan origination activity and servicing rights amortization and impairment generally increase. The repositioning of our mortgage origination activities and the sale of our third-party mortgage servicing portfolio will substantially reduce future loan origination and sale of loans income and servicing rights amortization and impairment. At year-end 2004, we had no remaining mortgage servicing rights on our balance sheet.

	Year over Year
	Increase (Decrease)

	2004	2003	2002

	(In millions)
Noninterest expense:
Compensation and benefits	$(57)	$25	$54
Real estate operations	(10)	9	1
      A significant portion of our compensation expense was related to our mortgage loan origination activity and was directly variable with origination activities. The repositioning of our mortgage origination activities will substantially reduce these costs, as well as make our compensation costs less sensitive to mortgage loan origination volume. Real estate operations expense increased in 2003 and then decreased in 2004 because a multifamily housing development partnership that we consolidate completed construction in 2003 and began operating the property while marketing it for sale. The partnership sold the property in 2004. Real estate operations revenues, however, did not decline in 2004 because revenues from lot sales increased.
      Information regarding our mortgage loan origination activities follows:

	For the Year

	2004	2003	2002

	(Dollars in millions)
Loans originated and retained	$1,617	$2,089	$1,253
Loans originated for sale to third parties	$5,227	$10,813	$9,503
Gains on loan sales as a percent of originations	2.04%	2.08%	1.94%
Value of mortgage servicing rights retained	$19	$44	$43
      In the past, we retained the rights to service some of the loans we sold to third parties, but did not retain any other interests in those loans. In the future, we do not anticipate retaining a significant amount of mortgage servicing rights on loans we sell to third parties.
      For additional statistical and financial information about our financial services segment, see Statistical Data at the end of this item.
Expenses Not Allocated to Segments
      Unallocated expenses represent expenses managed on a company-wide basis and include corporate general and administrative expense; other operating and non-operating income (expense); and parent company interest expense.
      The change in general and administrative expenses in 2004 and 2003 was principally due to increases in stock-based compensation and pension costs and, in 2004, to $3 million in expenses related to our assessment of internal controls over financial reporting mandated by the Sarbanes-Oxley Act of 2002. We started expensing stock options using the fair value method in 2003, and we used treasury stock to fund our 401(k) matching contributions in 2004 and 2003. Stock-based compensation was $35 million in 2004, $30 million in 2003, and $13 million in 2002.
      Other operating income (expense) consists of:

•	In 2004, $42 million, including an $11 million charge associated with consolidation of administrative functions and supply chain initiatives, $27 million related to closure or sale of converting facilities and non-strategic assets and $4 million of other charges. Of these amounts, $19 million applies to corrugated packaging, $12 million to forest products, and $11 million is unallocated. In addition, financial services recognized a $34 million charge related to the repositioning of the mortgage origination activities and the third-party mortgage servicing portfolio.

•	In 2003, $133 million, including a $48 million charge associated with consolidation of administrative functions and supply chain initiatives, $83 million related to the closure or sale of converting and production facilities and non-strategic assets and $2 million of other charges. Of these amounts, $70 million applies to corrugated packaging, $24 million to forest products and $39 million is unallocated. In addition, financial services recognized a $5 million charge associated with workforce reductions.

•	In 2002, $6 million related to the repurchase of notes sold with recourse, which applies to corrugated packaging. In addition, financial services recognized a $7 million charge related to severance and write-off of technology investments.
      The consolidation of our administrative functions has been completed, but we expect the improvements in supply chain to be ongoing. The repositioning of our mortgage origination activities and third party mortgage servicing portfolio is essentially completed. We will continue our efforts to enhance return on investment by lowering cost, improving operating efficiencies and increasing asset utilization. As a result, we will continue to review operations that are unable to meet return objectives and determine appropriate courses of action, including consolidating and closing converting facilities and selling under-performing assets.

      Other non-operating income (expense) includes call premiums and write-offs of unamortized financing fees related to early repayments of borrowings of $2 million in 2004, $8 million in 2003 and $11 million in 2002, and $2 million of interest income in 2004.
      The change in parent company interest expense was due to reductions in long-term debt and lower interest rates. At year-end 2004, we had $1,437 million of debt with fixed interest rates that averaged 7.38 percent and $51 million of debt with variable interest rates that averaged 3.71 percent. This compares with $1,584 million of debt with fixed interest rates that averaged 7.45 percent and $31 million of debt with variable interest rates that averaged 3.04 percent at year-end 2003.
Income Taxes
      Our effective tax rate was a tax expense of 31 percent in 2004, a tax benefit of 200 percent in 2003, and a tax expense of 39 percent in 2002. These rates reflect one-time benefits of eight percent in 2004 and 170 percent in 2003 resulting from the resolution of tax examinations and claims discussed below. Other differences between the effective tax rate and the statutory rate are due to state income taxes, nondeductible items, foreign operating losses, and other items for which we recognize no financial benefit until realized.
      In 2004, the Internal Revenue Service concluded its examination of our tax returns for the years 1997 through 2000, and we resolved several state income tax examinations. In 2003, the Internal Revenue Service concluded its examination of our tax returns through 1996, including matters related to net operating losses and minimum tax credit carryforwards, which resulted from certain deductions following the 1988 acquisition of Guaranty and for which no financial accounting benefit had been recognized. Also in 2003, we resolved certain state tax refund claims for the years 1991 through 1994. As a result, valuation allowances and tax accruals previously provided for these matters were no longer required, and in fourth quarter 2004 we recognized a one-time benefit of $20 million or $0.34 per diluted share, and in second quarter 2003 we recognized a one-time benefit of $165 million or $3.04 per diluted share. Of these one-time benefits, $20 million represents cash refunds of previously paid taxes plus related interest in 2004 and $26 million in 2003. The remainder was a non-cash benefit.
      Based on our current expectations of income and expense, it is likely that our 2005 effective tax rate will approximate 39 percent. We do not expect the American Jobs Creation Act of 2004 to affect our 2005 effective tax rate significantly.
Average Shares Outstanding
      The changes in average diluted shares outstanding in 2003 and 2002 were primarily the result of our May 2002 sale of 4.1 million shares of common stock. The change in 2004 was primarily the result of exercise of employee stock options. The dilutive effect of our outstanding stock options and equity purchase contracts was not significant.
      The expected settlement of our equity purchase contracts in May 2005 will result in the issuance of between 5.5 million and 6.6 million shares of our stock, and we will receive $345 million in cash.
      On February 4, 2005, we announced that our Board of Directors approved (i) a repurchase program of up to six million shares, or over 10%, of our common stock; and (ii) a 2-for-1 stock split to be distributed on April 1, 2005.
Capital Resources and Liquidity for the Year 2004
      We discuss our capital resources and liquidity for Temple-Inland and our manufacturing subsidiaries, which we refer to as the parent company, and our financial services subsidiaries separately in order for the reader to better understand our different businesses and because almost all of the net assets invested in financial services are subject, in varying degrees, to regulatory rules and regulations including restrictions on the payment of dividends to the parent company.
Sources and Uses of Cash
      Consolidated cash from operations was $460 million in 2004, $910 million in 2003, and $263 million in 2002. Consolidated cash from operations represents the sum of parent company and financial services cash from operations, less the dividends from financial services, which are eliminated upon consolidation. Dividends received from financial services were $105 million in 2004, $166 million in 2003, and $125 million in 2002.

Parent Company Sources and Uses of Cash

	For the Year

	2004	2003	2002

	(In millions)
We received cash from
Operations	$439	$225	$240
Dividends from financial services(a)	105	166	125
Working capital changes	(128)	25	22

From operations	416	416	387
Sale of non-strategic assets	66	69	39
Exercise of options and in 2002 the sale of common stock	62	13	219
Borrowings for acquisitions	—	—	841

Total sources	544	498	1,486
We used cash to
Reduce debt and other obligations	(191)	(276)	(643)
Pay dividends to shareholders	(136)	(73)	(67)
Reinvest in the business through
Capital expenditures	(223)	(137)	(112)
Joint ventures and in 2002 acquisitions	(5)	(9)	(650)

Total uses	(555)	(495)	(1,472)

Change in cash and cash equivalents	$(11)	$3	$14

(a)	Dividends we receive from financial services are eliminated in the consolidated statements of cash flows.
      We operate in cyclical industries and our operating cash flows vary accordingly. Our principal operating cash requirements are for compensation, wood and recycled fiber, energy, interest and taxes. In 2004, we experienced improved pricing and shipments for most of our products compared with decreases experienced during most of 2003. The dividends we receive from financial services are dependent on its level of earnings and capital needs and are subject to regulatory approval and restrictions. It is likely that dividends from financial services will be substantially less in 2005 than in 2004 because of an anticipated increase in its capital requirements to support growth in its earning assets.
      Working capital is subject to cyclical operating needs, the timing of collection of receivables and the payment of payables and expenses and to a lesser extent to seasonal fluctuations in our operations.
      In 2004 and late 2003, many of our employees took advantage of the increasing spread between the market price of our common stock and the exercise price of employee stock options and exercised their stock options. As a result, we issued 1,179,784 shares of common stock in 2004 and 264,372 shares in 2003 to employees exercising options. We sold 4,140,000 shares of common stock in 2002 in conjunction with the acquisition of Gaylord.
      Debt reductions in 2004 included $100 million of 7.25% notes, $44 million of 9.38% to 9.88% notes, and $64 million of other long-term liabilities, principally timber rights purchase obligations. Debt reductions in 2003 included $150 million of 8.25% debentures.
      We paid cash dividends to shareholders of $2.44 in 2004 (including a $1.00 per share special dividend in December 2004), $1.36 in 2003, and $1.28 in 2002.

      Capital expenditures were 100% of depreciation in 2004 and 58% in 2003. Capital expenditures are expected to approximate $223 million in 2005, 98% of expected 2005 depreciation. Most of the 2004 and planned 2005 expenditures relate to initiatives to increase reliability and efficiency at our linerboard mills.

Financial Services Sources and Uses of Cash

	For the Year

	2004	2003	2002

	(In millions)
We received cash from
Operations	$161	$266	$297
Changes in loans held for sale, and other	(12)	394	(296)

From operations	149	660	1
Sale of non-strategic assets and mortgage servicing rights	14	—	36

Total sources	163	660	37
We used cash to
Pay dividends to the parent company(a)	(105)	(166)	(125)
Change in deposits and borrowings	(707)	(449)	1,546
Reinvest in the business through
Loans and securities, net of payments	461	(99)	(1,957)
Capital expenditure, acquisitions and other uses	172	(5)	350

Total uses	(179)	(719)	(186)

Change in cash and cash equivalents	$(16)	$(59)	$(149)

(a)	Dividends we pay to the parent company are eliminated in the consolidated statements of cash flows.
      Our principal operating cash requirements are for compensation, interest, and taxes. Changes in loans held for sale are subject to the timing of the origination and subsequent sale of the loans and the level of refinancing activity. As a result of the repositioning of our mortgage origination activities in late 2004, it is likely that the cash flow related to these activities will decrease substantially in 2005, following positive cash flow in early 2005 from the sale of loans originated in 2004.
      The changes in deposits and borrowings and the amounts invested in loans, including loans held for sale, and securities generally move in tandem because we use deposits and borrowings to finance these investments. Fluctuations over the last several years are principally due to the changes in the volume of refinancing activities, and in 2002, were also a result of a mortgage-backed security investment initiative.
      It is likely that we will increase our earning assets in 2005, which in turn will increase our capital requirements. We expect the increase in capital can be achieved from normal operations. As a result, it is likely that we will pay substantially lower dividends to the parent company in 2005 than in 2004. Additionally, in early 2005, we completed the acquisition of an insurance agency for $18 million cash. This acquisition will not materially affect our financial position, results of operations, or liquidity.
Liquidity and Contractual Obligations
      Almost all of the net assets invested in financial services are subject, in varying degrees, to regulatory rules and restrictions including restrictions on the payment of dividends to the parent company. As a result, all consolidated assets are not available to satisfy all consolidated liabilities. For the reader to better understand this and our different businesses, we discuss our contractual obligations for the parent company and financial services separately. At year-end 2004, our consolidated contractual obligations separated between the parent company and financial services consist of:

	Payments Due or Expiring by Year

	Total	2005	2006-7	2008-9	Thereafter

	(In millions)
Parent Company
Long-term debt	$1,488	$41	$541	$332	$574
Contractual interest payments on long-term debt	81	2	29	7	43
Capital lease obligations	543	15	30	30	468
Less, related municipal bonds we own	(543)	(15)	(30)	(30)	(468)
Operating leases	293	39	58	44	152
Purchase obligations	272	54	104	99	15
Other long-term liabilities	6	1	1	1	3

Total parent company	$2,140	$137	$733	$483	$787

Financial Services
Transaction and savings deposit accounts	$5,137	$5,137	$—	$—	$—
Certificates of deposit	3,827	2,142	1,353	330	2
FHLB borrowings, repurchase agreements and other borrowings	5,710	3,587	1,651	372	100
Preferred stock issued by subsidiaries	305	—	305	—	—
Contractual interest	423	177	170	45	31
Operating leases	69	14	21	16	18

Total financial services	$15,471	$11,057	$3,500	$763	$151

Total consolidated	$17,611	$11,194	$4,233	$1,246	$938

Parent Company Liquidity and Contractual Obligations
      Our sources of short-term funding are our operating cash flows, dividends received from financial services, and borrowings under our existing accounts receivable securitization program and committed credit agreements. At year-end 2004, we had $9 million in cash and cash equivalents and $774 million in unused borrowing capacity. Our contractual obligations due in 2005 will likely be repaid from our operating cash flow or from our unused borrowing capacity.
      We had $225 million available under our $250 million accounts receivable securitization program that expires in 2006. Under this program, a wholly-owned subsidiary purchases, on an on-going basis, substantially all of our trade receivables. As we need funds, the subsidiary draws under its revolving credit agreement, pledges the trade receivables as collateral, and remits the proceeds to us. In the event of liquidation of the subsidiary, its creditors would be entitled to satisfy their claims from the subsidiary’s pledged receivables prior to distributions back to us. We included this subsidiary in our parent company and consolidated financial statements.
      We have $549 million available, out of a total of $590 million, under committed credit agreements. This includes a $400 million credit agreement of which $200 million expires in 2006 and $200 million in 2007. The remaining $190 million of credit agreements expire at varying dates in 2005 and 2006.
      Our debt agreements, accounts receivable securitization program, and credit agreements contain terms, conditions and financial covenants customary for such agreements including minimum levels of interest coverage and limitations on leverage. At year-end 2004, we complied with the terms, conditions and financial covenants. None are restricted as to availability based on our long-term debt ratings.

      In February 2005, we effected a successful remarketing of our $345 million 6.42% senior notes payable in 2007. The interest rate on these notes is now 5.003 percent. We expect to settle the related equity purchase contracts in May 2005. At that time, we will issue common stock in exchange for $345 million in cash. The actual number of shares we will issue will be based on the average market price of our stock, subject to a floor of $52, in which case we would issue 6.6 million shares (before taking into account the stock split discussed below), and a ceiling of $63.44, in which case we would issue 5.4 million shares (before taking into account the stock split discussed below).
      On February 4, 2005, our Board of Directors increased the quarterly dividend rate to $0.45 per share from $0.36 per share; authorized the repurchase of up to six million shares of common stock and declared a two-for-one stock split to be distributed on April 1, 2005. At that time, per share and share information will be restated to reflect the stock split.
      In the 1990s, we entered into two sale-lease back transactions of production facilities with municipalities. We entered into these transactions to mitigate property and similar taxes associated with these facilities. The municipalities purchased the mills from us for $188 million, our carrying value, and we leased the facilities back from the municipalities under lease agreements, which expire in 2022 and 2025. Concurrently, we purchased $188 million of interest bearing bonds issued by these municipalities. The bond terms are identical to the lease terms, are secured by payments under the capital lease obligations, and the municipalities are obligated only to the extent the underlying lease payments are made by us. The interest rate implicit in the leases is the same as the interest rate on the bonds. As a result, the present value of the capital lease obligations is $188 million, the same as the principal amount of the bonds. Since there is no legal right of offset, the $188 million of bonds are included in other assets and the $188 million present value of the capital lease obligations are included in other long-term liabilities. There is no net effect from these transactions as we are in substance both the obligor on, and the holder of, the bonds.
      Operating leases represent pre-tax obligations and include $179 million for the lease of particleboard and MDF facilities in Mt. Jewett Pennsylvania, which expire in 2019. The rest of our operating lease obligations are for timberland, facilities and equipment.
      Purchase obligations are pre-tax, market priced obligations principally for gypsum and timber used in our manufacturing and converting processes and for major committed capital expenditures.
      We have other long-term liabilities, principally defined benefit pension and postretirement medical obligations and deferred income taxes, that are not included in the table because they do not have scheduled maturities. At year-end 2004, the pre-tax pension liability was $289 million and the pre-tax postretirement medical liability was $143 million. See Pension, Postretirement Medical and Health Care Matters for information about our pension and postretirement plans. We do not expect any significant changes in our deferred tax liability in 2005. However, it is possible that by the end of 2005 we will have used all our alternative minimum tax credit carryforwards. As a result, it is possible that in 2006 and thereafter, we will pay federal income taxes at a 35% rate as compared with the 20% rate we have paid for a number of years. While we have not completed the analysis of the repatriation of foreign earnings provisions of the American Jobs Creation Act of 2004, it is likely that any foreign earnings we would repatriate would not be significant.
      We have interest rate and commodity derivative instruments outstanding at year-end 2004. The interest rate instrument expires in 2008 and the majority of the commodity instruments expire in 2005. These instruments are non-exchange traded and are valued using either third-party resources or models. At year-end 2004, the aggregate fair value of all derivatives was a $5 million liability of which $5 million relates to the interest rate swap and an insignificant asset relates to the two commodity instruments.

Financial Services Liquidity and Contractual Obligations
      Our sources of short-term funding are our operating cash flows, new deposits, borrowings under our existing agreements and, if necessary, sales of assets. Assets that can be readily converted to cash, or against which we can readily borrow, include short-term investments, loans, mortgage loans held for sale, and securities. At year-end 2004, we had available liquidity of $3 billion. Our contractual obligations due in 2005 will likely be repaid from operating cash flow and retention of our deposit customers.

      Our transaction and savings deposit accounts are shown as maturing in 2005. These accounts do not have a contractual maturity, but rather, are due on demand. Most of the certificates of deposit that mature in 2005 are short-term (one year or less) and a high percentage of the depositors have historically renewed at maturity, although they have no contractual obligation to do so.
      Unless renegotiated, the terms of the preferred stock issued by subsidiaries make it likely that we will redeem the preferred stock in 2007 at the liquidation preference amount of $305 million.
      Loans and securities aggregating $8.8 billion are pledged as collateral on FHLB borrowings. Based upon this collateral, we have the ability to borrow an additional $1.7 billion from the FHLB, which is included in our available liquidity. Operating lease obligations are principally for facilities and equipment.
Off-Balance Sheet Arrangements

Parent Company
      It is not our practice to enter into off-balance sheet arrangements. From time to time, however, we do so to facilitate our operating activities. At year-end 2004, our off-balance sheet arrangements consisted of:

	Expiring by Year

	Total	2005	2006-7	2008-9	Thereafter

	(In millions)
Joint venture guarantees	$108	$28	$15	$15	$50
Performance bonds and recourse obligations	105	74	26	5	—

Total	$213	$102	$41	$20	$50

      We participate in three joint ventures engaged in manufacturing and selling paper and forest products. Our partner in each of these ventures is a publicly-held company unrelated to us. At year-end 2004, these ventures had $108 million in long-term debt, of which we had guaranteed debt service obligations and letters of credit aggregating $108 million. Our joint venture partners have provided similar guarantees and letters of credit. Generally we would be called upon to fund the guarantees due to the lack of specific performance by the joint ventures, such as non-payment of debt.
      Performance bonds are primarily for workers’ compensation and general liability claims.
      We have also guaranteed the repayment of $20 million of borrowings by a financial services subsidiary. In addition, preferred stock issued by two subsidiaries of Guaranty is automatically exchanged into preferred stock of Guaranty upon the occurrence of certain regulatory events or administrative actions. If such exchange occurs, these preferred shares are automatically surrendered to us in exchange for our senior notes, which may be redeemed by us. At year-end 2004, the outstanding preferred stock issued by these two subsidiaries totaled $305 million.

Financial Services
      We enter into commitments to extend credit for loans, leases, and letters of credit in the normal course of our business. These commitments carry substantially the same risk as loans. We generally require collateral upon funding of these commitments, the receipt of which provides assets that generally increase our liquidity by increasing our borrowing capacity. These commitments normally include provisions allowing us to exit the commitment under certain circumstances. At year-end 2004, our off-balance sheet unfunded arrangements consist of:

	Expiring by Year

	Total	2005	2006-7	2008-9	Thereafter

	(In millions)
Single-family mortgage loans	$290	$290	$—	$—	$—
Unused lines of credit	1,907	410	658	771	68
Unfunded portion of loan commitments	3,048	1,973	974	101	—
Other loan commitments	579	144	231	195	9
Letters of credit	370	158	69	135	8

Total	$6,194	$2,975	$1,932	$1,202	$85

Capital Adequacy and Other Regulatory Matters
      At year-end 2004, Guaranty met or exceeded all applicable regulatory capital requirements. We expect to maintain Guaranty’s capital at a level that exceeds the minimum required for designation as “well capitalized” under the capital adequacy regulations of the Office of Thrift Supervision (OTS). From time to time, the parent company may make capital contributions to or receive dividends from Guaranty.
      Selected financial and regulatory capital data for Guaranty and its consolidated subsidiaries follows:

	At Year-End

	2004	2003

	(In millions)
Balance sheet data:
Total assets	$16,065	$17,247
Total deposits	8,964	8,698
Shareholder’s equity	997	999

		Regulatory	For Categorization as
	Actual	Minimum	“Well Capitalized”

Regulatory capital ratios:
Tangible capital	6.89%	2.00%	N/A
Leverage capital	6.89%	4.00%	5.00%
Risk-based capital	10.83%	8.00%	10.00%
      At year-end 2004, Guaranty had outstanding preferred stock of subsidiaries with a carrying amount and liquidation value of $305 million. This preferred stock will be automatically exchanged into Guaranty preferred stock if the OTS determines Guaranty is or will become undercapitalized in the near term or upon the occurrence of certain administrative actions. If such an exchange were to occur, the parent company must issue senior notes in exchange for the Guaranty preferred stock in an amount equal to the liquidation preference of the preferred stock exchanged. With respect to certain of these shares, the parent company has the option to issue senior notes or purchase the shares. At year-end 2004, $274 million of the subsidiary preferred stock qualifies as core capital and the remainder qualifies as Tier 2 capital.
      As we previously disclosed, an internal investigation revealed that Guaranty’s mortgage origination operation failed to file certain statutory reports on a timely basis and may have violated applicable laws and regulations. We reported our findings and corrective actions to the OTS. After the OTS reviewed the findings and corrective actions and conducted its own examination, it and Guaranty entered into a Stipulation and Consent to the Issuance of an Order to Cease and Desist for Affirmative Relief (Consent Order). Guaranty agreed to the issuance of the Consent Order, without admitting or denying any wrongdoing or relevant findings, in the interest of addressing the matters subject to the review and avoiding the cost and disruptions associated with possible administrative or judicial proceedings regarding those matters. Under the Consent Order, Guaranty agreed, among other things, to take certain actions primarily related to its repositioned mortgage origination activities, including strengthening its regulatory compliance controls and management, enhancing its suspicious activity reporting and regulatory training programs, and implementing improved risk assessment and loan application register programs. No financial penalties were included in the Consent Order.
      Guaranty is in the process of completing implementation of these corrective actions and expects to have them in place by first quarter-end 2005. As described earlier, Guaranty has substantially completed the repositioning of its mortgage origination activities including the sale and closure of its retail mortgage origination outlets and has sold its third-party mortgage servicing portfolio.
      The Consent Order has no material on-going impact on the operations of Guaranty or its ability to pay dividends to the parent company. We have not incurred any material financial loss as a result of this matter and have no reason to believe that the matters addressed in the Consent Order will result in any material loss to Guaranty.
Accounting Policies

Critical Accounting Estimates
      In preparing our financial statements, we follow generally accepted accounting principles, which in many cases require us to make assumptions, estimates and judgments that affect the amounts reported. Our significant accounting policies are included in Note 1 to the consolidated financial statements and Note A to the summarized financial statements of the parent company and financial services. Many of these principles are relatively straightforward. There are, however, a few accounting policies that are critical because they are important in determining our financial condition and results, and they are difficult for us to apply. Within the parent company, they include asset impairments and pension accounting, and within financial services, they include the allowance for loan losses and, through 2004, mortgage servicing rights. The difficulty in applying these policies arises from the assumptions, estimates and judgments that we have to make currently about matters that are inherently uncertain, such as future economic conditions, operating results and valuations, as well as our intentions. As the difficulty increases, the level of precision decreases, meaning actual results can and probably will be different from those currently estimated. We base our assumptions, estimates and judgments on a combination of historical experiences and other factors that we believe are reasonable. We have discussed the selection and disclosure of these critical accounting estimates with our Audit Committee.

•	Measuring assets for impairment requires estimating intentions as to holding periods, future operating cash flows and residual values of the assets under review. Changes in our intentions, market conditions or operating performance could require us to revise the impairment charges we previously provided.

•	The expected long-term rate of return on pension plan assets is an important assumption in determining pension expense. In selecting that rate, currently 8.50 percent, consideration is given to both historical returns and future returns over the next quarter century. The actual rate of return on plan assets for the last ten years was 10.33 percent. Differences between actual and expected returns will affect future pension expense. For example, a 50 basis point change in the estimated expected rate of return would affect annual pension costs by $4 million. In addition, a 50 basis point change in the discount rate would affect the funded status by $74 million and annual pension costs by $7 million.

•	Allowances for loan losses are based on historical experiences and evaluations of future cash flows and collateral values and are subject to regulatory scrutiny. Changes in general economic conditions or loan specific circumstances will inevitably change those evaluations.

•	Measuring for impairment and amortizing mortgage servicing rights is largely dependent on our assumptions about the speed at which loans are repaid and market rates of return. Changes in interest rates affect both of these variables. As a result of the sale of our third-party mortgage servicing portfolio, beginning in 2005, accounting for mortgage servicing rights will no longer be considered a critical accounting policy.

New Accounting Pronouncements Adopted
      We have adopted a number of new accounting pronouncements; the more significant are described below. Unless noted otherwise, the effect on earnings or financial position of adopting the pronouncement was not material.

Year 2004

•	Financial Accounting Standards Board (FASB) Staff Position, No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. This staff position provided guidance on accounting for the effects of this act on postretirement plans that provide prescription drug benefits.

•	FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities an interpretation of ARB No. 51. This interpretation provides guidance for determining whether an entity is a variable interest entity and which beneficiary of the variable interest entity, if any, should consolidate the variable interest entity (the primary beneficiary).

•	Securities and Exchange Commission Staff Accounting Bulletin No. 105, Application of Accounting Principle to Loan Commitments. This bulletin applies to loan commitments issued after March 2004 and accounted for as derivative instruments and it precludes the recognition of an asset at the inception of the loan commitment.

Year 2003

•	SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123. We voluntarily began expensing stock options beginning with options granted in 2003. The effect of expensing stock options granted in 2003 was to reduce 2003 net income by $1 million or $0.03 per share.

•	SFAS No. 143, Accounting for Asset Retirement Obligations. This statement requires the recognition of legal obligations associated with the retirement of long-lived assets at their fair value and to allocate that fair value to expense over the useful life of the asset. The effect of adopting this statement was to increase property, plant and equipment by $3 million, recognize an asset retirement obligation liability of $4 million, and reduce 2003 net income by $1 million or $0.01 per share for the cumulative effect of adoption.

•	SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement requires classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Provisions of this statement addressing the accounting for certain mandatorily redeemable non-controlling interests have been deferred indefinitely pending further FASB action. The deferred provisions would principally affect the way we account for minority interests in partnerships we control; the classification of such interests as liabilities, which we presently do; and accounting for changes in the fair value of the minority interest by a charge to earnings, which we currently do not do. While the effect of the deferred provisions would be dependent on the changes in the fair value of the partnerships’ net assets, it is possible that the future effects could be significant. Because the minority interests are not readily marketable, it is difficult to determine their fair value; however, we believe the difference between the carrying value of the minority interests and their estimated fair value was not significant at year-end 2004 and 2003.

•	SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits. This statement provides for the disclosure of additional information about pension and postretirement plans.

Year 2002

•	SFAS No. 142, Goodwill and Other Intangible Assets. This statement provided new guidance for goodwill and other indefinitely lived assets including precluding the amortization of goodwill. The effect of adopting this statement was to reduce 2002 net income by $11 million or $0.22 per diluted share for an $18 million goodwill impairment associated with corrugated packaging pre-2001 acquisitions.

Pending Accounting Pronouncements
      In November and December 2004, the FASB issued SFAS No. 151, Inventory Cost, an amendment of ARB No. 43, Chapter 4, which clarifies accounting for abnormal inventory costs and allocation of fixed production overhead costs; SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, which provides an exception for exchanges that do not have commercial substance; and SFAS No. 123 (revised December 2004), Share Based Payment, which requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on their estimated fair value. SFAS No. 151 and No. 153 will be effective for us beginning 2006 while SFAS No. 123R will be effective for us beginning third quarter 2005.
      We have not yet completed our analysis of these pronouncements to determine what effects, if any, their adoption will have on our earnings or financial position. However, the effects of SFAS No. 123R will be somewhat mitigated because we are already charging to expense over their vesting period the fair value of employee stock options granted in 2003 and 2004. Our best estimate is that the effect on earnings and earnings per share of adopting SFAS No. 123R would approximate those disclosed in Note 1 to the consolidated financial statements, Stock-Based Compensation. In addition, this statement requires that any tax benefits we realize as a result of the exercise of employee stock options be reflected as a financing cash flow instead of an operating cash flow. We recognized a $5 million benefit in 2004 and less than a $1 million benefit in 2003 and 2002, which are included in our operating cash flow.

Change in Method of Accounting for Inventories Beginning 2005
      Beginning first quarter 2005, we will change our method of accounting for our corrugated packaging inventories from the LIFO method to the average cost method, which approximates FIFO. As a result of our ongoing efforts to reduce cost permanently and increase asset utilization, we believe the average cost method is preferable because it will: (i) increase the transparency of our financial reporting through a more balanced income statement and balance sheet presentation; (ii) result in the valuation of all of our inventories at current cost in our financial statements; and (iii) conform all of our inventories to a single method of accounting.
      As a result of this change, we expect that our January 2005 balance sheet will reflect an increase in inventories of $27 million, an increase in income tax liability of $11 million and an increase in retained earnings of $16 million. In addition, as required by generally accepted accounting principles, we will retrospectively apply the average cost method to our prior years’ income statements and segment operating results, the expected effect of which is summarized as follows:

	Corrugated Packaging		Income From
	Segment Operating Income		Continuing Operations		Per Diluted Share

		Retrospective		Retrospective		Retrospective
	As Reported	Application	As Reported	Application	As Reported	Application

	(In millions, except per share)
Year 2004	$105	$96	$162	$157	$2.87	$2.78
Year 2003	11	18	97	102	1.78	1.87
Year 2002	78	85	65	69	1.25	1.33
Pension, Postretirement Medical and Health Care Matters
      Our non-cash pension expense was $50 million in 2004, $43 million in 2003, and $9 million in 2002. For the year 2005, we expect our non-cash pension expense to be $50 million.
      For accounting purposes, we measure the defined benefit plans projected benefit obligation, value the plan assets, and determine the funded status as of September 30 of each year. We measure our projected benefit obligation using current mortality tables and an appropriate discount rate. At September 2004, the projected benefit obligation of our defined benefit plans exceeded the fair value of plan assets by $355 million in 2004 compared with $296 million at September 2003. The change was principally due to a 38 basis point decrease in the discount rate to 6.0 percent partially offset by better than expected returns on plan assets, 11.63 percent compared with an expected rate of 8.50 percent. The pension liability recognized for accounting purposes was $289 million at year-end 2004 compared with $250 million at year-end 2003. Unrecognized actuarial losses, which principally represent the delayed recognition of the effect of changes in the assumed discount rate and differences between expected and actual experience, were $331 million at year-end 2004 and $318 million at year-end 2003. These losses, to the extent they exceed ten percent of the greater of the projected benefit obligation or plan assets, will be recognized prospectively over the remaining service period, currently estimated at nine years, and will be affected by further changes, if any, in the discount rate and differences between expected and actual experience. We expect the amount to be recognized and included in 2005 pension expense will be about $22 million, the same as included in 2004 pension expense.
      For funding purposes, we determine the value of plan assets using a five-year moving average as of January 1 of each year. Our cash-funding requirement was $2 million in 2004 and we expect our cash-funding requirement to be less than that in 2005. We made a voluntary, discretionary contribution of $15 million to the defined benefit pension plan in fourth quarter 2004 and it is likely that we will make additional voluntary, discretionary contributions to the defined benefit plans in 2005 of $60 million, $15 million per quarter.
      Postretirement medical expense was $10 million in 2004, $12 million in 2003, and $15 million in 2002. For accounting purposes we measure the projected benefit obligation using current mortality tables and an appropriate discount rate, currently 6.0 percent. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 was enacted in December 2003. This act expands Medicare to include, for the first time, coverage for prescription drugs. Our postretirement benefit plans provide for medical coverage, including a prescription drug subsidy, for certain participants. The effect of the act was to reduce the liability for postretirement medical cost by $9 million and it is likely that it will reduce the 2005 postretirement medical expense by $2 million.
      Effective January 2005, we implemented a new Consumer Driven Health Plan option for our employees. About 41 percent of our employees elected this option. We believe implementing this option will help mitigate our rising health care costs. In 2004, the total cost of providing health coverage was about $150 million of which we incurred $114 million and our employees incurred $36 million.
Energy and the Effects of Inflation
      Energy costs increased $12 million in 2004, $58 million in 2003, and decreased $44 million in 2002, principally due to changes in natural gas prices. Our energy costs fluctuate based on the market prices we pay for these commodities. We hedge very little of our energy needs. It is likely that these costs will continue to fluctuate during 2005.
      Inflation has had minimal effects on operating results the last three years. Our fixed assets, timber and timberland, are carried at their historical costs. If carried at current replacement costs, depreciation expense and the cost of timber cut or timberland sold would be significantly higher than what we reported.
Environmental Protection
      Our operations are subject to federal, state, and local provisions regulating discharges into the environment and otherwise related to the protection of the environment. Compliance with these provisions, requires us to invest substantial funds to modify facilities to assure compliance with applicable environmental regulations. Capital expenditures directly related to environmental compliance totaled $11 million in 2004. This amount does not include capital expenditures for environmental control facilities made as a part of major mill modernizations and expansions or capital expenditures made for another purpose that have an indirect benefit on environmental compliance.
      Future expenditures for environmental control facilities will depend on new laws and regulations and other changes in legal requirements and agency interpretations thereof, as well as technological advances. We currently estimate that capital expenditures for environmental purposes during the period 2005 through 2007 will average $9 million each year, excluding expenditures related to the Maximum Achievable Control Technology (MACT) programs and landfill closures discussed below. The estimated expenditures could be significantly higher if more stringent laws and regulations are implemented.
      On April 15,1998, the EPA issued extensive regulations governing air and water emissions from the pulp and paper industry (“Cluster Rule”). Compliance with the MACT phases of the Cluster Rule will be required at certain intervals through 2007.

MACT I Standard

•	The first phase of MACT I covered the Hazardous Air Pollutant (HAP) emissions from Low Volume High Concentration Sources and pulp mill foul condensate streams at three containerboard mills. Compliance was required by April 2002, and we spent $15 million to meet the requirements of this rule.

•	The second phase of MACT I covered HAP emissions from High Volume Low Concentration sources at three containerboard mills. Compliance is required by April 2006, and we estimate we will spend $7 million to meet these requirements.
      The MACT II Standard is for the control of HAP emissions from pulp and paper mill combustion sources. Compliance was required by April 2004 and applies to three containerboard mills. The total expenditures to comply with this standard associated with the reporting and record keeping activities for monitoring HAP emissions were not significant.
      The Plywood and Composite Wood Panel (PCWP) MACT standards were published July 30, 2004, and also limit emissions of HAPs. We have 12 forest products facilities that will need to comply with this regulation by October 1, 2007. Capital expenditures to comply with these standards are estimated at $14 million.
      We use company-owned landfills for disposal of non-hazardous waste at three containerboard mills and two forest products facilities. Based on third-party cost estimates, we expect to spend, on an undiscounted basis, $23 million over the next 25 years to ensure proper closure of these landfills. We are remediating a former creosote treating facility and one on-site location obtained in the Gaylord acquisition. We expect the additional cost to remediate these sites, over a 2 to 25 year period, on an undiscounted basis will be $15 million.
Litigation Matters
      We are involved in various legal proceedings that have arisen from time to time in the ordinary course of business. In our opinion, the possibility of a material loss from any of these proceedings is considered to be remote, and we do not expect that the effect of these proceedings will be material to our financial position, results of operations, or cash flow. Set forth below is a discussion of our most significant litigation matters.
  Antitrust Litigation
      On May 14, 1999, Inland, Gaylord and eight other linerboard manufacturers were named as defendants in a consolidated class action complaint that alleged a civil violation of Section 1 of the Sherman Act. Inland and Gaylord executed a settlement agreement on April 11, 2003, with the representatives of the class, which received final approval by the trial court. Gaylord and Inland paid a total of $8 million into escrow to fulfill the terms of the class action settlement.
      Twelve individual complaints containing allegations similar to those in the class action have been filed by certain opt-out plaintiffs and over 3,000 of their named subsidiaries against the original defendants in the class action. We believe that the plaintiffs’ allegations in the opt-out litigation have no merit and are vigorously defending against the suits.
  Bogalusa Litigation
      On October 15, 2003, a release of nitrogen dioxide and nitrogen oxide took place at our linerboard mill in Bogalusa, Louisiana. The mill followed appropriate protocols for handling this type of event, notifying the Louisiana Department of Environmental Quality, the U.S. Environmental Protection Agency and local law enforcement officials. The federal and state environmental agencies have analyzed the reports we prepared and have not indicated that they will take any action against us.
      To date, we have been served with seven lawsuits seeking damages for various personal injuries allegedly caused by either exposure to the released gas or fears of exposure. These seven lawsuits have been consolidated but retain their individual status for trial purposes. We intend to vigorously defend against these allegations as well as contest the proposed certification as a class action. Our internal analysis of the accident is continuing.

  Other Litigation
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
Statistical and Other Data

Parent Company
      Revenues and unit sales of our manufacturing subsidiaries, excluding joint venture operations follows:

	For the Year

	2004	2003	2002

	(Dollars in millions)
Revenues
Corrugated Packaging
Corrugated packaging	$2,625	$2,509	$2,422
Linerboard	111	191	165

Total	$2,736	$2,700	$2,587

Forest Products
Pine lumber	$338	$267	$227
Particleboard	185	153	172
Medium density fiberboard	110	93	116
Gypsum wallboard	110	75	77
Fiberboard	77	71	64
Other	151	142	131

Total	$971	$801	$787

Unit sales
Corrugated Packaging
Corrugated packaging, thousands of tons	3,366	3,206	3,028
Linerboard, thousands of tons	320	574	492

Total, thousands of tons	3,686	3,780	3,520

Forest Products
Pine lumber, million board feet	926	863	764
Particleboard, million square feet	600	598	653
Medium density fiberboard, million square feet	235	228	285
Gypsum wallboard, million square feet	766	643	679
Fiberboard, million square feet	407	434	388
      The 2002 corrugated packaging information is not comparable due to the effect of acquisitions completed at varying dates in 2002.

Financial Services
      Information regarding our financial services subsidiaries follows:

	For the Year

	2004	2003	2002

Ratio information
Return on assets
Before tax(a)	1.21%	1.03%	1.02%
After tax(c)(g)	0.63%	0.64%	0.97%
Return on equity
Before tax(b)	18.21%	15.90%	14.90%
After tax(d)(g)	9.57%	9.91%	14.17%
Dividend payout ratio(e)	96%	143%	77%
Equity to assets ratio(f)	6.62%	6.50%	6.83%

(a)	Segment operating income divided by average total assets

(b)	Segment operating income divided by average equity

(c)	Net income divided by average total assets

(d)	Net income divided by average equity

(e)	Dividends paid to the parent company divided by net income

(f)	Average equity divided by average assets

(g)	2004 and 2003 reflects amended tax allocation agreement with the parent company

      Average balances, interest income and expense, and rates by major balance sheet categories were:

	For the Year

	2004			2003			2002

	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in millions)
ASSETS
Cash equivalents	$167	$3	1.50%	$162	$3	1.60%	$152	$3	2.20%
Securities	5,706	222	3.89%	6,024	218	3.63%	4,740	197	4.16%
Loans(a)(b)	9,504	460	4.84%	9,625	453	4.71%	9,868	517	5.24%
Loans held for sale	618	33	5.33%	1,042	54	5.18%	986	57	5.75%

Total earning assets	15,995	$718	4.49%	16,853	$728	4.32%	15,746	$774	4.92%
Other assets	1,189			1,196			1,031

Total assets	$17,184			$18,049			$16,777

LIABILITIES AND EQUITY
Deposits:
Transaction
Interest-bearing demand	$4,466	$51	1.13%	$4,038	$46	1.13%	$2,809	$34	1.22%
Savings deposits	247	2	0.72%	238	2	0.86%	208	3	1.26%
Time (certificates of deposit)	3,579	89	2.51%	4,488	134	2.99%	5,382	202	3.75%

Total deposits	8,292	142	1.71%	8,764	182	2.08%	8,399	239	2.85%

Federal Home Loan
Bank borrowings	5,128	138	2.69%	3,685	119	3.23%	3,202	100	3.14%
Securities sold under repurchase agreements	1,155	15	1.31%	2,415	29	1.22%	2,070	36	1.75%
Other debt	217	10	4.76%	199	10	4.86%	227	12	5.20%
Preferred stock issued by subsidiaries	307	12	3.87%	307	11	3.67%	307	13	4.23%

Total other borrowings	6,807	175	2.57%	6,606	169	2.56%	5,806	161	2.78%

Total interest-bearing liabilities	15,099	$317	2.10%	15,370	$351	2.29%	14,205	$400	2.82%
Other liabilities	947			1,506			1,427
Shareholder’s equity	1,138			1,173			1,145

Total liabilities and equity	$17,184			$18,049			$16,777

Interest rate spread			2.39%			2.03%			2.10%
Net interest income/yield		$401	2.50%		$377	2.24%		$374	2.38%

(a) Includes nonaccruing loans
(b) Includes loan fees of $27 million in 2004, $28 million in 2003, and $27 million in 2002

      Changes in net interest income attributable to changes in volume and rates were:

	2004 Compared with 2003			2003 Compared with 2002
	Increase (Decrease) Due To			Increase (Decrease) Due To

	Volume	Rate	Total	Volume	Rate	Total

	(In millions)
Interest income:
Cash equivalents	$—	$—	$—	$—	$(1)	$(1)
Securities	(12)	16	4	49	(28)	21
Loans	(6)	13	7	(13)	(51)	(64)
Loans held for sale	(22)	1	(21)	5	(7)	(2)

Total interest income	(40)	30	(10)	41	(87)	(46)
Interest expense:
Deposits:
Transaction
Interest-bearing demand	5	—	5	14	(3)	11
Savings deposits	—	—	—	—	(1)	(1)
Time deposits (certificates of deposit)	(25)	(20)	(45)	(30)	(37)	(67)

Total interest on deposits	(20)	(20)	(40)	(16)	(41)	(57)
Borrowings from FHLB	41	(22)	19	15	3	18
Securities sold under repurchase agreements	(16)	2	(14)	5	(12)	(7)
Other debt	—	—	—	(1)	(1)	(2)
Preferred stock issued by subsidiaries	—	1	1	—	(1)	(1)

Total interest expense	5	(39)	(34)	3	(52)	(49)

Net interest income	$(45)	$69	$24	$38	$(35)	$3

      The loan portfolio consists of:

	At Year-End

	2004	2003	2002	2001	2000

	(In millions)
Single-family mortgage	$3,560	$3,255	$2,470	$1,987	$2,959
Single-family mortgage warehouse	580	387	522	547	343
Single-family construction	1,303	889	1,004	991	978
Multifamily and senior housing	1,454	1,769	1,858	1,927	1,901

Total residential housing	6,897	6,300	5,854	5,452	6,181
Commercial real estate	709	1,015	1,891	2,502	2,605
Commercial and business	746	585	740	819	763
Energy lending	717	562	420	116	—
Asset-based lending and leasing	428	499	696	842	476
Consumer and other	206	176	199	255	487

Total loans	9,703	9,137	9,800	9,986	10,512
Less allowance for loan losses	(85)	(111)	(132)	(139)	(118)

Loans receivable, net	$9,618	$9,026	$9,668	$9,847	$10,394

      Construction and commercial and business loans by maturity date at year-end 2004 were:

							Commercial and
							Business,
							Energy, and
							Asset-Based
			Multifamily and		Commercial Real		Lending and
	Single-Family		Senior Housing		Estate		Leasing

	Variable	Fixed	Variable	Fixed	Variable	Fixed	Variable	Fixed
	Rate	Rate	Rate	Rate	Rate	Rate	Rate	Rate	Total

	(In millions)
Due within one year	$932	$31	$1,110	$—	$623	$—	$1,172	$43	$3,911
After one but within five years	265	75	169	46	77	3	518	68	1,221
After five years	—	—	73	56	6	—	58	32	225

	$1,197	$106	$1,352	$102	$706	$3	$1,748	$143

Total	$1,303		$1,454		$709		$1,891		$5,357

      Changes in our allowance for loan losses and summary of nonaccrual and other loans were:

	For the Year

	2004	2003	2002	2001	2000

	(In millions)
Balance at beginning of year	$111	$132	$139	$118	$113
Charge-offs:
Single-family mortgage	—	(1)	—	—	—
Single-family mortgage warehouse	—	—	—	—	(22)
Multifamily and senior housing	(3)	—	(11)	—	—

Total residential housing loans	(3)	(1)	(11)	—	(22)
Commercial real estate	(6)	(11)	—	—	—
Commercial and business	(2)	(2)	(31)	(18)	(7)
Asset-based lending and leasing	(1)	(57)	(10)	(10)	(4)
Consumer and other	(3)	(2)	(2)	(3)	(4)

Total charge-offs	(15)	(73)	(54)	(31)	(37)
Recoveries:
Single-family mortgage warehouse	1	4	1	3	—
Multifamily and senior housing	—	—	3	—	—

Total residential housing loans	1	4	4	3	—
Commercial real estate	1	—	—	—	—
Asset-based lending and leasing	5	5	2	—	—
Consumer and other	1	—	1	1	1

Total recoveries	8	9	7	4	1

Net charge-offs	(7)	(64)	(47)	(27)	(36)
Provision for loan losses	(12)	43	40	46	39
Acquisitions and bulk purchases of loans, net of adjustments	—	—	—	2	2
Transfer to reserve for loan commitments	(7)	—	—	—	—

Balance at end of year	$85	$111	$132	$139	$118

Nonaccrual loans	$50	$65	$126	$166	$65
Accruing loans past-due 90 days or more	1	3	7	—	6

      The allowance for loan losses by loan category was:

	2004		2003		2002		2001		2000

		Category		Category		Category		Category		Category
		as a %		as a %		as a %		as a %		as a %
		of		of		of		of		of
		Total		Total		Total		Total		Total
	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans

	(Dollars in millions)
Single-family mortgage	$8	37%	$7	36%	$7	26%	$8	20%	$13	28%
Single-family mortgage warehouse	1	6%	1	4%	1	5%	3	5%	2	3%
Single-family construction	10	13%	6	10%	7	10%	6	10%	7	9%
Multifamily and senior housing	15	15%	28	19%	38	19%	42	19%	16	18%

Total residential	34	71%	42	69%	53	60%	59	54%	38	58%
Commercial real estate	8	7%	18	11%	18	19%	19	25%	22	25%
Commercial and business	7	8%	10	13%	12	12%	14	9%	25	7%
Energy lending	3	7%	—	—	—	—	—	—	—	—
Asset-based lending and leasing	9	5%	9	5%	23	7%	21	9%	4	5%
Consumer and other	1	2%	1	2%	2	2%	2	3%	3	5%
Not allocated	23	—	31	—	24	—	24	—	26	—

Total	$85	100%	$111	100%	$132	100%	$139	100%	$118	100%

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
      Our current level of interest rate risk is primarily due to the lending and funding activities of our financial services segment. The following table illustrates the estimated effect on our pre-tax income of immediate, parallel and sustained shifts in interest rates for the next 12-months at year-end 2004, with comparative year-end 2003 information. This estimate considers the effects of changing prepayment speeds, repricing characteristics and average balances over the next 12 months.

	Increase (Decrease) in Income Before Taxes

	At Year-End 2004		At Year-End 2003

Change in	Parent	Financial	Parent	Financial
Interest Rates	Company	Services	Company	Services

	(In millions)
+2%	$1	$(21)	$(2)	$8
+1%	—	(1)	(1)	28
-1%	—	(34)	1	(20)
      We did not present a two percent interest rate decrease scenario because of the current low interest rate environment. The analysis assumes that debt reductions from contractual payments will be replaced with short-term variable rate debt; however, that may not be the financing alternative we choose to follow.
      Parent company interest rate risk is related to our long-term debt and our interest rate swap. Because parent company debt is primarily fixed rate, interest rate changes are not expected to affect earnings significantly. However, interest rate changes will affect the value of the interest rate swap agreements (currently $50 million notional amount). We believe that any changes in value would not be significant.
      Our financial services segment is subject to interest rate risk to the extent interest-earning assets and interest-bearing liabilities repay or reprice at different times or in differing amounts or both. Our financial services segment’s interest rate sensitivity has changed from year-end 2003, due principally to increases in market interest rates. The rise in interest rates has resulted in an improved spread relationship between the yields on our earning assets and costs of funding sources, principally because our projected mortgage yields are benefiting from slower prepayments and our increase in deposit rates have lagged the increase in market rates. Further significant increases in market rates will not have the same effect as we believe our deposit rates would become more responsive to changes in market rates and prepayment rates on mortgages would not slow significantly.
Foreign Currency Risk
      We do not have significant exposure to foreign currency fluctuations on our financial instruments because most of these instruments are denominated in U.S. dollars.
Commodity Price Risk
      From time to time we use commodity derivative instruments to mitigate our exposure to changes in product pricing and manufacturing costs. These instruments cover a small portion of our volume and range in duration from three months to three years. Considering the fair value of these instruments at year-end 2004, we believe the potential loss in fair value resulting from a hypothetical ten percent change in the underlying commodity prices would not be significant.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Temple-Inland Inc.:
      We have audited the accompanying consolidated balance sheets of Temple-Inland Inc. and subsidiaries as of January 1, 2005 and January 3, 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended January 1, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Temple-Inland Inc. and subsidiaries at January 1, 2005 and January 3, 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 1, 2005, in conformity with U.S. generally accepted accounting principles.
      As discussed in Note 1 to the consolidated financial statements, in 2003 the Company changed its method of accounting for stock-based compensation.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Temple-Inland Inc.’s internal control over financial reporting as of January 1, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2005 expressed an unqualified opinion thereon.
Ernst & Young LLP
Austin, Texas
March 8, 2005

TEMPLE-INLAND INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	At Year-End 2004

	Parent	Financial
	Company	Services	Consolidated

	(In millions)
ASSETS
Cash and cash equivalents	$9	$363	$372
Loans held for sale	—	510	510
Loans	—	9,618	9,618
Securities available-for-sale	—	1,118	1,118
Securities held-to-maturity	—	3,864	3,864
Trade receivables	404	—	404
Inventories	402	—	402
Timber and timberland	496	—	496
Property, premises, and equipment	1,738	167	1,905
Goodwill	236	152	388
Other assets	469	658	1,042
Investment in financial services	1,121	—	—

TOTAL ASSETS	$4,875	$16,450	$20,119

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$—	$8,964	$8,964
Federal Home Loan Bank borrowings	—	4,717	4,717
Securities sold under repurchase agreements	—	787	787
Other liabilities	740	350	1,052
Long-term debt	1,485	206	1,691
Deferred income taxes	126	—	79
Pension liability	289	—	289
Postretirement benefits	143	—	143
Preferred stock issued by subsidiaries	—	305	305

TOTAL LIABILITIES	2,783	15,329	18,027

SHAREHOLDERS’ EQUITY
Preferred stock — par value $1 per share:
authorized 25,000,000 shares; none issued			—
Common stock — par value $1 per share: authorized 200,000,000 shares; issued 61,389,552 shares, including shares held in the treasury			61
Additional paid-in capital			412
Accumulated other comprehensive loss			(192)
Retained earnings			2,052

			2,333
Cost of shares held in the treasury: 5,296,457 shares			(241)

TOTAL SHAREHOLDERS’ EQUITY			2,092

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY			$20,119

See the notes to the consolidated financial statements.

TEMPLE-INLAND INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	At Year-End 2003

	Parent	Financial
	Company	Services	Consolidated

	(In millions)
ASSETS
Cash and cash equivalents	$20	$379	$399
Loans held for sale	—	551	551
Loans	—	9,026	9,026
Securities available-for-sale	—	1,374	1,374
Securities held-to-maturity	—	5,267	5,267
Trade receivables	359	—	359
Inventories	330	—	330
Timber and timberland	497	—	497
Property, premises, and equipment	1,807	155	1,962
Goodwill	237	147	384
Other assets	453	762	1,182
Investment in financial services	1,123	—	—

TOTAL ASSETS	$4,826	$17,661	$21,331

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$—	$8,698	$8,698
Federal Home Loan Bank borrowings	—	4,992	4,992
Securities sold under repurchase agreements	—	1,327	1,327
Obligations to settle trade date securities	—	567	567
Other liabilities	826	410	1,221
Long-term debt	1,611	239	1,850
Deferred income taxes	25	—	7
Pension liability	250	—	250
Postretirement benefits	146	—	146
Preferred stock issued by subsidiaries	—	305	305

TOTAL LIABILITIES	2,858	16,538	19,363

SHAREHOLDERS’ EQUITY
Preferred stock — par value $1 per share:
authorized 25,000,000 shares; none issued			—
Common stock — par value $1 per share: authorized 200,000,000 shares; issued 61,389,552 shares, including shares held in the treasury			61
Additional paid-in capital			377
Accumulated other comprehensive loss			(185)
Retained earnings			2,023

			2,276
Cost of shares held in the treasury: 6,792,410 shares			(308)

TOTAL SHAREHOLDERS’ EQUITY			1,968

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY			$21,331

See the notes to the consolidated financial statements.

TEMPLE-INLAND INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the Year

	2004	2003	2002

		(In millions)
REVENUES
Manufacturing	$3,707	$3,501	$3,374
Financial services	1,043	1,152	1,144

	4,750	4,653	4,518

COSTS AND EXPENSES
Manufacturing	3,522	3,636	3,287
Financial services	870	971	980

	4,392	4,607	4,267

OPERATING INCOME	358	46	251
Parent company interest	(125)	(135)	(133)
Other non-operating income (expense)	—	(8)	(11)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	233	(97)	107
Income tax (expense) benefit	(71)	194	(42)

INCOME FROM CONTINUING OPERATIONS	162	97	65
Discontinued operations	3	—	(1)

INCOME BEFORE ACCOUNTING CHANGE	165	97	64
Effect of accounting change	—	(1)	(11)

NET INCOME	$165	$96	$53

EARNINGS PER SHARE
Basic:
Income from continuing operations	$2.90	$1.78	$1.25
Discontinued operations	0.05	—	(0.02)
Effect of accounting change	—	(0.01)	(0.21)

Net income	$2.95	$1.77	$1.02

Diluted:
Income from continuing operations	$2.87	$1.78	$1.25
Discontinued operations	0.05	—	(0.02)
Effect of accounting change	—	(0.01)	(0.21)

Net income	$2.92	$1.77	$1.02

See the notes to the consolidated financial statements.

TEMPLE-INLAND INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year

	2004	2003	2002

	(In millions)
CASH PROVIDED BY (USED FOR) OPERATIONS
Net income	$165	$96	$53
Adjustments:
Depreciation and amortization	254	270	260
Amortization and accretion of financial instruments	58	82	60
Provision for loan losses	(12)	43	40
Deferred taxes (benefit)	58	(155)	33
Other non-cash charges and credits, net	26	71	17
Net assets of discontinued operations	(24)	(5)	15
Cumulative effect of accounting change	—	1	11
Other	67	58	19
Changes in:
Receivables	(45)	(8)	41
Inventories	(77)	12	(2)
Accounts payable and accrued expenses	—	30	(41)
Loans held for sale, originations	(6,898)	(12,955)	(10,799)
Loans held for sale, sales	6,920	13,447	10,626
Collections on loans serviced for others, net	(32)	(77)	(70)

	460	910	263

CASH PROVIDED BY (USED FOR) INVESTING
Capital expenditures	(264)	(170)	(128)
Sale of non-strategic assets and operations	66	69	39
Securities available-for-sale, net	251	545	739
Securities held-to-maturity, net	817	(1,164)	(2,781)
Loans originated or acquired, net of principal collected	(644)	453	67
Proceeds from sale of loans and mortgage servicing rights	37	67	54
Branch acquisitions	148	—	364
Acquisitions, net of cash acquired, and joint ventures	(20)	(10)	(631)
Other	93	35	10

	484	(175)	(2,267)

CASH PROVIDED BY (USED FOR) FINANCING
Deposits, net	113	(500)	(277)
Additions to debt	375	978	2,948
Payments of debt	(1,014)	(1,201)	(975)
Repurchase agreements and short-term borrowings, net	(308)	(2)	(612)
Cash dividends paid to shareholders	(136)	(73)	(67)
Bridge financing facility	—	—	880
Payment of bridge financing facility	—	—	(880)
Payment of Gaylord assumed debt	—	—	(285)
Sale of common stock, Upper DECSSM, senior notes, and exercise of stock options	62	13	1,060
Purchase of deposits	—	—	104
Other	(63)	(6)	(27)

	(971)	(791)	1,869

Net increase (decrease) in cash and cash equivalents	(27)	(56)	(135)
Cash and cash equivalents at beginning of year	399	455	590

Cash and cash equivalents at end of year	$372	$399	$455

See the notes to the consolidated financial statements.

TEMPLE-INLAND INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Accumulated
			Other
			Comprehensive
	Common	Paid-In	Income	Retained	Treasury
	Stock	Capital	(Loss)	Earnings	Stock	Total

	(In millions)
Balance at year-end 2001	$61	$367	$(1)	$2,014	$(545)	$1,896

Comprehensive income, net of tax:
Net income	—	—	—	53	—	53
Unrealized gains on securities	—	—	(1)	—	—	(1)
Minimum pension liability	—	—	(123)	—	—	(123)
Foreign currency translation adjustment	—	—	(8)	—	—	(8)
Derivative financial instruments	—	—	(3)	—	—	(3)

Comprehensive loss for the year 2002						(82)

Dividends paid on common stock — $1.28 per share	—	—	—	(67)	—	(67)
Stock issued for cash, 4,140,000 shares	—	27	—	—	188	215
Fees related to sale of Upper DECSSM and stock	—	(20)	—	—	—	(20)
Present value of equity purchase contract adjustment payments	—	(10)	—	—	—	(10)
Stock-based compensation — 238,958 shares	—	3	—	—	10	13
Exercise of stock options — 68,151 shares	—	1	—	—	3	4

Balance at year-end 2002	$61	$368	$(136)	$2,000	$(344)	$1,949

Comprehensive income, net of tax:
Net income	—	—	—	96	—	96
Unrealized gains on securities	—	—	(5)	—	—	(5)
Minimum pension liability	—	—	(38)	—	—	(38)
Foreign currency translation adjustment	—	—	(6)	—	—	(6)
Derivative financial instruments	—	—	—	—	—	—

Comprehensive income for the year 2003						47

Dividends paid on common stock — $1.36 per share	—	—	—	(73)	—	(73)
Stock-based compensation — 526,511 shares	—	6	—	—	24	30
Exercise of stock options — 264,372 shares	—	1	—	—	12	13
Reclassification of deferred compensation	—	2	—	—	—	2

Balance at year-end 2003	$61	$377	$(185)	$2,023	$(308)	$1,968

Comprehensive income, net of tax:
Net income	—	—	—	165	—	165
Unrealized gains on securities	—	—	(5)	—	—	(5)
Minimum pension liability	—	—	(5)	—	—	(5)
Foreign currency translation adjustment	—	—	—	—	—	—
Derivative financial instruments	—	—	3	—	—	3

Comprehensive income for the year 2004						158

Dividends paid on common stock — $2.44 per share	—	—	—	(136)	—	(136)
Stock-based compensation — 316,169 shares	—	21	—	—	14	35
Exercise of stock options — 1,179,784 shares	—	9	—	—	53	62
Tax benefit from exercise of stock options	—	5	—	—	—	5

Balance at year-end 2004	$61	$412	$(192)	$2,052	$(241)	$2,092

See the notes to the consolidated financial statements.

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	Summary of Significant Accounting Policies

Basis of Presentation
      Our consolidated financial statements are our primary financial statements and include the accounts of Temple-Inland and our manufacturing and financial services subsidiaries and beginning in 2004, variable interest entities of which we are the primary beneficiary. We also present as an integral part of the consolidated financial statements, summarized financial statements of Temple-Inland and our manufacturing subsidiaries, which we refer to as the parent company summarized financial statements, and summarized financial statements of our financial services subsidiaries as well as the significant accounting policies unique to each. We do so in order to provide a clearer presentation of our different businesses and because almost all of the net assets invested in financial services are subject, in varying degrees, to regulatory rules and restrictions including restrictions on the payment of dividends to the parent company. As a result, all consolidated assets are not available to satisfy all consolidated liabilities.
      You should read our parent company summarized financial statements and financial services summarized financial statements along with these consolidated financial statements.
      We prepare our consolidated financial statements in accordance with generally accepted accounting principles, which requires us to make estimates and assumptions about future events. Actual results can, and probably will, differ from those we currently estimate. We eliminate all material intercompany accounts and transactions. We account for our investment in other entities in which we have significant influence over operations and financial policies using the equity method.
      Our fiscal year ends on the Saturday closest to December 31, which from time to time means that a fiscal year will include 53 weeks instead of 52 weeks. Fiscal year 2004, which ended on January 1, 2005, had 52 weeks. Fiscal year 2003, which ended on January 3, 2004, had 53 weeks. Fiscal year 2002, which ended on December 28, 2002, had 52 weeks. The additional week in 2003 did not have a material effect on earnings or financial position. For regulatory reasons, our financial services subsidiaries’ fiscal years end on December 31.
      We translate the balance sheets of our international operations where the functional currency is other than the U.S. dollar into U.S. dollars at year-end exchange rates. We include adjustments resulting from financial statement translation in other comprehensive income. For our other international operations where the functional currency is the U.S. dollar, we translate inventories, property, plant and equipment values at the historical rate of exchange, while we translate other assets and liabilities at year-end exchange rates. We include translation adjustments for these operations, which are not material, in earnings. We translate income and expense items into U.S. dollars at average rates of exchange prevailing during the year. We include gains and losses resulting from foreign currency transactions, which are not material, in earnings.
      We have reclassified some prior year amounts to conform to this year’s classifications.

Cash and Cash Equivalents
      Cash and cash equivalents include cash and other short-term liquid instruments with original maturities of three months or less. At year-end 2004, $1 million of cash was subject to withdrawal restrictions.

Capitalized Software
      We capitalize purchased software costs as well as the direct internal and external costs associated with software we develop for our own use. We amortize these capitalized costs using the straight-line method over estimated useful lives ranging from three to seven years. The carrying value of capitalized software was $54 million at year-end 2004 and $56 million at year-end 2003 and is included in other assets. The amortization of these capitalized costs was $23 million in 2004, $25 million in 2003, and $22 million in 2002 and is included in cost of sales and general and administrative expense.

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivatives
      We use, to a limited degree, derivative instruments to mitigate our exposure to risk associated with changes in product pricing, manufacturing costs, and interest rates related to borrowings and investments in securities, as well as mortgage origination activities. We do not enter into derivatives for trading purposes. We include in other comprehensive income changes in the fair value of derivative instruments designated as cash flow hedges until the hedged transactions are completed. At that time, we recognize these deferred gains or losses in income. We recognize the ineffective portion of these hedges, which is not material, in income. We recognize changes in the fair value of derivative instruments designated as fair value hedges in income, as well as changes in the fair value of the hedged item. We recognize changes in the fair value of derivative instruments that are not designated as hedges in other non-operating income (expense). We record derivative instruments in other assets and other liabilities.
      Derivative financial instruments are designated and documented as hedges at the inception of the contract. The effectiveness of derivative instruments is assessed and measured, using correlation ratios, at inception and on an ongoing basis. If a derivative instrument ceases to be highly effective as a hedge, we stop using hedge accounting. If the derivative instrument is terminated or settled prior to the expected maturity or realization of the underlying item, we stop using hedge accounting.

Fair Value of Financial Instruments
      In the absence of quoted market prices, we estimate the fair value of financial instruments. Our estimates are affected by the assumptions we make, including the discount rate and estimates of future cash flow. Where these fair values approximate carrying value, no separate disclosure of fair value is shown.

Goodwill
      Beginning January 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. Under this statement, amortization of goodwill and other indefinite lived intangible assets is precluded. However, at least annually these assets are measured for impairment based on estimated fair values. We perform the annual impairment measurement as of the beginning of the fourth quarter of each year or more frequently if impairment indicators exist. Intangible assets with finite useful lives are amortized over their estimated lives. The cumulative effect of adopting this statement was to reduce 2002 income by $11 million, or $0.22 per diluted share, for an $18 million goodwill impairment associated with the corrugated packaging pre-2001 acquisitions.

Impairment of Long-Lived Assets
      Beginning January 2002, we adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The effect on earnings and financial position of adopting this statement was not material.
      We review long-lived assets held for use for impairment when events or circumstances indicate that their carrying value may not be recoverable. Impairment exists if the carrying amount of the long-lived asset is not recoverable from the undiscounted cash flows expected from its use and eventual disposition. We determine the amount of the impairment loss by comparing the carrying value of the long-lived asset to its estimated fair value. We carry assets held for sale at the lower of carrying value or estimated fair value less costs to sell. In the absence of quoted market prices, we determine fair value generally based on the present value of future cash flows expected from the use and eventual disposition of the long-lived asset.

Income Taxes
      We provide deferred income taxes computed using current tax rates for temporary differences between the financial accounting carrying value of assets and liabilities and their tax accounting carrying values.

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation
      We charge the fair value of shares awarded under our restricted stock and phantom stock plans to expense over the vesting period. We determine fair value based on the market value of our common stock on the date of grant.
      Beginning January 2003, we voluntarily adopted the prospective transition method of accounting for stock-based compensation contained in SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123. The principal effect of adopting the prospective transition method is that the fair value of stock options granted in 2003 and thereafter is charged to expense over the option-vesting period. As a result of the adoption of this prospective transition method, 2003 net income was reduced by $1 million or $0.03 per share.
      Prior to 2003, we used the intrinsic value method in accounting for stock-based compensation. As a result, no stock-based compensation expense related to stock options is reflected in prior years’ net income, as all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Therefore, the cost related to stock-based compensation recognized in net income for 2004, 2003, and 2002 is less than would have been recognized if the fair value method had been applied to all stock options granted. The following table illustrates the effect on net income and earnings per share as if the fair value method had been applied to all stock options granted.

	For the Year

	2004	2003	2002

	(In millions)
Net income, as reported	$165	$96	$53
Add: Stock-based compensation expense, net of related tax effects, included in the determination of reported net income	20	21	8
Deduct: Total stock-based compensation expense, net of related tax effects, determined under the fair value based method for all awards	(27)	(31)	(16)

Pro forma net income	$158	$86	$45

Earnings per share:
Basic, as reported	$2.95	$1.77	$1.02
Basic, pro forma	$2.84	$1.59	$0.86
Diluted, as reported	$2.92	$1.77	$1.02
Diluted, pro forma	$2.81	$1.59	$0.86
      We estimated the fair value of the options granted in 2004, 2003, and 2002 using the Black-Scholes-Merton option-pricing model and the following assumptions:

	For the Year

	2004	2003	2002

Expected dividend yield	2.9%	2.5%	2.5%
Expected stock price volatility	28.8%	29.3%	29.3%
Risk-free interest rate	4.4%	3.9%	3.8%
Expected life of options	8.0 years	8.0 years	8.0 years
      The weighted average fair value of options granted was $16.68 in 2004, $12.39 in 2003, and $16.31 in 2002.
      See Pending Accounting Pronouncements below for further information about accounting for stock options beginning in 2005.

Asset Retirement Obligations
      Beginning January 2003, we adopted SFAS No. 143, Accounting for Asset Retirement Obligations. The effect of adopting this statement was to increase property, plant and equipment by $3 million, recognize an

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
asset retirement obligation liability of $4 million, and to reduce 2003 net income by $1 million or $0.01 per share for the cumulative effect of adoption.

Guarantees
      Beginning January 2003, we adopted FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34. This interpretation established standards for the recognition of a liability for the fair value of guarantor’s obligations and the disclosure of additional information about guarantees. The effect on earnings and financial position of adopting this interpretation was not material.

Liabilities and Equity Instruments
      In third quarter 2003, we adopted SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement requires classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. The effect on earnings and financial position of adopting this statement was not material. Provisions of this statement addressing the accounting for certain mandatorily redeemable non-controlling interests have been deferred indefinitely pending further FASB action. The deferred provisions would principally affect the way we account for minority interests in partnerships we control; the classification of such interests as liabilities, which we presently do; and accounting for changes in the fair value of the minority interest by a charge to earnings, which we currently do not do. While the effect of the deferred provisions would be dependent on the changes in the fair value of the partnerships’ net assets, it is possible that the future effects could be significant. Because the minority interests are not readily marketable, it is difficult to determine their fair value; however, we believe the difference between the carrying value of the minority interests and their estimated fair value was not significant at year-end 2004 or 2003.

Pensions and Other Postretirement Benefits
      In fourth quarter 2003, we adopted SFAS No. 132 (revised 2003), Employers’ Disclosure about Pensions and Other Postretirement Benefits an amendment of FASB Statements No. 87, 88 and 106. This statement revises disclosures about pension and postretirement benefit plans. It did not change the accounting for these plans. There was no effect on earnings and financial position of adopting this revised statement.

Variable Interest Entities
      In first quarter 2004, we adopted FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities and Interpretation of ARB No. 51. This interpretation provides guidance for determining whether an entity is a variable interest entity and which beneficiary of the variable interest entity, if any, should consolidate the variable interest entity. There was no significant effect on earnings or financial position of adopting this interpretation.

Pending Accounting Pronouncements
      In November and December 2004, the Financial Accounting Standards Board issued SFAS No. 151, Inventory Cost, an amendment of ARB No. 43, Chapter 4, which clarifies accounting for abnormal inventory costs and allocation of fixed production overhead costs; SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, which provides an exception for exchanges that do not have commercial substance; and, SFAS No. 123 (revised December 2004), Share Based Payment, which requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on their estimated fair value. SFAS No. 151 and No. 153 will be effective for us beginning 2006 while SFAS No. 123R will be effective for us beginning third quarter 2005.

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      We have not yet completed our analysis of these pronouncements to determine what effects, if any, their adoption will have on our earnings or financial position. However, the effects of SFAS No. 123R will be somewhat mitigated because we are already charging to expense, over their vesting period, the fair value of employee stock options granted in 2003 and 2004. Our best estimate is that the effect on earnings and earnings per share of adopting SFAS No. 123R would approximate those disclosed in Note 1 to the consolidated financial statements, Stock-Based Compensation. In addition, this statement requires that any tax benefits we realize as a result of the exercise of employee stock options be reflected as a financing cash flow instead of an operating cash flow. We recognized a $5 million tax benefit in 2004 and less than a $1 million benefit in 2003 and 2002, which are included in our operating cash flow.

Note 2 —	Capital Stock
      Pursuant to the Shareholder Rights Plan, each share of common stock outstanding is coupled with one-half of a preferred stock purchase right (Right). Each Right entitles our shareholders to purchase, under certain conditions, one one-hundredth of a share of newly issued Series A Junior Participating Preferred Stock at an exercise price of $200. Rights will be exercisable only if someone acquires beneficial ownership of 20 percent or more of our common shares or commences a tender or exchange offer, upon consummation of which they would beneficially own 25 percent or more of our common shares. We will generally be entitled to redeem the Rights at $0.01 per Right at any time until the 10th business day following public announcement that a 20 percent position has been acquired. The Rights will expire on February 20, 2009.
      In issuing the Upper DECSSM units in May 2002, we issued contracts to purchase our common stock. These purchase contracts represent an obligation to purchase, by May 2005, shares of our common stock for an aggregate purchase price of $345 million. The actual number of shares that we will issue on the stock purchase date will be determined by a settlement rate that is based on the average market price of our common stock for 20 days preceding the stock purchase date. The average price per share will not be less than $52, in which case we would issue 6.635 million shares, and will not be higher than $63.44, in which case we would issue 5.438 million shares. If a holder elects to purchase shares prior to May 2005, the number of shares that would be issued will be based on a fixed price of $63.44 per share (the settlement rate resulting in the fewest number of shares issued to the holder) regardless of the actual market price of the shares at that time. Accordingly, if we had settled the purchase contracts at year-end 2004, we would have issued 5.438 million shares of common stock and received $345 million in cash. We considered the purchase contracts to be equity instruments as they can only be settled with shares of our common stock and, therefore, they were included as a component of shareholders’ equity based on their fair value at the date issued. We do not recognize subsequent changes in fair value. At the date of issuance, the purchase contracts had no value. The purchase contracts also provide for contract adjustment payments in cash at an annual rate of 1.08 percent. At the time the Upper DECSSM were issued, we recorded a liability for the $10 million present value of the contract adjustment payments with a corresponding offset to shareholders’ equity. We recognize the accretion of this contract adjustment liability in interest expense. Accretion included in interest expense was less than $1 million in 2004, $1 million in 2003, and less than $1 million in 2002.
      See Note 6 for information about additional shares of common stock that have been or could be issued under terms of our stock-based compensation programs.

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 —	Fair Value of Financial Instruments
      Carrying value and the estimated fair value of our financial instruments are:

	At Year-End

	2004		2003

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

	(In millions)
Financial assets
Loans receivable	$9,618	$9,629	$9,026	$9,067
Securities held-to-maturity	3,864	3,865	5,267	5,305
Financial liabilities
Deposits	$8,964	$8,962	$8,698	$8,734
FHLB borrowings	4,717	4,719	4,992	5,072
Fixed-rate long-term debt	1,437	1,646	1,584	1,734
Other off-balance sheet instruments
Commitments to extend credit	$(7)	$(7)	$(6)	$(6)
      Differences between carrying value and fair value are primarily due to instruments that provide fixed interest rates or contain fixed interest rate elements. Inherently, such instruments are subject to fluctuations in fair value due to subsequent movements in interest rates. We excluded all other financial instruments from the table because they are either carried at fair value or have fair values that approximate their carrying amount due to their short-term nature. The fair value of securities held-to-maturity and off-balance-sheet instruments are based on quoted market prices. We value other financial instruments using expected cash flows, discounted using rates that represent current rates for similar instruments.
      At year-end 2004, we had guaranteed joint venture obligations principally related to fixed-rate debt instruments totaling $108 million. The estimated fair value of these guarantees is not significant.

Note 4 —	Taxes on Income
      Taxes on income from continuing operations consist of:

	For the Year

	2004	2003	2002

	(In millions)
Current tax provision:
U.S. Federal	$6	$(46)	$1
State and other	9	7	8

	15	(39)	9

Deferred tax provision:
U.S. Federal	55	(152)	32
State and other	1	(3)	1

	56	(155)	33

(Benefit) provision for income taxes	$71	$(194)	$42

Income taxes paid (refunded), net	$1	$(39)	$19

      In 2004, the Internal Revenue Service concluded its examination of our tax returns for the years 1997 through 2000, and we resolved several state income tax examinations. In 2003, the Internal Revenue Service concluded its examination of our tax returns through 1996, including matters related to net operating losses and minimum tax credit carryforwards, which resulted from certain deductions following the 1988 acquisition of Guaranty and for which no financial accounting benefit had been recognized. Also in 2003, we resolved

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
state tax refund claims for the years 1991 through 1994. As a result, valuation allowances and tax accruals previously provided for these matters were no longer required. In fourth quarter 2004 we recognized a one-time benefit of $20 million or $0.34 per diluted share, and in second quarter 2003 we recognized a one-time benefit of $165 million, or $3.04 per diluted share. Of these one-time benefits, cash refunds of previously paid taxes plus related interest was $20 million in 2004 and $26 million in 2003. The remainder was a non-cash benefit.
      The Internal Revenue Service is currently examining our consolidated tax returns for the years 2001 through 2003. We do not expect the resolution of these examinations will have a material impact on our financial position or results of operations.
      Earnings from operations consisted of:

	For the Year

	2004	2003	2002

	(In millions)
Earnings (losses):
U.S.	$224	$(95)	$101
Non-U.S.	9	(2)	6

Total	$233	$(97)	$107

      A reconciliation of the consolidated effective income tax rate to the federal statutory income tax rate follows:

	For the Year

	2004	2003	2002

Taxes (benefit) on income at statutory rate	35%	(35)%	35%
State, net of federal benefit	3	—	5
Foreign	1	3	(2)
Other	—	2	1

	39%	(30)%	39%
Resolution and settlement of prior year tax examinations	(8)	(170)	—

Effective tax rate (benefit) expense	31%	(200)%	39%

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Significant components of the deferred tax assets and liabilities are:

	At Year-End

	2004	2003

	(In
	millions)
Deferred Tax Liabilities:
Property, equipment and intangible assets	$337	$293
Timber and timberland	32	36
Asset leasing	18	23
Mortgage servicing rights	—	11
U.S. taxes on unremitted foreign earnings	10	7
Other	28	27

Total deferred tax liabilities	425	397

Deferred Tax Assets:
Alternative minimum tax credits	46	92
Foreign and state net operating loss carryforwards	43	43
Pension and postretirement benefits	158	142
Employee benefits	33	25
Allowance for loan losses and bad debts	37	43
Accruals not deductible until paid	44	51
Other	31	39

Gross deferred tax assets	392	435
Less valuation allowance	(46)	(45)

Total deferred tax assets	346	390

Net Deferred Tax Liability	$79	$7

      Our foreign and state net operating loss carryforwards will expire from 2005 through 2024. The valuation allowance is provided for these foreign and state net operating loss carryforwards. Alternative minimum tax credits may be carried forward indefinitely. We have not provided a deferred tax liability on approximately $31 million of pre-1988 tax bad debt reserves.
      Our employees exercise of their stock options generated a tax benefit for us of $5 million in 2004 and less than $1 million in 2003 and 2002. This tax benefit was added to additional paid-in capital and reduced our current taxes payable.
      As part of the American Jobs Creation Act of 2004, we may be able to repatriate a portion of our unremitted foreign earnings at a reduced tax rate. Final guidance has not been issued, and we are currently evaluating the legislation. As a result, we are not able to fully quantify the impact, but expect it will not be significant.

Note 5 —	Employee Benefit Plans
      The net periodic cost of our employee benefit plans consist of:

	For the Year

	2004	2003	2002

	(In millions)
Defined contribution	$20	$21	$19
Defined benefit	50	43	9
Postretirement medical	10	12	15

Total	$80	$76	$43

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Our defined contribution plans include a 401(k) matching plan that covers substantially all employees, which is fully funded; a retirement plan that covers substantially all financial services employees, which is fully funded; and a supplemental plan for key employees, which is unfunded.
      Our defined benefit plans cover salaried and hourly employees within the parent company and its manufacturing subsidiaries. Salaried and nonunion hourly employee benefits are based on compensation and years of service, while union hourly plans are based on negotiated benefits and years of service. Our policy is to fund these plans on an actuarial basis to accumulate assets sufficient to meet the benefits to be paid in accordance with ERISA requirements, though from time to time we may make voluntary, discretionary contributions. We also provide a supplemental defined benefit plan for key employees that provides benefits based on compensation and years of service. This supplemental defined benefit plan is unfunded.
      Our postretirement medical plan provides medical benefits to eligible salaried and hourly employees who begin drawing retirement benefits immediately after termination of employment. The postretirement medical plan is unfunded. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 was enacted in December 2003. This act expands Medicare to include, for the first time, coverage for prescription drugs. Our postretirement benefit plans provide for medical coverage, including a prescription drug subsidy, for certain participants. The effect of the act was to reduce the liability for future postretirement medical costs by $9 million and it is likely that it will reduce our 2005 postretirement medical costs by $2 million.

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      We measure the defined benefit and postretirement medical plans projected benefit obligation, value the plan assets, and determine funded status and net periodic benefit cost as of September 30 of each year. Additional information regarding the defined benefit and postretirement plans follows.
Obligations and Funded Status

	For the Year

	Pension		Postretirement
	Benefits		Benefits

	2004	2003	2004	2003

		(In millions)
Projected benefit obligation at beginning of year	$1,143	$999	$152	$154
Service cost	24	23	2	3
Interest cost	71	66	9	10
Plan amendments	—	—	—	—
Prior service costs	—	—	2	—
Medicare act	—	—	(9)	—
Actuarial (gain) loss	58	107	4	(3)
Benefits paid by the plan	(59)	(55)	(17)	(16)
Participant contributions	—	—	3	3
Special termination benefits	—	3	—	1

Projected benefit obligation at end of year	1,237	1,143	146	152

Fair value of plan assets at beginning of year	847	771	—	—
Actual return	92	129	—	—
Benefits paid by the plan	(59)	(55)	(17)	(16)
Contributions we made	2	2	14	13
Participant contributions	—	—	3	3

Fair value of plan assets at end of year	882	847	—	—

Funded status	(355)	(296)	(146)	(152)
Contributions we made after the measurement date	15	—	3	4
Unrecognized net actuarial loss	331	318	21	27
Unrecognized prior service costs	20	21	(21)	(25)

Net amount recognized in the balance sheet	$11	$43	$(143)	$(146)

      Amounts recognized in the balance sheet consist of:

	At Year-End

	Pension		Postretirement
	Benefits		Benefits

	2004	2003	2004	2003

		(In millions)
Pension liability	$(289)	$(250)	$(143)	$(146)
Intangible asset	19	21	—	—
Accumulated other comprehensive income	281	272	—	—

Net amount recognized	$11	$43	$(143)	$(146)

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The accumulated benefit obligation for all defined benefit pension plans was $1,186 million at year-end 2004 and $1,097 million at year-end 2003. Information for defined benefit plans with an accumulated benefit obligation in excess of plan assets follows:

	At Year-End

	2004	2003

	(In millions)
Projected benefit obligation	$1,237	$1,143
Accumulated benefit obligation	1,186	1,097
Fair value of plan assets	882	847
      The projected benefit obligation of the unfunded supplemental retirement plan included in the above table was $44 million at year-end 2004 and $40 million at year-end 2003 and the accumulated benefit obligation was $42 million at year-end 2004 and $37 million at year-end 2003.
Components of Net Periodic Benefit Cost

	For the Year

				Postretirement
	Pension Benefits			Benefits

	2004	2003	2002	2004	2003	2002

			(In
			millions)
Service costs — benefits earned during the period	$24	$23	$21	$2	$3	$4
Interest cost on projected benefit obligation	71	66	59	9	10	11
Expected return on plan assets	(69)	(63)	(74)	—	—	—
Amortization of prior service costs	2	2	1	(3)	(3)	(1)
Amortization of actuarial net loss	22	15	2	2	2	1

Net periodic benefit cost	$50	$43	$9	$10	$12	$15

      In 2003, we recognized an additional $3 million expense related to special termination pension benefits and $1 million related to special termination postretirement benefits from the consolidation of administrative functions and closure of facilities. We included these in other operating expense.
Additional Information

	For the Year

				Postretirement
	Pension Benefits			Benefits

	2004	2003	2002	2004	2003	2002

			(In
			millions)
Increase in minimum liability included as a pre-tax change to other comprehensive income	$9	$62	$201	$—	$—	$—
Assumptions
      The assumptions we used to determine benefit obligations at the annual measurement date of September 30 were:

	Pension		Postretirement
	Benefits		Benefits

	2004	2003	2004	2003

Discount rate	6.0%	6.375%	6.0%	6.375%
Rate of compensation increase	3.7%	3.40%	—	—

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The assumptions we used to determine net periodic benefit cost were:

				Postretirement
	Pension Benefits			Benefits

	2004	2003	2002	2004	2003	2002

Discount rate	6.375%	6.75%	7.50%	6.375%	6.75%	7.50%
Expected return on plan assets	8.50%	8.50%	9.00%	—	—	—
Rate of compensation increase	3.40%	3.50%	4.25%	—	—	—
      The expected long-term rate of return on plan assets is an assumption we make reflecting the anticipated weighted average rate of earnings on the plan assets over the long-term. To arrive at this rate, we developed estimates of the key components underlying capital asset returns including: market-based estimates of inflation, real risk-free rates of return, yield curve structure, credit risk premiums and equity risk premiums. As appropriate, these components were used to develop benchmark estimates of expected long-term rates of return for each asset class, which were portfolio weighted. To reflect the active management approach we employ, a return premium of 0.25 percent was added to the weighted average benchmark portfolio return. Our actual return on plan assets was 11.63 percent in 2004, 17.95 percent in 2003, and a loss of 7.43 percent in 2002.
      We used the 1994 Group Annuity Mortality Tables to determine benefit obligation and net periodic benefit costs in 2004 and 2003, and we used the 1983 Group Annuity Mortality Tables in 2002.
      The assumed health care costs trend rates we used to determine net periodic cost of the postretirement medical plans were:

	For the
	Year

	2004	2003

Health care trend rate assumed for the next year	10.0%	10.0%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	4.5%	4.5%
Year that the rate reaches the ultimate trend rate	2011	2008
      These assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement medical plans. For example, a one-percentage-point change in assumed health care cost trend rates would have the following effect:

	1 Percentage	1 Percentage
	Point Increase	Point Decrease

	(In millions)
Total service and interest cost components	$1	$(1)
Postretirement projected benefit obligation	$12	$(10)
Plan Assets
      The pension plan weighted-average asset allocations and the range of target allocations follows:

		Percentage
		of Plan
		Assets at
	Range of	Year-End
	Target
	Allocations	2004	2003

Asset category:
Equity securities	50-61%	61%	61%
Debt securities	30-34%	32	33
Real estate	0-5%	1	1
Other	0-5%	6	5

Total		100%	100%

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The pension investment strategies have been developed as part of a comprehensive asset/liability management process that considers the interaction between both the assets and liabilities of the plan. These strategies consider not only the expected risk and returns on plan assets, but also the detailed actuarial projections of liabilities as well as plan-level objectives such as projected contributions, expense and funded status.
      The principal pension investment strategies include asset allocation and active asset management. The range of target asset allocations have been determined after giving consideration to the expected returns of each asset class, the expected variability or volatility of the asset class returns over time, and the complementary nature or correlation of the asset classes within the portfolio. The strategy also employs an active management approach for the portfolio. Each asset class is managed by one or more external money managers with the objective of generating returns, net of management fees that exceed market-based benchmarks.
      Equity securities include 380,998 shares of Temple-Inland common stock totaling $26 million or three percent of total plan assets at year-end 2004 and $24 million or three percent of total plan assets at year-end 2003.
Cash Flows
      We expect to contribute $61 million in cash to our defined benefit plans and $15 million in cash to our postretirement medical plans in 2005. The $61 million expected to be contributed to the defined benefit plans includes $1 million needed to satisfy minimum regulatory funding requirements and $60 million of anticipated voluntary, discretionary contributions. The postretirement medical plans are not subject to minimum regulatory funding requirements. Since the postretirement plans are unfunded, the expected $15 million contribution represents the estimated health claims to be paid to plan participants in 2005.
      At year-end 2004, the plans are expected to make the following benefit payments over the next ten years:

	Pension	Postretirement
	Benefits	Benefits

	(In millions)
2005	$64	$15
2006	68	14
2007	71	12
2008	75	11
2009	78	11
2010-2014	436	55
Note 6 — Stock-Based Compensation
      We have stock-based compensation plans for key employees and directors. These plans permit stock-based compensation awards in the form of restricted or phantom shares of our common stock and nonqualified and/or incentive options to purchase shares of our common stock. In addition, we contribute treasury stock to fulfill our 401(k) matching obligation.
      Under our incentive stock plans, at year-end 2004, we had awarded 174,035 shares of restricted stock and 487,204 phantom shares. We had another 449,577 shares available for future awards of either restricted shares or phantom shares. Restricted shares, which are included in our outstanding shares, generally vest after three to six years of employment while phantom shares generally vest after three years of employment.
      Options to purchase shares of our common stock granted after 1995 have a ten-year term and become exercisable in steps generally over one to four years. Options are granted with an exercise price equal to the market value of our common stock on the date of grant.

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of stock option activity follows:

	For the Year

	2004		2003		2002

		Weighted Average		Weighted Average		Weighted Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

	(Shares in thousands)
Outstanding beginning of year	4,715	$52	4,335	$54	3,584	$53
Granted	539	60	970	44	1,009	55
Exercised	(1,217)	53	(306)	50	(76)	50
Forfeited	(124)	38	(284)	49	(182)	54

Outstanding end of year	3,913	53	4,715	52	4,335	54

Options exercisable	1,757	54	2,025	54	1,567	52

      The exercise prices for options outstanding at year-end 2004 range from $27 to $75. The weighted average remaining contractual life of these options is seven years. An additional 1,503,452 shares of our commons stock were available for grant at year-end 2004, 1,952,702 shares at year-end 2003 and 739,152 shares at year-end 2003.
Note 7 — Earnings Per Share
      We computed earnings per share using the following numerators and denominators:

	For the Year

	2004	2003	2002

	(In millions)
Numerators for basic and diluted earnings per share:
Income from continuing operations	$162	$97	$65
Discontinued operations	3	—	(1)
Effect of accounting change	—	(1)	(11)

Net income	$165	$96	$53

Denominators for earnings per share:
Weighted average shares outstanding — basic	55.7	54.2	52.4
Dilutive effect of equity purchase contracts (Note 2)	—	—	—
Dilutive effect of stock options (Note 6)	0.5	—	—

Weighted average shares outstanding — diluted	56.2	54.2	52.4

      We anticipate settling the equity purchase contracts in May 2005. At that time, we would issue common stock in exchange for $345 million in cash. The actual number of shares we issue will be based on the average market price of our stock with a floor of $52, in which case we would issue 6.6 million shares, and a ceiling of $63, in which case we would issue 5.5 million shares.

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 8 — Accumulated Other Comprehensive Income (Loss)
      The components of and changes in other comprehensive income (loss) were:

	Unrealized
	Gains (Losses)		Foreign
	on Available-	Minimum	Currency
	For-Sale	Pension	Translation	Derivative
	Securities	Liability	Adjustment	Instruments	Total

	(In millions)
Balance at year-end 2001	$17	$(5)	$(13)	$—	$(1)
Changes during the year	(1)	(201)	(8)	(6)	(216)
Deferred taxes on changes	—	78	—	3	81

Net change for 2002	(1)	(123)	(8)	(3)	(135)

Balance at year-end 2002	$16	$(128)	$(21)	$(3)	$(136)

Changes during the year	(9)	(62)	(5)	—	(76)
Deferred taxes on changes	3	24	—	—	27

Net change for 2003	(6)	(38)	(5)	—	(49)

Balance at year-end 2003	$10	$(166)	$(26)	$(3)	$(185)

Changes during the year	(8)	(9)	—	6	(11)
Deferred taxes on changes	3	4	—	(3)	4

Net change for 2004	(5)	(5)	—	3	(7)

Balance at year-end 2004	$5	$(171)	$(26)	$—	$(192)

Note 9 — Contingencies
      We have lawsuits, claims and environmental matters pending against us and our subsidiaries arising in the regular course of business. We cannot predict the outcome of individual matters; however, we believe that recoveries and claims, if any, resulting from the matters will not have a material adverse effect on our financial position, results of operations, or cash flow.
Note 10 — Segment Information
      We have three reportable segments: corrugated packaging, forest products, and financial services. Corrugated packaging manufactures containerboard and corrugated packaging. Forest products manages our timber resources and manufactures a variety of building products. Financial services operates a savings bank and an insurance agency and engages in real estate development activities.
      We evaluate performance based on operating income before unallocated expenses and income taxes. Unallocated expenses represent expenses managed on a company-wide basis and include corporate general and administrative expense; other operating and non-operating income (expense); and parent company interest expense. Other operating income (expense) includes gain or loss on sale of assets, asset impairments

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and expenses associated with consolidation initiatives and facility closures. The accounting policies of the segments are the same as those described in the accounting policy notes to the financial statements.

				Unallocated
	Corrugated	Forest	Financial	Expenses and
	Packaging	Products	Services	Eliminations		Total

	(In millions)
For the year or at year-end 2004:
Revenues from external customers	$2,736	$971	$1,043	$—		$4,750
Depreciation and amortization	159	55	31	9		254
Income (loss) before taxes	105	215	207	(294	)(a)	233
Financial services, net interest income	—	—	401	—		401
Total assets	2,434	1,008	16,450	227		20,119
Investment in equity method investees and joint ventures	13	33	63	—		109
Capital expenditures	146	47	41	30		264
Goodwill	236	—	152	—		388

For the year or at year-end 2003:
Revenues from external customers	$2,700	$801	$1,152	$—		$4,653
Depreciation and amortization	167	64	32	7		270
Income (loss) before taxes(d)	11	67	186	(361	)(b)	(97)
Financial services, net interest income	—	—	377	—		377
Total assets	2,339	1,035	17,661	296		21,331
Investment in equity method investees and joint ventures	7	30	52	—		89
Capital expenditures	96	35	33	6		170
Goodwill	237	—	147	—		384

For the year or at year-end 2002:
Revenues from external customers	$2,587	$787	$1,144	$—		$4,518
Depreciation and amortization	155	63	36	6		260
Income (loss) before taxes	78	49	171	(191	)(c)	107
Financial services, net interest income	—	—	374	—		374
Total assets	2,526	1,132	18,016	288		21,962
Investment in equity method investees and joint ventures	3	32	29	—		64
Capital expenditures	70	36	16	6		128
Goodwill	249	—	148	—		397

(a)	2004 includes other operating (income) expenses of $76 million, which consists of $23 million related to converting and production facility closures, $4 million related to losses on sales of assets, $11 million related to consolidation and supply chain initiatives, $1 million of income related to the collection of notes previously written-off, and $5 million of other, and $34 million associated with the repositioning of the mortgage origination and servicing activities. Of these amounts, $19 million applies to corrugated packaging, $12 million to forest products, $34 million to financial services and $11 million is unallocated.

(b)	2003 includes other operating (income) expenses of $138 million, which consists of $41 million related to converting and production facility closures, $46 million related to losses on sales of assets and $51 million related to consolidation and supply chain initiatives. Of these amounts, $70 million applies to corrugated packaging, $24 million to forest products, $5 million to financial services and $39 million is unallocated.

(c)	2002 includes other operating income (expenses) of $13 million, of which $7 million is related to severance and write-off of technology investments, which applies to financial services, and $6 million related to the repurchase of notes sold with recourse, which applies to corrugated packaging.

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(d)	As a result of the consolidation of our administrative functions and adoption of a shared services concept, beginning first quarter 2004, we changed the way we allocate cost to the business segments. The effect of this change was to increase segment operating income and to increase unallocated expenses by a like amount. Year 2003 amounts have been reclassified to reflect this change as follows:

	For the Year 2003

	Originally		As
	Reported	Reclassifications	Reclassified

	(In millions)
Corrugated packaging	$(14)	$25	$11
Forest products	57	10	67
Financial services	186	—	186

Segment operating income	229	35	264
Unallocated expenses	(326)	(35)	(361)

Operating income	$(97)	$—	$(97)

      It was not practical to reclassify years prior to 2003.
      Revenues and property and equipment based on the location of our operations were:

	For the Year

Geographic Information	2004	2003	2002

	(In millions)
Revenues from external customers:
United States	$4,572	$4,502	$4,363
Mexico	126	112	118
Canada	52	39	37

Total	$4,750	$4,653	$4,518

	At Year-End

	2004	2003	2002

	(In millions)
Property and Equipment:
United States	$1,810	$1,864	$2,020
Mexico	39	40	46
Canada	56	58	60

Total	$1,905	$1,962	$2,126

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 11 — Summary of Quarterly Results of Operations (Unaudited)
      Selected quarterly financial results for the years 2004 and 2003 were:

	First		Second		Third		Fourth
	Quarter		Quarter		Quarter		Quarter

	(In millions, except per share)
2004
Total revenues	$1,148		$1,218		$1,194		$1,190
Manufacturing net revenues	893		940		955		919
Manufacturing gross profit	88		128		143		111
Financial services income before taxes	53		59		16		45
Income from continuing operations	$13	(a)	$55	(b)	$40	(c)	$54	(d)
Discontinued operations	—		1		1		1
Effect of accounting change	—		—		—		—

Net income	$13		$56		$41		$55

Earnings per Share:
Basic:
Income from continuing operations	$0.24		$0.99		$0.71		$0.96
Discontinued operations	—		0.01		0.02		0.02
Effect of accounting change	—		—		—		—

Net income	$0.24		$1.00		$0.73		$0.98

Diluted:
Income from continuing operations	$0.24		$0.98		$0.71		$0.94
Discontinued operations	—		0.01		0.02		0.02
Effect of accounting change	—		—		—		—

Net income	$0.24		$0.99		$0.73		$0.96

(a)	Includes a $14 million charge associated with converting and production facility closures and a $5 million charge related to consolidation and supply chain initiatives.

(b)	Includes a $3 million charge associated with converting and production facility closures, a $1 million charge related to consolidation and supply chain initiatives, and $1 million of other.

(c)	Includes a $4 million charge associated with converting and production facility closures, a $1 million charge related to consolidation and supply chain initiatives, income of $1 million related to the collection of notes previously written-off, and a $21 million charge associated with the repositioning of the mortgage origination and servicing activities.

(d)	Includes a $6 million charge associated with converting and production facility closures, a $4 million charge related to consolidation and supply chain initiatives, $4 million of other, and a $13 million charge associated with the repositioning of the mortgage origination and servicing activities.

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First		Fourth		Second		Third
	Quarter		Quarter		Quarter		Quarter

	(In millions, except per share)
2003(a)
Total revenues	$1,135		$1,182		$1,170		$1,166
Manufacturing net revenues	847		877		878		899
Manufacturing gross profit	42		64		75		78
Financial services income before taxes	39		42		48		52

Income (loss) from continuing operations	$(17	) (b)	$155	(c)	$(3	) (d)	$(38	) (e)
Discontinued operations	—		1		—		(1)
Effect of accounting change	(1)		—		—		—

Net income (loss)	$(18)		$156		$(3)		$(39)

Earnings per Share(f):
Basic:
Income (loss) from continuing operations	$(0.31)		$2.86		$(0.06)		$(0.70)
Discontinued operations	—		0.01		—		(0.01)
Effect of accounting change	(0.01)		—		—		—

Net income (loss)	$(0.32)		$2.87		$(0.06)		$(0.71)

Diluted:
Income (loss) from continuing operations	$(0.31)		$2.86		$(0.06)		$(0.70)
Discontinued operations	—		0.01		—		(0.01)
Effect of accounting change	(0.01)		—		—		—

Net income (loss)	$(0.32)		$2.87		$(0.06)		$(0.71)

(a)	2003 includes 53 weeks.

(b)	Includes a $3 million charge associated with the consolidation and supply chain initiatives and $6 million associated with production and converting facility closures.

(c)	Includes a $23 million charge associated with the consolidation and supply chain initiatives, $1 million associated with production and converting facility closures, and before tax gain of $1 million related to other, and a one-time tax benefit of $165 million.

(d)	Includes a $13 million charge associated with the consolidation and supply chain initiatives and $3 million associated with production and converting facility closures and an $8 million charge associated with early redemption and refinancing of $150 million of 8.25% debentures.

(e)	Includes a $12 million charge associated with the consolidation and supply chain initiatives, $31 million associated with production and converting facility closures, $42 million related to the sale of non-strategic assets, and $5 million related to other.

(f)	Earnings per share per quarter does not equal earnings per share for the year due to the use of average shares outstanding to compute these amounts.
Note 12 — Subsequent Events
      On February 4, 2005, our Board of Directors increased the quarterly dividend rate to $0.45 per share from $0.36 per share; authorized the repurchase of up to six million shares of common stock; and declared a two-for-one stock split to be distributed on April 1, 2005. Per share and share data included in these financial statements have not been restated to reflect the stock split.

PARENT COMPANY (TEMPLE-INLAND INC.)
SUMMARIZED BALANCE SHEETS

	At Year-End

	2004	2003

	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$9	$20
Trade receivables, less allowances of $16 in 2004 and $14 in 2003	404	359
Inventories:
Work in process and finished goods	101	83
Raw materials and supplies	301	247

Total inventories	402	330

Prepaid expenses and other	98	69

Total current assets	913	778
Investment in Financial Services	1,121	1,123
Timber and Timberland	496	497
Property and Equipment
Land and buildings	589	600
Machinery and equipment	3,375	3,333
Construction in progress	86	59
Less allowances for depreciation	(2,312)	(2,185)

Total property and equipment	1,738	1,807
Goodwill	236	237
Assets Held for Sale	34	50
Other Assets	337	334

TOTAL ASSETS	$4,875	$4,826

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$220	$218
Accrued employee compensation and benefits	93	72
Accrued interest	24	27
Accrued property taxes	21	23
Other accrued expenses	145	141
Liabilities of discontinued operations	7	22
Current portion of long-term debt	3	4

Total current liabilities	513	507
Long-Term Debt	1,485	1,611
Deferred Income Taxes	126	25
Pension Liability	289	250
Postretirement Benefits	143	146
Other Long-Term Liabilities	227	319

Total liabilities	2,783	2,858
Shareholders’ Equity	2,092	1,968

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,875	$4,826

See the notes to the parent company summarized financial statements.

PARENT COMPANY (TEMPLE-INLAND INC.)
SUMMARIZED STATEMENTS OF INCOME

	For the Year

	2004	2003	2002

	(In millions)
NET REVENUES	$3,707	$3,501	$3,374

COSTS AND EXPENSES
Cost of sales	3,237	3,242	3,022
Selling	104	116	113
General and administrative	167	151	146
Other operating (income) expense	14	127	6

	3,522	3,636	3,287

	185	(135)	87
FINANCIAL SERVICES EARNINGS	173	181	164

OPERATING INCOME	358	46	251
Interest expense	(125)	(135)	(133)
Other non-operating income (expense)	—	(8)	(11)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	233	(97)	107
Income tax (expense) benefit	(71)	194	(42)

INCOME FROM CONTINUING OPERATIONS	162	97	65
Discontinued operations	3	—	(1)

INCOME BEFORE ACCOUNTING CHANGE	165	97	64
Effect of accounting change	—	(1)	(11)

NET INCOME	$165	$96	$53

See the notes to the parent company summarized financial statements.

PARENT COMPANY (TEMPLE-INLAND INC.)
SUMMARIZED STATEMENTS OF CASH FLOWS

	For the Year

	2004	2003	2002

	(In millions)
CASH PROVIDED BY (USED FOR) OPERATIONS
Net income	$165	$96	$53
Adjustments:
Depreciation and amortization	223	238	224
Non-cash stock based compensation	35	30	13
Non-cash pension and postretirement expense	60	55	24
Cash contribution to pension and postretirement plans	(30)	(16)	(17)
Deferred income taxes (benefit)	83	(148)	34
Net earnings of financial services	(109)	(116)	(162)
Dividends from financial services	105	166	125
Earnings of joint ventures	(28)	(6)	—
Dividends from joint ventures	20	8	11
Other non-cash charges (credits)	26	71	17
Net assets of discontinued operations	(24)	(5)	15
Cumulative effect of accounting change	—	1	11
Other	18	17	17
Changes in:
Receivables	(45)	(8)	41
Inventories	(77)	12	(2)
Prepaid expenses and other	(6)	(9)	24
Accounts payable and accrued expenses	—	30	(41)

	416	416	387

CASH PROVIDED BY (USED FOR) INVESTING
Capital expenditures	(223)	(137)	(112)
Sales of non-strategic assets and operations	66	69	39
Acquisitions, net of cash acquired, and joint ventures	(5)	(9)	(625)

	(162)	(77)	(698)

CASH PROVIDED BY (USED FOR) FINANCING
Payments of debt	(148)	(282)	(362)
Cash dividends paid to shareholders	(136)	(73)	(67)
Sale of common stock in 2002 and exercise of options	62	13	219
Sale of Upper DECSSM	—	—	345
Sale of senior notes	—	—	496
Bridge financing facility	—	—	880
Payment of bridge financing facility	—	—	(880)
Payment of assumed Gaylord bank debt	—	—	(285)
Other additions to debt	21	6	4
Payments of other long-term liabilities	(64)	—	—
Other	—	—	(25)

	(265)	(336)	325

Net increase (decrease) in cash and cash equivalents	(11)	3	14
Cash and cash equivalents at beginning of year	20	17	3

Cash and cash equivalents at end of year	$9	$20	$17

See the notes to the parent company summarized financial statements.

PARENT COMPANY (TEMPLE-INLAND INC.)
NOTES TO SUMMARIZED FINANCIAL STATEMENTS
Note A — Summary of Significant Accounting Policies

Basis of Presentation
      Our parent company summarized financial statements include the accounts of Temple-Inland and our manufacturing subsidiaries. We include our financial services subsidiaries using the equity method because almost all of the net assets invested in financial services are subject, in varying degrees, to regulatory rules and restrictions, including restrictions on the payment of dividends to the parent company. These summarized financial statements are an integral part of our consolidated financial statements, which are our primary financial statements. You should read these summarized financial statements along with our consolidated financial statements and our financial services summarized financial statements.

Inventories
      We carry inventories at the lower of cost or market. We determine cost using the last-in, first-out method for $223 million of inventories at year-end 2004 and $173 million of inventories at year-end 2003. We determine cost for the remaining inventories using principally the average cost method, which approximates the first-in, first-out method. If we had used the average cost method for all of our inventories, then inventories would have been $27 million higher at year-end 2004 and $36 million higher at year-end 2003.
      Beginning first quarter 2005, we will change our method of accounting for our corrugated packaging inventories from the LIFO method to the average cost method, which approximates FIFO. As a result of our ongoing efforts to reduce cost permanently and increase asset utilization, we believe the average cost method is preferable because it will: (i) increase the transparency of our financial reporting through a more balanced income statement and balance sheet presentation; (ii) result in the valuation of all of our inventories at current cost in our financial statements; and (iii) conform all of our inventories to a single method of accounting.
      As a result of this change, we expect that our January 2005 balance sheet will reflect an increase in inventories of $27 million, an increase in income tax liability of $11 million and an increase in retained earnings of $16 million. In addition, as required by generally accepted accounting principles, we will retrospectively apply the average cost method to our prior years’ income statements and segment operating results, the expected effect of which is summarized as follows:

	Corrugated Packaging		Income From
	Segment Operating Income		Continuing Operations		Per Diluted Share

	As	Retrospective	As	Retrospective	As	Retrospective
	Reported	Application	Reported	Application	Reported	Application

	(In millions, except per share)
Year 2004	$105	$96	$162	$157	$2.87	$2.78
Year 2003	11	18	97	102	1.78	1.87
Year 2002	78	85	65	69	1.25	1.33

Property and Equipment
      We carry property and equipment at cost less accumulated depreciation. We capitalize the cost of significant additions and improvements, and we expense the cost of repairs and maintenance. We expense incremental planned major mill maintenance costs ratably during the year. We capitalize interest costs

PARENT COMPANY (TEMPLE-INLAND INC.)
NOTES TO SUMMARIZED FINANCIAL STATEMENTS — (Continued)
incurred on major construction projects. We depreciate these assets using the straight-line method over their estimated useful lives as follows:

		Carrying
		Value
	Estimated	At Year-End
Classification	Useful Lives	2004

		(In millions)
Land		$64
Buildings	15 to 40 years	304
Machinery and equipment:
Paper machines	22 years	388
Mill equipment	5 to 25 years	85
Converting equipment	5 to 15 years	766
Other production equipment	10 to 25 years	92
Transportation equipment	3 to 15 years	5
Office and other equipment	2 to 10 years	34

		$1,738

      We included in property and equipment $125 million of assets subject to capital leases. We depreciate these assets using the straight-line method over the shorter of their lease term or their estimated useful lives.

Timber and Timberland
      We carry timber and timberland at cost, less the cost of timber cut. We capitalize the costs we pay to purchase timber and timberland, and we allocate that cost to the timber, timberland, and if applicable, to mineral rights, based on estimated relative fair values, which in the case of significant purchases, we base on third-party appraisals.
      We expense the cost of timber cut based on the relationship of the timber carrying value to the estimated volume of recoverable timber multiplied by the amount of timber cut. We include the cost of timber cut in depreciation expense. We determine the estimated volume of recoverable timber using statistical information and other data related to growth rates and yields gathered from physical observations, models, and other information gathering techniques. Changes in yields are generally due to adjustments in growth rates and similar matters and are accounted for prospectively as changes in estimates. We manage our timber assets utilizing the concepts of sustainable forestry — the replacement of timber cut through nurtured forest plantations. We capitalize costs incurred in developing viable seedling plantations (up to two years of planting), such as site preparation, seedlings, planting, fertilization, insect and wildlife control, and herbicide application. We expense all other costs, such as property taxes and costs of forest management personnel, as incurred. Once the seedling plantation is viable, we expense all costs to maintain the viable plantations, such as fertilization, herbicide application, insect and wildlife control and thinning, as incurred. We capitalize costs incurred to initially build roads as land improvements, and we expense costs to maintain these roads as incurred.
      We determine the carrying value of timberland sold using the area method, which is based on the relationship of carrying value of timberland to total acres of timberland multiplied by acres of timberland sold. We determine the carrying value of timber sold by the average cost method, which is based on the relationship of timber carrying value to the estimate of recoverable timber multiplied by the amount of timber sold.

Environmental Liabilities
      We record remediation liabilities on an undiscounted basis when environmental assessments or remediation are probable and we can reasonably estimate the cost. We adjust these liabilities as further information is obtained or circumstances change. Our legal obligations associated with the retirement of long-lived assets are

PARENT COMPANY (TEMPLE-INLAND INC.)
NOTES TO SUMMARIZED FINANCIAL STATEMENTS — (Continued)
recognized at their fair value at the time that the obligation is incurred. When we recognize the liability, we capitalize that cost as part of the related long-term asset and charge it to expense over the estimated useful life of the asset. These obligations consist principally of costs to remediate landfills we operate.
      Accrued remediation liabilities were $12 million at year-end 2004 and $16 million at year-end 2003 and are included in accrued liabilities. Landfill accruals were $12 million at year-end 2004 and $13 million at year-end 2003 and are included in other long-term liabilities.

Revenue
      We recognize product revenue upon passage of title, which occurs at the time the product is delivered to the customer, the price is fixed and determinable and we are reasonably sure of collection. Other revenue, which is not significant, is recognized when the service has been performed, the value is determinable and we are reasonably sure of collection.
      We include the amounts billed to customers for shipping in net revenues and the related costs in cost of sales.
Note B — Long-Term Debt
      Long-term debt consists of:

	At Year-End

	2004	2003

	(In millions)
Borrowings under bank credit agreements — average interest rate of 4.38% in 2004 and 2.73% in 2003	$14	$—
Accounts receivable securitization facility, due 2007 — average interest rate of 1.35% in 2004 and 1.20% in 2003	16	1
8.13% to 8.38% Notes, payable in 2006	100	100
6.42% Senior notes associated with Upper DECSSM, payable in 2007 — interest rate reset in February 2005 at 5.003%	345	345
6.75% Notes, payable in 2009	300	300
7.88% Senior notes, payable in 2012	497	497
7.25% Notes, payable in 2004	—	100
Senior subordinated and senior notes, payable 2007 through 2008 — interest rates ranging from 9.38% to 9.88%	—	44
Revenue bonds, payable 2007 through 2024 — average interest rate of 5.40% in 2004 and 3.80% in 2003	119	121
Other indebtedness due through 2011 — average interest rate of 7.12% in 2004 and 8.17% in 2003	97	107

	1,488	1,615
Less current portion of long-term debt	(3)	(4)

	$1,485	$1,611

      At year-end 2004, we had a $250 million accounts receivable securitization program that expires in May 2007. Under this program, a wholly-owned subsidiary purchases, on an on-going basis, substantially all our manufacturing trade receivables. As we need funds, the subsidiary draws under its revolving credit arrangement, pledges the trade receivables as collateral, and remits the proceeds to us. In the event of liquidation of the subsidiary, its creditors would be entitled to satisfy their claims from the subsidiary’s assets prior to distributions back to us. At year-end 2004, the subsidiary owned $367 million in net trade receivables against which it had borrowed $16 million under this securitization program. At year-end 2004, the unused capacity under this facility was $225 million. We include this subsidiary in our parent company and consolidated financial statements.
      At year-end 2004, we had $590 million in committed credit agreements. These committed agreements include a $400 million credit agreement of which $200 million expires in 2006 and $200 million in 2007. The

PARENT COMPANY (TEMPLE-INLAND INC.)
NOTES TO SUMMARIZED FINANCIAL STATEMENTS — (Continued)
remaining $190 million of credit agreements expire at varying dates in 2005 and 2006. At year-end 2004, our unused capacity under these facilities was $549 million.
      Our debt agreements, accounts receivable securitization program and credit agreements contain terms, conditions and financial covenants customary for such agreements including minimum levels of interest coverage and limitations on leverage. At year-end 2004, we had complied with the terms, conditions, and financial covenants of these agreements. At year-end 2004, property and equipment having a book value of $7 million were subject to liens in connection with $45 million of debt.
      Stated maturities of our debt during the next five years are (in millions): 2005 — $41; 2006 — $103; 2007 — $438; 2008 — $13; 2009 — $319 and thereafter — $574. We have classified $38 million of 2005 maturities as long-term based on our intent and ability to refinance them on a long-term basis.
      In May and June 2004, we redeemed all three series of the 9.38% and 9.88% senior subordinated and senior notes issued by Gaylord. The principal amount held by third parties was $44 million. We also repaid $100 million of 7.25% notes in 2004. In 2003, we redeemed $150 million of our 8.25% debentures due 2022. We expensed call premiums and wrote-off unamortized financing fees related to the early repayment of debt of $2 million in 2004, $8 million in 2003 and $11 million in 2002. We include these charges in other non-operating expense.
      We capitalized and deducted from interest expense interest incurred on major construction projects of $1 million in 2004, $1 million in 2003, and less than $1 million in 2002. We paid interest of $123 million in 2004, $144 million in 2003 and $117 million in 2002.
Note C — Joint Ventures
      Our significant joint venture investments at year-end 2004 are: Del-Tin Fiber LLC — a 50 percent owned venture that produces medium density fiberboard in El Dorado, Arkansas; Standard Gypsum LP — a 50 percent owned venture that produces gypsum wallboard at facilities in McQueeney, Texas and Cumberland City, Tennessee; and, Premier Boxboard Limited LLC — a 50 percent owned venture that produces gypsum facing paper and corrugating medium in Newport, Indiana. The joint venture partner in each of these ventures is a publicly-held company unrelated to us.
      Combined summarized financial information for these joint ventures follows:

	At Year-End

	2004	2003

	(In
	millions)
Current assets	$60	$46
Total assets	352	375
Current liabilities(a)	87	27
Long-term debt	108	205
Equity	158	143
Our investment in joint ventures:
50% share in joint ventures’ equity	$79	$72
Unamortized basis difference	(37)	(40)
Other	3	3

Investment in joint ventures	$45	$35

(a)	Includes in 2004 $56.2 million of current maturities of debt.

PARENT COMPANY (TEMPLE-INLAND INC.)
NOTES TO SUMMARIZED FINANCIAL STATEMENTS — (Continued)

	For the Year

	2004	2003	2002

	(In millions)
Net revenues	$325	$242	$207
Operating income	61	18	1
Earnings (loss)	51	7	(11)
Our equity in earnings (loss):
50% share of earnings (loss)	$26	$4	$(6)
Amortization of basis difference	2	2	6

Equity in earnings (loss) of joint ventures	$28	$6	$—

      We and our joint venture partners contribute and receive distributions equally. In 2004, we contributed $2 million to these ventures and received $20 million in distributions, and in 2003 we contributed $9 million and received $8 million in distributions.
      Our investment in these joint ventures is included in other assets, and our equity in their earnings is included in other operating (income) expense. Our investment in and our equity in their earnings differs from the 50 percent interest due to the difference between the fair value of net assets contributed to the Premier Boxboard joint venture and our carrying value of those assets. When we contributed the Newport, Indiana, corrugating medium mill and its associated debt to the Premier Boxboard joint venture in 2000, the fair value of the net assets exceeded our carrying value by $55 million. The joint venture recorded the contributed assets at fair value. We did not recognize a gain as a result of the contribution of assets, thus creating a difference in the carrying value of our investment and our underlying equity in the venture. We are amortizing this difference over the same period as the underlying mill assets are being depreciated by the joint venture to reflect depreciation of the mill as if it were consolidated by us at its historical carrying value. At year-end 2004, the unamortized basis difference was $37 million.
      We provide marketing and management services to two of these ventures. Fees for these services were $6 million in 2004, $6 million in 2003, and $5 million in 2002 and are included as a reduction of cost of sales and selling expense. We also purchase, at market rates, finished products from one of these joint ventures. These purchases aggregated $50 million in 2004, $52 million in 2003 and $56 million in 2002.
Note D — Acquisitions
      We acquired control of Gaylord and began consolidating it in our financial statements in March 2002.
      The cash purchase price we paid to acquire Gaylord was $599 million including $45 million in termination and change of control payments and $17 million in advisory and professional fees. We used the proceeds from a $900 million bridge financing facility to fund the cash purchase and to pay off the assumed bank debt of $285 million. We paid $12 million in fees to the lending institutions for this facility, which was funded from the bridge financing facility. In May 2002, we sold 4.1 million shares of common stock at $52, $345 million of Upper DECSsm units, and $500 million of 7.875% Senior Notes due 2012. Total proceeds from these offerings were $1,056 million, before expenses of $28 million. We used the net proceeds from these offerings to repay the bridge financing facility and other borrowings. As a result of the early repayment of the bridge financing facility, we wrote off $11 million of unamortized debt financing fees.
      We allocated the purchase price to the assets acquired and liabilities assumed based on our estimates of their fair values at the date of acquisition. We based the allocation of the purchase price on independent

PARENT COMPANY (TEMPLE-INLAND INC.)
NOTES TO SUMMARIZED FINANCIAL STATEMENTS — (Continued)
appraisals and other valuations that reflected our intentions. We believe that all of the goodwill is deductible for income tax purposes. Our final allocation of the purchase price was (in millions):

Assets acquired
Current assets	$190
Property and equipment	559
Assets of discontinued operations	142
Other assets	27
Goodwill	201

Total Assets	$1,119

Liabilities assumed
Current liabilities	$135
Liabilities of discontinued operations	18
Bank debt	285
Senior and subordinated notes and other secured debt	68
Other long-term liabilities	14

Total Liabilities	$520

Net assets acquired	$599

      In March 2002, we acquired a box plant in Puerto Rico for $10 million cash; in May 2002, we acquired two converting operations of Mack Packaging Group, Inc. for $24 million, including $20 million cash and $4 million related to the present value of a minimum earn-out arrangement; and in November 2002, we acquired the assets of Fibre Innovations LLC for $8 million cash. We allocated the purchase prices to the acquired assets and liabilities based on their fair values with $2 million assigned to goodwill, all of which was allocated to our corrugated packaging segment.
      Unaudited pro forma information for 2002 assuming these acquisitions and related financing transactions had occurred at the beginning of 2002 follows: parent company net revenues $3,517 million, income from continuing operations $54 million and income from continuing operations per diluted share $1.03.
      We derived this pro forma information by adjusting for the effects of the purchase price allocations and financing transactions described above and the reclassification of the discontinued operations. The pro forma information does not reflect the effects of capacity closures, cost savings or other synergies we realized. These pro forma results are not necessarily an indication of what actually would have occurred if we had completed these acquisitions at the beginning of 2002 and are not intended to be indicative of future results.
Note E — Assets Held for Sale
      Assets held for sale include assets of discontinued operations and other non-strategic assets held for sale. When we acquired Gaylord, we announced that we intended to sell several non-strategic assets and operations obtained in the acquisition including the retail bag business, the multi-wall bag business and kraft paper mill and the chemical business. We adjusted the assets and liabilities of these operations to their estimated fair values. We classified these assets and liabilities, operating results, and cash flows as discontinued operations, and we have excluded them from income from continuing operations and business segment information. We sold the retail bag business in May 2002 and the multi-wall bag business and kraft paper mill in January 2003. In 2004, we sold several non-strategic assets including certain assets used in our specialty packaging operations and our Clarion MDF facility.

PARENT COMPANY (TEMPLE-INLAND INC.)
NOTES TO SUMMARIZED FINANCIAL STATEMENTS — (Continued)
      At year-end 2004, the discontinued operations consist of Gaylord’s chemical business. We expect to dispose of the Gaylord chemical business when its class action litigation is finally resolved. The assets and liabilities of discontinued operations include:

	At Year-End

	2004	2003

	(In
	millions)
Working capital	$2	$6
Property and equipment	13	17
Other long-term obligations	—	18
      Revenues from discontinued operations were $17 million in 2004, $18 million in 2003, and $142 million in 2002. Income from discontinued operations was $3 million in 2004, break even in 2003, and a loss of $1 million in 2002. Income from discontinued operations in 2004 includes pre-tax items of: a $2 million gain from the early settlement of a note we received in the 2003 sale of the retail bag business; a $2 million charge for workers compensation liabilities related to the retail bag business; a $5 million charge to adjust the carrying value of assets to current estimates of fair value less cost to sell; and a $10 gain from the settlement of environmental and other indemnifications we provided in the 1999 sale of our bleached paperboard mill.
      The carrying value of assets held for sale was $12 million at year-end 2004 and $23 million at year-end 2003.
Note F — Other Operating (Income) Expense

	For the Year

	2004	2003	2002

	(In millions)
Expenses associated with consolidation of administrative functions	$11	$48	$—
Loss on closure of production and converting facilities and sale of non-strategic assets	27	83	—
Equity in earnings of joint ventures	(28)	(6)	—
Collection of notes that were previously written-off	(1)	—	—
Other	5	2	6

	$14	$127	$6

      In November 2002, we announced our intentions to consolidate administrative functions and implement a shared service concept and supply chain initiatives. Expenses associated with these actions consist principally of severance, most of which was paid during 2003, and professional fees. In 2004, we revised our estimate of contractual relocation expense and reduced our accrual for these expenses by $5 million.
      We continue our efforts to enhance return on investment by lowering costs, improving operating efficiencies and increasing asset utilization. As a result, we will continue to review operations that are unable to meet return objectives and determine appropriate courses of action, including consolidating and closing facilities and selling under-performing assets. In 2004, we sold our Clarion MDF facility and certain specialty converting assets and closed five converting facilities. As a result, we recognized $14 million of asset impairments and losses on sales and $13 million in severance and other costs, most of which was paid in 2004. These actions affected over 800 employees.
      In 2003, we indefinitely shutdown our Clarion MDF facility and our Mt. Jewett particleboard plant, closed or were in the process of closing three converting facilities, decided to sell certain specialty converting assets, sold a number of non-strategic assets and effected significant workforce reductions at these and other facilities. As a result, we recognized $65 million in asset impairments and losses on sales, and incurred $14 million of severance and $4 million of other costs. Of the incurred severance, $8 million was paid in 2003 and the remainder was paid in first quarter 2004. These actions affected over 300 employees.

PARENT COMPANY (TEMPLE-INLAND INC.)
NOTES TO SUMMARIZED FINANCIAL STATEMENTS — (Continued)
      In 2002, we wrote down the carrying value of promissory notes received in the 1998 sale of our Argentine box plant to $1 million, the U.S. dollar value of the notes, and we charged the difference of $6 million to other operating expense. Since then, we have recovered $4 million from the borrower including $1 million related to accounts receivable that we had previously written-off. We recognized these in other operating income. Additional recoveries, if any, will be recognized as other operating income when received in U.S. dollars. In 2002, we permanently closed the Antioch, California recycle linerboard mill obtained in the acquisition of Gaylord and we accrued $41 million for the estimated costs to be incurred in connection with this closure. We included these accruals in the allocation of the purchase price, and as a result, these estimated closure costs will not affect operating income.
      Activity within our accruals for exit costs was:

	Beginning		Cash	End of
	of Year	Additions	Payments	Year

	(In millions)
Year 2004
Involuntary employee terminations	$9	$9	$(16)	$2
Contract termination penalties	6	—	—	6
Environmental compliance	11	—	(3)	8
Demolition	11	—	(3)	8

Total	$37	$9	$(22)	$24

Year 2003
Involuntary employee terminations	$1	$17	$(9)	$9
Contract termination penalties	6	—	—	6
Environmental compliance	13	—	(2)	11
Demolition	13	—	(2)	11

Total	$33	$17	$(13)	$37

Note G — Commitments and Contingencies
      We lease timberland, manufacturing and other facilities and equipment under operating lease agreements. Future minimum rental commitments under non-cancelable operating leases having a remaining term in excess of one year, exclusive of related expenses, are (in millions): 2005 — $39; 2006 — $31; 2007  — $27; 2008 — $22; 2009 — $22 and thereafter — $153. Total rent expense was $56 million in 2004, $52 million in 2003, and $53 million in 2002.
      We also lease two production facilities under sale-lease back transactions with two municipalities. The municipalities purchased the production facilities from us in 1992 and 1995 for $188 million, our carrying value, and we leased the facilities back from the municipalities under lease agreements, which expire in 2022 and 2025. Concurrently, we purchased $188 million of interest bearing bonds issued by these municipalities. The bond terms are identical to the lease terms, are secured by payments under the capital lease obligation, and the municipalities are obligated only to the extent the underlying lease payments are made by us. The interest rate implicit in the lease is the same as the interest rate on the bonds. As a result, the present value of the capital lease obligation is $188 million, the same as the principal amount of the bonds. Because there is no legal right of offset, the bonds are included in other assets at their cost of $188 million and the $188 million present value of the sale-lease back obligations are included in other long-term liabilities. The implicit interest expense on the leases and the interest income on the bonds are included in other non-operating income (expense). There is no net effect from these transactions as we are in substance both the obligor on, and the holder of, the bonds.

PARENT COMPANY (TEMPLE-INLAND INC.)
NOTES TO SUMMARIZED FINANCIAL STATEMENTS — (Continued)
      At year-end 2004, we had unconditional purchase obligations, principally for gypsum and timber, aggregating $272 million that will be paid over the next five years.
      In connection with our joint venture operations, we have guaranteed debt service and other obligations and letters of credit aggregating $108 million at year-end 2004. Generally we would fund these guarantees for lack of specific performance by the joint ventures, such as non-payment of debt.
      The preferred stock issued by subsidiaries of Guaranty is automatically exchanged into preferred stock of Guaranty upon the occurrence of certain regulatory events or administrative actions. If such exchange occurs, certain shares are automatically surrendered to us in exchange for our senior notes and certain shares, at our option, are either exchanged for our senior notes or are purchased by us. At year-end 2004, the outstanding preferred stock issued by these subsidiaries totaled $305 million. See Note I of the financial services summarized financial statements for further information.
      None of our credit agreements or the accounts receivable securitization program are restricted as to availability based on the ratings of our long-term debt. Our long-term debt is currently rated investment grade.
      In 2002, we sold, with recourse to financial institutions, $2 million of notes receivable.
Note H — Derivative Instruments and Variable Interest Entities
      We use interest rate agreements in the normal course of business to manage and reduce the risk inherent in interest rate fluctuations by entering into contracts with major U.S. securities firms. In 2001, we designated a $50 million notional amount interest rate swap agreement as a hedge of interest cash flows anticipated from specific borrowings. Under this swap agreement, which matures in 2008, we pay a fixed interest rate of 6.55 percent and receive a floating interest rate (1.98 percent at year-end 2004). In 2004, we determined that not all of the hedged anticipated interest cash flows were probable to occur due to reductions in variable rate borrowings. As a result, we exchanged the $50 million notional amount swap agreement for two separate swap agreements with terms identical to the original swap agreement having notional amounts of $22 million, which we designated as a hedge of interest cash flows anticipated from specific borrowings, and $28 million, which we did not designate as a hedge. As a result of the termination of the hedge designation on the $28 million notional amount, we reclassified $4 million from other comprehensive income and charged interest expense. Changes in the fair value of the hedged transaction increased other comprehensive income by $1 million in 2004 and decreased other comprehensive income by $2 million in 2003. We have included the ineffective portion of the hedged amount of $1 million in 2004 in interest expense. The ineffective portion was insignificant in 2003, and there was no ineffectiveness in 2002. Changes in the fair value of the $28 million non-hedged swap were less than $1 million in 2004 and are included in other non-operating expense.
      We also use, to a limited degree, fiber-based derivative instruments to mitigate our exposure to changes in anticipated cash flows from sale of products and manufacturing costs. Our fiber-based derivative contracts have notional amounts that represent less than one percent of our annual sales of linerboard and purchases of recycled fiber. In 2004, operating income increased $1 million as a result of the linerboard and recycled fiber derivatives. There was no hedge ineffectiveness in 2004 or 2003 related to our linerboard and recycled fiber derivatives.
      At year-end 2004, the aggregate fair value of these derivative instruments was a $5 million liability, consisting of a $5 million liability related to the interest rate swap derivative and an insignificant asset related to the linerboard and recycled fiber derivatives.
      We expect an immaterial amount of unrecognized income on derivative instruments included in accumulated other comprehensive income to be reclassified as an addition to earnings in 2005 in conjunction with the hedged cash flows.

PARENT COMPANY (TEMPLE-INLAND INC.)
NOTES TO SUMMARIZED FINANCIAL STATEMENTS — (Continued)
      In 1999, we entered into an agreement to lease particleboard and medium density fiberboard facilities in Mt. Jewett, Pennsylvania. The lease is for 20 years and includes fixed price purchase options in 2014 and at the end of the lease. The option prices were intended to approximate the estimated fair values of the facilities at those dates and do not represent a guarantee of the facilities’ residual values. After exhaustive efforts, we were unable to determine whether the lease is with a variable interest entity or if there is a primary beneficiary because the unrelated third-party lessors will not provide the necessary financial information. We account for the lease as an operating lease, and at year-end 2004 our financial interest was limited to our obligation to make the remaining $179 million of contractual lease payments, $10 million per year.
Note I — Other Information
      Our allowance for doubtful accounts was $16 million at year-end 2004, $14 million at year-end 2003 and $13 million at year-end 2002. The provision for bad debts was $5 million in 2004, $6 million in 2003 and $5 million in 2002. Bad debt charge-offs, net of recoveries were $3 million in 2004, $5 million in 2003 and $4 million in 2002. The allowance for doubtful accounts associated with acquisitions was $1 million in 2002.

FINANCIAL SERVICES
SUMMARIZED BALANCE SHEETS

	At Year-End

	2004	2003

	(In millions)
ASSETS

Cash and cash equivalents	$363	$379
Loans held for sale	510	551
Loans, net of allowance for losses of $85 in 2004 and $111 in 2003	9,618	9,026
Securities available-for-sale	1,118	1,374
Securities held-to-maturity	3,864	5,267
Real estate	253	295
Premises and equipment, net	167	155
Accounts, notes and accrued interest receivable	170	138
Goodwill	152	147
Mortgage servicing rights	—	89
Other assets	235	240

TOTAL ASSETS	$16,450	$17,661

LIABILITIES
Deposits	$8,964	$8,698
Federal Home Loan Bank borrowings	4,717	4,992
Securities sold under repurchase agreements	787	1,327
Obligations to settle trade date securities	—	567
Other liabilities	350	410
Other borrowings	206	239
Preferred stock issued by subsidiaries	305	305

TOTAL LIABILITIES	15,329	16,538

SHAREHOLDER’S EQUITY	1,121	1,123

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$16,450	$17,661

See the notes to the financial services summarized financial statements.

FINANCIAL SERVICES
SUMMARIZED STATEMENTS OF INCOME

	For the Year

	2004	2003	2002

	(In millions)
Interest Income
Loans and loans held for sale	$493	$507	$574
Securities available-for-sale	57	69	105
Securities held-to-maturity	165	149	92
Other earning assets	3	3	3

Total interest income	718	728	774

Interest Expense
Deposits	142	182	239
Borrowed funds	175	169	161

Total interest expense	317	351	400

Net Interest Income	401	377	374
(Provision) credit for loan losses	12	(43)	(40)

Net Interest Income After Provision For Loan Losses	413	334	334

Noninterest Income
Loan servicing fees	31	32	42
Amortization and impairment of servicing rights	(40)	(59)	(59)
Loan origination and sale of loans	140	268	210
Real estate operations	59	55	40
Insurance commissions and fees	47	43	51
Service charges on deposits	42	35	30
Operating lease income	10	11	10
Other	36	39	46

Total noninterest income	325	424	370

Noninterest Expense
Compensation and benefits	269	326	301
Loan servicing and origination	13	15	40
Real estate operations, other than compensation	31	41	32
Insurance operations, other than compensation	6	6	7
Occupancy	31	32	33
Data processing	19	27	18
Charges related to asset impairments and severance	34	5	7
Other	162	125	102

Total noninterest expense	565	577	540

Income Before Taxes	173	181	164
Income tax (expense)	(64)	(65)	(2)

Net Income	$109	$116	$162

See the notes to financial services summarized financial statements.

FINANCIAL SERVICES
SUMMARIZED STATEMENTS OF CASH FLOWS

	For the Year

	2004	2003	2002

	(In millions)
CASH PROVIDED BY (USED FOR) OPERATIONS
Net income	$109	$116	$162
Adjustments:
Depreciation	23	24	26
Depreciation of leased assets	8	8	10
Amortization and impairment of servicing rights	40	59	59
Provision for loan losses	(12)	43	40
Amortization and accretion of financial instruments	18	23	1
Deferred income taxes	(25)	(7)	(1)
Changes in:
Loans held for sale, originations	(6,898)	(12,955)	(10,799)
Loans held for sale, sales	6,920	13,447	10,626
Collections on loans serviced for others, net	(32)	(77)	(70)
Other	(2)	(21)	(53)

	149	660	1

CASH PROVIDED BY (USED FOR) INVESTING
Purchases of securities available-for-sale	(34)	(41)	(22)
Principal payments and maturities of securities available-for-sale	285	586	761
Purchases of securities held-to-maturity	(910)	(3,278)	(3,290)
Principal payments and maturities of securities held-to-maturity	1,727	2,114	509
Loans originated or acquired, net of collections	(644)	453	67
Sale of mortgage servicing rights	14	—	36
Sales of loans	37	67	18
Acquisitions, net of cash acquired	(15)	(1)	(6)
Branch acquisitions	148	—	364
Capital expenditures	(41)	(33)	(16)
Other	79	35	10

	646	(98)	(1,569)

CASH PROVIDED BY (USED FOR) FINANCING
Net increase (decrease) in deposits	113	(500)	(277)
Purchase of deposits	—	—	104
Repurchase agreements and short-term borrowings, net	(308)	(2)	(612)
Additions to debt and long-term FHLB borrowings	354	972	2,944
Payments of debt and long-term FHLB borrowings	(866)	(919)	(613)
Dividends paid to parent company	(105)	(166)	(125)
Other	1	(6)	(2)

	(811)	(621)	1,419

Net increase (decrease) in cash and cash equivalents	(16)	(59)	(149)
Cash and cash equivalents at beginning of year	379	438	587

Cash and cash equivalents at end of year	$363	$379	$438

Interest paid	$305	$348	$378
See the notes to the financial services summarized financial statements.

FINANCIAL SERVICES
NOTES TO SUMMARIZED FINANCIAL STATEMENTS
Note A — Summary of Significant Accounting Policies

Basis of Presentation
      Our financial services summarized financial statements include the accounts of our financial services subsidiaries, which operate a savings bank, Guaranty, and engage in insurance agency and real estate activities. Guaranty is the predominant financial services subsidiary and its assets and operations, along with those of its insurance agency subsidiary, are subject, in varying degrees, to regulatory rules and restrictions, including restrictions on the payment of dividends to the parent company. These summarized financial statements are an integral part of our consolidated financial statements, which are our primary financial statements. You should read these summarized financial statements along with our consolidated financial statements and our parent company summarized financial statements.

Cash and Cash Equivalents
      Cash and cash equivalents include cash on hand and other short-term liquid instruments with original maturities of three months or less. Guaranty is required by banking regulations to hold a minimum level of cash based on the level of deposits it holds. At year-end 2004, Guaranty was required to hold $40 million in cash.

Loans Held for Sale
      Loans held for sale consist primarily of single-family residential loans collateralized by the underlying property and are intended for sale in the secondary market. We carry loans held for sale that we have designated as the hedged item under effective derivative hedges (typically forward sales of loans or securities) at cost, increased or decreased for changes in fair value after the date of hedge designation. We carry all other loans held for sale at the lower of aggregate cost or fair value. We include fair value adjustments and realized gains and losses in noninterest income.

Loans
      We carry loans at unpaid principal balances, net of deferred fees and costs and any discounts or premiums on purchased loans. We amortize deferred fees and costs, as well as any premiums and discounts, using the interest method over the remaining period to contractual maturity adjusted for anticipated or actual prepayments. We recognize any unamortized amounts if a loan is repaid or sold. We recognize interest on loans as earned. We stop accruing interest when collection of contractual principal or interest becomes doubtful or when payment has not been received for ninety days or more unless the asset is both well secured and in the process of collection. When we stop accruing interest, we reverse all uncollected interest previously recognized. Thereafter, we accrue interest income only if, and when, collections are anticipated sufficient to repay both principal and interest.

Allowance for Loan Losses
      The allowance for loan losses represents our estimate of probable loan losses as of the balance sheet date. Our periodic evaluation of the adequacy of the allowance is based on our past loan loss experience, known and inherent risks in the portfolio, adverse situations that we believe have affected the borrower’s ability to repay, the estimated value of any underlying collateral, and current economic conditions.
      The allowance for loan losses includes estimates of losses based on specific evaluations of individual loans, estimated unidentified losses on loans with risk characteristics indicating probable losses and for homogeneous pools of loans, and estimates of probable losses based on analysis of other economic and market factors.
      We estimate probable losses on specific impaired loans by comparing the carrying amount of the loan to the loan’s observable market price, estimated present value of total expected future cash flows discounted at the loan’s effective rate, or the fair value of the collateral if the loan is collateral dependent.

FINANCIAL SERVICES
NOTES TO SUMMARIZED FINANCIAL STATEMENTS — (Continued)
      We estimate unidentified probable losses for pools of loans with similar risk characteristics, such as product type, market, aging and collateral based on historic trends in delinquencies, charge-offs and recoveries, and factors relevant to collateral values. The loss rates we use in our allowances for some types of loans exceeds our historic charge-off levels because various market and industry data suggest to us that our historic charge-offs may not be representative of future losses.
      We also estimate probable losses based on our assessment of general economic conditions and specific economic factors in individual markets. We also consider other risk factors that may not be reflected in the information used to determine the other components of our allowance for loan losses, such as inherent delays in obtaining information regarding a borrower’s financial condition or changes in their unique business conditions; the subjective nature of individual loan evaluations, collateral assessments and the interpretation of economic trends, and the sensitivity of assumptions used to establish allowances for homogeneous groups of loans.
      When available information confirms that specific loans or portions thereof are uncollectible, we charge these amounts against the allowance for loan losses. The existence of some or all of the following criteria will generally confirm that a loss has been incurred: the loan is significantly delinquent and the borrower has not evidenced the ability or intent to bring the loan current; we have no recourse to the borrower, or if we do, the borrower has insufficient assets to pay the debt; or the fair value of the loan collateral is significantly below the current loan balance and there is little or no near-term prospect for improvement.

Foreclosed Assets
      We carry foreclosed assets at the lower of the related loan balance or fair value of the foreclosed asset, less estimated selling costs, at the date of the foreclosure. If the fair value is less than the loan balance at the time of foreclosure, we charge the difference to the allowance for loan losses. Subsequent to foreclosure, we evaluate properties for impairment and any impairment is expensed and we reduce the carrying value of the properties. The amount we ultimately recover from foreclosed assets may differ from our carrying value because of future market value changes or because of changes in our strategy for sale or development of the property. We include foreclosed assets in real estate.

Securities
      We determine the appropriate classification of securities at the time of purchase and confirm the designation of these securities as of each balance sheet date. We classify securities as held-to-maturity and carry them at amortized cost when we have both the intent and ability to hold the securities to maturity. Otherwise, we classify securities as available-for-sale and carry them at fair value and include any unrealized gains and losses, net of tax, in accumulated other comprehensive income until realized. We expense any unrealized losses considered other-than-temporary and reduce the carrying value of the security.
      We recognize interest on securities as earned. We adjust the cost of securities classified as held-to-maturity or available-for-sale for amortization of premiums and accretion of discounts using the interest method over the estimated lives of the securities. We recognize gains or losses on securities sold based on the specific-identification method.

Transfers and Servicing of Financial Assets
      We sell loans to secondary markets by delivering whole loans to third parties or through the delivery into a pool of mortgage loans that are being securitized into a mortgage-backed security. We recognize a gain or loss when we sell the loans through either of these methods, and we remove the loans from the balance sheet. When we sell loans, we may sell the loans and related servicing rights at the same time, or we may retain the right to service the loans and sell them later or earn fees by servicing the loans. If we retain the servicing rights, we allocate a portion of the cost of the loan to the servicing rights based on the relative fair value of the loans and the servicing rights. We do not retain any other interest in loans sold. We base the fair value of mortgage servicing rights retained on the current market value of servicing rights for other mortgage loans

FINANCIAL SERVICES
NOTES TO SUMMARIZED FINANCIAL STATEMENTS — (Continued)
being traded in the market with the same or similar characteristics such as loan type, size, escrow and geographic location. We amortize any mortgage servicing rights in proportion to, and over the period of, estimated net servicing revenues.
      At year-end 2004, we had sold substantially all of our rights to service mortgage loans for third parties. Prior to year-end 2004, we regularly reviewed our capitalized mortgage servicing rights for impairment. We stratified our mortgage servicing rights based on predominant risk characteristics such as loan type and interest rate and compared the fair value of each stratum of mortgage servicing rights to its amortized cost. If the fair value was less than the amortized cost, we recognized an impairment charge. We recognized recoveries in fair value up to the amount of the amortized costs of a stratum as an offset to any impairment charge. For our impairment reviews, we calculated the fair value of the mortgage servicing rights internally using discounted cash flow models supported by third-party valuations and, if available, quoted market prices for comparable mortgage servicing rights.

Real Estate
      Real estate consists primarily of land and commercial properties held for development and sale and investments in real estate partnerships. We assess real estate held for use, and real estate held for development and sale, for impairment when impairment indicators exist. We carry properties held for sale at the lower of cost or fair value, less cost to sell. Generally we capitalize interest costs and property taxes, as well as improvements and other development costs, during the development period. We determine the cost of land sold using the relative sales value method.

Premises and Equipment
      We carry premises and equipment at cost, less accumulated depreciation and amortization computed principally using the straight-line method over the estimated useful life of the asset.

Other Intangible Assets
      We have a trademark with a $6 million carrying value that we consider to have an indefinite life and we test it for impairment at least annually. We have $20 million of core deposit intangibles and other intangible assets at year-end 2004 and $17 million at year-end 2003 with finite lives that we amortize using the straight-line method over their estimated useful lives of five to ten years.

Securities Sold Under Repurchase Agreements
      We enter into agreements under which we sell securities subject to an obligation to repurchase the same or similar securities. Under these arrangements, we transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates us to repurchase the assets. As a result, we account for securities sold under repurchase agreements as financing arrangements and reflect the obligation to repurchase the securities as a liability while continuing to include the securities as assets.

Other Revenue Recognition
      Loan servicing fees represent compensation for loan servicing activities performed on behalf of third-party investors and are normally collected by retaining a contractual portion of the interest collected on loans serviced for those investors. We recognize loan servicing fees in income as we collect monthly principal and interest payments from mortgagors. We expense the cost of loan servicing as incurred. At year-end 2004, we had sold substantially all of our third-party mortgage servicing rights.
      Real estate revenue consists of income from commercial properties and gains on sales of real estate, primarily residential land developed for sale. We recognize income from commercial properties as earned. We recognize gains from sales of real estate when a sale is consummated, the buyer’s initial and continuing investments are adequate, any receivables are not subject to future subordination, and the usual risks and rewards of ownership have been transferred to the buyer. If we determine that the earnings process is not complete, we defer recognition of any gains until earned.
      We recognize insurance commissions and fees as earned.

FINANCIAL SERVICES
NOTES TO SUMMARIZED FINANCIAL STATEMENTS — (Continued)

Income Taxes
      We are included in the consolidated income tax return filed by the parent company and we record deferred income taxes for temporary differences.
      In 2003, the tax sharing agreement with the parent company was amended to allocate taxes as if we were filing a separate tax return. As a result, our tax expense in 2004 and 2003 approximates the statutory rate. Prior to 2003, the tax sharing agreement allocated taxes based on the consolidated taxable income of the parent company.
Note B — Acquisitions and Intangible Assets
      In first quarter 2004, we acquired an insurance agency for $15 million cash. We allocated the purchase price to the acquired assets and liabilities based on their estimated fair values with $10 million allocated to goodwill. In third quarter 2004, we acquired two bank branches and $150 million in deposits for a $5 million premium. We allocated $3 million of the purchase price to goodwill and the remainder to other intangible assets.
      In third quarter 2002, we acquired $374 million in deposits and a five-branch bank network in Northern California for a purchase price of $9 million. We allocated the purchase price to the acquired assets and liabilities based on their estimated fair values with $12 million allocated to goodwill. In February 2002, we acquired an insurance agency for $6 million cash. We allocated the purchase price to acquired assets and liabilities based on their fair values with $4 million allocated to goodwill.
      We allocated the purchase price to the assets acquired and liabilities assumed based on our estimates of their fair values at the date of the acquisitions. We included the operating results of the acquisitions in our financial statement from the acquisition dates. Unaudited pro forma results of operations, assuming the acquisitions had been effected as of the beginning of the applicable year, would not have differed materially from those reported.
      The gross amount of our amortizing intangible assets was $41 million at year-end 2004 and $34 million at year-end 2003, and the accumulated amortization was $21 million at year-end 2004 and $17 million at year-end 2003. We amortized $4 million of these intangible assets in 2004 and $4 million in 2003. We estimate amortizing these intangible assets for the next five years as follows: (in millions) 2005 — $5; 2006 — $5, 2007 — $3; 2008 — $2; and 2009 — $2.
      Additionally, in early 2005 we completed the acquisition of an insurance agency, for $18 million cash and potential earn out payments of $8 million. We do not expect this acquisition to significantly affect our financial position or results of operations.

FINANCIAL SERVICES
NOTES TO SUMMARIZED FINANCIAL STATEMENTS — (Continued)
Note C — Loans
      Loans consist of:

	At Year-End

	2004	2003

	(In millions)
Single-family mortgage	$3,560	$3,255
Single-family mortgage warehouse	580	387
Single-family construction	1,303	889
Multifamily and senior housing	1,454	1,769

Total residential	6,897	6,300
Commercial real estate	709	1,015
Commercial and business	746	585
Energy lending	717	562
Asset-based lending and leasing	428	499
Consumer and other	206	176

Total loans	9,703	9,137
Less allowance for loan losses	(85)	(111)

Loans, net	$9,618	$9,026

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
      Commercial real estate loans primarily finance the development, construction and lease of office, retail and industrial projects and are geographically diversified. Commercial and business loans finance middle-market business operations. Energy lending finances small to medium sized oil and gas producers and other participants in energy production and distribution activities. Asset-based lending and leasing primarily includes inventory and receivable-based loans and direct financing leases on equipment. Consumer and other loans are primarily composed of loans secured by second liens on single-family homes.
      At year-end 2004, we had $158 million of real estate construction loans, and $121 million of unfunded commitments, to single-asset entities that meet the definition of a variable interest entity. All of these loans are secured by financial guarantees or tri-party take out commitments from substantive third parties. We are not the primary beneficiary of any of these entities. Our loss exposure is the committed loan amount.
      In 2003, we restructured two leveraged, direct financing leases of aircraft in which we were the lessor. Due to a reduction in the lease payments, we reclassified the leases as operating leases and included the leased aircraft in other assets at their estimated fair value of $42 million. We expensed the $10 million difference between the aircrafts’ fair value and our recorded investment in the financing leases. We are depreciating the aircraft over their remaining expected useful lives of nine years.
      We had loans of $1 million at year-end 2004 and $3 million at year-end 2003 that were past due 90 days or more on which we were continuing to accrue interest. Our recorded investment in nonaccrual loans was $50 million at year-end 2004 and $65 million at year-end 2003. Nonaccrual loans at year-end 2004 included $9 million of restructured loans. Our recorded investment in impaired loans was $9 million at year-end 2004 and $10 million at year-end 2003, with a related allowance for loan losses of $3 million at year-end 2004 and

FINANCIAL SERVICES
NOTES TO SUMMARIZED FINANCIAL STATEMENTS — (Continued)
$2 million at year-end 2003, and our average recorded investment in impaired loans was $9 million in 2004 and $19 million in 2003. We did not recognize a significant amount of interest income on impaired loans in 2004, 2003, and 2002.
      Activity in the allowance for loan losses was:

	For the Year

	2004	2003	2002

	(In millions)
Balance, beginning of year	$111	$132	$139
Provision (credit) for loan losses	(12)	43	40
Charge-offs	(15)	(73)	(54)
Recoveries	8	9	7
Transfer of reserve for loan-related commitments	(7)	—	—

Balance, end of year	$85	$111	$132

      At year-end 2004, we had unfunded commitments on outstanding loans of $5 billion and commitments to originate loans of $0.9 billion. To meet the needs of our customers, we also issue standby and other letters of credit. Our credit risk in issuing letters of credit is essentially the same as that involved in extending loans to customers. We hold collateral to support letters of credit when we believe appropriate. At year-end 2004, we had issued outstanding letters of credit totaling $370 million. Of this amount, $356 million were standby letters of credit, with a weighted average term of approximately three years that represent our obligation to guarantee payment of a specified financial obligation or to make payments based on another entity’s failure to perform under an obligating agreement. The amount, if any, we will ultimately have to fund is uncertain. We recognize fees associated with letters of credit as a liability and recognize the fees as income over the period of the agreement. Fees generally approximate the initial fair value of the agreement. At year-end 2004, we did not have a significant amount of deferred fees related to these agreements.
      In 2003, we determined that certain single-family mortgage loans originated by our mortgage banking operations and sold to third-party investors likely did not satisfy our representations and warranties related to those loans. We repurchased these loans and foreclosed on the related collateral or otherwise disposed of the loans, resulting in losses of $3 million. We recorded a $3 million receivable to reflect anticipated recoveries under our fidelity bond insurance coverage and we have filed claims with the insurance carrier for these amounts. The amount we will ultimately recover under the claims is not certain.

FINANCIAL SERVICES
NOTES TO SUMMARIZED FINANCIAL STATEMENTS — (Continued)
Note D — Securities
      Amortized cost and fair values of securities consist of:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Year-End
	Cost	Gains	(Losses)	Value	Yield

	(Dollars in millions)
At year-end 2004
Available for sale
Mortgage-backed securities:
U.S. Government	$28	$1	$—	$29
U.S. Government Sponsored Enterprises	789	11	(5)	795
Private issuer pass-through securities	11	—	—	11

	828	12	(5)	835	3.99%
Corporate debt securities	2	—	—	2	5.91%
Equity securities, primarily Federal Home Loan Bank stock	281	—	—	281	1.88%

	$1,111	$12	$(5)	$1,118

Held-to-maturity
Mortgage-backed securities:
U.S. Government	$166	$—	$(1)	$165
U.S. Government Sponsored Enterprises	3,289	20	(12)	3,297
Private issuer pass-through securities	409	—	(6)	403

	$3,864	$20	$(19)	$3,865	4.12%

At year-end 2003
Available for sale
Mortgage-backed securities:
U.S. Government	$44	$1	$—	$45
U.S. Government Sponsored Enterprises	1,054	18	(4)	1,068
Private issuer pass-through securities	16	—	—	16

	1,114	19	(4)	1,129	3.98%
Corporate debt securities	3	—	—	3	5.90%
Equity securities, primarily Federal Home Loan Bank stock	242	—	—	242	2.02%

	$1,359	$19	$(4)	$1,374

Held-to-maturity
Mortgage-backed securities:
U.S. Government	$108	$—	$(1)	$107
U.S. Government Sponsored Enterprises	4,787	46	(7)	4,826
Private issuer pass-through securities	372	1	(1)	372

	$5,267	$47	$(9)	$5,305	3.95%

      Mortgage loans underlying mortgage-backed securities have adjustable interest rates and generally have contractual maturities ranging from 15 to 40 years with principal and interest installments due monthly. The actual maturities of mortgage-backed securities may differ from the contractual maturities of the underlying loans because issuers or mortgagors may have the right to call or prepay their securities or loans. The mortgage-backed securities we invest in that are not guaranteed by the U.S. Government or U.S. Government Sponsored Enterprises are senior-tranche securities considered investment grade quality by third-party rating agencies. The collateral underlying these securities is primarily single-family residential properties. At year-

FINANCIAL SERVICES
NOTES TO SUMMARIZED FINANCIAL STATEMENTS — (Continued)
end 2004, securities issued by U.S. Government Sponsored Enterprises, principally FNMA and FHLMC, had a carrying value of $4.1 billion.
      At year-end 2004, we held $190 million of securities formed by pooling loans that we previously held and we held $278 million at year-end 2003. Included in these amounts were $13 million from mortgage loans that we formed by pooling loans in 2003. There were no mortgage loans formed by pooling loans in 2004. We record these securities at the carrying value of the mortgage loans at the time of securitization.
      At year-end 2002, the carrying values of available-for-sale mortgage-backed securities, debt securities, and equity securities were $1.7 billion, $2 million, and $205 million. The carrying value of held-to-maturity mortgage-backed securities at year-end 2002 was $3.9 billion.
      Our securities with gross unrealized losses at year-end 2004, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, follow:

	Less Than
	12 Months		12 Months or More

		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	(Losses)	Value	(Losses)

	(In millions)
Available for sale
Mortgage-backed securities:
U.S. Government	$5	$—	$—	$—
U.S. Government Sponsored Enterprises	104	—	228	(5)
Private issuer pass-through securities	3	—	4	—

	$112	$—	$232	$(5)

Held-to-maturity
Mortgage-backed securities:
U.S. Government	$77	$—	$39	$(1)
U.S. Government Sponsored Enterprises	1,113	(9)	169	(3)
Private issuer pass-through securities	310	(3)	78	(3)

	$1,500	$(12)	$286	$(7)

	$1,612	$(12)	$518	$(12)

      We consider the unrealized losses temporary and have not charged them to expense because:

•	The unrealized losses are, in general, a result of changes in market interest rates. The securities are guaranteed directly or indirectly by the U.S. Government or U.S. Government Sponsored Enterprises, or are senior-tranche mortgage-backed securities considered investment grade quality by third-party rating agencies. We do not believe any of these unrealized losses are related to credit or other concerns about the collectibility of contractual amounts due.

•	The mortgage-backed securities cannot be settled in such a way that we would not recover substantially all of our recorded investment. The securities can, in general, be prepaid, but we do not have significant purchase premiums on the securities and we have no specific plans to sell these mortgage-backed securities.

FINANCIAL SERVICES
NOTES TO SUMMARIZED FINANCIAL STATEMENTS — (Continued)
Note E — Real Estate
      Real estate consists of:

	At Year-End

	2004	2003

	(In
	millions)
Real estate held for development and sale	$231	$238
Income producing properties	46	60
Foreclosed real estate	4	24

	281	322
Accumulated depreciation	(21)	(23)
Valuation allowance	(7)	(4)

Real estate, net	$253	$295

      Additionally, other assets include investments (ranging from 25 to 50 percent) in real estate partnerships that we account for on the equity method. We include our equity in income (loss) of these partnerships in real estate operations non-interest income. We provide development services for some of these partnerships. We have not recognized any significant fees for these services. Combined summarized financial information for these partnerships follows:

	At Year-End

	2004	2003

	(In
	millions)
Real estate	$319	$192
Total assets	378	207
Debt	188	104
Total liabilities	203	109
Equity	175	98
Our investment in partnerships
Our share of partnership equity	61	50
Subordinated debt	2	2

Investment in partnerships	$63	$52

	For the Year

	2004	2003	2002

	(In millions)
Revenues	$56	$40	$69
Earnings	42	15	20
Our equity in earnings	12	8	7
      In 2003, we sold real estate with a $15 million carrying value to a newly-formed partnership in exchange for $15 million cash and a 50 percent interest in the partnership. Because we have continuing involvement with the real estate, we deferred the $15 million gain on the sale and are recognizing it as the partnership sells the real estate to third parties. The deferred gain was $10 million at year-end 2004 and $12 million at year-end 2003.

FINANCIAL SERVICES
NOTES TO SUMMARIZED FINANCIAL STATEMENTS — (Continued)
Note F — Premises and Equipment
      Premises and equipment consists of:

		At Year-End
	Estimated
Classification	Useful Lives	2004	2003

		(In millions)
Land		$37	$25
Buildings	10 - 40 years	131	118
Leasehold improvements	5 - 20 years	23	24
Furniture, fixtures and equipment	3 - 10 years	98	103

		289	270
Less accumulated depreciation and amortization		(122)	(115)

		$167	$155

      We lease equipment and facilities under operating lease agreements. Our future minimum rental commitments under non-cancelable leases with a remaining term in excess of one year, net of related sublease income were (in millions): 2005 — $14; 2006 — $11; 2007 — $10; 2008 — $9; 2009 — $7; thereafter — $18. Total rent expense was $21 million in 2004, $21 million in 2003, and $21 million in 2002.
Note G — Deposits
      Deposits consist of:

	At Year-End

	2004		2003

	Average		Average
	Stated		Stated
	Rate	Amount	Rate	Amount

	(Dollars in millions)
Noninterest-bearing demand	N/A	$519	N/A	$443
Interest-bearing demand	0.98%	4,377	1.17%	4,424
Savings deposits	0.68%	241	0.68%	248
Certificates of deposit	2.56%	3,827	2.25%	3,583

		$8,964		$8,698

      Scheduled maturities of time deposits at year-end 2004 were:

	$100,000 Or	Less Than
	More	$100,000	Total

	(In millions)
3 months or less	$452	$3	$455
Over 3 through 6 months	755	3	758
Over 6 through 12 months	912	16	928
Over 12 months	1,555	131	1,686

	$3,674	$153	$3,827

      At year-end 2004, the scheduled maturities of time deposits were (in millions): 2005 — $2,141; 2006 — $1,127; 2007 — $226; 2008 — $70; 2009 — $261; thereafter — $2.

FINANCIAL SERVICES
NOTES TO SUMMARIZED FINANCIAL STATEMENTS — (Continued)
Note H — Borrowings
      Guaranty borrows under agreements with the Federal Home Loan Bank of Dallas (FHLB), and any borrowings are secured by a blanket-floating lien on certain of Guaranty’s loans and by securities Guaranty maintains on deposit at the FHLB.
      Information concerning short-term Federal Home Loan Bank borrowings and repurchase agreements follows:

	2004	2003	2002

	(Dollars in millions)
Short-term FHLB Borrowings:
At year-end:
Balance	$2,055	$1,823	$245
Weighted average interest rate	2.1%	1.0%	1.3%
For the year:
Average daily balance	$2,161	$858	$1,380
Maximum month-end balance	$2,908	$1,871	$2,405
Weighted average interest rate	1.4%	1.2%	1.8%
Long-term FHLB Borrowings:
At year-end:
Balance	$2,662	$3,169	$3,141
Weighted average interest rate	3.7%	3.6%	3.9%
Repurchase Agreements:
At year-end:
Balance	$787	$1,327	$2,907
Weighted average interest rate	2.3%	1.1%	1.4%
For the year:
Average daily balance	$1,155	$2,415	$2,071
Maximum month-end balance	$1,621	$3,060	$2,907
Weighted average interest rate	1.3%	1.2%	1.8%
      At year-end 2004, we had sold $791 million of held-to-maturity securities under repurchase agreements, with a market value of $788 million at year-end 2004.
      Borrowings of our real estate and insurance operations consist of:

	At Year-End

	2004	2003

	(In
	millions)
Senior bank credit facility — average rate of 3.94% in 2004 and 4.21% in 2003, payable in 2006	$65	$65
Subordinated debentures — average rate of 4.63% in 2004 and 4.26% in 2003, payable in 2013 through 2014	100	100
Other indebtedness due through 2014 at interest rates from 5.00% to 9.50%, secured primarily by real estate	41	74

	$206	$239

      The parent company has guaranteed $20 million of the senior bank credit facility.

FINANCIAL SERVICES
NOTES TO SUMMARIZED FINANCIAL STATEMENTS — (Continued)
      Stated maturities of borrowings are:

	Payment Due or Expiring by Year

	Total	2005	2006	2007	2008	2009	Thereafter

	(In millions)
FHLB borrowings	$4,717	$2,793	$620	$955	$250	$99	$—
Repurchase agreements	787	787	—	—	—	—	—
Other borrowings	206	7	72	4	20	3	100

Total	$5,710	$3,587	$692	$959	$270	$102	$100

Note I — Preferred Stock Issued by Subsidiaries
      Guaranty has two subsidiaries that qualify as real estate investment trusts, Guaranty Preferred Capital Corporation (GPCC) and Guaranty Preferred Capital Corporation II (GPCC II). Both are authorized to issue floating rate and fixed rate preferred stock. These preferred stocks have a liquidation preference of $1,000 per share, dividends that are non-cumulative and payable when declared, and are automatically exchanged into Guaranty preferred stock under similar terms and conditions if federal banking regulators determine that Guaranty is, or will become, undercapitalized in the near term or an administrative body takes an action that will prevent GPCC or GPCC II from paying full quarterly dividends or redeeming any preferred stock. If such an exchange occurs, the parent company must, for all affected GPCC preferred stockholders and may, at its option, for all affected GPCC II preferred stockholders, issue its senior notes in exchange for the Guaranty preferred stock in an amount equal to the liquidation preference, plus certain adjustments, of the preferred stock exchanged. If the parent company elects not to issue its senior notes to all affected GPCC II preferred stockholders, it must purchase all their exchanged Guaranty preferred stock for cash in an amount equal to the liquidation preference, plus certain adjustments. The terms and conditions of the senior notes are similar to those of the Guaranty preferred stock exchanged except that the rate on the senior notes received by the former GPCC preferred stockholders is fixed instead of floating. GPCC has issued 225,000 shares of floating rate preferred stock for $225 million cash. GPCC II issued 35,000 shares of floating rate preferred stock and 45,000 shares of 9.15 percent fixed rate preferred stock for $80 million cash. Prior to May 2007, at the option of the subsidiaries, these shares may be redeemed in whole or in part for $1,000 per share cash plus certain adjustments. Unless renegotiated, terms of the preferred stock of both subsidiaries make it likely that we will redeem the preferred stock in 2007.
      At year-end 2004, the liquidation preference of the outstanding preferred stock issued by the subsidiaries was $305 million and is included in “Preferred stock issued by subsidiaries.” Total dividends paid on this preferred stock were $12 million in 2004, $11 million in 2003 and $13 million in 2002, and are included in interest expense on borrowed funds. The weighted average dividend rate paid to GPCC preferred shareholders was 2.85 percent in 2004, 2.60 percent in 2003 and 3.27 percent in 2002. The weighted average dividend rate paid to GPCC II preferred shareholders was 3.83 percent in 2004, 3.58 percent in 2003, and 4.25 percent in 2002.
Note J — Mortgage Loan Servicing
      We sold all of our third-party mortgage servicing rights in December 2004 and recognized a loss of $11 million, which is included in charges related to asset impairments and severance in non-interest expense. We serviced mortgage loans for third parties of approximately $8.1 billion as of year-end 2003 and $8.3 billion as of year-end 2002.

FINANCIAL SERVICES
NOTES TO SUMMARIZED FINANCIAL STATEMENTS — (Continued)
      Capitalized mortgage servicing rights, net of accumulated amortization, were:

	For the Year

	2004	2003	2002

	(In millions)
Balance, beginning of year	$100	$120	$162
Additions	19	44	43
Amortization expense	(28)	(63)	(50)
Sales	(91)	(1)	(35)

	—	100	120
Valuation allowance	—	(11)	(15)

Balance, end of year	$—	$89	$105

      Under various mortgage loan seller-servicer agreements, Guaranty must meet certain minimum net worth requirements, in general requiring Guaranty’s subsidiary holding the seller-servicer agreement to have approximately $4 million in tangible equity. At year-end 2004, Guaranty and its subsidiary met or exceeded these requirements.
Note K — Derivative Instruments
      We enter into interest rate lock commitments with mortgage borrowers for loans we intend to sell and loans we intend to keep. We record interest rate lock commitments for loans we intend to sell as derivatives at fair value in the balance sheet, with changes in fair value included in loan origination and sale of loans income. At inception, we value these interest rate lock commitments at zero. Subsequent value estimates are made using quoted market prices for equivalent rate loans, adjusted for the percentage likelihood the interest rate lock commitment will ultimately become a funded mortgage loan. We also enter into forward commitments to sell loans and mortgage backed securities to hedge the value of the interest rate lock commitments and loans held for sale. We typically designate forward sale commitments that hedge mortgage loans held for sale as fair-value hedges if we can demonstrate the sale commitment is highly effective at offsetting changes in value of the mortgage loans. Hedge ineffectiveness was not significant in 2004, 2003, and 2002. At year-end 2004, we had commitments to originate or purchase mortgage loans totaling $290 million and commitments to sell mortgage loans totaling $456 million.
Note L — Noninterest Expense
      Changes related to asset impairments and severance included in noninterest expense consist of:

	For the Year

	2004	2003	2002

	(In millions)
Severance	$9	$4	$3
Loss on closure of origination facilities	11	—	—
Loss on sale of mortgage servicing rights	11	—	—
Other	3	1	4

	$34	$5	$7

      In third quarter 2004, we announced our intentions to reposition our mortgage origination activities and sell our third-party mortgage servicing portfolio to reduce costs and our exposure to changing market conditions, including a slow-down in refinancing activity. While we will still originate mortgage loans for our own portfolio and, to a lesser extent, for sale to others, we intend to limit our product offerings and reposition

FINANCIAL SERVICES
NOTES TO SUMMARIZED FINANCIAL STATEMENTS — (Continued)
our retail origination activities. We will continue to originate loans through brokers and correspondent networks and in certain retail channels, including the retail branches of Guaranty. At year-end 2004, we had substantially completed the repositioning of the mortgage origination activities and had sold our third-party mortgage servicing portfolio. At year-end 2004, we had closed or sold 145 mortgage origination outlets and terminated over 1,300 employees.
      A summary of the activity within our accruals for exit costs follows:

	Beginning		Cash	End of
	of Year	Additions	Payments	Year

	(In millions)
Year 2004
Involuntary employee terminations	$—	$9	$(6)	$3
Contract termination penalties	—	2	—	2
Other	—	8	(2)	6

Total	$—	$19	$(8)	$11

      Other expense included in noninterest expense consists of:

	For the Year

	2004	2003	2002

	(In millions)
Furniture, fixtures and equipment	$22	$22	$16
Leased equipment depreciation	8	8	10
Advertising and promotional	22	19	12
Travel and other employee	11	13	11
Professional services	21	14	10
Other	78	49	43

Other noninterest expense	$162	$125	$102

Note M — Capital Adequacy and Other Regulatory Matters
      Guaranty and its subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. The payment of dividends to the parent company from Guaranty is subject to proper regulatory notification or approval.
      Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Guaranty must meet specific capital guidelines that involve quantitative measures of Guaranty’s assets, liabilities and certain off-balance-sheet items such as unfunded loan commitments, as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. At year-end 2004, Guaranty met or exceeded all of its capital adequacy requirements.

FINANCIAL SERVICES
NOTES TO SUMMARIZED FINANCIAL STATEMENTS — (Continued)
      At year-end 2004, the most recent notification from regulators categorized Guaranty as “well capitalized.” The following table sets forth Guaranty’s actual capital amounts and ratios along with the minimum capital amounts and ratios Guaranty must maintain to meet capital adequacy requirements and to be categorized as “well capitalized.”

			For Capital		For Categorization
			Adequacy		As “Well
	Actual		Requirements		Capitalized”

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in millions)
At year-end 2004:
Total Risk-Based Ratio (Risk-based capital/ Total risk-weighted assets)	$1,219	10.83%	≥$901	≥8.00%	≥$1,126	≥10.00%
Tier 1 (Core) Risk-Based Ratio (Core capital/ Total risk-weighted assets)	$1,096	9.74%	≥$450	≥4.00%	≥$675	≥6.00%
Tier 1 (Core) Leverage Ratio (Core capital/ Adjusted tangible assets)	$1,096	6.89%	≥$636	≥4.00%	≥$795	≥5.00%
Tangible Ratio (Tangible equity/ Tangible assets)	$1,096	6.89%	≥$318	≥2.00%	N/A	N/A
At year-end 2003:
Total Risk-Based Ratio (Risk-based capital/ Total risk-weighted assets)	$1,225	11.13%	≥$881	≥8.00%	≥$1,101	≥10.00%
Tier 1 (Core) Risk-Based Ratio (Core capital/ Total risk-weighted assets)	$1,078	9.80%	≥$440	≥4.00%	≥$660	≥6.00%
Tier 1 (Core) Leverage Ratio (Core capital/ Adjusted tangible assets)	$1,078	6.31%	≥$683	≥4.00%	≥$854	≥5.00%
Tangible Ratio (Tangible equity/ Tangible assets)	$1,078	6.31%	≥$342	≥2.00%	N/A	N/A
      As previously disclosed, an internal investigation revealed that Guaranty’s mortgage origination operation failed to file certain statutory reports on a timely basis and may have violated applicable laws and regulations. We reported our findings and corrective actions to the Office of Thrift Supervision (OTS). After the OTS reviewed the findings and corrective actions and conducted its own examination, it and Guaranty entered into a Stipulation and Consent to the Issuance of an Order to Cease and Desist for Affirmative Relief (Consent Order). Guaranty agreed to the issuance of the Consent Order, without admitting or denying any wrongdoing or relevant findings, in the interest of addressing the matters subject to the review and avoiding the cost and disruptions associated with possible administrative or judicial proceedings regarding those matters. Under the Consent Order, Guaranty agreed, among other things, to take certain actions primarily related to its repositioned mortgage origination activities, including strengthening its regulatory compliance controls and management, enhancing its suspicious activity reporting and regulatory training programs, and implementing improved risk assessment and loan application register programs. No financial penalties were included in the Consent Order.

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
      (b) Changes in internal control over financial reporting
      During the fourth quarter of our fiscal year, there was no change to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control over Financial Reporting
      The management of Temple-Inland is responsible for establishing and maintaining adequate internal control over financial reporting. We have designed our internal control over financial reporting to provide reasonable assurance that our published financial statements are fairly presented, in all material respects, in conformity with generally accepted accounting principles.
      Our management is required by paragraph (c) of Rule 13a-15 of the Securities Exchange Act of 1934, as amended, to assess the effectiveness of our internal control over financial reporting as of the end of each fiscal year. In making this assessment, our management used the Internal Control — Integrated Framework issued in July 1994 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
      Our management conducted the required assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year. Based upon this assessment, our management believes that our internal control over financial reporting is effective as of year-end 2004.
      Ernst & Young LLP, an independent registered public accounting firm, has audited our financial statements included in this Form 10-K and they have issued an attestation report on our management’s assessment of internal control over financial reporting. Their attestation report follows this report of management.
Attestation Report of the Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Temple-Inland Inc.:
      We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Temple-Inland Inc. maintained effective internal control over financial reporting as of January 1, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Temple-Inland Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Temple-Inland Inc. maintained effective internal control over financial reporting as of January 1, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Temple-Inland Inc. maintained, in all material respects, effective internal control over financial reporting as of January 1, 2005, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Temple-Inland Inc. and subsidiaries as of January 1, 2005 and January 3, 2004 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended January  1, 2005 and our report dated March 8, 2005 expressed an unqualified opinion thereon.
Ernst & Young LLP
Austin, Texas
March 8, 2005

Item 9B.	Other Information
      The following disclosures would otherwise have been filed on Form 8-K under the heading “Item 1.01. Entry Into a Material Definitive Agreement”:

2005 Base Salaries
      At its February 4, 2005 meeting, the Management Development and Executive Compensation Committee of our Board of Directors (the “Compensation Committee”) increased the salaries of the “named executive officers” to be listed in our 2005 proxy statement by the amounts indicated:

			Salary
		Salary	Increased
Officer	Title	Increase	to:

Kenneth M. Jastrow, II	Chairman and CEO	$25,000	$925,000
M. Richard Warner	President	—	—
Jack C. Sweeny	Group Vice President, Forests	$25,000	$375,000
Kenneth R. Dubuque	Group Vice President, Financial Services	$25,000	$425,000
Randall D. Levy	Chief Financial Officer	—	—

2004 Bonuses
      At its February 4, 2005 meeting, the Compensation Committee approved bonus payments to the named executive officers in the following amounts for the 2004 fiscal year based on return on investment criteria established in February 2004:

Officer	Title	2004 Bonus

Kenneth M. Jastrow, II	Chairman and CEO	$800,000*
M. Richard Warner	President	$400,000
Jack C. Sweeny	Group Vice President, Forests	$475,000
Kenneth R. Dubuque	Group Vice President, Financial Services	$550,000*
Randall D. Levy	Chief Financial Officer	$275,000

*	100% of their bonuses was deferred under the Company’s phantom stock plan and will be paid in stock at retirement.

2005 Bonus Formulas
      At its February 4, 2005 meeting, the Compensation Committee approved bonus formulas for our executive officers. The Compensation Committee determined that the criteria for payment under the guidelines is return on investment of the operating group for executives who manage those groups and consolidated return on investment of Temple-Inland for other executive officers. The potential payout is a percentage of base salary depending upon the executive’s individual performance, the executive’s level of responsibility, the size and complexity of the operation for which the executive is responsible, and the competitive practices in the marketplace for positions similar to the executive’s position. The target bonuses for non-named executive officers range from 50% to 200% of base salary. The 2005 target maximum bonus as a percentage of base salary for each of the named executive officers except Mr. Jastrow is 200%. If the return on investment is less than the maximum amount, the bonus payout will be reduced on a predetermined scale by an amount ranging from the target percentage to 0%. However, these formulas are guidelines and the Compensation Committee retains complete discretion in the awarding of any bonuses
      Mr. Jastrow is eligible for a 2005 bonus if we meet the return on investment criteria established by the Compensation Committee. The maximum amount of his bonus is 300% of his annual salary, which was converted to 36,423 phantom stock units based on the fair market value of our stock on February 4, 2005 of $74.13 (the average of the high and low sales prices on the New York Stock Exchange on such date). On February 3, 2006, if the return on investment is less than the maximum amount, the bonus will be reduced based on a predetermined scale by an amount ranging from the target percentage to 0%. The number of phantom units will be paid to Mr. Jastrow in cash based on the fair market value of our stock (using the average of the high and low sales prices on the New York Stock Exchange) on February 3, 2006.
      The bonus formulas also contemplate the possibility of the payment of additional discretionary incentives, but only if that individual’s performance merits consideration of such additional incentives. The Committee also retains discretion to pay less than the amount indicated by the bonus formulas. Any incentive payments under the bonus formulas for the fiscal year 2005 will be paid in the first quarter of 2006.

Director Compensation
      At its February 4, 2005 meeting, the Nominating and Governance Committee approved two changes in director compensation. Beginning in 2005, each member of the Audit Committee will receive an additional annual retainer of $5,000 in recognition of the increased workload generated by service on this committee. Directors previously received a $40,000 phantom share grant annually. Beginning in 2005, each director will receive an annual grant of 1,000 shares of phantom stock in lieu of the $40,000 phantom share grant but otherwise on the same terms.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      Set forth below is certain information about the members of our Board of Directors:

		Year First
		Elected to
Name	Age	the Board	Principal Occupation

Kenneth M. Jastrow, II	57	1998	Chairman and Chief Executive Officer of Temple-Inland Inc.
Afsaneh M. Beschloss	49	2002	President and Chief Executive Officer of The Rock Creek Group
Dr. Donald M. Carlton	67	2003	Former President and Chief Executive Officer of Radian International LLC
Cassandra C. Carr	60	2004	Senior Advisor, Public Strategies, Inc.
E. Linn Draper, Jr.	63	2004	Former Chairman, President and Chief Executive Officer of American Electric Power Company, Inc.
James T. Hackett	51	2000	President and Chief Executive Officer of Anadarko Petroleum Corporation
Jeffrey M. Heller	65	2004	President and Chief Operating Officer of Electronic Data Systems, Inc.
James A. Johnson	61	2000	Vice Chairman of Perseus LLC
W. Allen Reed	57	2000	President and Chief Executive Officer of General Motors Asset Management Corporation
Arthur Temple III	63	1983	Chairman of the Board of First Bank & Trust, East Texas and the T.L.L. Temple Foundation
Larry E. Temple	69	1991	Attorney-at-law
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

Item 11.	Executive Compensation
      The information required by this item is incorporated by reference from our Definitive Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance Under Equity Compensation Plans
      The following table sets forth information as of the fiscal year ended January 1, 2005, with respect to compensation plans under which our Common Stock may be issued:

Number of Securities
Remaining Available
for Future Issuance
	Number of Securities	Weighted-Average	Under Equity
	to be Issued Upon	Exercise Price of	Compensation Plans
	Exercise of Outstanding	Outstanding Options,	(Excluding Securities
	Options, Warrants and	Warrants and	Reflected in Column(a))
Plan Category	Rights(a)	Rights(b)	(c)(1)

Equity compensation plans approved by security holders	4,400,221*	$53.39	1,953,029
Equity compensation plans not approved by security holders	None	None	None
Total	4,400,221*	$53.39	1,953,029
      Beginning January 2003, we voluntarily adopted the prospective transition method of accounting for stock-based compensation contained in Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123. The principal effect of adopting the prospective transition method is that the fair value of stock options granted in 2003 and thereafter is charged to expense over the vesting period.
      In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised December 2004), Share based payment, which requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on their estimated fair value. SFAS No. 123R is effective beginning third quarter 2005. The effects of SFAS No. 123R on our earnings or financial position will be somewhat mitigated because we are already charging to expense, over the vesting period, the fair value of employee stock options granted in 2003 and 2004.
      The remaining information required by this item is incorporated by reference from our Definitive Proxy Statement.

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
      2. Financial Statement Schedule
      All schedules are omitted as the required information is either inapplicable or the information is presented in our consolidated financial statements and notes thereto in Item 8 above.

      3. Exhibits

Exhibit
Number			Exhibit

3.01		—	Certificate of Incorporation of the Company(1), as amended effective May 4, 1987(2), as amended effective May 4, 1990(3)
3.02		—	By-laws of the Company as amended and restated May 2, 2002 (12)
4.01		—	Form of Specimen Common Stock Certificate of the Company(4)
4.02		—	Indenture dated as of September 1, 1986, between the Registrant and Chemical Bank, as Trustee(5), as amended by First Supplemental Indenture dated as of April 15, 1988, as amended by Second Supplemental Indenture dated as of December 27, 1990(8), and as amended by Third Supplemental Indenture dated as of May 9, 1991(9)
4.03		—	Form of Fixed-rate Medium Term Note, Series D, of the Company(10)
4.04		—	Form of Floating-rate Medium Term Note, Series D, of the Company(10)
4.05		—	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, dated February 16, 1989(6)
4.06		—	Rights Agreement, dated February 20, 1999, between the Company and Equiserve Trust Company, N.A. (f/k/a First Chicago Trust Company of New York), as Rights Agent(7)
4.07		—	Form of Fixed-rate Medium Term Note, Series F, of the Company(14)
4.08		—	Form of Floating-rate Medium Term Note, Series F, of the Company(14)
4.09		—	Form of 7.50% Upper DECSSM of the Company(20)
4.10		—	Form of 6.42% Senior Note due 2007 of the Company(20)
4.11		—	Form of 7.875% Senior Notes due 2012 of the Company(21)
10	.01*	—	Temple-Inland Inc. 1993 Stock Option Plan(11)
10	.02*	—	Temple-Inland Inc. 1997 Stock Option Plan(13), as amended May 7, 1999(15)
10	.03*	—	Temple-Inland Inc. 1997 Restricted Stock Plan(13)
10	.04*	—	Employment Agreement and Change in Control Agreement dated June 1, 2003, between the Company and J. Patrick Maley III(22)
10	.05*	—	Change in Control Agreement dated October 2, 2000, between the Company and Kenneth M. Jastrow, II(17), as amended on February 11, 2005(26)
10	.06*	—	Change in Control Agreement dated October 2, 2000, between the Company and Bart J. Doney(17)
10	.07*	—	Change in Control Agreement dated October 2, 2000, between the Company and Kenneth R. Dubuque(17)
10	.08*	—	Change in Control Agreement dated October 2, 2000, between the Company and Jack C. Sweeny(17)
10	.09*	—	Change in Control Agreement dated October 2, 2000, between the Company and M. Richard Warner(17)
10	.10*	—	Change in Control Agreement dated October 2, 2000, between the Company and Randall D. Levy(17)
10	.11*	—	Change in Control Agreement dated October 2, 2000, between the Company and Louis R. Brill(17)
10	.12*	—	Change in Control Agreement dated October 2, 2000, between the Company and Scott Smith(17)
10	.13*	—	Change in Control Agreement dated October 2, 2000, between the Company and Doyle R. Simons(17)
10	.14*	—	Change in Control Agreement dated October 2, 2000, between the Company and David W. Turpin(17)
10	.15*	—	Change in Control Agreement dated October 2, 2000, between the Company and Leslie K. O’Neal(17)
10	.16*	—	Temple-Inland Inc. 2001 Stock Incentive Plan(16)
10	.17*	—	Temple-Inland Inc. Stock Deferral and Payment Plan (as amended and restated effective February 2, 2001(16)

Exhibit
Number			Exhibit

10	.18*	—	Temple-Inland Inc. Directors’ Fee Deferral Plan(16)
10	.19*	—	Temple-Inland Inc. Supplemental Executive Retirement Plan(18)
10.20		—	Agreement and Plan of Merger, dated January 21, 2002, among the Company, Temple-Inland Acquisition Corporation, and Gaylord Container Corporation(19)
10	.21*	—	Change in Control Agreement dated November 1, 2002, between the Company and J. Bradley Johnston(23)
10	.22*	—	Temple-Inland Inc. 2003 Stock Incentive Plan(24)
10	.23*	—	Form of Nonqualified Stock Option Agreement issued pursuant to the Temple-Inland Inc. 2003 Stock Incentive Plan(25)
10	.24*	—	Form of Performance Stock Units Agreement issued pursuant to the Temple-Inland Inc. 2003 Stock Incentive Plan(25)
10	.25*	—	Form of Restricted Stock Unit Agreement issued pursuant to the Temple-Inland Inc. 2003 Stock Incentive Plan(25)
10	.26*	—	Form of Nonqualified Stock Option Agreement for Non-Employee Directors issued pursuant to the Temple-Inland Inc. 2003 Stock Incentive Plan(25)
10	.27*	—	Employment Agreement between the company and Kenneth M. Jastrow, II, dated February 11, 2005(26)
21		—	Subsidiaries of the Company(27)
23		—	Consent of Ernst & Young LLP(27)
31.1		—	Certification of Chief Executive Officer pursuant to Exchange Act rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(27)
31.2		—	Certification of Chief Financial Officer pursuant to Exchange Act rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(27)
32.1		—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(27)
32.2		—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(27)

*	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to Registration Statement No. 2-87570 on Form S-1 filed by the Company with the Commission.

(2)	Incorporated by reference to Post-effective Amendment No. 2 to Registration Statement No. 2-88202 on Form S-8 filed by the Company with the Commission.

(3)	Incorporated by reference to Post-Effective Amendment No. 1 to Registration Statement No. 33-25650 on Form S-8 filed by the Company with the Commission.

(4)	Incorporated by reference to Registration Statement No. 33-27286 on Form S-8 filed by the Company with the Commission.

(5)	Incorporated by reference to Registration Statement No. 33-8362 on Form S-1 filed by the Company with the Commission.

(6)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 1988.

(7)	Incorporated by reference to the Company’s Registration Statement on Form 8A filed with the Commission on February 19, 1999.

(8)	Incorporated by reference to the Company’s Form 8-K filed with the Commission on December 27, 1990.

(9)	Incorporated by reference to Registration Statement No. 33-40003 on Form S-3 filed by the Company with the Commission.

(10)	Incorporated by reference to Registration Statement No. 33-43978 on Form S-3 filed by the Company with the Commission.

(11)	Incorporated by reference to the Company’s Definitive Proxy Statement in connection with the Annual Meeting of Shareholders held May 6, 1994, and filed with the Commission on March 21, 1994.

(12)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended September 28, 2002.

(13)	Incorporated by reference to the Company’s Definitive Proxy Statement in connection with the Annual Meeting of Shareholders held May 2, 1997, and filed with the Commission on March 17, 1997.

(14)	Incorporated by reference to the Company’s Form 8-K filed with the Commission on June 2, 1998.

(15)	Incorporated by reference to the Company’s Definitive Proxy Statement in connection with the Annual Meeting of Shareholders held May 7, 1999, and filed with the Commission on March 26, 1999

(16)	Incorporated by reference to the Company’s Definitive Proxy Statement in connection with the Annual Meeting of Shareholders held May 4, 2001, and filed with the Commission on March 23, 2001

(17)	Incorporated by reference to the Company’s Form 10-K for the year ended December 30, 2000.

(18)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2001.

(19)	Incorporated by reference to the Schedule TO filed by the Company on January 22, 2002, in connection with the proposed acquisition of Gaylord Container Corporation.

(20)	Incorporated by reference to exhibit 4.2 to the Company’s Form 8-K filed with the Commission on May 3, 2002.

(21)	Incorporated by reference to exhibit 4.1 to the Company’s Form 8-K filed with the Commission on May 3, 2002.

(22)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended September 28, 2003.

(23)	Incorporated by reference to the Company’s Form 10-K for the year ended December 28, 2002.

(24)	Incorporated by reference to Appendix A of the Company’s Proxy Statement dated March 31, 2003, and prepared in connection with the annual meeting of stockholders held May 2, 2003.

(25)	Incorporated by reference to the Company’s Form 10-K for the year ended January 3, 2004.

(26)	Incorporated by reference to the Company’s Current Report on Form 8-K dated February 11, 2005.

(27)	Filed herewith.
      (b) Reports on Form 8-K.
      We filed the following Current Reports on Form 8-K during the fourth quarter of the fiscal year ended January 1, 2005:

1. Current Report on Form 8-K dated October 5, 2004 reporting under Item 7.01 charges from repositioning our mortgage activities.

2. Current Report on Form 8-K dated October 25, 2004 reporting under Item 2.02 the Company’s earnings for the quarter ended October 2, 2004.

3. Current Report on Form 8-K dated October 26, 2004 reporting under Item 7.01 the presentation materials of our CEO used in a conference call to discuss earnings for the quarter ended October 2, 2004.

4. Current Report on Form 8-K dated November 5, 2004 reporting under Item 8.01 a special dividend in the amount of $1.00 per share paid on December 15, 2004.

5. Current Report on Form 8-K dated November 8, 2004 reporting under Item 8.01 that J. Patrick Maley III was named Executive Vice President, Paper.

6. Current Report on Form 8-K dated December 22, 2004 reporting under Item 7.01 that Guaranty Bank and entered into a Consent Order with the OTS.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Temple-Inland Inc.
(Registrant)

By:	/s/ Kenneth M. Jastrow, II

Kenneth M. Jastrow, II
Chairman of the Board and
Chief Executive Officer
Date: March 9, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Kenneth M. Jastrow, II Kenneth M. Jastrow, II	Director, Chairman of the Board, and Chief Executive Officer	March 9, 2005

/s/ Randall D. Levy Randall D. Levy	Chief Financial Officer	March 9, 2005

/s/ Louis R. Brill Louis R. Brill	Vice President and Chief Accounting Officer	March 9, 2005

/s/ Afsaneh M. Beschloss Afsaneh M. Beschloss	Director	March 9, 2005

/s/ Donald M. Carlton Donald M. Carlton	Director	March 9, 2005

/s/ Cassandra C. Carr Cassandra C. Carr	Director	March 9, 2005

/s/ E. Linn Draper, Jr. E. Linn Draper, Jr.	Director	March 9, 2005

/s/ James T. Hackett James T. Hackett	Director	March 9, 2005

/s/ Jeffrey M. Heller Jeffrey M. Heller	Director	March 9, 2005

/s/ James A. Johnson James A. Johnson	Director	March 9, 2005

/s/ W. Allen Reed W. Allen Reed	Director	March 9, 2005

/s/ Arthur Temple III Arthur Temple III	Director	March 9, 2005

/s/ Larry E. Temple Larry E. Temple	Director	March 9, 2005

Index to Exhibits

Exhibit		Description	Page
21	—	Subsidiaries of the Company

23	—	Consent of Ernst & Young LLP

31.1	—	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	—	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Note: The Index to Exhibits lists only the Exhibits filed with this Annual Report on Form 10-K. For a complete list of Exhibits, including Exhibits incorporated by reference, please see Item 15.