Form 10-Q
period 2005-04-02
TEMPLE INLAND INC
filed 2005-05-10
CIK 731939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended April 2, 2005
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From to

Commission File Number: 001-08634

Temple-Inland Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-1903917 (I.R.S. Employer Identification Number)

1300 MoPac Expressway South, Austin, Texas 78746
(Address of Principal Executive Offices, including Zip code)

(512) 434-5800
(Registrant’s telephone number, including area code)

Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☑ Yes ☐ No

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of common shares outstanding as of April 2, 2005

Common Stock (par value $1.00 per share)	111,922,484

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Temple-Inland Inc. and Subsidiaries
Consolidated Balance Sheet
Consolidated Statements of Income
Consolidated Statements of Cash Flows

Parent Company (Temple-Inland Inc. and its manufacturing subsidiaries)
Summarized Balance Sheets
Summarized Statements of Income
Summarized Statements of Cash Flows

Financial Services
Summarized Balance Sheets
Summarized Statements of Income
Summarized Statements of Cash Flows

Notes to the Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

SIGNATURES
Letter
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET

TEMPLE-INLAND INC. AND SUBSIDIARIES
First Quarter 2005
Unaudited

	Parent	Financial
	Company	Services	Consolidated
	(In millions)
ASSETS
Cash and cash equivalents	$8	$252	$260
Loans held for sale	––	391	391
Loans, net of allowance for loan losses of $82 in 2005	––	9,758	9,758
Securities available-for-sale	––	1,070	1,070
Securities held-to-maturity	––	3,580	3,580
Trade receivables, less allowance of $16 in 2005	469	––	469
Inventories	433	––	433
Timber and timberland	499	––	499
Property, premises, and equipment	1,732	172	1,904
Goodwill	236	164	400
Prepaid expenses and other assets	457	592	971
Investment in financial services	1,148	––	––

TOTAL ASSETS	$4,982	$15,979	$19,735

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$––	$9,129	$9,129
Federal Home Loan Bank borrowings	––	4,278	4,278
Securities sold under repurchase agreements	––	711	711
Accounts payable, accrued expenses, and other liabilities	740	197	901
Long-term debt and other borrowings	1,582	211	1,793
Deferred income taxes	142	––	100
Pension liability	286	––	286
Postretirement benefits	143	––	143
Preferred stock issued by subsidiaries	––	305	305

TOTAL LIABILITIES	2,893	14,831	17,646

SHAREHOLDERS’ EQUITY
Preferred stock — par value $1 per share:
authorized 25,000,000 shares; none issued			––
Common stock — par value $1 per share: authorized 200,000,000 shares; issued 123,605,344 shares, including shares held in the treasury			124
Additional paid-in capital			374
Accumulated other comprehensive loss			(195)
Retained earnings			2,086

			2,389
Cost of shares held in the treasury: 11,682,860 shares			(300)

TOTAL SHAREHOLDERS’ EQUITY			2,089

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY			$19,735

     Common stock and additional paid-in capital and common shares issued and held in treasury have been adjusted to reflect our two-for-one stock split on April 1, 2005.

See the notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET
TEMPLE-INLAND INC. AND SUBSIDIARIES
Year-End 2004
Unaudited

	Parent	Financial
	Company	Services	Consolidated
	(In millions)
ASSETS
Cash and cash equivalents	$9	$363	$372
Loans held for sale	—	510	510
Loans, net of allowance for loan losses of $85 in 2004	—	9,618	9,618
Securities available-for-sale	—	1,118	1,118
Securities held-to-maturity	—	3,864	3,864
Trade receivables, less allowances of $16 in 2004	404	—	404
Inventories	427	—	427
Timber and timberland	496	—	496
Property, premises, and equipment	1,738	167	1,905
Goodwill	236	152	388
Prepaid expenses and other assets	469	658	1,042
Investment in financial services	1,121	—	—

TOTAL ASSETS	$4,900	$16,450	$20,144

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$—	$8,964	$8,964
Federal Home Loan Bank borrowings	—	4,717	4,717
Securities sold under repurchase agreements	—	787	787
Accounts payable, accrued expenses, and other liabilities	740	350	1,052
Long-term debt and other borrowings	1,485	206	1,691
Deferred income taxes	136	—	89
Pension liability	289	—	289
Postretirement benefits	143	—	143
Preferred stock issued by subsidiaries	—	305	305

TOTAL LIABILITIES	2,793	15,329	18,037

SHAREHOLDERS’ EQUITY
Preferred stock — par value $1 per share:
authorized 25,000,000 shares; none issued			—
Common stock — par value $1 per share: authorized 200,000,000 shares; issued 122,779,104 shares, including shares held in the treasury			123
Additional paid-in capital			350
Accumulated other comprehensive loss			(192)
Retained earnings			2,067

			2,348
Cost of shares held in the treasury: 10,592,914 shares			(241)

TOTAL SHAREHOLDERS’ EQUITY			2,107

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY			$20,144

     Common stock and additional paid-in capital and common shares issued and held in treasury have been adjusted to reflect our two-for-one stock split on April 1, 2005.

See the notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

TEMPLE-INLAND INC. AND SUBSIDIARIES
Unaudited

	First Quarter
	2005	2004
	(In millions, except
	per share amounts)
REVENUES
Manufacturing	$967	$893
Financial services	236	261

	1,203	1,154

COSTS AND EXPENSES
Manufacturing	913	895
Financial services	189	208

	1,102	1,103

OPERATING INCOME	101	51
Parent company interest	(28)	(32)
Other non-operating income (expense)	1	––

INCOME BEFORE INCOME TAXES	74	19
Income tax (expense) benefit	(29)	(7)

INCOME FROM CONTINUING OPERATIONS	45	12
Discontinued operations	––	––

NET INCOME	$45	$12

EARNINGS PER SHARE
Basic:
Income from continuing operations	$0.40	$0.11
Discontinued operations	––	––

Net income	$0.40	$0.11

Diluted:
Income from continuing operations	$0.39	$0.11
Discontinued operations	––	––

Net income	$0.39	$0.11

DIVIDENDS PAID PER SHARE OF COMMON STOCK	$0.23	$0.18

Per share amounts have been adjusted to reflect our two-for-one stock split on April 1, 2005.

See the notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

TEMPLE-INLAND INC. AND SUBSIDIARIES
Unaudited

	First Quarter
	2005	2004
	(In millions)
CASH PROVIDED BY (USED FOR) OPERATIONS
Net income	$45	$12
Adjustments:
Depreciation and amortization	62	64
Amortization and accretion of financial instruments	4	11
Provision for loan losses	2	––
Deferred income taxes (benefit)	10	4
Other non-cash charges and (credits), net	4	13
Net assets of discontinued operations	(2)	(1)
Other	1	93
Changes in:
Trade receivables	(65)	(48)
Inventories	(6)	6
Prepaid expenses and other assets	9	(8)
Accounts payable and accrued expenses	13	(27)
Loans held for sale, originations	(575)	(1,639)
Loans held for sale, sales	694	1,576
Collections on loans serviced for others, net	(117)	13

	79	69

CASH PROVIDED BY (USED FOR) INVESTING
Capital expenditures	(64)	(37)
Sale of non-strategic assets and operations	9	8
Securities available-for-sale, net	47	49
Securities held-to-maturity, net	281	(283)
Loans originated or acquired, net of principal collected	(144)	(147)
Sales of loans and mortgage servicing rights	42	35
Acquisitions, net of cash acquired, and joint ventures	(22)	(15)
Other	1	––

	150	(390)

CASH PROVIDED BY (USED FOR) FINANCING
Net increase (decrease) in deposits	165	(161)
Additions to debt	134	111
Payments of debt	(214)	(179)
Repurchase agreements and short-term borrowings, net	(332)	459
Cash dividends paid to shareholders	(25)	(20)
Repurchase of common stock	(104)	––
Exercise of stock options	30	35
Settlement of equity purchase contracts	26	––
Other	(21)	9

	(341)	254

Net increase (decrease) in cash and cash equivalents	(112)	(67)
Cash and cash equivalents at beginning of period	372	399

Cash and cash equivalents at end of period	$260	$332

See the notes to consolidated financial statements.

SUMMARIZED BALANCE SHEETS

PARENT COMPANY (TEMPLE-INLAND INC.)
Unaudited

	First
	Quarter	Year-End
	2005	2004
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$8	$9
Trade receivables, less allowances of $16 in 2005 and $16 in 2004	469	404
Inventories:
Work in process and finished goods	102	129
Raw materials and supplies	331	298

Total inventories	433	427
Prepaid expenses and other	78	98

Total current assets	988	938
Investment in Financial Services	1,148	1,121
Timber and Timberland	499	496
Property and Equipment
Land and buildings	638	637
Machinery and equipment	3,344	3,327
Construction in progress	101	86
Less allowances for depreciation	(2,351)	(2,312)

Total property and equipment	1,732	1,738
Goodwill	236	236
Assets Held for Sale	35	34
Other Assets	344	337

TOTAL ASSETS	$4,982	$4,900

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$215	$220
Accrued employee compensation and benefits	57	93
Accrued interest	25	24
Accrued property taxes	13	21
Other accrued expenses	191	145
Liabilities of discontinued operations	7	7
Current portion of long-term debt	3	3

Total current liabilities	511	513
Long-Term Debt	1,582	1,485
Deferred Income Taxes	142	136
Pension Liability	286	289
Postretirement Benefits	143	143
Other Long-Term Liabilities	229	227

Total liabilities	2,893	2,793
Shareholders’ Equity	2,089	2,107

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,982	$4,900

See the notes to consolidated financial statements.

SUMMARIZED STATEMENTS OF INCOME

PARENT COMPANY (TEMPLE-INLAND INC.)
Unaudited

	First Quarter
	2005	2004
	(In millions)
REVENUES	$967	$893

COSTS AND EXPENSES
Cost of sales	827	807
Selling	25	29
General and administrative	45	43
Other operating (income) expense	16	16

	913	895

	54	(2)
FINANCIAL SERVICES EARNINGS	47	53

OPERATING INCOME	101	51
Interest expense	(28)	(32)
Other non-operating income (expense)	1	––

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	74	19
Income tax (expense) benefit	(29)	(7)

INCOME FROM CONTINUING OPERATIONS	45	12
Discontinued operations	––	––

NET INCOME	$45	$12

See the notes to consolidated financial statements.

SUMMARIZED STATEMENTS OF CASH FLOWS

PARENT COMPANY (TEMPLE-INLAND INC.)
Unaudited

	First Quarter
	2005	2004
	(In millions)
CASH PROVIDED BY (USED FOR) OPERATIONS
Net income	$45	$12
Adjustments:
Depreciation and amortization	55	56
Non-cash stock based compensation	10	9
Non-cash pension and postretirement expense	15	15
Cash contribution to pension and postretirement plans	(17)	(4)
Deferred income taxes (benefit)	7	2
Net earnings of financial services	(29)	(33)
Dividends from financial services	––	30
Earnings of joint ventures	(8)	(3)
Dividends from joint ventures	4	1
Other non-cash charges (credits)	4	13
Net assets of discontinued operations	(2)	(1)
Other	(1)	––
Changes in:
Trade receivables	(65)	(48)
Inventories	(6)	6
Prepaid expenses and other assets	9	(8)
Accounts payable and accrued expenses	13	(27)

	34	20

CASH PROVIDED BY (USED FOR) INVESTING
Capital expenditures	(57)	(28)
Sales of non-strategic assets and operations	1	6
Acquisitions, net of cash acquired, and joint ventures	(3)	––

	(59)	(22)

CASH PROVIDED BY (USED FOR) FINANCING
Payments of debt	(32)	(2)
Cash dividends paid to shareholders	(25)	(20)
Repurchase of common stock	(104)	––
Exercise of options	30	35
Settlement of equity purchase contracts	26	––
Additions to debt	129	––

	24	13

Net increase (decrease) in cash and cash equivalents	(1)	11
Cash and cash equivalents at beginning of period	9	20

Cash and cash equivalents at end of period	$8	$31

See the notes to consolidated financial statements.

SUMMARIZED BALANCE SHEETS

FINANCIAL SERVICES
Unaudited

	First
	Quarter	Year-End
	2005	2004
	(In millions)
ASSETS
Cash and cash equivalents	$252	$363
Loans held for sale	391	510
Loans, net of allowance for losses of $82 in 2005 and $85 in 2004	9,758	9,618
Securities available-for-sale	1,070	1,118
Securities held-to-maturity	3,580	3,864
Real estate	251	253
Premises and equipment, net	172	167
Accounts, notes and accrued interest receivable	117	170
Goodwill	164	152
Other assets	224	235

TOTAL ASSETS	$15,979	$16,450

LIABILITIES AND SHAREHOLDER’S EQUITY
Deposits	$9,129	$8,964
Federal Home Loan Bank borrowings	4,278	4,717
Securities sold under repurchase agreements	711	787
Other liabilities	197	350
Other borrowings	211	206
Preferred stock issued by subsidiaries	305	305

TOTAL LIABILITIES	14,831	15,329

Shareholder’s Equity	1,148	1,121

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$15,979	$16,450

See the notes to consolidated financial statements.

SUMMARIZED STATEMENTS OF INCOME

FINANCIAL SERVICES
Unaudited

	First Quarter
	2005	2004
	(In millions)
INTEREST INCOME
Loans and loans held for sale	$129	$114
Securities available-for-sale	15	15
Securities held-to-maturity	34	46
Other earning assets	1	1

Total interest income	179	176

INTEREST EXPENSE
Deposits	39	34
Borrowed funds	46	42

Total interest expense	85	76

NET INTEREST INCOME	94	100
(Provision) credit for loan losses	(2)	––

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	92	100

NONINTEREST INCOME
Loan servicing fees	1	8
Amortization and impairment of servicing rights	––	(7)
Loan origination and sale of loans	6	37
Real estate operations	14	15
Insurance commissions and fees	13	11
Service charges on deposits	10	9
Operating lease income	1	3
Other	12	9

Total noninterest income	57	85

NONINTEREST EXPENSE
Compensation and benefits	47	70
Real estate operations, other than compensation	6	8
Insurance operations, other than compensation	2	1
Occupancy	7	8
Data processing	4	4
Other	36	41

Total noninterest expense	102	132

INCOME BEFORE INCOME TAXES	47	53
Income tax (expense)	(18)	(20)

NET INCOME	$29	$33

See the notes to consolidated financial statements.

SUMMARIZED STATEMENTS OF CASH FLOWS

FINANCIAL SERVICES
Unaudited

	First Quarter
	2005	2004
	(In millions)
CASH PROVIDED BY (USED FOR) OPERATIONS
Net income	$29	$33
Adjustments:
Depreciation	6	6
Depreciation of leased assets	1	2
Amortization and impairment of servicing rights	––	7
Provision for loan losses	2	––
Amortization and accretion of financial instruments	4	4
Deferred income taxes	3	2
Changes in:
Loans held for sale, originations	(575)	(1,639)
Loans held for sale, sales	694	1,576
Collections on loans serviced for others, net	(117)	13
Other	(2)	75

	45	79

CASH PROVIDED BY (USED FOR) INVESTING
Purchases of securities available-for-sale	––	(28)
Principal payments and maturities of securities available-for-sale	47	77
Purchases of securities held-to-maturity	(3)	(623)
Principal payments and maturities of securities held-to-maturity	284	340
Loans originated or acquired, net of collections	(144)	(147)
Sales of loans and mortgage servicing rights	42	35
Acquisitions, net of cash acquired	(19)	(15)
Capital expenditures	(7)	(9)
Other	9	2

	209	(368)

CASH PROVIDED BY (USED FOR) FINANCING
Net increase (decrease) in deposits	165	(161)
Repurchase agreements and short-term borrowings, net	(332)	459
Additions to debt and long-term FHLB borrowings	5	111
Payments of debt and long-term FHLB borrowings	(182)	(177)
Dividends paid to parent company	––	(30)
Other	(21)	9

	(365)	211

Net increase (decrease) in cash and cash equivalents	(111)	(78)
Cash and cash equivalents at beginning of period	363	379

Cash and cash equivalents at end of period	$252	$301

See the notes to consolidated financial statements.

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note A – Basis of Presentation

     Our consolidated financial statements are our primary financial statements and include the accounts of Temple-Inland Inc. and our manufacturing and financial services subsidiaries and variable interest entities of which we are the primary beneficiary. We also present as an integral part of the consolidated financial statements, summarized financial statements of Temple-Inland and our manufacturing subsidiaries, which we refer to as the parent company summarized financial statements, and summarized financial statements of our financial services subsidiaries. We do so in order to provide a clearer presentation of our different businesses and because almost all of the net assets invested in financial services are subject, in varying degrees, to regulatory rules and restrictions including restrictions on the payment of dividends to the parent company. As a result, all consolidated assets are not available to satisfy all consolidated liabilities.

     You should read our parent company summarized financial statements and financial services summarized financial statements along with these consolidated financial statements. Our parent company financial statements reflect our financial services subsidiaries using the equity method.

     We prepared these unaudited interim financial statements in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. As a result, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in our opinion, all adjustments (consisting only of normal accruals) considered necessary for a fair presentation have been included. These interim operating results are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the financial statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2005.

     We have reclassified some prior year amounts to conform to this year’s classifications.

Note B – Earnings Per Share

     We computed earnings per share using the following denominators:

	First Quarter
	2005	2004
	(In millions)
Denominator for basic earnings per share, weighted average common shares outstanding	112.5	110.2
Dilutive effect of:
Equity purchase contracts	1.5	––
Stock options	1.7	1.0

Denominator for diluted earnings per share	115.7	111.2

     Basic and diluted weighted average shares outstanding have been adjusted to reflect our two-for-one stock split on April 1, 2005.

     Some equity purchase contracts were settled in first quarter 2005, and as a result we issued 826,240 shares of common stock based on a fixed price of $31.72 per share and received $26 million in cash. We anticipate settling the remaining equity purchase contracts in May 2005. At that time, we will issue common stock and receive $319 million in cash. The actual number of shares we issue will be based on the average market price of our stock with a floor of $26, in which case we will issue 12.3 million shares, and a ceiling of $31.72, in which case we will issue 10 million shares.

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     In first quarter 2005, we repurchased 2.8 million shares of common stock for $104 million cash under a February 4, 2005 Board of Director’s authorization to repurchase up to 12 million shares.

Note C – Comprehensive Income

     Comprehensive income consists of:

	First Quarter
	2005	2004
	(In millions)
Net income	$45	$12
Other comprehensive income (loss), net of taxes:
Unrealized gains (losses) on:
Available-for-sale securities	(3)	(2)
Derivative instruments	––	––

Foreign currency translation adjustments	––	––

Other comprehensive income (loss)	(3)	(2)

Comprehensive income	$42	$10

     At first quarter-end 2005, the aggregate fair value of our interest rate swap, linerboard and OCC derivative instruments was a $4 million liability consisting of $4 million of liabilities for our interest rate swap derivatives and an immaterial asset for our linerboard and OCC derivatives. Of the interest rate swap derivative liabilities, $2 million is related to a hedged transaction and $2 million is a non-hedging instrument. Changes in the fair value of the hedged transaction decreased other comprehensive income by $1 million in first quarter 2005 and an immaterial amount in first quarter 2004. The gain recognized in other non-operating (income) expense for the change in the fair value of the non-hedging instrument was $1 million in first quarter 2005. Additionally, the fair value of our financial services interest rate lock commitments and forward sales of loans was a liability of $1 million at first quarter-end 2005.

Note D – Segment Information

     We have three reportable segments: corrugated packaging, forest products, and financial services. Corrugated packaging manufactures containerboard and corrugated packaging. Forest products manages our timber resources and manufactures a variety of building products. Financial services operates a savings bank and an insurance agency and engages in real estate development activities.

     We evaluate performance based on operating income before unallocated expenses and income taxes. Unallocated expenses represent expenses managed on a company-wide basis and include corporate general and administrative expense; other operating and non-operating income (expense); and parent company interest expense. Other operating income (expense) includes gain or loss on sale of assets, asset impairments and expenses associated with consolidation initiatives and facility closures. The accounting policies of the segments are the same as those described in the accounting policy notes to the financial statements.

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

				Unallocated
For First Quarter or at	Corrugated	Forest	Financial	Expenses and
Quarter-End 2005	Packaging	Products	Services	Eliminations		Total
(In millions)
Revenues from external customers	$718	$249	$236	$––		$1,203
Depreciation and amortization	40	13	7	2		62
Income (loss) before taxes	50	54	47	(77	)(a)	74
Financial services, net interest income	––	––	94	––		94
Total assets	2,473	1,024	15,979	259		19,735
Capital expenditures	39	14	7	4		64
Goodwill	236	––	164	––		400

For First Quarter or at
Quarter-End 2004
(In millions)
Revenues from external customers	$673	$220	$261	$––		$1,154
Depreciation and amortization	39	15	8	2		64
Income (loss) before taxes	8	32	53	(74	) (b)	19
Financial services, net interest income	––	––	100	––		100
Total assets	2,359	1,034	17,384	307		21,084
Capital expenditures	18	8	9	2		37
Goodwill	237	––	158	––		395

(a)	Includes other operating expenses for first quarter 2005 of $24 million, which consists of a $11 million charge associated with converting and production facility closures, a $7 million charge related to antitrust litigation, a $4 million charge associated with the recently completed proxy contest, and $2 million of other. Of these amounts, $18 million applies to corrugated packaging and $6 million does not apply to a business segment.

(b)	Includes other operating expenses for first quarter 2004 of $19 million, which consists of a $14 million charge associated with converting and production facility closures and asset impairments and a $5 million charge related to consolidation and supply chain initiatives. Of these amounts, $2 million applies to corrugated packaging, $12 million applies to forest products, and $5 million does not apply to a business segment.

Note E – Employee Benefit Plans

     The components of net periodic benefit cost of our defined benefit pension plans and postretirement plans for first quarter are:

			Postretirement
	Pension Benefits		Benefits
	2005	2004	2005	2004
	(In millions)
Service costs	$7	$6	$1	$1
Interest cost on projected benefit obligation	18	18	2	2
Expected return on plan assets	(18)	(17)	––	––
Amortization of prior service costs	––	––	(1)	(1)
Amortization of net loss	6	6	––	––

Net periodic benefit cost	$13	$13	$2	$2

     In first quarter 2005, we made a $15 million voluntary, discretionary contribution to the defined benefit pension plan.

Note F – Stock-Based Compensation

     Beginning January 2003, we voluntarily adopted the prospective transition method of accounting for stock-based compensation contained in Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123. The principal effect of adopting the prospective transition method is that the fair value of stock options granted in 2003 and thereafter is charged to expense over the option-vesting period. Prior to 2003, we used the intrinsic value method in accounting for stock-based compensation. As a result, no stock-based compensation expense related to stock options granted prior to 2003 is reflected in net income, as all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Therefore, the cost related to stock-based compensation recognized in net income for 2005 and 2004 is less than would have been recognized if the fair value method had been applied to all stock options granted. The following table illustrates the effect on net income and earnings per share as if the fair value method had been applied to all stock options granted.

	First Quarter
	2005	2004
	(In millions)
Net income, as reported	$45	$12
Add: Stock-based compensation expense, net of related tax effects, included in the determination of reported net income	6	6
Deduct: Total stock-based compensation expense, net of related tax effects, determined under the fair value based method for all awards	(7)	(8)

Pro forma net income	$44	$10

Earnings per share:
Basic, as reported	$0.40	$0.11
Basic, pro forma	$0.39	$0.09

Diluted, as reported	$0.39	$0.11
Diluted, pro forma	$0.38	$0.09

Note G – Contingencies

     We are involved in various legal proceedings that arise from time to time in the ordinary course of doing business. We believe that the possibility of a material liability from any of these proceedings is remote and we do not believe that the outcome of any of these proceedings should have a material adverse effect on our financial position, results of operations, or cash flow.

     As we have previously reported, on May 14, 1999, two of our subsidiaries and eight other linerboard manufacturers were named as defendants in a consolidated class action complaint that alleged a civil violation of Section 1 of the Sherman Act. We executed a settlement agreement on April 11, 2003, with the representatives of the class, which received final approval by the trial court. We paid a total of $8 million into escrow to fulfill the terms of the class action settlement.

     Twelve individual complaints containing allegations similar to those in the class action have been filed by certain opt-out plaintiffs and over 3,000 of their named subsidiaries against the original defendants in the class action. As a result of our periodic assessment of loss contingencies, we increased our reserve for this matter by $7 million in first quarter 2005. We continue to believe that the plaintiffs’ allegations in the opt-out litigation have no merit and are vigorously defending against the suits.

Note H – Assets Held For Sale

     Assets held for sale include assets of discontinued operations and other non-strategic assets held for sale.

     At first quarter-end 2005, discontinued operations consist of the chemical business obtained in the acquisition of Gaylord Container Corporation. At first quarter-end 2005, the assets and liabilities of the discontinued operations include $2 million of working capital and $13 million of property and equipment. Revenues from discontinued operations were $5 million in first quarter 2005 and $4 million in first quarter 2004.

     At first quarter-end 2005, the carrying value of non-strategic assets held for sale was $13 million.

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note I – Other Operating (Income) Expense

	First Quarter
	2005	2004
	(In millions)
Equity in earnings of joint ventures	$(8)	$(3)
Loss on closure of production and converting facilities	11	14
Antitrust litigation	7	––
Proxy contest	4	––
Expense associated with consolidation of administrative functions	––	5
Other	2	––

Total	$16	$16

     We continue our efforts to enhance return on investment by lowering costs, improving operating efficiencies and increasing asset utilization. As a result, we will continue to review operations that are unable to meet return objectives and determine appropriate courses of action, including consolidating and closing facilities and selling under-performing assets. In first quarter 2005, we announced our intentions to close our Antioch, California corrugated packaging facility and we effected workforce reductions at a number of other converting and production facilities. These actions affected or will affect approximately 185 employees. The Antioch facility is scheduled to close by June 1, 2005. In connection with these and other actions initiated in 2004, we recognized $4 million in asset impairments, $4 million in exit costs, and incurred $3 million in retention and severance obligations, of which $2 million was paid in first quarter 2005, with the remainder to be paid in second quarter 2005.

     Activity within our accruals for exit costs follows:

	Beginning		Cash
	of Period	Additions	Payments	End of Period
	(In millions)
Involuntary employee terminations	$2	$3	$(3)	$2
Contract termination penalties	6	––	––	6
Environmental compliance	8	––	(3)	5
Demolition	8	––	––	8

Total	$24	$3	$(6)	$21

     In addition, $6 million of financial services exit cost accruals were finalized and paid in first quarter 2005, and an additional $1 million was accrued. At first quarter-end 2005, financial services accruals for exit cost was $6 million.

Note J – Acquisitions And Other Items

     In first quarter 2005, our financial services segment completed the acquisition of an insurance agency for $18 million cash with potential additional consideration of up to $7 million. This acquisition did not materially affect our financial position, results of operations, or liquidity.

Note K – Change in Method of Accounting and Accounting Pronouncements

Change in Method of Accounting for Certain Inventories

     In January 2005, we changed our method of accounting for our corrugated packaging inventories from the LIFO method to the average cost method, which approximates FIFO. As a result of our ongoing efforts to reduce cost permanently and increase asset utilization, we believe the average cost method is preferable because it: (i) increases the transparency of our financial reporting through a more balanced income statement and balance sheet presentation; (ii) results in the valuation of all of our inventories at current cost in our financial statements; and (iii) conforms all of our inventories to a single method of accounting.

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     As a result, at the beginning of first-quarter 2005, we increased inventories $25 million, increased our income tax liability by $10 million and increased retained earnings by $15 million. In addition, as required by generally accepted accounting principles, we have retrospectively applied the average cost method to our prior period income statements and segment operating results, the effect of which is summarized as follows:

	Corrugated Packaging		Income from Continuing
	Segment Operating Income		Operations		Per Diluted Share
	As	Retrospective	As	Retrospective		Retrospective
	Reported	Application	Reported	Application	As Reported	Application
	(In millions, except per share)
2004
First quarter	$10	$8	$13	$12	$0.12	$0.11
Second quarter	26	24	55	54	0.49	0.48
Third quarter	42	40	40	39	0.36	0.35
Fourth quarter	27	24	54	52	0.47	0.45

Year	$105	$96	$162	$157	$1.44	$1.39

Pending Accounting Pronouncements

     In April 2005, the Securities and Exchange Commission adopted a rule delaying the effective date of FASB SFAS No. 123 (revised December 2004), Share Based Payment, which requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on their estimated fair value. As a result, SFAS No. 123R will now be effective for us beginning first quarter 2006.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties and are identified by their use of terms and phrases such as “believe,” “anticipate,” “could,” “estimate,” “intend,” “may,” “plan,” “expect,” and similar expressions, including references to assumptions. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties.

     The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for these forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors and uncertainties could cause our actual results to differ significantly from the results discussed in the forward-looking statements. Factors and uncertainties that might cause such differences include, but are not limited to:

•	general economic, market or business conditions;

•	the opportunities (or lack thereof) that may be presented to and pursued by us and our subsidiaries;

•	the availability and price of raw materials used by us and our subsidiaries;

•	fluctuations in the cost of purchased energy;

•	fluctuations in the cost we incur to transport the raw materials we use and the products we manufacture;

•	assumptions related to pension and postretirement costs;

•	assumptions related to the accounting for impaired assets;

•	the collectibility of loans and accounts receivable and related provision for losses;

•	competitive actions by other companies;

•	changes in laws or regulations and actions or restrictions of regulatory agencies;

•	the accuracy of certain judgments and estimates concerning our integration of acquired operations;

•	our ability to execute certain strategic and business improvement initiatives; and

•	other factors, many of which are beyond our and our subsidiaries’ control.

     Our actual results, performance, or achievement could differ materially from those expressed in, or implied by, these forward-looking statements, and accordingly, we can give no assurances that any of the events anticipated by the forward-looking statements will transpire or occur, or if any of them do so, what impact they will have on our results of operations or financial condition. In view of these uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. We expressly disclaim any obligation to publicly revise any forward-looking statements contained in this report to reflect the occurrence of events after the date of this report.

Non-GAAP Financial Measure

     Return on investment (ROI) is an important internal measure for us because it is a key component of our evaluation of overall performance and the performance of our business segments. Studies have shown that there is a direct correlation between shareholder value and ROI and that shareholder value is created when ROI exceeds the cost of capital. ROI allows us to evaluate our performance on a consistent basis as the amount we earn relative to the amount invested in our business segments and a significant portion of senior management’s compensation is based on achieving ROI targets.

     In evaluating overall performance, we define ROI as operating income, adjusted for significant unusual items, divided by parent company total assets, less certain assets and current liabilities, excluding the current portion of debt. In evaluating segment performance, we define ROI as segment-operating income divided by segment assets less segment current liabilities. We do not believe there is a comparable GAAP financial measure to our definition of ROI. The reconciliation of our ROI calculation to amounts reported under GAAP is included in a later section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     Despite its importance to us, remember that ROI is a non-GAAP measure that has no standardized definition and as a result may not be comparable with other companies’ measures using the same or similar terms. Also there may be limits in the usefulness of ROI to investors. As a result, we encourage you to read our consolidated financial statements in their entirety and not to rely on any single financial measure.

Results of Operations for First Quarter 2005 and 2004

Summary

     A summary of the results of operations by business segment follows:

	First Quarter
	2005	2004
	(In millions, except
	per share)
Revenues
Corrugated packaging	$718	$673
Forest products	249	220
Financial services	236	261

Total revenues	$1,203	$1,154

Segment Operating Income
Corrugated packaging	$50	$8
Forest products	54	32
Financial services	47	53

Total segment operating income	151	93
Expenses not allocated to segments
General and administrative	(26)	(23)
Other operating income (expense)	(24)	(19)
Other non-operating income (expense)	1	––
Parent company interest	(28)	(32)

Income before income taxes	74	19
Income (taxes) benefit	(29)	(7)

Income from continuing operations	$45	$12

Income from continuing operations, per diluted share	$0.39	$0.11
Average diluted shares outstanding	115.7	111.2
Temple-Inland ROI	9.7%	5.0%

     Significant items affecting 2005 income from continuing operations included:

•	In 2005, we continued to see the benefits in our manufacturing operations of our initiatives to lower costs and improve asset utilization and operating efficiencies. In addition, market demand strengthened, resulting in higher prices and shipments for most of our product offerings. Our financial services operations were negatively impacted by lower net interest income resulting from a decrease in average earning assets. Actions taken to lower cost and improve asset utilization and operating efficiencies included the announced closure of our Antioch, California converting facility and other workforce reductions which resulted in $11 million in charges and expenses. In addition, we incurred $13 million in charges principally associated with antitrust litigation and the recently completed proxy contest.

•	In 2004, actions taken to lower costs and improve asset utilization and operating efficiencies resulted in charges and expenses of $19 million, principally related to the closure of converting and production facilities and the consolidation of administrative functions.

     Share and per share amounts for all periods have been adjusted to reflect our two-for-one stock split on April 1, 2005.

Business Segments

     We manage our operations through three business segments:

•	Corrugated packaging,

•	Forest products, and

•	Financial services.

     Our operations are affected to varying degrees by supply and demand factors and economic conditions including changes in energy costs, interest rates, new housing starts, home repair and remodeling activities, loan collateral values, particularly real estate, and the strength of the U.S. dollar. Given the commodity nature of our manufactured products, we have little control over market pricing or market demand.

Corrugated Packaging

     We manufacture linerboard and corrugating medium that we convert into corrugated packaging and sell in the open market. Our corrugated packaging segment revenues are principally derived from the sale of corrugated packaging products and, to a lesser degree, from the sale of linerboard in the domestic and export markets.

     A summary of our corrugated packaging results follows:

	First Quarter
	2005	2004
	(Dollars in millions)
Revenues	$718	$673
Segment operating income	50	8
Segment ROI	9.5%	1.6%

     Corrugated packaging pricing and shipments improved due to market demand and market share growth.

First Quarter 2005 versus
First Quarter 2004
Increase (Decrease)
Corrugated packaging
Average prices	9%
Shipments, average week	5%
Industry shipments, average week (a)	1%

Linerboard	24%
Average prices	24%
Shipments, tons	(38)%

(a) Source: Fibre Box Association

     The increase in corrugated packaging shipments was generated with five fewer converting facilities in first quarter 2005 compared with first quarter 2004.

     Linerboard sales and shipments to third parties were down because more of our production was used in our converting facilities, which is consistent with our strategy to convert more of the linerboard we produce in our own converting facilities.

     Compared with fourth quarter 2004, average corrugated packaging prices were flat and shipments were up one percent while average linerboard prices were down three percent and shipments were down 14 percent.

     As part of our continuing efforts to lower cost and improve operating efficiency and asset utilization, we announced that we would close our Antioch, California converting facility by June 2005.

     Fluctuations in our significant cost and expense components included:

First Quarter 2005 versus
First Quarter 2004
Increase (Decrease)
(In millions)
Wood fiber	$8
Recycled fiber	9
Energy, principally natural gas	4
Depreciation	1
Pension and postretirement	(1)

     Our wood and recycled fiber and energy costs fluctuate based on the market prices we pay for these commodities. It is likely that these costs will continue to fluctuate during 2005.

     Information about our converting facilities and mills follows:

	First Quarter
	2005	2004
Number of converting facilities (at quarter-end)	69	73
Mill capacity, in thousand tons	892	827
Mill production, in thousand tons	875	832
Percent mill production used internally	92%	87%
Percent of total fiber requirements sourced from recycled fiber	36%	34%
Corrugating medium purchases from our Premier Boxboard Limited LLC joint venture, in thousand tons	15	28

Forest Products

     We own or lease two million acres of timberland in Texas, Louisiana, Georgia, and Alabama. We grow timber, cut the timber and convert it into products. We intend to create the infrastructure necessary for real estate development of our designated high-value timberland in Georgia, principally near Atlanta. We manufacture lumber, particleboard, gypsum wallboard, fiberboard and medium density fiberboard (MDF). Our forest products segment revenues are principally derived from the sales of these products and, to a lesser degree, from sales of fiber and high-value lands and other income. We also own 50 percent interests in a gypsum wallboard joint venture and in an MDF joint venture.

     A summary of our forest products results follows:

	First Quarter
	2005	2004
	(Dollars in millions)
Revenues	$249	$220
Segment operating income	54	32
Segment ROI	23.1%	13.1%

     Pricing and shipment improved for most product offerings due to the strong housing and remodeling markets.

First Quarter 2005 versus
First Quarter 2004
Increase (Decrease)
Lumber:
Average prices	9%
Shipments	––%
Particleboard:
Average prices	16%
Shipments	8%
Gypsum:
Average prices	13%
Shipments	21%
MDF:
Average prices	11%
Shipments	18%

     Segment operating income includes our share of gypsum and MDF joint ventures’ operating income: $6 million in 2005 and $3 million in 2004. The joint ventures’ operating results generally fluctuate in relation to the price and shipment changes noted above. Segment operating income also includes income from hunting, mineral, and recreational leases of $6 million in 2005 and $4 million in 2004.

     Compared with fourth quarter 2004, average prices were up four percent for lumber and two percent for gypsum, while average prices were down three percent for particleboard and four percent for MDF. Shipments were up seven percent for lumber, 26 percent for particleboard, six percent for gypsum, and 26 percent for MDF.

     Information regarding our high-value land sales follows:

	First Quarter
	2005	2004
High-value land:
Acres sold	448	430
Profit included in segment operating income (in millions)	$4	$3

     Fluctuations in our significant cost and expense components included:

First Quarter 2005 versus
First Quarter 2004
Increase (Decrease)
(In millions)
Wood fiber	$8
Energy, principally natural gas	3
Depreciation	(2)
Pension and postretirement	1

     Our goal is to increase our use of wood fiber from our timberland and reduce our reliance on outside purchases. Our outside purchases of fiber and energy costs fluctuate based on the market prices we pay for these commodities. It is likely that these costs will continue to fluctuate during 2005.

     Information about our timber harvest and converting and manufacturing facilities follows:

	First Quarter
	2005	2004
Timber harvest, in million tons:
Sawtimber	0.5	0.6
Pulpwood	0.8	0.8

Total	1.3	1.4

Number of converting and manufacturing facilities (at quarter-end)	18	18
Average operating rates for all product lines:
High	106%	92%
Low	62%	57%
Average operating rates for all products lines excluding sold or closed facilities:
High	106%	95%
Low	91%	76%

     In second quarter 2003, we indefinitely closed our Mt. Jewett particleboard facility.

Financial Services

     We own a savings bank, Guaranty Bank, and an insurance agency and engage in real estate development activities. In late 2004, we repositioned our mortgage origination activities and sold our third-party mortgage-servicing portfolio. Guaranty makes up the predominant amount of our financial services segment operating income, revenues, assets, and liabilities. In general, we gather funds from depositors, borrow money, and invest the resulting cash in loans and securities. In first quarter 2005, we acquired an insurance agency for $18 million cash with potential additional consideration of up to $7 million. This acquisition did not significantly affect our operating results.

     A summary of our financial services results follows:

	First Quarter
	2005	2004
	(Dollars in millions)
Net interest income	$94	$100
Segment operating income	47	53
Segment ROI	16.8%	18.9%

     The change in net interest income in first quarter 2005 was principally due to a decline in our average earning assets, principally single-family mortgage backed securities.

Net Interest Income and Earning Assets and Deposits

     Information concerning our interest rate spread follows:

	First Quarter
	2005		2004
	Average	Yield/	Average	Yield/
	Balance	Rate	Balance	Rate
	(Dollars in millions)
Earning assets	$15,137	4.72%	$16,222	4.34%
Interest-bearing liabilities	14,232	2.39%	15,136	2.01%

Interest rate spread		2.33%		2.33%

     Our interest rate spread remained constant, as the yield on our earning assets and interest-bearing liabilities moved in tandem. As we are currently positioned, if interest rates remain relatively stable, it is likely that our net interest spread will remain near its current level. However, if interest rates change significantly, it is likely that our interest rate spread will decline.

     The following tables summarize the composition of earning assets and deposits:

	First Quarter-End
	2005	2004
	(Dollars in millions)
Residential housing assets
Loans and loans held for sale	$7,451	$7,025
Securities	4,650	6,301

Total residential housing assets	12,101	13,326
Other earning assets	2,890	2,964

Total earning assets	$14,991	$16,290

Residential housing assets as a percentage of total earning assets	81%	82%
Transaction accounts	$4,751	$5,236
Certificates of deposit	4,378	3,300

Total deposits	$9,129	$8,536

     The change in earning assets at first quarter-end 2005 was principally due to a decrease in single-family mortgage-backed securities resulting from reduced purchases coupled with prepayments related to refinancing activity and a decrease in loans held for sale due to the repositioning of our mortgage origination activities. These changes were partially offset by increases in single-family mortgage and single-family mortgage warehouse loans. As previously disclosed, we anticipate our earning assets to remain at first quarter 2005 levels or slightly lower for several more months, but we expect to begin to see increased funding on new loan commitments beginning in late 2005.

Asset Quality and Allowance for Loan Losses

     A summary of various asset quality measures we monitor follows:

	First Quarter-End
			Year-
	2005	2004	End 2004
	(Dollars in millions)
Non-performing loans	$63	$102	$50
Restructured operating lease assets	35	39	37
Foreclosed real estate	4	27	4

Non-performing assets	$102	$168	$91

Non-performing loans as a percentage of total loans	0.64%	1.10%	0.51%
Non-performing assets ratio	1.03%	1.80%	0.93%
Allowance for loan losses/non-performing loans	130%	111%	170%
Allowance for loan losses/total loans	0.83%	1.22%	0.88%

     The change in non-performing loans at first quarter-end 2005 compared with first quarter-end 2004 was principally a result of repayments or collateral foreclosure on a number of commercial real estate loans in 2004. The change in non-performing loans at first quarter-end 2005 compared with year-end 2004 was principally due to a previously disclosed direct-financing lease transaction with an automotive parts manufacturer that declared bankruptcy in first quarter 2005. The lease has a carrying value of $11 million and is secured by equipment used to manufacture original-equipment automotive parts.

     The following table summarizes changes in the allowance for loan losses:

	First Quarter
	2005	2004
	(Dollars in millions)
Balance at beginning of period	$85	$111
Net charge-offs	(5)	2
Provision (credit) for loan losses	2	––

Balance at end of period	$82	$113

Net charge-offs as a percentage of average loans outstanding	0.22%	(0.10)%

     Charge-offs in first quarter 2005 principally relate to the direct-financing lease described above and to a lesser extent, an asset-based loan. In first quarter 2005, our provision for loan losses increased. Although changes in credit quality are difficult to predict, it is likely that the provision will continue to increase throughout 2005. Credit quality improvements in our portfolio and recoveries on previously charged-off loans resulted in no provision for loan losses in first quarter 2004.

Non-Interest Income and Non-Interest Expense

     Fluctuations in our non-interest income components included:

First Quarter 2005 versus
First Quarter 2004
Increase (Decrease)
(In millions)
Noninterest income:
Loan origination and sale of loans	$(31)
Servicing rights amortization and impairment	(7)

     The change in loan origination and sale of loans and servicing rights amortization and impairment was due to the repositioning of our mortgage origination activities and the sale of our third party mortgage-servicing portfolio in late 2004.

     Fluctuations in our non-interest expense components included:

First Quarter 2005 versus
First Quarter 2004
Increase (Decrease)
(In millions)
Noninterest expense:
Compensation and benefits	$(23)

     A significant portion of our compensation expense was related to our mortgage loan origination activity and was directly variable with origination activities. The change in compensation and benefits was due to the repositioning of our mortgage origination activities in late 2004.

     Information regarding mortgage loan origination activity follows:

	First Quarter
	2005	2004
	(Dollars in millions)
Loans originated and retained	$208	$375
Loans originated for sale to third parties	368	1,257

     The change in mortgage loan origination activity is due to the repositioning of our mortgage origination activities in late 2004.

Expenses Not Allocated to Segments

     Unallocated expenses represent expenses managed on a company-wide basis and include corporate general and administrative expense; other operating and non-operating income (expense); and parent company interest expense.

     The change in general and administrative expenses in first quarter 2005 was principally due to increases in stock-based compensation.

     Other operating income (expense) consists of:

•	In first quarter 2005, $24 million, including an $11 million charge associated with the closure of converting and production facilities, a $7 million charge associated with antitrust litigation, a $4 million charge associated with the recently completed proxy contest and $2 million of other charges.

•	In first quarter 2004, $19 million, including a $5 million charge associated with consolidation of administrative functions and $14 million related to the closure or sale of production and converting facilities.

     We will continue our efforts to enhance return on investment by lowering cost, improving operating efficiencies and increasing asset utilization. As a result, we will continue to review operations that are unable to meet return objectives and determine appropriate courses of action, including consolidating and closing converting facilities and selling under-performing assets.

     Other non-operating income (expense) includes income of $1 million related to the change in fair value of non-hedged portion of our interest rate swap.

     The change in parent company interest expense in first quarter 2005 was due to reductions in long-term debt and lower interest rates.

Income Taxes

     Our effective tax rate was 39 percent in first quarter 2005, the likely effective tax rate for the year 2005, and 39 percent in first quarter 2004. Differences between the effective tax rate and the statutory rate are due to state income taxes, nondeductible items, foreign operating losses, and other items for which no financial benefit is recognized until realized.

Average Shares Outstanding

     Average shares outstanding has been adjusted to reflect the two-for-one stock split on April 1, 2005. The change in average diluted shares outstanding was principally due to the dilutive effect of employee stock options and the equity purchase contracts resulting from the increase in the market price of our common stock in first quarter 2005.

     The expected settlement of our remaining equity purchase contracts in May 2005 will result in the issuance of between 10 million and 12.3 million shares of stock, and we will receive $319 million in cash. In first quarter 2005, we repurchased 2.8 million shares of common stock for $104 million cash under a February 4, 2005 Board of Director’s authorization to repurchase up to 12 million shares.

Capital Resources and Liquidity for First Quarter 2005

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

Sources and Uses of Cash

     Consolidated cash from operations was $79 million in first quarter 2005 and $69 million in first quarter 2004. Consolidated cash from operations represents the sum of parent company and financial services cash from operations, less the dividends from financial services, which are eliminated upon consolidation. In first quarter 2005,we received no dividends from financial services and in first quarter 2004 we received $30 million in dividends from financial services.

Parent Company Sources and Uses of Cash

	First Quarter
	2005	2004
	(In millions)
We received cash from
Operations	$83	$67
Dividends from financial services (a)	––	30
Working capital changes	(49)	(77)

From operations	34	20
Sale of non-strategic assets	1	6
Exercise of options and in 2005 the settlement of equity purchase contracts	56	35
Borrowings	129	––

Total sources	220	61

We used cash to
Reduce debt and other obligations	(32)	(2)
Pay dividends to shareholders	(25)	(20)
Repurchase common stock	(104)	––
Reinvest in the business through
Capital expenditures	(57)	(28)
Joint ventures	(3)	––

Total uses	(221)	(50)

Change in cash and cash equivalents	$(1)	$11

(a)	Dividends we receive from financial services are eliminated in the consolidated statements of cash flows.

     We operate in cyclical industries and our operating cash flows vary accordingly. Our principal operating cash requirements are for compensation, wood and recycled fiber, energy, interest and taxes. The dividends we receive from financial services are dependent on its level of earnings and capital needs and are subject to regulatory approval and restrictions. As previously disclosed, dividends from financial services are expected to be substantially less in 2005 than in 2004 because of an anticipated increase in the capital requirements of Guaranty to support growth in its earning assets.

     Working capital is subject to cyclical operating needs, the timing of collection of receivables and the payment of payables and expenses and to a lesser extent to seasonal fluctuations in our operations.

     In 2005 and 2004, many of our employees took advantage of the increasing spread between the market price of our common stock and the exercise price of employee stock options and exercised their stock options. As a result, we issued 1,145,058 shares of common stock in first quarter 2005 and 1,330,128 shares in first quarter 2004 to employees exercising options. In addition, in first quarter 2005, we issued 826,240 shares of our common stock and received $26 million in cash resulting from the early settlement of a portion of our equity purchase contracts.

     Debt reductions in 2005 included $21 million of variable rate industrial revenue bonds.

     We paid cash dividends to shareholders of $0.23 per share in first quarter 2005 and $0.18 per share in first quarter 2004. In February 2005, the Board of Directors increased the quarterly cash dividend to $0.23 per share.

     In February 2005, we announced that our Board of Directors approved a repurchase program of up to 12 million shares, which represents over 10% of our common stock. In first quarter 2005, we repurchased 2.8 million shares for $104 million, at an average price of $37.16.

     Capital expenditures are expected to approximate $225 million in 2005 or about 100% of expected 2005 depreciation. Most of the expected 2005 expenditures relate to initiatives to increase reliability at our linerboard mills.

Financial Services Sources and Uses of Cash

	First Quarter
	2005	2004
	(In millions)
We received cash from
Operations	$45	$54
Changes in loans held for sale, and other	––	25

From operations	45	79
Sale of non-strategic assets and mortgage servicing rights	42	35

Total sources	87	114

We used cash to
Pay dividends to the parent company (a)	––	(30)
Change in deposits and borrowings	(344)	232
Reinvest in the business through
Loans and securities, net of payments	184	(381)
Capital expenditure, acquisitions and other uses	(38)	(13)

Total uses	(198)	(192)

Change in cash and cash equivalents	$(111)	$(78)

(a)	Dividends we pay to the parent company are eliminated in the consolidated statements of cash flows.

     Our principal operating cash requirements are for compensation, interest, and taxes. Changes in loans held for sale are subject to the timing of the origination and subsequent sale of the loans and the level of refinancing activity. A significant portion of our first quarter 2005 cash from operations was due to the sale of loans held for sale. As a result of the repositioning of our mortgage origination activities in late 2004, it is likely that the cash flow related to these activities will decrease substantially in 2005.

     Guaranty did not pay any dividends to the parent company in first quarter 2005. The changes in deposits and borrowings and the amounts invested in loans and securities generally move in tandem because we use deposits and borrowings to finance these investments. The change in first quarter 2005 was principally due to the decrease in loans and securities from year-end 2004 and our routine cash management activities. Additionally, in first quarter 2005, we completed the acquisition of an insurance agency for $18 million cash.

     We did not increase our loan commitments in first quarter 2005 as much as we anticipated. As a result, our regulatory capital requirements did not increase substantially. We anticipate continued loan commitments growth in 2005. However, funding of these commitments, particularly commercial real estate construction commitments, will not likely increase our earning assets or significantly increase our capital requirements until the second half of 2005. As a result, it is likely that Guaranty may pay a dividend to the parent company in second quarter 2005.

Liquidity

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

Parent Company Liquidity

     Our sources of short-term funding are our operating cash flows, dividends received from financial services, and borrowings under our existing accounts receivable securitization program and committed credit agreements.

     At first quarter-end, we had $582 million in unused borrowing capacity under our credit agreements and $105 million under our accounts receivable securitization program that expires in 2007.

     In February 2005, we effected a successful remarketing of our $345 million 6.42% senior notes payable in 2007. The interest rate on these notes is now 5.003%. We expect to settle the remaining related equity purchase contracts in May 2005. At that time, we will issue common stock in exchange for $319 million in cash. The actual number of shares we will issue will be based on the average market price of our stock, subject to a floor of $26, in which case we will issue 12.3 million shares, and a ceiling of $31.72, in which case we will issue 10 million shares.

     In first quarter 2005, we repurchased 2.8 million shares of the 12 million repurchase authorization. We anticipate that we will repurchase a significant portion of the remainder of the approved repurchase program, 9.2 million shares, in second quarter 2005. It is likely that a significant portion of this repurchase will be funded from the proceeds of the settlement of the equity purchase contracts.

     We have interest rate and commodity derivative instruments outstanding at year-end 2004. The interest rate instruments expire in 2008 and the majority of the commodity instruments expire in 2005. These instruments are non-exchange traded and are valued using either third-party resources or models. At first quarter-end 2005, the aggregate fair value of all derivatives was a $4 million liability consisting of $4 million of liabilities for our interest rate swaps and an immaterial asset for our two commodity instruments.

Financial Services Liquidity

     Our sources of short-term funding are our operating cash flows, new deposits, borrowings under our existing agreements and, if necessary, sales of assets. Assets that can be readily converted to cash, or against which we can readily borrow, include short-term investments, loans, mortgage loans held for sale, and securities. At first quarter-end 2005, we had available liquidity of $3.7 billion.

Off-Balance Sheet Arrangements

Parent Company

     In first quarter 2005, there were no significant changes in parent company off-balance arrangements from that disclosed in our Annual Report on Form 10-K for the year 2004.

Financial Services

     We enter into commitments to extend credit for loans, leases, and letters of credit in the normal course of our business. These commitments carry substantially the same risk as loans. We generally require collateral upon funding of these commitments, the receipt of which provides assets that generally increase our liquidity by increasing our borrowing capacity. These commitments normally include provisions allowing us to exit the commitment under certain circumstances. At first quarter-end 2005, our off-balance sheet unfunded arrangements consist of:

(In millions)
Single-family mortgage loans	$264
Unused lines of credit	1,890
Unfunded portion of loan commitments	3,177
Other loan commitments	609
Letters of credit	373

Total	$6,313

Capital Adequacy and Other Regulatory Matters

     At first quarter-end 2005, Guaranty met or exceeded all applicable regulatory capital requirements. We expect to maintain Guaranty’s capital at a level that exceeds the minimum required for designation as “well capitalized” under the capital adequacy regulations of the Office of Thrift Supervision (OTS). From time to time, the parent company may make capital contributions to or receive dividends from Guaranty.

     Selected financial and regulatory capital data for Guaranty and its consolidated subsidiaries follows:

	First
	Quarter-End	Year-End
	2005	2004
	(In millions)
Balance sheet data:
Total assets	$15,594	$16,065
Total deposits	9,129	8,964
Shareholder’s equity	1,022	997

		Regulatory	For Categorization as
	Actual	Minimum	“Well Capitalized”
Regulatory capital ratios:
Tangible capital	7.16%	2.00%	N/A
Leverage capital	7.16%	4.00%	5.00%
Risk-based capital	11.02%	8.00%	10.00%

     Guaranty has implemented the corrective actions necessitated by the OTS consent order we previously disclosed.

Accounting Policies

Critical Accounting Estimates

     In first quarter 2005, the only change in our critical accounting estimates from those we identified in our Annual Report on Form 10-K for the year 2004 was the elimination of accounting for mortgage servicing rights, as a result of the previously disclosed sale of our third-party mortgage servicing portfolio in late 2004.

Change in Method of Accounting for Inventories

     In January 2005, we changed our method of accounting for our corrugated packaging inventories from the LIFO method to the average cost method, which approximates FIFO. As a result of our ongoing efforts to reduce cost permanently and increase asset utilization, we believe the average cost method is preferable because it: (i) increases the transparency of our financial reporting through a more balanced income statement and balance sheet presentation; (ii) results in the valuation of all of our inventories at current cost in our financial statements; and (iii) conforms all of our inventories to a single method of accounting.

     As a result, at the beginning of first quarter 2005, we increased beginning inventories $25 million, increased our income tax liability by $10 million and increased retained earnings by $15 million. In addition, as required by generally accepted accounting principles, we have retrospectively applied the average cost method to our prior period income statements and segment operating results, the effect of which is summarized as follows:

	Corrugated Packaging		Income from Continuing
	Segment Operating Income		Operations		Per Diluted Share
	As	Retrospective	As	Retrospective		Retrospective
	Reported	Application	Reported	Application	As Reported	Application
			(In millions, except per share)
2004
First quarter	$10	$8	$13	$12	$0.12	$0.11
Second quarter	26	24	55	54	0.49	0.48
Third quarter	42	40	40	39	0.36	0.35
Fourth quarter	27	24	54	52	0.47	0.45

Year	$105	$96	$162	$157	$1.44	$1.39

Pending Accounting Pronouncements

     In April 2005, the Securities and Exchange Commission adopted a rule delaying the effective date of FASB SFAS No. 123 (revised December 2004), Share Based Payment, which requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on their estimated fair value. As a result of this rule, SFAS No. 123R will now be effective for us beginning first quarter 2006.

Pension and Postretirement Matters

     We made a voluntary, discretionary contribution of $15 million to the defined benefit pension plans in first quarter 2005, and it is likely that we will make additional voluntary, discretionary contributions to the defined benefit plans in the remainder of 2005 of $45 million, $15 million per quarter.

Energy and the Effects of Inflation

     Energy costs were $77 million in first quarter 2005 compared with $70 million in first quarter 2004. Our energy costs fluctuate based on the market prices we pay for these commodities and on the amount and mix of the types of fuel we may use. We hedge very little of our energy needs. It is likely that these costs will continue to fluctuate during 2005.

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

     Since we filed our Annual Report on Form 10-K for the year ended January 1, 2005, there have been no material developments in pending legal proceedings other than disclosed below.

     As we have previously reported, on May 14, 1999, two of our subsidiaries were named as defendants in a consolidated class action complaint that alleged a civil violation of Section 1 of the Sherman Act. We executed a settlement agreement on April 11, 2003, with the representatives of the class, which received final approval by the trial court. We paid a total of $8 million into escrow to fulfill the terms of the class action settlement.

     Twelve individual complaints containing allegations similar to those in the class action have been filed by certain opt-out plaintiffs and over 3,000 of their named subsidiaries against the original defendants in the class action. As a result of our periodic assessment of loss contingencies, we increased our reserve for this matter by $7 million in first quarter 2005. We continue to believe that the plaintiffs’ allegations in the opt-out litigation have no merit and are vigorously defending against the suits.

Calculation of Non-GAAP Financial Measure

	Parent	Corrugated	Forest	Financial
	Company	Packaging	Products	Services
	(Dollars in millions)
First Quarter 2005
Return
Operating income or segment operating income determined in accordance with GAAP	$101 (a)	$50	$54	$47
Adjustments for significant unusual items	––	N/A	N/A	N/A

As defined	$101	$50	$54	$47

Investment
Beginning of year total assets, segment assets or investment in financial services determined in accordance with GAAP	$4,900	$2,431	$1,006	$1,121
Adjustments:
Current liabilities (excluding current portion of long-term debt)	(510)	(326)	(71)	––
Assets held for sale	(34)	N/A	N/A	N/A
Municipal bonds related to capital leases	(188)	N/A	N/A	N/A

As defined	$4,168	$2,105	$935	$1,121

ROI, annualized	9.7%	9.5%	23.1%	16.8%

First Quarter 2004
Return
Operating income or segment operating income determined in accordance with GAAP	$51 (a)	$8	$32	$53
Adjustments for significant unusual items	––	N/A	N/A	N/A

As defined	$51	$8	$32	$53

Investment
Beginning of year total assets, segment assets or investment in financial services determined in accordance with GAAP	$4,861	$2,374	$1,035	$1,123
Adjustments:
Current liabilities (excluding current portion of long-term debt)	(503)	(323)	(57)	––
Assets held for sale	(50)	N/A	N/A	N/A
Municipal bonds related to capital leases	(188)	N/A	N/A	N/A

As defined	$4,120	$2,051	$978	$1,123

ROI, annualized	5.0%	1.6%	13.1%	18.9%

(a)	Net of expenses not allocated to segments of $50 million in 2005 and $42 million in 2004.

STATISTICAL AND OTHER DATA

Parent Company

     Revenues and unit sales of our manufacturing subsidiaries, excluding joint venture operations follows:

	First Quarter
	2005	2004
	(Dollars in millions)
Revenues
Corrugated Packaging
Corrugated packaging	$691	$637
Linerboard	27	36

Total	$718	$673

Forest Products
Pine lumber	$89	$79
Particleboard	54	44
Medium density fiberboard	31	25
Gypsum wallboard	31	23
Fiberboard	19	17
Other	25	32

Total	$249	$220

Unit sales
Corrugated Packaging
Corrugated packaging, thousands of tons	857	841
Linerboard, thousands of tons	69	112

Total, thousands of tons	926	953

Forest Products
Pine lumber, million board feet	235	236
Particleboard, million square feet	173	160
Medium density fiberboard, million square feet	67	57
Gypsum wallboard, million square feet	207	171
Fiberboard, million square feet	107	97

Financial Services

     The following table summarizes the composition of our loan portfolio:

	First Quarter-End
			Year-End
	2005	2004	2004
		(In millions)
Single-family mortgage	$3,598	$3,351	$3,560
Single-family mortgage warehouse	573	345	580
Single-family construction	1,515	964	1,303
Multifamily and senior housing	1,375	1,756	1,454

Total residential housing	7,061	6,416	6,897
Commercial real estate	665	974	709
Commercial and business	762	601	746
Energy lending	729	618	717
Asset-based lending and leasing	410	467	428
Consumer and other	213	176	206

Total loans	9,840	9,252	9,703
Less allowance for loan losses	(82)	(113)	(85)

Loans receivable, net	$9,758	$9,139	$9,618

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

     Our current level of interest rate risk is primarily due to the lending and funding activities of our financial services segment. The following table illustrates the estimated effect on our pre-tax income of immediate, parallel and sustained shifts in interest rates for the next 12-months at first quarter-end 2005, with comparative year-end 2004 information. This estimate considers the effect of changing prepayment speeds, repricing characteristics and average balances over the next 12 months.

	Increase (Decrease) in Income Before Income Taxes
	First Quarter-End 2005		Year-End 2004
	Parent	Financial	Parent	Financial
	Company	Services	Company	Services
		(In millions)
Change in Interest Rates
+2%	$(3)	$(22)	$1	$(21)
+1%	(2)	(2)	––	(1)
-1%	2	(36)	––	(34)

     We did not present a two percent interest rate decrease because of the current low interest rate environment. The analysis assumes that debt reductions from contractual payments will be replaced with short-term variable rate debt; however, that may not be the financing alternative we choose to follow.

     Parent company interest rate risk is related to our long-term debt and our interest rate swap. The change in sensitivity since year-end 2004 is due to an increase in variable rate debt. Additionally, changes in interest rates will affect the value of the interest rate swap agreements (currently $50 million notional amount). We believe that any changes in value would not be significant.

     Our financial services segment is subject to interest rate risk to the extent interest-earning assets and interest-bearing liabilities repay or reprice at different times or in differing amounts or both. Our financial services segment’s interest rate sensitivity has not changed significantly from year-end 2004.

Foreign Currency Risk

     In first quarter 2005, there were no significant changes in foreign currency risk from that disclosed in our Annual Report on Form 10-K for the year 2004.

Commodity Price Risk

     In first quarter 2005, there were no significant changes in commodity price risk from that disclosed in our Annual Report on Form 10-K for the year 2004.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

     Our chief executive officer and chief financial officer, based on their evaluation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that our disclosure controls and procedures are adequate and effective to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in internal control over financial reporting.

     There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

     The information set forth in Note G of the Notes to Consolidated Financial Statements in Part I of this report is incorporated by reference thereto.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities(1)(2)

				Maximum
			Total Number	Number of
			of Shares	Shares That
			Purchased as	May Yet be
		Average	Part of Publicly	Purchased
	Total Number	Price	Announced	Under the
	of Shares	Paid per	Plans or	Plans
Period	Purchased	Share	Programs	or Programs
Month 1(1/2/2005 –1/29/2005)	None	N/A	N/A	12,000,000
Month 2(1/30/2005 – 2/26/2005)	600,000	$38.01	600,000	11,400,000
Month 3(2/27/2005 – 4/2/2005)	2,200,000	$36.93	2,200,000	9,200,000

Total	2,800,000	$37.16	2,800,000

(1)	On February 4, 2005, the Company announced that the Board of Directors authorized the repurchase of up to 12,000,000 shares of the common stock of the Company. The plan has no expiration date. The Company has no other repurchase plans or programs. The Company has no plans or programs that expired during the period covered by the table above and no plans or programs that it intends to terminate prior to expiration or under which it no longer intends to make further purchases.

(2)	The amounts in the table above have been adjusted to reflect a two-for-one stock split on April 1, 2005, for shareholders of record on March 1, 2005.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 5. Other Information.

     None.

Item 6. Exhibits.

     Exhibits.

18.1 – Letter from Ernst & Young LLP regarding change in accounting principle.

31.1 – Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 – Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 – Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 – Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEMPLE-INLAND INC. (Registrant)

Dated: May 10, 2005	By	/s/ Louis R. Brill

Louis R. Brill Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Description	Page No.
18.1	Letter from Ernst & Young LLP regarding change in accounting principle	40

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	41

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	43

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	45

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	46