Form 10-Q
period 2005-07-02
TEMPLE INLAND INC
filed 2005-08-08
CIK 731939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended July 2, 2005
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From to
Commission File Number: 001-08634
Temple-Inland Inc.
(Exact name of registrant as specified in its charter)

Delaware	75-1903917
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)
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
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     ☑  Yes          ☐  No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of common shares outstanding
Class	as of July 2, 2005

Common Stock (par value $1.00 per share)	112,982,776

Page 1 of 47	The Exhibit Index is page 41.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEET
TEMPLE-INLAND INC. AND SUBSIDIARIES
Second Quarter-End 2005
Unaudited

	Parent	Financial
	Company	Services	Consolidated
	(In millions, except share data)
ASSETS
Cash and cash equivalents	$5	$418	$423
Trade receivables, less allowance of $15	471	—	471
Inventories	424	—	424
Timber and timberland	498	—	498
Loans held for sale	—	315	315
Loans, net of allowance for loan losses of $78	—	9,954	9,954
Securities available-for-sale	—	1,025	1,025
Securities held-to-maturity	—	3,506	3,506
Property, premises, and equipment	1,683	174	1,857
Goodwill	236	164	400
Prepaid expenses and other assets	423	587	960
Investment in financial services	1,158	—	—

TOTAL ASSETS	$4,898	$16,143	$19,833

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable, accrued expenses, and other liabilities	$698	$185	$868
Long-term debt and other borrowings	1,500	205	1,705
Deposits	—	9,027	9,027
Federal Home Loan Bank borrowings	—	5,019	5,019
Securities sold under repurchase agreements	—	40	40
Obligations to settle trade date securities	—	204	204
Deferred income taxes	139	—	104
Pension liability	283	—	283
Postretirement benefits	143	—	143
Preferred stock issued by subsidiaries	—	305	305

TOTAL LIABILITIES	2,763	14,985	17,698

SHAREHOLDERS’ EQUITY
Preferred stock — par value $1 per share:
authorized 25,000,000 shares; none issued			—
Common stock — par value $1 per share: authorized 200,000,000 shares; issued 123,605,344 shares, including shares held in the treasury			124
Additional paid-in capital			463
Accumulated other comprehensive loss			(190)
Unearned stock-based compensation			(34)
Retained earnings			2,129

			2,492
Cost of shares held in the treasury: 10,622,568 shares			(357)

TOTAL SHAREHOLDERS’ EQUITY			2,135
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY			$19,833

See the notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET
TEMPLE-INLAND INC. AND SUBSIDIARIES
Year-End 2004
Unaudited

	Parent	Financial
	Company	Services	Consolidated
	(In millions, except share data)
ASSETS
Cash and cash equivalents	$9	$363	$372
Trade receivables, less allowances of $16	404	—	404
Inventories	427	—	427
Timber and timberland	496	—	496
Loans held for sale	—	510	510
Loans, net of allowance for loan losses of $85	—	9,618	9,618
Securities available-for-sale	—	1,118	1,118
Securities held-to-maturity	—	3,864	3,864
Property, premises, and equipment	1,738	167	1,905
Goodwill	236	152	388
Prepaid expenses and other assets	469	658	1,042
Investment in financial services	1,121	—	—

TOTAL ASSETS	$4,900	$16,450	$20,144

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable, accrued expenses, and other liabilities	$740	$350	$1,052
Long-term debt and other borrowings	1,485	206	1,691
Deposits	—	8,964	8,964
Federal Home Loan Bank borrowings	—	4,717	4,717
Securities sold under repurchase agreements	—	787	787
Deferred income taxes	136	—	89
Pension liability	289	—	289
Postretirement benefits	143	—	143
Preferred stock issued by subsidiaries	—	305	305

TOTAL LIABILITIES	2,793	15,329	18,037

SHAREHOLDERS’ EQUITY
Preferred stock — par value $1 per share:
authorized 25,000,000 shares; none issued			—
Common stock — par value $1 per share: authorized 200,000,000 shares; issued 122,779,104 shares, including shares held in the treasury			123
Additional paid-in capital			377
Accumulated other comprehensive loss			(192)
Unearned stock-based compensation			(27)
Retained earnings			2,067

			2,348
Cost of shares held in the treasury: 10,592,914 shares			(241)

TOTAL SHAREHOLDERS’ EQUITY			2,107

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY			$20,144

     Common stock and additional paid-in capital and common shares issued and held in treasury have been adjusted to reflect our two-for-one stock split on April 1, 2005.
See the notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
TEMPLE-INLAND INC. AND SUBSIDIARIES
Unaudited

	Second Quarter			First Six Months
	2005		2004	2005	2004
	(In millions, except share and per share amounts)
REVENUES
Manufacturing	$1,003		$940	$1,970	$1,833
Financial services	252		278	488	539

	1,255		1,218	2,458	2,372

COSTS AND EXPENSES
Manufacturing	(944)		(875)	(1,857)	(1,770)
Financial services	(201)		(219)	(390)	(427)

	(1,145)		(1,094)	(2,247)	(2,197)

OPERATING INCOME	110		124	211	175
Parent company interest	(27)		(34)	(55)	(66)
Other non-operating income (expense)	1		(2)	2	(2)

INCOME BEFORE INCOME TAXES	84		88	158	107
Income tax expense	(16)		(34)	(45)	(41)

INCOME FROM CONTINUING OPERATIONS	68		54	113	66
Discontinued operations	1		1	1	1

NET INCOME	$69		$55	$114	$67

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	113.7		111.2	113.2	110.6
Diluted	115.0		112.4	115.4	111.8

EARNINGS PER SHARE
Basic:
Income from continuing operations	$0.60		$0.49	$1.00	$0.60
Discontinued operations	0.01		0.01	0.01	0.01

Net income	$0.61		$0.50	$1.01	$0.61

Diluted:
Income from continuing operations	$0.59		$0.48	$0.98	$0.59
Discontinued operations	0.01		0.01	0.01	0.01

Net income	$0.60		$0.49	$0.99	$0.60

DIVIDENDS PAID PER SHARE OF COMMON STOCK	$0.22	½	$0.18	$0.45	$0.36
See the notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
TEMPLE-INLAND INC. AND SUBSIDIARIES
Unaudited

	First Six Months
	2005	2004
	(In millions)
CASH PROVIDED BY (USED FOR) OPERATIONS
Net income	$114	$67
Adjustments:
Depreciation and amortization	125	127
Amortization and accretion of financial instruments	7	9
Amortization and impairment of servicing rights	—	13
Provision for credit losses	10	(4)
Deferred income taxes	13	32
Other non-cash charges and (credits), net	59	60
Net assets of discontinued operations	—	(9)
Other	(38)	3
Changes in:
Trade receivables	(72)	(78)
Inventories	—	2
Prepaid expenses and other assets	25	6
Accounts payable and accrued expenses	(19)	(14)
Loans held for sale, originations	(1,366)	(3,932)
Loans held for sale, sales	1,548	3,902
Collections on loans serviced for others, net	(119)	(1)

	287	183

CASH PROVIDED BY (USED FOR) INVESTING
Capital expenditures	(127)	(82)
Sale of non-strategic assets and operations	31	61
Securities available-for-sale, net	98	129
Securities held-to-maturity, net	614	267
Loans originated or acquired, net of principal collected	(392)	(448)
Sales of loans and mortgage servicing rights	46	35
Acquisitions, net of cash acquired, and joint ventures	(22)	(18)
Other	12	42

	260	(14)

CASH PROVIDED BY (USED FOR) FINANCING
Additions to debt	6	183
Payments of debt	(356)	(396)

Borrowings under revolving credit arrangements, net	50	—
Payments of other long-term liabilities	—	(64)
Deposits, net	64	116
Repurchase agreements and short-term borrowings, net	(132)	(8)
Cash dividends paid to shareholders	(52)	(40)
Repurchase of common stock	(435)	—
Exercise of stock options	35	49
Settlement of equity purchase contracts	345	—
Other	(21)	12

	(496)	(148)

Net increase (decrease) in cash and cash equivalents	51	21
Cash and cash equivalents at beginning of period	372	399

Cash and cash equivalents at end of period	$423	$420

See the notes to consolidated financial statements.

SUMMARIZED BALANCE SHEETS
PARENT COMPANY (TEMPLE-INLAND INC. AND ITS MANUFACTURING SUBSIDIARIES)
Unaudited

	Second
	Quarter-
	End	Year-End
	2005	2004
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$5	$9
Trade receivables, less allowances of $15 in 2005 and $16 in 2004	471	404
Inventories:
Finished goods and work in process	96	129
Raw materials	245	216
Supplies	83	82

Total inventories	424	427
Prepaid expenses and other	58	98

Total current assets	958	938
Investment in Financial Services	1,158	1,121
Timber and Timberland	498	496
Property and Equipment
Land and buildings	630	637
Machinery and equipment	3,300	3,327
Construction in progress	124	86
Less allowances for depreciation	(2,371)	(2,312)

Total property and equipment	1,683	1,738
Goodwill	236	236
Assets Held for Sale	34	34
Other Assets	331	337

TOTAL ASSETS	$4,898	$4,900

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$195	$220
Accrued employee compensation and benefits	72	93
Accrued interest	22	24
Accrued property taxes	21	21
Other accrued expenses	144	145
Liabilities of discontinued operations	7	7
Current portion of long-term debt	3	3

Total current liabilities	464	513
Long-Term Debt	1,500	1,485
Deferred Income Taxes	139	136
Pension Liability	283	289
Postretirement Benefits	143	143
Other Long-Term Liabilities	234	227

Total liabilities	2,763	2,793
Shareholders’ Equity	2,135	2,107

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,898	$4,900

See the notes to consolidated financial statements.

SUMMARIZED STATEMENTS OF INCOME
PARENT COMPANY (TEMPLE-INLAND INC. AND ITS MANUFACTURING SUBSIDIARIES)
Unaudited

	Second Quarter		First Six Months
	2005	2004	2005	2004
		(In millions)
NET REVENUES	$1,003	$940	$1,970	$1,833

COSTS AND EXPENSES
Cost of sales	(849)	(811)	(1,676)	(1,618)
Selling	(25)	(24)	(50)	(51)
General and administrative	(52)	(42)	(97)	(87)
Other operating income (expense)	(18)	2	(34)	(14)

	(944)	(875)	(1,857)	(1,770)

	59	65	113	63
FINANCIAL SERVICES EARNINGS	51	59	98	112

OPERATING INCOME	110	124	211	175
Interest expense	(27)	(34)	(55)	(66)
Other non-operating income (expense)	1	(2)	2	(2)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	84	88	158	107
Income tax expense	(16)	(34)	(45)	(41)

INCOME FROM CONTINUING OPERATIONS	68	54	113	66
Discontinued operations	1	1	1	1

NET INCOME	$69	$55	$114	$67

See the notes to consolidated financial statements.

SUMMARIZED STATEMENTS OF CASH FLOWS
PARENT COMPANY (TEMPLE-INLAND INC. AND ITS MANUFACTURING SUBSIDIARIES)
Unaudited

	First Six Months
	2005	2004
	(In millions)
CASH PROVIDED BY (USED FOR) OPERATIONS
Net income	$114	$67
Adjustments:
Depreciation and amortization	111	111
Non-cash stock based compensation	16	19
Non-cash pension and postretirement expense	29	30
Cash contribution to pension and postretirement plans	(34)	(8)
Deferred income taxes	4	28
Net earnings of financial services	(61)	(70)
Dividends from financial services	25	70
Earnings of joint ventures	(19)	(10)
Dividends from joint ventures	18	3
Other non-cash charges	33	21
Net assets of discontinued operations	—	(9)
Other	—	(5)
Changes in:
Trade receivables	(72)	(78)
Inventories	—	2
Prepaid expenses and other assets	25	6
Accounts payable and accrued expenses	(19)	(14)

	170	163

CASH PROVIDED BY (USED FOR) INVESTING
Capital expenditures	(114)	(64)
Sales of non-strategic assets and operations	31	61
Proceeds from sale of property and equipment	4	—
Acquisitions, net of cash acquired, and joint ventures	(3)	(3)

	(82)	(6)

CASH PROVIDED BY (USED FOR) FINANCING
Payments of debt	(35)	(55)
Borrowings under revolving credit arrangements, net	50	—
Payments of other long-term liabilities	—	(64)
Cash dividends paid to shareholders	(52)	(40)
Repurchase of common stock	(435)	—
Exercise of options	35	49
Settlement of equity purchase contracts	345	—

	(92)	(110)

Net increase (decrease) in cash and cash equivalents	(4)	47
Cash and cash equivalents at beginning of period	9	20

Cash and cash equivalents at end of period	$5	$67

See the notes to consolidated financial statements.

SUMMARIZED BALANCE SHEETS
FINANCIAL SERVICES
Unaudited

	Second
	Quarter-	Year-End
	End 2005	2004
	(In millions)
ASSETS
Cash and cash equivalents	$418	$363
Loans held for sale	315	510
Loans, net of allowance for losses of $78 in 2005 and $85 in 2004	9,954	9,618
Securities available-for-sale	1,025	1,118
Securities held-to-maturity	3,506	3,864
Real estate	252	253
Premises and equipment, net	174	167
Accounts, notes, and accrued interest receivable	113	170
Goodwill	164	152
Other assets	222	235

TOTAL ASSETS	$16,143	$16,450

LIABILITIES AND SHAREHOLDER’S EQUITY
Deposits	$9,027	$8,964
Federal Home Loan Bank borrowings	5,019	4,717
Securities sold under repurchase agreements	40	787
Obligations to settle trade date securities	204	—
Other liabilities	185	350
Other borrowings	205	206
Preferred stock issued by subsidiaries	305	305

TOTAL LIABILITIES	14,985	15,329
Shareholder’s Equity	1,158	1,121

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$16,143	$16,450

See the notes to consolidated financial statements.

SUMMARIZED STATEMENTS OF INCOME
FINANCIAL SERVICES
Unaudited

	Second Quarter		First Six Months
	2005	2004	2005	2004
		(In millions)
INTEREST INCOME
Loans and loans held for sale	$142	$118	$271	$232
Securities available-for-sale	15	14	30	29
Securities held-to-maturity	30	43	64	89
Other earning assets	1	—	2	1

Total interest income	188	175	367	351

INTEREST EXPENSE
Deposits	(45)	(33)	(84)	(67)
Borrowed funds	(48)	(43)	(94)	(85)

Total interest expense	(93)	(76)	(178)	(152)

NET INTEREST INCOME	95	99	189	199
(Provision) credit for credit losses	(8)	4	(10)	4

NET INTEREST INCOME AFTER (PROVISION) CREDIT FOR CREDIT LOSSES	87	103	179	203

NONINTEREST INCOME
Service charges on deposits	11	11	21	20
Insurance commissions and fees	18	13	31	24
Real estate operations	14	20	28	35
Loan origination and sale of loans	8	46	14	83
Operating lease income	2	3	3	6
Loan servicing fees	—	8	1	16
Amortization and impairment of servicing rights	—	(6)	—	(13)
Other	11	8	23	17

Total noninterest income	64	103	121	188

NONINTEREST EXPENSE
Compensation and benefits	(45)	(74)	(92)	(144)
Insurance operations, other than compensation	(2)	(2)	(4)	(3)
Real estate operations, other than compensation	(6)	(12)	(12)	(20)
Occupancy	(7)	(7)	(14)	(15)
Data processing	(4)	(5)	(8)	(9)
Other	(36)	(47)	(72)	(88)

Total noninterest expense	(100)	(147)	(202)	(279)

INCOME BEFORE INCOME TAXES	51	59	98	112

Income tax expense	(19)	(22)	(37)	(42)

NET INCOME	$32	$37	$61	$70

See the notes to consolidated financial statements.

SUMMARIZED STATEMENTS OF CASH FLOWS
FINANCIAL SERVICES
Unaudited

	First Six Months
	2005	2004
	(In millions)
CASH PROVIDED BY (USED FOR) OPERATIONS
Net income	$61	$70
Adjustments:
Depreciation	11	12
Depreciation of leased assets	3	4
Provision (credit) for credit losses	10	(4)
Amortization and accretion of financial instruments	7	9
Deferred income taxes	9	4
Amortization and impairment of servicing rights	—	13
Changes in:
Loans held for sale, originations	(1,366)	(3,932)
Loans held for sale, sales	1,548	3,902
Collections on loans serviced for others, net	(119)	(1)
Other	(22)	13

	142	90

CASH PROVIDED BY (USED FOR) INVESTING
Purchases of securities available-for-sale	—	(28)
Principal payments and maturities of securities available-for-sale	98	157
Purchases of securities held-to-maturity	(3)	(666)
Principal payments and maturities of securities held-to-maturity	617	933
Loans originated or acquired, net of collections	(392)	(448)
Mortgage servicing rights	46	—
Sales of loans	—	35
Acquisitions, net of cash acquired	(19)	(15)
Capital expenditures	(13)	(18)
Other	8	42

	342	(8)

CASH PROVIDED BY (USED FOR) FINANCING
Deposits, net	64	116
Repurchase agreements and short-term borrowings, net	(132)	(8)
Additions to debt and long-term FHLB borrowings	6	183
Payments of debt and long-term FHLB borrowings	(321)	(341)
Dividends paid to parent company	(25)	(70)
Other	(21)	12

	(429)	(108)

Net increase (decrease) in cash and cash equivalents	55	(26)
Cash and cash equivalents at beginning of period	363	379

Cash and cash equivalents at end of period	$418	$353

See the notes to consolidated financial statements.

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note A — Basis of Presentation
     Our consolidated financial statements are our primary financial statements and include the accounts of Temple-Inland Inc. and our manufacturing and financial services subsidiaries and variable interest entities of which we are the primary beneficiary. We also present as an integral part of the consolidated financial statements, summarized financial statements of Temple-Inland and our manufacturing subsidiaries, which we refer to as the parent company summarized financial statements, and summarized financial statements of our financial services subsidiaries. We do so in order to provide a clearer presentation of our different businesses and because almost all of the net assets invested in financial services are subject to regulatory rules and restrictions including restrictions on the payment of dividends to the parent company. As a result, all consolidated assets are not available to satisfy all consolidated liabilities.
     You should read our parent company summarized financial statements and financial services summarized financial statements along with these consolidated financial statements. Our parent company financial statements reflect our financial services subsidiaries using the equity method.
     We prepared these unaudited interim financial statements in accordance with generally accepted accounting principles and Securities and Exchange Commission requirements for interim financial statements. As a result, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in our opinion, all adjustments considered necessary for a fair presentation have been included. These adjustments are normal recurring accruals except as noted. These interim operating results are not necessarily indicative of the results that may be expected for the entire year. For further information, you should read the financial statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2005.
     We have reclassified some prior year amounts to conform to this year’s classifications.
Note B — Earnings Per Share
     We computed earnings per share using the following denominators:

	Second Quarter		First Six Months
	2005	2004	2005	2004
		(In millions)
Denominator for basic earnings per share, weighted average common shares outstanding	113.7	111.2	113.2	110.6
Dilutive effect of:
Equity purchase contracts	—	—	0.7	—
Stock options	1.3	1.2	1.5	1.2

Denominator for diluted earnings per share	115.0	112.4	115.4	111.8

     Basic and diluted weighted average shares outstanding have been adjusted to reflect our two-for-one stock split on April 1, 2005.
     Some equity purchase contracts were settled in first quarter 2005, and as a result, we issued 826,240 shares of common stock based on an applicable price of $31.72 per share and received $26 million in cash. We settled the remaining equity purchase contracts in May 2005, and as a result, we issued 10,049,535 shares of common stock based on an applicable price of $31.72 per share and we received $319 million in cash. We have now completed our obligations under the equity purchase contracts we issued in May 2002.

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     At second quarter-end 2005, we had repurchased 12 million shares of common stock for $435 million cash under a February 4, 2005 Board of Director’s authorization to repurchase up to 12 million shares. We repurchased 9.2 million shares for $331 million in second quarter 2005 with the balance of 2.8 million shares purchased in first quarter 2005 for $104 million. The repurchased shares were added to treasury shares at an average cost of $36.25 per share.
Note C — Comprehensive Income
     Comprehensive income consists of:

	Second Quarter		First Six Months
	2005	2004	2005	2004
		(In millions)
Net income	$69	$55	$114	$67
Other comprehensive income (loss), net of taxes:
Unrealized gains (losses) on:
Available-for-sale securities	3	(1)	—	(3)
Derivative instruments	(1)	4	(1)	4
Foreign currency translation adjustments	3	(1)	3	(1)

Other comprehensive income	5	2	2	—

Comprehensive income	$74	$57	$116	$67

     At second quarter-end 2005, the fair value of our interest rate derivative instruments was a $4 million liability, of which $2 million is related to an instrument designated as a cash flow hedge and $2 million is related to an instrument not designated as a hedge. Changes in the fair value of the cash flow hedge decreased other comprehensive income by less than $1 million in second quarter 2005 and $1 million in first six months 2005. Changes in the fair value of the other instrument are included in other non-operating income (expense) and resulted in an immaterial gain in second quarter 2005 and a $1 million gain in first six months 2005. Our linerboard and OCC derivative instruments expired in April 2005.
     The fair value of financial services’ interest rate lock commitments and forward sales of loans and securities was a liability of $0.6 million at second quarter-end 2005.
Note D — Segment Information
     We have three reportable segments: corrugated packaging, forest products, and financial services. Corrugated packaging manufactures linerboard and corrugating medium that it converts into corrugated packaging. Forest products manages our timber resources and manufactures a variety of building products. Financial services operates a savings bank and an insurance agency and engages in real estate development activities.
     We evaluate segment performance based on return on investment (ROI). We define ROI as segment operating income divided by segment assets less segment current liabilities. Segment operating income is income before unallocated expenses and income taxes. Unallocated expenses represent expenses managed on a company-wide basis and include corporate general and administrative expense, other operating and non-operating income (expense), and parent company interest expense. Other operating income (expense) includes gain or loss on sale of assets, asset impairments and expenses associated with consolidation initiatives, and facility closures. The accounting policies of the segments are the same as those described in the accounting policy notes to the financial statements.

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

				Unallocated
	Corrugated	Forest	Financial	Expenses and
	Packaging	Products	Services	Eliminations		Total

For Second Quarter 2005			(In millions)
Revenues from external customers	$738	$265	$252	$—		$1,255
Depreciation and amortization	39	13	7	4		63
Income (loss) before taxes	58	58	51	(83	)(a)	84
Financial services, net interest income	—	—	95	—		95
Capital expenditures	36	15	6	6		63

For First Six Months 2005 or at Second Quarter-End 2005
Revenues from external customers	$1,456	$514	$488	$—		$2,458
Depreciation and amortization	79	26	14	6		125
Income (loss) before taxes	108	112	98	(160	)(b)	158
Financial services, net interest income	—	—	189	—		189
Total assets	2,432	972	16,143	286		19,833
Capital expenditures	75	29	13	10		127
Goodwill	236	—	164	—		400

For Second Quarter 2004
Revenues from external customers	$687	$253	$278	$—		$1,218
Depreciation and amortization	40	13	8	2		63
Income (loss) before taxes	24	65	59	(60	)(c)	88
Financial services, net interest income	—	—	99	—		99
Capital expenditures	23	11	9	2		45

For First Six Months 2004 or at Second Quarter-End 2004
Revenues from external customers	$1,360	$473	$539	$—		$2,372
Depreciation and amortization	79	28	16	4		127
Income (loss) before taxes	32	97	112	(134	)(d)	107
Financial services, net interest income	—	—	199	—		199
Total assets	2,337	1,021	17,013	354		20,725
Capital expenditures	41	19	18	4		82
Goodwill	235	—	158	—		393

(a)	Includes other operating expenses for second quarter 2005 of $29 million, which consists of a $28 million charge associated with converting and production facility closures or sales and $1 million of other charges. Of these amounts, $2 million applies to corrugated packaging and $27 million applies to forest products.

(b)	Includes other operating expenses for first six months 2005 of $53 million, which consists of a $39 million charge associated with converting and production facility closures or sales, an $8 million charge related to antitrust litigation, a $4 million charge associated with the 2005 proxy contest, and $2 million of other charges. Of these amounts, $20 million applies to corrugated packaging, $27 million applies to forest products, and $6 million does not apply to a business segment.

(c)	Includes other operating expenses for second quarter 2004 of $5 million, which consists of a $3 million charge associated with converting and production facility closures, a $1 million charge related to consolidation and supply chain initiatives, and $1 million of other charges. Of these amounts, $4 million applies to corrugated packaging and $1 million does not apply to a business segment.

(d)	Includes other operating expenses for first six months 2004 of $24 million, which consists of a $17 million charge associated with converting and production facility closures, a $6 million charge related to consolidation and supply chain initiatives, and $1 million of other charges. Of these amounts, $6 million applies to corrugated packaging, $12 million applies to forest products, and $6 million does not apply to a business segment.

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note E — Employee Benefit Plans
     The components of net periodic benefit cost of our defined benefit pension plans are:

	Second Quarter		First Six Months
	2005	2004	2005	2004
		(In millions)
Service costs	$6	$6	$13	$12
Interest cost on projected benefit obligation	18	18	36	36
Expected return on plan assets	(18)	(17)	(36)	(34)
Amortization of prior service costs	—	—	—	—
Amortization of net loss	6	6	12	12

Net periodic benefit cost	$12	$13	$25	$26

     In second quarter 2005, we made a $15 million voluntary, discretionary contribution to our defined benefit pension plans. We made a similar contribution in first quarter 2005.
     The components of net periodic benefit cost of our postretirement benefit plans are:

	Second Quarter		First Six Months
	2005	2004	2005	2004
		(In millions)
Service costs	$1	$1	$2	$2
Interest cost on projected benefit obligation	2	2	4	4
Expected return on plan assets	—	—	—	—
Amortization of prior service costs	(1)	(1)	(2)	(2)
Amortization of net loss	—	—	—	—

Net periodic benefit cost	$2	$2	$4	$4

Note F — Stock-Based Compensation
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

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Second Quarter		First Six Months
	2005	2004	2005	2004
		(In millions)
Net income, as reported	$69	$55	$114	$67
Add: Stock-based compensation expense, net of related tax effects, included in the determination of reported net income	7	4	13	13
Deduct: Total stock-based compensation expense, net of related tax effects, determined under the fair value based method for all awards	(8)	(7)	(15)	(18)

Pro forma net income	$68	$52	$112	$62

Earnings per share:
Basic, as reported	$0.61	$0.50	$1.01	$0.61
Basic, pro forma	$0.60	$0.46	$0.99	$0.55

Diluted, as reported	$0.60	$0.49	$0.99	$0.60
Diluted, pro forma	$0.59	$0.46	$0.97	$0.55
Note G — Contingencies
     We are involved in various legal proceedings that arise from time to time in the ordinary course of doing business, and we believe that adequate reserves have been established for any probable losses. We do not believe that the outcome of any of these proceedings should have a material adverse effect on our financial position or long-term results of operations or cash flow. It is possible, however, that charges related to these matters could be significant to results of operations or cash flows in any one accounting period.
Note H — Assets Held For Sale
     Assets held for sale include assets of discontinued operations and other non-strategic assets held for sale.
     At second quarter-end 2005, discontinued operations consist of the chemical business obtained in the acquisition of Gaylord Container Corporation. At second quarter-end 2005, the assets and liabilities of the discontinued operations include $5 million of working capital and $13 million of property and equipment. Revenues from discontinued operations were $6 million in second quarter 2005 and $4 million in second quarter 2004 and $11 million in first six months 2005 and $8 million in first six months 2004.
     At second quarter-end 2005, the carrying value of non-strategic assets held for sale was $9 million.
Note I — Other Operating Income (Expense)

	Second Quarter		First Six Months
	2005	2004	2005	2004
		(In millions)
Equity in earnings of joint ventures	$11	$7	$19	$10
Closure and sale of converting and production facilities	(28)	(3)	(39)	(17)
Antitrust litigation	(1)	—	(8)	—
Proxy contest	—	—	(4)	—
Consolidation of administrative functions	—	(1)	—	(6)
Other	—	(1)	(2)	(1)

Total	$(18)	$2	$(34)	$(14)

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     We continue our efforts to enhance return on investment by lowering costs, improving operating efficiencies, and increasing asset utilization. As a result, we continue to review operations that are unable to meet return objectives and determine appropriate courses of action, including consolidating and closing facilities, and selling under-performing assets. In first six months 2005, we closed our Antioch, California corrugated packaging facility, which affected approximately 185 employees, sold our Pembroke, Canada MDF facility, and effected other workforce reductions. As a result, we recognized losses of $39 million, including $33 million in impairments and losses on sales, $4 million in severance and retention obligations, and $2 million in other exit costs. The loss on the sale of the Pembroke MDF facility was $25 million and other exit costs associated with the sale were $1 million. As a result of the sale of the Pembroke facility, we recognized a one-time tax benefit of $16 million, which decreased our effective tax rate to 20 percent for second quarter 2005 and 29 percent for first six months 2005. In first six months 2004, we closed or announced the closure of five corrugated packaging facilities, sold our Clarion MDF facility and certain assets used in our specialty packaging operations. As a result, we recognized losses of $17 million, including $13 million in impairments and losses on sales and $4 million in severance and other exit costs.
     Activity for second quarter 2005 within our accruals for exit costs follows:

	Beginning of Period	Additions	Cash Payments	End of Period
			(In millions)
Involuntary employee terminations	$2	$1	$(2)	$1
Contract termination penalties	6	—	—	6
Environmental compliance	5	2	(1)	6
Demolition	8	—	(1)	7

Total	$21	$3	$(4)	$20

     In addition, $1 million of financial services exit cost accruals related to the repositioning of our mortgage operations were paid in second quarter 2005. At second quarter-end 2005, financial services accruals for exit costs were $5 million.
Note J — Acquisitions and Other Items
     In first quarter 2005, our financial services segment completed the acquisition of an insurance agency for $18 million cash with potential additional consideration of up to $7 million. This acquisition did not materially affect our financial position, results of operations, or liquidity.
Note K — Change in Method of Accounting and Accounting Pronouncements
Change in Method of Accounting for Certain Inventories
     In January 2005, we changed our method of accounting for our corrugated packaging inventories from the LIFO method to the average cost method, which approximates FIFO. As a result of our ongoing efforts to reduce cost permanently and increase asset utilization, we believe the average cost method is preferable because it: (i) increases the transparency of our financial reporting through a more balanced income statement and balance sheet presentation; (ii) results in the valuation of all of our inventories at current cost in our financial statements; and (iii) conforms all of our inventories to a single method of accounting.
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

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Pending Accounting Pronouncements
     In April 2005, the Securities and Exchange Commission adopted a rule delaying the effective date of SFAS No. 123 (revised December 2004), Share Based Payment, which requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on their estimated fair value. As a result, SFAS No. 123R will now be effective for us beginning first quarter 2006.
     FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations clarifies the term conditional asset retirement obligation as used in SFAS No. 143, Accounting for Retirement Obligations, and clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 will be effective for us beginning first quarter 2006. We have not yet completed our analysis of this pronouncement to determine what affect, if any, its adoption will have on our earnings or financial position.

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
     The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for these forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors and uncertainties could cause our actual results to differ significantly from the results discussed in the forward-looking statements. Factors and uncertainties that might cause such differences include, but are not limited to:
•	general economic, market or business conditions;

•	the opportunities (or lack thereof) that may be presented to us and that we may pursue;

•	the availability and price of raw materials we use;

•	fluctuations in the cost of purchased energy;

•	fluctuations in the cost we incur to transport the raw materials we use and the products we manufacture;

•	assumptions related to pension and postretirement costs;

•	assumptions related to the accounting for impaired assets;

•	the collectibility of loans and accounts receivable and related provision for losses;

•	competitive actions by other companies;

•	changes in laws or regulations and actions or restrictions of regulatory agencies;

•	the accuracy of certain judgments and estimates concerning our integration of acquired operations;

•	our ability to execute certain strategic and business improvement initiatives; and

•	other factors, many of which are beyond our control.
     Our actual results, performance, or achievement probably will differ from those expressed in, or implied by, these forward-looking statements, and accordingly, we can give no assurances that any of the events anticipated by the forward-looking statements will transpire or occur, or if any of them do so, what impact they will have on our results of operations or financial condition. In view of these uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. We expressly disclaim any obligation to publicly revise any forward-looking statements contained in this report to reflect the occurrence of events after the date of this report.
Non-GAAP Financial Measure
     Return on investment (ROI) is an important internal measure for us because it is a key component of our evaluation of overall performance and the performance of our business segments. Studies have shown that there is a direct correlation between shareholder value and ROI and that shareholder value is created when ROI exceeds the cost of capital. ROI allows us to evaluate our performance on a consistent basis as the amount we earn relative to the amount invested in our business segments, and a significant portion of senior management’s compensation is based on achieving ROI targets.
     In evaluating overall performance, we define ROI as operating income, adjusted for significant unusual items, divided by parent company total assets, less certain assets and certain current liabilities. In evaluating segment performance, we define ROI as segment operating income divided by segment assets less segment current liabilities. We do not believe there is a comparable GAAP financial measure to our definition of ROI. The reconciliation of our ROI calculation to amounts reported under GAAP is included in a later section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     Despite its importance to us, ROI is a non-GAAP financial measure that has no standardized definition and as a result may not be comparable with other companies’ measures using the same or similar terms. Also there may be limits in the usefulness of ROI to investors. As a result, we encourage you to read our consolidated financial statements in their entirety and not to rely on any single financial measure.

Results of Operations for Second Quarter and First Six Months 2005 and 2004
Summary
     We manage our operations through three business segments: corrugated packaging, forest products, and financial services. A summary of the results of operations by business segment follows:

	Second Quarter		First Six Months
	2005	2004	2005	2004
		(In millions, except per share)
Revenues
Corrugated packaging	$738	$687	$1,456	$1,360
Forest products	265	253	514	473
Financial services	252	278	488	539

Total revenues	$1,255	$1,218	2,458	2,372

Segment Operating Income
Corrugated packaging	$58	$24	$108	$32
Forest products	58	65	112	97
Financial services	51	59	98	112

Total segment operating income	167	148	318	241
Expenses not allocated to segments
General and administrative	(28)	(19)	(54)	(42)
Other operating income (expense)	(29)	(5)	(53)	(24)
Other non-operating income (expense)	1	(2)	2	(2)
Parent company interest	(27)	(34)	(55)	(66)

Income before income taxes	84	88	158	107
Income taxes	(16)	(34)	(45)	(41)

Income from continuing operations	68	54	113	66
Discontinued operations	1	1	1	1

Net income	$69	$55	$114	$67

Average diluted shares outstanding	115.0	112.4	115.4	111.8

Income from continuing operations, per diluted share	$0.59	$0.48	$0.98	$0.59

ROI, annualized			10.1%	8.5%
     Significant items affecting income from continuing operations included:
•	In 2005, we continued to see the benefits in our manufacturing operations of our initiatives to lower costs and improve asset utilization and operating efficiencies despite higher raw material costs. In addition, we experienced higher prices and shipments for most of our product offerings. Our financial services operations were negatively impacted by lower net interest income resulting from a decrease in average earning assets and more normalized credit loss provisions. Actions taken to lower cost and improve asset utilization and operating efficiencies resulted in charges and expenses of $53 million, principally related to the closure of our Antioch, California converting facility and the sale of our Pembroke, Canada MDF facility and charges associated with antitrust litigation and the 2005 proxy contest. As a result of the sale of our Pembroke, Canada MDF facility, we recognized a one-time tax benefit of $16 million.

•	In 2004, actions taken to lower costs and improve asset utilization and operating efficiencies resulted in charges and expenses of $24 million, principally related to the closure or sale of converting and production facilities and the consolidation of administrative functions.
     Share and per share amounts for all periods have been adjusted to reflect our two-for-one stock split on April 1, 2005.

Business Segments
     We manage our operations through three business segments:
•	Corrugated packaging,

•	Forest products, and

•	Financial services.
     Our operations are affected to varying degrees by supply and demand factors and economic conditions including changes in energy costs, interest rates, new housing starts, home repair and remodeling activities, loan collateral values (particularly real estate) and the strength of the U.S. dollar. Given the commodity nature of our manufactured products, we have little control over market pricing or market demand.
Corrugated Packaging
     We manufacture linerboard and corrugating medium that we convert into corrugated packaging and sell in the open market. Our corrugated packaging segment revenues are principally derived from the sale of corrugated packaging products and, to a lesser degree, from the sale of linerboard in the domestic and export markets.
     A summary of our corrugated packaging results follows:

	Second Quarter		First Six Months
	2005	2004	2005	2004
	(Dollars in millions)
Revenues	$738	$687	$1,456	$1,360
Costs and expenses	(680)	(663)	(1,348)	(1,328)

Segment operating income	58	24	108	32

Segment ROI			10.3%	3.1%
     Corrugated packaging pricing, which includes freight and is net of discounts, and shipments improved due to market demand and market share growth.

	Second Quarter	First Six Months
	2005 versus Second	2005 versus First Six
	Quarter 2004	Months 2004
	Increase (Decrease)
Corrugated packaging
Average prices	7%	8%
Shipments, average week	0%	2%
Industry shipments, average week (a)	(4%)	(1%)

Linerboard
Average prices	0%	13%
Shipments, tons	(10%)	(27%)

(a)	Source: Fibre Box Association
     Corrugated packaging shipments were generated with four fewer converting facilities at second quarter-end 2005 compared with second quarter-end 2004.
     Linerboard sales and shipments to third parties were down because more of our production was used in our converting facilities, which is consistent with our strategy to convert more of the linerboard we produce in our own converting facilities.
     Compared with first quarter 2005, average corrugated packaging prices were down one percent and shipments were up two percent while average linerboard prices were down eight percent and shipments were down nine percent. It is likely that the downward trend in corrugated packaging pricing will continue in third quarter 2005 as we expect the recent declines in linerboard pricing to continue to be reflected in corrugated packaging pricing. It is also likely that our seasonal summer slow down in demand will affect shipments in third quarter 2005 as it did in third quarter 2004.
     Costs and expenses were up three percent in second quarter 2005 compared with second quarter 2004 and up two percent in first six months 2005 compared with first six months 2004. Higher volumes and higher prices for most raw materials were essentially offset by lower costs attributable to the closure of four converting facilities, workforce reductions and increased mill reliability and efficiency, which resulted in less maintenance costs and improved raw material yield and energy usage. As part of our continuing efforts to lower cost and improve operating efficiency and asset utilization, we closed our Antioch, California converting facility in June 2005.
     Fluctuations in our significant cost and expense components included:

	Second Quarter	First Six Months
	2005 versus Second	2005 versus First
	Quarter 2004	Six Months 2004
	Increase (Decrease)
	(In millions)
Wood fiber	$7	$15
Recycled fiber	(2)	4
Transportation	9	19
Energy, principally natural gas	1	5
Depreciation	(1)	––
Pension and postretirement	(1)	(2)
     Our wood and recycled fiber, transportation, and energy costs fluctuate based on the market prices we pay for these commodities. It is likely that these costs will continue to fluctuate during 2005.
     Information about our converting facilities and mills follows:

	Second Quarter		First Six Months
	2005	2004	2005	2004
	(In millions)
Number of converting facilities (at quarter-end)	68	72	68	72
Mill capacity, in thousand tons	859	827	1,718	1,654
Mill production, in thousand tons	863	849	1,738	1,680
Percent mill production used internally	93%	92%	92%	89%
Percent of total fiber requirements sourced from recycled fiber	36%	36%	36%	35%
Corrugating medium purchases from our Premier Boxboard Limited LLC joint venture, in thousand tons	22	27	37	55
Forest Products
     We own or lease two million acres of timberland in Texas, Louisiana, Georgia, and Alabama. We grow timber, cut the timber and convert it into products or sell it in the open market. We are creating the infrastructure necessary for real estate development of our designated high-value timberland in Georgia, principally near Atlanta. From time to time, we acquire additional holdings for use in our converting operations and divest of existing holdings that have a higher or better use. We manufacture lumber, particleboard, gypsum wallboard, fiberboard and medium density fiberboard (MDF). Our forest products segment revenues are principally derived from the sales of these products and, to a lesser degree, from sales of timber and high-value lands and other income. We also own 50 percent interests in a gypsum wallboard joint venture and in an MDF joint venture.

     A summary of our forest products results follows:

	Second Quarter		First Six Months
	2005	2004	2005	2004
	(Dollars in millions)
Revenues	$265	$253	$514	$473
Costs and expenses	(207)	(188)	(402)	(376)

Segment operating income	58	65	112	97

Segment ROI			24.0%	19.8%
     Pricing and shipments improved for most product offerings due to the continued strength in the housing and remodeling markets.

	Second Quarter	First Six Months
	2005 versus Second	2005 versus First
	Quarter 2004	Six Months 2004
	Increase (Decrease)
Lumber:
Average prices	3%	6%
Shipments	3%	1%
Particleboard:
Average prices	1%	8%
Shipments	1%	4%
Gypsum:
Average prices	10%	11%
Shipments	7%	14%
MDF:
Average prices	(3%)	5%
Shipments	(18%)	(2%)
     Segment operating income includes our share of gypsum and MDF joint ventures’ operating income: $8 million in second quarter 2005, $6 million in second quarter 2004, $14 million in first six months 2005, and $9 million in first six months 2004. The joint ventures’ operating results generally fluctuate in relation to the price and shipment changes noted above. Segment operating income also includes income from hunting, mineral, and recreational leases: $8 million in second quarter 2005, $5 million in second quarter 2004, $14 million in first six months 2005, and $9 million in first six months 2004.
     Compared with first quarter 2005, average prices were up seven percent for lumber and five percent for gypsum, while average prices were down four percent for MDF and were flat for particleboard. Shipments were up three percent for lumber and two percent for gypsum, while shipments were down 16 percent for MDF and six percent for particleboard.
     Information regarding our high-value land sales follows:

	Second Quarter		First Six Months
	2005	2004	2005	2004
High-value land:
Acres sold	511	912	959	1,342
Profit included in segment operating income (in millions)	$3	$6	$7	$9
     Costs and expenses were up ten percent in second quarter 2005 compared with second quarter 2004 and up seven percent in first six months 2005 compared with first six months 2004. Higher volumes and higher prices for most raw materials caused this increase. As part of our continuing efforts to improve ROI, we sold our Pembroke, Canada MDF facility in June 2005.

     Fluctuations in our significant cost and expense components included:

	Second Quarter	First Six Months
	2005 versus Second	2005 versus First
	Quarter 2004	Six Months 2004
	Increase (Decrease)
	(In millions)
Wood fiber	$7	$15
Energy, principally natural gas	3	6
Transportation	2	5
Chemical	1	3
Depreciation	—	(2)
Pension and postretirement	1	2
     Our goal is to increase our use of wood fiber from our timberland and reduce our reliance on outside purchases. Our costs for outside purchases of fiber, energy, transportation and chemicals fluctuate based on the market prices we pay for these commodities. It is likely that these costs will continue to fluctuate during 2005.
     Information about our timber harvest and converting and manufacturing facilities follows:

	Second Quarter		First Six Months
	2005	2004	2005	2004
Timber harvest, in million tons:
Sawtimber	0.6	0.5	1.2	1.0
Pulpwood	0.9	0.7	1.7	1.5

Total	1.5	1.2	2.9	2.5
Number of converting and manufacturing facilities (at quarter-end)	17	18	17	18
Average operating rates for all product lines:
High	110%	102%	108%	91%
Low	62%	61%	62%	59%
Average operating rates for all product lines excluding sold or closed facilities:
High	110%	104%	108%	96%
Low	91%	88%	91%	82%
     In second quarter 2005, we sold our Pembroke MDF facility, and in second quarter 2004, we sold our Clarion MDF facility.
Financial Services
     We own a savings bank, Guaranty Bank, and an insurance agency and engage in real estate development activities. In late 2004, we repositioned our mortgage origination activities and sold our third-party mortgage-servicing portfolio. Guaranty makes up the predominant amount of our financial services segment operating income, revenues, assets, liabilities, and cash flow. In general, we gather funds from depositors, borrow money, and invest the resulting cash in loans and securities. In first quarter 2005, we acquired an insurance agency for $18 million cash with potential additional consideration of up to $7 million. This acquisition did not significantly affect our operating results.
     A summary of our financial services results follows:

	Second Quarter		First Six Months
	2005	2004	2005	2004
	(Dollars in millions)
Net interest income	$95	$99	$189	$199
Segment operating income	51	59	98	112
Segment ROI			17.5%	19.9%

     The change in net interest income was principally due to a decline in our average earning assets, with declines in the outstanding balances of single-family mortgage-backed securities exceeding growth in the loan portfolio.
Net Interest Income and Earning Assets and Deposits
     Information concerning our interest rate spread follows:

	Second Quarter				First Six Months
	2005		2004		2005		2004
	Average	Yield/	Average	Yield/	Average	Yield/	Average	Yield/
	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in millions)
Earning assets	$14,773	5.10%	$16,201	4.32%	$14,954	4.91%	$16,212	4.33%
Interest-bearing liabilities	13,798	2.69%	15,451	1.97%	14,005	2.54%	15,294	1.99%

Interest rate spread		2.41%		2.35%		2.37%		2.34%
     Our interest rate spread remained relatively constant, as the yield on our earning assets and rates on our interest-bearing liabilities moved in tandem. As we are currently positioned, if interest rates remain relatively stable, it is likely that our net interest spread will remain near its current level. However, if interest rates change significantly, it is likely that our interest rate spread will decline.
     The following tables summarize the composition of earning assets and deposits:

	Second Quarter-End
	2005	2004
	(Dollars in millions)
Residential housing assets
Loans held for sale	$315	$566
Loans	7,189	6,730
Securities	4,531	5,666

Total residential housing assets	12,035	12,962
Other earning assets	3,108	2,964

Total earning assets	$15,143	$15,926

Residential housing assets as a percentage of total earning assets	79%	81%

Transaction accounts	$4,556	$5,185
Certificates of deposit	4,471	3,628

Total deposits	$9,027	$8,813

     The change in earning assets was principally due to a decrease in loans held for sale due to the repositioning of our mortgage origination activities and a decrease in single-family mortgage-backed securities due to prepayments related to refinancing activity. These were partially offset by an increase in single-family construction loans. We anticipate our loans to remain at second quarter 2005 levels or slightly lower for several more months, but we expect to begin to see increased funding on new loan commitments beginning in late 2005. Additionally, near the end of second quarter 2005, we again began acquiring single-family mortgage-backed securities. In July 2005, we acquired $900 million in single-family mortgage-backed securities, and we expect to acquire additional securities during the remainder of 2005.

Asset Quality and Allowance for Credit Losses
     A summary of various asset quality measures we monitor follows:

	Second Quarter-End		Year-
	2005	2004	End 2004
	(Dollars in millions)
Non-performing loans	$52	$72	$50
Restructured operating lease assets	––	38	37
Foreclosed real estate	3	25	4

Non-performing assets	$55	$135	$91

Non-performing loans as a percentage of total loans	0.52%	0.76%	0.51%
Non-performing assets ratio	0.55%	1.41%	0.93%
Allowance for loan losses/non-performing loans	150%	139%	170%
Allowance for loan losses/total loans	0.78%	1.05%	0.88%
     The change in non-performing loans was principally a result of repayments or collateral foreclosure on a number of commercial real estate loans in 2004. Additionally, as a result of improved financial performance by the lessee, we no longer classify the restructured operating lease assets as non-performing assets. The restructured operating lease assets had a carrying value of $34 million at second quarter end 2005.
     Activity in the allowances for credit losses was:

	Second Quarter		First Six Months
	2005	2004	2005	2004
	(Dollars in millions)
Loans:
Balance at beginning of period	$82	$113	$85	$111
Provision (credit) for loan losses	6	(4)	8	(4)
Net charge-offs	(10)	(9)	(15)	(7)

Balance at end of period	78	100	78	100

Unfunded Credit Commitments:
Balance at beginning of period	6	––	7	––
Provision (credit) for commitment-related credit losses	2	––	2	––
Net charge-offs	(2)	––	(3)	––

Balance at end of period	6	––	6	––

Combined allowances for credit losses at period end	$84	$100	$84	$100

Provision (credit) for:
Loan losses	$6	$(4)	$8	$(4)
Commitment-related credit losses	2	––	2	––

Combined provision (credit) for credit losses	$8	$(4)	$10	$(4)

Net charge-offs as a percentage of average loans outstanding	0.47%	0.35%	0.37%	0.13%
     Charge-offs in second quarter 2005 principally relate to a direct financing lease to an automotive parts manufacturer and to an asset-based loan to an aviation transportation company. In second quarter 2005, our provision for loan losses increased, principally as a result of these transactions. Although changes in credit quality are difficult to predict, it is likely that the provision for credit losses will be higher in 2005 than in 2004 as we return to a more normalized level of credit losses.

Noninterest Income and Noninterest Expense
     Fluctuations in our noninterest income components included:

	Second Quarter	First Six Months
	2005 versus Second	2005 versus First
	Quarter 2004	Six Months 2004
	Increase (Decrease)
	(In millions)
Noninterest income:
Loan origination and sale of loans	$(38)	$(69)
Servicing rights amortization and impairment	(6)	(13)
     The change in loan origination and sale of loans and servicing rights amortization and impairment was due to the repositioning of our mortgage origination activities and the sale of our third-party mortgage-servicing portfolio in late 2004.
     Fluctuations in our noninterest expense components included:

	Second Quarter	First Six Months
	2005 versus Second	2005 versus First
	Quarter 2004	Six Months 2004
Increase (Decrease)
(In millions)
Compensation and benefits	$(29)	$(52)
     The change in compensation and benefits was due to the repositioning of our mortgage origination activities in late 2004. Prior to that, a significant portion of our compensation expense was related to our mortgage loan origination activity and was directly variable with origination activities.
     Information regarding mortgage loan origination activity follows:

	Second Quarter		First Six Months
	2005	2004	2005	2004
	(Dollars in millions)
Loans originated and retained	$372	$574	$580	$949
Loans originated for sale to third parties	418	1,697	786	2,954
     The change in mortgage loan origination activity was due to the repositioning of our mortgage origination activities in late 2004.
Expenses Not Allocated to Segments
     Unallocated expenses represent expenses managed on a company-wide basis and include corporate general and administrative expense, other operating and non-operating income (expense), and parent company interest expense.
     The change in general and administrative expenses in 2005 was principally due to increases in incentive and stock-based compensation.

     Other operating income (expense) not allocated to business segments consists of:

	Second Quarter		First Six Months
	2005	2004	2005	2004
	(In millions)
Closure and sale of converting and production facilities	$(28)	$(3)	$(39)	$(17)
Litigation	(1)	—	(8)	—
Proxy contest	—	—	(4)	—
Consolidation of administrative functions	—	(1)	—	(6)
Other	—	(1)	(2)	(1)

Total	$(29)	$(5)	$(53)	$(24)

     In first six months 2005, we closed our Antioch, California converting facility and sold our Pembroke, Canada MDF facility. In first six months 2004, we sold certain assets used in our specialty operations and our Clarion MDF facility, and we closed two converting facilities and announced our intentions to close three additional converting facilities.
     We will continue our efforts to enhance return on investment by lowering cost, improving operating efficiencies and increasing asset utilization. As a result, we will continue to review operations that are unable to meet return objectives and determine appropriate courses of action, including consolidating and closing converting facilities and selling under-performing assets.
     Other non-operating income (expense) includes, in first six months 2005, income of $1 million related to the change in fair value of the non-hedged interest rate derivative instrument and $1 million of interest income and in first six months 2004 a $2 million charge related to the early payment of debt.
     The change in parent company interest expense in second quarter and first six months 2005 was due to reductions in long-term debt and lower interest rates.
Income Taxes
     Our effective tax rate was 20 percent in second quarter 2005 and 29 percent in first six months 2005. These rates reflect a one-time tax benefit of 19 percent in second quarter 2005 and 10 percent in first six months 2005 resulting from the sale of our Pembroke, Canada MDF facility. This one-time tax benefit of $16 million represents the current realization of cumulative losses for which no benefit had been previously recognized. Our effective tax rate was 39 percent in second quarter 2004 and first six months 2004. Differences between the effective tax rate and the statutory rate are due to state income taxes, nondeductible items, foreign operating losses, and other items for which no financial benefit is recognized until realized.
Average Shares Outstanding
     The change in average shares outstanding was principally due to the exercise of employee stock options and the net effect and timing of the settlement of the equity purchase contracts and repurchases of common stock. The change in average diluted shares outstanding was principally due to the above factors and the dilutive effect of employee stock options resulting from the increase in the market price of our common stock in 2005 compared with 2004.
Capital Resources and Liquidity for First Six Months 2005
     We discuss our capital resources and liquidity for Temple-Inland and our manufacturing subsidiaries, which we refer to as the parent company, and our financial services subsidiaries separately in order for the reader to better understand our different businesses and because almost all of the net assets invested in financial services are subject to regulatory rules and regulations including restrictions on the payment of dividends to the parent company.

Sources and Uses of Cash
     Consolidated cash from operations was $287 million in first six months 2005 and $183 million in first six months 2004. Consolidated cash from operations represents the sum of parent company and financial services cash from operations, less the dividends from financial services, which are eliminated upon consolidation. In first six months 2005, we received $25 million in dividends from financial services and in first six months 2004 we received $70 million in dividends from financial services.
Parent Company Sources and Uses of Cash

	First Six Months
	2005	2004
	(In millions)
We received cash from
Operations	$211	$177
Dividends from financial services (a)	25	70
Working capital changes	(66)	(84)

From operations	170	163
Sale of non-strategic and other assets	35	61
Exercise of options and in 2005 the settlement of equity purchase contracts	380	49
Borrowings	15	––

Total sources	600	273

We used cash to
Reduce debt and other obligations	––	(119)
Pay dividends to shareholders	(52)	(40)
Repurchase common stock	(435)	––
Reinvest in the business through
Capital expenditures	(114)	(64)
Joint ventures	(3)	(3)

Total uses	(604)	(226)

Change in cash and cash equivalents	$(4)	$47

(a)	Dividends we receive from financial services are eliminated in the consolidated statements of cash flows.
     We operate in cyclical industries and our operating cash flows vary accordingly. Our principal operating cash requirements are for compensation, wood and recycled fiber, energy, interest, and taxes. The dividends we receive from financial services are dependent on its level of earnings and capital needs and are subject to regulatory approval and restrictions. As disclosed in previous filings, dividends from financial services are expected to be substantially less in 2005 than in 2004 because of an anticipated increase in the capital requirements of Guaranty to support growth in its earning assets.
     Working capital is subject to cyclical operating needs, the timing of collection of receivables and the payment of payables and expenses and to a lesser extent to seasonal fluctuations in our operations.
     In 2005 and 2004, many of our employees took advantage of the increasing spread between the market price of our common stock and the exercise price of employee stock options and exercised their stock options. As a result, we issued 1,341,159 shares of common stock in first six months 2005 and 938,529 shares in first six months 2004 to employees exercising options. In addition, in first six months 2005, we issued 10,875,739 million shares of our common stock and received $345 million in cash in conjunction with the settlement of our equity purchase contracts. This completed our obligations under the equity purchase contracts issued in May 2002.
     In first six months 2005, we repaid $21 million of variable rate industrial revenue bonds.
     We paid cash dividends to shareholders of $0.45 per share in first six months 2005 and $0.36 per share in first six months 2004.

     In February 2005, we announced that our Board of Directors approved a repurchase program of up to 12 million shares, which represents over 10 percent of our common stock. In first six months 2005, we repurchased 12 million shares for $435 million, at an average price of $36.25 per share.
     Capital expenditures and timberland reforestation and acquisition are expected to approximate $225 million in 2005 or about 100 percent of expected 2005 depreciation and amortization. Most of the expected 2005 expenditures relate to initiatives to increase reliability at our linerboard mills.
Financial Services Sources and Uses of Cash

	First Six Months
	2005	2004
	(In millions)
We received cash from
Operations	$101	$108
Changes in loans held for sale, and other	41	(18)

From operations	142	90
Sale of non-strategic assets and mortgage servicing rights	46	35

Total sources	188	125

We used cash to
Pay dividends to the parent company (a)	(25)	(70)
Change in deposits and borrowings	(383)	(50)
Reinvest in the business through
Loans and securities, net of payments	320	(52)
Capital expenditure, acquisitions and other uses	(45)	21

Total uses	(133)	(151)

Change in cash and cash equivalents	$55	$(26)

(a)	Dividends we pay to the parent company are eliminated in the consolidated statements of cash flows.
     Our principal operating cash requirements are for compensation, interest, and taxes. Changes in loans held for sale are subject to the timing of the origination and subsequent sale of the loans and the level of refinancing activity. A significant portion of our first six months 2005 cash from operations was due to the sale of loans held for sale. As a result of the repositioning of our mortgage origination activities in late 2004, it is likely that the cash flow related to these activities will decrease substantially in 2005.
     The changes in deposits and borrowings and the amounts invested in loans and securities generally move in tandem because we use deposits and borrowings to finance these investments. The change in first six months 2005 was principally due to the decrease in securities from year-end 2004 and our routine cash management activities. Additionally, in first quarter 2005, we completed the acquisition of an insurance agency for $18 million cash.
     We did not increase our loan commitments in first six months 2005 as much as we anticipated, but continue to anticipate loan commitment growth in the remainder of 2005. However, funding of these commitments, particularly commercial real estate construction commitments, will not likely increase our earning assets or significantly increase our capital requirements until late 2005. As a result, our regulatory capital requirements did not increase substantially, and Guaranty paid a $25 million dividend to the parent company in second quarter 2005.
Liquidity
     Almost all of the net assets invested in financial services are subject to regulatory rules and restrictions including restrictions on the payment of dividends to the parent company. As a result, all consolidated assets are not available to satisfy all consolidated liabilities. For the reader to better understand this and our different businesses, we discuss our contractual obligations for the parent company and financial services separately.

Parent Company Liquidity
     Our sources of short-term funding are our operating cash flows, dividends received from financial services, and borrowings under our existing accounts receivable securitization program and committed credit arrangements.
     At second quarter-end, we had $584 million in unused borrowing capacity under our credit arrangements and $184 million under our accounts receivable securitization program that expires in 2008. In July 2005, we replaced our $400 million revolving credit facility with a $600 million revolving credit facility, thereby increasing our unused borrowing capacity by $200 million.
     In February 2005, we effected a successful remarketing of our $345 million 6.42% senior notes payable due in 2007. The interest rate on these notes is now 5.003%.
     At second quarter-end, the fair value of our interest rate derivative instruments was a $4 million liability. The interest rate instruments expire in 2008. These instruments are non-exchange traded and are valued using either third-party resources or models. Our commodity derivative instruments expired in April 2005.
Financial Services Liquidity
     Our sources of short-term funding are our operating cash flows, new deposits, borrowings under our existing agreements and, if necessary, sales of assets. Assets that can be readily converted to cash, or against which we can readily borrow, include short-term investments, loans, mortgage loans held for sale, and securities. At second quarter-end 2005, we had available liquidity of $3.3 billion.
Off-Balance Sheet Arrangements
Parent Company
     At second quarter-end 2005, there were no significant changes in parent company off-balance arrangements from that disclosed in our Annual Report on Form 10-K for the year 2004.
Financial Services
     A comparison of our second quarter-end 2005 unfunded commitments with those disclosed in our Annual Report on Form 10-K for the year 2004 follows:

	Second
	Quarter-End	Year-End
	2005	2004
	(In millions)
Single-family mortgage loans	$271	$290
Unused lines of credit	1,909	1,907
Unfunded portion of loan commitments	3,139	3,048
Other loan commitments	703	579
Letters of credit	373	370

Total	$6,395	$6,194

Capital Adequacy and Other Regulatory Matters
     At second quarter-end 2005, Guaranty met or exceeded all applicable regulatory capital requirements. We expect to maintain Guaranty’s capital at a level that exceeds the minimum required for designation as “well capitalized” under the capital adequacy regulations of the Office of Thrift Supervision (OTS). From time to time, the parent company may make capital contributions to or receive dividends from Guaranty.

     Selected financial and regulatory capital data for Guaranty and its consolidated subsidiaries follows:

	Second
	Quarter-End	Year-End
	2005	2004
	(In millions)
Balance sheet data:
Total assets	$15,762	$16,065
Total deposits	9,027	8,964
Shareholder’s equity	1,030	997

		Regulatory	For Categorization as
	Actual	Minimum	“Well Capitalized”
Regulatory capital ratios:
Tangible capital	7.14%	2.00%	N/A
Leverage capital	7.14%	4.00%	5.00%
Risk-based capital	10.77%	8.00%	10.00%
     Guaranty has implemented the corrective actions necessitated by the OTS consent order we previously disclosed.
Accounting Policies
Critical Accounting Estimates
     In first six months 2005, the only change in our critical accounting estimates from those we disclosed in our Annual Report on Form 10-K for the year 2004 was the elimination of accounting for mortgage servicing rights as a result of the previously disclosed sale of our third-party mortgage servicing portfolio in late 2004.
     Please read, Note K – Change in Method of Accounting and Accounting Pronouncements, of our Notes to the Consolidated Financial Statements for information about the January 2005 change we made in accounting for our corrugated packaging inventories and for information about pending accounting pronouncements.
Pension and Postretirement Matters
     We made voluntary, discretionary contributions of $30 million to the defined benefit pension plans in first six months 2005, and it is likely that we will make additional voluntary, discretionary contributions to the defined benefit plans in the remainder of 2005 of $30 million, $15 million per quarter.
Energy and the Effects of Inflation
     Energy costs were $152 million in first six months 2005 compared with $141 million in first six months 2004. Our energy costs fluctuate based on the market prices we pay for these commodities and on the amount and mix of the types of fuel we may use. We hedge very little of our energy needs. It is likely that these costs will continue to fluctuate during 2005.
     Inflation has had minimal effects on operating results the last three years. Our fixed assets, timber and timberland, are carried at their historical costs. If carried at current replacement costs, depreciation expense and the cost of timber cut or timberland sold would be significantly higher than what we reported.
Litigation and Related Matters
     We are involved in various legal proceedings that arise from time to time in the ordinary course of doing business, and we believe that adequate reserves have been established for any probable losses. We do not believe that the outcome of any of these proceedings should have a material adverse effect on our financial position or long-term results of operations or cash flow. It is possible, however, that charges related to these matters could be significant to results of operations or cash flows in any single accounting period. Since we filed our Annual Report on Form 10-Q for the period ended April 2, 2005, there have been no material developments in pending legal proceedings other than as disclosed in Part II, Item 1 of this report.

Calculation of Non-GAAP Financial Measure

	Parent	Corrugated	Forest	Financial
	Company	Packaging	Products	Services
	(Dollars in millions)
First Six Months 2005
Return
Operating income or segment operating income determined in accordance with GAAP	$211 (a)	$108	$112	$98
Adjustments for significant unusual items	––	N/A	N/A	N/A

As defined	$211	$108	$112	$98

Investment
Beginning of year total assets, segment assets or investment in financial services determined in accordance with GAAP	$4,900	$2,431	$1,006	$1,121
Adjustments:
Current liabilities (excluding current portion of long-term debt)	(510)	(326)	(71)	N/A
Assets held for sale	(34)	N/A	N/A	N/A
Municipal bonds related to capital leases included in other assets	(188)	N/A	N/A	N/A

As defined	$4,168	$2,105	$935	$1,121

ROI, annualized	10.1%	10.3%	24.0%	17.5%

First Six Months 2004
Return
Operating income or segment operating income determined in accordance with GAAP	$175 (a)	$32	$97	$112
Adjustments for significant unusual items	––	N/A	N/A	N/A

As defined	$175	$32	$97	$112

Investment
Beginning of year total assets, segment assets or investment in financial services determined in accordance with GAAP	$4,861	$2,374	$1,035	$1,123
Adjustments:
Current liabilities (excluding current portion of long-term debt)	(503)	(323)	(57)	N/A
Assets held for sale	(50)	N/A	N/A	N/A
Municipal bonds related to capital leases included in other assets	(188)	N/A	N/A	N/A

As defined	$4,120	$2,051	$978	$1,123

ROI, annualized	8.5%	3.1%	19.8%	19.9%

(a)	Net of expenses not allocated to segments of $107 million in 2005 and $66 million in 2004.
ROI, annualized is not necessarily indicative of the ROI that may be expected for the entire year.
     ROI, annualized varies from the estimated ROI presented to investors early in 2005 due to special items incurred during the period. Because of their unpredictable nature, special items were not included in our earlier estimate of ROI. Special items during the first six months 2005 totaled $53 million and included a $39 million charge associated with the closure or sale of converting and production facilities, an $8 million charge associated with antitrust litigation, a $4 million charge associated with the 2005 proxy contest and $2 million of other charges.

STATISTICAL AND OTHER DATA
Parent Company
     Revenues and unit sales of our manufacturing subsidiaries, excluding joint venture operations follows:

	Second Quarter		First Six Months
	2005	2004	2005	2004
	(Dollars in millions)
Revenues
Corrugated Packaging
Corrugated packaging	$715	$661	$1,406	$1,298
Linerboard	23	26	50	62

Total	$738	$687	$1,456	$1,360

Forest Products
Pine lumber	$98	$89	$187	$168
Particleboard	50	51	104	95
Medium density fiberboard	26	31	57	56
Gypsum wallboard	33	28	64	51
Fiberboard	21	22	40	39
Other	37	32	62	64

Total	$265	$253	$514	$473

Unit sales
Corrugated Packaging
Corrugated packaging, thousands of tons	886	874	1,743	1,715
Linerboard, thousands of tons	63	70	132	182

Total, thousands of tons	949	944	1,875	1,897

Forest Products
Pine lumber, million board feet	241	234	476	470
Particleboard, million square feet	163	162	336	322
Medium density fiberboard, million square feet	56	68	123	125
Gypsum wallboard, million square feet	211	197	418	368
Fiberboard, million square feet	109	113	216	210

Financial Services
     The following table summarizes the composition of our loan portfolio:

	Second Quarter-End		Year-End
	2005	2004	2004
	(In millions)
Single-family mortgage	$3,447	$3,497	$3,560
Single-family mortgage warehouse	770	375	580
Single-family construction	1,572	1,128	1,303
Multifamily and senior housing	1,400	1,730	1,454

Total residential housing	7,189	6,730	6,897
Commercial real estate	731	826	709
Commercial and business	817	653	746
Energy lending	683	640	717
Asset-based lending and leasing	419	472	428
Consumer and other	193	193	206

Total loans	10,032	9,514	9,703
Less allowance for loan losses	(78)	(100)	(85)

Loans receivable, net	$9,954	$9,414	$9,618

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
     Our current level of interest rate risk is primarily due to the lending and funding activities of our financial services segment. The following table illustrates the estimated effect on our pre-tax income of immediate, parallel and sustained shifts in interest rates for the next 12 months at second quarter-end 2005, with comparative year-end 2004 information. This estimate considers the effect of changing prepayment speeds, repricing characteristics and average balances over the next 12 months.

	Increase (Decrease) in Income Before Income Taxes
	Second Quarter-End 2005		Year-End 2004
	Parent	Financial	Parent	Financial
	Company	Services	Company	Services
	(In millions)
Change in Interest Rates
+2%	$—	$(16)	$1	$(21)
+1%	—	(7)	—	(1)
-1%	—	(37)	—	(34)
-2%	—	(77)	N/A	N/A
     We did not present a two percent interest rate decrease at year-end 2004 because of the low interest rate environment at that time. The analysis assumes that debt reductions from contractual payments will be replaced with short-term variable-rate debt; however, that may not be the financing alternative we choose to follow.
     Parent company interest rate risk is related to our long-term debt and our interest rate swap. Interest rate changes impact earnings due to the resulting increase or decrease in the cost of the variable rate long-term debt portfolio. Parent company interest rate sensitivity has not changed significantly since year-end 2004. Changes in interest rates will affect the value of the interest rate swap agreements (currently $50 million notional amount). We believe that any changes in value would not be significant.
     Our financial services segment is subject to interest rate risk to the extent interest-earning assets and interest-bearing liabilities repay or reprice at different times or in differing amounts or both. The change in our financial services segment’s interest rate sensitivity is primarily due to growth in our portfolio of lagging index adjustable-rate mortgages and to a shorter maturity profile on our certificate of deposit portfolio.

Foreign Currency Risk
     In second quarter 2005, there were no significant changes in foreign currency risk from that disclosed in our Annual Report on Form 10-K for the year 2004.
Commodity Price Risk
     In second quarter 2005, there were no significant changes in commodity price risk from that disclosed in our Annual Report on Form 10-K for the year 2004.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     Since we filed our Annual Report on Form 10-Q for the period ended April 2, 2005, there have been no material developments in pending legal proceedings other than as discussed below.
     As we have reported in previous filings, on May 14, 1999, two of our subsidiaries were named as defendants in a consolidated class action complaint that alleged a civil violation of Section 1 of the Sherman Act. We executed a settlement agreement on April 11, 2003, with the representatives of the class, which received final approval by the trial court. We paid a total of $8 million into escrow to fulfill the terms of the class action settlement.
     Twelve individual complaints containing allegations similar to those in the class action have been filed by certain opt-out plaintiffs and over 3,000 of their named subsidiaries against the original defendants in the class action. In July 2005, we entered into a settlement agreement with five of the opt-out plaintiffs and their subsidiaries that resulted in our paying $5 million to these plaintiffs. We continue to believe that our reserves for this matter are adequate.
     The Internal Revenue Service (IRS) has announced that it is targeting for examination the tax-exempt status of solid waste disposal bonds issued to finance capital expenditures that involve paper, pulpwood, and sawdust. Over the years, we have financed about $250 million of capital expenditures using tax-exempt solid waste disposal bonds, including $85 million of capital expenditures of joint ventures in which we hold a 50% interest. Currently, $41million of these bonds are outstanding and included in long-term debt on our balance sheet.
     The IRS is examining five of these solid waste disposal bond issues aggregating $134 million: $30 million City of Maysville, Kentucky bonds issued in 1992, $21 million City of Hope, Arkansas bonds issued in 1994, $8 million Waxahachie Industrial Development Authority bonds issued in 1998, $46 million Industrial Development Board of Stewart County, Tennessee bonds issued in 1999 through our Standard Gypsum joint venture, and $29 million Union County, Arkansas bonds issued in 1997 through our Del-Tin joint venture. All of these issues were previously redeemed except for the City of Maysville bonds, which are outstanding.

     These audits are all in the early stages of examination, with the exception of the City of Hope bonds, for which the IRS issued a proposed adverse determination in December 2004, our appeal of which is currently pending. We received notice of the remaining audits in the latter part of second quarter 2005. We are defending the tax-exempt status of these bonds and do not believe that an adverse determination in any or all of these audits would have a material adverse effect on our financial position or long-term results of operations or cash flow.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     Issuer Purchases of Equity Securities(1)

				Maximum
			Total Number	Number of
			of Shares	Shares That
			Purchased as	May Yet be
		Average	Part of Publicly	Purchased
	Total Number	Price	Announced	Under the
	of Shares	Paid per	Plans or	Plans
Period	Purchased	Share	Programs	or Programs
Month 1 (4/3/2005 – 4/30/2005)	1,200,000	$36.64	1,200,000	8,000,000
Month 2 (5/1/2005 – 5/28/2005)	3,062,200	$34.53	3,062,200	4,937,800
Month 3 (5/29/2005 – 7/2/2005)	4,937,800	$36.71	4,937,800	-0-

Total	9,200,000	$35.98	9,200,000

(1)	On February 4, 2005, we announced that the Board of Directors authorized the repurchase of up to 12,000,000 shares of our common stock. The plan, which has now been completed, had no scheduled expiration date. At the end of second quarter 2005, we had no other repurchase plans or programs. At its August 2005 meeting, our Board of Directors authorized the repurchase of up to an additional 6,000,000 shares of our common stock. This plan has no expiration date.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     We held our annual meeting of stockholders on May 6, 2005, at which a quorum was present. The table below sets forth the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes for each matter voted upon at that meeting.

				Abstentions
			Against or	and Broker
	Matter	For	Withheld	Non-votes

1.	Election of three directors
	(a) Afsaneh M. Beschloss	51,611,970	544,772	––
	(b) Jeffrey M. Heller	50,902,975	1,253,767	––
	(c) W. Allen Reed	51,619,856	536,886	––

2.	Ratification of appointment
	Of Ernst & Young LLP	51,509,680	619,585	27,477
Item 5. Other Information.
     None.

Item 6. Exhibits.
     Exhibits.
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

TEMPLE-INLAND INC.

(Registrant)

Dated: August 8, 2005	By	/s/ Louis R. Brill

Louis R. Brill
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Description	Page No.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	42

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	44

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	46

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	47