Form 10-Q
period 2005-10-01
TEMPLE INLAND INC
filed 2005-11-07
CIK 731939

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended October 1, 2005
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From to
Commission File Number: 001-08634
Temple-Inland Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-1903917 (I.R.S. Employer Identification Number)
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
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☑ Yes ☐ No
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of common shares outstanding as of October 1, 2005

Common Stock (par value $1.00 per share)	112,232,790

Page 1 of 49	The Exhibit Index is page 43.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEET
TEMPLE-INLAND INC. AND SUBSIDIARIES
Third Quarter-End 2005
Unaudited

	Parent	Financial
	Company	Services	Consolidated
		(In millions)
ASSETS
Cash and cash equivalents	$5	$475	$480
Trade receivables, less allowance of $16	418	—	418
Inventories	403	—	403
Timber and timberland	496	—	496
Loans held for sale	—	189	189
Loans, net of allowance for loan losses of $77	—	10,013	10,013
Securities available-for-sale	—	982	982
Securities held-to-maturity	—	4,452	4,452
Property, premises, and equipment	1,657	186	1,843
Goodwill	236	164	400
Prepaid expenses and other assets	436	593	980
Investment in financial services	1,198	—	—

TOTAL ASSETS	$4,849	$17,054	$20,656

LIABILITIES
Accounts payable, accrued expenses, and other liabilities	$686	$209	$875
Long-term debt and other borrowings	1,472	212	1,684
Deposits	—	9,110	9,110
Federal Home Loan Bank borrowings	—	6,020	6,020
Securities sold under repurchase agreements	—	—	—
Deferred income taxes	153	—	124
Pension liability	280	—	280
Postretirement benefits	140	—	140
Preferred stock issued by subsidiaries	—	305	305

TOTAL LIABILITIES	2,731	15,856	18,538

SHAREHOLDERS’ EQUITY
Preferred stock — par value $1 per share: authorized 25,000,000 shares; none issued			—
Common stock — par value $1 per share: authorized 200,000,000 shares; issued 123,605,344 shares, including shares held in the treasury			124
Additional paid-in capital			433
Accumulated other comprehensive loss			(193)
Retained earnings			2,142

			2,506
Cost of shares held in the treasury: 11,372,554 shares			(388)

TOTAL SHAREHOLDERS’ EQUITY			2,118

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY			$20,656

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

CONSOLIDATED STATEMENTS OF INCOME
TEMPLE-INLAND INC. AND SUBSIDIARIES
Unaudited

	Third Quarter		First Nine Months
	2005	2004	2005	2004
		(In millions, except per share amounts)
REVENUES
Manufacturing	$947	$955	$2,917	$2,788
Financial services	271	239	759	778

	1,218	1,194	3,676	3,566

COSTS AND EXPENSES
Manufacturing	(927)	(876)	(2,784)	(2,646)
Financial services	(204)	(223)	(594)	(650)

	(1,131)	(1,099)	(3,378)	(3,296)

OPERATING INCOME	87	95	298	270
Parent company interest	(27)	(31)	(82)	(97)
Other non-operating income (expense)	1	—	3	(2)

INCOME BEFORE INCOME TAXES	61	64	219	171
Income tax expense	(24)	(25)	(69)	(66)

INCOME FROM CONTINUING OPERATIONS	37	39	150	105
Discontinued operations	1	1	2	2

NET INCOME	$38	$40	$152	$107

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	112.7	111.8	113.0	111.0
Diluted	114.1	113.4	115.0	112.2

EARNINGS PER SHARE
Basic:
Income from continuing operations	$0.33	$0.35	$1.33	$0.95
Discontinued operations	0.01	0.01	0.02	0.02

Net income	$0.34	$0.36	$1.35	$0.97

Diluted:
Income from continuing operations	$0.32	$0.35	$1.30	$0.94
Discontinued operations	0.01	0.01	0.02	0.02

Net income	$0.33	$0.36	$1.32	$0.96

DIVIDENDS PAID PER SHARE OF COMMON STOCK	$0.22 1/2	$0.18	$0.67 1/2	$0.54

Earnings per share data has been adjusted to reflect our two-for-one stock split on April 1, 2005.
See the notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
TEMPLE-INLAND INC. AND SUBSIDIARIES
Unaudited

	First Nine Months
	2005	2004
	(In millions)
CASH PROVIDED BY (USED FOR) OPERATIONS
Net income	$152	$107
Adjustments:
Depreciation and amortization	186	191
Amortization and accretion of financial instruments	12	14
Amortization and impairment of servicing rights	—	34
Provision (credit) for credit losses	9	(9)
Deferred income taxes	34	47
Other non-cash charges and (credits), net	44	31
Net assets of discontinued operations	—	(9)
Other	(2)	64
Changes in:
Trade receivables	(19)	(86)
Inventories	20	(44)
Prepaid expenses and other assets	15	3
Accounts payable and accrued expenses	(36)	8
Loans held for sale, originations	(1,939)	(5,464)
Loans held for sale, sales	2,247	5,479
Collections on loans serviced for others, net	(122)	(5)

	601	361

CASH PROVIDED BY (USED FOR) INVESTING
Capital expenditures	(186)	(147)
Sale of non-strategic assets and operations	31	63
Securities available-for-sale, net	139	201
Securities held-to-maturity, net	(516)	453
Loans originated or acquired, net of principal collected	(476)	(725)
Sales of loans and collection of mortgage servicing rights sale receivables	47	36
Acquisitions, net of cash acquired, and joint ventures	(23)	130
Other	19	56

	(965)	67

CASH PROVIDED BY (USED FOR) FINANCING
Additions to debt	14	321
Payments of debt	(595)	(718)
Borrowings under accounts receivable securitization program, net	50	1
Payments of other long-term liabilities	—	(64)
Deposits, net	147	140
Repurchase agreements and short-term borrowings, net	1,040	(85)
Cash dividends paid to shareholders	(78)	(60)
Repurchase of common stock	(472)	—
Exercise of stock options	42	60
Settlement of equity purchase contracts	345	—
Other	(21)	14

	472	(391)

Net increase (decrease) in cash and cash equivalents	108	37
Cash and cash equivalents at beginning of period	372	399

Cash and cash equivalents at end of period	$480	$436

See the notes to consolidated financial statements.

SUMMARIZED BALANCE SHEETS
PARENT COMPANY (TEMPLE-INLAND INC. AND ITS MANUFACTURING SUBSIDIARIES)
Unaudited

	Third
	Quarter
	-End	Year-End
	2005	2004
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$5	$9
Trade receivables, less allowances of $16 in 2005 and $16 in 2004	418	404
Inventories:
Finished goods and work in process	90	126
Raw materials	210	202
Supplies and other	103	99

Total inventories	403	427
Prepaid expenses and other	68	98

Total current assets	894	938
Investment in Financial Services	1,198	1,121
Timber and Timberland	496	496
Property and Equipment
Land and buildings	629	637
Machinery and equipment	3,368	3,327
Construction in progress	74	86
Less allowances for depreciation	(2,414)	(2,312)

Total property and equipment	1,657	1,738
Goodwill	236	236
Assets Held for Sale	35	34
Other Assets	333	337

TOTAL ASSETS	$4,849	$4,900

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$164	$212
Accrued employee compensation and benefits	84	93
Accrued interest	24	24
Accrued property taxes	28	21
Other accrued expenses	141	153
Liabilities of discontinued operations	7	7
Current portion of long-term debt	3	3

Total current liabilities	451	513
Long-Term Debt	1,472	1,485
Deferred Income Taxes	153	136
Pension Liability	280	289
Postretirement Benefits	140	143
Other Long-Term Liabilities	235	227

Total liabilities	2,731	2,793
Shareholders’ Equity	2,118	2,107

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,849	$4,900

See the notes to consolidated financial statements.

SUMMARIZED STATEMENTS OF INCOME
PARENT COMPANY (TEMPLE-INLAND INC. AND ITS MANUFACTURING SUBSIDIARIES)
Unaudited

	Third Quarter		First Nine Months
	2005	2004	2005	2004
		(In millions)
NET REVENUES	$947	$955	$2,917	$2,788

COSTS AND EXPENSES
Cost of sales	(829)	(814)	(2,505)	(2,435)
Selling	(23)	(25)	(73)	(79)
General and administrative	(58)	(42)	(155)	(123)
Other operating income (expense)	(17)	5	(51)	(9)

	(927)	(876)	(2,784)	(2,646)

	20	79	133	142
FINANCIAL SERVICES PRE-TAX EARNINGS	67	16	165	128

OPERATING INCOME	87	95	298	270
Interest expense	(27)	(31)	(82)	(97)
Other non-operating income (expense)	1	—	3	(2)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	61	64	219	171
Income tax expense	(24)	(25)	(69)	(66)

INCOME FROM CONTINUING OPERATIONS	37	39	150	105
Discontinued operations	1	1	2	2

NET INCOME	$38	$40	$152	$107

See the notes to consolidated financial statements.

SUMMARIZED STATEMENTS OF CASH FLOWS
PARENT COMPANY (TEMPLE-INLAND INC. AND ITS MANUFACTURING SUBSIDIARIES)
Unaudited

	First Nine Months
	2005	2004
	(In millions)
CASH PROVIDED BY (USED FOR) OPERATIONS
Net income	$152	$107
Adjustments:
Depreciation and amortization	166	166
Non-cash stock-based compensation	22	26
Non-cash pension and postretirement expense	44	45
Cash contribution to pension and postretirement plans	(55)	(13)
Deferred income taxes	18	56
Net earnings of financial services	(104)	(79)
Dividends from financial services	25	70
Earnings of joint ventures	(29)	(19)
Dividends from joint ventures	30	10
Other non-cash charges	44	14
Net assets of discontinued operations	—	(9)
Other	1	16
Changes in:
Trade receivables	(19)	(86)
Inventories	20	(44)
Prepaid expenses and other assets	15	3
Accounts payable and accrued expenses	(36)	8

	294	271

CASH PROVIDED BY (USED FOR) INVESTING
Capital expenditures	(157)	(117)
Sales of non-strategic assets and operations	31	63
Proceeds from sale of property and equipment	7	—
Acquisitions, net of cash acquired, and joint ventures	(3)	(3)

	(122)	(57)

CASH PROVIDED BY (USED FOR) FINANCING
Payments of debt	(63)	(156)
Borrowings under accounts receivable securitization program, net	50	1
Payments of other long-term liabilities	—	(64)
Cash dividends paid to shareholders	(78)	(60)
Repurchase of common stock	(472)	—
Exercise of options	42	60
Settlement of equity purchase contracts	345	—

	(176)	(219)

Net increase (decrease) in cash and cash equivalents	(4)	(5)
Cash and cash equivalents at beginning of period	9	20

Cash and cash equivalents at end of period	$5	$15

See the notes to consolidated financial statements.

SUMMARIZED BALANCE SHEETS
FINANCIAL SERVICES
Unaudited

	Third
	Quarter	Year-End
	-End 2005	2004
	(In millions)
ASSETS
Cash and cash equivalents	$475	$363
Loans held for sale	189	510
Loans, net of allowance for losses of $77 in 2005 and $85 in 2004	10,013	9,618
Securities available-for-sale	982	1,118
Securities held-to-maturity	4,452	3,864
Real estate	253	253
Premises and equipment, net	186	167
Accounts, notes, and accrued interest receivable	120	170
Goodwill	164	152
Other assets	220	235

TOTAL ASSETS	$17,054	$16,450

LIABILITIES AND STOCKHOLDER’S EQUITY
Deposits	$9,110	$8,964
Federal Home Loan Bank borrowings	6,020	4,717
Securities sold under repurchase agreements	—	787
Other liabilities	209	350
Other borrowings	212	206
Preferred stock issued by subsidiaries	305	305

TOTAL LIABILITIES	15,856	15,329
Shareholder’s Equity	1,198	1,121

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$17,054	$16,450

See the notes to consolidated financial statements.

SUMMARIZED STATEMENTS OF INCOME
FINANCIAL SERVICES
Unaudited

	Third Quarter		First Nine Months
	2005	2004	2005	2004
		(In millions)
INTEREST INCOME
Loans and loans held for sale	$157	$122	$428	$354
Securities available-for-sale	10	13	40	42
Securities held-to-maturity	41	40	105	129
Other earning assets	1	1	3	2

Total interest income	209	176	576	527

INTEREST EXPENSE
Deposits	(49)	(37)	(133)	(104)
Borrowed funds	(58)	(43)	(152)	(128)

Total interest expense	(107)	(80)	(285)	(232)

NET INTEREST INCOME	102	96	291	295
(Provision) credit for credit losses	1	5	(9)	9

NET INTEREST INCOME AFTER (PROVISION) CREDIT FOR CREDIT LOSSES	103	101	282	304

NONINTEREST INCOME
Service charges on deposits	12	11	33	31
Insurance commissions and fees	17	12	48	36
Real estate operations	16	8	44	43
Loan origination and sale of loans	5	34	19	117
Operating lease income	1	2	4	8
Loan servicing fees	—	8	1	24
Amortization and impairment of servicing rights	—	(21)	—	(34)
Other	11	9	34	26

Total noninterest income	62	63	183	251

NONINTEREST EXPENSE
Compensation and benefits	(47)	(65)	(139)	(209)
Insurance operations, other than compensation	(2)	(1)	(6)	(4)
Real estate operations, other than compensation	(6)	(4)	(18)	(24)
Occupancy	(6)	(9)	(20)	(24)
Data processing	(4)	(5)	(12)	(14)
Other	(33)	(43)	(105)	(131)
Charges related to asset impairments and severance	—	(21)	—	(21)

Total noninterest expense	(98)	(148)	(300)	(427)

INCOME BEFORE INCOME TAXES	67	16	165	128
Income tax expense	(24)	(7)	(61)	(49)

NET INCOME	$43	$9	$104	$79

See the notes to consolidated financial statements.

SUMMARIZED STATEMENTS OF CASH FLOWS
FINANCIAL SERVICES
Unaudited

	First Nine Months
	2005	2004
	(In millions)
CASH PROVIDED BY (USED FOR) OPERATIONS
Net income	$104	$79
Adjustments:
Depreciation	16	18
Depreciation of leased assets	4	7
Provision (credit) for credit losses	9	(9)
Amortization and accretion of financial instruments	12	14
Deferred income taxes	16	(9)
Amortization and impairment of servicing rights	—	34
Non-cash charges related to mortgage banking repositioning	—	17
Changes in:
Loans held for sale, originations	(1,939)	(5,464)
Loans held for sale, sales	2,247	5,479
Collections on loans serviced for others, net	(122)	(5)
Other	(15)	(1)

	332	160

CASH PROVIDED BY (USED FOR) INVESTING
Purchases of securities available-for-sale	(6)	(28)
Principal payments and maturities of securities available-for-sale	145	229
Purchases of securities held-to-maturity	(1,523)	(896)
Principal payments and maturities of securities held-to-maturity	1,007	1,349
Loans originated or acquired, net of collections	(476)	(725)
Collection of mortgage servicing rights sale receivables	46	—
Sales of loans	1	36
Acquisitions, net of cash acquired	(20)	(15)
Branch acquisitions	—	148
Capital expenditures	(29)	(30)
Other	12	56

	(843)	124

CASH PROVIDED BY (USED FOR) FINANCING
Deposits, net	147	140
Repurchase agreements and short-term borrowings, net	1,040	(85)
Additions to debt and long-term FHLB borrowings	14	321
Payments of debt and long-term FHLB borrowings	(532)	(562)
Dividends paid to parent company	(25)	(70)
Other	(21)	14

	623	(242)

Net increase (decrease) in cash and cash equivalents	112	42
Cash and cash equivalents at beginning of period	363	379

Cash and cash equivalents at end of period	$475	$421

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
     We have reclassified some prior year amounts to conform to this year’s classifications.
Note B — Earnings Per Share
     We computed earnings per share using the following denominators:

	Third Quarter		First Nine Months
	2005	2004	2005	2004
		(In millions)
Denominator for basic earnings per share, weighted average common shares outstanding	112.7	111.8	113.0	111.0
Dilutive effect of:
Equity purchase contracts	—	0.4	0.5	0.2
Stock options	1.4	1.2	1.5	1.0

Denominator for diluted earnings per share	114.1	113.4	115.0	112.2

     Basic and diluted weighted average shares outstanding have been adjusted to reflect our two-for-one stock split on April 1, 2005.
     Some equity purchase contracts were settled in first quarter 2005, and as a result, we issued 826,240 shares of common stock based on an applicable price of $31.72 per share and received $26 million in cash. We settled the remaining equity purchase contracts in May 2005 and as a result, we issued 10,049,535 shares of common stock based on an applicable price of $31.72 per share and received $319 million in cash. We have now completed our obligations under the equity purchase contracts we issued in May 2002.

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     In first nine months 2005, we repurchased 13 million shares of common stock for $474 million, including $2 million included in other current liabilities which was settled after third quarter-end. We repurchased 12 million shares under a February 4, 2005 Board of Director’s authorization to repurchase up to 12 million shares and 1 million shares under an August 5, 2005 Board of Director’s authorization to repurchase up to 6 million shares. We repurchased 2.8 million shares for $104 million in first quarter 2005, 9.2 million shares for $331 million in second quarter 2005, and 1 million shares for $39 million in third quarter 2005. The repurchased shares were added to treasury shares at an average cost of $36.49 per share.
Note C — Comprehensive Income
     Comprehensive income consists of:

	Third Quarter		First Nine Months
	2005	2004	2005	2004
		(In millions)
Net income	$38	$40	$152	$107
Other comprehensive income (loss), net of taxes:
Unrealized gains (losses) on:
Available-for-sale securities	(2)	—	(2)	(3)
Derivative instruments	(1)	(1)	(2)	3
Foreign currency translation adjustments	—	—	3	(1)

Other comprehensive income (loss)	(3)	(1)	(1)	(1)

Comprehensive income	$35	$39	$151	$106

     At third quarter-end 2005, the fair value of our interest rate derivative instruments was a $3 million liability, of which $1 million is related to an instrument designated as a cash flow hedge and $2 million is related to an instrument not designated as a hedge. Changes in the fair value of the cash flow hedge decreased other comprehensive income by $1 million in third quarter 2005 and $2 million in first nine months 2005. Changes in the fair value of the other instrument are included in other non-operating income (expense) and resulted in an immaterial gain in third quarter 2005 and a $1 million gain in first nine months 2005. Our linerboard and OCC derivative instruments expired in April 2005.
     The fair value of financial services’ interest rate lock commitments and forward sales of loans and securities was an asset less than $1 million at third quarter-end 2005.
Note D — Segment Information
     We have three business segments: corrugated packaging, forest products, and financial services. Corrugated packaging manufactures containerboard and corrugated packaging. Forest products manages our timber resources and manufactures a variety of building products. Financial services operates a savings bank and an insurance agency and engages in real estate development activities.
     We evaluate segment performance based on return on investment (ROI). We define ROI as segment operating income divided by segment assets less segment current liabilities. Segment operating income is income before unallocated expenses and income taxes. Unallocated expenses represent expenses managed on a company-wide basis and include corporate general and administrative expense, other operating and non-operating income (expense), and parent company interest expense. Other operating income (expense) includes gain or loss on sale of assets, asset impairments and expenses associated with facility closures and unusual items. The accounting policies of the segments are the same as those described in the accounting policy notes to the financial statements.

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

				Unallocated
	Corrugated Packaging	Forest Products	Financial Services	Expenses and Eliminations		Total
For Third Quarter 2005			(In millions)
Revenues from external customers	$690	$257	$271	$—		$1,218
Depreciation and amortization	41	12	6	2		61
Segment operating income and income (loss) before taxes	15	64	67	(85	)(a)	61
Financial services, net interest income	—	—	102	—		102
Capital expenditures	20	19	16	4		59

For First Nine Months 2005 or at Third Quarter-End 2005
Revenues from external customers	$2,146	$771	$759	$—		$3,676
Depreciation and amortization	120	38	20	8		186
Segment operating income and income (loss) before taxes	123	176	165	(245	)(b)	219
Financial services, net interest income	—	—	291	—		291
Total assets	2,334	962	17,054	306		20,656
Capital expenditures	95	48	29	14		186
Goodwill	236	—	164	—		400

For Third Quarter 2004
Revenues from external customers	$689	$266	$239	$—		$1,194
Depreciation and amortization	40	13	9	2		64
Segment operating income and income (loss) before taxes	40	68	37	(81	)(c)	64
Financial services, net interest income	—	—	96	—		96
Capital expenditures	36	15	12	2		65

For First Nine Months 2004 or at Third Quarter-End 2004
Revenues from external customers	$2,049	$739	$778	$—		$3,566
Depreciation and amortization	119	41	25	6		191
Segment operating income and income (loss) before taxes	72	165	149	(215	)(d)	171
Financial services, net interest income	—	—	295	—		295
Total assets	2,370	1,035	17,037	277		20,719
Capital expenditures	77	34	30	6		147
Goodwill	235	—	152	—		387

(a)	Includes other operating expenses for third quarter 2005 of $27 million, which consists of a $5 million charge associated with converting and production facility closures or sales, a $16 million charge associated with hurricane related costs, a $5 million charge related to antitrust litigation, and $1 million of other charges. Of these amounts, $19 million applies to corrugated packaging and $8 million applies to forest products.

(b)	Includes other operating expenses for first nine months 2005 of $80 million, which consists of a $44 million charge associated with converting and production facility closures or sales, a $16 million charge associated with hurricane related costs, a $13 million charge related to antitrust litigation, a $4 million charge associated with a proxy contest in the first half of the year, and $3 million of other charges. Of these amounts, $39 million applies to corrugated packaging, $35 million applies to forest products, and $6 million does not apply to a business segment.

(c)	Includes other operating expenses for third quarter 2004 of $25 million, which consists of a $4 million charge associated with converting and production facility closures, a $1 million charge related to consolidation and supply chain initiatives, a $21 million charge associated with the repositioning of mortgage origination and servicing activities, and $1 million of

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income related to the collection of notes previously written-off. Of these amounts, $3 million applies to corrugated packaging, $21 million applies to financial services, and $1 million does not apply to a business segment.

(d)	Includes other operating expenses for first nine months 2004 of $49 million, which consists of a $21 million charge associated with converting and production facility closures, a $7 million charge related to consolidation and supply chain initiatives, a $21 million charge associated with the repositioning of mortgage origination and servicing activities, $1 million of income related to the collection of notes previously written-off, and $1 million of other charges. Of these amounts, $9 million applies to corrugated packaging, $12 million applies to forest products, $21 million applies to financial services, and $7 million does not apply to a business segment.
Note E — Employee Benefit Plans
     The components of net periodic benefit cost of our defined benefit pension plans are:

	Third Quarter		First Nine Months
	2005	2004	2005	2004
		(In millions)
Service costs	$6	$6	$19	$18
Interest cost on projected benefit obligation	18	18	54	54
Expected return on plan assets	(18)	(17)	(54)	(51)
Amortization of prior service costs	—	—	—	—
Amortization of net loss	6	6	19	18

Net periodic benefit cost	$12	$13	$38	$39

     In first nine months 2005, we made $45 million in voluntary, discretionary contributions to our defined benefit pension plans, including $15 million in third quarter 2005.
     The components of net periodic benefit cost of our postretirement benefit plans are:

	Third Quarter		First Nine Months
	2005	2004	2005	2004
		(In millions)
Service costs	$1	$1	$3	$3
Interest cost on projected benefit obligation	2	2	6	6
Expected return on plan assets	—	—	—	—
Amortization of prior service costs	(1)	(1)	(3)	(3)
Amortization of net loss	—	—	—	—

Net periodic benefit cost	$2	$2	$6	$6

Note F — Stock-Based Compensation
     Beginning January 2003, we voluntarily adopted the prospective transition method of accounting for stock-based compensation contained in Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123. The principal effect of adopting the prospective transition method is that the fair value of stock options granted in 2003 and thereafter is charged to expense over the option-vesting period. Prior to 2003, we used the intrinsic value method in accounting for stock-based compensation. As a result, no stock-based compensation expense related to stock options granted prior to 2003 is reflected in net income, as all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Therefore, the cost related to stock-based compensation recognized in net income for 2005 and 2004 is less than would have been recognized if the fair value method had been applied to all stock options granted. The following table illustrates the effect on net income and earnings per share as if the fair value method had been applied to all stock options granted. In 2004 and first quarter 2005, stock-based compensation included treasury stock contributions to fulfill our obligation for matching contributions to our 401(k) plans. Beginning with second quarter 2005, we used cash to fulfill these obligations.

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Third Quarter		First Nine Months
	2005	2004	2005	2004
		(In millions)
Net income, as reported	$38	$40	$152	$107
Add: Stock-based compensation expense, net of related tax effects, included in the determination of reported net income	4	3	14	16
Deduct: Total stock-based compensation expense, net of related tax effects, determined under the fair value based method for all awards	(5)	(5)	(17)	(23)

Pro forma net income	$37	$38	$149	$100

Earnings per share:
Basic, as reported	$0.34	$0.36	$1.35	$0.97
Basic, pro forma	$0.33	$0.34	$1.32	$0.90

Diluted, as reported	$0.33	$0.36	$1.32	$0.96
Diluted, pro forma	$0.32	$0.34	$1.30	$0.89
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
     As a result of our periodic assessment of loss contingencies taking into account settlements by other defendants in the remaining opt out cases, we have increased our reserve for our pending antitrust litigation by $5 million in third quarter 2005. We believe that our reserves established for this matter are adequate.
Note H — Assets Held For Sale
     Assets held for sale include assets of discontinued operations and other non-strategic assets held for sale.
     At third quarter-end 2005, discontinued operations consist of the chemical business obtained in the acquisition of Gaylord Container Corporation. At third quarter-end 2005, the assets and liabilities of the discontinued operations include $7 million of working capital and $13 million of property and equipment. Revenues from discontinued operations were $4 million in third quarter 2005 and $4 million in third quarter 2004 and $15 million in first nine months 2005 and $12 million in first nine months 2004.
     At third quarter-end 2005, the carrying value of non-strategic assets held for sale was $8 million.

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note I — Other Operating Income (Expense)

	Third Quarter		First Nine Months
	2005	2004	2005	2004
		(In millions)
Equity in earnings of joint ventures	$10	$9	$29	$19
Closure and sale of converting and production facilities	(5)	(4)	(44)	(21)
Hurricane related costs	(16)	—	(16)	—
Antitrust litigation	(5)	—	(13)	—
Proxy contest	—	—	(4)	—
Consolidation of administrative functions	—	(1)	—	(7)
Collection of note previously written-off	—	1	—	1
Other	(1)	—	(3)	(1)

Total	$(17)	$5	$(51)	$(9)

     We continue our efforts to enhance return on investment by lowering costs, improving operating efficiencies, and increasing asset utilization. As a result, we continue to review operations that are unable to meet return objectives and determine appropriate courses of action, including consolidating and closing facilities and selling under-performing assets. In first nine months 2005, we closed our Antioch, California corrugated packaging facility, sold our Pembroke, Canada MDF facility, effected other workforce reductions and recently announced our intentions to close by year-end 2005 three additional corrugated packaging facilities: Atlanta, Georgia; Louisville, Kentucky; and Newark, Delaware. These actions affected or will affect approximately 500 employees. As a result, we recognized losses of $44 million, including $37 million in impairments and losses on sales, $4 million in severance and retention obligations, and $3 million in other exit costs. It is likely that we will incur additional asset impairments, severance and other exit costs in fourth quarter 2005. The loss on the sale of the Pembroke MDF facility was $25 million and other exit costs associated with the sale were $1 million. As a result of the sale of the Pembroke facility, we recognized a one-time tax benefit of $16 million, which decreased our effective tax rate to 32 percent for first nine months 2005.
     In third quarter 2005, Hurricanes Katrina and Rita adversely affected our operations. In addition to being forced to curtail production and incur start up costs at several facilities, we recognized losses and unusual expenses of $16 million, including $7 million in impairments related to our Texas and Louisiana forests, $6 million in facility damages and $3 million in employee and community assistance and other costs. It is likely that we will incur additional losses and expenses in fourth quarter 2005. The forest and facility losses represent our initial assessment of the book value of timber damaged less estimated recoveries and the book value of facility damages excluding any insurance recoveries. It is likely that the amount of losses recognized will change as we refine our assessments of damages and recoveries.
     In first nine months 2004, we closed or announced the closure of five corrugated packaging facilities and sold our Clarion MDF facility and certain assets used in our specialty packaging operations. As a result, we recognized losses of $21 million, including $13 million in impairments and losses on sales and $8 million in severance and other exit costs. In addition, in first nine months 2004, we announced our intentions to reposition our financial services mortgage origination activities and sell our third-party mortgage-servicing portfolio. As a result, our financial services operation recognized losses of $21 million, including $17 million in asset and goodwill impairments and $4 million in retention, severance and other exit costs.
     Activity for the third quarter 2005 within our accruals for exit costs follows:

	Beginning of Period	Additions	Cash Payments	End of Period
		(In millions)
Involuntary employee terminations	$1	$1	$(1)	$1
Contract termination penalties	6	—	—	6
Environmental compliance	6	—	(2)	4
Demolition	7	—	—	7

Total	$20	$1	$(3)	$18

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     In addition, $1 million of financial services exit cost accruals related to the repositioning of our mortgage origination and servicing activities were paid in third quarter 2005. At third quarter-end 2005, financial services accruals for exit costs were $4 million.
Note J — Acquisitions and Other Items
     In first quarter 2005, financial services completed the acquisition of an insurance agency for $18 million cash with potential additional consideration of up to $7 million. This acquisition did not materially affect our financial position, results of operations, or liquidity.
Note K — Change in Method of Accounting and Accounting Pronouncements
Change in Method of Accounting for Certain Inventories
     In January 2005, we changed our method of accounting for our corrugated packaging inventories from the LIFO (Last In, First Out) method to the average cost method, which approximates FIFO (First In, First Out). As a result of our ongoing efforts to reduce cost permanently and increase asset utilization, we believe the average cost method is preferable because it: (i) increases the transparency of our financial reporting through a more balanced income statement and balance sheet presentation; (ii) results in the valuation of all of our inventories at current cost in our financial statements; and (iii) conforms all of our inventories to a single method of accounting.
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
     FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, clarifies the term conditional asset retirement obligation as used in SFAS No. 143, Accounting for Retirement Obligations, and clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 will be effective for us beginning first quarter 2006. We have not yet completed our analysis of this interpretation to determine what affect, if any, its adoption will have on our earnings or financial position.

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
     The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for these forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors and uncertainties could cause our actual results to differ significantly from the results discussed in the forward-looking statements. Factors and uncertainties that might cause such differences include, but are not limited to:
•	general economic, market or business conditions;

•	the opportunities (or lack thereof) that may be presented to and pursued by us and our subsidiaries;

•	the availability and price of raw materials used by us and our subsidiaries;

•	fluctuations in the cost of purchased energy;

•	fluctuations in the cost we incur to transport the raw materials we use and the products we manufacture;

•	assumptions related to pension and postretirement costs;

•	assumptions related to accounting for impaired assets;

•	the collectibility of loans and accounts receivable and related provision for losses;

•	competitive actions by other companies;

•	changes in laws or regulations and actions or restrictions of regulatory agencies;

•	the accuracy of certain judgments and estimates concerning our integration of acquired operations;

•	our ability to execute certain strategic and business improvement initiatives; and

•	other factors, many of which are beyond our and our subsidiaries’ control.
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

Results of Operations for Third Quarter and First Nine Months 2005 and 2004
Summary
     We manage our operations through three business segments: corrugated packaging, forest products, and financial services. Beginning in first quarter 2006, we anticipate separating real estate operations that are currently included within our forest products and financial services segments into a fourth business segment. A summary of the results of operations by business segment follows:

	Third Quarter		First Nine Months
	2005	2004	2005	2004
	(In millions, except per share)
Revenues
Corrugated packaging	$690	$689	$2,146	$2,049
Forest products	257	266	771	739
Financial services	271	239	759	778 (a)

Total revenues	$1,218	$1,194	$3,676	$3,566

Segment Operating Income
Corrugated packaging	$15	$40	$123	$72
Forest products	64	68	176	165
Financial services	67	37	165	149

Total segment operating income	146	145	464	386
Expenses not allocated to segments
General and administrative	(32)	(25)	(86)	(67)
Other operating income (expense)	(27)	(25)	(80)	(49)
Other non-operating income (expense)	1	—	3	(2)
Parent company interest	(27)	(31)	(82)	(97)

Income before income taxes	61	64	219	171
Income taxes	(24)	(25)	(69)	(66)

Income from continuing operations	37	39	150	105
Discontinued operations	1	1	2	2

Net income	$38	$40	$152	$107

Average diluted shares outstanding	114.1	113.4	115.0	112.2

Income from continuing operations, per diluted share	$0.32	$0.35	$1.30	$0.94

ROI, annualized			9.5%	8.7%

(a)	Includes the effect of a reclassification of $6 million related to first quarter 2004. The reclassification had no effect on operating income.

Significant items affecting income from continuing operations included:

·
•     In 2005, we continued to see the benefits in our manufacturing operations of our initiatives to lower costs and improve asset utilization and increase operating efficiencies and the benefits in our financial services operations from repositioning our mortgage origination and servicing activities completed in late 2004. Raw material costs, however, continued to escalate for our manufacturing operations, offsetting some of the benefits. Actions taken to lower cost, improve asset utilization, and increase operating efficiencies resulted in charges and expenses of $44 million, principally related to the closure or pending closure of four corrugated packaging converting facilities and the sale of our Pembroke, Canada MDF facility. As a result of the sale of this facility, we recognized a one-time tax benefit of $16 million. In third quarter 2005 and continuing into the early part of fourth quarter 2005, Hurricanes Katrina and Rita forced us to curtail operations at seven of our converting and production facilities for varying periods, which we estimate adversely affected segment operating income by about $11 million due to production downtime and start-up expenses. In addition, in third quarter 2005, we recognized hurricane related losses and unusual expenses of $16 million principally related to impairment of our Texas and Louisiana forests, facility damage, and employee and community assistance.

•	In 2004, actions taken to lower costs and improve asset utilization and operating efficiencies resulted in charges and expenses of $49 million, principally related to the closure of five corrugated packaging converting facilities, the sale of certain assets used in our specialty packaging operations, the sale of our Clarion MDF facility and the repositioning of our financial services mortgage origination and servicing activities.
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
     A summary of our corrugated packaging results follows:

	Third Quarter		First Nine Months
	2005	2004	2005	2004
		(Dollars in millions)
Revenues	$690	$689	$2,146	$2,049
Costs and expenses	(675)	(649)	(2,023)	(1,977)

Segment operating income	15	40	123	72

Segment ROI			7.8%	4.7%
     Hurricanes Katrina and Rita adversely affected third quarter 2005 segment operating results by about $10 million principally related to mill production downtime and start-up expenses at our Bogalusa, Louisiana and Orange, Texas linerboard mills.
     Corrugated packaging pricing, which includes freight and is net of discounts, was down slightly in third quarter 2005 compared with third quarter 2004. Shipments improved due to market share growth.

	Third Quarter 2005	First Nine Months
	versus Third	2005 versus First
	Quarter 2004	Nine Months 2004
	Increase (Decrease)
Corrugated packaging
Average prices	(1%)	5%
Shipments, average week	1%	2%
Industry shipments, average week (a)	(2%)	(1%)

Linerboard
Average prices	(25%)	0%
Shipments, tons	36%	(12%)

(a)	Source: Fibre Box Association
     The increase in corrugated packaging shipments was generated with one fewer converting facility at third quarter-end 2005 compared with third quarter-end 2004.

     Linerboard shipments to third parties in first nine months 2005 were down because more of our production was used in our converting facilities, which is consistent with our strategy to convert more of the linerboard we produce in our own converting facilities. Linerboard shipments to third parties were up in third quarter 2005 compared with third quarter 2004. Shipments to third parties in third quarter 2004 were reduced to facilitate linerboard shipments to our own box plants, as inventory levels were below practical levels entering third quarter 2004.
     Compared with second quarter 2005, average corrugated packaging prices were down three percent and shipments were down two percent while average linerboard prices were down 16 percent and shipments were up 25 percent. Principally as a result of the cost increases described below, we announced a $35 per ton increase in the price of linerboard effective October 1, 2005. Following this linerboard price increase, we are in the process of implementing a corresponding corrugated packaging price increase, which we anticipate will be realized in first quarter 2006.
     Costs and expenses were up four percent in third quarter 2005 compared with third quarter 2004 and up two percent in first nine months 2005 compared with first nine months 2004. Higher volumes and higher prices for most raw materials were partially offset by lower costs attributable to the closure of one converting facility, workforce reductions and increased mill reliability and efficiency, which resulted in lower maintenance costs and improved raw material yield and energy usage. As part of our continuing efforts to improve profitability, lower cost and improve operating efficiency and asset utilization, we recently announced our intentions to close three additional converting facilities by year-end 2005.
     Fluctuations in our significant cost and expense components included:

	Third Quarter 2005	First Nine Months
	versus Third	2005 versus First
	Quarter 2004	Nine Months 2004
	Increase (Decrease)
	(In millions)
Wood fiber	$2	$17
Recycled fiber	(2)	2
Freight	7	25
Energy, principally natural gas	8	13
Depreciation	1	1
Pension and postretirement	(1)	(3)
     The cost of our outside purchases of wood and recycled fiber, freight, and energy costs fluctuate based on the market prices we pay for these commodities. It is likely that these costs will continue to fluctuate during 2005.
     Information about our converting facilities and mills follows:

	Third Quarter		First Nine Months
	2005	2004	2005	2004
		(In millions)
Number of converting facilities (at quarter-end)	68	69	68	69
Mill capacity, in thousand tons	860	826	2,578	2,467
Mill production, in thousand tons	830	853	2,568	2,533
Percent mill production used internally	91%	93%	92%	91%
Percent of total fiber requirements sourced from recycled fiber	37%	36%	36%	36%
Corrugating medium purchases from our Premier Boxboard Limited LLC joint venture, in thousand tons	15	23	52	78
     As a result of Hurricanes Katrina and Rita, our third quarter 2005 mill production was adversely affected by about 42,000 tons.

Forest Products
     We own or lease two million acres of timberland in Texas, Louisiana, Georgia, and Alabama. We grow timber, cut the timber and convert it into products or sell it in the open market. We are creating the infrastructure necessary for real estate development of our designated high-value timberland in Georgia, principally near Atlanta. From time to time we acquire additional holdings for use in our converting operations and divest of existing holdings that have a higher or better use. We manufacture lumber, particleboard, gypsum wallboard, fiberboard and medium density fiberboard (MDF). Our forest products segment revenues are principally derived from the sales of these products and, to a lesser degree, from sales of fiber and high-value lands and other income. We also own 50 percent interests in a gypsum wallboard joint venture and in an MDF joint venture.
     A summary of our forest products results follows:

	Third Quarter		First Nine Months
	2005	2004	2005	2004
		(Dollars in millions)
Revenues	$257	$266	$771	$739
Costs and expenses	(193)	(198)	(595)	(574)

Segment operating income	64	68	176	165

Segment ROI			25.1%	22.5%
     Hurricane Rita adversely affected third quarter 2005 segment operating results by about $1 million principally related to downtime and start-up expenses at four of our Texas and Louisiana lumber converting facilities.
     Pricing, which includes freight and is net of discounts, and shipments improved for most product offerings due to the continued strength in the residential construction and remodeling markets.

	Third Quarter 2005	First Nine Months
	versus Third	2005 versus First
	Quarter 2004	Nine Months 2004
	Increase (Decrease)
Lumber:
Average prices	3%	5%
Shipments	(3%)	0%
Particleboard:
Average prices	(11%)	2%
Shipments	8%	5%
Gypsum:
Average prices	17%	14%
Shipments	11%	13%
MDF:
Average prices	(7%)	0%
Shipments	(44%)	(15%)
     Compared with second quarter 2005, average prices were down one percent for lumber and four percent for particleboard, while average prices were up nine percent for gypsum and flat for MDF. Shipments were down five percent for lumber, six percent for particleboard, and 44 percent for MDF, while shipments were up six percent for gypsum. MDF shipments were negatively impacted by the sale of our Pembroke, MDF facility in second quarter 2005.

     Segment operating income also includes:

			First Nine
	Third Quarter		Months
	2005	2004	2005	2004
		(In millions)
Our share of gypsum and MDF joint venture operating income	$7	$7	$21	$16
Hunting, mineral and recreational lease income	10	8	24	17
Gain on sale of about 2,900 acres of timberland to	5	—	5	—

	$22	$15	$50	$33

     Information regarding our high-value land sales follows:

			First Nine
	Third Quarter		Months
	2005	2004	2005	2004
High-value land:
Acres sold	477	469	1,436	1,811
Profit included in segment operating income (in millions)	$3	$3	$10	$12
     Costs and expenses were down three percent in third quarter 2005 compared with third quarter 2004 and up four percent in first nine months 2005 compared with first nine months 2004. Higher volumes and higher prices for most raw materials offset cost reductions attributable to the sale of our Pembroke MDF facility in June 2005 and our Clarion MDF facility in May 2004.
     Fluctuations in our significant cost and expense components included:

	Third Quarter 2005	First Nine Months
	versus Third	2005 versus First
	Quarter 2004	Nine Months 2004
	Increase (Decrease)
	(In millions)
Wood fiber	$1	$16
Energy, principally natural gas	2	8
Freight	3	8
Chemical	2	12
Depreciation	(1)	(3)
Pension and postretirement	1	3
     Our goal is to increase use of wood fiber from our timberland and reduce our reliance on outside purchases. The cost of our outside purchases of fiber, energy, freight and chemicals fluctuate based on the market prices we pay for these commodities. It is likely that these costs will continue to fluctuate during 2005.

     Information about our timber harvest and converting and manufacturing facilities follows:

	Third Quarter		First Nine Months
	2005	2004	2005	2004
Timber harvest, in million tons:
Sawtimber	0.5	0.6	1.7	1.7
Pulpwood	0.8	0.9	2.4	2.5

Total	1.3	1.5	4.1	4.2
Number of converting and manufacturing facilities (at quarter-end)	17	18	17	18
Average operating rates for all product lines excluding sold or closed facilities:
High	107%	106%	99%	98%
Low	87%	88%	78%	84%
Average	96%	95%	91%	93%
     As a result of Hurricane Rita, our third quarter 2005 timber harvest was adversely affected by about 60,000 tons and our average operating rates were adversely affected by about six percent.
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
     A summary of our financial services results follows:

	Third Quarter		First Nine Months
	2005	2004	2005	2004
	(Dollars in millions)
Net interest income	$102	$96	$291	$295
Segment operating income	67	37	165	149
Segment ROI			19.6%	17.7%
     While we were forced to temporarily close a few Texas banking centers as a result of Hurricane Rita, we did not sustain any significant facility damage, and these closures did not significantly affect our segment operating results.
     The change in segment operating income was principally due to the sale at the end of 2004 of our third party mortgage servicing portfolio, which eliminated mortgage servicing rights amortization and impairment charges, and benefits derived from repositioning our mortgage origination activities.

Net Interest Income and Earning Assets and Deposits
     Net interest income and our interest rate spread were higher in third quarter 2005 primarily due to the recognition of $4 million of interest income on loans that were paid off during the quarter for which we had previously applied interest payments as a reduction in the carrying amount of the loans.
     Information concerning our interest rate spread follows:

	Third Quarter				First Nine Months
	2005		2004		2005		2004
	Average Balance	Yield/ Rate	Average Balance	Yield Rate	Average Balance	Yield/ Rate	Average Balance	Yield/ Rate
				(Dollars in millions)
Earning assets	$15,451	5.42%	$15,799	4.46%	$15,121	5.08%	$16,073	4.37%
Interest-bearing liabilities	14,468	2.98%	14,956	2.14%	14,169	2.69%	15,180	2.04%

Interest rate spread		2.44%		2.32%		2.39%		2.33%
     Excluding the $4 million of interest income described above, our portfolio is currently positioned such that if interest rates remain relatively stable, it is likely that our interest rate spread will remain near its current level. However, if interest rates change significantly, it is likely that our interest rate spread will decline as result of the repricing and prepayment characteristics of our earning assets and interest-bearing liabilities. For further information regarding the potential effect on earnings of changes in interest rates, please read Part I, Item 3, Quantitative and Qualitative Disclosures About Market Risk.
     The following tables summarize the composition of earning assets and deposits:

	Third Quarter-End
	2005	2004
	(Dollars in millions)
Residential housing assets
Loans held for sale	$189	$535
Loans	7,311	7,142
Securities	5,434	5,402

Total residential housing assets	12,934	13,079
Other earning assets	3,067	2,899

Total earning assets	$16,001	$15,978

Residential housing assets as a percentage of total earning assets	81%	82%

Transaction accounts	$4,514	$5,165
Certificates of deposit	4,596	3,826

Total deposits	$9,110	$8,991

     Earning assets remained approximately the same at third quarter end 2005 compared with third quarter end 2004, as declines in loans held for sale due to the repositioning of our mortgage origination activities were offset by increases in residential housing and commercial loans. Purchases of new mortgage-backed securities offset prepayment activity on the existing security portfolio. We anticipate our loans to remain at third quarter end 2005 levels or slightly higher for several more months, but we expect increased funding on new loan commitments beginning in late 2005. In third quarter 2005, we acquired $1.3 billion in single-family mortgage-backed securities, and we expect to acquire additional mortgage-backed securities during the remainder of 2005.
     A portion of our loans consists of adjustable-rate mortgages that have various monthly payment amount options (Option ARMs). These payment options generally include the ability to select from fully amortizing payments, interest-only payments and payments less than the interest accrual rate, which can result in negative amortization. At third quarter-end 2005, loans held for sale and loans included $1.0 billion of Option ARMs and securities included $2.0 billion that had Option ARMs as the underlying assets. Of these securities, $0.5 billion are U.S. Government Sponsored Enterprise issued and $1.5 billion are senior tranches of private-label offerings. All of these securities bear AAA ratings from nationally recognized securities rating organizations. Interest income recognized and added to the principal balance of the Option ARM loans was less than $2 million in first nine months 2005.
     At third quarter-end 2005, we had $13 million in single-family loans in areas affected by Hurricanes Katrina and Rita. Of these, approximately $7 million had flood insurance policies. In addition, we have $20 million in single-family loans in areas affected by Hurricane Wilma, which made landfall in Florida in October. Of these, approximately $10 million had flood insurance policies. We have received very few notices from borrowers regarding property damage affecting the collateral value or borrower ability to pay. Based on the information we have to date, we do not anticipate any significant loan losses as a result of these hurricanes.
Asset Quality and Allowance for Credit Losses
     A summary of various asset quality measures we monitor follows:

	Third Quarter-End		Year-End
	2005	2004	2004
		(Dollars in millions)
Non-performing loans	$38	$56	$50
Restructured operating lease assets	—	37	37
Foreclosed real estate	2	17	4

Non-performing assets	$40	$110	$91

Non-performing loans as a percentage of total loans	0.37%	0.58%	0.51%
Non-performing assets ratio	0.40%	1.12%	0.93%
Allowance for loan losses/non-performing loans	204%	170%	170%
Allowance for loan losses/total loans	0.76%	0.98%	0.88%
     The change in non-performing loans was principally a result of repayments or collateral foreclosure on a number of commercial real estate loans in 2005. Additionally, as a result of improved financial performance by the lessee, we no longer classify the restructured operating lease assets as non-performing assets. The restructured operating lease assets had a carrying value of $33 million at third quarter-end 2005.

     Activity in the allowances for credit losses was:

	Third Quarter		First Nine Months
	2005	2004	2005	2004
		(Dollars in millions)
Loans:
Balance at beginning of period	$78	$100	$85	$111
Provision (credit) for loan losses	(1)	(5)	7	(9)
Net charge-offs	—	1	(15)	(6)

Balance at end of period	77	96	77	96

Unfunded Credit Commitments:
Balance at beginning of period	6	—	7	—
Provision for commitment-related credit losses	—	—	2	—
Net charge-offs	—	—	(3)	—

Balance at end of period	6	—	6	—

Combined allowances for credit losses at period end	$83	$96	$83	$96

Provision (credit) for:
Loan losses	$(1)	$(5)	$7	$(9)
Commitment-related credit losses	—	—	2	—

Combined provision (credit) for credit losses	$(1)	$(5)	$9	(9)

Net charge-offs as a percentage of average loans outstanding	(0.02%)	(0.01%)	0.24%	0.09%
     There were no significant charge-offs or provision events in third quarter 2005. Although changes in credit quality are difficult to predict, it is likely that we will recognize provisions for credit losses in future periods.
Noninterest Income and Noninterest Expense
     Fluctuations in our noninterest income components included:

	Third Quarter 2005	First Nine Months
	versus Third	2005 versus First
	Quarter 2004	Nine Months 2004
	Increase (Decrease)
	(In millions)
Noninterest income:
Loan origination and sale of loans	$(29)	$(98)
Servicing rights amortization and impairment	(21)	(34)
     The change in loan origination and sale of loans and servicing rights amortization and impairment was due to repositioning our mortgage origination activities and selling our third-party mortgage-servicing portfolio in late 2004.
     Fluctuations in our noninterest expense components included:

	Third Quarter 2005	First Nine Months
	versus Third	2005 versus First
	Quarter 2004	Nine Months 2004
Increase (Decrease)
(In millions)
Compensation and benefits	$(18)	$(70)

     The change in compensation and benefits was due to the repositioning of our mortgage origination activities in late 2004. Prior to that, a significant portion of our compensation expense was related to our mortgage loan origination activity and was directly variable with origination activities.
     Information regarding mortgage loan origination activity follows:

	Third Quarter		First Nine Months
	2005	2004	2005	2004
		(Dollars in millions)
Loans originated and retained	$235	$416	$743	$1,365
Loans sold to third parties	504	1,162	1,577	4,115
     The change in mortgage loan origination activity was due to the repositioning of our mortgage origination activities in late 2004.
Expenses Not Allocated to Segments
     Unallocated expenses represents expenses managed on a company-wide basis and includes corporate general and administrative expense, other operating and non-operating income (expense), and parent company interest expense.
     The change in general and administrative expenses in 2005 was principally due to increases in stock-based compensation.
     Other operating income (expense) not allocated to business segments consists of:

	Third Quarter		First Nine Months
	2005	2004	2005	2004
		(In millions)
Closure and sale of converting and production facilities	$(5)	$(4)	$(44)	$(21)
Repositioning of mortgage origination and servicing activities	—	(21)	—	(21)
Hurricane related costs	(16)	—	(16)	—
Antitrust litigation	(5)	—	(13)	—
Proxy contest	—	—	(4)	—
Consolidation of administrative functions and other	(1)	—	(3)	(7)

Total	$(27)	$(25)	$(80)	$(49)

     In first nine months 2005, we closed our Antioch, California converting facility, sold our Pembroke, Canada MDF facility, and announced our intentions to close by year-end 2005 our Atlanta, Georgia; Newark, Delaware; and Louisville, Kentucky converting facilities. In first nine months 2004, we sold certain assets used in our specialty operations and our Clarion MDF facility, and we closed five converting facilities: Dallas, Texas and Raleigh, North Carolina in second quarter 2004, and Rock Hill, Tennessee; Louisville, Kentucky; and Mishawaka, Indiana in third quarter 2004. Also, we repositioned our mortgage origination and servicing activities at the end of 2004.
     We will continue our efforts to enhance return on investment by lowering cost, improving operating efficiencies and increasing asset utilization. As a result, we will continue to review operations that are unable to meet return objectives and determine appropriate courses of action, including consolidating and closing converting facilities and selling under-performing assets.
     In third quarter 2005, Hurricanes Katrina and Rita adversely affected our operations. As a result, we recognized losses and unusual expenses of $16 million, including $7 million in impairments related to our Texas and Louisiana forests, $6 million in facility damages and $3 million in employee and community assistance and other costs. The forest and facility losses represent our initial assessment of the book value of timber damaged less estimated recoveries and the book value of facility damages excluding any insurance recoveries. It is likely that the amount of losses recognized will change as we refine our assessments of damages and recoveries.

     Other non-operating income (expense) includes in first nine months 2005 income of $1 million related to the change in fair value of the non-hedged interest rate derivative instrument and in first nine months 2004 a $2 million charge related to the early payment of debt.
     The change in parent company interest expense in third quarter and first nine months 2005 was due to reductions in long-term debt and lower interest rates.
Income Taxes
     Our effective tax rate was 39 percent in third quarter 2005 and 32 percent in first nine months 2005. The rate in first nine months 2005 reflects a one-time tax benefit of 7 percent resulting from the second quarter 2005 sale of our Pembroke, Canada MDF facility. This one-time tax benefit represents the current realization of cumulative foreign losses for which no benefit had been previously recognized. Our effective tax rate was 39 percent in third quarter 2004 and first nine months 2004. Differences between the effective tax rate and the statutory rate are due to state income taxes, nondeductible items, foreign operating losses, and other items for which no financial benefit is recognized until realized.
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
Capital Resources and Liquidity for First Nine Months 2005
     We discuss our capital resources and liquidity for Temple-Inland and our manufacturing subsidiaries, which we refer to as the parent company, and our financial services subsidiaries separately in order to provide a clearer understanding of our different businesses and because almost all of the net assets invested in financial services are subject to regulatory rules and regulations including restrictions on the payment of dividends to the parent company.
Sources and Uses of Cash
     Consolidated cash from operations was $601 million in first nine months 2005 and $361 million in first nine months 2004. Consolidated cash from operations represents the sum of parent company and financial services cash from operations, less the dividends from financial services, which are eliminated upon consolidation. In first nine months 2005, we received $25 million in dividends from financial services and in first nine months 2004 we received $70 million in dividends from financial services.

Parent Company Sources and Uses of Cash

	First Nine Months
	2005	2004
	(In millions)
We received cash from
Operations	$289	$320
Dividends from financial services (a)	25	70
Working capital changes	(20)	(119)

From operations	294	271
Sale of non-strategic and other assets	38	63
Exercise of options and in 2005 the settlement of equity purchase contracts	387	60

Total sources	719	394

We used cash to
Reduce debt and other obligations	(13)	(219)
Pay dividends to shareholders	(78)	(60)
Repurchase common stock	(472)	—
Reinvest in the business through
Capital expenditures	(157)	(117)
Joint ventures	(3)	(3)

Total uses	(723)	(399)

Change in cash and cash equivalents	$(4)	$(5)

(a)	Dividends we receive from financial services are eliminated in the consolidated statements of cash flows.
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
     In 2005 and 2004, many of our employees took advantage of the increasing spread between the market price of our common stock and the exercise price of employee stock options and exercised their stock options. As a result, we issued 1,592,353 shares of common stock in first nine months 2005 and 1,143,579 shares in first nine months 2004 to employees exercising options. In addition, in first nine months 2005, we issued 10,875,739 million shares of our common stock and received $345 million in cash in conjunction with the settlement of our equity purchase contracts. This completed our obligations under the equity purchase contracts issued in May 2002.
     In first nine months 2005, we repaid $21 million of variable rate industrial revenue bonds.
     We paid cash dividends to shareholders of $0.67 1/2 per share in first nine months 2005 and $0.54 per share in first nine months 2004.
     In February 2005, we announced that our Board of Directors approved a repurchase program of up to 12 million shares, and in August 2005, we announced that our Board of Directors approved a repurchase program of up to six million shares, which combined represents over 16 percent of our common stock. In first nine months 2005, we repurchased 13 million shares for $474 million, at an average price of $36.49 per share.
     Capital expenditures and timberland reforestation and acquisition are expected to approximate $228 million in 2005 or about 103 percent of expected 2005 depreciation and amortization. Most of the expected 2005 expenditures relate to initiatives to increase reliability at our linerboard mills.

Financial Services Sources and Uses of Cash

	First Nine Months
	2005	2004
	(In millions)
We received cash from
Operations	$161	$151
Changes in loans held for sale, and other	171	9

From operations	332	160
Sale of loans and mortgage servicing rights	47	36

Total sources	379	196

We used cash to
Pay dividends to the parent company (a)	(25)	(70)
Change in deposits and borrowings	669	(186)
Reinvest in the business through
Loans and securities, net of payments	(853)	(71)
Capital expenditure, acquisitions and other uses	(58)	173

Total uses	(267)	(154)

Change in cash and cash equivalents	$112	$42

(a)	Dividends we pay to the parent company are eliminated in the consolidated statements of cash flows.
     Our principal operating cash requirements are for compensation, interest, and taxes. Changes in loans held for sale are subject to the timing of the origination and subsequent sale of the loans and the level of refinancing activity. A significant portion of our first nine months 2005 cash from operations was due to the sale of loans held for sale. As a result of the repositioning of our mortgage origination activities in late 2004, it is likely that the cash flow related to these activities will decrease in 2005.
     The changes in deposits and borrowings and the amounts invested in loans and securities generally move in tandem because we use deposits and borrowings to finance these investments. In third quarter 2005, we acquired additional securities and borrowings increased. In first quarter 2005, we completed the acquisition of an insurance agency for $18 million cash.
     An increase in our loan commitments in third quarter 2005 increased our regulatory capital requirements. We anticipate continued loan commitment growth in fourth quarter 2005. However, funding of these commitments, particularly commercial real estate construction commitments, will not likely increase our earning assets until late 2005.
Liquidity
     Almost all of the net assets invested in financial services are subject to regulatory rules and restrictions including restrictions on the payment of dividends to the parent company. As a result, all consolidated assets are not available to satisfy all consolidated liabilities. In order to provide a clearer understanding of our different businesses, we discuss our contractual obligations for the parent company and financial services separately.
Parent Company Liquidity
     Our sources of short-term funding are our operating cash flows, dividends received from financial services, and borrowings under our existing accounts receivable securitization program and committed credit agreements.

     At third quarter-end, we had $957 million in unused borrowing capacity under our credit agreements and accounts receivable securitization program:

		Accounts
		Receivable
	Credit	Securitization
	Agreements	Program	Total
		(In millions)
Committed	$775	$250	$1,025
Less: borrowings	(2)	(66)	(68)

Unused borrowing capacity at third quarter-end	$773	$184	$957

     Our accounts receivable securitization program expires in 2008. In July 2005, we replaced our $400 million revolving credit facility with a five-year $600 million revolving credit facility, thereby increasing our unused borrowing capacity by $200 million.
     In February 2005, we effected a successful remarketing of our $345 million 6.42% senior notes due in 2007. The interest rate on these notes is now 5.003%.
     At third quarter-end, the fair value of our interest rate derivative instruments was a $3 million liability. The interest rate instruments expire in 2008. These instruments are non-exchange traded and are valued using either third-party resources or models. Our commodity derivative instruments expired in April 2005.
Financial Services Liquidity
     Our sources of short-term funding are our operating cash flows, new deposits, borrowings and, if necessary, sales of assets. Assets that can be readily converted to cash, or against which we can readily borrow, include short-term investments, loans, mortgage loans held for sale, and securities. At third quarter-end 2005, we had available liquidity of $3.4 billion.
Off-Balance Sheet Arrangements
Parent Company
     At third quarter-end 2005, there were no significant changes in parent company off-balance arrangements from that disclosed in our Annual Report on Form 10-K for the year 2004.
Financial Services
     A comparison of our third quarter-end 2005 unfunded commitments with those disclosed in our Annual Report on Form 10-K for the year 2004 follows:

	Third
	Quarter-End	Year-End
	2005	2004
	(In millions)
Single-family mortgage loans	$225	$290
Unused lines of credit	1,956	1,907
Unfunded portion of loan commitments	3,562	3,048
Commitments to originate commercial loans	970	579
Letters of credit	415	370

Total	$7,128	$6,194

Capital Adequacy and Other Regulatory Matters
     At third quarter-end 2005, Guaranty met or exceeded all applicable regulatory capital requirements. We expect to maintain Guaranty’s capital at a level that exceeds the minimum required for designation as “well capitalized” under the capital adequacy regulations of the Office of Thrift Supervision (OTS). From time to time, the parent company may make capital contributions to or receive dividends from Guaranty.
     Selected financial and regulatory capital data for Guaranty and its consolidated subsidiaries follows:

	Third Quarter-	Year-End
	End 2005	2004
	(In millions)
Balance sheet data:
Total assets	$16,665	$16,065
Total deposits	9,110	8,964
Shareholder’s equity	1,066	997

	Actual	Regulatory Minimum	For Categorization as “Well Capitalized”
Regulatory capital ratios:
Tangible capital	7.08%	2.00%	N/A
Leverage capital	7.08%	4.00%	5.00%
Risk-based capital	10.69%	8.00%	10.00%
     Guaranty has implemented the corrective actions necessitated by the OTS consent order we previously disclosed.
Accounting Policies
Critical Accounting Estimates
     In first nine months 2005, the only change in our critical accounting estimates from those we disclosed in our Annual Report on Form 10-K for the year 2004 was the elimination of accounting for mortgage servicing rights as a result of the previously disclosed sale of our third-party mortgage servicing portfolio in late 2004.
     Please read, Note K — Change in Method of Accounting and Accounting Pronouncements, of our Notes to the Consolidated Financial Statements for information about the January 2005 change we made in accounting for our corrugated packaging inventories and for information about pending accounting pronouncements.
Pension and Postretirement Matters
     We made voluntary, discretionary contributions of $45 million to the defined benefit pension plans in first nine months 2005, and it is likely that we will make additional voluntary, discretionary contributions to the defined benefit plans in fourth quarter 2005 of $15 million.
     Based on preliminary estimates, we expect to incur in the range of $45 to $50 million in non-cash pension expense in 2006 compared with $50 million in 2005, and that our minimum pension liability will decrease by about $4 million to about $285 million. Also based on these preliminary estimates, we do not expect our cash funding requirements to be significantly different from this year, in the range of $2 million.
Energy and the Effects of Inflation
     Energy costs were $220 million in first nine months 2005 compared with $199 million in first nine months 2004. Our energy costs fluctuate based on the market prices we pay for these commodities and on the amount and mix of the types of fuel we may use. We hedge very little of our energy needs. It is likely that these costs will continue to fluctuate during 2005. Natural gas prices were adversely affected by hurricanes in the Gulf Coast during third quarter 2005, which will likely keep natural gas prices at high levels for some period of time.

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
     Since we filed our Quarterly Report on Form 10-Q for the period ended July 2, 2005, there have been no material developments in pending legal proceedings other than as disclosed in Part II, Item 1 of this report.
Calculation of Non-GAAP Financial Measure

	Parent Company	Corrugated Packaging	Forest Products	Financial Services
		(Dollars in millions)
First Nine Months 2005
Return
Operating income or segment operating income determined in accordance with GAAP	$298 (a)	$123	$176	$165
Adjustments for significant unusual items	—	N/A	N/A	N/A

As defined	$298	$123	$176	$165

Investment
Beginning of year total assets, segment assets or investment in financial services determined in accordance with GAAP	$4,900	$2,431	$1,006	$1,121
Adjustments:
Current liabilities (excluding current portion of long-term debt)	(510)	(326)	(71)	N/A
Assets held for sale	(34)	N/A	N/A	N/A
Municipal bonds related to capital leases included in other assets	(188)	N/A	N/A	N/A

As defined	$4,168	$2,105	$935	$1,121

ROI, annualized	9.5%	7.8%	25.1%	19.6%

First Nine Months 2004
Return
Operating income or segment operating income determined in accordance with GAAP	$270 (a)	$72	$165	$149
Adjustments for significant unusual items	—	N/A	N/A	N/A

As defined	$270	$72	$165	$149

Investment
Beginning of year total assets, segment assets or investment in financial services determined in accordance with GAAP	$4,861	$2,374	$1,035	$1,123
Adjustments:
Current liabilities (excluding current portion of long-term debt)	(503)	(323)	(57)	N/A
Assets held for sale	(50)	N/A	N/A	N/A
Municipal bonds related to capital leases included in other assets	(188)	N/A	N/A	N/A

As defined	$4,120	$2,051	$978	$1,123

ROI, annualized	8.7%	4.7%	22.5%	17.7%

(a)	Net of expenses not allocated to segments of $166 million in 2005 and $116 million in 2004.
         ROI, annualized is not necessarily indicative of the ROI that may be expected for the entire year.

     ROI, annualized varies from the estimated ROI presented to investors early in 2005 due to special items incurred during the period. Because of their unpredictable nature, special items were not included in our earlier estimate of ROI. Special items during the first nine months 2005 totaled $80 million, including a $44 million charge associated with the closure or sale of converting and production facilities, a $16 million charge associated with Hurricanes Katrina and Rita, a $13 million charge associated with antitrust litigation, a $4 million charge associated with a proxy contest, and $3 million of other charges.
STATISTICAL AND OTHER DATA
Parent Company
     Revenues and unit sales of our manufacturing subsidiaries, excluding joint venture operations follows:

	Third Quarter		First Nine Months
	2005	2004	2005	2004
		(Dollars in millions)
Revenues
Corrugated Packaging
Corrugated packaging	$666	$667	$2,072	$1,965
Linerboard	24	22	74	84

Total	$690	$689	$2,146	$2,049

Forest Products
Pine lumber(a)	$78	$79	$238	$227
Particleboard	46	47	150	139
Medium density fiberboard	15	28	72	84
Gypsum wallboard	39	30	104	81
Fiberboard	22	24	62	62
Other(a)	57	58	145	146

Total	$257	$266	$771	$739

Unit sales
Corrugated Packaging
Corrugated packaging, thousands of tons	852	841	2,595	2,556
Linerboard, thousands of tons	79	58	211	240

Total, thousands of tons	931	899	2,806	2,796

Forest Products
Pine lumber, million board feet(a)	199	205	611	613
Particleboard, million square feet	153	141	488	463
Medium density fiberboard, million square feet	32	57	155	182
Gypsum wallboard, million square feet	225	203	643	570
Fiberboard, million square feet	113	121	330	331

(a)	We have reclassified some prior year revenue and unit sales to conform to this period’s classification.

Financial Services
     The composition of our loan portfolio follows:

	Third Quarter-End		Year-End
	2005	2004	2004
		(In millions)
Single-family mortgage	$3,275	$3,627	$3,560
Single-family mortgage warehouse	857	544	580
Single-family construction	1,719	1,280	1,303
Multifamily and senior housing	1,460	1,691	1,454

Total residential housing	7,311	7,142	6,897
Commercial real estate	680	623	709
Commercial and business	822	694	746
Energy lending	699	690	717
Asset-based lending and leasing	396	441	428
Consumer and other	182	196	206

Total loans	10,090	9,786	9,703
Less allowance for loan losses	(77)	(96)	(85)

Loans receivable, net	$10,013	$9,690	$9,618

Item 3. Quantitative And Qualitative Disclosures About Market Risk
Interest Rate Risk
     Our current level of interest rate risk is primarily due to the lending and funding activities of our financial services segment. The following table illustrates the estimated effect on our pre-tax income of immediate, parallel and sustained shifts in interest rates for the next 12 months at third quarter-end 2005, with comparative year-end 2004 information. This estimate assumes that debt reductions from contractual payments will be replaced with short-term variable rate debt; however, that may not be the financing alternative we choose to follow. This estimate also considers the effect of changing prepayment speeds, repricing characteristics and average balances over the next 12 months.

	Increase (Decrease) in Income Before Income Taxes
	Third Quarter-End 2005		Year-End 2004
	Parent	Financial	Parent	Financial
	Company	Services	Company	Services
		(In millions)
Change in Interest Rates
+2%	$—	$(17)	$1	$(21)
+1%	—	(4)	—	(1)
-1%	—	(29)	—	(34)
-2%	—	(74)	N/A	N/A
     We did not present a two percent interest rate decrease at year-end 2004 because of the low interest rate environment at that time.
     Parent company interest rate risk is related to our variable-rate long-term debt and our interest rate swap. Interest rate changes impact earnings due to the resulting increase or decrease in the cost of our variable rate long-term debt. Parent company interest rate sensitivity has not changed significantly since year-end 2004. Changes in interest rates will affect the value of the interest rate swap agreements (currently $50 million notional amount). We believe that any changes in value would not be significant.
     Our financial services segment is subject to interest rate risk to the extent interest-earning assets and interest-bearing liabilities repay or reprice at different times or in differing amounts or both. The change in our interest rate sensitivity is principally due to a shift in the mix of our adjustable rate mortgage assets. Paydowns from our portfolio of adjustable-rate mortgages that have interest rates that reset after a fixed rate period of up to five years have been reinvested primarily in Option ARMs that have interest rates that reset on a monthly basis.
Foreign Currency Risk
     In third quarter 2005, there were no significant changes in foreign currency risk from that disclosed in our Annual Report on Form 10-K for the year 2004.
Commodity Price Risk
     In third quarter 2005, there were no significant changes in commodity price risk from that disclosed in our Annual Report on Form 10-K for the year 2004.
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
(b) Changes in inter(nal control over financial reporting.
     There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     Since we filed our Quarterly Report on Form 10-Q for the period ended July 2, 2005, there have been no material developments in pending legal proceedings other than as discussed below.
Antitrust Litigation
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
     Twelve individual complaints containing allegations similar to those in the class action have been filed by certain opt-out plaintiffs and over 3,000 of their named subsidiaries against the original defendants in the class action. In July 2005, we entered into a settlement agreement with five of the opt-out plaintiffs and their subsidiaries that resulted in our paying $5 million to these plaintiffs. As a result of our periodic assessment of loss contingencies taking into account settlements by other defendants in this action, we have increased our reserve for this matter by $5 million in third quarter 2005. We believe that our reserves established for this matter are adequate.
Tax-Exempt Bonds
     The Internal Revenue Service (IRS) has announced that it is targeting for examination the tax-exempt status of solid waste disposal bonds issued to finance capital expenditures that involve paper, pulpwood, and sawdust. Over the years, we have financed about $250 million of capital expenditures using tax-exempt solid waste disposal bonds, including $85 million of capital expenditures of joint ventures in which we hold a 50% interest. Currently, $41 million of these bonds are outstanding and included in long-term debt on our balance sheet.

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
     These audits are all in the early stages of examination, with the exception of the City of Hope bonds, for which the IRS has issued a preliminary adverse determination, which we are appealing, and the Waxahachie Industrial Development Authority bonds, which the IRS has concluded without adjustment due to the fact that the bonds were redeemed in 2000. In connection with the routine examination of our consolidated tax returns for the 2001 — 2003 audit cycle, the IRS has proposed an after tax adjustment of $3 million due to the disallowance of the interest deductions we took for interest paid on these bonds during those years. We continue to defend the tax-exempt status of these bonds and do not believe that an adverse determination in any or all of these audits would have a material effect on our financial position or long-term results of operations or cash flow.
Bogalusa
     We are working with an environmental consulting firm and the Louisiana Department of Environmental Quality to develop a plan to investigate the source of contaminated water recently discovered in a manhole adjacent to our facility in Bogalusa, Louisiana. At this time, we are not able to predict the extent of remediation, if any, required in connection with this matter or whether we will be subject to any monetary sanctions arising out of this matter or the amount of any such monetary sanctions. Based on the limited information we currently have, however, we do not believe that this matter would have a material effect on our financial position or long-term results of operations or cash flow.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     Issuer Purchases of Equity Securities(1)

				Maximum
			Total Number	Number of
			of Shares	Shares That
			Purchased as	May Yet be
		Average	Part of Publicly	Purchased
	Total Number	Price	Announced	Under the
	of Shares	Paid per	Plans or	Plans
Period	Purchased	Share	Programs	or Programs
Month 1 (7/1/2005 — 7/31/2005)	None	$ N/A	None	6,000,000
Month 2 (8/1/2005 — 8/30/2005)	300,000	$38.34	300,000	5,700,000
Month 3 (9/1/2005— 9/30/2005)	700,000	$39.19	700,000	5,000,000

Total	1,000,000	$38.94	1,000,000

(1)	On August 5, 2005, we announced that our Board of Directors authorized the repurchase of up to 6,000,000 shares of our common stock. The plan has no expiration date. We have no other repurchase plans or programs. We have no plans or programs that expired during the period covered by the table above and no plans or programs that we intend to terminate prior to expiration or under which we no longer intend to make further purchases.
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

TEMPLE-INLAND INC. (Registrant)
Dated: November 7, 2005	By /s/ Louis R. Brill
Louis R. Brill
Vice President and Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Description	Page No.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	44

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	46

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	48

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	49