Form 10-K
period 2005-12-31
TEMPLE INLAND INC
filed 2006-03-08
CIK 731939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005

or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From to

Commission File Number 001-08634

Temple-Inland Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	75-1903917
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1300 MoPac Expressway South
Austin, Texas 78746
(Address of principal executive offices, including Zip code)

Registrant’s telephone number, including area code: (512) 434-5800

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered

Common Stock, $1.00 Par Value per Share, non-cumulative Preferred Share Purchase Rights	New York Stock Exchange The Pacific Exchange New York Stock Exchange The Pacific Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing sales price of the Common Stock on the New York Stock Exchange on July 1, 2005, was approximately $3,696,000,000. For purposes of this computation, all officers, directors, and five percent beneficial owners of the registrant (as indicated in Item 12) are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or five percent beneficial owners are, in fact, affiliates of the registrant.

As of February 28, 2006, there were 110,857,380 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive proxy statement to be prepared in connection with the Annual Meeting of Shareholders to be held May 5, 2006, are incorporated by reference into Part III of this report.

i

PART I

Item 1.	Business

Introduction

Temple-Inland Inc. is a holding company that, through its subsidiaries, operates three business segments:

•	Corrugated packaging,

•	Forest products, and

•	Financial services.

Beginning in first quarter 2006, we will classify into a fourth business segment our real estate operations that are currently included within our forest products and financial services segments.

Temple-Inland Inc. is a Delaware corporation that was organized in 1983. The following chart presents the ownership structure for our significant subsidiaries as of the end of 2005. It does not contain all our subsidiaries, many of which are dormant or immaterial entities. A list of our subsidiaries is filed as an exhibit to this annual report on Form 10-K. All subsidiaries shown are 100 percent owned by their immediate parent company listed in the chart.

Our principal executive offices are located at 1300 MoPac Expressway South, Austin, Texas 78746. Our telephone number is (512) 434-5800. Additional information about us may be obtained from our Internet website, the address of which is http://www.templeinland.com.

We provide access through the website to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, including amendments to these reports, and other documents as soon as reasonably practicable after we file them with the Securities and Exchange Commission (or SEC). In addition, beneficial ownership reports filed by officers, directors, and principal security holders under Section 16(a) of the Securities Exchange Act of 1934, as amended (or the Exchange Act), are also available through our website. Our website also contains a corporate governance section that includes our

•	corporate governance principles,

•	audit committee charter,

•	management development and executive compensation committee charter,

•	nominating and governance committee charter,

•	standards of business conduct and ethics,

•	code of ethics for senior financial officers, and

•	information on how to communicate directly with our board of directors.

We will also provide printed copies of any of these documents to any shareholder upon request.

Financial Information

Our results of operations, including information regarding our principal business segments, are shown in the financial statements and the notes thereto contained in Item 8 of this Annual Report on Form 10-K. Certain statistical information required by Securities Act Industry Guide 3 and revenues and unit sales by product line and geographic area are contained in Items 6 and 8 of this Annual Report on Form 10-K.

Narrative Description of the Business

Corrugated Packaging.  Our corrugated packaging segment provided 58 percent of our consolidated net revenues for 2005. Our vertically integrated corrugated packaging operation includes:

•	five linerboard mills,

•	one corrugating medium mill, and

•	67 converting and other facilities.

We manufacture containerboard and convert it into a complete line of corrugated packaging. Approximately eight percent of the containerboard we produced in 2005 was sold in the domestic and export markets. We converted the remaining internal production, in combination with external containerboard we purchased, into corrugated containers at our box plants. While we have the capacity to convert more containerboard than we produce, we routinely buy and sell various grades of containerboard depending on our product mix.

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

We serve about 8,400 corrugated packaging customers with approximately 13,000 shipping destinations. We have no single customer to which sales equal ten percent or more of consolidated revenues or the loss of which would have a material adverse effect on our corrugated packaging segment.

Sales of corrugated packaging track changing population patterns and other demographics. Historically, there has been a correlation between the demand for corrugated packaging and orders for nondurable goods.

We also own a 50 percent interest in Premier Boxboard Limited LLC, a joint venture that produces light-weight gypsum facing paper and corrugating medium at a mill in Newport, Indiana.

During 2005, we closed converting facilities in Antioch, California; Newark, Delaware; Atlanta, Georgia; and Louisville, Kentucky, as we continued efforts to improve our asset utilization and enhance return on investment from corrugated packaging. These closures were part of our initiatives, announced in November 2003, to lower costs and improve profitability from corrugated packaging. We will continue to consolidate converting facilities, eliminate positions, and improve asset utilization as part of these initiatives.

Forest Products.  Our forest products segment provided 21 percent of our consolidated net revenues for 2005 and manages our forest resources of approximately two million acres of timberland in Texas, Louisiana, Georgia, and Alabama (including our approximately 203,000 acres of high-value land principally located near Atlanta, Georgia). We manufacture a wide range of building products, including:

•	lumber,

•	gypsum wallboard,

•	particleboard,

•	fiberboard, and

•	medium density fiberboard (or MDF).

Our timberland is an important source of wood fiber used in manufacturing both forest products and corrugated packaging.

We sell forest products throughout the continental United States, with the majority of sales occurring in the southern United States. We have no single customer to which sales equal ten percent or more of consolidated revenues or the loss of which would have a material adverse effect on our forest products segment. Most of our products are sold by account managers and representatives to distributors, retailers, and original equipment manufacturers. The forest products business is heavily dependent upon the level of residential housing expenditures, including the repair and remodeling market.

At the end of 2005, we owned a 50 percent interest in each of two joint ventures: Del-Tin Fiber LLC, which produces MDF at a facility in Arkansas; and Standard Gypsum LP, which produces gypsum wallboard at a plant and related quarry in Texas and a plant in Tennessee. In early 2006, we purchased our partner’s interest in Standard Gypsum, which is now a wholly-owned operation.

We have designated approximately 203,000 acres of our timberland principally located near Atlanta, Georgia, as high-value with the potential for real estate development. We are creating the infrastructure and securing entitlements on this high-value land that will allow us over time to realize value from these lands through sale, joint venture, or development. Beginning in first quarter 2006, these assets and activities will be reclassified into a fourth operating segment, Real Estate, that will also include real estate operations that are currently included within our financial services segment.

Financial Services.  Our financial services segment provided 21 percent of our consolidated net revenues for 2005. We provide financial services in the areas of:

•	consumer and commercial banking,

•	real estate development, and

•	insurance.

Guaranty is a federally-chartered stock savings bank that conducts its business through banking centers in Texas and California and lends in diverse geographic markets. Our 98 Texas banking centers are concentrated in the metropolitan areas of Houston, Dallas/Fort Worth, San Antonio, and Austin, as well as the central and eastern regions of the state. Our 51 California banking centers are concentrated in Southern California and the Central Valley. We provide deposit products to the general public, invest in single-family adjustable-rate mortgages and mortgage-backed securities, lend money for the construction of real estate projects and the financing of business operations, and provide a variety of other financial products and services to consumers and businesses.

Our primary financial services revenues are interest earned on loans and securities, as well as fees received in connection with loans and deposit services. Our major financial services expenses are interest paid on consumer deposits and other borrowings and personnel costs. Like other financial institutions, this business segment is significantly influenced by general economic conditions; the monetary, fiscal, and regulatory policies of the federal government; and the policies of financial institution regulatory authorities. Deposit flows and costs of funds are influenced by interest rates on competing investments and general market rates of interest. Lending activities are affected by the demand for mortgage financing and for other types of loans as well as market conditions. We primarily seek assets with interest rates that adjust periodically rather than assets with long-term fixed rates.

Guaranty is required to maintain minimum capital levels in accordance with regulations of the Office of Thrift Supervision (or OTS) established to ensure capital adequacy of savings institutions. We believe that as of year-end 2005, Guaranty met or exceeded all of these capital adequacy requirements. To remain in the lowest tier of Federal Deposit Insurance Corporation insurance premiums, Guaranty must meet a leverage capital ratio of at least five percent of adjusted total assets. At year-end 2005, the leverage capital ratio was 6.94 percent of adjusted total assets.

As we previously disclosed, in 2004 the OTS and Guaranty entered into a Stipulation and Consent to the Issuance of an Order to Cease and Desist for Affirmative Relief (or Consent Order) related to findings and required corrective actions associated with Guaranty’s mortgage origination activities. Under the Consent Order, Guaranty agreed, among other things, to take certain actions primarily related to its repositioned mortgage origination activities, including strengthening its regulatory compliance controls and management, enhancing its suspicious activity reporting and regulatory training programs, and implementing improved risk assessment and loan application register programs. Guaranty has implemented the corrective actions required by the Consent Order. Additionally, we further repositioned our mortgage origination activities in 2005, substantially reducing the volume of activity to which the corrective actions apply. The Consent Order remains in effect, but has had no significant ongoing impact on the operations of Guaranty or its ability to pay dividends to the parent company. We have not incurred any significant financial loss as a result of this matter and have no reason to believe that the matters addressed in the Consent Order will have a significant effect on Guaranty’s long-term operations or cash flows. We will originate mortgage loans through certain retail channels, including the retail branches of Guaranty, and we will continue to restructure our mortgage origination capabilities.

Through subsidiaries of Guaranty, we act as agent in the sale of commercial and personal lines of property, casualty, life, and group health insurance products. We also administer the marketing and distribution of several mortgage-related personal life, accident, and health insurance programs. In addition, we sell annuities primarily to customers of Guaranty.

We are involved in the development of over 60 residential subdivisions in Texas, California, Colorado, Florida, Georgia, Missouri, Tennessee, and Utah. We also own, either directly or through joint venture interests, three commercial properties. Beginning in first quarter 2006, most of these assets and activities will be reclassified into a fourth operating segment, Real Estate, that will also include real estate operations that are currently included within our forest products segment.

Raw Materials

Our main raw material resource is wood fiber. We own or lease approximately two million acres of timberland located in Texas, Louisiana, Georgia, and Alabama. In 2005, wood fiber required for our corrugated packaging and forest products operations was supplied from these lands and as a by-product of our solid wood operations to the extent shown below:

Percentage
Supplied
Raw Material	Internally

Sawtimber	55%
Pine Pulpwood	38%

The balance of our wood fiber requirements for these operations was purchased from numerous landowners and other timber owners, as well as other producers of wood by-products.

Linerboard and corrugating medium are the principal materials used to make corrugated boxes. Our mills at Rome, Georgia and Bogalusa, Louisiana, only manufacture linerboard. Our Ontario, California; Maysville, Kentucky; and Orange, Texas, mills are traditionally linerboard mills, but can also manufacture corrugating medium. Our New Johnsonville, Tennessee, mill only manufactures corrugating medium. The principal raw material used by the Rome, Georgia; Orange, Texas; and Bogalusa, Louisiana, mills is virgin fiber, but each mill is also able to use recycled fiber for up to 15 percent of its raw material requirements. The Ontario, California, and Maysville, Kentucky, mills use only recycled fiber. The mill at New Johnsonville, Tennessee, uses a combination of virgin and recycled fiber. In 2005, recycled fiber represented approximately 36 percent of the total fiber needs of our containerboard operations. The price of recycled fiber fluctuates due to normal supply and demand for the raw material and for the finished product. We purchase recycled fiber on the open market from numerous suppliers. Price fluctuations reflect the competitiveness of these markets. We generally produce more linerboard and less corrugating medium than is converted at our box plants. The deficit of corrugating medium is filled through open market purchases and/or trades, and we sell any excess linerboard in the open market.

We obtain gypsum for our wallboard operations in Fletcher, Oklahoma, from one outside source through a long-term purchase contract. At our gypsum wallboard plants in West Memphis, Arkansas, and Cumberland City, Tennessee, synthetic gypsum is used as a raw material. Synthetic gypsum is a by-product of coal-burning electrical power plants. We have a long-term supply agreement for synthetic gypsum produced at a Tennessee Valley Authority electrical plant located adjacent to the Cumberland City plant. Synthetic gypsum acquired pursuant to this agreement supplies all the synthetic gypsum required by the Cumberland City plant and our

West Memphis plant. The gypsum wallboard plant in McQueeney, Texas, primarily uses gypsum obtained from its own quarry and gypsum acquired from the same source that supplies the Fletcher, Oklahoma, plant.

We believe the sources outlined above will be sufficient to supply our raw material needs for the foreseeable future.

Energy

Electricity and steam requirements at our manufacturing facilities are either supplied by a local utility or generated internally through the use of a variety of fuels, including natural gas, fuel oil, coal, wood bark, and other waste products resulting from the manufacturing process. By utilizing these waste products and other wood by-products as a biomass fuel to generate electricity and steam, we were able to generate approximately 72 percent of our energy requirements during 2005 at our mills in Rome, Georgia; Bogalusa, Louisiana; and Orange, Texas. In some cases where natural gas or fuel oil is used, our facilities possess a dual capacity enabling the use of either fuel as a source of energy.

The natural gas needed to run our natural gas fueled power boilers, package boilers, and turbines is acquired pursuant to a multiple vendor solicitation process that provides for the purchase of gas, primarily on a firm basis with a few operations on an interruptible basis, at rates favorable to spot market rates. Natural gas prices continued to rise during 2005 with some fairly dramatic spikes related to hurricanes and other natural disasters. It is likely that prices of natural gas will continue to fluctuate in the future. We hedge very little of our energy costs.

In an effort to reduce our exposure to changing prices of natural gas, we recently completed capital projects at our Bogalusa, Rome, and Orange mills that will modify existing boilers to allow us to increase significantly the use of wood bark and waste fuel for steam generation. These projects, which cost approximately $42 million, have enabled us to reduce our natural gas usage and should continue to produce benefits in 2006.

Employees

We have approximately 15,500 employees. Approximately 5,325 of our employees are covered by collective bargaining agreements. These agreements generally run for a term of three to six years and have varying expiration dates. The following table summarizes certain information about collective bargaining agreements that cover a significant number of employees:

Location	Bargaining Unit(s)	Employees Covered	Expiration Dates

Linerboard Mill, Orange, Texas	United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (or USW), Local 1398, and USW, Local 391	Approximately 220 hourly production employees and 100 hourly maintenance employees	July 31, 2008
Linerboard Mill, Bogalusa, Louisiana	USW, Local 189, and International Brotherhood of Electrical Workers (or IBEW), Local 1077	Approximately 335 hourly production employees, and 28 electrical maintenance employees	July 31, 2009
Linerboard Mill, Rome, Georgia	USW, Local 804, IBEW, Local 613, United Association of Journeymen & Apprentices of the Plumbing & Pipefitting Industry Local 72, and International Association of Machinists & Aerospace Workers, Local 414	Approximately 255 hourly production employees, 30 electrical maintenance employees, 28 pipefitter maintenance employees, and 66 mechanical maintenance employees	August 28, 2006

Location	Bargaining Unit(s)	Employees Covered	Expiration Dates

Evansville, Indiana and Middletown, Ohio, Box Plants (or Northern Multiple)	USW, Local 1046 and USW, Local 114, respectively	Approximately 104 and 99 hourly production and maintenance employees, respectively	April 30, 2008
Rome, Georgia and Orlando, Florida, Box Plants (or Southern Multiple)	USW Local 838 and USW Local 834, respectively	Approximately 128 and 90 hourly production and maintenance employees, respectively	December 1, 2008

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

Our operations are subject to federal, state, and local provisions regulating discharges into the environment and otherwise related to the protection of the environment. Compliance with these provisions, primarily the Federal Clean Air Act, Clean Water Act, Comprehensive Environmental Response, Compensation and Liability Act of 1980 (or CERCLA), as amended by the Superfund Amendments and Reauthorization Act of 1986 (or SARA), and Resource Conservation and Recovery Act (or RCRA), requires us to invest substantial funds to modify facilities to assure compliance with applicable environmental regulations. Capital expenditures directly related to environmental compliance totaled $5 million in 2005. This amount does not include capital expenditures for environmental control facilities made as a part of major mill modernizations and expansions or capital expenditures made for another purpose that have an indirect benefit on environmental compliance.

Future expenditures for environmental control facilities will depend on new laws and regulations and other changes in legal requirements and agency interpretations thereof, as well as technological advances. We expect the prominence of environmental regulation and compliance to continue for the foreseeable future. Given these uncertainties, we currently estimate that capital expenditures for environmental purposes during the period 2006 through 2008 will average $8 million each year, excluding expenditures related to the Maximum Achievable Control Technology (or MACT) programs and landfill closures discussed below. The estimated expenditures could be significantly higher if more stringent laws and regulations are implemented.

On April 15,1998, the U.S. Environmental Protection Agency (or EPA) issued extensive regulations governing air and water emissions from the pulp and paper industry (or Cluster Rule). Compliance with the MACT phases of the Cluster Rule will be required at certain intervals through 2008.

We estimate we will spend approximately $10 million, $7 million of which was spent in 2005, to meet the requirements of the second phase of MACT I, which covers Hazardous Air Pollutant (or HAP) emissions from High Volume Low Concentration sources at three containerboard mills. We do not anticipate any difficulty meeting the compliance deadline of April 2006.

On September 13, 2004, EPA published the Boiler MACT. This regulation affects industrial boilers and process heaters burning all fuel types with the exception of small gas-fired units. However, large existing gas-fired units and liquid fuel (oil) fired units need only submit an initial notification. Affected units with emission standards include new gas-fired and liquid fuel units and all large solid fuel units at major sources for HAPs. Compliance methods vary from verification by testing that the affected unit does not emit a regulated amount of HAPs to adding additional control equipment. Compliance is required by September 2007. We have 12 boilers at ten containerboard and forest products facilities that are now being evaluated to determine appropriate compliance measures and costs. We estimate capital expenditures to comply with the Boiler MACT standards to be $3 million.

The Plywood and Composite Wood Panel (or PCWP) MACT standards were published July 30, 2004, and also limit emissions of HAPs. The rule offers several options for compliance including emission control device performance, production based emission limits, emission averaging, and a low risk subcategory. The initial notices of applicability were filed prior to the January 26, 2005 deadline, with PCWP MACT compliance required by October 1, 2008. We have nine forest products facilities affected by the regulation. These are now being evaluated to determine appropriate compliance measures. Capital expenditures are estimated at $12 million.

We use company-owned landfills for disposal of non-hazardous waste at three containerboard mills and two forest products facilities. We also have two additional sites that we are remediating. Based on third-party cost estimates, we expect to spend, on an undiscounted basis, $28 million over the next 25 years to ensure proper closure of these landfills and remediation of these two additional sites.

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

As previously disclosed, we are working with an environmental consulting firm and the Louisiana Department of Environmental Quality to investigate the source of contaminated water discovered in a manhole adjacent to our facilities in Bogalusa, Louisiana, and develop a remediation plan. At this time, we are not able to predict whether we will be subject to any monetary sanctions arising out of this matter or the amount of any such monetary sanctions. Based on the latest, but limited, information we have, we believe it is probable that we will incur remediation costs in connection with this matter, but we are not able to predict the extent of remediation that may be required. We have established an initial reserve of $4 million for the continued investigation of this matter and related remediation costs. Of this amount, $3 million applies to the chemical business, which is included in discontinued operations. As our investigation continues, our estimate of remediation costs could change, which would result in future adjustments to the reserve established for this matter. We currently have no reason to believe that this matter will have a material effect on our financial position or long-term results of operations or cash flows.

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

Under CERCLA, liability for the cleanup of a Superfund site may be imposed on waste generators, site owners and operators, and others regardless of fault or the legality of the original waste disposal activity. While joint and several liability is authorized under CERCLA, as a practical matter, the cost of cleanup is generally allocated among the many waste generators. We are named as a potentially responsible party in four proceedings relating to the cleanup of hazardous waste sites under CERCLA and similar state laws, excluding sites for which our records disclose no involvement or for which our potential liability has been finally determined. In all but one of these sites, we are either designated as a de minimus potentially responsible party or believe our financial exposure is insignificant. We have conducted investigations of all four sites, and currently estimate that the remediation costs to be allocated to us are about $2 million and should not have a material effect on our earnings or competitive position. There can be no assurance that we will not be named as a potentially responsible party at additional Superfund sites in the future or that the costs associated with the remediation of those sites would not be material.

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

The corrugated packaging industry is highly competitive with approximately 1,400 box plants in the United States. Our box plants accounted for approximately 13.5 percent of total industry shipments during 2005, making us the third largest producer of corrugated packaging in the United States. Although corrugated packaging is dominant in the national distribution process, our products also compete with various other packaging materials, including products made of paper, plastics, wood, and metals.

In building products markets, we compete with many companies that are substantially larger and have greater resources in the manufacturing of building products.

Our savings bank competes with commercial banks, savings and loan associations, mortgage banks, and other lenders. We also compete with real estate investment and development companies in our real estate activities and with insurance agencies in our property, casualty, life, and health insurance activities. The financial services industry is a highly competitive business, and a number of entities with which we compete have greater resources.

Executive Officers of the Registrant

Set forth below are the names, ages, and titles of the persons who serve as executive officers of the Company:

Name	Age	Office

Kenneth M. Jastrow, II	58	Chairman of the Board and Chief Executive Officer
Doyle R. Simons	42	Executive Vice President
J. Patrick Maley III	44	Executive Vice President
James M. DeCosmo	47	Group Vice President
Bart J. Doney	56	Group Vice President
Kenneth R. Dubuque	57	Group Vice President
Jack C. Sweeny	59	Group Vice President
Dennis J. Vesci	58	Group Vice President
Randall D. Levy	54	Chief Financial Officer
Louis R. Brill	64	Chief Accounting Officer and Vice President
Scott Smith	51	Chief Information Officer
J. Bradley Johnston	50	Chief Administrative Officer and General Counsel
Leslie K. O’Neal	50	Vice President, Assistant General Counsel and Secretary
David W. Turpin	55	Treasurer

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

James M. DeCosmo became Group Vice President in May 2005. Mr. DeCosmo joined Temple-Inland in 1999 as Director of Forest Management for the eastern region forest operations and in November 2000 was promoted to Vice President, Forest for our forest products segment with responsibility for our two million acres of timberland.

Bart J. Doney became Group Vice President in February 2000. Mr. Doney has served as Executive Vice President of our corrugated packaging segment since June 1998, Senior Vice President from 1996 until 1998, and Vice President, Sales and Administration, Containerboard Division from 1990 to 1996.

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

Jack C. Sweeny became Group Vice President in May 1996. Since November 1982, Mr. Sweeny has served in various capacities in our forest products segment.

Dennis J. Vesci became Group Vice President in August 2005. Mr. Vesci previously served as Senior Vice President of Sales and Marketing for our corrugated packaging segment since November 1998.

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

Scott Smith became Chief Information Officer in February 2000. Prior to that, Mr. Smith was Treasurer of Guaranty from November 1993 to December 1999 and Chief Information Officer of our financial services segment from August 1995 to June 1999. Mr. Smith also served in various capacities at Guaranty since 1999, including Chief Financial Officer from June 2001 until December 2002.

J. Bradley Johnston became General Counsel in August 2002 and was also named Chief Administrative Officer in February 2005. Prior to that, Mr. Johnston served as General Counsel of Guaranty from January 1995 through May 1999, as General Counsel of our financial services segment from May 1997 through July 2002 and Chief Administrative Officer of our financial services segment and Guaranty from May 1999 through July 2002.

Leslie K. O’Neal was named Vice President in August 2002 and became Secretary in February 2000 after serving as Assistant Secretary since 1995. Ms. O’Neal also serves as Assistant General Counsel, a position she has held since 1985.

David W. Turpin became Treasurer in June 1991.

The Board of Directors annually elects officers to serve until their successors have been elected and have qualified or as otherwise provided in our Bylaws.

Item 1A.	Risk Factors

The industries in which we operate are highly competitive.

All of the industries in which we operate are highly competitive and are affected to varying degrees by supply and demand factors and economic conditions, including changes in interest rates, new housing starts, home repair and remodeling activities, loan collateral values (particularly real estate), and the strength of the U.S. dollar. Given the commodity nature of our manufactured products, we have little control over market pricing or market demand. No single company is dominant in any of our industries.

Our corrugated packaging competitors include large, vertically-integrated paperboard and packaging products companies and numerous smaller companies. Because these products are globally traded commodities, the industries in which we compete are particularly sensitive to price fluctuations as well as other factors, including innovation, design, quality, and service, with varying emphasis on these factors depending on the product line. To the extent that one or more of our competitors become more successful with respect to any key competitive factor, our business could be materially adversely affected. Although corrugated packaging is dominant in the national distribution process, our products also compete with various other packaging materials, including products made of paper, plastics, wood, and various types of metal.

In the forest products markets, our forest products segment competes with many companies that are substantially larger and have greater resources in the manufacturing of forest products.

The financial services industry is also a highly competitive business, and a number of entities with which we compete are substantially larger and have greater resources than we do. Our financial services segment competes with commercial banks, savings and loan associations, mortgage banks, and other lenders in our savings bank activities; with real estate investment and development companies in our real estate activities; and with insurance agencies in our insurance activities.

Our manufacturing segments are affected by the cost of certain raw materials and energy.

Virgin wood fiber and recycled fiber are the principal raw materials we use to manufacture corrugated packaging. The portion of our virgin fiber requirements that do not come from our timberland or that are not produced as a by-product from our forest products operations are purchased in highly competitive, price sensitive markets. The price for these materials has historically fluctuated on a cyclical basis and has often depended on a variety of factors over which we have no control, including environmental and conservation regulations, natural disasters, the price and level of imported timber and the continuation of any applicable tariffs, and weather. In addition, the increase in demand for products manufactured, in whole or in part, from recycled fiber, including old corrugated containers, has caused an occasional tightness in the supply of recycled fiber. It may also cause a significant increase in the cost of such fiber used in the manufacture of recycled containerboard and related products. Such costs are likely to continue to fluctuate. While we have not experienced any significant difficulty in obtaining wood fiber and recycled fiber in economic proximity to our mills, this may not continue to be the case for any or all of our mills.

The cost of producing our products is also sensitive to the price of energy. While we have attempted to contain energy costs through internal generation and in some instances the use of by-products from our manufacturing processes as fuel, no assurance can be given that such efforts will be successful in the future or that energy prices will not rise to levels that would have a material adverse effect on our results of operations. We hedge very little of our energy needs.

The corrugated packaging and forest products industries are cyclical in nature and experience periods of overcapacity.

The operating results of our paper and forest products segments reflect each such industry’s general cyclical pattern. While the cycles of each industry do not necessarily coincide, demand and prices in each tend to drop substantially in an economic downturn. The forest products industry is further influenced by the residential construction and remodeling markets. Further, each industry has had substantial overcapacity for several years. Both industries are capital intensive, which leads to high fixed costs and generally results in continued production as long as prices are sufficient to cover marginal costs. These conditions have contributed to substantial price competition and volatility in these industries, even when demand is strong. Any increased production by our competitors could further depress prices for our products. From time to time, we have closed certain of our facilities or have taken downtime based on prevailing market demand for our products and may continue to do so, reducing our total production levels. Certain of our competitors have also temporarily closed or reduced production at their facilities, but can reopen and/or increase production capacity at any time, which could exacerbate the overcapacity in these industries and depress prices.

Our manufacturing activities are subject to environmental regulations and liabilities that could have a negative effect on our operating results.

Our manufacturing operations are subject to federal, state, and local provisions regulating the discharge of materials into the environment and otherwise related to the protection of the environment. Compliance with these provisions has required us to invest substantial funds to modify facilities to ensure compliance with applicable environmental regulations. In other sections of this Annual Report on Form 10-K, we provide certain estimates of expenditures we expect to make for environmental compliance in the next few years. However, we could incur additional significant expenditures due to changes in law or the discovery of new information, and such expenditures could have a material adverse effect on our financial condition and results of operations.

Our financial services segment operates in a highly regulated environment and may be adversely affected by changes in federal and local laws and regulations.

Our financial services segment is subject to regulation, supervision, and examination by federal and state banking authorities. The regulations enforced by these authorities are intended to protect customers and federal deposit insurance funds, not creditors, stockholders, or other security holders. Regulations affecting banks and financial services companies are continuously changing, and any change in applicable regulations or federal or state legislation could have a negative effect on our financial services segment. Further, regulators have significant discretion and power to prevent or remedy unsafe or unsound practices or violations of laws by federal savings banks and their holding companies (including the power to appoint a conservator or receiver for the bank) or to require changes in various aspects of their operation at any time, including restrictions on the payment of dividends to the parent company. Any exercise of such regulatory discretion could have a negative effect on our financial condition or the results of our operations.

We previously disclosed that our savings bank subsidiary, Guaranty Bank, agreed to enter into a Stipulation and Consent to the Issuance of an Order to Cease and Desist for Affirmative Relief with its banking regulator, the OTS, on December 22, 2004. Under this consent order, Guaranty agreed, among other things, to take certain actions primarily related to its repositioned mortgage origination activities, including strengthening its regulatory compliance controls and management, enhancing its suspicious activity reporting and regulatory training programs, and implementing improved risk assessment and loan application register programs. The consent order remains in effect and the OTS continues to evaluate Guaranty’s compliance. Any failure by Guaranty to meet the requirements of the consent order in a timely fashion, or any additional requirements imposed or supervisory actions taken by the OTS, could have a material adverse effect on our financial condition or the results of our operations.

Fluctuations in interest rates could reduce our financial services segment’s profitability.

Fluctuations in interest rates are not predictable or controllable. The majority of Guaranty’s assets and liabilities are monetary in nature and may be adversely affected by changes in interest rates. Like most financial institutions, changes in interest rates can affect our net interest income as well as the value of our assets and liabilities. A significant change in the general level of interest rates may adversely affect our net yield on interest-earning assets because our interest-bearing assets and liabilities do not reprice in tandem. In addition, periodic and lifetime caps may limit interest rate changes on our mortgage-backed securities and loans that pay interest at adjustable rates.

Additionally, an increase in interest rates may, among other things, reduce the demand for loans and our ability to originate loans. A decrease in the general level of interest rates may affect us through, among other things, increased prepayments on our loan and mortgage-backed securities portfolios and increased competition for deposits. Accordingly, changes in the level of market interest rates will likely affect our net interest income and our overall results.

If our allowance for loan losses is not sufficient to cover actual loan losses, the income from our financial services segment could decrease.

Our loan customers may fail to repay their loans according to the terms of these loans, and the collateral securing the payment of these loans may be insufficient to assure repayment. Such loan losses could have a material adverse effect on our operating results. We make various assumptions, estimates, and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we rely on a number of factors, including our own experience and our evaluation of economic conditions. If our assumptions prove to be incorrect, our current allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio and adjustments may be necessary that would have a material adverse effect on our operating results.

We face risks related to the composition of our financial services segment’s loan portfolio.

Commercial real estate, multi-family, and commercial business loans, which represent about one-third of our loan portfolio, generally expose a lender to greater risk of loss than one- to four-family residential mortgage loans because such loans involve larger loan balances to single borrowers or groups of related borrowers. The repayment of commercial business loans often depends on the successful operations and income streams of the borrowers. Many of Guaranty’s commercial real estate or multi-family borrowers have more than one loan outstanding with Guaranty. Consequently, an adverse development with respect to one loan, credit relationship, or geographic market can expose Guaranty to a significantly greater risk of loss compared to an adverse development with respect to a single one- to four-family residential mortgage loan.

Additionally, Guaranty’s commercial business portfolio includes approximately $700 million in loans to companies that operate in the energy sector. Although the majority of these loans are collateralized by oil and gas reserves, significant changes in energy prices or unsuccessful hedge programs by Guaranty’s borrowers could affect collateral values.

Approximately one-half of our one- to four-family residential loan portfolio consists of loans in the state of California. We would be adversely affected by a reduction in the value of real estate located in California that serves as collateral for our loans. We may be forced to increase our allowances for loan losses and may suffer additional loan losses as a result of any such reduction in collateral values. The adverse impact from a reduction in real estate values in California may be greater for Guaranty than that suffered by other financial institutions with a more geographically diverse loan portfolio.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We own and operate manufacturing facilities throughout the United States, four converting plants in Mexico, and a box plant in Puerto Rico. In 2005, we sold our MDF facility in Canada. Additional descriptions of selected properties are set forth in the following charts:

Containerboard Mills

		Number of	Annual	2005
Location	Product	Machines	Capacity	Production
			(In tons)

Ontario, California	Linerboard and corrugating medium	1	335,730	343,243
Rome, Georgia	Linerboard	2	823,400	812,865
Orange, Texas	Linerboard and corrugating medium	2	730,320	633,164
Bogalusa, Louisiana	Linerboard	2	877,100	857,276
Maysville, Kentucky	Linerboard and corrugating medium	1	427,785	430,336
New Johnsonville, Tennessee	Corrugating medium	1	335,730	336,589

			3,530,065	3,413,473

Newport, Indiana*	Corrugating medium and gypsum facing paper	1	305,100	297,056

*	The table shows the full capacity of this facility that is owned by a joint venture in which we own a 50 percent interest. In 2005, we purchased 68,601 tons of corrugating medium and 31,972 tons of gypsum facing paper from the venture.

Corrugated Packaging Plants*

Corrugator
Location	Size

Phoenix, Arizona	98²
Fort Smith, Arkansas	87²
Fort Smith, Arkansas(1)***	None
Bell, California	97²
Buena Park, California(1)	85²
City of Industry, California**	87² and 98²
El Centro, California(1)	87²
Gilroy, California(1)	87²
Gilroy, California(1)	98²
Ontario, California	87²
Santa Fe Springs, California	97²
Santa Fe Springs, California**	87² 87² and 78²

Corrugator
Location	Size

Santa Fe Springs, California***	None
Tracy, California**	87² and 87²
Union City, California(1)***	None
Wheat Ridge, Colorado	87²
Orlando, Florida	98²
Tampa, Florida(1)	78²
Rome, Georgia	98²
Carol Stream, Illinois	87²
Chicago, Illinois	87²
Chicago, Illinois***	None
Elgin, Illinois	78²
Elgin, Illinois***	None
Crawfordsville, Indiana	98²
Evansville, Indiana	98²
Indianapolis, Indiana	87²
St. Anthony, Indiana***	None
Tipton, Indiana(1)	110²
Garden City, Kansas	98²
Kansas City, Kansas	87²
Bogalusa, Louisiana	97²
Minden, Louisiana	98²
Minneapolis, Minnesota	87²
St. Louis, Missouri	87²
St. Louis, Missouri	98²
Milltown, New Jersey(1)***	None
Spotswood, New Jersey	98²
Binghamton, New York	87²
Buffalo, New York***	None
Scotia, New York***	None
Utica, New York***	None
Warren County, North Carolina	98²
Madison, Ohio***	None
Marion, Ohio	87²
Middletown, Ohio	98²
Streetsboro, Ohio	98²
Biglerville, Pennsylvania	98²
Hazleton, Pennsylvania	98²
Kennett Square, Pennsylvania***	None
Littlestown, Pennsylvania***	None
Scranton, Pennsylvania	68²
Vega Alta, Puerto Rico	87²
Lexington, South Carolina	98²
Ashland City, Tennessee(1)***	None
Elizabethton, Tennessee(1)***	None
Dallas, Texas	98²
Edinburg, Texas	87²
San Antonio, Texas	98²

Corrugator
Location	Size

San Antonio, Texas	98²
Petersburg, Virginia	87²
San Jose Iturbide, Mexico	98²
Monterrey, Mexico	87²
Los Mochis, Sinaloa, Mexico	80²
Guadalajara, Mexico(1)***	None

*	The annual capacity of the box plants is a function of the product mix, customer requirements and the type of converting equipment installed and operating at each plant, each of which varies from time to time.

**	These plants each contain more than one corrugator.

***	Sheet plants.

(1)	Leased facilities.

Additionally, we own a graphics resource center in Indianapolis, Indiana, that has a 100² preprint press, and a fulfillment center in Gettysburg, Pennsylvania. We lease 50 warehouses located throughout much of the United States.

Forest Products

		Rated Annual
Description	Location	Capacity
		(In millions of
		board feet)

Lumber	Diboll, Texas	199	*
Lumber	Pineland, Texas	310	**
Lumber	Buna, Texas	198
Lumber	Rome, Georgia	151
Lumber	DeQuincy, Louisiana	198

*	Includes separate finger jointing capacity of 20 million board feet.

**	Includes separate stud mill capacity of 110 million board feet.

		Rated Annual
Description	Location	Capacity
		(In millions of
		square feet)

Gypsum Wallboard	West Memphis, Arkansas	440
Gypsum Wallboard	Fletcher, Oklahoma	460
Gypsum Wallboard(3)	McQueeney, Texas	400
Gypsum Wallboard(3)	Cumberland City, Tennessee	700
Particleboard	Monroeville, Alabama	160
Particleboard	Thomson, Georgia	150
Particleboard	Diboll, Texas	150
Particleboard	Hope, Arkansas	200
Particleboard(1)(2)	Mt. Jewett, Pennsylvania	200
Fiberboard	Diboll, Texas	460
MDF*	El Dorado, Arkansas	150
MDF(1)	Mt. Jewett, Pennsylvania	120

*	The table shows the full capacity of this facility that is owned by a joint venture in which we own a 50 percent interest.

(1)	Leased facilities.

(2)	Due to market conditions, we indefinitely curtailed production at this facility beginning in 2003.

(3)	During 2005, this facility was owned by a joint venture in which we owned a 50 percent interest. In January 2006, we purchased our partner’s 50 percent interest in the joint venture.

Timber and Timberland*
(In acres)

Pine Plantations	1,167,573
Natural Pine	78,398
Hardwood	105,263
Special Use/Non-Forested	661,509

Total	2,012,743

*	Includes approximately 230,000 acres of leased land.

We believe our plants, mills, and manufacturing facilities are suitable for their purposes and adequate for our business.

We further classify our timberland as either strategic timberland, non-strategic timberland, or high-value land with real estate development potential. At year-end 2005, we held 20,000 acres of non-strategic land, which will be sold over time, 203,000 acres of high-value land, and 1.8 million acres of strategic timberland. The 1.8 million acres of strategic timberland are important to our converting operations and play a key role in our competitiveness and ability to meet environmental certification requirements relating to sound forest management techniques and chain of custody. We are creating the infrastructure and securing entitlements on the 203,000 acres of high-value land that will allow us over time to realize value from these lands through sale, joint venture, or development.

In connection with our timber holdings, we also own mineral rights on 388,000 acres in Texas and Louisiana and 351,000 acres in Alabama and Georgia. Revenue from our mineral rights consists solely of lease and royalty payments, and was approximately $30 million in 2005.

We also own certain office buildings, including approximately 445,000 square feet of office space in Austin, Texas, and 150,000 square feet of space in Diboll, Texas.

At year-end 2005, property and equipment having a net book value of $5 million were subject to liens in connection with $45 million of debt.

Item 3.	Legal Proceedings

General

We are involved in various legal proceedings that arise from time to time in the ordinary course of doing business. A summary of our more significant legal matters is set forth below. We believe that adequate reserves have been established for any probable losses and that the outcome of any of these proceedings should not have a material adverse effect on our financial position or long-term results of operations or cash flows. It is possible, however, that charges related to these matters could be significant to results of operations or cash flows in any single accounting period.

Antitrust Litigation

On May 14, 1999, we and eight other linerboard manufacturers were named as defendants in a consolidated class action complaint that alleged a civil violation of Section 1 of the Sherman Act. We executed a settlement agreement on April 11, 2003, with the representatives of the class, which received final approval by the trial court. We paid a total of $8 million into escrow to fulfill the terms of the class action settlement.

Twelve individual complaints containing allegations similar to those in the class action have been filed by certain opt-out plaintiffs and over 3,000 of their named subsidiaries against the original defendants in the class action. In July 2005, we entered into a settlement agreement with five of the opt-out plaintiffs and their subsidiaries that resulted in our paying $5 million to these plaintiffs. In December 2005, the other defendants in the remaining opt-out cases settled with the majority of the plaintiff groups in those cases. Discovery on the remaining cases is ongoing with trial set for 2007. In 2005, we increased our reserve for this matter by $13 million.

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

To date, we have been served with seven lawsuits seeking damages for various personal injuries allegedly caused by either exposure to the released gas or fears of exposure. These seven lawsuits have been consolidated into a cumulative case under Louisiana state rules. We intend to vigorously defend against these allegations.

Tax-exempt bonds

The Internal Revenue Service (or IRS) has announced that it is targeting for examination the tax-exempt status of solid waste disposal bonds issued to finance capital expenditures that involve paper, pulpwood, and sawdust. Over the years, we have financed about $250 million of capital expenditures using tax-exempt solid waste disposal bonds, including $85 million of capital expenditures of joint ventures in which we held a 50% interest. Currently, $41 million of these bonds are outstanding and included in long-term debt on our balance sheet.

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

Asbestos

We are a defendant in various lawsuits involving alleged workplace exposure to asbestos. These cases involve exposure to asbestos in premises owned or operated by us. We do not manufacture any products that contain asbestos and all our cases in this area are limited to workplace exposure claims. Historically, our aggregate annual settlements related to asbestos claims have been approximately $1 million. We have experienced an increase in the number of asbestos claims asserted against us, and these claims are on the rise generally in the United States against owners or operators of premises allegedly containing asbestos.

Other Litigation

In 1988, we formed Guaranty (then known as Guaranty Federal Savings Bank) to acquire substantially all the assets and deposit liabilities of three thrift institutions from the Federal Savings and Loan Insurance Corporation, as receiver of those institutions. In connection with the acquisition, the government entered into an assistance agreement with us in which various tax benefits were promised. In 1993, Congress enacted narrowly targeted legislation to eliminate a portion of the promised tax benefits. We filed suit against the United States in the U.S. Court of Federal Claims alleging, among other things, that the 1993 legislation breached our contract and that we are entitled to monetary damages. This lawsuit is currently in the discovery and motion stage and, if it were to go to trial, we would not expect to resolve it for several years. We, however, are currently in settlement negotiations with the government that we hope will lead to a more timely resolution of this matter.

Item 4.	Submission of Matters to a Vote of Security Holders

We did not submit any matter to a vote of our shareholders during the fourth quarter of our fiscal year ended December 31, 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock is traded on the New York Stock Exchange and The Pacific Exchange. The table below sets forth the high and low sales price for our Common Stock during each fiscal quarter in the two most recent fiscal years.

	2005			2004
	Price Range			Price Range
	High	Low	Dividends	High	Low	Dividends

First Quarter	$42.36	$31.58	$0.225	$33.25	$28.80	$0.18
Second Quarter	$37.60	$32.34	$0.225	$34.70	$29.76	$0.18
Third Quarter	$41.06	$36.30	$0.225	$35.01	$32.18	$0.18
Fourth Quarter	$45.28	$35.70	$0.225	$34.59	$28.63	$0.68	*
For the Year	$45.28	$31.58	$0.90	$35.01	$28.63	$1.22

The amounts in this table have been adjusted to reflect our two-for-one stock split effected on April 1, 2005.

*	Includes special dividend of $0.50 per share paid December 15, 2004.

Shareholders

Our stock transfer records indicated that as of February 28, 2006, there were approximately 5,000 holders of record of our Common Stock.

Dividend Policy

As indicated above, we paid quarterly dividends during each of the two most recent fiscal years in the amounts shown. On February 3, 2006, the Board of Directors declared a quarterly dividend on our Common Stock of $0.25 per share payable on March 15, 2006, to shareholders of record on March 1, 2006. The Board periodically reviews the dividend policy, and the declaration of dividends will necessarily depend upon our earnings and financial requirements and other factors within the discretion of the Board.

Issuer Purchases of Equity Securities(1)

				Maximum
			Total Number	Number of
			of Shares	Shares That
			Purchased as	May yet be
	Total	Average	Part of Publicly	Purchased
	Number of	Price	Announced	Under the
	Shares	Paid per	Plans or	Plans
Period	Purchased	Share	Programs	or Programs

Month 1 (10/1/2005 — 10/31/2005)	300,000	$36.52	300,000	4,700,000
Month 2 (11/1/2005 — 11/30/2005)	425,000	$37.29	425,000	4,275,000
Month 3 (12/1/2005 — 12/31/2005)	775,000	$44.17	775,000	3,500,000

Total	1,500,000	$40.69	1,500,000

(1)	On August 5, 2005, we announced that our Board of Directors authorized the repurchase of up to 6,000,000 shares of our common stock. The plan has no expiration date. We have no other repurchase plans or programs. We have no plans or programs that expired during the period covered by the table above and no plans or programs that we intend to terminate prior to expiration or under which we no longer intend to make further purchases.

Other

See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for disclosure regarding securities authorized for issuance under equity compensation plans.

Item 6.	Selected Financial Data

	For the Year
	2005	2004	2003(a)	2002(b)	2001(b)
	(Dollars in millions, except per share)

Revenues:
Corrugated packaging	$2,819	$2,736	$2,700	$2,587	$2,082
Forest products	1,031	971	801	787	726

Total manufacturing	3,850	3,707	3,501	3,374	2,808
Financial services	1,038	1,043	1,152	1,144	1,297

Total revenues	$4,888	$4,750	$4,653	$4,518	$4,105

Segment operating income:
Corrugated packaging	$120	$96	$18	$85	$101
Forest products	238	215	67	49	13
Financial services	220	207	186	171	184

Segment operating income	578	518	271	305	298
Expenses not allocated to segments:
General and administrative	(91)	(79)	(73)	(32)	(27)
Share-based compensation	(26)	(14)	(7)	(2)	(3)
Other operating income (expense)(c)	(90)	(76)	(138)	(13)	1
Other non-operating income (expense)(c)	—	—	(8)	(11)	—
Parent company interest	(109)	(125)	(135)	(133)	(98)

Income (loss) before taxes	262	224	(90)	114	171
Income (taxes) benefit(d)	(86)	(67)	192	(45)	(64)

Income from continuing operations	176	157	102	69	107
Discontinued operations(e)	—	3	—	(1)	—
Effect of accounting change(f)	—	—	(1)	(11)	(2)

Net income	$176	$160	$101	$57	$105

Diluted earnings per share:
Income from continuing operations	$1.54	$1.39	$0.94	$0.66	$1.17
Discontinued operations	—	0.03	—	(0.01)	—
Effect of accounting change	—	—	(0.01)	(0.11)	(0.02)

Net income	$1.54	$1.42	$0.93	$0.54	$1.15

Dividends per common share(g)	$0.90	$1.22	$0.68	$0.64	$0.64
Average diluted shares outstanding	114.5	112.4	108.4	104.8	98.6
Common shares outstanding at year-end	111.0	112.2	109.2	107.6	98.6
Depreciation and amortization:
Parent company	$221	$223	$238	$224	$188
Financial services	28	31	32	36	40
Capital expenditures:
Parent company	$224	$223	$137	$112	$184
Financial services	41	41	33	16	26
At Year-End
Total assets:
Parent company	$4,887	$4,900	$4,862	$5,188	$4,331
Financial services	18,031	16,440	17,661	18,016	15,738
Long-term debt (excluding current maturities):
Parent company	$1,498	$1,485	$1,611	$1,883	$1,339
Financial services	2,135	2,868	3,408	3,322	992
Preferred stock issued by subsidiaries	$305	$305	$305	$305	$305
Shareholders’ equity	$2,080	$2,107	$1,988	$1,964	$1,907
Ratio of total debt to total capitalization — parent company	42%	41%	45%	49%	41%

Throughout Selected Financial Data and Management’s Discussion and Analysis of Financial Condition and Results of Operations, we refer to parent company financial information, which includes only Temple-Inland and our manufacturing subsidiaries with our financial services subsidiaries reported on the equity method.

Share and per share amounts for all years have been adjusted to reflect our two-for-one stock split on April 1, 2005.

(a)	The 2003 fiscal year, which ended on January 3, 2004, had 53 weeks. The extra week did not have a significant effect on earnings or financial position. As a result of the consolidation of our administrative functions and adoption of a shared services concept, beginning 2004, we changed the way we allocate costs to our business segments. The effect of this change was to increase segment operating income and to increase unallocated expenses by a like amount. The year 2003 amounts have been reclassified to reflect this change as follows:

	For the Year 2003
	As		As
	Reported	Reclassifications	Reclassified
	(In millions)

Segment operating income:
Corrugated packaging	$(7)	$25	$18
Forest products	57	10	67
Financial services	186	—	186

Segment operating income	236	35	271
Unallocated expenses	(326)	(35)	(361)

Income (loss) before taxes	$(90)	$—	$(90)

It was not practical to reclassify years prior to 2003. Corrugated packaging segment operating income has been adjusted to reflect a change in method of accounting for inventories.

(b)	In 2002, we acquired Gaylord Container Corporation (March), a box plant in Puerto Rico (March), certain assets of Mack Packaging Group, Inc. (May), and Fibre Innovations LLC (November). Also in May 2002, we sold 8.2 million shares of common stock, $345 million of Upper DECSsm units, and $500 million of Senior Notes due 2012. In the aggregate, these transactions significantly increased the assets and operations of our corrugated packaging segment and changed our capital structure. Unaudited pro forma information for 2002 assuming these acquisitions and related financing transactions had occurred at the beginning of 2002 follows: total revenues $4,461 million, income from continuing operations $54 million, and income from continuing operations, per diluted share $0.52. We derived this pro forma information by adjusting for the effects of the purchase price allocations and financing transactions described above and the reclassification of the discontinued operations. The pro forma information does not reflect the effects of capacity closures, cost savings or other synergies realized. These pro forma results are not necessarily an indication of what actually would have occurred if the acquisitions and financing transactions had been completed at the beginning of 2002 and are not intended to be indicative of future results.

In 2001, we acquired the corrugated packaging operations of Chesapeake Corporation and Elgin Corrugated Box Company (May) and ComPro Packaging LLC (October). Unaudited pro forma results of operations, assuming these acquisitions had been effected as of the beginning of 2001, would not have been materially different from what we reported.

(c)	Other operating and non-operating income and expense consists of:

	For the Year
	2005	2004	2003	2002	2001
	(In millions)

Other operating income (expense):
Closure and sale of converting and production facilities and sale of non-strategic assets	$(53)	$(27)	$(83)	$—	$1
Hurricane related costs	(16)	—	—	—	—
Consolidation of administrative functions	—	(11)	(48)	—	—
Financial services mortgage origination and servicing repositioning and other asset impairments	(5)	(34)	(5)	(7)	—
Antitrust litigation and other	(16)	(4)	(2)	(6)	—

	$(90)	$(76)	$(138)	$(13)	$1

Other non-operating income (expense):
Charges related to early repayment of debt	$(6)	$(2)	$(8)	$(11)	$—
Litigation settlement	2	—	—	—	—
Interest and other income	4	2	—	—	—

	$—	$—	$(8)	$(11)	$—

(d)	Income taxes includes one-time tax benefits of $16 million in 2005 related to the sale of our Pembroke, Canada MDF facility and $20 million in 2004 and $165 million in 2003 related to the resolution and settlement of prior years’ tax examinations.

(e)	Discontinued operations include in 2005, 2004, 2003, and 2002 the non-strategic operations obtained in the Gaylord acquisition including the retail bag business, which was sold in May 2002; the multi-wall bag business and kraft paper mill, which were sold in January 2003; and the chemical business. The resolution and settlement of environmental and other indemnifications we provided in the 1999 sale of the bleached paperboard operation is also included in 2004.

(f)	Effect of accounting change includes the effects of adopting (i) in 2003, Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations, which resulted in an after tax charge of $1 million or $0.01 per share for the cumulative effect of adoption; (ii) in 2002, SFAS No. 142, Goodwill and Other Intangible Assets, which resulted in an after tax charge of $11 million or $0.11 per share; and (iii) in 2001, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which resulted in an after tax charge of $2 million or $0.02 per diluted share. As a result of the adoption of SFAS No. 142 in 2002, year 2002 and thereafter amounts are not comparable to prior years due to the amortization of goodwill and trademarks in the prior years. In 2003, we also voluntarily adopted the prospective transition method of SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123, which decreased 2003 net income by $1 million or $0.01 per share.

In addition, in first quarter 2005, we changed our method of accounting for our corrugated packaging inventories from the LIFO method to the average cost method, which approximates FIFO. As required by generally accepted accounting principles, we have adjusted prior year’s selected financial data to reflect the retrospective application of the average cost method. Please read Note 1 to the Consolidated Financial Statements for further information.

(g)	Includes a $0.50 per share special dividend in December 2004.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of the federal securities laws. These forward-looking statements are identified by their use of terms and phrases such as “believe,” “anticipate,” “could,” “estimate,” “intend,” “may,” “plan,” “expect,” and similar expressions, including references to assumptions. These statements reflect management’s current views with respect to future events and are subject to risk and uncertainties. We note that a variety of factors and uncertainties could cause our actual results to differ significantly from the results discussed in the forward-looking statements. Factors and uncertainties that might cause such differences include, but are not limited to:

•	general economic, market or business conditions;

•	the opportunities (or lack thereof) that may be presented to us and that we may pursue;

•	the availability and price of raw materials we use;

•	fluctuations in the cost of purchased energy;

•	fluctuations in the costs we incur to transport the raw materials we use and the products we manufacture;

•	assumptions related to pension and postretirement costs;

•	assumptions related to accounting for impaired assets;

•	the collectibility of loans and accounts receivable and related provisions for losses;

•	competitive actions by other companies;

•	changes in laws or regulations and actions or restrictions of regulatory agencies;

•	the accuracy of certain judgments and estimates concerning our integration of acquired operations;

•	our ability to execute certain strategic and business improvement initiatives; and

•	other factors, many of which are beyond our control.

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

Non-GAAP Financial Measure

Return on investment (ROI) is an important internal measure for us because it is a key component of our evaluation of overall performance and the performance of our business segments. Studies have shown that there is a direct correlation between shareholder value and ROI and that shareholder value is created when ROI exceeds the cost of capital. ROI allows us to evaluate our performance on a consistent basis as the amount we earn relative to the amount invested in our business segments. A significant portion of senior management’s compensation is based on achieving ROI targets.

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

Accounting Policies

Critical Accounting Estimates

In preparing our financial statements, we follow generally accepted accounting principles, which in many cases require us to make assumptions, estimates and judgments that affect the amounts reported. Our significant accounting policies are included in Note 1 to the Consolidated Financial Statements and Note A to the Parent Company and Financial Services Summarized Financial Statements. Many of these principles are relatively straightforward. There are, however, a few accounting policies that are critical because they are important in determining our financial condition and results, and they are difficult for us to apply. Within the parent company, they include asset impairments and pension accounting, and within financial services, they include the allowance for loan losses and, through 2004, mortgage servicing rights. The difficulty in applying these policies arises from the assumptions, estimates and judgments that we have to make currently about matters that are inherently uncertain, such as future economic conditions, operating results and valuations, as well as our intentions. As the difficulty increases, the level of precision decreases, meaning actual results can, and probably will, be different from those currently estimated. We base our assumptions, estimates and judgments on a combination of historical experiences and other factors that we believe are reasonable. We have discussed the selection and disclosure of these critical accounting estimates with our Audit Committee.

•	Measuring assets for impairment requires estimating intentions as to holding periods, future operating cash flows and residual values of the assets under review. Changes in our intentions, market conditions or operating performance could require us to revise the impairment charges we previously provided.

•	The expected long-term rate of return on pension plan assets is an important assumption in determining pension expense. In selecting that rate, currently 8.50 percent, consideration is given to both historical returns and our estimate of returns over the next quarter century. The actual rate of return on plan assets for the last ten years was 10.6 percent. Another important consideration is the discount rate used to determine the present value of our benefit obligations, currently 5.50 percent. Differences between actual and expected rates of return and changes in the discount rate will affect future pension expense and funded status. For example, a 50 basis point change in the estimated expected rate of return would affect annual pension expense by $5 million, and a 50 basis point change in the discount rate would affect the funded status by $90 million and annual pension expense by $10 million.

•	Allowances for loan losses are based on historical experiences and evaluations of future cash flows and collateral values and are subject to regulatory scrutiny. Changes in general economic conditions or loan specific circumstances will inevitably change those evaluations.

As a result of the 2004 sale of our third party mortgage servicing portfolio, accounting for mortgage servicing rights is no longer considered a critical accounting estimate.

New Accounting Pronouncements and Change in Method of Accounting for Certain Inventories

In the last three years, we adopted a number of new accounting pronouncements, and in 2005, we changed our method of accounting for our corrugated packaging inventories and retrospectively applied the new method to prior year financial statements. In addition there are three new accounting pronouncements that we will be required to adopt in 2006, none of which we expect to have a significant effect on our financial position, results of operations or cash flows. Please read Note 1 to the Consolidated Financial Statements for additional information.

Results of Operations for the Years 2005, 2004 and 2003

Summary

Our mission is to be the best by consistently exceeding customer expectations, maximizing asset utilization, lowering operating costs and improving efficiency. We are a market-driven, customer-focused company.

Our three key strategies are:

•	focusing on corrugated packaging from an integrated platform, which eliminates mill downtime and lowers costs through improved asset utilization,

•	maximizing the value of our timberland through accelerated fiber growth that is aligned with well-located converting operations and developing significant real estate opportunities on high-value land, and

•	realizing earnings and cash flow from financial services, which is a low-cost, low-risk provider of financial services.

Actions we took in 2005 to implement our key strategies included:

•	We closed four corrugated packaging converting facilities and sold our Pembroke, Canada MDF facility to reduce costs and improve asset utilization. These actions affected over 500 employees.

•	We modified and enhanced two of our linerboard mills to increase mill reliability and reduce reliance on natural gas as an energy source.

•	We further repositioned our mortgage origination activities. These actions affected over 250 employees, and along with the mortgage repositioning efforts in 2004, will further reduce costs and exposure to changing market conditions. Our future mortgage origination efforts will focus on direct mortgage lending to consumers through our banking centers, and we will continue to restructure our mortgage origination capabilities.

•	We announced that in 2006 we intend to classify as a fourth business segment our real estate operations that are currently included within our forest products and financial services segments. This action will increase the visibility and transparency of our real estate operations.

A summary of our consolidated results follows:

	For the Year
	2005	2004	2003
	(In millions, except per share)

Consolidated revenues	$4,888	$4,750	$4,653
Income from continuing operations	176	157	102
Income from continuing operations per diluted share	1.54	1.39	0.94
ROI	8.9%	8.5%	1.2%

Significant items affecting income from continuing operations included:

•	In 2005, we continued to see the benefits in our manufacturing operations of our initiatives to lower costs, improve asset utilization, and increase operating efficiencies and the benefits in our financial services operations from repositioning our mortgage origination and servicing activities. Costs, principally energy, freight and chemicals, however, continued to escalate for our manufacturing operations. The increased costs offset some of the benefits from our initiatives in our manufacturing operations and lower health care costs attributable to the implementation of a new health plan design. Actions taken to lower costs, improve asset utilization, and increase operating efficiencies resulted in charges and expenses of $58 million, principally related to the closure of four corrugated packaging converting facilities, the further repositioning of our mortgage origination activities and the sale of our Pembroke, Canada MDF facility. As a result of the sale of the MDF facility, we recognized a one-time tax benefit of $16 million. During 2005, Hurricanes Katrina and Rita forced us to curtail operations at seven of our converting and production facilities for varying periods, which we estimate adversely affected segment operating income by about $11 million due to production downtime and start-up expenses. In addition, during 2005, we recognized hurricane related losses and other unusual expenses of $32 million. The hurricane costs principally related to impairment of our Texas and Louisiana forests, facility damage, and employee and community assistance and other unusual expenses principally related to antitrust litigation and the early repayment of debt.

•	In 2004, we began to see the benefits in our manufacturing operations of our initiatives to lower costs and improve asset utilization and operating efficiencies. In addition, market demand strengthened, resulting in higher prices for most of our forest products, and prices for corrugated packaging began to improve in the second quarter of the year. Our financial services operations benefited from improved asset quality, which resulted in a recovery of previously recorded provisions for credit losses. This was partially offset by declining mortgage origination activities. Actions taken to lower costs and improve asset utilization and operating efficiencies resulted in charges and expenses of $76 million, principally related to the converting and production facility closures and the repositioning of our mortgage origination activities and sale of our third-party mortgage servicing portfolio. We also recognized a one-time tax benefit of $20 million resulting from the settlement of prior years’ tax examinations.

•	In 2003, weak industry box demand and lower prices, continued excess capacity in most of our forest products, and higher energy and pension costs negatively affected our manufacturing revenues and earnings. The negative effect was partially offset by improvements in financial services earnings. Actions taken to lower costs and improve asset utilization and operating efficiencies resulted in charges and expenses of $138 million principally related to the sale or closure of under-performing assets and the consolidation of administrative functions. We also recognized a one-time tax benefit of $165 million resulting from the resolution and settlement of prior years’ tax examinations.

Business Segments

We currently manage our operations through three business segments:

•	Corrugated packaging,

•	Forest products, and

•	Financial services.

Our operations are affected to varying degrees by supply and demand factors and economic conditions including changes in interest rates, new housing starts, home repair and remodeling activities, loan collateral values (particularly real estate), and the strength of the U.S. dollar. Given the commodity nature of our manufactured products, we have little control over market pricing or market demand.

As previously announced, beginning first quarter 2006, we will classify into a fourth business segment our real estate operations. As a result, we anticipate transferring into the new real estate segment about $300 million in real estate assets currently included in our financial services segment and about $100 million of high-value timberlands and other assets currently included in our forest products segment.

Corrugated Packaging

We manufacture linerboard and corrugating medium that we convert into corrugated packaging and sell in the open market. Our corrugated packaging segment revenues are principally derived from the sale of corrugated packaging products and, to a lesser degree, from the sale of linerboard in the domestic and export markets.

A summary of our corrugated packaging results follows:

	For the Year
	2005	2004	2003
	(Dollars in millions)

Revenues	$2,819	$2,736	$2,700
Costs and expenses	(2,699)	(2,640)	(2,682)

Segment operating income	$120	$96	$18

Segment ROI	5.6%	4.7%	0.8%

Hurricanes Katrina and Rita adversely affected 2005 segment operating results by about $10 million principally related to mill production downtime and start-up expenses at our Bogalusa, Louisiana and Orange, Texas linerboard mills.

Corrugated packaging pricing, which includes freight and is net of discounts, increased in 2005 compared with 2004, reflecting price increases implemented in the second half of 2004. In second quarter 2005, corrugated packaging prices declined reflecting lower industry volumes. However, in fourth quarter 2005, corrugated packaging prices began to improve as a result of a linerboard price increases driven by capacity closures, stronger industry volumes and lower inventories. In first quarter 2006, we began to implement two corrugated packaging price increases. Our corrugated packaging shipments increased due to market share growth. Linerboard sales and shipments to third parties were down because more of our production was used in our converting facilities, which is consistent with our strategy to convert more of the linerboard we produce in our own converting facilities.

	Year over Year
	Increase (Decrease)
	2005	2004	2003

Corrugated packaging
Average prices	2%	0%	(1)%
Shipments, average week	2%	6%	(1)%
Industry shipments, average week(a)	1%	3%	0%
Linerboard
Average prices	(6)%	11%	(1)%
Shipments, tons	(18)%	(44)%	17%

(a)	Source: Fibre Box Association

About one percentage point of the 2005 and 2004 increase in corrugated packaging shipments is attributable to growth in our converting operations in Mexico.

Costs and expenses were up two percent in 2005 compared with 2004 and down two percent in 2004 compared with 2003. Higher volumes and prices for most raw materials were partially offset by lower health care costs and cost reductions attributable to the closure of converting facilities, workforce reductions and increased mill reliability and efficiency, which resulted in lower maintenance costs and improved raw material yield and energy usage.

Fluctuations in our significant cost and expense components included:

	Year over Year
	Increase (Decrease)
	2005	2004	2003
	(In millions)

Wood fiber	$22	$(7)	$30
Recycled fiber	(6)	27	(11)
Energy, principally natural gas	30	7	51
Freight	40	32	65
Depreciation	1	(8)	12
Health care	(16)	—	3
Pension and postretirement	(3)	5	23

The costs of our outside purchases of wood and recycled fiber, energy, and freight fluctuate based on the market prices we pay for these commodities. It is likely that these costs will continue to fluctuate in 2006.

The changes in depreciation in 2005 and 2004 were principally due to the closure of converting facilities, and the change in 2003 was principally due to the facilities we acquired in 2002.

Information about our converting facilities and mills follows:

	For the Year
	2005	2004	2003

Number of converting facilities (at year-end)	65	69	74
Mill capacity, in million tons	3.5	3.4	3.3
Mill production, in million tons	3.4	3.3	3.2
Percent mill production used internally	92%	90%	82%
Percent of total fiber requirements sourced from recycled fiber	36%	36%	34%
Corrugating medium purchases from our Premier Boxboard Limited LLC joint venture, in thousand tons	68	100	157

As a result of Hurricanes Katrina and Rita, our 2005 mill production was adversely affected by about 42,000 tons.

Forest Products

We own or lease two million acres of timberland in Texas, Louisiana, Georgia, and Alabama. We grow timber, cut the timber and convert it into products. We are creating the infrastructure and securing entitlements necessary for real estate development of our designated high-value timberland in Georgia, principally near Atlanta. We manufacture lumber, gypsum wallboard, particleboard, fiberboard and medium density fiberboard (MDF). Our forest products segment revenues are principally derived from the sales of these products and, to a lesser degree, from sales of fiber and high-value lands. We also owned 50 percent interests in a gypsum wallboard joint venture and an MDF joint venture. In January 2006, we acquired the remaining 50 percent interest in the gypsum wallboard joint venture.

A summary of our forest products results follows:

	For the Year
	2005	2004	2003
	(Dollars in millions)

Revenues	$1,031	$971	$801
Costs and expenses	(793)	(756)	(734)

Segment operating income	$238	$215	$67

Segment ROI	25.4%	22.0%	6.3%

Hurricane Rita adversely affected 2005 segment operating results by about $1 million principally related to downtime and start-up expenses at four of our Texas and Louisiana lumber converting facilities.

Pricing, which includes freight and is net of discounts, and shipments improved for most product lines due to the continued strength in the housing and repair and remodeling markets. There is some uncertainty as to whether that strength will continue throughout 2006.

	Year over Year
	Increase (Decrease)
	2005	2004	2003

Lumber:
Average prices	5%	22%	4%
Shipments	1%	1%	14%
Gypsum:
Average prices	16%	24%	2%
Shipments	12%	19%	(5)%
Particleboard:
Average prices	(1)%	28%	(4)%
Shipments	8%	(1)%	(8)%
MDF:
Average prices	(1)%	7%	1%
Shipments	(20)%	11%	(20)%

Comparisons of MDF and particleboard shipments are affected by the sale of our Pembroke MDF facility in second quarter 2005, the indefinite closure of our Clarion MDF facility in third quarter 2003 and the subsequent sale of this facility in second quarter 2004, and the indefinite closure of our Mt. Jewett particleboard facility in second quarter 2003.

Segment operating income also includes:

	For the Year
	2005	2004	2003
	(In millions)

Our share of gypsum and MDF joint venture operating income	$28	$21	$1
Hunting, mineral and recreational lease income	32	22	18
Gain on sale of about 4,500 acres of conservation timberland	8	—	—
Gain on sale of about 7,000 acres to an affiliated real estate joint venture	6	—	—

The operating results from the gypsum and MDF joint ventures generally fluctuate in relation to the price and shipment changes noted above. Mineral income is generally derived from leases and royalty interests and fluctuates based on changes in the market prices for energy. It is likely prices will continue to fluctuate in 2006.

In 2005, we sold about 7,000 acres of timber and timberland to a joint venture in which one of our financial services subsidiaries owns 50 percent and an unrelated public company owns the other 50 percent. This acreage was sold pursuant to the terms of a long-standing option agreement, which was about to expire. The joint venture intends to hold the land for future development and sale. We recognized about half of the $10 million gain in income in 2005 and anticipate recognizing the remainder in the future as this land is sold.

At year-end 2005, our high-value timberland consisted of about 203,000 acres located in Georgia, principally near Atlanta. Information regarding our high-value land sales follows:

	For the Year
	2005	2004	2003
	(Dollars in millions)

High-value land:
Acres sold	3,067	2,919	2,436
Profit included in segment operating income	$20	$19	$12

Costs and expenses were up five percent in 2005 compared with 2004 and up three percent in 2004 compared with 2003. Higher volumes and higher prices for most raw materials offset lower health care costs and cost reductions attributable to the sale of our Pembroke MDF facility in June 2005 and our Clarion MDF facility in May 2004.

Fluctuations in our significant cost and expense components included:

	Year over Year
	Increase (Decrease)
	2005	2004	2003
	(In millions)

Wood fiber	$19	$22	$(6)
Energy, principally natural gas	13	4	4
Freight	11	9	(1)
Chemicals	14	3	(2)
Depreciation	(5)	(9)	1
Health care	(6)	1	1
Pension and postretirement	2	(1)	3

Our goal is to increase use of wood fiber from our timberlands and reduce our reliance on outside purchases. The cost of our outside purchases of fiber and energy, freight, and chemicals fluctuates based on the market prices we pay for these commodities. It is likely that these costs will continue to fluctuate in 2006.

Information about our timber harvest and converting and manufacturing facilities follows:

	For the Year
	2005	2004	2003

Timber harvest, in million tons:
Sawtimber	2.4	2.5	2.4
Pulpwood	3.3	3.4	4.1

Total	5.7	5.9	6.5

Number of converting and manufacturing facilities (at year-end)	17	18	19
Average operating rates for all product lines excluding sold or closed facilities:
High	102%	95%	93%
Low	91%	85%	72%

As a result of Hurricane Rita, our 2005 timber harvest was adversely affected by about 60,000 tons. However, our 2005 average operating rates were not significantly affected. In addition, we incurred about $7 million in losses due to damage to our timberlands, which is not included in segment operating income. It is unlikely that this damage will significantly affect the long-term value of our timberlands.

Financial Services

We own a savings bank, Guaranty Bank, which includes an insurance agency subsidiary, and engage in real estate development activities. Guaranty makes up the predominant amount of our financial services segment operating income, revenues, assets, and liabilities.

In general, we gather funds from depositors, borrow money, and invest the resulting cash in loans and securities. We focus our investing and deposit gathering activities in products and geographic areas that promote a relatively stable source of earnings. We attempt to minimize the potential effect of interest rate and credit quality cycles by investing principally in adjustable rate residential housing assets and maintaining an asset and liability profile that is relatively unaffected by movements in interest rates. In general, we do not purchase or write derivative financial instrument contracts other than short-term contracts to originate and to hedge mortgage loans that we intend to sell.

In our loan portfolio, we emphasize products with collateral and rate characteristics that we have significant experience managing and principally invest in assets with adjustable rates or that reprice in three to five years. Our deposit gathering activities are focused in two primary markets, Texas and California, both of which offer substantial opportunity for cost-effective growth. Limiting the markets and products in which we participate and avoiding complex financial instruments allows us to limit our infrastructure costs. We, however, incur substantial costs to operate in a regulated environment and comply with the extensive laws and regulations to which Guaranty is subject.

In late 2004, we repositioned our mortgage origination activities, sold our third-party mortgage servicing portfolio, and outsourced servicing of our single-family portfolio loans. In late 2005, we further repositioned our mortgage origination activities by eliminating our wholesale mortgage origination network.

A summary of our financial services results follows:

	For the Year
	2005	2004	2003
	(Dollars in millions)

Net interest income	$390	$401	$377
Segment operating income	220	207	186
Segment ROI	19.6%	18.4%	15.8%

Although we were forced to close temporarily a few Texas banking centers in 2005 as a result of Hurricane Rita, we did not sustain any significant facility damage. These closures did not significantly affect our segment operating income.

Net Interest Income and Earning Assets and Deposits

Our net interest income is the interest we earn on loans (including amortization of loan fees and deferred costs), securities and other interest-earning assets, minus the interest we pay for deposits and borrowings and dividends we pay on preferred stock issued by subsidiaries. Our net interest margin is the average yield on our earning assets, calculated by dividing net interest income by our average earning assets for the period. Net interest margin is principally influenced by the relative rates of our interest earning assets and interest bearing liabilities and the amount of noninterest bearing deposits, other liabilities and equity used to fund our assets.

Information concerning our net interest margin follows:

	For the Year
	2005		2004		2003
	Average	Yield/	Average	Yield/	Average	Yield/
	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in millions)

Earning assets	$15,355	5.21%	$15,916	4.51%	$16,104	4.52%
Interest bearing liabilities	14,373	(2.85)%	15,099	(2.10)%	15,370	(2.29)%
Impact of noninterest bearing funds		0.18%		0.10%		0.11%

Net interest margin		2.54%		2.51%		2.34%

In general, we position our balance sheet to minimize interest rate sensitivity thereby producing a relatively consistent net interest margin. As we are currently positioned, if interest rates remain relatively stable, it is likely that our net interest margin will remain near its current level. However, if interest rates change significantly, it is likely that our net interest margin will decline. Please read Item 7A. Quantitative and Qualitative Disclosures About Market Risk for further information.

As a result of our interest rate position, increases in market interest rates in 2005 did not significantly affect our net interest margin. In 2005, our net interest margin increased slightly, principally as a result of increased noninterest bearing deposits. In 2004, our net interest margin improved over 2003, partially due to repricing of maturing higher rate certificates of deposit to lower market rates and partially due to an increase in lower rate transaction accounts along with a decrease in certificates of deposit. In general, we pay lower rates on interest bearing transaction accounts than certificates of deposit.

The following table summarizes the composition of our earning assets and deposits:

	At Year-End
	2005	2004
	(Dollars in millions)

Residential housing assets:
Loans held for sale	$280	$510
Loans	7,003	6,897
Securities	6,512	4,982

Total residential housing assets	13,795	12,389
Other earning assets	3,204	3,015

Total earning assets	$16,999	$15,404

Residential housing assets as a percentage of earning assets	81%	80%
Noninterest bearing deposit accounts	$803	$519
Interest bearing deposit accounts	3,639	4,618
Certificates of deposit	4,759	3,827

Total deposits	$9,201	$8,964

The increase in earning assets at year-end 2005 was a result of mortgage-backed security purchases we made in third and fourth quarter 2005. As a result of the repositioning of our mortgage wholesale network, we do not anticipate we will acquire new single-family loans in 2006 in an amount equal to anticipated loan prepayments. We will likely re-invest proceeds from loan payments and prepayments into mortgage-backed securities that have similar interest rate risk characteristics. Additionally, we anticipate increased funding on commercial real estate loan commitments in 2006. The decrease in loans held for sale at year-end 2005 was a result of our mortgage origination activity repositioning in 2004. We expect further decreases in loans held for sale in 2006 as a result of the 2005 repositioning of our wholesale mortgage origination network.

A portion of our loans consists of adjustable-rate mortgages that have various monthly payment options (Option ARMs). These loans generally include the ability to select from fully amortizing payments, interest-only payments and payments less than the interest accrual rate, which can result in negative amortization increasing the principal amount of the loan. Negative amortization is subject to various limitations, typically including a 110 percent maximum principal balance as a percent of original principal balance, which limits the maximum loan-to-value ratio (LTV) that can be reached. We underwrite borrowers on Option ARMs at fully amortizing payment amounts, and the maximum principal balance limitation restricts negative amortization to 88 percent of LTV. At year-end 2005, loans held for sale and loans included $1.1 billion of Option ARMs. In 2005, we recognized $4 million in interest income on $0.5 billion in loans from borrowers that elected negative amortization payment options. Negative amortization interest recognized in 2004 and 2003 was not significant.

Additionally, the mortgage-backed securities we purchased in 2005 and a portion of the securities we have purchased in previous years have Option ARMs as the underlying assets. The outstanding principal balance of these securities at year-end 2005 was $3.5 billion. Of these securities, $0.6 billion were issued by U.S. Government Sponsored Enterprises (FNMA, FHLMC) and $2.9 billion are senior tranches of private-label offerings. All of the securities bear AAA ratings from nationally recognized securities rating organizations.

In late 2005, the federal banking regulators, including the Office of Thrift Supervision (OTS), which supervises Guaranty, published proposed guidance on lending standards that, if adopted, would affect lending and investing in Option ARMs. The proposed guidance outlines various underwriting and risk management activities appropriate for participating in “non-traditional lending” activities. We do not believe the proposed guidance, if adopted, would significantly affect our lending programs.

Information regarding the geographic distribution and original LTV of our single-family mortgage loan portfolio follows:

	At Year-End
	2005	2004
	(Dollars in millions)

California	$1,730	$1,983
Texas	303	385
Florida	154	112
All other states	925	1,080

Single-family mortgage loans	$3,112	$3,560

Weighted average original LTV	73%	74%

At year-end 2005, we had $34 million in single-family loans in areas affected by Hurricanes Katrina, Rita, and Wilma. Of these, approximately $13 million had flood insurance policies. We have received very few notices from borrowers related to these loans regarding property damage affecting the collateral value or the borrower’s ability to pay. We do not anticipate any significant loan losses as a result of these hurricanes.

Asset Quality and Allowance for Loan Losses

Various asset quality measures we monitor are:

	At Year-End
	2005	2004	2003
	(Dollars in millions)

Non-performing loans	$35	$50	$65
Restructured operating lease assets	—	37	40
Foreclosed real estate	2	4	26

Non-performing assets	$37	$91	$131

Non-performing loans as a percentage of total loans	0.35%	0.51%	0.71%
Non-performing assets ratio	0.37%	0.93%	1.42%
Allowance for loan losses as a percentage of non-performing loans	213%	170%	172%
Allowance for loan losses as a percentage of total loans	0.75%	0.88%	1.22%

In 2005, we recognized $4 million, and in 2004 we recognized $6 million, in interest income as a result of payoffs received on loans for which we had previously applied interest payments received to reduce the carrying amount.

Our allowance for losses on loans not determined to be individually impaired is based on estimated percentages of losses that have been incurred in the portfolio. These estimated percentages are based on historical charge-off rates adjusted for current market and environmental factors that we believe are not reflected in historical data. We evaluate these estimated percentages annually and more frequently when portfolio characteristics change significantly.

Considerations that influence our judgments regarding the adequacy of the allowance for loan losses and the amounts charged to expense include:

•	conditions affecting borrower liquidity and collateral values for impaired loans,

•	risk characteristics for groups of loans that are not considered individually impaired but we believe have probable potential losses,

•	risk characteristics for homogeneous pools of loans, and

•	other risk factors that we believe are not apparent in historical information.

The following table summarizes changes in the allowance for credit losses:

	For the Year
	2005	2004	2003
	(Dollars in millions)

Loans:
Balance at beginning of year	$85	$111	$132
Provision (credit) for loan losses	7	(12)	43
Net charge-offs	(18)	(7)	(64)
Transfer to reserve for unfunded credit commitments	—	(7)	—

Balance at end of year	74	85	111

Unfunded credit commitments:
Balance at beginning of year	7	—
Provision for commitment-related credit losses	3	—	—
Net charge-offs	(3)	—	—
Transfer from allowance for loan losses	—	7	—

Balance at end of year	7	7	—

Combined allowances for credit losses at year-end	$81	$92	$111

Provision (credit) for:
Loan losses	$7	$(12)	$43
Commitment-related credit losses	3	—	—

Combined provision (credit) for credit losses	$10	$(12)	$43

Net charge-offs as a percentage of average loans outstanding	0.21%	0.07%	0.66%

In 2005, we recorded a provision for credit losses principally as a result of the deterioration of the loan and lease discussed below that we also charged off. Other than these items, the overall credit quality of our loan portfolio continued to improve in 2005. Considering this credit quality improvement, we reduced our allowance on commercial real estate and multi-family loans and decreased our provision for credit losses by $5 million. As a result of these charge-offs and the allowance reductions, our allowance for loan losses as a percentage of loans has decreased. However, because of the overall improved credit quality of our portfolio, our allowance as a percent of non-performing loans has increased. In 2004, we recorded a credit to provision expense as a result of similar credit quality improvements.

Charge-offs in 2005 included $6 million related to a direct-financing lease transaction with an automotive parts manufacturer that declared bankruptcy. The bankruptcy trustee for the lessee rejected the lease and returned possession of the leased equipment to us. We sold the equipment, incurring a loss for which we have filed a claim with the bankruptcy court along with claims for other contractually due amounts. We sold our rights associated with the rejected lease to a third party, which will ultimately result in a recovery of a portion of our loss. Because that sale contract contains provisions that result in substantial uncertainty about the amount we will ultimately receive, we have not recognized any related recovery as of year-end 2005. We also have another lease with the same lessee with a net carrying amount at year-end 2005 of $7 million. That lease had not been rejected as of year-end 2005, however communications with the lessee subsequent to year-end 2005 indicate it is likely the lessee will either reject the lease or we will be required to renegotiate its terms.

Our non-performing loans at year-end 2005 do not include the lease discussed above and a loan to a chemical manufacturer that also had characteristics indicating potential credit problems that could result in this loan being classified as non-performing in the future. The loan had an unpaid principal balance at year-end 2005 of $11 million and is secured by accounts receivable, inventory, equipment, and real estate. The borrower is over advanced against eligible collateral in the amount of $2 million, and we have had difficulty resolving the matter with the borrower.

Charge-offs in 2005 also included $7 million on an asset-based loan that was restructured in 2003. The borrower has continued to have financial difficulty since the restructuring, and we do not expect significant future payments.

Charge-offs in 2004 related principally to foreclosed real estate loans and several smaller asset-based lending loans. Charge-offs in 2003 related principally to two commercial real estate loans, two commercial and business loans, restructured aircraft leases, and several asset-based lending loans.

In 2003, we restructured two leveraged direct financing leases on cargo aircraft in which we are the lessor. Due to a reduction in the lease payments, we reclassified the leases as operating leases, recorded the aircraft on our balance sheet, wrote them down to fair value and designated them as non-performing assets. We are depreciating the aircraft over their remaining expected useful lives. The net carrying value of the aircraft was $32 million at year-end 2005, and we anticipate the carrying value will be $11 million at the end of the lease terms in 2009. The lessee has made all lease payments in accordance with the restructured terms. As a result of the lessee’s improved financial performance, we no longer classify the restructured operating lease assets as non-performing assets.

Virtually all of our commercial real estate loans are collateralized and performing in accordance with contractual terms. However, the borrowers on $87 million of our senior housing and commercial real estate loans have completed construction and are nearing maturity of automatic or subsequently approved extensions. We underwrote most of these loans with the expectation that the borrowers would secure permanent financing or sell the collateral before or upon maturity of our loan. Some of the borrowers with completed projects have not been able to achieve the lease-up schedules originally anticipated. Although the current real estate environment is improving and we continue to receive a large number of payoffs on real estate loans, it is likely that we will further extend some of these loans. We typically require loans to be current on all interest and other contractual payments and generally require substantial third-party guarantees or other credit support to grant such extensions. In 2004, we foreclosed and sold collateral securing four real estate loans, resulting in charge-offs and subsequent asset write-downs of $9 million. It is possible that we will have to foreclose on additional commercial real estate loans in the future.

Noninterest Income and Noninterest Expenses

Fluctuations in our noninterest income and expense components included:

	Year over Year
	Increase (Decrease)
	2005	2004	2003
	(In millions)

Noninterest income:
Loan origination and sale of loans	$(118)	$(128)	$58
Servicing rights amortization and impairment	(40)	(19)	—
Real estate operations, net of cost of sales	(1)	4	15

The decrease in 2005 in loan origination and sale of loans and servicing rights amortization and impairment was due to the repositioning of our mortgage origination activities and sale of our third party-mortgage servicing in late 2004, which also substantially reduced our noninterest expense. The decrease in 2004 was principally due to the decline in mortgage loan origination activity as refinancing slowed considerably in 2004. Income from our real estate operations, which includes sales of real estate less cost of sales and our equity in earnings of real estate partnerships, was comparable in 2005 to 2004. In 2005, our real estate operations included our share of earnings from partnership investments we made in a number of condominium conversion projects in Florida, whereas in 2004 it included a gain on the sale of a multifamily housing development.

	Year over Year
	Increase (Decrease)
	2005	2004	2003
	(In millions)

Noninterest expense:
Compensation and benefits	$(86)	$(57)	$25
Real estate operations, excluding compensation	(8)	(7)	1

A significant portion of our compensation expense in years prior to 2005 was related to our mortgage loan origination activity and was variable with origination volume. The decrease in compensation and benefits expense in 2005 was principally a result of the repositioning of our mortgage activities. Changes in 2004 and 2003 were principally related to changes in mortgage loan origination volume.

In 2005, we began a program to expand our banking center network by constructing new retail bank branches in key markets. In future years, these new branches will provide us with additional deposit funding, including noninterest bearing deposits, and will increase our noninterest income, but will also increase our noninterest expense as a result of additional compensation and depreciation expense. In 2005, we opened six branches. Additionally, at year-end 2005 we had two branches under construction and plans for an additional six new branches in 2006.

Real estate operations expense decreased in 2005 because we recorded impairment charges in 2004 on several assets held for sale, and 2004 included operating expenses of a multifamily housing development prior to its sale in mid-2004.

Information regarding our mortgage loan origination activities follows:

	For the Year
	2005	2004	2003
	(In millions)

Loans originated and retained	$855	$1,617	$2,089
Loans originated for sale to third parties	1,815	5,227	10,813

We no longer retain the rights to service loans nor do we retain any other interest in loans sold to third parties.

Please read Statistical and Other Data for additional information about our business segments and bank statistical disclosures.

Expenses Not Allocated to Segments

Unallocated expenses represent expenses managed on a company-wide basis and include corporate general and administrative expense, share-based compensation, other operating and non-operating income (expense), and parent company interest expense.

The change in general and administrative expenses was principally due to an increase in incentive compensation and supply chain initiatives and, in 2004, to $3 million in expenses related to our assessment of internal controls over financial reporting mandated by the Sarbanes-Oxley Act of 2002.

The change in share-based compensation is due to the effects of prospectively expensing stock options using the fair value method beginning in 2003 and the increased use of share-based compensation coupled with an increase in the market price of our common stock.

Other operating income (expense) not allocated to business segments principally consists of costs associated with the closure of production and converting facilities, consolidation of administrative functions, repositioning our mortgage origination and servicing activities, losses on sales of non-strategic assets, and in 2005, costs associated with the Gulf Coast hurricanes and antitrust litigation. Please read Note E to the Parent Company Summarized Financial Statements and Note L to the Financial Services Summarized Financial Statements and Litigation Matters — Antitrust Litigation for additional information.

The actions to close facilities, consolidate administrative functions, and reposition our mortgage origination and servicing activities were taken to lower costs, improve operating effectiveness, increase asset utilization, and as it relates to the mortgage origination and servicing activities, to reduce our exposure to changing market conditions. We began to see the benefits of these actions in 2004 and 2005, and it is likely that trend will continue into 2006. We will continue our efforts to enhance return on investment by lowering costs, improving operating efficiencies and increasing asset utilization. As a result, we will continue to review operations that are unable to meet return objectives and determine appropriate courses of action, including consolidating and closing converting facilities and selling under-performing assets.

Other non-operating income (expense) principally consists of interest and other income and costs associated with debt tender offers, call premiums and write-offs of unamortized financing fees related to refinancing of borrowings in 2005 and early repayments of borrowings in 2004 and 2003.

The change in parent company interest expense was due to a change in the mix of our long-term debt. At year-end 2005, we had $1.5 billion of debt with fixed interest rates that averaged 7.02 percent and $34 million of debt with variable interest rates that averaged 4.49 percent. This compares with $1.4 billion of debt with fixed interest rates that averaged 7.38 percent and $51 million of debt with variable interest rates that averaged 3.71 percent at year-end 2004.

Income Taxes

Our effective tax rate, which is income tax as a percentage of income from continuing operations before taxes, was a tax expense of 33 percent in 2005, a tax expense of 31 percent in 2004, and a tax benefit of 200 percent in 2003. These rates reflect one-time benefits of six percent in 2005 resulting from the sale of a foreign subsidiary and eight percent in 2004 and 170 percent in 2003 resulting from the resolution of tax examinations and claims discussed below. The American Job Creation Act of 2004 did not significantly affect our 2005 effective tax rate.

In 2004, the Internal Revenue Service concluded its examination of our tax returns for the years 1997 through 2000, and we resolved several state income tax examinations. In 2003, the Internal Revenue Service concluded its examination of our tax returns through 1996, including matters related to net operating losses and minimum tax credit carryforwards, which resulted from certain deductions following the 1988 acquisition of Guaranty and for which no financial accounting benefit had been recognized. Also in 2003, we resolved certain state tax refund claims for the years 1991 through 1994. As a result, valuation allowances and tax accruals previously provided for these matters were no longer required, and in fourth quarter 2004 we recognized a one-time benefit of $20 million and in second quarter 2003 we recognized a one-time benefit of $165 million.

Based on our current expectations of income and expense, it is likely that our 2006 effective tax rate will approximate 38 percent.

Average Shares Outstanding

The change in average shares outstanding was principally due to the exercise of employee stock options, the settlement of the Upper DECS equity purchase contracts, and repurchases of common stock. The change in average diluted shares outstanding was principally due to the above factors and the dilutive effect of employee stock options resulting from the increase in the market price of our common stock in 2005 and 2004.

Capital Resources and Liquidity for the Year 2005

We separately discuss our capital resources and liquidity for Temple-Inland and our manufacturing subsidiaries, which we refer to as the parent company, and our financial services subsidiaries in order for the reader to better understand our different businesses and because almost all of the net assets invested in financial services are subject to regulatory rules and regulations including restrictions on the payment of dividends to the parent company.

Sources and Uses of Cash

Consolidated cash from operations was $644 million in 2005, $484 million in 2004, and $915 million in 2003. Consolidated cash from operations represents the sum of parent company and financial services cash from operations, less the dividends from financial services, which are eliminated upon consolidation. Dividends received from financial services were $25 million in 2005, $105 million in 2004, and $166 million in 2003.

Parent Company Sources and Uses of Cash

	For the Year
	2005	2004	2003
	(In millions)

We received cash from:
Operations	$395	$438	$195
Dividends from financial services(a)	25	105	166
Working capital changes	(23)	(103)	60

From operations	397	440	421
Sale of non-strategic and other assets	49	42	64
Exercise of options and in 2005 the settlement of equity purchase contracts	393	62	13
Borrowings, net	13	—	—

Total sources	852	544	498
We used cash to:
Reduce debt and other obligations, net	—	(191)	(276)
Return to shareholders through
Dividends	(102)	(136)	(73)
Repurchase of common stock	(527)	—	—
Reinvest in the business through
Capital expenditures	(224)	(223)	(137)
Joint ventures	(5)	(5)	(9)

Total uses	(858)	(555)	(495)

Change in cash and cash equivalents	$(6)	$(11)	$3

(a)	Dividends we receive from financial services are eliminated in the consolidated statements of cash flows.

We operate in cyclical industries and our operating cash flows vary accordingly. Our principal operating cash requirements are for compensation, wood and recycled fiber, energy, interest and taxes. In 2005 and 2004, we experienced improved pricing and shipments for most of our products compared with decreases experienced during most of 2003. Our discontinued operations sources and uses of cash, which is principally derived from operating activities, was not significant. The dividends we receive from financial services are dependent on its level of earnings and capital needs and are subject to regulatory approval and restrictions. It is likely that we will receive significantly higher dividends in 2006 than we did in 2005.

Working capital is subject to cyclical operating needs, the timing of collection of receivables and the payment of payables and expenses and, to a lesser extent, to seasonal fluctuations in our operations.

In 2005 and 2004, many of our employees took advantage of the increasing spread between the market price of our common stock and the exercise price of employee stock options and exercised their stock options. As a result, we issued 1,833,688 net shares of common stock in 2005 and 2,359,568 net shares in 2004 to employees exercising options. In addition, in 2005, we issued 10,875,739 shares of our common stock and received $345 million in cash in conjunction with the final settlement of our Upper DECS equity purchase contracts.

In 2005, market conditions provided the opportunity to lengthen our debt maturity profile in a cost effective manner. As a result, we issued $250 million of debt due in 2016 and $250 million of debt due in 2018. The proceeds were used to retire debt due in 2006 and 2007. In 2004 and 2003, we used portions of our available funds to retire higher interest rate debt and long-term timber rights purchase obligations.

We paid cash dividends to shareholders of $0.90 per share in 2005, $1.22 per share in 2004 (including a $0.50 per share special dividend in December 2004), and $0.68 per share in 2003. In February 2005, our Board of Directors approved a repurchase program of up to 12 million shares. In August 2005, our Board of

Directors approved a repurchase program of up to an additional 6 million shares. In 2005, we repurchased 14.5 million shares for $536 million, including $9 million included in other current liabilities that was settled after year end. The repurchased shares were added to treasury shares at an average price of $36.93 per share.

Capital expenditures and timberland reforestation and acquisitions were 101 percent of depreciation and amortization in 2005, 100 percent in 2004, and 58 percent in 2003. Most of the 2005 expenditures relate to initiatives to increase reliability and efficiency at our linerboard mills. Capital expenditures and timberland reforestation and acquisitions are expected to approximate $197 million in 2006 or about 84 percent of expected 2006 depreciation and amortization.

Financial Services Sources and Uses of Cash

	For the Year
	2005	2004	2003
	(In millions)

We received cash from:
Operations	$202	$161	$266
Changes in loans held for sale, and other	70	(12)	394

From operations	272	149	660
Change in deposits and borrowings	1,632	(707)	(449)
Sale of non-strategic assets and collection of mortgage servicing rights sale receivables	46	14	—

Total sources	1,950	(544)	211
We used cash to:
Pay dividends to the parent company(a)	(25)	(105)	(166)
Reinvest in the business through:
Loans and securities, net of payments	(1,756)	495	(68)
Capital expenditures, acquisitions and other uses	(91)	138	(36)

Total uses	(1,872)	528	(270)

Change in cash and cash equivalents	$78	$(16)	$(59)

(a)	Dividends we pay to the parent company are eliminated in the consolidated statements of cash flows.

Our principal operating cash requirements are for compensation, interest, and taxes. Changes in loans held for sale are subject to the timing of the origination and subsequent sale of the loans and the level of refinancing activity. As a result of the repositioning of our mortgage origination activities, it is likely that the cash flow related to these activities will increase in 2006 as we sell the remaining loans held for sale and will decrease thereafter.

The changes in deposits and borrowings and the amounts invested in loans and securities generally move in tandem because we use deposits and borrowings to fund these investments. Fluctuations over the last several years are principally due to changes in the volume of refinancing activities as well as the level of suitable commercial lending and securities purchase opportunities.

In 2005, our asset growth limited the amount of dividends that we were able to pay because of the associated increased regulatory capital requirements. It is likely that our earning assets will remain near the same level in 2006 as in 2005. As a result, it is likely that we will pay significantly higher dividends to the parent company in 2006 than we did in 2005.

Liquidity and Contractual Obligations

Almost all of the net assets invested in financial services are subject to regulatory rules and restrictions including restrictions on the payment of dividends to the parent company. As a result, all consolidated assets are not available to satisfy all consolidated liabilities. To provide a clearer understanding of our different businesses, we discuss our contractual obligations for the parent company and financial services separately. At year-end 2005 our consolidated contractual obligations separated between the parent company and financial services consist of:

	Payments Due or Expiring by Year
	Total	2006	2007-8	2009-10	Thereafter
	(In millions)

Parent Company
Long-term debt*	$1,501	$18	$114	$320	$1,049
Capital lease obligations*	528	15	30	30	453
Less, related municipal bonds we own*	(528)	(15)	(30)	(30)	(453)
Contractual interest payments on fixed rate long-term debt	740	103	197	155	285
Operating leases	286	39	61	48	138
Purchase obligations	322	82	129	98	13
Other long-term liabilities*	8	1	4	1	2

Total parent company	$2,857	$243	$505	$622	$1,487

Financial Services
Transaction and savings deposit accounts*	$4,442	$4,442	$—	$—	$—
Certificates of deposit*	4,759	4,031	431	296	1
FHLB borrowings, repurchase agreements and other borrowings*	7,103	5,671	1,232	100	100
Preferred stock issued by subsidiaries*	305	—	305	—	—
Contractual interest payments	345	163	97	62	23
Operating leases	63	12	21	16	14

Total financial services	$17,017	$14,319	$2,086	$474	$138

Total consolidated	$19,874	$14,562	$2,591	$1,096	$1,625

*	Denotes items included in our balance sheet.

Parent Company Liquidity and Contractual Obligations

Our sources of short-term funding are our operating cash flows, dividends received from financial services, and borrowings under our committed credit agreements and existing accounts receivable securitization facility. Our contractual obligations due in 2006 will likely be repaid from our operating cash flow or from our unused borrowing capacity. At year-end 2005, we had $914 million in unused borrowing capacity under our credit agreements and accounts receivable securitization facility:

		Accounts
		Receivable
	Credit	Securitization
	Agreements	Facility	Total

Committed	$700	$250	$950
Less: borrowings and commitments	(5)	(31)	(36)

Unused borrowing capacity at year-end	$695	$219	$914

Our committed credit agreements include a $600 million revolving credit facility that expires in 2010. The remainder of the committed agreements expire in July 2007. In January 2006, we exercised our option to increase the commitments under our revolving credit facility by $150 million, increasing total committed credit capacity to $1,085 million. Also in January 2006, we used $150 million of our credit facilities to fund the purchase of the remaining 50 percent interest in Standard Gypsum LP. Following the purchase we paid off $56 million of the venture’s long-term debt, of which $28 million was related to the purchased interest.

Our accounts receivable securitization facility expires in 2008. Under this facility, a wholly-owned subsidiary purchases, on an on-going basis, substantially all of our trade receivables. As we need funds, the subsidiary draws under its revolving credit agreement, pledges the trade receivables as collateral, and remits the proceeds to us. In the event of liquidation of the subsidiary, its creditors would be entitled to satisfy their claims from the subsidiary’s pledged receivables prior to distributions back to us. We included this subsidiary in our parent company and consolidated financial statements.

Our debt agreements, accounts receivable securitization facility, and credit agreements contain terms, conditions and financial covenants customary for such agreements including minimum levels of interest coverage and limitations on leverage. At year-end 2005, we complied with these terms, conditions and financial covenants. None of the agreements are restricted as to availability based on our long-term debt ratings.

On February 3, 2006, our Board of Directors increased the quarterly dividend rate to $0.25 per share from $0.22 1/2 per share.

In the 1990s, we entered into two sale-lease back transactions of production facilities with municipalities. We entered into these transactions to mitigate property and similar taxes associated with these facilities. The municipalities purchased these facilities from us for $188 million, our carrying value, and we leased the facilities back from the municipalities under lease agreements, which expire in 2022 and 2025. Concurrently, we purchased $188 million of interest bearing bonds issued by these municipalities. The bond terms are identical to the lease terms, are secured by payments under the capital lease obligations, and the municipalities are obligated only to the extent the underlying lease payments are made by us. The interest rate implicit in the leases is the same as the interest rate on the bonds. As a result, the present value of the capital lease obligations is $188 million, the same as the principal amount of the bonds. Since there is no legal right of offset, the $188 million of bonds are included in other assets and the $188 million present value of the capital lease obligations are included in other long-term liabilities. There is no net effect from these transactions as we are in substance both the obligor on, and the holder of, the bonds.

Operating leases represent pre-tax obligations and include $168 million for the lease of particleboard and MDF facilities in Mt. Jewett Pennsylvania, which expire in 2019. The rest of our operating lease obligations are for timberland, facilities and equipment.

Purchase obligations are pre-tax, market priced obligations principally for gypsum and timber used in our manufacturing and converting processes and for major committed capital expenditures.

We have other long-term liabilities, principally defined benefit and postretirement medical obligations and deferred income taxes that are not included in the table because they do not have scheduled maturities. At year-end 2005, the pre-tax pension liability was $270 million and the pre-tax postretirement medical liability was $137 million. Please read Pension, Postretirement Medical and Health Care Matters for additional information. We do not expect any significant changes in our deferred tax liability in 2006. However, it is possible that in 2006 we will have used all our alternative minimum tax credit carryforwards. As a result, it is likely that in 2006 and thereafter, we will pay federal income taxes at a 35 percent rate as compared with the 20 percent rate we have paid for a number of years.

We have interest rate derivative instruments outstanding at year-end 2005. These interest rate instruments expire in 2008. They are non-exchange traded and are valued using either third-party resources or models. At year-end 2005, the aggregate fair value of our interest rate instruments was a $3 million liability. Our commodity derivative instruments expired in 2005.

Financial Services Liquidity and Contractual Obligations

Our sources of short-term funding are our operating cash flows, new deposits, borrowings under our existing agreements and, if necessary, sales of assets. Assets that can be readily converted to cash, or against which we can readily borrow, include short-term investments, loans, mortgage loans held for sale, and securities. At year-end 2005, we had available liquidity of $3 billion. Our contractual obligations due in 2006 will likely be repaid from operating cash flow and retention of deposits.

Our transaction and savings deposit accounts are shown as maturing in 2006. These accounts do not have a contractual maturity, but rather, are due on demand. Most of the certificates of deposit that mature in 2006 are short-term (one year or less) and a high percentage of the depositors have historically renewed at maturity, although they have no contractual obligation to do so.

Unless renegotiated, the terms of the preferred stock issued by subsidiaries make it likely that we will redeem the preferred stock in 2007 at the liquidation preference amount of $305 million.

Loans and securities aggregating $8.8 billion are pledged as collateral on Federal Home Loan Bank (or FHLB) borrowings. Based upon this collateral, we have the ability to borrow an additional $1.9 billion from the FHLB, which is included in our available liquidity.

Operating lease obligations are principally for facilities and equipment.

Off-Balance Sheet Arrangements

Parent Company

It is not our practice to enter into off-balance sheet arrangements. From time to time, however, we do so to facilitate our operating activities. At year-end 2005, our off-balance sheet unfunded arrangements, excluding contractual interest payments, operating leases and purchase and other obligations included in the table of contractual obligations, consisted of:

	Expiring by Year
	Total	2006	2007-8	2009-10	Thereafter
	(In millions)

Joint venture guarantees	$104	$28	$15	$61	$—
Performance bonds and recourse obligations	76	69	4	2	1

Total	$180	$97	$19	$63	$1

We participate in three joint ventures engaged in manufacturing and selling paper and forest products. Our partner in each of these ventures is a publicly-held company unrelated to us. At year-end 2005, these ventures had $102 million in long-term debt and $56 million of debt included in current maturities, along with various letters of credit. We guaranteed $104 million of the joint ventures’ debt service obligations and letters of credit. Our joint venture partners also provided guarantees and letters of credit. Generally we would be called upon to fund the guarantees due to the lack of specific performance by the joint ventures, such as non-payment of debt. As a result of the purchase of the remaining 50 percent interest in Standard Gypsum LP in January 2006 and the payment of its $56 million credit agreement, $28 million of the joint venture guarantees have been eliminated.

Performance bonds are primarily for workers’ compensation and general liability claims.

We had guaranteed the repayment of $20 million of borrowings by a financial services subsidiary. This borrowing was refinanced after year-end and the guarantee was eliminated. In addition, $305 million preferred stock issued by two subsidiaries of Guaranty is automatically exchanged into preferred stock of Guaranty upon the occurrence of certain regulatory events or administrative actions. If such exchange occurs, certain shares are automatically surrendered to us in exchange for our senior notes and certain shares, at our option, are either exchanged for our senior notes or are purchased by us.

Financial Services

In the normal course of business, we enter into off-balance sheet arrangements, such as commitments to extend credit for loans, leases, and letters of credit. These commitments carry substantially the same risk as loans. We generally require collateral upon funding of these commitments, the receipt of which provides assets that generally increase our liquidity by increasing our borrowing capacity. These commitments normally include provisions allowing us to exit the commitment under certain circumstances. At year-end 2005, our off-

balance sheet unfunded arrangements, excluding contractual interest and operating leases included in the table of contractual obligations, consisted of:

	Expiring by Year
	Total	2006	2007-8	2009-10	Thereafter
	(In millions)

Single-family mortgage loans	$204	$204	$—	$—	$—
Unused lines of credit	2,209	272	823	1,020	94
Unfunded portion of credit commitments	4,141	2,341	1,626	162	12
Commitments to originate commercial loans	571	148	304	117	2
Letters of credit	382	148	89	142	3

Total	$7,507	$3,113	$2,842	$1,441	$111

Capital Adequacy and Other Regulatory Matters

At year-end 2005, Guaranty met or exceeded all applicable regulatory capital requirements. We expect to maintain Guaranty’s capital at a level that exceeds the minimum required for designation as “well capitalized” under the capital adequacy regulations of the OTS. From time to time, the parent company may make capital contributions to or receive dividends from Guaranty. Please read Note M to the Financial Services Summarized Financial Statements for additional information.

At year-end 2005, Guaranty had outstanding preferred stock of subsidiaries with a carrying amount and liquidation value of $305 million. This preferred stock will be automatically exchanged into Guaranty preferred stock if the OTS determines Guaranty is or will become undercapitalized in the near term or upon the occurrence of certain administrative actions. If such an exchange were to occur, the parent company must issue senior notes in exchange for the Guaranty preferred stock in an amount equal to the liquidation preference of the preferred stock exchanged. With respect to certain of these shares, the parent company has the option to issue senior notes or purchase the shares. At year-end 2005, $303 million of the subsidiary preferred stock qualified as core capital and the remainder qualified as Tier 2 capital.

As previously disclosed, in 2004 the OTS and Guaranty entered into a Stipulation and Consent to the Issuance of an Order to Cease and Desist for Affirmative Relief (Consent Order) related to findings and required corrective actions associated with Guaranty’s mortgage origination activities. Under the Consent Order, Guaranty agreed, among other things, to take certain actions primarily related to its repositioned mortgage origination activities, including strengthening its regulatory compliance controls and management, enhancing its suspicious activity reporting and regulatory training programs, and implementing improved risk assessment and loan application register programs. Guaranty has implemented the corrective actions necessitated by the Consent Order. Additionally, we further repositioned our mortgage origination activities in 2005, substantially reducing the volume of activity to which the corrective actions apply. The Consent Order remains in effect, but has had no significant on-going impact on the operations of Guaranty or its ability to pay dividends to the parent company. We have not incurred any significant financial loss as a result of this matter and have no reason to believe that the matters addressed in the Consent Order will have a significant effect on Guaranty’s long-term operations or cash flows.

Pension, Postretirement Medical and Health Care Matters

Our non-cash pension expense was $50 million in 2005, $50 million in 2004, and $43 million in 2003. For the year 2006, we expect our non-cash pension expense to be about $47 million.

For accounting purposes, we measure the defined benefit plans projected benefit obligation, value the plan assets, and determine the funded status as of September 30 of each year. We measure our projected benefit obligation using current mortality tables and an appropriate discount rate. At September 2005, the projected benefit obligation of our defined benefit plans exceeded the fair value of plan assets by $347 million compared with $355 million at September 2004. The change was principally due to a 50 basis point decrease in the discount rate to 5.50 percent offset by better than expected return on plan assets (15 percent compared with an expected rate of 8.50 percent) and larger plan assets due in part to the $60 million of voluntary, discretionary contributions we made in 2005. The pension liability recognized for accounting purposes was $270 million at year-end 2005 compared with $289 million at year-end 2004. Unrecognized actuarial losses, which principally represent the delayed recognition of the effect of changes in the assumed discount rate and differences between expected and actual experience, were $337 million at year-end 2005 and $331 million at year-end 2004. These losses, to the extent they exceed ten percent of the greater of the projected benefit obligation or plan assets, will be recognized prospectively over the remaining service period, currently estimated at nine years, and will be affected by further changes, if any, in the discount rate and differences between expected and actual experience. We expect the amount to be recognized and included in 2006 pension expense will be about $25 million, the same as included in 2005 pension expense.

For ERISA funding purposes, we measure the projected benefit obligation and value the plan assets as of January 1 of each year. We measure our projected benefit obligations using a discount rate that approximates the expected return on plan assets and value our plan assets using a five year moving average. At January 1, 2005, the projected benefit obligation approximated the fair value of the plan assets. As a result, our ERISA cash-funding requirement was about $1 million in 2005, and we expect our cash-funding requirement to be minimal in 2006. We made voluntary, discretionary contributions of $60 million to the defined benefit plans in 2005 and it is likely that we will make additional voluntary, discretionary contributions to the defined benefit plans in 2006 of $60 million, $15 million per quarter.

Postretirement medical expense was $8 million in 2005, $10 million in 2004, and $12 million in 2003. For accounting purposes we measure the projected benefit obligation using current mortality tables and an appropriate discount rate, currently 5.50 percent. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 was enacted in December 2003. This act expands Medicare to include, for the first time, coverage for prescription drugs. Our postretirement benefit plans provide for medical coverage, including a prescription drug subsidy, for certain participants. The effect of the act was to reduce the liability for postretirement medical cost by $9 million and reduce postretirement medical expense by about $2 million.

Effective January 2005, we implemented a new consumer driven health plan option for our employees. About 41 percent of our employees elected this option. We believe implementing this option will reduce or help mitigate our rising health care costs. In 2005, the total cost of providing health coverage was about $120 million of which we incurred $84 million and our employees incurred $36 million. In 2004, the total cost of providing health coverage was $150 million, of which we incurred $114 million and our employees incurred $36 million. The reduction in total health care cost is principally due to the implementation of a new health plan design, including the consumer driven health plan option, and a decrease in employees. It is unlikely that this trend will continue in 2006.

Energy and the Effects of Inflation

Energy costs increased $43 million in 2005, $11 million in 2004, and $55 million in 2003, principally due to changes in natural gas prices. Our energy costs fluctuate based on the market prices we pay for these commodities. We hedge very little of our energy needs. It is likely that these costs will continue to fluctuate during 2006.

Inflation has had minimal effects on operating results the last three years. Our fixed assets, timber and timberland, are carried at their historical costs. If carried at current replacement costs, depreciation expense and the cost of timber cut or timberland sold would be significantly higher than what we reported.

Environmental Protection

Our operations are subject to federal, state, and local provisions regulating discharges into the environment and otherwise related to the protection of the environment. Compliance with these provisions requires us to invest substantial funds to modify facilities to assure compliance with applicable environmental regulations. A more detailed discussion regarding our compliance with environment regulation can be found in “Business — Environmental Regulation.”

Litigation Matters

We are involved in various legal proceedings that arise from time to time in the ordinary course of doing business. In our opinion, the possibility of a material loss from any of these proceedings is considered to be remote, and we do not expect that the effect of these proceedings will be material to our financial position, results of operations, or cash flow. It is possible, however, that charges related to these matters could be significant to results of operations or cash flows in any one accounting period. A more detailed discussion regarding our most significant litigation matters can be found in “Legal Proceedings.”

Calculation of Non-GAAP Financial Measures

	Parent	Corrugated	Forest	Financial
	Company	Packaging	Products	Services
	(Dollars in millions)

Year 2005
Return:
Operating income or segment operating income determined in accordance with GAAP	$371 (a)	$120	$238	$220
Adjustments for significant unusual items	—	N/A	N/A	N/A

As defined	$371	$120	$238	$220

Investment:
Beginning of year total assets, segment assets or investment in financial services determined in accordance with GAAP	$4,900	$2,459	$1,008	$1,121
Adjustments:
Current liabilities (excluding current portion of long-term debt)	(510)	(323)	(71)	N/A
Assets held for sale	(34)	N/A	N/A	N/A
Municipal bonds related to capital leases included in other assets	(188)	N/A	N/A	N/A

As defined	$4,168	$2,136	$937	$1,121

ROI	8.9%	5.6%	25.4%	19.6%

Year 2004
Return:
Operating income or segment operating income determined in accordance with GAAP	$349 (a)	$96	$215	$207
Adjustments for significant unusual items	—	N/A	N/A	N/A

As defined	$349	$96	$215	$207

Investment:
Beginning of year total assets, segment assets or investment in financial services determined in accordance with GAAP	$4,862	$2,374	$1,035	$1,123
Adjustments:
Current liabilities (excluding current portion of long-term debt)	(503)	(319)	(57)	N/A
Assets held for sale	(50)	N/A	N/A	N/A
Municipal bonds related to capital leases included in other assets	(188)	N/A	N/A	N/A

As defined	$4,121	$2,055	$978	$1,123

ROI	8.5%	4.7%	22.0%	18.4%

Year 2003
Return
Operating income or segment operating income determined in accordance with GAAP	$53 (a)	$18	$67	$186
Adjustments for significant unusual items	—	N/A	N/A	N/A

As defined	$53	$18	$67	$186

Investment:
Beginning of year total assets, segment assets or investment in financial services determined in accordance with GAAP	$5,188	$2,555	$1,132	$1,178
Adjustments:
Current liabilities (excluding current portion of long-term debt)	(488)	(306)	(65)	N/A
Assets held for sale	(78)	N/A	N/A	N/A
Municipal bonds related to capital leases included in other assets	(188)	N/A	N/A	N/A

As defined	$4,434	$2,249	$1,067	$1,178

ROI	1.2%	0.8%	6.3%	15.8%

(a)	Net of expenses not allocated to segments of $207 million in 2005, $169 million in 2004, and $218 million in 2003.

Statistical and Other Data

Parent Company

Revenues and unit sales of our manufacturing segments, excluding joint venture operations follows:

	For the Year
	2005	2004	2003
	(Dollars in millions)

Revenues
Corrugated Packaging
Corrugated packaging	$2,728	$2,625	$2,509
Linerboard	91	111	191

Total	$2,819	$2,736	$2,700

Forest Products
Pine lumber(a)	$312	$295	$240
Particleboard	195	182	143
Medium density fiberboard	87	111	93
Gypsum wallboard	143	110	75
Fiberboard	83	77	71
Other	211	196	179

Total	$1,031	$971	$801

Unit sales
Corrugated Packaging
Corrugated packaging, thousands of tons	3,437	3,366	3,206
Linerboard, thousands of tons	264	320	574

Total, thousands of tons	3,701	3,686	3,780

Forest Products
Pine lumber, million board feet(a)	777	769	761
Particleboard, million square feet	640	595	598
Medium density fiberboard, million square feet	202	254	228
Gypsum wallboard, million square feet	859	766	643
Fiberboard, million square feet	431	407	434

(a)	We have reclassified some prior year revenue and unit sales to conform to this year’s classification

Financial Services

Information regarding our financial services segment follows:

	For the Year
	2005	2004	2003

Ratio information
Return on assets
Before tax(a)	1.32%	1.21%	1.03%
After tax(c)	0.82%	0.63%	0.64%
Return on equity
Before tax(b)	18.74%	18.21%	15.90%
After tax(d)	11.63%	9.57%	9.91%
Dividend payout ratio(e)	18%	96%	143%
Equity to assets ratio(f)	7.06%	6.62%	6.50%

(a)	Segment operating income divided by average total assets

(b)	Segment operating income divided by average equity

(c)	Net income divided by average total assets

(d)	Net income divided by average equity

(e)	Dividends paid to the parent company divided by net income

(f)	Average equity divided by average assets

Average balances, interest income and expense, and rates by major balance sheet categories were:

	For the Year
	2005			2004			2003
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in millions)

ASSETS
Cash equivalents	$139	$1	0.74%	$167	$3	1.50%	$162	$3	1.60%
Securities	4,932	209	4.24%	5,627	222	3.95%	5,275	218	4.14%
Loans(a)(b)	9,934	574	5.78%	9,504	460	4.84%	9,625	453	4.71%
Loans held for sale	350	16	4.49%	618	33	5.33%	1,042	54	5.18%

Total earning assets	15,355	$800	5.21%	15,916	$718	4.51%	16,104	$728	4.52%
Other assets	1,249			1,268			1,945

Total assets	$16,604			$17,184			$18,049

LIABILITIES AND EQUITY
Interest bearing deposits:
Transaction:
Interest bearing demand	$3,697	$51	1.38%	$4,466	$51	1.13%	$4,038	$46	1.13%
Savings deposits	235	2	0.70%	247	2	0.72%	238	2	0.86%
Time (certificates of deposit)	4,407	136	3.10%	3,579	89	2.51%	4,488	134	2.99%

Total interest bearing deposits	8,339	189	2.27%	8,292	142	1.71%	8,764	182	2.08%

Federal Home Loan Bank borrowings	5,375	187	3.49%	5,128	138	2.69%	3,685	119	3.23%
Securities sold under repurchase agreements	144	4	2.63%	1,155	15	1.31%	2,415	29	1.22%
Other debt	208	13	6.06%	217	10	4.76%	199	10	4.86%
Preferred stock issued by subsidiaries	307	17	5.44%	307	12	3.87%	307	11	3.67%

Total borrowings	6,034	221	3.66%	6,807	175	2.57%	6,606	169	2.56%

Total interest bearing liabilities	14,373	$410	2.85%	15,099	$317	2.10%	15,370	$351	2.29%
Noninterest bearing demand deposits	699			507			331
Other liabilities	359			440			1,175
Shareholder’s equity	1,173			1,138			1,173

Total liabilities and equity	$16,604			$17,184			$18,049

Net interest income/margin		$390	2.54%		$401	2.51%		$377	2.34%

(a)	Includes nonaccruing loans

(b)	Interest includes recognized loan fees of $27 million in 2005, $27 million in 2004, and $28 million in 2003

Changes in net interest income attributable to changes in volume and rates were:

	2005 Compared with 2004			2004 Compared with 2003
	Increase (Decrease) Due To			Increase (Decrease) Due To
	Volume	Rate	Total	Volume	Rate	Total
	(In millions)

Interest income:
Cash equivalents	$(1)	$(1)	$(2)	$—	$—	$—
Securities	(29)	16	(13)	(12)	16	4
Loans	21	93	114	(6)	13	7
Loans held for sale	(12)	(5)	(17)	(22)	1	(21)

Total interest income	(21)	103	82	(40)	30	(10)
Interest expense:
Deposits:
Transaction:
Interest bearing demand	(10)	10	—	5	—	5
Savings deposits	—	—	—	—	—	—
Time (certificates of deposit)	23	24	47	(25)	(20)	(45)

Total interest on deposits	13	34	47	(20)	(20)	(40)
Federal Home Loan Bank Borrowings	7	42	49	41	(22)	19
Securities sold under repurchase agreements	(19)	8	(11)	(16)	2	(14)
Other debt	—	3	3	—	—	—
Preferred stock issued by subsidiaries	—	5	5	—	1	1

Total interest expense	1	92	93	5	(39)	(34)

Net interest income	$(22)	$11	$(11)	$(45)	$69	$24

The loan portfolio consists of:

	At Year-End
	2005	2004	2003	2002	2001
	(In millions)

Single-family mortgage	$3,112	$3,560	$3,255	$2,470	$1,987
Single-family mortgage warehouse	757	580	387	522	547
Single-family construction	1,665	1,303	889	1,004	991
Multifamily and senior housing	1,469	1,454	1,769	1,858	1,927

Total residential housing	7,003	6,897	6,300	5,854	5,452
Commercial real estate	758	709	1,015	1,891	2,502
Commercial and business	843	746	585	740	819
Energy lending	756	717	562	420	116
Asset-based lending and leasing	395	428	499	696	842
Consumer and other	164	206	176	199	255

Total loans	9,919	9,703	9,137	9,800	9,986
Less allowance for loan losses	(74)	(85)	(111)	(132)	(139)

Loans receivable, net	$9,845	$9,618	$9,026	$9,668	$9,847

Construction and commercial and business loans by maturity date at year-end 2005 were:

							Commercial and
							Business,
							Energy, and
							Asset-Based
	Single-Family		Multifamily and		Commercial Real		Lending and
	Construction		Senior Housing		Estate		Leasing
	Variable	Fixed	Variable	Fixed	Variable	Fixed	Variable	Fixed
	Rate	Rate	Rate	Rate	Rate	Rate	Rate	Rate	Total
	(In millions)

Due within one year	$1,248	$117	$1,099	$44	$632	$—	$1,132	$19	$4,291
After one but within five years	221	79	224	8	119	5	742	14	1,412
After five years	—	—	58	36	2	—	79	8	183

	$1,469	$196	$1,381	$88	$753	$5	$1,953	$41

Total	$1,665		$1,469		$758		$1,994		$5,886

Changes in our allowance for loan losses and summary of nonaccrual and other loans were:

	For the Year
	2005	2004	2003	2002	2001
	(In millions)

Balance at beginning of year	$85	$111	$132	$139	$118
Charge-offs:
Single-family mortgage	(2)	—	(1)	—	—
Multifamily and senior housing	(1)	(3)	—	(11)	—

Total residential housing loans	(3)	(3)	(1)	(11)	—
Commercial real estate	—	(6)	(11)	—	—
Commercial and business	(11)	(2)	(2)	(31)	(18)
Asset-based lending and leasing	(9)	(1)	(57)	(10)	(10)
Consumer and other	—	(3)	(2)	(2)	(3)

Total charge-offs	(23)	(15)	(73)	(54)	(31)
Recoveries:
Single-family mortgage warehouse	—	1	4	1	3
Multifamily and senior housing	2	—	—	3	—

Total residential housing loans	2	1	4	4	3
Commercial real estate	1	1	—	—	—
Commercial and business	1	—	—	—	—
Asset-based lending and leasing	1	5	5	2	—
Consumer and other	—	1	—	1	1

Total recoveries	5	8	9	7	4

Net charge-offs	(18)	(7)	(64)	(47)	(27)
Provision (credit) for loan losses	7	(12)	43	40	46
Acquisitions and bulk purchases of loans, net of adjustments	—	—	—	—	2
Transfer to reserve for unfunded credit commitments	—	(7)	—	—	—

Balance at end of year	$74	$85	$111	$132	$139

Nonaccrual loans	$35	$50	$65	$126	$166
Accruing loans past-due 90 days or more	8	1	3	7	—
Net charge-offs as a percentage of average loans outstanding	0.21%	0.07%	0.66%	0.48%	0.25%

The allowance for loan losses by loan category was:

	2005		2004		2003		2002		2001
		Category		Category		Category		Category		Category
		as a %		as a %		as a %		as a %		as a %
		of		of		of		of		of
		Total		Total		Total		Total		Total
	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans
	(Dollars in millions)

Single-family mortgage	$9	31%	$8	37%	$7	36%	$7	26%	$8	20%
Single-family mortgage warehouse	1	8%	1	6%	1	4%	1	5%	3	5%
Single-family construction	9	17%	10	13%	6	10%	7	10%	6	10%
Multifamily and senior housing	11	15%	15	15%	28	19%	38	19%	42	19%

Total residential	30	71%	34	71%	42	69%	53	60%	59	54%
Commercial real estate	5	8%	8	7%	18	11%	18	19%	19	25%
Commercial and business	7	8%	7	8%	10	13%	12	12%	14	9%
Energy lending	3	7%	3	7%	—	—	—	—	—	—
Asset-based lending and leasing	8	4%	9	5%	9	5%	23	7%	21	9%
Consumer and other	—	2%	1	2%	1	2%	2	2%	2	3%
Not allocated	21	—	23	—	31	—	24	—	24	—

Total	$74	100%	$85	100%	$111	100%	$132	100%	$139	100%

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our current level of interest rate risk is primarily due to the lending and funding activities of our financial services segment. The following table illustrates the estimated effect on our pre-tax income of immediate, parallel and sustained shifts in interest rates for the next 12-months at year-end 2005, with comparative year-end 2004 information. This estimate considers the effects of changing prepayment speeds, repricing characteristics and average balances over the next 12 months.

	Increase (Decrease) in Income Before Taxes
	At Year-End 2005		At Year-End 2004
Change in	Parent	Financial	Parent	Financial
Interest Rates	Company	Services	Company	Services
	(In millions)

+2%	$—	$(31)	$1	$(21)
+1%	—	(12)	—	(1)
−1%	—	(20)	—	(34)
−2%	—	(49)	n/a	n/a

We did not present a two percent interest rate decrease scenario at year-end 2004 because of the then current low interest rate environment. The analysis assumes that debt reductions from contractual payments will be replaced with short-term variable rate debt. However, that may not be the financing alternative we choose to follow.

Parent company interest rate risk is related to our long-term debt and our interest rate swaps. Because parent company debt is primarily fixed rate, interest rate changes are not expected to affect earnings significantly. However, interest rate changes will affect the value of the interest rate swap agreements (currently $50 million notional amount). We believe that any changes in value would not be significant.

Our financial services segment is subject to interest rate risk to the extent interest earning assets and interest bearing liabilities repay or reprice at different times or in differing amounts or both. Our financial services segment interest rate sensitivity has changed from year-end 2004 due principally to balance sheet growth in mortgage assets, primarily Option ARMs that reset monthly to an index that lags market rate movements, the purchase of which was funded with short-term borrowings. Also contributing to the change in sensitivity is a shorter maturity profile on our certificate of deposit portfolio.

Foreign Currency Risk

We do not have significant exposure to foreign currency fluctuations on our financial instruments because most of these instruments are denominated in U.S. dollars.

Commodity Price Risk

From time to time we use commodity derivative instruments to mitigate our exposure to changes in product pricing and manufacturing costs. These instruments cover a small portion of our volume and range in duration from three months to three years. Considering the fair value of these instruments at year-end 2005, we believe the potential loss in fair value resulting from a hypothetical ten percent change in the underlying commodity prices would not be significant.

Item 8.	Financial Statements and Supplementary Data

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Temple-Inland, is responsible for establishing and maintaining adequate internal control over financial reporting. Management has designed our internal control over financial reporting to provide reasonable assurance that our published financial statements are fairly presented, in all material respects, in conformity with generally accepted accounting principles.

Management is required by paragraph (c) of Rule 13a-15 of the Securities Exchange Act of 1934, as amended, to assess the effectiveness of our internal control over financial reporting as of the end of each fiscal year. In making this assessment, management used the Internal Control — Integrated Framework issued in July 1994 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Management conducted the required assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year. Based upon this assessment, management believes that our internal control over financial reporting is effective as of year-end 2005.

Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this Form 10-K, has audited management’s assessment of internal control over financial reporting. Their attestation report on that assessment follows this report of management.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Temple-Inland Inc.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Temple-Inland Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Temple-Inland Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Temple-Inland Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Temple-Inland Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Temple-Inland Inc. and subsidiaries as of December 31, 2005 and January 1, 2005 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 and our report dated March 3, 2006 expressed an unqualified opinion thereon.

Ernst & Young LLP

Austin, Texas
March 3, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Temple-Inland Inc.:

We have audited the accompanying consolidated balance sheets of Temple-Inland Inc. and subsidiaries as of December 31, 2005 and January 1, 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Temple-Inland Inc. and subsidiaries at December 31, 2005 and January 1, 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the Consolidated Financial Statements, in 2005 the Company changed its method of accounting for certain inventories.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Temple-Inland Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2006 expressed an unqualified opinion thereon.

Ernst & Young LLP

Austin, Texas
March 3, 2006

TEMPLE-INLAND INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	At Year-End 2005
	Parent	Financial
	Company	Services	Consolidated
	(In millions)

ASSETS
Cash and cash equivalents	$3	$441	$444
Trade receivables, net of allowance for doubtful accounts of $14	411	—	411
Inventories	425	—	425
Timber and timberland	498	—	498
Loans held for sale	—	280	280
Loans, net of allowance for losses of $74	—	9,845	9,845
Securities available-for-sale	—	654	654
Securities held-to-maturity	—	5,558	5,558
Investment in Federal Home Loan Bank stock	—	300	300
Real estate	—	322	322
Property, premises, and equipment	1,632	194	1,826
Goodwill	236	159	395
Other intangible assets	—	31	31
Prepaid expenses and other assets	452	247	644
Investment in financial services	1,230	—	—

TOTAL ASSETS	$4,887	$18,031	$21,633

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable, accrued expenses and other liabilities	$724	$192	$896
Long-term debt and other borrowings	1,498	211	1,709
Deposits	—	9,201	9,201
Federal Home Loan Bank borrowings	—	6,892	6,892
Deferred income taxes	178	—	143
Pension liability	270	—	270
Postretirement benefits	137	—	137
Preferred stock issued by subsidiaries	—	305	305

TOTAL LIABILITIES	2,807	16,801	19,553

SHAREHOLDERS’ EQUITY
Preferred stock — par value $1 per share: authorized 25,000,000 shares; none issued			—
Common stock — par value $1 per share: authorized 200,000,000 shares; issued 123,605,344 shares, including shares held in the treasury			124
Additional paid-in capital			445
Accumulated other comprehensive loss			(189)
Retained earnings			2,141

			2,521
Cost of shares held in the treasury: 12,630,953 shares			(441)

TOTAL SHAREHOLDERS’ EQUITY			2,080

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY			$21,633

Please read the notes to the consolidated financial statements.

TEMPLE-INLAND INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	At Year-End 2004
	Parent	Financial
	Company	Services	Consolidated
	(In millions)

ASSETS
Cash and cash equivalents	$9	$363	$372
Trade receivables, net of allowance for doubtful accounts of $16	400	—	400
Inventories	431	—	431
Timber and timberland	496	—	496
Loans held for sale	—	510	510
Loans, net of allowance for losses of $85	—	9,618	9,618
Securities available-for-sale	—	841	841
Securities held-to-maturity	—	3,864	3,864
Investment in Federal Home Loan Bank Stock	—	277	277
Real estate	—	307	307
Property, premises, and equipment	1,738	167	1,905
Goodwill	236	146	382
Other intangible assets	—	26	26
Prepaid expenses and other assets	469	321	715
Investment in financial services	1,121	—	—

TOTAL ASSETS	$4,900	$16,440	$20,144

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable, accrued expenses and other liabilities	$740	$340	$1,052
Long-term debt and other borrowings	1,485	206	1,691
Deposits	—	8,964	8,964
Federal Home Loan Bank borrowings	—	4,717	4,717
Securities sold under repurchase agreements	—	787	787
Deferred income taxes	136	—	89
Pension liability	289	—	289
Postretirement benefits	143	—	143
Preferred stock issued by subsidiaries	—	305	305

TOTAL LIABILITIES	2,793	15,319	18,037

SHAREHOLDERS’ EQUITY
Preferred stock — par value $1 per share: authorized 25,000,000 shares; none issued			—
Common stock — par value $1 per share: authorized 200,000,000 shares; issued 122,779,104 shares, including shares held in the treasury			123
Additional paid-in capital			350
Accumulated other comprehensive loss			(192)
Retained earnings			2,067

			2,348
Cost of shares held in the treasury: 10,592,914 shares			(241)

TOTAL SHAREHOLDERS’ EQUITY			2,107

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY			$20,144

Common stock, additional paid-in capital and common shares issued and held in treasury have been adjusted to reflect our two-for-one stock split on April 1, 2005.

Please read the notes to the consolidated financial statements.

TEMPLE-INLAND INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Year
	2005	2004	2003
	(In millions, except per share)

REVENUES
Manufacturing	$3,850	$3,707	$3,501
Financial services	1,038	1,043	1,152

	4,888	4,750	4,653

COSTS AND EXPENSES
Manufacturing	(3,694)	(3,531)	(3,629)
Financial services	(823)	(870)	(971)

	(4,517)	(4,401)	(4,600)

OPERATING INCOME	371	349	53
Parent company interest	(109)	(125)	(135)
Other non-operating income (expense)	—	—	(8)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	262	224	(90)
Income tax (expense) benefit	(86)	(67)	192

INCOME FROM CONTINUING OPERATIONS	176	157	102
Discontinued operations	—	3	—

INCOME BEFORE ACCOUNTING CHANGE	176	160	102
Effect of accounting change	—	—	(1)

NET INCOME	$176	$160	$101

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	112.6	111.4	108.4
Diluted	114.5	112.4	108.4
EARNINGS PER SHARE
Basic:
Income from continuing operations	$1.56	$1.40	$0.94
Discontinued operations	—	0.03	—
Effect of accounting change	—	—	(0.01)

Net income	$1.56	$1.43	$0.93

Diluted:
Income from continuing operations	$1.54	$1.39	$0.94
Discontinued operations	—	0.03	—
Effect of accounting change	—	—	(0.01)

Net income	$1.54	$1.42	$0.93

Weighted average common shares outstanding and earnings per share data have been adjusted to reflect our two-for-one stock split on April 1, 2005.

Please read the notes to the consolidated financial statements.

TEMPLE-INLAND INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year
	2005	2004	2003
	(In millions)

CASH PROVIDED BY (USED FOR) OPERATIONS
Net income	$176	$160	$101
Adjustments:
Depreciation and amortization	249	254	270
Net, amortization and accretion of financial instruments, discounts and premiums	18	58	82
Provision (credit) for credit losses	10	(12)	43
Deferred taxes (benefit)	51	38	(195)
Other non-cash charges and credits, net	50	26	71
Cumulative effect of accounting change	—	—	1
Other	19	73	67
Changes in:
Receivables	(16)	(45)	(8)
Inventories	—	(52)	47
Prepaid expenses and other	2	(6)	(9)
Accounts payable and accrued expenses	(9)	—	30
Loans held for sale:
Originations	(2,379)	(6,898)	(12,955)
Sales	2,595	6,920	13,447
Collections on loans serviced for others, net	(122)	(32)	(77)

	644	484	915

CASH PROVIDED BY (USED FOR) INVESTING
Capital expenditures	(265)	(264)	(170)
Sale of non-strategic assets and operations	45	66	69
Securities available-for-sale, net	180	285	576
Securities held-to-maturity, net	(1,627)	817	(1,164)
Loans originated or acquired, net of principal collected	(310)	(644)	453
Proceeds from sale of loans and mortgage servicing rights	47	51	67
Branch acquisitions	—	148	—
Acquisitions, net of cash acquired, and joint ventures	(26)	(20)	(10)
Other	(6)	45	4

	(1,962)	484	(175)

CASH PROVIDED BY (USED FOR) FINANCING
Additions to debt	530	375	978
Payments of debt	(1,264)	(999)	(1,240)
Borrowings under accounts receivable securitization facility, net	15	(15)	39
Payment of other long-term liabilities	—	(64)	—
Deposits, net	238	113	(500)
Repurchase agreements and short-term borrowings, net	2,126	(308)	(2)
Cash dividends paid to shareholders	(102)	(136)	(73)
Repurchase of common stock	(527)	—	—
Exercise of stock options	48	62	13
Settlement of equity purchase contracts	345	—	—
Other	(21)	1	(6)

	1,388	(971)	(791)

Discontinued operations, principally operating activities	2	(24)	(5)

Net increase (decrease) in cash and cash equivalents	72	(27)	(56)
Cash and cash equivalents at beginning of year	372	399	455

Cash and cash equivalents at end of year	$444	$372	$399

Please read the notes to the consolidated financial statements.

TEMPLE-INLAND INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Accumulated
			Other
			Comprehensive
	Common	Paid-In	Income	Retained	Treasury
	Stock	Capital	(Loss)	Earnings	Stock	Total
			(In millions)

Balance at beginning of year 2003 as originally reported	$61	$368	$(136)	$2,000	$(344)	$1,949
Effect of two-for-one stock split	62	(62)	—	—	—	—
Effect of change in method of accounting for inventories	—	—	—	15	—	15

Balance at beginning of year 2003, as adjusted	123	306	(136)	2,015	(344)	1,964
Comprehensive income, net of tax:
Net income, as adjusted	—	—	—	101	—	101
Unrealized gains on securities	—	—	(5)	—	—	(5)
Minimum pension liability	—	—	(38)	—	—	(38)
Foreign currency translation adjustment	—	—	(6)	—	—	(6)
Derivative financial instruments	—	—	—	—	—	—

Comprehensive income for the year 2003, as adjusted						52

Dividends paid on common stock — $0.68 per share	—	—	—	(73)	—	(73)
Share-based compensation — 1,053,022 shares	—	6	—	—	24	30
Exercise of stock options — 528,744 shares	—	1	—	—	12	13
Reclassification of deferred compensation	—	2	—	—	—	2

Balance at year-end 2003, as adjusted	$123	$315	$(185)	$2,043	$(308)	$1,988

Comprehensive income, net of tax:
Net income, as adjusted	—	—	—	160	—	160
Unrealized gains on securities	—	—	(5)	—	—	(5)
Minimum pension liability	—	—	(5)	—	—	(5)
Foreign currency translation adjustment	—	—	—	—	—	—
Derivative financial instruments	—	—	3	—	—	3

Comprehensive income for the year 2004, as adjusted						153

Dividends paid on common stock — $1.22 per share	—	—	—	(136)	—	(136)
Share-based compensation — 632,338 shares	—	21	—	—	14	35
Exercise of stock options — 2,359,568 shares	—	9	—	—	53	62
Tax benefit from exercise of stock options	—	5	—	—	—	5

Balance at year-end 2004, as adjusted	$123	$350	$(192)	$2,067	$(241)	$2,107

Comprehensive income, net of tax:
Net income	—	—	—	176	—	176
Unrealized gains on securities	—	—	(3)	—	—	(3)
Minimum pension liability	—	—	3	—	—	3
Foreign currency translation adjustment	—	—	4	—	—	4
Derivative financial instruments	—	—	(1)	—	—	(1)

Comprehensive income for the year 2005						179

Dividends paid on common stock — $0.90 per share	—	—	—	(102)	—	(102)
Share-based compensation — 578,774 shares	—	13	—	—	19	32
Exercise of stock options — 1,833,688 net shares	—	—	—	—	48	48
Tax benefit from exercise of stock options	—	7	—	—	—	7
Settlement of equity purchase contracts — 10,875,739 shares	1	75	—	—	269	345
Repurchase of common stock — 14,500,000 shares	—	—	—	—	(536)	(536)

Balance at year-end 2005	$124	$445	$(189)	$2,141	$(441)	$2,080

Please read the notes to the consolidated financial statements.

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies

Basis of Presentation

Our consolidated financial statements are our primary financial statements and include the accounts of Temple-Inland, our manufacturing and financial services subsidiaries and beginning in 2004, variable interest entities of which we are the primary beneficiary. We also present, as an integral part of the consolidated financial statements, summarized financial statements of Temple-Inland and our manufacturing subsidiaries, which we refer to as the parent company summarized financial statements, and summarized financial statements of our financial services subsidiaries as well as the significant accounting policies unique to each. We do so to provide a clearer presentation of our different businesses and because almost all of the net assets invested in financial services are subject to regulatory rules and restrictions including restrictions on the payment of dividends to the parent company. As a result, all consolidated assets are not available to satisfy all consolidated liabilities.

You should read our parent company summarized financial statements and financial services summarized financial statements along with these consolidated financial statements.

We prepare our financial statements in accordance with generally accepted accounting principles, which require us to make estimates and assumptions about future events. Actual results can, and probably will, differ from those we currently estimate. We eliminate all material intercompany accounts and transactions. We account for our investment in other entities in which we have significant influence over operations and financial policies using the equity method.

Our fiscal year ends on the Saturday closest to December 31, which from time to time means that a fiscal year will include 53 weeks instead of 52 weeks. Fiscal year 2005, which ended on December 31, 2005, had 52 weeks. Fiscal year 2004, which ended on January 1, 2005, had 52 weeks. Fiscal year 2003, which ended on January 3, 2004, had 53 weeks. The additional week in 2003 did not have a significant effect on earnings or financial position. For regulatory reasons, our financial services subsidiaries’ fiscal years end on December 31.

We translate the balance sheets of our international operations where the functional currency is other than the U.S. dollar into U.S. dollars at year-end exchange rates. We include adjustments resulting from financial statement translation in other comprehensive income. For our other international operations where the functional currency is the U.S. dollar, we translate inventories and property, plant and equipment values at the historical rate of exchange, while we translate other assets and liabilities at year-end exchange rates. We include translation adjustments for these operations, which are not significant, in earnings. We translate income and expense items into U.S. dollars at average rates of exchange prevailing during the year. We include gains and losses resulting from foreign currency transactions, which are not significant, in earnings.

We have reclassified some prior year amounts to conform to this year’s classifications.

Cash and Cash Equivalents

Cash and cash equivalents include cash and other short-term instruments with original maturities of three months or less.

Capitalized Software

We capitalize purchased software costs as well as the direct internal and external costs associated with software we develop for our own use. We amortize these capitalized costs using the straight-line method over estimated useful lives ranging from three to seven years. The carrying value of capitalized software was $49 million at year-end 2005 and $54 million at year-end 2004 and is included in other assets. The amortization of these capitalized costs was $21 million in 2005, $23 million in 2004, and $25 million in 2003 and is included in cost of sales, general and administrative expense, and noninterest expense.

Derivatives

We use, from time to time and then only to a limited degree, derivative instruments to mitigate our exposure to risks associated with changes in product pricing, manufacturing costs, and interest rates related to

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

borrowings and investments in securities, as well as mortgage origination activities. We do not enter into derivatives for trading purposes. We defer and include in other comprehensive income changes in the fair value of derivative instruments designated as cash flow hedges until the hedged transactions are completed. At that time, we recognize these deferred gains or losses in income. We recognize the ineffective portion of these hedges, which is not significant, in income. We recognize changes in the fair value of derivative instruments designated as fair value hedges in income, as well as changes in the fair value of the hedged item. We recognize changes in the fair value of derivative instruments that are not designated as hedges in other non-operating income (expense). We include the carrying value of derivative instruments in other assets and other liabilities.

Derivative financial instruments are designated and documented as hedges at the inception of the contract and on an ongoing basis. We assess and measure the effectiveness of derivative instruments, using correlation ratios, at inception and on an ongoing basis. If a derivative instrument ceases to be highly effective as a hedge, we stop using hedge accounting. If the derivative instrument is terminated or settled prior to the expected maturity or realization of the underlying item, we stop using hedge accounting.

Fair Value of Financial Instruments

In the absence of quoted market prices, we estimate the fair value of financial instruments. Our estimates are affected by the assumptions we make, including the discount rate and estimates of the amount and timing of future cash flows. Where these fair values approximate carrying value, no separate disclosure of fair value is shown.

Goodwill and Other Intangible Assets

We do not amortize goodwill and other indefinite lived intangible assets. Instead, we measure these assets for impairment based on estimated fair values at least annually or more frequently if impairment indicators exist. We perform the annual impairment measurement as of the beginning of the fourth quarter of each year. Intangible assets with finite useful lives are amortized over their estimated lives.

Impairment of Long-Lived Assets

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

Income Taxes

We provide deferred income taxes using current tax rates for temporary differences between the financial accounting carrying value of assets and liabilities and their tax accounting carrying values.

Share-Based Compensation

We expense the fair value of shares awarded under our restricted stock and performance and phantom stock plans over the vesting period. We determine fair value based on the market value of our common stock on the date of grant. Awards based on the market value of our common stock but settled in cash are included in other liabilities and are periodically marked to market with a corresponding offset to share-based compensation expense.

Beginning January 2003, we voluntarily adopted the prospective transition method of accounting for share-based compensation contained in SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123. The principal effect of adopting the prospective transition method is that the fair value of stock options granted in 2003 and thereafter is charged to expense

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

over the option-vesting period. As a result of the adoption of this prospective transition method, 2003 net income was reduced by $1 million or less than $0.02 per share. We include share-based compensation expense in general and administrative expense for our manufacturing segments and noninterest expense for our financial services segments.

Prior to 2003, we used the intrinsic value method in accounting for stock options. As a result, no share-based compensation expense related to stock options is reflected in prior years’ net income, as all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Therefore, the cost related to share-based compensation recognized in net income for 2005, 2004, and 2003 is less than would have been recognized if the fair value method had been applied to all stock options granted. The following table illustrates the effect on net income and earnings per share as if the fair value method had been applied to all stock options granted.

	For the Year
	2005	2004	2003
	(In millions, except per share)

Net income, as reported	$176	$160	$101
Add: Share-based compensation expense, net of related tax effects, included in the determination of reported net income*	19	20	21
Deduct: Total share-based compensation expense, net of related tax effects, determined under the fair value based method for all awards*	(23)	(27)	(31)

Pro forma net income	$172	$153	$91

Earnings per share, adjusted to reflect our two-for-one stock split on April 1, 2005:
Basic, as reported	$1.56	$1.43	$0.93
Basic, pro forma	$1.53	$1.37	$0.84
Diluted, as reported	$1.54	$1.42	$0.93
Diluted, pro forma	$1.50	$1.36	$0.84

*	Includes treasury stock contributions to fulfill our obligation for matching contributions to our 401(k) plans of $3 million in 2005 and $12 million in 2004, net of related tax effects.

We estimated the fair value of the options granted in 2005, 2004, and 2003 using the Black-Scholes-Merton option-pricing model and the following assumptions:

	For the Year
	2005	2004	2003

Expected dividend yield	2.3%	2.9%	2.5%
Expected stock price volatility	28.2%	28.8%	29.3%
Risk-free interest rate	4.2%	4.4%	3.9%
Expected life of options	8.0 years	8.0 years	8.0 years
Weighted average estimated fair value of options granted	$11.15	$8.34	$6.20

Please read Pending Accounting Pronouncements for further information about accounting for share-based compensation beginning in 2006.

Asset Retirement Obligations and Environmental Obligations

Beginning January 2003, we adopted SFAS No. 143, Accounting for Asset Retirement Obligations. This statement requires the recognition of legal obligations associated with the retirement of long-lived assets when the obligation is incurred. At that time, we record the estimated present value of the retirement obligation and increase the carrying value of the long-lived asset by a like amount. Over time, we accrete or increase the liability to its settlement value and we depreciate or decrease the asset to zero. When we settle the obligation we recognize a gain or loss for any difference between the settlement amount and the then recorded obligation.

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effect of adopting this statement was to increase other long-term liabilities by $4 million for the estimated present value of the retirement obligation, increase property, plant and equipment by $3 million for the unamortized present value of the retirement obligation, and to reduce 2003 net income by $1 million or less than $0.01 per share for the cumulative effect of adoption. At year-end 2005, we adopted FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations an interpretation of FASB Statement No. 143. This interpretation clarified that the term “conditional asset retirement obligation” refers to a legal obligation to perform an asset retirement obligation in which the timing and/or method of settlement are conditional on future events that may or may not be within our control. As a result, even though the timing and/or method of settlement may be uncertain, the retirement obligation should be recognized if it can be reasonably estimated. The effect on earnings and financial position of adopting this interpretation was not significant.

Our asset retirement obligations consist principally of costs to remediate landfills we operate and of costs to reforest leased timberlands. The present value of these asset retirement obligations was $15 million at year-end 2005 and $12 million at year-end 2004 and is included in other long-term liabilities. In 2005, we revised our estimate of cost to reforest leased timberlands and as a result increased the present value of the retirement obligation by $3 million with a corresponding increase in timber and timberlands. Accretion expense in 2005 was not significant.

Many of our manufacturing facilities contain asbestos and lead paint. We are currently not required to remove any of these materials, but we could be required to do so in the future if we were to demolish or undertake major renovations of these facilities. At this time, we have no such plans, which makes it impractical to estimate the fair value of any related asset retirement obligations. Accordingly, a liability has not been recognized for these asset retirement obligations.

In addition, we record environmental remediation liabilities on an undiscounted basis when environmental assessments or remediation are probable and we can reasonably estimate the cost. We adjust these liabilities as further information is obtained or circumstances change. Accrued remediation liabilities were $5 million at year-end 2005 and $12 million at year-end 2004 and are included in accrued liabilities, and another $3 million at year-end 2005 are included in liabilities of discontinued operations.

Guarantees

Beginning January 2003, we adopted FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements, Including Indirect Guarantees of Indebtedness of Others an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34. This interpretation established standards for the recognition of a liability for the fair value of guarantor’s obligations and the disclosure of additional information about guarantees. The effect on earnings and financial position of adopting this interpretation was not significant.

Liabilities and Equity Instruments

In third quarter 2003, we adopted SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement requires that certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity be classified and measured as liabilities. The effect on earnings and financial position of adopting this statement was not significant. Provisions of this statement that address the accounting for certain mandatorily redeemable non-controlling interests have been deferred indefinitely pending further FASB action. The deferred provisions would principally affect the way we account for minority interests in partnerships we control; the classification of such interests as liabilities, which we presently do; and accounting for changes in the fair value of the minority interest by a charge to earnings, which we currently do not do. While the effect of the deferred provisions would be dependent on the changes in the fair value of the partnerships’ net assets, it is possible that the future effects could be significant. Because the minority interests are not readily marketable, it is difficult to determine their fair value. However, we believe the difference between the carrying value of the minority interests and their estimated fair value was not significant at year-end 2005 or 2004.

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Variable Interest Entities

In first quarter 2004, we adopted FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities an Interpretation of ARB No. 51. This interpretation provides guidance for determining whether an entity is a variable interest entity and which beneficiary of the variable interest entity, if any, should consolidate the variable interest entity. The effect on earnings or financial position of adopting this interpretation was not significant.

Change in Method of Accounting For Certain Inventories

In first quarter 2005, we changed our method of accounting for our corrugated packaging inventories from the LIFO method to the average cost method, which approximates FIFO. As a result of our ongoing efforts to reduce costs permanently and increase asset utilization, we believe the average cost method is preferable because it will: (i) increase the transparency of our financial reporting through a more balanced income statement and balance sheet presentation; (ii) result in the valuation of all of our inventories at current cost in our financial statements; and (iii) conform all of our inventories to a single method of accounting.

As required by generally accepted accounting principles, we have adjusted the balance sheet to reflect the retrospective application of the average cost method as follows:

	Inventories		Deferred Income Taxes		Retained Earnings
	As Originally	As	As Originally	As	As Originally	As
	Reported	Adjusted	Reported	Adjusted	Reported	Adjusted
	(In millions)

Year-end 2004	$406	$431	$79	$89	$2,052	$2,067
Year-end 2003	$330	$366	$7	$23	$2,023	$2,043

As required by generally accepted accounting principles, we have also adjusted prior year’s segment operating results and income statements to reflect the retrospective application of the average cost method as follows:

	Corrugated Packaging		Income From
	Segment Operating Income		Continuing Operations		Per Diluted Share
	As Originally	As	As Originally	As	As	As
	Reported	Adjusted	Reported	Adjusted	Reported	Adjusted
	(In millions, except per share)

Year 2004	$105	$96	$162	$157	$1.44	$1.39
Year 2003	11	18	97	102	0.89	0.94

Pending Accounting Pronouncements

The Financial Accounting Standards Board has issued SFAS No. 123 (revised December 2004), Share-Based Payment, which requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on their estimated fair value; SFAS No. 151, Inventory Cost, an amendment of ARB No. 43, Chapter 4, which clarifies accounting for abnormal inventory costs and allocation of fixed production overhead costs; and SFAS No. 154, Accounting Changes and Error Corrections, which provides guidance on accounting and reporting of changes in accounting principles and corrections of errors. These statements will be effective for us beginning first quarter 2006.

We do not expect that the adoption of these statements will have a significant effect on our earnings or financial position. The effects of SFAS No. 123R will be significantly mitigated because we already charge to expense, generally over the vesting period, the fair value of employee stock options granted in 2003, 2004, and 2005. Also we intend to adopt this statement using the modified prospective application method, which we will apply only to new awards, modification of existing awards, or unvested awards. However, upon adoption, we will be required to charge to expense the cost of new or modified awards over a period generally shorter than we have been using because many of our awards provide for accelerated or continued vesting

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

when the employee is eligible for retirement. In addition, this statement requires that any tax benefits realized as a result of the exercise of employee stock options be reflected as a financing cash flow instead of an operating cash flow. We have classified as an operating cash flow $7 million in 2005 and $5 million in 2004 of tax benefits attributable to the exercise of employee stock options.

Note 2 —	Capital Stock

We have adjusted the financial statements and related notes and share and per share information for all years presented to reflect the two-for-one stock split on April 1, 2005.

In May 2005, we completed our obligations under the equity purchase contracts we issued in conjunction with the May 2002 offering of Upper DECSSM units. As a result, we issued 10.9 million shares of common stock based on an applicable price of $31.72 per share (0.8 million shares in February 2005 and 10.1 millions shares in May 2005) and received $345 million in cash.

In 2005, we repurchased 14.5 million shares of common stock for $536 million, including $9 million included in other current liabilities that we settled after year end. We repurchased 2.5 million shares under an August 5, 2005 Board of Directors’ authorization to repurchase up to 6 million shares and we repurchased 12 million shares under a February 4, 2005 Board of Directors’ authorization to repurchase up to 12 million shares. The repurchased shares were added to treasury stock at an average cost of $36.93 per share.

Pursuant to the Shareholder Rights Plan, each share of common stock outstanding is coupled with one-quarter of a preferred stock purchase right (Right). Each Right entitles our shareholders to purchase, under certain conditions, one one-hundredth of a share of newly issued Series A Junior Participating Preferred Stock at an exercise price of $200. Rights will be exercisable only if someone acquires beneficial ownership of 20 percent or more of our common shares or commences a tender or exchange offer, upon consummation of which they would beneficially own 25 percent or more of our common shares. We will generally be entitled to redeem the Rights at $0.01 per Right at any time until the 10th business day following public announcement that a 20 percent position has been acquired. The Rights will expire on February 20, 2009.

Please read Note 6 for information about additional shares of common stock that could be issued under terms of our share-based compensation programs.

Note 3 —	Fair Value of Financial Instruments

Carrying value and the estimated fair value of our financial instruments are:

	At Year-End
	2005		2004
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In millions)

Financial assets
Loans receivable	$9,845	$9,804	$9,618	$9,629
Securities held-to-maturity	5,558	5,512	3,864	3,865
Financial liabilities
Deposits	$9,201	$9,172	$8,964	$8,962
FHLB borrowings	6,892	6,856	4,717	4,719
Fixed-rate long-term debt	1,484	1,534	1,437	1,646
Other off-balance sheet instruments
Commitments to extend credit	$(7)	$(7)	$(7)	$(7)

Differences between carrying value and fair value are primarily due to instruments that provide fixed interest rates or contain fixed interest rate elements. Inherently, such instruments are subject to fluctuations in fair value due to subsequent movements in interest rates. The fair value of securities held-to-maturity and off-balance-sheet instruments are based on quoted market prices where available or on financial models using

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

market-based inputs. We value other financial instruments using expected cash flows, discounted using rates that represent current rates for similar instruments. We excluded all other financial instruments from the table because they are either carried at fair value or have fair values that approximate their carrying amount due to their short-term nature.

At year-end 2005, we had guaranteed joint venture obligations principally related to fixed-rate debt instruments totaling $104 million. The estimated fair value of these guarantees is not significant.

Note 4 —	Income Taxes

Income tax (expense) benefit on income from continuing operations consist of:

	For the Year
	2005	2004	2003
	(In millions)

Current tax provision:
U.S. Federal	$(18)	$(6)	$46
State and other	(9)	(9)	(7)

	(27)	(15)	39

Deferred tax provision:
U.S. Federal	(58)	(51)	150
State and other	(1)	(1)	3

	(59)	(52)	153

Income tax (expense) benefit	$(86)	$(67)	$192

Income taxes (paid) refunded, net	$(44)	$(1)	$39

In 2005, we recognized a one-time tax benefit of $16 million as a result of the sale of our Pembroke, Canada MDF facility. In 2004, the Internal Revenue Service concluded its examination of our tax returns for the years 1997 through 2000, and we resolved several state income tax examinations. In 2003, the Internal Revenue Service concluded its examination of our tax returns through 1996, including matters related to net operating losses and minimum tax credit carryforwards, which resulted from certain deductions following the 1988 acquisition of Guaranty and for which no financial accounting benefit had been recognized. Also in 2003, we resolved state tax refund claims for the years 1991 through 1994. As a result, valuation allowances and tax accruals previously provided for these matters were no longer required. In fourth quarter 2004, we recognized a one-time benefit of $20 million, and in second quarter 2003, we recognized a one-time benefit of $165 million. Of these one-time benefits, cash refunds of previously paid taxes plus related interest were $20 million in 2004 and $26 million in 2003. The remainder was a non-cash benefit.

The Internal Revenue Service has completed the examination of our tax returns for the years 2001 through 2003 and is currently processing our case. In connection with this examination, the IRS proposed an after tax adjustment of $3 million related to the disallowance of the interest deductions we took in those years for interest paid on certain tax exempt bonds. We continue to defend the tax-exempt status of these bonds. The final result of the 2001 to 2003 examination, which is subject to Joint Committee on Taxation review, is not expected to have a significant impact on our financial position or results of operations or cash flow.

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings from continuing operations consisted of:

	For the Year
	2005	2004	2003
	(In millions)

Earnings (losses):
U.S.	$255	$215	$(88)
Non-U.S.	7	9	(2)

Total	$262	$224	$(90)

A reconciliation of the federal statutory rate to the effective income tax rate on continuing operations follows:

	For the Year
	2005	2004	2003

Federal statutory rate	(35)%	(35)%	35%
State, net of federal benefit	(2)	(3)	—
Foreign	—	(1)	(3)
Other	(2)	—	(2)

	(39)%	(39)%	30%
Sale of foreign subsidiary	6	—	—
Resolution and settlement of prior year tax examinations	—	8	170

Effective tax rate (expense) benefit	(33)%	(31)%	200%

Significant components of deferred taxes are:

	At Year-End
	2005	2004
	(In millions)

Deferred Tax Liabilities:
Property, equipment and intangible assets	$(331)	$(337)
Timber and timberland	(54)	(32)
Asset leasing	(16)	(18)
U.S. taxes on unremitted foreign earnings	(11)	(10)
Other	(42)	(38)

Total deferred tax liabilities	(454)	(435)

Deferred Tax Assets:
Alternative minimum tax credits	18	46
Foreign and state net operating loss carryforwards	28	43
Pension and postretirement benefits	154	158
Employee benefits	40	33
Allowance for credit losses and bad debts	33	37
Accruals not deductible until paid	40	44
Other	29	31

Gross deferred tax assets	342	392
Less valuation allowance	(31)	(46)

Total deferred tax assets	311	346

Net Deferred Tax Liability	$(143)	$(89)

Our foreign and state net operating loss carryforwards will expire from 2006 through 2025. A valuation allowance is provided for these foreign and state net operating loss carryforwards. The decrease in the valuation allowance in 2005 is principally due to the sale of our Pembroke, Canada MDF facility. Our

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

alternative minimum tax credits may be carried forward indefinitely. We have not provided a deferred tax liability on $31 million of pre-1988 tax bad debt reserves.

The exercise of stock options by our employees generated a tax benefit for us of $7 million in 2005, $5 million in 2004, and less than $1 million in 2003. This tax benefit was added to additional paid-in capital and reduced our current taxes payable.

Note 5 —	Employee Benefit Plans

The annual expense of our employee benefit plans consists of:

	For the Year
	2005	2004	2003
	(In millions)

Defined contribution	$22	$26	$28
Defined benefit	50	50	43
Postretirement medical	8	10	12

Total	$80	$86	$83

Our defined contribution plans include 401(k) matching plans that covers substantially all employees, which are fully funded; a retirement plan that covers substantially all financial services employees, which is fully funded; and a supplemental plan for key employees, which is unfunded.

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

Our postretirement medical plan provides medical benefits to eligible salaried and hourly employees who begin drawing retirement benefits immediately after termination of employment. The postretirement medical plan is unfunded. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 was enacted in December 2003. This act expands Medicare to include, for the first time, coverage for prescription drugs. Our postretirement benefit plans provide for medical coverage, including a prescription drug subsidy, for certain participants. The effect of the act was to reduce the 2004 liability for future postretirement medical costs by $9 million and our postretirement medical costs by $2 million.

Additional information about our defined benefit and postretirement medical plans follow.

Obligations and Funded Status

We measure the defined benefit and postretirement medical plans benefit obligation, value the plan assets, and determine funded status and annual expense as of September 30 of each year. The projected benefit obligation represents the present value of benefits earned adjusted for projected future compensation increases to the date of retirement. The fair value of plan assets represents the fair value, generally market value at September 30, of all plan assets. The funded status represents the difference between the projected benefit

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

obligation and the fair value of the plan assets. A summary of the changes in the projected benefit obligation, plan assets and funded status follows:

	For the Year
	Defined		Postretirement
	Benefits		Benefits
	2005	2004	2005	2004
	(In millions)

Projected benefit obligation at beginning of year	$(1,237)	$(1,143)	$(146)	$(152)
Service cost	(25)	(24)	(2)	(2)
Interest cost	(72)	(71)	(8)	(9)
Plan amendments	(1)	—	—	—
Prior service costs	—	—	—	(2)
Medicare act	—	—	—	9
Actuarial gain (loss)	(79)	(58)	(11)	(4)
Benefits paid by the plan	63	59	14	17
Participant contributions	—	—	(2)	(3)

Projected benefit obligation at end of year	(1,351)	(1,237)	(155)	(146)

Fair value of plan assets at beginning of year	882	847	—	—
Actual return	123	92	—	—
Benefits paid by the plan	(63)	(59)	(14)	(17)
Contributions we made	62	2	12	14
Participant contributions	—	—	2	3

Fair value of plan assets at end of year	1,004	882	—	—

Funded status, (excess) of projected benefit obligation over fair value of plan assets	(347)	(355)	(155)	(146)
Contributions we made after the annual measurement date	15	15	5	3
Losses and costs to be recognized over future service periods:
Net actuarial loss	337	331	31	21
Prior service costs	18	20	(18)	(21)

Net assets (liabilities) recognized in the balance sheet	$23	$11	$(137)	$(143)

Assets, (liabilities) and cumulative pre-tax charges to other comprehensive income recognized in the balance sheet consist of:

	At Year-End
			Postretirement
	Defined Benefits		Benefits
	2005	2004	2005	2004
	(In millions)

Intangible asset	$18	$19	$—	$—
Liability	(270)	(289)	(137)	(143)
Accumulated other comprehensive income — cumulative pre-tax charge	275	281	—	—

Net amount recognized	$23	$11	$(137)	$(143)

	For the Year
	Defined			Postretirement
	Benefits			Benefits
	2005	2004	2003	2005	2004	2003
	(In millions)

Increase (decrease) in minimum pension liability included as a pre-tax change to other comprehensive income	$(6)	$9	$62	$—	$—	$—

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additional Information

The accumulated benefit obligation represents the present value of benefits earned without regard to projected future compensation increases. All of our defined benefit plans have an accumulated benefit obligation in excess of plan assets as follows:

	At Year-End
	2005	2004
	(In millions)

Projected benefit obligation	$(1,351)	$(1,237)

Accumulated benefit obligation	$(1,290)	$(1,186)
Fair value of plan assets	1,004	882

Funded status, (excess) of accumulated benefit obligation over fair value of plan assets	$(286)	$(304)

The projected benefit obligation of the unfunded supplemental retirement plan included in the above table was $51 million at year-end 2005 and $44 million at year-end 2004, and the accumulated benefit obligation was $49 million at year-end 2005 and $42 million at year-end 2004.

Components of Annual Defined Benefit Expense

	For the Year
	Defined			Postretirement
	Benefits			Benefits
	2005	2004	2003	2005	2004	2003
	(In millions)

Service costs — benefits earned during the period	$25	$24	$23	$2	$2	$3
Interest cost on projected benefit obligation	72	71	66	8	9	10
Expected return on plan assets	(72)	(69)	(63)	—	—	—
Amortization of prior service costs	2	2	2	(2)	(3)	(3)
Amortization of actuarial net loss	23	22	15	—	2	2

Defined benefit expense	$50	$50	$43	$8	$10	$12

In 2003, we recognized an additional $3 million expense related to special termination pension benefits and $1 million related to special termination postretirement benefits from the consolidation of administrative functions and closure of facilities. We included these in other operating expense.

Assumptions

The assumptions we used to determine defined benefit obligations at the annual measurement date of September 30 were:

	Defined		Postretirement
	Benefits		Benefits
	2005	2004	2005	2004

Discount rate	5.50%	6.00%	5.50%	6.00%
Rate of compensation increase	3.70%	3.70%	—	—

The assumptions we used to determine annual defined benefit expense were:

	Defined			Postretirement
	Benefits			Benefits
	2005	2004	2003	2005	2004	2003

Discount rate	6.00%	6.375%	6.75%	6.00%	6.375%	6.75%
Expected return on plan assets	8.50%	8.50%	8.50%	—	—	—
Rate of compensation increase	3.70%	3.40%	3.50%	—	—	—

The discount rate is what we use to determine the present value of the benefit obligations. To arrive at this rate, we use the average of the Moody’s AA corporate bond rate for September of each year adjusted to

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reflect the effect of compounding. We believe that this rate is a reasonable proxy for the rate necessary to accumulate funds required to pay the benefits when due.

The expected long-term rate of return on plan assets is an assumption we make reflecting the anticipated weighted average rate of earnings on the plan assets over the long-term. To arrive at this rate, we developed estimates of the key components underlying capital asset returns including: market-based estimates of inflation, real risk-free rates of return, yield curve structure, credit risk premiums and equity risk premiums. As appropriate, these components were used to develop benchmark estimates of expected long-term rates of return for each asset class, which were portfolio weighted. To reflect the active management approach we employ, a return premium of 0.25 percent was added to the weighted average benchmark portfolio return. Our actual return on plan assets was 15.0 percent in 2005, 11.6 percent in 2004, and 17.9 percent in 2003.

We used the 1994 Group Annuity Mortality Tables to determine benefit obligations and annual defined benefit expense.

The assumed health care costs trend rates we used to determine the expense of the postretirement medical plans were:

	For the
	Year
	2005	2004

Health care trend rate assumed for the next year	10.0%	10.0%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	4.5%	4.5%
Year that the rate reaches the ultimate trend rate	2012	2011

These assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement medical plans. For example, a one-percentage-point change in assumed health care cost trend rates would have the following effect:

	1 Percentage	1 Percentage
	Point Increase	Point Decrease
	(In millions)

Increase (decrease) in:
Total service and interest cost components	$1	$(1)
Postretirement projected benefit obligation	13	11

Plan Assets

The defined benefit plan weighted-average asset allocations and the range of target allocations follow:

		Percentage
		of Plan
	Range of	Assets at
	Target	Year-End
	Allocations	2005	2004

Asset category:
Equity securities	50-61%	56%	61%
Debt securities	30-34%	36	32
Real estate	0-5%	2	1
Other	0-5%	6	6

Total		100%	100%

The defined benefit investment strategies have been developed as part of a comprehensive asset/liability management process that considers the interaction between both the assets and liabilities of the plan. These strategies consider not only the expected risk and returns on plan assets, but also the detailed actuarial projections of liabilities as well as plan-level objectives such as projected contributions, expense and funded status.

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The principal pension investment strategies include asset allocation and active asset management. The range of target asset allocations have been determined after giving consideration to the expected returns of each asset class, the expected variability or volatility of the asset class returns over time, and the complementary nature or correlation of the asset classes within the portfolio. The strategy also employs an active management approach for the portfolio. Each asset class is managed by one or more external money managers with the objective of generating returns, net of management fees, that exceed market-based benchmarks.

Equity securities include 761,996 shares of Temple-Inland common stock totaling $31 million or three percent of total plan assets as of the 2005 measurement date and $26 million or three percent of total plan assets as of the 2004 measurement date.

Cash Flows

We expect to contribute $60 million in cash to our defined benefit plans and $16 million in cash to our postretirement medical plans in 2006. We have minimal ERISA funding requirements for 2006. The $60 million expected to be contributed to the defined benefit plans are anticipated voluntary, discretionary contributions. The postretirement medical plans are not subject to minimum regulatory funding requirements. Since the postretirement plans are unfunded, the expected $16 million contribution represents the estimated health claims to be paid for plan participants in 2006.

At year-end 2005, the plans are expected to make the following benefit payments over the next ten years:

	Defined	Postretirement
	Benefits	Benefits
	(In millions)

2006	$66	$16
2007	70	15
2008	73	13
2009	77	13
2010	80	12
2011-2015	448	56

Note 6 —	Share-Based Compensation

We have share-based compensation plans for key employees and directors that permit awards of restricted stock, performance or phantom shares payable in cash or common stock and options to purchase shares of common stock.

At year-end 2005, we had awarded 567,200 shares of restricted stock and 1,262,047 performance and phantom shares. We had another 992,214 shares available for future awards of either restricted stock or performance or phantom shares. Restricted shares, which are included in our outstanding shares, generally vest after three to six years of employment while performance and phantom shares generally vest after three years of employment. These awards are generally payable upon vesting unless deferred by the employee.

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Options to purchase shares of our common stock have a ten-year term and become exercisable in steps generally over one to four years. Options are granted with an exercise price equal to the market value of our common stock on the date of grant. A summary of stock option activity follows:

	For the Year
	2005		2004		2003
		Weighted Average		Weighted Average		Weighted Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price
	(Shares in thousands)

Outstanding beginning of year	7,826	$26	9,430	$26	8,670	$27
Granted	1,062	37	1,078	30	1,940	22
Exercised	(1,911)	27	(2,434)	27	(612)	25
Forfeited	(145)	27	(248)	19	(568)	24

Outstanding end of year	6,832	28	7,826	26	9,430	26

Options exercisable	3,571	27	3,514	27	4,050	27

The exercise prices for options outstanding at year-end 2005 range from $14 to $38. The weighted average remaining contractual life of these options is six years. An additional 2,076,254 shares of our common stock were available for grant at year-end 2005, 3,006,904 shares at year-end 2004 and 3,905,404 shares at year-end 2003.

In addition, we contributed treasury stock to fulfill our 401(k) matching obligation in 2004 and first quarter 2005.

Note 7 —	Earnings Per Share

We computed earnings per share by dividing income by weighted average shares outstanding using the following:

	For the Year
	2005	2004	2003
	(In millions)

Earnings for basic and diluted earnings per share:
Income from continuing operations	$176	$157	$102
Discontinued operations	—	3	—
Effect of accounting change	—	—	(1)

Net income	$176	$160	$101

Weighted average shares outstanding:
Weighted average shares outstanding — basic	112.6	111.4	108.4
Dilutive effect of equity purchase contracts (Note 2)	0.4	—	—
Dilutive effect of stock options (Note 6)	1.5	1.0	—

Weighted average shares outstanding — diluted	114.5	112.4	108.4

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 —	Accumulated Other Comprehensive Income (Loss)

The components of and changes in other comprehensive income (loss) were:

	Unrealized
	Gains (Losses)		Foreign
	on Available-	Minimum	Currency
	For-Sale	Pension	Translation	Derivative
	Securities	Liability	Adjustment	Instruments	Total
	(In millions)

Balance at beginning of year 2003	$16	$(128)	$(21)	$(3)	$(136)

Changes during the year	(9)	(62)	(5)	—	(76)
Deferred taxes on changes	3	24	—	—	27

Net change for 2003	(6)	(38)	(5)	—	(49)

Balance at year-end 2003	$10	$(166)	$(26)	$(3)	$(185)

Changes during the year	(8)	(9)	—	6	(11)
Deferred taxes on changes	3	4	—	(3)	4

Net change for 2004	(5)	(5)	—	3	(7)

Balance at year-end 2004	$5	$(171)	$(26)	$—	$(192)

Changes during the year	(4)	6	4	(1)	5
Deferred taxes on changes	1	(3)	—	—	(2)

Net change for 2005	(3)	3	4	(1)	3

Balance at year-end 2005	$2	$(168)	$(22)	$(1)	$(189)

Note 9 —	Contingencies

We are involved in various legal proceedings that arise from time to time in the ordinary course of doing business and believe that adequate reserves have been established for any probable losses. We do not believe that the outcome of any of these proceedings should have a significant adverse effect on our financial position or long-term results of operations or cash flows. It is possible, however, that charges related to these matters could be significant to the results or cash flows in any one accounting period.

As a result of our periodic assessment of loss contingencies taking into account settlements by other defendants in the remaining opt out cases, we increased our reserve for pending antitrust litigation by $13 million in 2005.

Note 10 —	Segment Information

We have three business segments: corrugated packaging, forest products, and financial services. Corrugated packaging manufactures containerboard and corrugated packaging. Forest products manages our timber resources and manufactures a variety of building products. Financial services operates a savings bank and an insurance agency and engages in real estate development activities. In first quarter 2006, we anticipate classifying as a fourth business segment real estate operations that are currently included within our forest products and financial services segments.

We evaluate performance based on operating income before unallocated expenses and income taxes. Unallocated expenses represent expenses managed on a company-wide basis and include corporate general and administrative expense; share-based compensation; other operating and non-operating income (expense); and parent company interest expense. Other operating income (expense) includes gain or loss on sale of assets,

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

asset impairments and unusual expenses. The accounting policies of the segments are the same as those described in the accounting policy notes to the financial statements.

				Expenses Not
				Allocated to
	Corrugated	Forest	Financial	Segments and
	Packaging	Products	Services	Eliminations		Total
	(In millions)

For the year or at year-end 2005:
Revenues from external customers	$2,819	$1,031	$1,038	$—		$4,888
Depreciation and amortization	160	50	28	11		249
Income (loss) before taxes	120	238	220	(316	)(a)	262
Financial services, net interest income	—	—	390	—		390
Total assets	2,318	970	18,031	314		21,633
Investment in equity method investees and joint ventures	11	36	76	—		123
Capital expenditures	126	77	41	21		265
Goodwill	236	—	159	—		395

For the year or at year-end 2004:
Revenues from external customers	$2,736	$971	$1,043	$—		$4,750
Depreciation and amortization	159	55	31	9		254
Income (loss) before taxes	96	215	207	(294	)(a)	224
Financial services, net interest income	—	—	401	—		401
Total assets	2,459	1,008	16,440	237		20,144
Investment in equity method investees and joint ventures	13	33	54	—		100
Capital expenditures	146	47	41	30		264
Goodwill	236	—	146	—		382

For the year or at year-end 2003:
Revenues from external customers	$2,700	$801	$1,152	$—		$4,653
Depreciation and amortization	167	64	32	7		270
Income (loss) before taxes(b)	18	67	186	(361	)(a)	(90)
Financial services, net interest income	—	—	377	—		377
Total assets	2,375	1,035	17,661	296		21,367
Investment in equity method investees and joint ventures	7	30	40	—		77
Capital expenditures	96	35	33	6		170
Goodwill	237	—	141	—		378

(a)	Expenses not allocated to segments consists of:

	For the Year
	2005	2004	2003
	(In millions)

General and administrative	$(91)	$(79)	$(73)
Share-based compensation	(26)	(14)	(7)
Other operating income (expense)	(90)	(76)	(138)
Other non-operating income (expense)	—	—	(8)
Parent company interest	(109)	(125)	(135)

	$(316)	$(294)	$(361)

Other operating income (expense) applies to:
Corrugated packaging	$(38)	$(19)	$(70)
Forest products	(27)	(12)	(24)
Financial services	(5)	(34)	(5)
Unallocated	(20)	(11)	(39)

	$(90)	$(76)	$(138)

Please read Note E to the Parent Company Summarized Financial Statements and Note L to the Financial Services Summarized Financial Statements for further information about other operating income (expense).

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)	As a result of the consolidation of our administrative functions and adoption of a shared services concept, beginning first quarter 2004, we changed the way we allocate costs to the business segments. The effect of this change was to increase segment operating income and to increase unallocated expenses by a like amount. Year 2003 amounts have been reclassified to reflect this change.

Revenues and property and equipment based on the location of our operations were:

	For the Year
Geographic Information	2005	2004	2003
	(In millions)

Revenues from external customers:
United States	$4,705	$4,566	$4,501
Mexico	156	132	113
Canada(a)	27	52	39

Total	$4,888	$4,750	$4,653

	At Year-End
	2005	2004	2003
	(In millions)

Property and Equipment:
United States	$1,787	$1,810	$1,864
Mexico	38	39	40
Canada(a)	1	56	58

Total	$1,826	$1,905	$1,962

(a)	In 2005, we sold our MDF facility located in Pembroke, Canada, and as a result, we have no significant assets or ongoing operations in Canada.

Note 11 —	Summary of Quarterly Results of Operations (Unaudited)

Selected quarterly financial results for 2005 and 2004 were:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In millions, except per share)

2005
Total revenues	$1,203	$1,255	$1,218	$1,212
Manufacturing net revenues	967	1,003	947	933
Manufacturing gross profit	140	154	118	95
Financial services income before taxes	47	51	67	50
Income from continuing operations(a)	$45	$68	$37	$26
Discontinued operations	—	1	1	(2)

Net income	$45	$69	$38	$24

Earnings per share(b):
Basic:
Income from continuing operations	$0.40	$0.60	$0.33	$0.23
Discontinued operations	—	0.01	0.01	(0.02)

Net income	$0.40	$0.61	$0.34	$0.21

Diluted:
Income from continuing operations	$0.39	$0.59	$0.32	$0.23
Discontinued operations	—	0.01	0.01	(0.02)

Net income	$0.39	$0.60	$0.33	$0.21

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	Income from continuing operations includes the following pre-tax costs and expenses:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In millions)

Other operating income (expense):
Converting and production facility closures	$(11)	$(28)	$(5)	$(9)
Antitrust litigation	(7)	(1)	(5)	—
Proxy contest	(4)	—	—	—
Hurricane related costs	—	—	(16)	—
Contract termination	—	—	—	4
Repositioning of mortgage origination and servicing	—	—	—	(5)
Other charges	(2)	—	(1)	—

Total	$(24)	$(29)	$(27)	$(10)

Other non-operating income (expense):
Charges related to early repayment of debt	$—	$—	$—	$(6)
Interest and other income	1	1	1	3

	$1	$1	$1	$(3)

(b)	The sum of earnings per share for the quarters does not equal earnings per share for the year due to the use of average shares outstanding to compute these amounts.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In millions, except per share)

2004(b)
Total revenues	$1,154	$1,218	$1,194	$1,184
Manufacturing net revenues	893	940	955	919
Manufacturing gross profit	86	126	141	108
Financial services income before taxes	53	59	16	45
Income from continuing operations(a)	$12	$54	$39	$52
Discontinued operations	—	1	1	1

Net income	$12	$55	$40	$53

Earnings per share(c):
Basic:
Income from continuing operations	$0.11	$0.49	$0.35	$0.46
Discontinued operations	—	0.01	0.01	0.01

Net income	$0.11	$0.50	$0.36	$0.47

Diluted:
Income from continuing operations	$0.11	$0.48	$0.35	$0.45
Discontinued operations	—	0.01	0.01	0.01

Net income	$0.11	$0.49	$0.36	$0.46

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	Income from continuing operations includes the following pre-tax costs and expenses:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In millions)

Other operating income (expense):
Converting and production facility closures	$(14)	$(3)	$(4)	$(6)
Consolidation and supply chain initiatives	(5)	(1)	(1)	(4)
Repositioning of mortgage origination and servicing	—	—	(21)	(13)
Other charges	—	(1)	1	(4)

Total	$(19)	$(5)	$(25)	$(27)

Other non-operating income (expense):
Charges related to early repayment of debt	$—	$—	$—	$(1)
Interest and other income	—	—	—	1

	$—	$—	$—	$—

(b)	2004 information has been adjusted to reflect the retrospective application of the change in method of accounting for certain inventories, the effect of which is summarized as follows:

	Manufacturing		Income from Continuing
	Gross Profit		Operations		Per Diluted Share
	As	Retrospective	As	Retrospective	As	Retrospective
	Reported	Application	Reported	Application	Reported	Application
	(In millions, except per share)

2004
First quarter	$88	$86	$13	$12	$0.12	$0.11
Second quarter	128	126	55	54	0.49	0.48
Third quarter	143	141	40	39	0.36	0.35
Fourth quarter	111	108	54	52	0.47	0.45

Year	$470	$461	$162	$157	$1.44	$1.39

(c)	The sum of earnings per share for the quarters does not equal earnings per share for the year due to the use of average shares outstanding to compute these amounts.

Note 12 —	Subsequent Events

In January 2006, we purchased our partner’s 50 percent interest in Standard Gypsum LP for $150 million. We also paid off the partnership’s credit agreement in the amount of $56 million, of which $28 million was related to the purchased interest. As a result, we will begin including the financial position, results of operations and cash flows of Standard Gypsum in our consolidated financial statements. Previously we had accounted for our interest in Standard Gypsum using the equity method.

The following unaudited pro forma information assumes this acquisition and related financing transaction had occurred at the beginning of the period presented:

	For the Year
	2005	2004
	(In millions, except per share)

Parent company revenues	$4,020	$3,861
Income from continuing operations	184	161
Income from continuing operations, per diluted share	$1.61	$1.44

These pro forma results are preliminary and are not necessarily an indication of what actually would have occurred if the acquisition and financing transaction had been completed at the beginning of the period presented and are not intended to be indicative of future results.

PARENT COMPANY (TEMPLE-INLAND INC. AND OUR MANUFACTURING SUBSIDIARIES)

SUMMARIZED BALANCE SHEETS

	At Year-End
	2005	2004
	(In millions)

ASSETS
Current Assets
Cash and cash equivalents	$3	$9
Trade receivables, net of allowance for doubtful accounts of $14 in 2005 and $16 in 2004	411	400
Inventories:
Work in process and finished goods	95	130
Raw materials	224	202
Supplies and other	106	99

Total inventories	425	431

Prepaid expenses and other	82	98

Total current assets	921	938
Investment in Financial Services	1,230	1,121
Timber and Timberland	498	496
Property and Equipment
Land and buildings	618	637
Machinery and equipment	3,336	3,327
Construction in progress	62	86
Less allowances for depreciation	(2,384)	(2,312)

Total property and equipment	1,632	1,738
Goodwill	236	236
Assets Held for Sale	34	34
Other Assets	336	337

TOTAL ASSETS	$4,887	$4,900

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$199	$212
Accrued employee compensation and benefits	101	93
Accrued interest	19	24
Accrued property taxes	24	21
Other accrued expenses	129	153
Liabilities of discontinued operations	9	7
Current portion of long-term debt	3	3

Total current liabilities	484	513
Long-Term Debt	1,498	1,485
Deferred Income Taxes	178	136
Pension Liability	270	289
Postretirement Benefits	137	143
Other Long-Term Liabilities	240	227

Total liabilities	2,807	2,793
Shareholders’ Equity	2,080	2,107

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,887	$4,900

Please read the notes to the parent company summarized financial statements.

PARENT COMPANY (TEMPLE-INLAND INC. AND OUR MANUFACTURING SUBSIDIARIES)

SUMMARIZED STATEMENTS OF INCOME

	For the Year
	2005	2004	2003
	(In millions)

NET REVENUES	$3,850	$3,707	$3,501

COSTS AND EXPENSES
Cost of sales	(3,343)	(3,246)	(3,235)
Selling	(96)	(104)	(116)
General and administrative	(209)	(167)	(151)
Other operating income (expense)	(46)	(14)	(127)

	(3,694)	(3,531)	(3,629)

	156	176	(128)
FINANCIAL SERVICES EARNINGS	215	173	181

OPERATING INCOME	371	349	53
Interest expense	(109)	(125)	(135)
Other non-operating income (expense)	—	—	(8)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	262	224	(90)
Income tax (expense) benefit	(86)	(67)	192

INCOME FROM CONTINUING OPERATIONS	176	157	102
Discontinued operations	—	3	—

INCOME BEFORE ACCOUNTING CHANGE	176	160	102
Effect of accounting change	—	—	(1)

NET INCOME	$176	$160	$101

Please read the notes to the parent company summarized financial statements.

PARENT COMPANY (TEMPLE-INLAND INC. AND OUR MANUFACTURING SUBSIDIARIES)

SUMMARIZED STATEMENTS OF CASH FLOWS

	For the Year
	2005	2004	2003
	(In millions)

CASH PROVIDED BY (USED FOR) OPERATIONS
Net income	$176	$160	$101
Adjustments:
Depreciation and amortization	221	223	238
Non-cash share-based compensation	31	35	30
Non-cash pension and postretirement expense	58	60	55
Cash contribution to pension and postretirement plans	(76)	(30)	(16)
Deferred income taxes (benefit)	41	63	(188)
Net earnings of financial services	(136)	(109)	(116)
Dividends from financial services	25	105	166
Earnings of joint ventures	(39)	(28)	(6)
Dividends from joint ventures	43	20	8
Other non-cash charges (credits)	50	26	71
Cumulative effect of accounting change	—	—	1
Other	26	18	17
Changes in:
Receivables	(16)	(45)	(8)
Inventories	—	(52)	47
Prepaid expenses and other	2	(6)	(9)
Accounts payable and accrued expenses	(9)	—	30

	397	440	421

CASH PROVIDED BY (USED FOR) INVESTING
Capital expenditures	(224)	(223)	(137)
Sales of non-strategic assets and operations and proceeds from sale of property and equipment	45	66	69
Acquisitions, net of cash acquired, and joint ventures	(5)	(5)	(9)
Other	2	—	—

	(182)	(162)	(77)

CASH PROVIDED BY (USED FOR) FINANCING
Payments of debt	(502)	(133)	(321)
Borrowings under accounts receivable securitization facility, net	15	(15)	39
Payments of other long-term liabilities	—	(64)	—
Other additions to debt	500	21	6
Cash dividends paid to shareholders	(102)	(136)	(73)
Repurchase of common stock	(527)	—	—
Exercise of options	48	62	13
Settlement of equity purchase contracts	345	—	—

	(223)	(265)	(336)

Net assets of discontinued operations, principally operating activities	2	(24)	(5)

Net increase (decrease) in cash and cash equivalents	(6)	(11)	3
Cash and cash equivalents at beginning of year	9	20	17

Cash and cash equivalents at end of year	$3	$9	$20

Please read the notes to the parent company summarized financial statements.

PARENT COMPANY (TEMPLE-INLAND INC. AND OUR MANUFACTURING SUBSIDIARIES)

NOTES TO SUMMARIZED FINANCIAL STATEMENTS

Note A — Summary of Significant Accounting Policies

Basis of Presentation

Our parent company summarized financial statements include the accounts of Temple-Inland and our manufacturing subsidiaries. We include our financial services subsidiaries using the equity method because almost all of the net assets invested in financial services are subject to regulatory rules and restrictions, including restrictions on the payment of dividends to the parent company. These summarized financial statements are an integral part of our consolidated financial statements, which are our primary financial statements. You should read these summarized financial statements along with our consolidated financial statements and our financial services summarized financial statements.

Inventories

We carry inventories at the lower of cost or market. We determine cost using principally the average cost method, which approximates the first-in, first-out method.

Property and Equipment

We carry property and equipment at cost less accumulated depreciation. We capitalize the cost of significant additions and improvements, and we expense the cost of repairs and maintenance. We expense incremental planned major mill maintenance costs ratably during the year. We capitalize interest costs incurred on major construction projects. We depreciate these assets using the straight-line method over their estimated useful lives as follows:

		Carrying
		Value
	Estimated	At Year-End
Classification	Useful Lives	2005
		(In millions)

Land and land improvements		$55
Buildings	15 to 40 years	282
Machinery and equipment:
Paper machines	22 years	673
Mill equipment	5 to 25 years	85
Converting equipment	5 to 15 years	411
Construction in progress	N/A	62
Other production equipment	10 to 25 years	8
Transportation equipment	3 to 15 years	37
Office and other equipment	2 to 10 years	19

		$1,632

We include in property and equipment $114 million of assets subject to capital leases. We depreciate these assets and any improvements to leased assets using the straight-line method over the shorter of their lease term or their estimated useful lives. We expense operating leases ratably over the lease term.

Timber and Timberland

We carry timber and timberland at cost, less the cost of timber cut. We capitalize the costs we pay to purchase timber and timberland, and we allocate that cost to the timber, timberland, and if applicable, to mineral rights, based on estimated relative fair values, which in the case of significant purchases, we base on third-party appraisals.

We expense the cost of timber cut based on the relationship of the timber carrying value to the estimated volume of recoverable timber multiplied by the amount of timber cut. We include the cost of timber cut in depreciation expense. We determine the estimated volume of recoverable timber using statistical information and other data related to growth rates and yields gathered from physical observations, models, and other

PARENT COMPANY (TEMPLE-INLAND INC. AND OUR MANUFACTURING SUBSIDIARIES)

NOTES TO SUMMARIZED FINANCIAL STATEMENTS — (Continued)

information gathering techniques. Changes in yields are generally due to adjustments in growth rates and similar matters and are accounted for prospectively as changes in estimates. We manage our timber assets utilizing the concepts of sustainable forestry — the replacement of timber cut through nurtured forest plantations. We capitalize costs incurred in developing viable seedling plantations (up to two years from planting), such as site preparation, seedlings, planting, fertilization, insect and wildlife control, and herbicide application. We expense all other costs, such as property taxes and costs of forest management personnel, as incurred. Once the seedling plantation is viable, we expense all costs to maintain the viable plantations, such as fertilization, herbicide application, insect and wildlife control and thinning, as incurred. We capitalize costs incurred to initially build roads as land improvements, and we expense as incurred costs to maintain these roads.

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

Note B — Long-Term Debt

Long-term debt consists of:

	At Year-End
	2005	2004
	(In millions)

Borrowings under bank credit agreements — average interest rate of 4.88% in 2005 and 4.38% in 2004	$3	$14
Accounts receivable securitization facility — average interest rate of 3.28% in 2005 and 1.35% in 2004	31	16
8.13% to 8.38% Notes, payable in 2006	15	100
5.003% Senior notes associated with Upper DECSsm, payable in 2007	5	345
6.75% Notes, payable in 2009	300	300
7.875% Senior notes, payable in 2012, net of discounts	498	497
6.375% Senior notes, payable in 2016, net of discounts	249	—
6.625% Senior notes, payable in 2018, net of discounts	248	—
Revenue bonds, payable 2007 through 2024 — average interest rate of 5.92% in 2005 and 5.40% in 2004	96	119
Other indebtedness due through 2011 — average interest rate of 7.13% in 2005 and 7.12% in 2004	56	97

	1,501	1,488
Less current portion of long-term debt	(3)	(3)

	$1,498	$1,485

At year-end 2005, we had $700 million in committed credit agreements. These committed agreements include a $600 million credit agreement that expires in 2010. The remaining $100 million of credit agreements expire at varying dates in 2006 and 2008. At year-end 2005, our unused capacity under these facilities was $695 million. In January 2006, we exercised our option to increase the commitments under our revolving credit agreement by $150 million, increasing total committed credit capacity to $1,085 million.

PARENT COMPANY (TEMPLE-INLAND INC. AND OUR MANUFACTURING SUBSIDIARIES)

NOTES TO SUMMARIZED FINANCIAL STATEMENTS — (Continued)

At year-end 2005, we had a $250 million accounts receivable securitization facility that expires in May 2008. Under this facility, a wholly-owned subsidiary purchases, on an on-going basis, substantially all our manufacturing trade receivables. As we need funds, the subsidiary draws under its revolving credit arrangement, pledges the trade receivables as collateral, and remits the proceeds to us. In the event of liquidation of the subsidiary, its creditors would be entitled to satisfy their claims from the subsidiary’s assets prior to distributions back to us. At year-end 2005, the subsidiary owned $366 million in net trade receivables against which it had borrowed $31 million under this facility. At year-end 2005, the unused capacity under this facility was $219 million. We include this subsidiary in our parent company and consolidated financial statements.

Our debt agreements, accounts receivable securitization facility and credit agreements contain terms, conditions and financial covenants customary for such agreements including minimum levels of interest coverage and limitations on leverage. At year-end 2005, we had complied with the terms, conditions, and financial covenants of these agreements. None of our credit agreements or the accounts receivable securitization facility are restricted as to availability based on the ratings of our long-term debt. Our long-term debt is currently rated investment grade. At year-end 2005, property and equipment having a book value of $5 million were subject to liens in connection with $45 million of debt.

Stated maturities of our debt during the next five years are (in millions): 2006 — $18; 2007 — $70; 2008 — $44; 2009 — $319; 2010 — $1 and thereafter — $1,049. We have classified $15 million of 2006 maturities as long-term based on our intent and ability to refinance them on a long-term basis.

In December 2005, we issued $250 million 6.375% senior notes due 2016 and $250 million 6.625% senior notes due 2018. The proceeds of these issues were used to complete a cash tender offer for $85 million of 8.13% to 8.38% notes payable in 2006 and $340 million of 5.003% senior notes payable in 2007 associated with Upper DECS and to pay down other indebtedness. We incurred $6 million in costs related to these tender offers, which is included in other non-operating (income) expense. In May and June 2004, we redeemed all three series of the 9.38% and 9.88% senior subordinated and senior notes issued by Gaylord. The principal amount held by third parties was $44 million. We also repaid $100 million of 7.25% notes in 2004.

We capitalized and deducted from interest expense interest incurred on major construction projects of $1 million in 2005, $1 million in 2004, and $1 million in 2003. We paid interest of $109 million in 2005, $123 million in 2004, and $144 million in 2003.

Note C — Joint Ventures

Our significant joint venture investments at year-end 2005 are: Del-Tin Fiber LLC, a 50 percent owned venture that produces medium density fiberboard in El Dorado, Arkansas; Standard Gypsum LP, a 50 percent owned venture that produces gypsum wallboard at facilities in McQueeney, Texas and Cumberland City, Tennessee; and Premier Boxboard Limited LLC, a 50 percent owned venture that produces gypsum facing paper and corrugating medium in Newport, Indiana. The joint venture partner in each of these ventures is a publicly-held company unrelated to us.

PARENT COMPANY (TEMPLE-INLAND INC. AND OUR MANUFACTURING SUBSIDIARIES)

NOTES TO SUMMARIZED FINANCIAL STATEMENTS — (Continued)

Combined summarized financial information for these joint ventures follows:

	At Year-End
	2005	2004
	(In millions)

Current assets	$64	$57
Total assets	350	353
Current liabilities(a)	93	94
Long-term debt	102	102
Equity	155	158
Our investment in joint ventures:
50% share in joint ventures’ equity	$77	$79
Unamortized basis difference	(35)	(37)
Other	3	3

Investment in joint ventures	$45	$45

(a)	Includes current maturities of debt of $56 million in 2005 and $62 million in 2004.

	For the Year
	2005	2004	2003
	(In millions)

Net revenues	$378	$328	$242
Operating income	85	61	18
Earnings (loss)	74	51	7
Our equity in earnings (loss):
50% share of earnings (loss)	$37	$26	$4
Amortization of basis difference	2	2	2

Equity in earnings (loss) of joint ventures	$39	$28	$6

We and our joint venture partners contribute to these ventures and receive distributions from them equally. In 2005, we contributed $5 million to these ventures and received $43 million in distributions, and in 2004 we contributed $2 million and received $20 million in distributions.

Our investment in these joint ventures is included in other assets, and our equity in their earnings is included in other operating income (expense). Our investment in and our equity in their earnings differs from our 50 percent interest due to the difference between the fair value of net assets contributed to the Premier Boxboard joint venture and our carrying value of those assets. When we contributed the Newport, Indiana, corrugating medium mill and its associated debt to the Premier Boxboard joint venture in 2000, the fair value of the net assets exceeded our carrying value by $55 million. The joint venture recorded the contributed assets at fair value. We did not recognize a gain as a result of the contribution of assets, thus creating a difference in the carrying value of our investment and our underlying equity in the venture. We are amortizing this difference over the same period as the underlying mill assets are being depreciated by the joint venture to reflect depreciation of the mill as if it were consolidated by us at its historical carrying value. At year-end 2005, the unamortized basis difference was $35 million.

We provide marketing and management services to two of these ventures. Fees for these services were $8 million in 2005, $6 million in 2004 and $6 million in 2003 and are included as a reduction of cost of sales and selling expense. We also purchase, at market rates, finished products from one of these joint ventures. These purchases aggregated $40 million in 2005, $50 million in 2004 and $52 million in 2003.

Please read Note 12 to the Consolidated Financial Statements regarding the purchase of the remaining 50 percent interest in Standard Gypsum LP in January 2006.

PARENT COMPANY (TEMPLE-INLAND INC. AND OUR MANUFACTURING SUBSIDIARIES)

NOTES TO SUMMARIZED FINANCIAL STATEMENTS — (Continued)

Also in 2005, we sold about 7,000 acres of timber and timberland to a joint venture in which one of our financial services subsidiaries owns 50 percent and an unrelated public company owns the other 50 percent. This acreage was sold pursuant to the terms of a long-standing option agreement, which was about to expire. The joint venture intends to hold the land for future development and sale. We recognized about half of the $10 million gain in income in 2005 and anticipate recognizing the remainder in the future as this land is sold.

Note D — Assets Held for Sale

Assets held for sale includes assets of discontinued operations and other non-strategic assets held for sale.

At year-end 2005, the discontinued operations consist of the chemical business obtained in the 2002 acquisition of Gaylord. The disposition of the Gaylord chemical business has been delayed primarily due to its class action litigation that was settled in 2004. The assets and liabilities of discontinued operations include:

	At Year-End
	2005	2004
	(In millions)

Working capital	$5	$2
Property and equipment	8	13

Revenues from discontinued operations were $22 million in 2005, $17 million in 2004, and $18 million in 2003. Income from discontinued operations was break even in 2005, $3 million in 2004, and break even in 2003. Income from discontinued operations in 2005 included a pre-tax charge of $3 million related to estimated environmental remediation issues at the chemical business. Income from discontinued operations in 2004 included pre-tax items of: a $2 million gain from the early settlement of a note we received in the 2003 sale of the retail bag business; a $2 million charge for workers compensation liabilities related to the retail bag business; a $5 million charge to adjust the carrying value of assets to current estimates of fair value less cost to sell; and a $10 million gain from the settlement of environmental and other indemnifications we provided in the 1999 sale of our bleached paperboard mill.

The carrying value of assets held for sale was $12 million at year-end 2005 and $12 million at year-end 2004.

Note E — Other Operating Income (Expense)

	For the Year
	2005	2004	2003
	(In millions)

Equity in earnings of joint ventures	$39	$28	$6
Closure of production and converting facilities and sale of non-strategic assets	(53)	(27)	(83)
Hurricane related costs	(16)	—	—
Antitrust litigation	(13)	—	—
Proxy contest	(4)	—	—
Contract termination	4	—	—
Consolidation of administrative functions	—	(11)	(48)
Other	(3)	(4)	(2)

	$(46)	$(14)	$(127)

We continue our efforts to enhance return on investment by lowering costs, improving operating efficiencies, and increasing asset utilization. As a result, we continue to review operations that are unable to meet return objectives and determine appropriate courses of action, including consolidating and closing facilities and selling under-performing assets. In 2005, we closed four corrugated packaging facilities, Antioch, California; Atlanta, Georgia; Louisville, Kentucky; and Newark, Delaware; sold our Pembroke, Canada MDF facility; and effected other workforce reductions. These actions affected approximately 500 employees. As a result, we recognized losses of $53 million, including $38 million in impairments and losses on sales, $8 million in severance and retention obligations, and $7 million in other exit costs. The loss on the sale of

PARENT COMPANY (TEMPLE-INLAND INC. AND OUR MANUFACTURING SUBSIDIARIES)

NOTES TO SUMMARIZED FINANCIAL STATEMENTS — (Continued)

the Pembroke MDF facility was $25 million, and other exit costs associated with the sale were $1 million. As a result of the sale of the Pembroke facility, we recognized a one-time tax benefit of $16 million.

In 2005, Hurricanes Katrina and Rita adversely affected our operations. In addition to being forced to curtail production and incur start up costs at several facilities, we recognized losses and unusual expenses of $16 million, including $7 million in impairments related to our Texas and Louisiana forests, $6 million in facility damages and $3 million in employee and community assistance and other costs. The forest and facility losses represent our initial assessment of the book value of timber damaged less estimated recoveries and the book value of facility damages excluding any insurance recoveries. It is likely that the amount of losses recognized will change as we refine our assessments of damages and recoveries.

In 2004, we closed or announced the closure of five corrugated packaging facilities and sold our Clarion MDF facility and certain assets used in our specialty packaging operations. As a result, we recognized losses of $27 million, including $14 million in impairments and losses on sales and $13 million in severance and other exit costs. These actions affected over 800 employees.

In 2003, we indefinitely shutdown our Clarion MDF facility and our Mt. Jewett particleboard plant, closed or were in the process of closing three converting facilities, decided to sell certain specialty converting assets, sold a number of non-strategic assets and effected significant workforce reductions at these and other facilities. As a result, we recognized losses of $83 million, including $65 million in asset impairments and losses on sales, and $18 million of severance and other exit costs. These actions affected over 300 employees.

In 2003 and 2004, we consolidated our administrative functions and implemented a shared service concept and supply chain initiatives. Expenses associated with these actions consisted principally of severance, most of which was paid in 2003, and professional fees. In 2004, we revised our estimate of contractual relocation expense and reduced our accrual for involuntary employee terminations by $5 million.

Activity within our accruals for exit costs was:

		Additions
	Beginning	or	Cash	End of
	of Year	Revisions	Payments	Year
	(In millions)

Year 2005
Involuntary employee terminations	$2	$7	$(8)	$1
Contract termination penalties	6	(4)	—	2
Environmental compliance	8	2	(8)	2
Demolition	8	(1)	—	7

Total	$24	$4	$(16)	$12

Year 2004
Involuntary employee terminations	$9	$9	$(16)	$2
Contract termination penalties	6	—	—	6
Environmental compliance	11	—	(3)	8
Demolition	11	—	(3)	8

Total	$37	$9	$(22)	$24

In 2005, we resolved our contract termination issues and reduced our associated accrual for penalties by $4 million, with an offset to other operating income. We paid the final agreed penalty of $2 million in January 2006.

Note F — Commitments and Contingencies

We lease timberland, manufacturing and other facilities and equipment under operating lease agreements. Future minimum rental commitments under non-cancelable operating leases having a remaining term in excess of one year are (in millions): 2006 — $39; 2007 — $33; 2008 — $28; 2009 — $25; 2010 — $23 and thereafter — $138. Total rent expense was $46 million in 2005, $56 million in 2004, and $52 million in 2003.

PARENT COMPANY (TEMPLE-INLAND INC. AND OUR MANUFACTURING SUBSIDIARIES)

NOTES TO SUMMARIZED FINANCIAL STATEMENTS — (Continued)

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

At year-end 2005, we had unconditional purchase obligations, principally for gypsum and timber, aggregating $322 million that will be paid over the next five years.

In connection with our joint venture operations, we have guaranteed debt service and other obligations and letters of credit aggregating $104 million at year-end 2005. Generally we would fund these guarantees for lack of specific performance by the joint ventures, such as non-payment of debt.

The preferred stock issued by subsidiaries of Guaranty is automatically exchanged into preferred stock of Guaranty upon the occurrence of certain regulatory events or administrative actions. If such exchange occurs, certain shares are automatically surrendered to us in exchange for our senior notes and certain shares, at our option, are either exchanged for our senior notes or are purchased by us. At year-end 2005, the outstanding preferred stock issued by these subsidiaries totaled $305 million. Please read Note I of the Financial Services Summarized Financial Statements for further information.

Note G — Derivative Instruments and Variable Interest Entities

We have used interest rate agreements in the normal course of business to mitigate the risk inherent in interest rate fluctuations by entering into contracts with major U.S. securities firms. In 2001, we designated a $50 million notional amount interest rate swap agreement as a hedge of interest cash flows anticipated from specific borrowings. Under this swap agreement, which matures in 2008, we pay a fixed interest rate of 6.55 percent and receive a floating interest rate. The floating rate on these swaps was 4.14 percent at year-end 2005. In 2004, we determined that not all of the hedged anticipated interest cash flows were probable to occur due to reductions in variable rate borrowings. As a result, we exchanged the $50 million notional amount swap agreement for two separate swap agreements with terms identical to the original swap agreement having notional amounts of $22 million, which we designated as a hedge of interest cash flows anticipated from specific borrowings, and $28 million, which we did not designate as a hedge. As a result of the termination of the hedge designation on the $28 million notional amount, we reclassified $4 million from other comprehensive income and charged interest expense. Changes in the fair value of the hedged transaction decreased other comprehensive income by $1 million in 2005 and increased other comprehensive income by $1 million in 2004. There was no hedge ineffectiveness in 2005. We have included the ineffective portion of the hedged amount of $1 million in 2004 in interest expense. The ineffective portion was not significant in 2003. Changes in the fair value of the $28 million non-hedged swap were $2 million of income in 2005 and less than $1 million of expense in 2004 and are included in other non-operating income (expense). At year-end 2005, the fair value of these interest rate swaps was a $3 million liability. The amount included in accumulated other comprehensive income to be reclassified to earnings in 2006 in conjunction with the hedged cash flows is not expected to be significant.

We also have used, to a limited degree, derivative instruments to mitigate our exposure to changes in anticipated cash flows from sale of products and manufacturing costs. These derivative contracts have notional

PARENT COMPANY (TEMPLE-INLAND INC. AND OUR MANUFACTURING SUBSIDIARIES)

NOTES TO SUMMARIZED FINANCIAL STATEMENTS — (Continued)

amounts that represent less than one percent of our annual sales of linerboard and purchases of recycled fiber. In 2005, operating income increased $1 million as a result of linerboard and recycled fiber derivatives. In 2004, operating income increased $1 million as a result of the linerboard and recycled fiber derivatives. There was no hedge ineffectiveness in 2005 or 2004 related to our linerboard and recycled fiber derivatives. These instruments expired in 2005.

In 1999, we entered into an agreement to lease particleboard and medium density fiberboard facilities in Mt. Jewett, Pennsylvania. The lease is for 20 years and includes fixed price purchase options in 2014 and at the end of the lease. The option prices were intended to approximate the estimated fair values of the facilities at those dates and do not represent a guarantee of the facilities’ residual values. After exhaustive efforts, we were unable to determine whether the lease is with a variable interest entity or if there is a primary beneficiary because the unrelated third-party lessors will not provide the necessary financial information. We account for the lease as an operating lease, and at year-end 2005 our financial interest was limited to our obligation to make the remaining $168 million of contractual lease payments, $11 million per year through 2008 and $13 million per year thereafter.

Note H — Other Information

Our allowance for doubtful accounts was $14 million at year-end 2005, $16 million at year-end 2004 and $14 million at year-end 2003. The provision for doubtful accounts was $4 million in 2005, $5 million in 2004 and $6 million in 2003. Accounts charged-off, net of recoveries were $6 million in 2005, $3 million in 2004 and $5 million in 2003.

FINANCIAL SERVICES

SUMMARIZED BALANCE SHEETS

	At Year-End
	2005	2004
	(In millions)

ASSETS
Cash and cash equivalents	$441	$363
Loans held for sale	280	510
Loans, net of allowance for losses of $74 in 2005 and $85 in 2004	9,845	9,618
Securities available-for-sale	654	841
Securities held-to-maturity	5,558	3,864
Investment in Federal Home Loan Bank stock	300	277
Real estate	322	307
Premises and equipment, net	194	167
Accounts, notes and accrued interest receivable	130	170
Goodwill	159	146
Other intangible assets	31	26
Other assets	117	151

TOTAL ASSETS	$18,031	$16,440

LIABILITIES
Deposits	$9,201	$8,964
Federal Home Loan Bank borrowings	6,892	4,717
Securities sold under repurchase agreements	—	787
Other liabilities	192	340
Other borrowings	211	206
Preferred stock issued by subsidiaries	305	305

TOTAL LIABILITIES	16,801	15,319

SHAREHOLDER’S EQUITY	1,230	1,121

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$18,031	$16,440

Please read the notes to the financial services summarized financial statements.

FINANCIAL SERVICES

SUMMARIZED STATEMENTS OF INCOME

	For the Year
	2005	2004	2003
	(In millions)

Interest Income
Loans and loans held for sale	$589	$493	$507
Securities available-for-sale	51	57	69
Securities held-to-maturity	155	165	149
Other earning assets	5	3	3

Total interest income	800	718	728

Interest Expense
Deposits	(189)	(142)	(182)
Borrowed funds	(221)	(175)	(169)

Total interest expense	(410)	(317)	(351)

Net Interest Income	390	401	377
(Provision) credit for credit losses	(10)	12	(43)

Net Interest Income After (Provision) Credit For Credit Losses	380	413	334

Noninterest Income
Loan origination and sale of loans	22	140	268
Real estate operations	58	59	55
Insurance commissions and fees	61	47	43
Service charges on deposits	44	42	35
Operating lease income	6	10	11
Loan servicing fees	—	31	32
Amortization and impairment of servicing rights	—	(40)	(59)
Other	47	36	39

Total noninterest income	238	325	424

Noninterest Expense
Compensation and benefits	(183)	(269)	(326)
Loan servicing and origination, other than compensation	—	(13)	(15)
Real estate operations, other than compensation	(28)	(36)	(43)
Insurance operations, other than compensation	(15)	(11)	(11)
Occupancy	(24)	(29)	(30)
Information systems and technology	(15)	(18)	(26)
Charges related to asset impairments and severance	(5)	(34)	(5)
Other	(133)	(155)	(121)

Total noninterest expense	(403)	(565)	(577)

Income Before Taxes	215	173	181
Income tax (expense)	(79)	(64)	(65)

Net Income	$136	$109	$116

Please read the notes to financial services summarized financial statements.

FINANCIAL SERVICES

SUMMARIZED STATEMENTS OF CASH FLOWS

	For the Year
	2005	2004	2003
	(In millions)

CASH PROVIDED BY (USED FOR) OPERATIONS
Net income	$136	$109	$116
Adjustments:
Depreciation	22	23	24
Depreciation of leased assets	6	8	8
Amortization and impairment of servicing rights	—	40	59
Provision (credit) for credit losses	10	(12)	43
Net amortization and accretion of financial instruments, discounts and premiums	18	18	23
Deferred income taxes	10	(25)	(7)
Changes in:
Loans held for sale:
Originations	(2,379)	(6,898)	(12,955)
Sales	2,595	6,920	13,447
Collections on loans serviced for others, net	(122)	(32)	(77)
Other	(24)	(2)	(21)

	272	149	660

CASH PROVIDED BY (USED FOR) INVESTING
Securities available-for-sale:
Purchases	(3)	—	(9)
Principal payments and maturities	183	285	585
Securities held-to-maturity:
Purchases	(2,966)	(910)	(3,278)
Principal payments and maturities	1,339	1,727	2,114
Loans originated or acquired, net of collections	(310)	(644)	453
Collection of mortgage servicing rights sale receivables	46	14	—
Sales of loans	1	37	67
Acquisitions, net of cash acquired	(21)	(15)	(1)
Branch acquisitions	—	148	—
Capital expenditures	(41)	(41)	(33)
Other	(8)	45	4

	(1,780)	646	(98)

CASH PROVIDED BY (USED FOR) FINANCING
Deposits, net	238	113	(500)
Repurchase agreements and short-term borrowings, net	2,126	(308)	(2)
Long-term FHLB and other borrowings:
Additions	30	354	972
Payments	(762)	(866)	(919)
Dividends paid to parent company	(25)	(105)	(166)
Other	(21)	1	(6)

	1,586	(811)	(621)

Net increase (decrease) in cash and cash equivalents	78	(16)	(59)
Cash and cash equivalents at beginning of year	363	379	438

Cash and cash equivalents at end of year	$441	$363	$379

Interest paid	$396	$305	$348

Please read the notes to the financial services summarized financial statements.

FINANCIAL SERVICES

NOTES TO SUMMARIZED FINANCIAL STATEMENTS

Note A — Summary of Significant Accounting Policies

Basis of Presentation

Our financial services summarized financial statements include the accounts of our financial services subsidiaries, which operate a savings bank, Guaranty, and conduct real estate activities. Guaranty is the predominant financial services subsidiary and its assets and operations, along with those of its insurance agency subsidiary, are subject to regulatory rules and restrictions, including restrictions on the payment of dividends to the parent company. These summarized financial statements are an integral part of our consolidated financial statements, which are our primary financial statements. You should read these summarized financial statements along with our consolidated financial statements and our parent company summarized financial statements.

Cash and Cash Equivalents

Guaranty is required by banking regulations to hold a minimum amount of cash based on the level of deposits it holds. At year-end 2005, Guaranty was required to hold $48 million in cash.

Loans Held for Sale

Loans held for sale consist primarily of single-family residential loans collateralized by the underlying property and are intended for sale in the secondary market. We carry loans held for sale that we have designated as the hedged item under effective derivative hedges (typically forward sales of loans or securities) at cost, increased or decreased for changes in fair value after the date of hedge designation. We carry all other loans held for sale at the lower of aggregate cost or fair value. We include changes in fair value and realized gains and losses in loan origination and sale of loans.

Loans

We carry loans at unpaid principal balances, net of deferred fees and origination costs and any discounts or premiums on purchased loans. We amortize deferred fees and costs, as well as any premiums and discounts, using the interest method over the remaining period to contractual maturity adjusted for anticipated or actual prepayments. We recognize any unamortized amounts if a loan is repaid or sold. We include amortization and unamortized amounts recognized in interest income. We recognize interest on loans as earned. We stop accruing interest when we have substantial uncertainty about our ability to collect all contractual principal and interest or when payment has not been received for ninety days or more unless the asset is both well secured and in the process of collection. When we stop accruing interest, we reverse all uncollected interest previously recognized. Thereafter, we accrue interest income only if, and when, collections are anticipated to be sufficient to repay both principal and interest.

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

We regularly assess the credit quality of our loans by assigning judgmental grades to each loan. Single-family mortgage loans are graded principally based on payment status, while larger non-homogeneous commercial loans are graded based on various factors including the borrower’s financial strength and payment history, the financial stability of any guarantors and, for secured loans, the realizable value of any collateral. Commercial loans are graded at least annually and upon identification of any significant new information regarding a loan. Loans for which borrower payment performance, collateral uncertainties or other factors indicate the potential for other than full repayment are graded in categories representing higher risk.

We estimate probable losses on loans specifically evaluated for impairment (generally identified through our loan grading process) by comparing the carrying amount of the loan to the loan’s observable market price,

FINANCIAL SERVICES

NOTES TO SUMMARIZED FINANCIAL STATEMENTS — (Continued)

estimated present value of total expected future cash flows discounted at the loan’s effective rate, or the fair value of the collateral if the loan is collateral dependent.

We estimate unidentified probable losses for pools of loans with similar risk characteristics, such as product type, market, aging and collateral based on historic trends in delinquencies, charge-offs and recoveries, and factors relevant to collateral values. Our allowance for loan losses on pools of loans is based on estimated percentages of losses that have been incurred in these pools. These estimated percentages are based on historical charge-off rates, adjusted for current market and environmental factors that we believe are not reflected in historical data. We evaluate these estimated percentages annually and more frequently when portfolio characteristics change significantly.

We also estimate unidentified probable losses based on our assessment of general economic conditions and specific economic factors in individual markets and other risk factors that may not be reflected in the information used to determine the other components of our allowance for loan losses, such as inherent delays in obtaining information regarding a borrower’s financial condition or changes in their unique business conditions; the subjective nature of individual loan evaluations, collateral assessments and the interpretation of economic trends; and the uncertainty of assumptions used to establish allowances for homogeneous groups of loans.

When available information confirms that a portion or all of a specific loan is uncollectible, we charge the amount against the allowance for loan losses. The existence of some or all of the following criteria will generally confirm that a loss has been incurred: the loan is significantly delinquent and the borrower has not evidenced the ability or intent to bring the loan current; we have no recourse to the borrower, or if we do, the borrower has insufficient assets to pay the debt; or the fair value of the loan collateral is significantly below the current loan balance and there is little or no near-term prospect for improvement.

Foreclosed Assets

We carry foreclosed assets at the lower of the related loan balance or fair value of the foreclosed asset, less estimated selling costs, at the date of the foreclosure. If the fair value is less than the loan balance at the time of foreclosure, we charge the difference to the allowance for loan losses. Subsequent to foreclosure, we evaluate properties for impairment, recognize any impairment and reduce the carrying value of the properties. It is likely that the amount we ultimately recover from foreclosed assets may differ from our carrying value because of future market value changes or because of changes in our strategy for sale or development of the property. We include foreclosed assets in real estate, and we include any impairments recognized in other noninterest expense.

Securities

We determine the appropriate classification of securities at the time of purchase and confirm the designation of these securities as of each balance sheet date. We classify securities as held-to-maturity and carry them at amortized cost when we have both the intent and ability to hold the securities to maturity. Otherwise, we classify securities as available-for-sale and carry them at fair value and include any unrealized gains and losses, net of tax, in accumulated other comprehensive income until realized. We consider any unrealized losses for which we do not expect the security value to recover during our anticipated holding period (in many cases through maturity) to be other-than-temporary, expense them and reduce the carrying value of the security.

We recognize interest on securities as earned. We adjust the cost of securities classified as held-to-maturity or available-for-sale for amortization of premiums and accretion of discounts using the interest method over the estimated lives of the securities. We include the amortization and accretion in interest income. We recognize gains or losses on securities sold at the trade date based on the specific-identification method and include any gains and losses in other noninterest income.

FINANCIAL SERVICES

NOTES TO SUMMARIZED FINANCIAL STATEMENTS — (Continued)

Transfers and Servicing of Financial Assets

We sell loans to secondary markets by delivering loans to third parties or through the delivery into pools of mortgage loans that are being securitized into a mortgage-backed security. We recognize a gain or loss when we sell the loans through either of these methods, and we remove the loans from the balance sheet. We include the gain or loss in loan origination and sales of loans. When we sell loans, we sell the loans and related servicing rights at the same time. In 2004 and prior years we would retain the rights to service some of the loans and sell them later or earn fees by servicing the loans. When we retained the servicing rights, we allocated a portion of the cost of the loan to the servicing rights based on the relative fair value of the loans and the servicing rights. We do not retain any other interest in loans sold. We based the fair value of mortgage servicing rights retained on the current market value of servicing rights for other mortgage loans being traded in the market with the same or similar characteristics such as loan type, size, escrow and geographic location. We amortized any mortgage servicing rights in proportion to, and over the period of, estimated net servicing revenues.

At year-end 2004, we had sold substantially all of our rights to service mortgage loans for third parties. Prior to that, we regularly reviewed our capitalized mortgage servicing rights for impairment. We stratified our mortgage servicing rights based on predominant risk characteristics such as loan type and interest rate and compared the fair value of each stratum of mortgage servicing rights to its amortized cost. If the fair value was less than the amortized cost, we recognized an impairment charge. We recognized recoveries in fair value up to the amount of the amortized costs of a stratum as an offset to any impairment charge. For our impairment reviews, we calculated the fair value of the mortgage servicing rights internally using discounted cash flow models supported by third-party valuations and, if available, quoted market prices for comparable mortgage servicing rights.

Real Estate

Real estate consists primarily of land and commercial properties held for development and sale and investments in real estate partnerships. We assess real estate held for use and real estate held for development and sale for impairment when impairment indicators exist. We carry properties held for sale at the lower of cost or fair value, less cost to sell. Generally we capitalize interest costs and property taxes, as well as improvements and other development costs, during the development period. We determine the cost of land sold using the relative sales value method.

Real estate income consists of income from commercial properties and net gains on sales of real estate, primarily residential land developed for sale, and our equity in the earnings of real estate partnerships. We recognize income from commercial properties as earned. We recognize gains from sales of real estate when a sale is consummated, the buyer’s initial and continuing investments are adequate, any receivables are probable of collection, and the usual risks and rewards of ownership have been transferred to the buyer. If we determine that the earnings process is not complete, we defer recognition of any gains until earned.

Premises and Equipment

We carry premises and equipment at cost, less accumulated depreciation and amortization computed principally using the straight-line method over the estimated useful lives of the assets.

Other Intangible Assets

We have a trademark that we consider to have an indefinite life, and we test it for impairment at least annually. We have core deposit intangibles and other intangible assets (principally insurance agency customer relationships) with finite lives that we amortize using the straight-line method over their estimated useful lives of five to ten years.

Securities Sold Under Repurchase Agreements

We enter into agreements under which we sell securities subject to an obligation to repurchase the same or similar securities. Under these arrangements, we transfer legal control over the assets but still retain

FINANCIAL SERVICES

NOTES TO SUMMARIZED FINANCIAL STATEMENTS — (Continued)

effective control through an agreement that both entitles and obligates us to repurchase the assets. As a result, we account for securities sold under repurchase agreements as financing arrangements and reflect the obligation to repurchase the securities as a liability while continuing to include the securities as assets.

Other Revenue Recognition

We recognize insurance commissions and fees as earned. We recognized loan servicing fees in income as we collected monthly principal and interest payments from mortgagors. We expensed the cost of loan servicing as incurred. At year-end 2004, we had sold substantially all of our third-party mortgage servicing rights.

Income Taxes

The tax sharing agreement with the parent company allocates current and deferred taxes to our financial services subsidiaries as if they filed a separate tax return.

Note B — Acquisitions and Intangible Assets

In first quarter 2005, we acquired an insurance agency for $18 million cash and potential earn-out payments of $8 million. We allocated the purchase price to the acquired assets and liabilities based on their estimated fair values with $13 million allocated to goodwill and $10 million to other intangible assets.

In first quarter 2004, we acquired an insurance agency for $15 million cash. We allocated the purchase price to the acquired assets and liabilities based on their estimated fair values with $10 million allocated to goodwill. In third quarter 2004, we acquired two bank branches and $150 million in deposits for a $5 million premium. We allocated $3 million of the premium to goodwill and the remainder to other intangible assets.

We allocated the purchase price to the assets acquired and liabilities assumed based on our estimates of their fair values at the date of the acquisitions. We included the operating results of the acquisitions in our financial statements from the acquisition dates. Unaudited pro forma results of operations, assuming the acquisitions had been effected as of the beginning of the applicable year, would not have differed significantly from those reported.

The carrying value of our indefinite lived intangible asset, a trademark, was $6 million at year-end 2005 and 2004. The net carrying value of our finite lived intangibles, principally core deposit and customer relationships, was $25 million at year-end 2005 and $20 million at year-end 2004. The amortization of finite lived intangibles was $5 million in 2005, $4 million in 2004, and $4 million in 2003. We estimate amortization for the next five years as follows: (in millions) 2006 — $5; 2007 — $4; 2008 — $3; 2009 — $3; and 2010 — $2.

FINANCIAL SERVICES

NOTES TO SUMMARIZED FINANCIAL STATEMENTS — (Continued)

Note C — Loans

Loans consist of:

	At Year-End
	2005	2004
	(In millions)

Single-family mortgage	$3,112	$3,560
Single-family mortgage warehouse	757	580
Single-family construction	1,665	1,303
Multifamily and senior housing	1,469	1,454

Total residential	7,003	6,897
Commercial real estate	758	709
Commercial and business	843	746
Energy lending	756	717
Asset-based lending and leasing	395	428
Consumer and other	164	206

Total loans	9,919	9,703
Less allowance for loan losses	(74)	(85)

Loans, net	$9,845	$9,618

Single-family mortgages are loans made to owners to finance the purchase of a house. Our single-family mortgage loans include $1.0 billion at year-end 2005 and $0.5 billion at year-end 2004 of adjustable-rate mortgages that have various monthly payment options (Option ARMs). These loans generally include the ability to select from fully amortizing payments, interest-only payments and payments less than the interest accrual rate, which can result in negative amortization increasing the principal amount of the loan. Negative amortization is subject to various limitations, typically including a 110 percent maximum principal balance as a percent of original principal balance, which limits the loan-to-value ratio that can be reached. In 2005, we recognized $4 million of interest income on $0.5 billion in loans from borrowers that elected negative amortization payment options. Negative amortization interest we recognized in 2004 and 2003 was not significant.

The following table shows the geographic distribution of our single-family mortgage loans:

	At Year-End
	2005	2004
	(In millions)

California	$1,730	$1,983
Texas	303	385
Florida	154	112
All other states	925	1,080

	$3,112	$3,560

Single-family mortgage warehouse loans provide financing to mortgage lenders to support the funding of loans from origination to sale. Single-family construction loans finance the development and construction of single-family homes, condominiums and town homes, including the acquisition and development of home lots. Multifamily and senior housing loans are for the development, construction and lease of apartment projects and housing for independent, assisted and memory-impaired residents.

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

FINANCIAL SERVICES

NOTES TO SUMMARIZED FINANCIAL STATEMENTS — (Continued)

inventory and receivable-based loans and direct financing leases on equipment. Consumer and other loans are primarily composed of loans secured by second liens on single-family homes.

At year-end 2005, we had unfunded commitments on outstanding loans of $4.1 billion and commitments to originate loans of $0.6 billion. To meet the needs of our customers, we also issue standby and other letters of credit. Our credit risk in issuing letters of credit is essentially the same as that involved in extending loans to customers. We hold collateral to support letters of credit when we believe appropriate. At year-end 2005, we had issued outstanding letters of credit totaling $382 million. Of this amount, $370 million were standby letters of credit, with a weighted average term of approximately three years, that represent our obligation to guarantee payment of a specified financial obligation or to make payments based on another entity’s failure to perform under an obligating agreement. The amount, if any, we will ultimately have to fund is uncertain. We recognize fees associated with letters of credit as a liability and recognize the fees as income over the period of the agreement. Fees recognized are included in other noninterest income. Fees generally approximate the initial fair value of the agreement. At year-end 2005, we did not have a significant amount of deferred fees related to these agreements.

At year-end 2005, we had $336 million of real estate construction loans and $250 million of unfunded commitments to single-asset entities that meet the definition of a variable interest entity. All of these loans are secured by financial guarantees or tri-party take out commitments from substantive third parties. We are not the primary beneficiary of any of these entities. Our loss exposure is the committed loan amount.

In 2003, we restructured two leveraged, direct financing leases of aircraft in which we were the lessor. Due to a reduction in the lease payments, we reclassified the leases as operating leases and included the leased aircraft in other assets at their estimated fair value of $42 million. We expensed the $10 million difference between the aircrafts’ fair value and our recorded investment in the financing leases. We are depreciating the aircraft over their remaining expected useful lives of eight years. The net carrying value of the aircraft was $32 million at year-end 2005, and we anticipate the carrying value will be $11 million at the end of the lease terms in 2009.

Activity in the allowance for credit losses was:

	For the Year
	2005	2004	2003
	(In millions)

Loans:
Balance at beginning of year	$85	$111	$132
Provision (credit) for loan losses	7	(12)	43
Charge-offs	(23)	(15)	(73)
Recoveries	5	8	9
Transfer to reserve for unfunded credit commitments	—	(7)	—

Balance at end of year	74	85	111

Unfunded credit commitments:
Balance at beginning of year	7	—	—
Provision for commitment-related credit losses	3	—	—
Charge-offs	(3)	—	—
Transfer from allowance for loan losses	—	7	—

Balance at end of year	7	7	—

Combined allowances for credit losses at year-end	$81	$92	$111

Provision (credit) for:
Loan losses	$7	$(12)	$43
Commitment-related credit losses	3	—	—

Combined provision (credit) for credit losses	$10	$(12)	$43

FINANCIAL SERVICES

NOTES TO SUMMARIZED FINANCIAL STATEMENTS — (Continued)

Information regarding the unpaid principal balance of past due, nonaccrual, restructured and impaired loans:

	At Year-End
	2005	2004
	(In millions)

Past due 90 days or more and accruing interest	$8	$1
Recorded investment in nonaccrual loans	35	50
Restructured loans included in nonaccrual loans	1	9
Impaired loans	1	9
Allowance for loss on impaired loans	—	3
Average recorded investment in impaired loans	4	9

We did not recognize a significant amount of interest income on impaired loans in 2005, 2004, or 2003. Interest income we would have recognized on nonaccrual loans had they been performing in accordance with contractual terms was not significant in 2005, 2004, or 2003.

In 2003, we determined that certain single-family mortgage loans originated by our mortgage banking operations and sold to third-party investors likely did not satisfy our representations and warranties related to those loans. We repurchased these loans and foreclosed on the related collateral or otherwise disposed of the loans, resulting in losses of $2 million. We recorded a $2 million receivable to reflect anticipated recoveries under our fidelity bond insurance coverage, and we have filed claims with the insurance carrier for these amounts. The amount we will ultimately recover under the claims is not certain, but we do not expect it to be significantly different from the recorded receivable.

FINANCIAL SERVICES

NOTES TO SUMMARIZED FINANCIAL STATEMENTS — (Continued)

Note D — Securities

Securities consist of:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Year-End
	Cost	Gains	(Losses)	Value	Yield
	(Dollars in millions)

At year-end 2005
Available for sale
Mortgage-backed securities:
U.S. Government	$21	$—	$—	$21
U.S. Government Sponsored Enterprises (FNMA, FHLMC)	615	8	(4)	619
Private issuer	7	—	—	7

	643	8	(4)	647	4.59%
U.S. Government debt securities	3	—	—	3	4.85%
Equity securities	4	—	—	4

	$650	$8	$(4)	$654

Held-to-maturity
Mortgage-backed securities:
U.S. Government	$115	$—	$(1)	$114
U.S. Government Sponsored Enterprises (FNMA, FHLMC)	2,276	3	(35)	2,244
Private issuer	3,167	1	(14)	3,154

	$5,558	$4	$(50)	$5,512	4.40%

At year-end 2004
Available for sale
Mortgage-backed securities:
U.S. Government	$28	$1	$—	$29
U.S. Government Sponsored Enterprises (FNMA, FHLMC)	789	11	(5)	795
Private issuer	11	—	—	11

	828	12	(5)	835	3.99%
Corporate debt securities	2	—	—	2	5.91%
Equity securities	4	—	—	4

	$834	$12	$(5)	$841

Held-to-maturity
Mortgage-backed securities:
U.S. Government	$166	$—	$(1)	$165
U.S. Government Sponsored Enterprises (FNMA, FHLMC)	3,289	20	(12)	3,297
Private issuer	409	—	(6)	403

	$3,864	$20	$(19)	$3,865	4.12%

Mortgage loans underlying mortgage-backed securities have adjustable interest rates and generally have contractual maturities ranging from 15 to 40 years with principal and interest installments due monthly. The actual maturities of mortgage-backed securities may differ from the contractual maturities of the underlying loans because issuers or mortgagors may have the right to call or prepay their securities or loans. The private issuer mortgage-backed securities are senior-tranche securities considered investment grade quality by third-party rating agencies. The collateral underlying these securities is primarily single-family residential properties. At year-end 2005, securities issued by U.S. Government Sponsored Enterprises, principally FNMA and FHLMC, had a carrying value of $2.9 billion.

The mortgage-backed securities we purchased in 2005, and a portion of the securities we have purchased in prior years, have Option ARMs as the underlying assets. The outstanding principal balance of these

FINANCIAL SERVICES

NOTES TO SUMMARIZED FINANCIAL STATEMENTS — (Continued)

securities at year-end 2005 was $3.5 billion. Of these securities, $0.6 billion are U.S. Government Sponsored Enterprise (FNMA, FHLMC) issued and $2.9 billion are private-issuer senior-tranche offerings.

At year-end 2005, we held $221 million and at year-end 2004 we held $190 million of securities formed by pooling loans that we previously held in our loan portfolio. Included in these amounts were $83 million that we formed by pooling loans in 2005 and $13 million that we formed by pooling loans in 2003. We did not retain any securities formed by pooling loans in 2004. We record these securities at the carrying value of the mortgage loans at the time of securitization.

At year-end 2003, the carrying values of available-for-sale mortgage-backed securities, debt securities, and equity securities were $1.1 billion, $3 million, and $242 million. The carrying value of held-to-maturity mortgage-backed securities at year-end 2003 was $5.3 billion.

Our securities with gross unrealized losses at year-end 2005, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, follow:

	Less Than
	12 Months		12 Months or More
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	(Losses)	Value	(Losses)
		(In millions)

Available for sale
Mortgage-backed securities:
U.S. Government Sponsored Enterprises	$24	$—	$184	$(4)

Held-to-maturity
Mortgage-backed securities:
U.S. Government	$19	$—	$68	$(1)
U.S. Government Sponsored Enterprises	1,119	(13)	882	(22)
Private issuer	1,875	(9)	231	(5)

	$3,013	$(22)	$1,181	$(28)

	$3,037	$(22)	$1,365	$(32)

We consider the unrealized losses temporary and have not charged them to expense because:

•	The unrealized losses are, in general, a result of changes in market interest rates and not changes in credit quality. The securities are guaranteed directly or indirectly by the U.S. Government or U.S. Government Sponsored Enterprises, or are senior-tranche mortgage-backed securities considered investment grade quality by third-party rating agencies. We do not believe any of these unrealized losses are related to credit or other concerns about the collectibility of contractual amounts due.

•	The mortgage-backed securities cannot be settled at maturity or through prepayment in such a way that we would not recover substantially all of our recorded investment. We do not have significant purchase premiums on the securities. Additionally, we have no specific plans to sell these mortgage-backed securities and we have the ability to hold them to maturity.

FINANCIAL SERVICES

NOTES TO SUMMARIZED FINANCIAL STATEMENTS — (Continued)

Note E — Real Estate

Real estate consists of:

	At Year-End
	2005	2004
	(In millions)

Real estate held for development and sale	$219	$231
Income producing properties	42	46
Investments in real estate partnerships	76	54
Foreclosed real estate	2	4

	339	335
Accumulated depreciation	(17)	(21)
Valuation allowance	—	(7)

Real estate, net	$322	$307

Please read Note H to the Financial Services Summarized Financial Statements for information related to real estate borrowings. At year-end 2005, we have interests (ranging from 25 to 50 percent) in a number of real estate partnerships that we account for using the equity method. We provide development services for some of these partnerships. We have not recognized any significant fees for these services. Our equity in earnings of partnerships in 2005 and 2004 included a number of partnerships in which we owned a five to ten percent interest. Our investments in these partnerships were liquidated prior to year-end 2005. Combined summarized financial information for these partnerships follows:

	At Year-End
	2005	2004
	(In millions)

Real estate	$184	$319
Total assets	240	378
Debt	76	188
Total liabilities	77	203
Equity	163	175
Our investment in partnerships:
Our share of partnership equity	$82	$62
Unrecognized deferred gain	(8)	(10)
Subordinated debt	2	2

Investment in partnerships	$76	$54

	For the Year
	2005	2004	2003
	(In millions)

Revenues	$145	$56	$40
Earnings	84	42	15
Our equity in earnings (reported in real estate operations)	14	12	8

In 2003, we contributed real estate with a $15 million carrying value to a newly-formed partnership in exchange for $15 million cash and a 50 percent interest in the partnership. We deferred the $15 million gain on the sale and are recognizing it as the partnership sells the real estate to third parties. We recognized $2 million in 2005, $2 million in 2004, and $2 million in 2003.

FINANCIAL SERVICES

NOTES TO SUMMARIZED FINANCIAL STATEMENTS — (Continued)

Note F — Premises and Equipment

Premises and equipment consists of:

	Estimated	At Year-End
Classification	Useful Lives	2005	2004
		(In millions)

Land		$43	$37
Buildings	10 - 40 years	148	131
Leasehold improvements	5 - 20 years	24	23
Furniture, fixtures and equipment	3 - 10 years	91	98

		306	289
Less accumulated depreciation and amortization		(112)	(122)

		$194	$167

We lease equipment and facilities under operating lease agreements. Our future minimum rental commitments under non-cancelable leases with a remaining term in excess of one year, net of related sublease income, were (in millions): 2006 — $12; 2007 — $11; 2008 — $10; 2009 — $8; 2010 — $8; thereafter — $14. Total rent expense was $14 million in 2005, $21 million in 2004, and $21 million in 2003.

Note G — Deposits

Deposits consist of:

	At Year-End
	2005		2004
	Average		Average
	Stated		Stated
	Rate	Amount	Rate	Amount
	(Dollars in millions)

Noninterest bearing demand	N/A	$803	N/A	$519
Interest bearing demand	1.35%	3,416	0.98%	4,377
Savings deposits	0.80%	223	0.68%	241
Certificates of deposit	3.54%	4,759	2.56%	3,827

		$9,201		$8,964

Scheduled maturities of time deposits at year-end 2005 were:

	$100,000 Or	Less Than
	More	$100,000	Total
	(In millions)

3 months or less	$455	$929	$1,384
Over 3 through 6 months	355	701	1,056
Over 6 through 12 months	485	1,106	1,591
Over 12 months	189	539	728

	$1,484	$3,275	$4,759

At year-end 2005, the scheduled maturities of time deposits were (in millions): 2006 — $4,031; 2007 — $337; 2008 — $94; 2009 — $264; 2010 — $32; thereafter — $1.

Note H — Borrowings

Guaranty borrows under agreements with the Federal Home Loan Bank of Dallas (FHLB), and the borrowings are secured by a blanket-floating lien on certain of Guaranty’s loans and by securities Guaranty maintains on deposit at the FHLB.

FINANCIAL SERVICES

NOTES TO SUMMARIZED FINANCIAL STATEMENTS — (Continued)

Information concerning short-term and long-term Federal Home Loan Bank borrowings and repurchase agreements follows:

	2005	2004	2003
	(Dollars in millions)

Short-term FHLB Borrowings:
At year-end:
Balance	$4,968	$2,055	$1,823
Weighted average interest rate	4.0%	2.1%	1.0%
For the year:
Average daily balance	$3,084	$2,161	$858
Maximum month-end balance	$4,968	$2,908	$1,871
Weighted average interest rate	3.4%	1.4%	1.2%
Long-term FHLB Borrowings:
At year-end:
Balance	$1,924	$2,662	$3,169
Weighted average interest rate	3.7%	3.7%	3.6%
Repurchase Agreements:
At year-end:
Balance	$—	$787	$1,327
Weighted average interest rate	—	2.3%	1.1%
For the year:
Average daily balance	$144	$1,155	$2,415
Maximum month-end balance	$711	$1,696	$3,060
Weighted average interest rate	2.5%	1.3%	1.2%

Borrowings of our real estate and insurance operations consist of:

	At Year-End
	2005	2004
	(In millions)

Subordinated debentures — average rate of 6.47% in 2005 and 4.63% in 2004, payable in 2013 through 2014	$100	$100
Senior bank credit facility — average rate of 6.04% in 2005 and 3.94% in 2004, payable in 2006, primarily real estate related	74	65
Other indebtedness due through 2014 at interest rates from 4.50% to 10.25%, secured primarily by real estate	37	41

	$211	$206

The parent company has guaranteed $20 million of the senior bank credit facility.

Interest expense consists of:

	For the Year
	2005	2004	2003
	(In millions)

Short-term FHLB borrowings	$103	$31	$10
Long-term FHLB borrowings	84	107	109
Repurchase agreements	4	15	29
Preferred stock issued by subsidiaries	17	12	11
Other borrowings	13	10	10

	$221	$175	$169

FINANCIAL SERVICES

NOTES TO SUMMARIZED FINANCIAL STATEMENTS — (Continued)

Stated maturities of borrowings are:

	Payment Due or Expiring by Year
	Total	2006	2007	2008	2009	2010	Thereafter
	(In millions)

FHLB borrowings	$6,892	$5,588	$955	$250	$99	$—	$—
Other borrowings	211	83	4	23	1	—	100

Total	$7,103	$5,671	$959	$273	$100	$—	$100

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

At year-end 2005, the liquidation preference of the outstanding preferred stock issued by the subsidiaries was $305 million and is included in Preferred stock issued by subsidiaries. Total dividends paid on this preferred stock were $17 million in 2005, $12 million in 2004 and $11 million in 2003, and are included in interest expense on borrowed funds. The weighted average dividend rate paid to GPCC preferred shareholders was 4.71 percent in 2005, 2.85 percent in 2004 and 2.60 percent in 2003. The weighted average floating dividend rate paid to GPCC II floating rate preferred shareholders was 5.69 percent in 2005, 3.83 percent in 2004, and 3.58 percent in 2003.

Note J — Mortgage Loan Servicing

We sold all of our third-party mortgage servicing rights in December 2004 and recognized a loss of $11 million, which is included in charges related to asset impairments and severance in noninterest expense. We serviced mortgage loans for third parties of approximately $8.1 billion as of year-end 2003.

FINANCIAL SERVICES

NOTES TO SUMMARIZED FINANCIAL STATEMENTS — (Continued)

Capitalized mortgage servicing rights, net of accumulated amortization, were:

	For the Year
	2004	2003
	(In millions)

Balance, beginning of year	$100	$120
Additions	19	44
Amortization expense	(28)	(63)
Sales	(91)	(1)

	—	100
Valuation allowance	—	(11)

Balance, end of year	$—	$89

Note K — Derivative Instruments

We enter into interest rate lock commitments with mortgage borrowers for loans we intend to sell and loans we intend to keep. We record interest rate lock commitments for loans we intend to sell as derivatives at fair value in the balance sheet, with changes in fair value included in loan origination and sale of loans income. At inception, we value these interest rate lock commitments at zero. Subsequent value estimates are made using quoted market prices for equivalent rate loans, adjusted for the percentage likelihood the interest rate lock commitment will ultimately become a funded mortgage loan. We also enter into forward commitments to sell loans and mortgage-backed securities to hedge the value of the interest rate lock commitments and loans held for sale. We typically designate forward sale commitments that hedge mortgage loans held for sale as fair-value hedges if we can demonstrate the sale commitment is highly effective at offsetting changes in value of the mortgage loans. Hedge ineffectiveness was not significant in 2005, 2004, and 2003. At year-end 2005, we had commitments to originate or purchase mortgage loans totaling $105 million and commitments to sell mortgage loans totaling $134 million.

Note L — Noninterest Expense

In 2004 and 2005, we took actions to reduce costs and our exposure to changing market conditions, including a slow-down in refinancing activity. In late 2004, we repositioned our mortgage origination activities to focus on originating mortgage loans for our own portfolio and, to a lesser extent, for sale to others, through brokers and correspondent networks and in certain retail channels, including the retail branches of Guaranty. As a result, we closed or sold 145 mortgage origination outlets and terminated over 1,300 employees. In late 2005, we further repositioned our mortgage origination activities by eliminating our wholesale origination network. These actions affected 250 employees and resulted in the sale or closure of 11 mortgage origination outlets subsequent to year-end 2005. As a result, we recognized charges and expenses of $5 million in 2005 and $34 million in 2004. It is likely that we will incur additional charges and expenses in 2006. Our future mortgage origination efforts will focus on direct mortgage lending to consumers through our banking centers, and we will continue to restructure our mortgage origination capabilities.

Charges related to asset impairments and severance included in noninterest expense consist of:

	For the Year
	2005	2004	2003
	(In millions)

Severance	$2	$9	$4
Loss on closure of origination facilities	—	11	—
Loss on sale of mortgage servicing rights	—	11	—
Other	3	3	1

	$5	$34	$5

FINANCIAL SERVICES

NOTES TO SUMMARIZED FINANCIAL STATEMENTS — (Continued)

A summary of the activity within our accruals for exit costs follows:

	Beginning		Cash	End of
	of Year	Additions	Payments	Year
	(In millions)

Year 2005
Involuntary employee terminations	$3	$2	$(3)	$2
Contract termination penalties	2	—	(1)	1
Other	6	—	(3)	3

Total	$11	$2	$(7)	$6

Year 2004
Involuntary employee terminations	$—	$9	$(6)	$3
Contract termination penalties	—	2	—	2
Other	—	8	(2)	6

Total	$—	$19	$(8)	$11

Other expense included in noninterest expense consists of:

	For the Year
	2005	2004	2003
	(In millions)

Furniture, fixtures and equipment	$20	$22	$22
Leased equipment depreciation	6	8	8
Advertising and promotional	20	22	19
Travel and other employee	11	11	13
Professional services	16	21	14
Other	60	71	45

Other noninterest expense	$133	$155	$121

Note M — Capital Adequacy and Other Regulatory Matters

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

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Guaranty must meet specific capital guidelines that involve quantitative measures of Guaranty’s assets, liabilities and certain off-balance-sheet items such as unfunded credit commitments, as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. At year-end 2005, Guaranty met or exceeded all of its capital adequacy requirements.

At year-end 2005, the most recent notification from regulators categorized Guaranty as “well capitalized.” The following table sets forth Guaranty’s actual capital amounts and ratios along with the minimum capital amounts and ratios Guaranty must maintain to meet capital adequacy requirements and to be categorized as “well capitalized.”

			For Capital			For Categorization
			Adequacy			As ‘‘Well
	Actual		Requirements			Capitalized”
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in millions)

At year-end 2005:
Total Risk-Based Ratio (Risk-based capital/Total risk-weighted assets)	$1,293	10.54%	≥$	981	≥ 8.00%	≥ $	1,227	≥10.00%
Tier 1 (Core) Risk-Based Ratio (Core capital/Total risk-weighted assets)	$1,213	9.89%	≥ $	491	≥ 4.00%	≥ $	736	≥6.00%
Tier 1 (Core) Leverage Ratio (Core capital/Adjusted tangible assets)	$1,213	6.94%	≥ $	699	≥ 4.00%	≥$	874	≥5.00%
Tangible Ratio (Tangible equity/Tangible assets)	$1,213	6.94%	≥$	350	≥2.00%		N/A	N/A
At year-end 2004:
Total Risk-Based Ratio (Risk-based capital/Total risk-weighted assets)	$1,219	10.83%	≥ $	901	≥8.00%	≥$	1,126	≥10.00%
Tier 1 (Core) Risk-Based Ratio (Core capital/Total risk-weighted assets)	$1,096	9.74%	≥$	450	≥4.00%	≥$	675	≥6.00%
Tier 1 (Core) Leverage Ratio (Core capital/Adjusted tangible assets)	$1,096	6.89%	≥ $	636	≥4.00%	≥$	795	≥5.00%
Tangible Ratio (Tangible equity/Tangible assets)	$1,096	6.89%	≥$	318	≥2.00%		N/A	N/A

As we previously disclosed, in 2004 the OTS and Guaranty entered into a Stipulation and Consent to the Issuance of an Order to Cease and Desist for Affirmative Relief (Consent Order) related to findings and required corrective actions associated with its mortgage origination activities. Under the Consent Order, Guaranty agreed, among other things, to take certain actions primarily related to its repositioned mortgage origination activities, including strengthening its regulatory compliance controls and management, enhancing its suspicious activity reporting and regulatory training programs, and implementing improved risk assessment and loan application register programs. Guaranty has implemented the corrective actions necessitated by the Consent Order. Additionally, we further repositioned our mortgage origination activities in 2005, substantially reducing the volume of activity to which the corrective actions apply. The Consent Order remains in effect, but has had no significant on-going impact on the operations of Guaranty or its ability to pay dividends to the parent company. We have not incurred any significant financial loss as a result of this matter and have no reason to believe that the matters addressed in the Consent Order will have a significant effect on Guaranty’s long-term operations or cash flows.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no changes in or disagreements with our independent registered public accounting firm to report under this item.

Item 9A.	Controls and Procedures

(a) Disclosure controls and procedures

Our chief executive officer and chief financial officer participated with our management in an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are adequate and effective to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

(b) Internal control over financial reporting

Management’s report on internal control over financial reporting and the attestation report of our independent registered public accounting firm on that report are included in Item 8. Financial Statements and Supplementary Data.

During the fourth quarter of our fiscal year, there was no change to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Set forth below is certain information about the members of our Board of Directors:

		Year First
		Elected to
Name	Age	the Board	Principal Occupation

Kenneth M. Jastrow, II	58	1998	Chairman and Chief Executive Officer of Temple-Inland Inc.
Afsaneh M. Beschloss	50	2002	President and Chief Executive Officer of The Rock CreekGroup
Dr. Donald M. Carlton	68	2003	Former President and Chief Executive Officer of Radian International LLC
Cassandra C. Carr	61	2004	Senior Advisor, Public Strategies, Inc.
E. Linn Draper, Jr.	64	2004	Former Chairman, President and Chief Executive Officer of AmericanElectric Power Company, Inc.
Larry R. Faulkner	60	2005	President of Houston Endowment Inc.
James T. Hackett	52	2000	Chairman, President and Chief Executive Officer ofAnadarko Petroleum Corporation
Jeffrey M. Heller	66	2004	President and Chief Operating Officer of Electronic Data Systems, Inc.
James A. Johnson	62	2000	Vice Chairman of Perseus LLC
W. Allen Reed	58	2000	Chairman of the Board of General Motors Asset Management Corporation
Arthur Temple III	64	1983	Chairman of the Board of First Bank & Trust, East Texas and the T.L.L. Temple Foundation
Larry E. Temple	70	1991	Attorney-at-law

The remaining information required by this item is incorporated herein by reference from our definitive proxy statement, involving the election of directors, to be filed pursuant to Regulation 14A with the SEC not later than 120 days after the end of the fiscal year covered by this Form 10-K (or Definitive Proxy Statement). Information required by this item concerning executive officers is included in Part I of this report.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference from our Definitive Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of the fiscal year ended December 31, 2005, with respect to compensation plans under which our Common Stock may be issued:

Number of Securities
Remaining Available
for Future Issuance
	Number of Securities	Weighted-Average	Under Equity
	to be Issued Upon	Exercise Price of	Compensation Plans
	Exercise of Outstanding	Outstanding Options,	(Excluding Securities
	Options, Warrants and	Warrants and	Reflected in Column(a))
Plan Category	Rights(a)	Rights(b)	(c)

Equity compensation plans approved by security holders	9,160,337	$24.75	3,068,468
Equity compensation plans not approved by security holders	None	None	None

Total	9,160,337	$24.75	3,068,468

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

The Financial Accounting Standards Board has issued SFAS No. 123 (revised December 2004), Share based payment, which requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on their estimated fair value. SFAS No. 123R will be effective for us beginning first quarter 2006. The effects of SFAS No. 123R on our earnings or financial position will be significantly mitigated because we were already charging to expense, over the vesting period, the fair value of employee stock options granted in 2003, 2004, and 2005.

The remaining information required by this item is incorporated by reference from our Definitive Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

The information required by this item is incorporated by reference from our Definitive Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference from our Definitive Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents Filed as Part of Report.

1. Financial Statements

Our consolidated financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K.

2. Financial Statement Schedules

All schedules are omitted as the required information is either inapplicable or the information is presented in our consolidated financial statements and notes thereto in Item 8 above.

3. Exhibits

Exhibit
Number		Exhibit

3.01	—	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.01 to registration statement on Form S-1 (Reg. No. 2-87570) filed by the Company with the Commission on November 2, 1983)
3.02	—	Certificate of Amendment to the Certificate of Incorporation of the Company, effective May 4, 1987 (incorporated by reference to Exhibit 4.01 to post-effective amendment No. 2 to registration statement on Form S-8 (Reg. No. 2-88202) filed by the Company with the Commission on November 16, 1987)
3.03	—	Certificate of Amendment to the Certificate of Incorporation of the Company, effective May 5, 1990 (incorporated by reference to Exhibit 4.01 to post-effective amendment No. 2 to registration statement on Form S-8 (Reg. No. 33-25650) filed by the Company with the Commission on June 14, 1990)
3.04	—	By-laws of the Company as amended and restated May 2, 2002 (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended September 28, 2002, and filed with the Commission on November 12, 2002)
4.01	—	Form of Specimen Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.03 to registration statement on Form S-8 (Reg. No. 33-27286) filed by the Company with the Commission on March 2, 1989)
4.02	—	Indenture dated as of September 1, 1986, between the Registrant and Chemical Bank, as Trustee (or Senior Notes Indenture) (incorporated by reference to Exhibit 4.01 to registration statement on Form S-1 (Reg. No. 33-8362) filed by the Company with the Commission on August 29, 1986)
4.03	—	First Supplemental Indenture to the Senior Notes Indenture, dated as of April 15, 1988, between the Company and JPMorgan Chase Bank, N.A. (formerly known as The Chase Manhattan Bank and Chemical Bank), as Trustee (incorporated by reference to Exhibit 4.02 to registration statement on Form S-3, Registration No. 33-20431, filed with the Commission on March 2, 1988)
4.04	—	Second Supplemental Indenture to the Senior Notes Indenture, dated as of December 27, 1990, between the Company and JPMorgan Chase Bank, N.A. (formerly known as The Chase Manhattan Bank and Chemical Bank), as Trustee (incorporated by reference to Exhibit 4.03 to Form 8-K, filed with the Commission on December 27, 1990)
4.05	—	Third Supplemental Indenture to the Senior Notes Indenture, dated as of May 9, 1991, between the Company and JPMorgan Chase Bank, N.A. (formerly known as The Chase Manhattan Bank and Chemical Bank), as Trustee (incorporated by reference to Exhibit 4 to Form 10-Q for the quarter ended June 29, 1991, filed with the Commission on August 7, 1991)
4.06	—	Form of Fixed-rate Medium Term Note, Series D, of the Company (incorporated by reference to Exhibit 4.05 to registration statement on Form S-3 (Reg. No. 33-43978) filed by the Company with the Commission on November 14, 1991)
4.07	—	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, dated February 16, 1989 (incorporated by reference to Exhibit 4.04 to the Company’s Form 10-K for the year ended December 31, 1988, and filed with the Commission on March 21, 1989)
4.08	—	Rights Agreement, dated February 20, 1999, between the Company and Equiserve Trust Company, N.A. (f/k/a First Chicago Trust Company of New York), as Rights Agent (incorporated by reference to Exhibit 1 to the Company’s registration statement on Form 8A filed with the Commission on February 19, 1999)
4.09	—	Form of Fixed-rate Medium Term Note, Series F, of the Company (incorporated by reference to Exhibit 4.05 to the Company’s Form 8-K filed with the Commission on June 3, 1998)

Exhibit
Number			Exhibit

4.10		—	Form of 5.003% Senior Note due 2007 of the Company (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed with the Commission on May 3, 2002)
4.11		—	Form of 7.875% Senior Notes due 2012 of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Commission on May 3, 2002)
4.12		—	Form of 6.375% Senior Notes due 2016 of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Commission on December 6, 2005)
4.13		—	Form of 6.625% Senior Notes due 2018 of the Company (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed with the Commission on December 6, 2005)
10.01		—	Credit Agreement dated July 28, 2005, with Bank of America, N.A., as administrative agent and L/C Issuer; Citibank, N.A. and The Toronto Dominion Bank, as co-syndication agents; BNP Paribas and The Bank Of Nova Scotia, as co-documentation agents; Banc of America Securities LLC and Citigroup Global Markets Inc., as joint lead arrangers and joint book managers; and the lenders party thereto (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on August 1, 2005)
10.02	*	—	Temple-Inland Inc. 1993 Stock Option Plan (incorporated by reference to the Company’s definitive proxy statement in connection with the Annual Meeting of Shareholders held May 6, 1994, and filed with the Commission on March 21, 1994)
10.03	*	—	Temple-Inland Inc. 1997 Stock Option Plan (incorporated by reference to the Company’s Definitive Proxy Statement in connection with the Annual Meeting of Shareholders held May 2, 1997, and filed with the Commission on March 17, 1997), as amended May 7, 1999 (incorporated by reference to the Company’s definitive proxy statement in connection with the Annual Meeting of Shareholders held May 7, 1999, and filed with the Commission on March 26, 1999)
10.04	*	—	Temple-Inland Inc. 1997 Restricted Stock Plan (incorporated by reference to the Company’s Definitive Proxy Statement in connection with the Annual Meeting of Shareholders held May 2, 1997, and filed with the Commission on March 17, 1997)
10.05	*	—	Temple-Inland Inc. 2001 Stock Incentive Plan (incorporated by reference to the Company’s definitive proxy statement in connection with the Annual Meeting of Shareholders held May 4, 2001, and filed with the Commission on March 23, 2001)
10.06	*	—	Temple-Inland Inc. 2003 Stock Incentive Plan (incorporated by reference to Appendix A of the Company’s definitive proxy statement dated March 31, 2003, and prepared in connection with the annual meeting of stockholders held May 2, 2003)
10.07	*	—	Form of Nonqualified Stock Option Agreement issued pursuant to the Temple-Inland Inc. 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K for the year ended January 3, 2004, and filed with the Commission on February 23, 2004)
10.08	*	—	Revised Form of Performance Stock Units Agreement issued pursuant to the Temple-Inland Inc. 2003 Stock Incentive Plan (1)
10.09	*	—	Revised Form of Restricted Stock Unit Agreement issued pursuant to the Temple-Inland Inc. 2003 Stock Incentive Plan (1)
10.10	*	—	Revised Form of Nonqualified Stock Option Agreement for Non-Employee Directors issued pursuant to the Temple-Inland Inc. 2003 Stock Incentive Plan (1)
10.11	*	—	Temple-Inland Inc. Stock Deferral and Payment Plan (as amended and restated effective February 2, 2001) (incorporated by reference to the Company’s definitive proxy statement in connection with the Annual Meeting of Shareholders held May 4, 2001, and filed with the Commission on March 23, 2001)
10.12	*	—	Temple-Inland Inc. Directors’ Fee Deferral Plan (incorporated by reference to the Company’s definitive proxy statement in connection with the Annual Meeting of Shareholders held May 4, 2001, and filed with the Commission on March 23, 2001)
10.13	*	—	Temple-Inland Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2001 filed with the Commission on August 14, 2001)
10.14	*	—	Employment Agreement between the company and Kenneth M. Jastrow, II, dated February 11, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 11, 2005)
10.15	*	—	Employment Agreement and Change in Control Agreement dated June 1, 2003, between the Company and J. Patrick Maley III (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 28, 2003, and filed with the Commission on November 12, 2003)

Exhibit
Number			Exhibit

10.16	*	—	Letter Agreement with M. Richard Warner dated November 4, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 7, 2005)
10.17	*	—	Change in Control Agreement dated October 2, 2000, between the Company and Kenneth M. Jastrow, II (incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K for the year ended December 30, 2000, and filed with the Commission on March 5, 2001), as amended on February 11, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 11, 2005)
10.18	*	—	Change in Control Agreement dated October 2, 2000, between the Company and Bart J. Doney (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K for the year ended December 30, 2000, and filed with the Commission on March 5, 2001)
10.19	*	—	Change in Control Agreement dated October 2, 2000, between the Company and Kenneth R. Dubuque (incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K for the year ended December 30, 2000, and filed with the Commission on March 5, 2001)
10.20	*	—	Change in Control Agreement dated October 2, 2000, between the Company and Jack C. Sweeny (incorporated by reference to Exhibit 10.29 to the Company’s Form 10-K for the year ended December 30, 2000, and filed with the Commission on March 5, 2001)
10.21	*	—	Change in Control Agreement dated October 2, 2000, between the Company and M. Richard Warner (incorporated by reference to Exhibit 10.30 to the Company’s Form 10-K for the year ended December 30, 2000, and filed with the Commission on March 5, 2001)
10.22	*	—	Change in Control Agreement dated October 2, 2000, between the Company and Randall D. Levy (incorporated by reference to Exhibit 10.31 to the Company’s Form 10-K for the year ended December 30, 2000, and filed with the Commission on March 5, 2001)
10.23	*	—	Change in Control Agreement dated October 2, 2000, between the Company and Louis R. Brill (incorporated by reference to Exhibit 10.32 to the Company’s Form 10-K for the year ended December 30, 2000, and filed with the Commission on March 5, 2001)
10.24	*	—	Change in Control Agreement dated October 2, 2000, between the Company and Scott Smith (incorporated by reference to Exhibit 10.33 to the Company’s Form 10-K for the year ended December 30, 2000, and filed with the Commission on March 5, 2001)
10.25	*	—	Change in Control Agreement dated October 2, 2000, between the Company and Doyle R. Simons (incorporated by reference to Exhibit 10.34 to the Company’s Form 10-K for the year ended December 30, 2000, and filed with the Commission on March 5, 2001)
10.26	*	—	Change in Control Agreement dated October 2, 2000, between the Company and David W. Turpin (incorporated by reference to Exhibit 10.35 to the Company’s Form 10-K for the year ended December 30, 2000, and filed with the Commission on March 5, 2001)
10.27	*	—	Change in Control Agreement dated October 2, 2000, between the Company and Leslie K. O’Neal (incorporated by reference to Exhibit 10.36 to the Company’s Form 10-K for the year ended December 30, 2000, and filed with the Commission on March 5, 2001)
10.28	*	—	Change in Control Agreement dated November 1, 2002, between the Company and J. Bradley Johnston (incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K for the year ended December 28, 2002, and filed with the Commission on March 20, 2003)
21		—	Subsidiaries of the Company (1)
23		—	Consent of Ernst & Young LLP (1)
31.1		—	Certification of Chief Executive Officer pursuant to Exchange Act rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
31.2		—	Certification of Chief Financial Officer pursuant to Exchange Act rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
32.1		—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
32.2		—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

*	Management contract or compensatory plan or arrangement.

(1)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Temple-Inland Inc.
(Registrant)

By:	/s/ Kenneth M. Jastrow, II
Kenneth M. Jastrow, II
Chairman of the Board and
Chief Executive Officer
Date: March 7, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Kenneth M. Jastrow, II Kenneth M. Jastrow, II	Director, Chairman of the Board, and Chief Executive Officer	March 7, 2006

/s/ Randall D. Levy Randall D. Levy	Chief Financial Officer	March 7, 2006

/s/ Louis R. Brill Louis R. Brill	Vice President and Chief Accounting Officer	March 7, 2006

/s/ Afsaneh M. Beschloss Afsaneh M. Beschloss	Director	March 7, 2006

/s/ Donald M. Carlton Donald M. Carlton	Director	March 7, 2006

/s/ Cassandra C. Carr Cassandra C. Carr	Director	March 7, 2006

/s/ E. Linn Draper, Jr. E. Linn Draper, Jr.	Director	March 7, 2006

/s/ Larry R. Faulkner Larry R. Faulkner	Director	March 7, 2006

/s/ James T. Hackett James T. Hackett	Director	March 7, 2006

/s/ Jeffrey M. Heller Jeffrey M. Heller	Director	March 7, 2006

/s/ James A. Johnson James A. Johnson	Director	March 7, 2006

/s/ W. Allen Reed W. Allen Reed	Director	March 7, 2006

/s/ Arthur Temple III Arthur Temple III	Director	March 7, 2006

/s/ Larry E. Temple Larry E. Temple	Director	March 7, 2006

EXHIBIT INDEX

Exhibit
Number		Exhibit

3.01	—	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.01 to registration statement on Form S-1 (Reg. No. 2-87570) filed by the Company with the Commission on November 2, 1983)
3.02	—	Certificate of Amendment to the Certificate of Incorporation of the Company, effective May 4, 1987 (incorporated by reference to Exhibit 4.01 to post-effective amendment No. 2 to registration statement on Form S-8 (Reg. No. 2-88202) filed by the Company with the Commission on November 16, 1987)
3.03	—	Certificate of Amendment to the Certificate of Incorporation of the Company, effective May 5, 1990 (incorporated by reference to Exhibit 4.01 to post-effective amendment No. 2 to registration statement on Form S-8 (Reg. No. 33-25650) filed by the Company with the Commission on June 14, 1990)
3.04	—	By-laws of the Company as amended and restated May 2, 2002 (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended September 28, 2002, and filed with the Commission on November 12, 2002)
4.01	—	Form of Specimen Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.03 to registration statement on Form S-8 (Reg. No. 33-27286) filed by the Company with the Commission on March 2, 1989)
4.02	—	Indenture dated as of September 1, 1986, between the Registrant and Chemical Bank, as Trustee (or Senior Notes Indenture) (incorporated by reference to Exhibit 4.01 to registration statement on Form S-1 (Reg. No. 33-8362) filed by the Company with the Commission on August 29, 1986)
4.03	—	First Supplemental Indenture to the Senior Notes Indenture, dated as of April 15, 1988, between the Company and JPMorgan Chase Bank, N.A. (formerly known as The Chase Manhattan Bank and Chemical Bank), as Trustee (incorporated by reference to Exhibit 4.02 to registration statement on Form S-3, Registration No. 33-20431, filed with the Commission on March 2, 1988)
4.04	—	Second Supplemental Indenture to the Senior Notes Indenture, dated as of December 27, 1990, between the Company and JPMorgan Chase Bank, N.A. (formerly known as The Chase Manhattan Bank and Chemical Bank), as Trustee (incorporated by reference to Exhibit 4.03 to Form 8-K, filed with the Commission on December 27, 1990)
4.05	—	Third Supplemental Indenture to the Senior Notes Indenture, dated as of May 9, 1991, between the Company and JPMorgan Chase Bank, N.A. (formerly known as The Chase Manhattan Bank and Chemical Bank), as Trustee (incorporated by reference to Exhibit 4 to Form 10-Q for the quarter ended June 29, 1991, filed with the Commission on August 7, 1991)
4.06	—	Form of Fixed-rate Medium Term Note, Series D, of the Company (incorporated by reference to Exhibit 4.05 to registration statement on Form S-3 (Reg. No. 33-43978) filed by the Company with the Commission on November 14, 1991)
4.07	—	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, dated February 16, 1989 (incorporated by reference to Exhibit 4.04 to the Company’s Form 10-K for the year ended December 31, 1988, and filed with the Commission on March 21, 1989)
4.08	—	Rights Agreement, dated February 20, 1999, between the Company and Equiserve Trust Company, N.A. (f/k/a First Chicago Trust Company of New York), as Rights Agent (incorporated by reference to Exhibit 1 to the Company’s registration statement on Form 8A filed with the Commission on February 19, 1999)
4.09	—	Form of Fixed-rate Medium Term Note, Series F, of the Company (incorporated by reference to Exhibit 4.05 to the Company’s Form 8-K filed with the Commission on June 3, 1998)
4.10	—	Form of 5.003% Senior Note due 2007 of the Company (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed with the Commission on May 3, 2002)
4.11	—	Form of 7.875% Senior Notes due 2012 of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Commission on May 3, 2002)
4.12	—	Form of 6.375% Senior Notes due 2016 of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Commission on December 6, 2005)
4.13	—	Form of 6.625% Senior Notes due 2018 of the Company (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed with the Commission on December 6, 2005)

Exhibit
Number			Exhibit

10.01		—	Credit Agreement dated July 28, 2005, with Bank of America, N.A., as administrative agent and L/C Issuer; Citibank, N.A. and The Toronto Dominion Bank, as co-syndication agents; BNP Paribas and The Bank Of Nova Scotia, as co-documentation agents; Banc of America Securities LLC and Citigroup Global Markets Inc., as joint lead arrangers and joint book managers; and the lenders party thereto (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on August 1, 2005)
10.02	*	—	Temple-Inland Inc. 1993 Stock Option Plan (incorporated by reference to the Company’s definitive proxy statement in connection with the Annual Meeting of Shareholders held May 6, 1994, and filed with the Commission on March 21, 1994)
10.03	*	—	Temple-Inland Inc. 1997 Stock Option Plan (incorporated by reference to the Company’s Definitive Proxy Statement in connection with the Annual Meeting of Shareholders held May 2, 1997, and filed with the Commission on March 17, 1997), as amended May 7, 1999 (incorporated by reference to the Company’s definitive proxy statement in connection with the Annual Meeting of Shareholders held May 7, 1999, and filed with the Commission on March 26, 1999)
10.04	*	—	Temple-Inland Inc. 1997 Restricted Stock Plan (incorporated by reference to the Company’s Definitive Proxy Statement in connection with the Annual Meeting of Shareholders held May 2, 1997, and filed with the Commission on March 17, 1997)
10.05	*	—	Temple-Inland Inc. 2001 Stock Incentive Plan (incorporated by reference to the Company’s definitive proxy statement in connection with the Annual Meeting of Shareholders held May 4, 2001, and filed with the Commission on March 23, 2001)
10.06	*	—	Temple-Inland Inc. 2003 Stock Incentive Plan (incorporated by reference to Appendix A of the Company’s definitive proxy statement dated March 31, 2003, and prepared in connection with the annual meeting of stockholders held May 2, 2003)
10.07	*	—	Form of Nonqualified Stock Option Agreement issued pursuant to the Temple-Inland Inc. 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K for the year ended January 3, 2004, and filed with the Commission on February 23, 2004)
10.08	*	—	Revised Form of Performance Stock Units Agreement issued pursuant to the Temple-Inland Inc. 2003 Stock Incentive Plan (1)
10.09	*	—	Revised Form of Restricted Stock Unit Agreement issued pursuant to the Temple-Inland Inc. 2003 Stock Incentive Plan (1)
10.10	*	—	Revised Form of Nonqualified Stock Option Agreement for Non-Employee Directors issued pursuant to the Temple-Inland Inc. 2003 Stock Incentive Plan (1)
10.11	*	—	Temple-Inland Inc. Stock Deferral and Payment Plan (as amended and restated effective February 2, 2001) (incorporated by reference to the Company’s definitive proxy statement in connection with the Annual Meeting of Shareholders held May 4, 2001, and filed with the Commission on March 23, 2001)
10.12	*	—	Temple-Inland Inc. Directors’ Fee Deferral Plan (incorporated by reference to the Company’s definitive proxy statement in connection with the Annual Meeting of Shareholders held May 4, 2001, and filed with the Commission on March 23, 2001)
10.13	*	—	Temple-Inland Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2001 filed with the Commission on August 14, 2001)
10.14	*	—	Employment Agreement between the company and Kenneth M. Jastrow, II, dated February 11, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 11, 2005)
10.15	*	—	Employment Agreement and Change in Control Agreement dated June 1, 2003, between the Company and J. Patrick Maley III (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 28, 2003, and filed with the Commission on November 12, 2003)
10.16	*	—	Letter Agreement with M. Richard Warner dated November 4, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 7, 2005)

Exhibit
Number			Exhibit

10.17	*	—	Change in Control Agreement dated October 2, 2000, between the Company and Kenneth M. Jastrow, II (incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K for the year ended December 30, 2000, and filed with the Commission on March 5, 2001), as amended on February 11, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 11, 2005)
10.18	*	—	Change in Control Agreement dated October 2, 2000, between the Company and Bart J. Doney (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K for the year ended December 30, 2000, and filed with the Commission on March 5, 2001)
10.19	*	—	Change in Control Agreement dated October 2, 2000, between the Company and Kenneth R. Dubuque (incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K for the year ended December 30, 2000, and filed with the Commission on March 5, 2001)
10.20	*	—	Change in Control Agreement dated October 2, 2000, between the Company and Jack C. Sweeny (incorporated by reference to Exhibit 10.29 to the Company’s Form 10-K for the year ended December 30, 2000, and filed with the Commission on March 5, 2001)
10.21	*	—	Change in Control Agreement dated October 2, 2000, between the Company and M. Richard Warner (incorporated by reference to Exhibit 10.30 to the Company’s Form 10-K for the year ended December 30, 2000, and filed with the Commission on March 5, 2001)
10.22	*	—	Change in Control Agreement dated October 2, 2000, between the Company and Randall D. Levy (incorporated by reference to Exhibit 10.31 to the Company’s Form 10-K for the year ended December 30, 2000, and filed with the Commission on March 5, 2001)
10.23	*	—	Change in Control Agreement dated October 2, 2000, between the Company and Louis R. Brill (incorporated by reference to Exhibit 10.32 to the Company’s Form 10-K for the year ended December 30, 2000, and filed with the Commission on March 5, 2001)
10.24	*	—	Change in Control Agreement dated October 2, 2000, between the Company and Scott Smith (incorporated by reference to Exhibit 10.33 to the Company’s Form 10-K for the year ended December 30, 2000, and filed with the Commission on March 5, 2001)
10.25	*	—	Change in Control Agreement dated October 2, 2000, between the Company and Doyle R. Simons (incorporated by reference to Exhibit 10.34 to the Company’s Form 10-K for the year ended December 30, 2000, and filed with the Commission on March 5, 2001)
10.26	*	—	Change in Control Agreement dated October 2, 2000, between the Company and David W. Turpin (incorporated by reference to Exhibit 10.35 to the Company’s Form 10-K for the year ended December 30, 2000, and filed with the Commission on March 5, 2001)
10.27	*	—	Change in Control Agreement dated October 2, 2000, between the Company and Leslie K. O’Neal (incorporated by reference to Exhibit 10.36 to the Company’s Form 10-K for the year ended December 30, 2000, and filed with the Commission on March 5, 2001)
10.28	*	—	Change in Control Agreement dated November 1, 2002, between the Company and J. Bradley Johnston (incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K for the year ended December 28, 2002, and filed with the Commission on March 20, 2003)
21		—	Subsidiaries of the Company (1)
23		—	Consent of Ernst & Young LLP (1)
31.1		—	Certification of Chief Executive Officer pursuant to Exchange Act rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
31.2		—	Certification of Chief Financial Officer pursuant to Exchange Act rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
32.1		—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
32.2		—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

*	Management contract or compensatory plan or arrangement.

(1)	Filed herewith