Form 10-Q
period 2006-04-01
TEMPLE INLAND INC
filed 2006-05-09
CIK 731939

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended April 1, 2006
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of common shares outstanding
Class	as of April 1, 2006

Common Stock (par value $1.00 per share)	110,491,122

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEET
TEMPLE-INLAND INC. AND SUBSIDIARIES
First Quarter-End 2006
Unaudited

	Parent	Financial
	Company	Services	Consolidated
	(In millions)
ASSETS
Cash and cash equivalents	$11	$338	$349
Trade receivables, less allowances of $14	472	––	472
Inventories	422	––	422
Timber and timberland	386	––	386
Real estate	412	––	412
Loans held for sale	––	49	49
Loans, net of allowance for loan losses of $69	––	10,037	10,037
Securities available-for-sale	––	621	621
Securities held-to-maturity	––	5,616	5,616
Investment in Federal Home Loan Bank stock	––	303	303
Property, premises, and equipment	1,675	203	1,878
Goodwill	365	159	524
Other intangible assets	––	30	30
Prepaid expenses and other assets	433	214	595
Investment in financial services	1,050	––	––

TOTAL ASSETS	$5,226	$17,570	$21,694

LIABILITIES
Accounts payable, accrued expenses, and other liabilities	$716	$166	$860
Long-term debt and other borrowings	1,834	101	1,935
Deposits	––	9,284	9,273
Obligations to settle trade date securities	––	356	356
Federal Home Loan Bank borrowings	––	6,308	6,308
Deferred income taxes	167	––	148
Pension liability	266	––	266
Postretirement benefits	137	––	137
Preferred stock issued by subsidiaries	––	305	305

TOTAL LIABILITIES	3,120	16,520	19,588

SHAREHOLDERS’ EQUITY
Preferred stock — par value $1 per share:
authorized 25,000,000 shares; none issued			––
Common stock — par value $1 per share: authorized 200,000,000 shares; issued 123,605,344 shares, including shares held in the treasury			124
Additional paid-in capital			454
Accumulated other comprehensive loss			(191)
Retained earnings			2,190

			2,577

Cost of shares held in the treasury: 13,114,222 shares			(471)

TOTAL SHAREHOLDERS’ EQUITY			2,106

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY			$21,694

Please read the notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET
TEMPLE-INLAND INC. AND SUBSIDIARIES
Year-End 2005
Unaudited

	Parent	Financial
	Company	Services	Consolidated
	(In millions)
ASSETS
Cash and cash equivalents	$13	$431	$441
Trade receivables, less allowances of $14	411	––	411
Inventories	425	––	425
Timber and timberland	394	––	394
Real estate	403	––	403
Loans held for sale	––	280	280
Loans, net of allowance for loan losses of $74	––	9,845	9,845
Securities available-for-sale	––	654	654
Securities held-to-maturity	––	5,558	5,558
Investment in Federal Home Loan Bank stock	––	300	300
Property, premises, and equipment	1,633	193	1,826
Goodwill	236	159	395
Other intangible assets	––	31	31
Prepaid expenses and other assets	469	240	667
Investment in financial services	1,017	––	––

TOTAL ASSETS	$5,001	$17,691	$21,630

LIABILITIES
Accounts payable, accrued expenses, and other liabilities	$750	$175	$909
Long-term debt and other borrowings	1,599	101	1,700
Deposits	––	9,201	9,194
Federal Home Loan Bank borrowings	––	6,892	6,892
Deferred income taxes	165	––	143
Pension liability	270	––	270
Postretirement benefits	137	––	137
Preferred stock issued by subsidiaries	––	305	305

TOTAL LIABILITIES	2,921	16,674	19,550

SHAREHOLDERS’ EQUITY
Preferred stock — par value $1 per share:
authorized 25,000,000 shares; none issued			––
Common stock — par value $1 per share: authorized 200,000,000 shares; issued 123,605,344 shares, including shares held in the treasury			124
Additional paid-in capital			445
Accumulated other comprehensive loss			(189)
Retained earnings			2,141

			2,521

Cost of shares held in the treasury: 12,630,953 shares			(441)

TOTAL SHAREHOLDERS’ EQUITY			2,080

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY			$21,630

Please read the notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
TEMPLE-INLAND INC. AND SUBSIDIARIES
Unaudited

	First Quarter
	2006	2005
	(In millions, except per share)
REVENUES
Manufacturing and real estate	$1,101	$999
Financial services	283	222

	1,384	1,221

COSTS AND EXPENSES
Manufacturing and real estate	(992)	(939)
Financial services	(237)	(180)

	(1,229)	(1,119)

OPERATING INCOME	155	102
Parent company interest	(33)	(29)
Other non-operating income (expense)	––	1

INCOME BEFORE INCOME TAXES	122	74
Income tax expense	(46)	(29)

INCOME FROM CONTINUING OPERATIONS	76	45
Discontinued operations	––	––

NET INCOME	$76	$45

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	111.1	112.5
Diluted	113.4	115.7

EARNINGS PER SHARE
Basic:
Income from continuing operations	$0.68	$0.40
Discontinued operations	––	––

Net income	$0.68	$0.40

Diluted:
Income from continuing operations	$0.67	$0.39
Discontinued operations	––	––

Net income	$0.67	$0.39

DIVIDENDS PAID PER SHARE OF COMMON STOCK	$0.25	$0.225

Please read the notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
TEMPLE-INLAND INC. AND SUBSIDIARIES
Unaudited

	First Quarter
	2006	2005
	(In millions)
CASH PROVIDED BY (USED FOR) OPERATIONS
Net income	$76	$45
Adjustments:
Depreciation and amortization	61	62
Amortization and accretion of financial instruments discounts and premiums, net	7	4
Provision for credit losses	2	2
Deferred income taxes	6	10
Non-cash real estate cost of sales	14	12
Real estate development expenditures	(10)	(11)
Other non-cash charges and (credits), net	––	4
Other	6	15
Changes in:
Receivables	(43)	(65)
Inventories	9	(6)
Prepaid expenses and other	31	9
Accounts payable and accrued expenses	(61)	50
Loans held for sale:
Originations	(116)	(575)
Sales	347	694
Collections on loans serviced for others, net	––	(117)

	329	133

CASH PROVIDED BY (USED FOR) INVESTING
Capital expenditures	(46)	(63)
Sale of non-strategic assets and operations	3	9
Securities available-for-sale, net	33	47
Securities held-to-maturity, net	293	281
Loans originated or acquired, net of principal collected	(194)	(144)
Proceeds from sale of loans and mortgage servicing rights	––	42
Acquisitions, net of cash acquired, and joint ventures	(136)	(33)
Other	1	(4)

	(46)	135

CASH PROVIDED BY (USED FOR) FINANCING
Payments of debt	(372)	(214)
Additions to debt	277	134
Borrowings under accounts receivable securitization facility, net	139	––
Deposits, net	79	165
Repurchase agreements and short-term borrowings, net	(453)	(332)
Cash dividends paid to shareholders	(27)	(25)
Repurchase of common stock	(51)	(104)
Exercise of stock options	27	30
Tax benefit on stock options exercised	6	––
Settlement of equity purchase contracts	––	26
Other	––	(58)

	(375)	(378)

Discontinued operations, principally operating activities	––	(2)

Net increase (decrease) in cash and cash equivalents	(92)	(112)
Cash and cash equivalents at beginning of period	441	372

Cash and cash equivalents at end of period	$349	$260

Please read the notes to consolidated financial statements.

SUMMARIZED BALANCE SHEETS
PARENT COMPANY (TEMPLE-INLAND INC. AND ITS MANUFACTURING AND REAL ESTATE SUBSIDIARIES)
Unaudited

	First
	Quarter-End	Year-End
	2006	2005
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$11	$13
Trade receivables, less allowance for doubtful accounts of $14 in 2006 and 2005	472	411
Inventories:
Finished goods and work in process	99	95
Raw materials	211	224
Supplies and other	112	106

Total inventories	422	425
Prepaid expenses and other	67	94

Total current assets	972	943
Investment in Financial Services	1,050	1,017
Timber and Timberland	386	394
Real Estate	412	403
Property and Equipment
Land and buildings	644	619
Machinery and equipment	3,409	3,337
Construction in progress	66	62
Less allowances for depreciation	(2,444)	(2,385)

Total property and equipment	1,675	1,633
Goodwill	365	236
Assets Held for Sale	34	34
Other Assets	332	341

TOTAL ASSETS	$5,226	$5,001

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$192	$200
Accrued employee compensation and benefits	64	101
Accrued interest	32	19
Accrued property taxes	15	27
Other accrued expenses	142	136
Liabilities of discontinued operations	9	9
Current portion of long-term debt	9	12

Total current liabilities	463	504
Long-Term Debt	1,834	1,599
Deferred Income Taxes	167	165
Pension Liability	266	270
Postretirement Benefits	137	137
Other Long-Term Liabilities	253	246

Total liabilities	3,120	2,921
Shareholders’ Equity	2,106	2,080

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,226	$5,001

Please read the notes to consolidated financial statements.

SUMMARIZED STATEMENTS OF INCOME
PARENT COMPANY (TEMPLE-INLAND INC. AND ITS MANUFACTURING AND REAL ESTATE SUBSIDIARIES)
Unaudited

	First Quarter
	2006	2005
	(In millions)
NET REVENUES	$1,101	$999

COSTS AND EXPENSES
Cost of sales	(914)	(851)
Selling	(34)	(31)
General and administrative	(55)	(45)
Other operating income (expense)	11	(12)

	(992)	(939)

	109	60
FINANCIAL SERVICES EARNINGS	46	42

OPERATING INCOME	155	102
Interest expense	(33)	(29)
Other non-operating income (expense)	––	1

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	122	74
Income tax expense	(46)	(29)

INCOME FROM CONTINUING OPERATIONS	76	45
Discontinued operations	––	––

NET INCOME	$76	$45

Please read the notes to consolidated financial statements.

SUMMARIZED STATEMENTS OF CASH FLOWS
PARENT COMPANY (TEMPLE-INLAND INC. AND ITS MANUFACTURING AND REAL ESTATE SUBSIDIARIES)
Unaudited

	First Quarter
	2006	2005
	(In millions)
CASH PROVIDED BY (USED FOR) OPERATIONS
Net income	$76	$45
Adjustments:
Depreciation and amortization	56	56
Non-cash share-based compensation	16	10
Non-cash pension and postretirement expense	14	15
Cash contribution to pension and postretirement plans	(18)	(17)
Deferred income taxes (benefit)	2	8
Net earnings of financial services	(29)	(26)
Earnings of joint ventures	(12)	(12)
Dividends of earnings from joint ventures	1	7
Non-cash real estate cost of sales	14	12
Real estate development expenditures	(10)	(11)
Other non-cash charges (credits)	––	4
Other	(3)	(1)
Changes in:
Receivables	(43)	(65)
Inventories	9	(6)
Prepaid expenses and other	31	9
Accounts payable and accrued expenses	(61)	50

	43	78

CASH PROVIDED BY (USED FOR) INVESTING
Capital expenditures	(32)	(56)
Sales of non-strategic assets and operations and proceeds from sale of property and equipment	3	1
Acquisitions, net of cash acquired, and joint ventures	(135)	(14)

	(164)	(69)

CASH PROVIDED BY (USED FOR) FINANCING
Payments of debt	(241)	(32)
Additions to debt	277	134
Borrowings under accounts receivable securitization facility, net	139	––
Cash dividends paid to shareholders	(27)	(25)
Repurchase of common stock	(51)	(104)
Exercise of stock options	27	30
Tax benefit on stock options exercised	6	––
Settlement of equity purchase contracts	––	26
Other	(11)	(37)

	119	(8)

Discontinued operations, principally operating cash flows	––	(2)

Net increase (decrease) in cash and cash equivalents	(2)	(1)
Cash and cash equivalents at beginning of period	13	22

Cash and cash equivalents at end of period	$11	$21

Please read the notes to consolidated financial statements.

SUMMARIZED BALANCE SHEETS
FINANCIAL SERVICES
Unaudited

	First
	Quarter-End	Year-End
	2006	2005
	(In millions)
ASSETS
Cash and cash equivalents	$338	$431
Loans held for sale	49	280
Loans, net of allowance for losses of $69 in 2006 and $74 in 2005	10,037	9,845
Securities available-for-sale	621	654
Securities held-to-maturity	5,616	5,558
Investment in Federal Home Loan Bank stock	303	300
Premises and equipment, net	203	193
Accounts, notes, and accrued interest receivable	115	120
Goodwill	159	159
Other intangible assets	30	31
Other assets	99	120

TOTAL ASSETS	$17,570	$17,691

LIABILITIES AND STOCKHOLDER’S EQUITY
Deposits	$9,284	$9,201
Federal Home Loan Bank borrowings	6,308	6,892
Obligations to settle trade date securities	356	––
Other liabilities	166	175
Other borrowings	101	101
Preferred stock issued by subsidiaries	305	305

TOTAL LIABILITIES	16,520	16,674
Shareholder’s Equity	1,050	1,017

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$17,570	$17,691

Please read the notes to consolidated financial statements.

SUMMARIZED STATEMENTS OF INCOME
FINANCIAL SERVICES
Unaudited

	First Quarter
	2006	2005
	(In millions)
Interest Income
Loans and loans held for sale	$166	$129
Securities available-for-sale	11	15
Securities held-to-maturity	62	34
Other earning assets	2	1

Total interest income	241	179

Interest Expense
Deposits	(62)	(39)
Borrowed funds	(75)	(45)

Total interest expense	(137)	(84)

Net Interest Income	104	95
Provision for credit losses	(2)	(2)

Net Interest Income After Provision For Credit Losses	102	93

Noninterest Income
Loan origination and sale of loans	2	6
Insurance commissions and fees	14	13
Service charges on deposits	11	10
Operating lease income	2	1
Other	13	13

Total noninterest income	42	43

Noninterest Expense
Compensation and benefits	(48)	(46)
Insurance operations, other than compensation	(4)	(4)
Occupancy	(6)	(6)
Information systems and technology	(3)	(4)
Charges related to asset impairments and severance	(3)	––
Other	(34)	(34)

Total noninterest expense	(98)	(94)

Income Before Income Taxes	46	42
Income tax expense	(17)	(16)

Net Income	$29	$26

Please read the notes to consolidated financial statements.

SUMMARIZED STATEMENTS OF CASH FLOWS
FINANCIAL SERVICES
Unaudited

	First Quarter
	2006	2005
	(In millions)
CASH PROVIDED BY (USED FOR) OPERATIONS
Net income	$29	$26
Adjustments:
Depreciation	3	5
Depreciation of leased assets	2	1
Provision for credit losses	2	2
Amortization and accretion of financial instrument discounts and premiums, net	7	4
Deferred income taxes	4	2
Changes in:
Loans held for sale:
Originations	(116)	(575)
Sales	347	694
Collections on loans serviced for others, net	––	(117)
Other	8	13

	286	55

CASH PROVIDED BY (USED FOR) INVESTING
Securities available-for-sale:
Purchases	(1)	––
Principal payments and maturities	34	47
Securities held-to-maturity:
Purchases	––	(3)
Principal payments and maturities	293	284
Loans originated or acquired, net of collections	(194)	(144)
Collection of mortgage servicing rights sale receivables	––	42
Acquisitions, net of cash acquired	(1)	(19)
Capital expenditures	(14)	(7)
Other	1	4

	118	204

CASH PROVIDED BY (USED FOR) FINANCING
Deposits, net	84	165
Repurchase agreements and short-term borrowings, net	(453)	(332)
Payments of long-term FHLB and other borrowings	(131)	(182)
Other	3	(21)

	(497)	(370)

Net increase (decrease) in cash and cash equivalents	(93)	(111)
Cash and cash equivalents at beginning of period	431	350

Cash and cash equivalents at end of period	$338	$239

Please read the notes to consolidated financial statements.

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Basis of Presentation
     Our consolidated financial statements are our primary financial statements and include the accounts of Temple-Inland, our manufacturing, real estate and financial services subsidiaries and variable interest entities of which we are the primary beneficiary. We also present as an integral part of the consolidated financial statements, summarized financial statements of Temple-Inland and our manufacturing and real estate subsidiaries, which we refer to as the parent company summarized financial statements, and summarized financial statements of our financial services subsidiaries as well as the significant accounting policies unique to each. We do so to provide a clearer presentation of our different businesses and because almost all of the net assets invested in financial services are subject to regulatory rules and restrictions including restrictions on the payment of dividends to the parent company. As a result, all consolidated assets are not available to satisfy all consolidated liabilities.
     You should read our parent company summarized financial statements and financial services summarized financial statements along with these consolidated financial statements.
     We prepared these unaudited interim financial statements in accordance with generally accepted accounting principles and Securities and Exchange Commission requirements for interim financial statements. As a result, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. However, in our opinion, all adjustments considered necessary for a fair presentation have been included. These adjustments are normal recurring accruals, except as noted. These interim operating results are not necessarily indicative of the results that may be expected for the entire year. For further information, please read the financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
     In conjunction with the classification of a fourth business segment, real estate, beginning first quarter 2006, we transferred about $300 million in real estate assets and $110 million of related borrowings that had been included in our financial services summarized financial statements to our parent company summarized financial statements. Within the parent company summarized financial statements, we reclassified about $100 million of timber and timberland into real estate. As a result, we have reclassified prior period parent company and financial services summarized financial statements to reflect this transfer and reclassification as if they occurred at the beginning of the earliest period presented. The transferred and reclassified assets and liabilities and their related operating results and cash flows were reclassified at their carrying value or historical amounts. Please read Notes 8 and 9 to the Consolidated Financial Statements for further information.
Note 2 – New Accounting Pronouncements
Share-Based Compensation
     Beginning January 2006, we adopted the modified prospective application method contained in Statement of Financial Accounting Standards (SFAS) No. 123 (revised December 2004), Share-Based Payment (SFAS 123(R)), to account for share-based payments. As a result, we will apply this pronouncement to new awards or modifications of existing awards in 2006 and thereafter. We had been expensing over the service period the fair value of share-based compensation awards granted, modified or settled in 2003 through 2005, using the prospective transition method of accounting contained in SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123. The principal effects of adopting SFAS 123(R) are:
•	The fair value of awards granted to retirement eligible employees is expensed at the date of grant because our stock option awards and some of our other awards provide for accelerated or continued vesting upon retirement. Previously, the fair value of these awards was expensed over the expected service period. The change accelerated about $7 million of expense into first quarter 2006 related to awards granted in 2006. We will continue to expense the fair value of awards granted prior to 2006 over the expected service period.

•	Forfeitures over the expected term of the award are estimated at the date of grant and the estimates adjusted to reflect actual subsequent forfeitures. Previously, we had reflected forfeitures as they occurred. The effect of this change was not significant.

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
•	Tax benefits recognized as a result of the exercise of employee stock options are classified as a financing cash flow. Previously, we had classified tax benefits as an operating cash flow.

•	The fair value of unvested outstanding options at the beginning of first quarter 2006 will be expensed over the remaining service period. The effect of this change was not significant because of our accounting for options at fair value determined at the date of grant beginning in 2003. As a result this applied only to our unvested outstanding options granted prior to 2003.
     Adoption of this new pronouncement did not change the methodology we use to determine the fair value of our share-based compensation arrangements. We use the Black-Scholes-Merton option-pricing model for stock options and the grant date or period-end fair value of our common stock for all other awards.
     Prior to 2003, we used the intrinsic value method in accounting for stock options. As a result, no share-based compensation expense related to those stock options granted prior to 2003 is reflected in net income for 2005 and prior years. The following table illustrates the effect on net income and earnings per share as if the fair value method had been applied to all options granted.

First Quarter
2005
(In millions,
except per share)
Net income, as reported	$45
Add: Share-based compensation expense, net of related tax effects, included in the determination of reported net income	6
Deduct: Total share-based compensation expense, net of related tax effects, determined under the fair value based method for all awards	(7)

Pro forma net income	$44

Earnings per share:
Basic, as reported	$0.40
Basic, pro forma	$0.39

Diluted, as reported	$0.39
Diluted, pro forma	$0.38
Pending Accounting Pronouncements
     Beginning second quarter 2006, we will begin applying EITF Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty, to new inventory exchange arrangements. As a result, we will begin valuing non-monetary exchanges of similar inventory at the carrying value of the inventory exchanged instead of the fair value of the inventory received. We do not expect the effect of this change to significantly affect our earnings or financial position. We include these transactions in cost of sales.
     The Financial Accounting Standards Board has issued a proposed new standard of accounting for defined benefit plans. This proposed new standard, if adopted as currently proposed, would be effective for our year-end 2006 and, among other matters, would require the recognition of the funded status of defined benefit plans. Based on our current analysis of this proposed standard and assuming we applied it to our year-end 2005 balance sheet using our 2005 valuation, we would increase our pension liability by about $77 million, decrease shareholders’ equity by $48 million and decrease deferred income tax liability by $29 million.

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Note 3 – Employee Benefit Plans
     Defined benefit expense for first quarter consists of:

			Postretirement
	Defined Benefits		Benefits
	2006	2005	2006	2005
	(In millions)
Service costs – benefits earned during the period	$7	$7	$1	$1
Interest cost on projected benefit obligation	18	18	2	2
Expected return on plan assets	(20)	(18)	––	––
Amortization of prior service costs	1	––	(1)	(1)
Amortization of actuarial net loss	6	6	––	––

Defined benefit expense	$12	$13	$2	$2

     In each of first quarter 2006 and 2005, we made $15 million in voluntary, discretionary contributions to our defined benefit plans.
Note 4 – Share-Based Compensation
     We have shareholder approved share-based compensation plans that permit awards to key employees and non-employee directors in the form of restricted or performance units, restricted stock or options to purchase shares of our common stock. Most of our awards are granted annually in February, and we generally use treasury stock to fulfill awards settled in common stock and stock option exercises. A summary of these plans follows:
Restricted or performance units
     Restricted and performance units generally have a three-year term, vest after three years of employment from the date of grant and the attainment of stated performance goals generally measured over a three-year period, and will be settled in cash or common stock as determined on the date of grant. The restricted and performance units provide for accelerated or continued vesting upon retirement or if there is a change in control. We also have director awards and bonus deferral plans that can be settled in cash or stock. A summary of activity for first quarter 2006 follows:

		Weighted
		Average
		Grant Date	Aggregate
		Fair Value	Current
	Shares	Per Share	Value
	(In thousands)		(In millions)
Not vested beginning first quarter 2006	744	$32
Granted	682	46
Vested and settled	––	––
Forfeited	(14)	32

Not vested first quarter-end 2006	1,412	39	$63

Not vested first quarter-end 2006 subject to
Time vesting requirements	828		$37
Performance requirements	584		26

Total	1,412		$63

Not vested first quarter-end 2006 to be settled in
Cash	880		$39
Stock	532		24

Total	1,412		$63

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     No restricted or performance units vested in first quarter 2006. The fair value of units vested in first quarter 2005 was less than $1 million.
Restricted stock
     Restricted stock awards generally vest ratably over three to six years, provide for accelerated or continued vesting upon retirement or if there is a change in control, and are included in outstanding shares. There were no restricted stock awards granted in first quarter 2006. There were 687,550 restricted stock awards outstanding at first quarter-end 2006 with a weighted average grant date fair value of $32.27 per share and an aggregate current value of $31 million. The fair value of restricted stock vested was $1 million in first quarter 2006 and $2 million in first quarter 2005.
Stock options
     Stock options have a ten-year term, become exercisable ratably over four years and provide for accelerated or continued vesting upon retirement or if there is a change in control. Options are granted with an exercise price equal to the market value of our common stock on the date of grant. A summary of activity for first quarter 2006 follows:

			Weighted	Aggregate
		Weighted	Average	Intrinsic Value
		Average	Remaining	(Current value
		Exercise Price	Contractual	less exercise
	Shares	Per Share	Term	price)
	(In thousands)		(In years)	(In millions)
Outstanding beginning first quarter 2006	6,832	$28
Granted	1,097	46
Exercised	(1,041)	27
Forfeited	(73)	31

Outstanding end of first quarter 2006	6,815	31	7	$90

Exercisable end of first quarter 2006	3,903	28	6	$66

     The intrinsic value of options exercised was $18 million in first quarter 2006 and $14 million in first quarter 2005.
     We determine the fair value of options using the Black-Scholes-Merton option-pricing model and the following assumptions:

	First Quarter
	2006		2005
Expected life of options	6.0	years	8.0	years
Expected stock price volatility	25.1%		28.2%
Expected dividend yield	2.4%		2.3%
Risk-free interest rate	4.5%		4.1%

Weighted average estimated fair value of options granted	$11.53		$11.13
     The expected life of options is based on historical experience. The expected stock price volatility is based on historical prices of our common stock for a period corresponding to the expected life of the options with appropriate consideration given to current conditions and events. We use historical data to estimate pre-vesting forfeitures stratified into two groups based on job level.

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Share-based compensation expense
     Pre-tax share-based compensation expense consists of:

	First Quarter
	2006	2005
	(In millions)
Restricted or performance units	$8	$3
Restricted stock	1	1
Stock options	7	2

Total pre-tax share-based compensation expense	$16	$6

     In first quarter 2006, $13 million of share-based compensation expense was included in general and administrative expense, $1 million was included in selling expense, and $2 million was included in cost of sales. In first quarter 2005, $5 million of share-based compensation expense was included in general and administrative expense and $1 million was included in cost of sales. The amount of share-based compensation capitalized was not significant.
     The fair value of awards granted to retirement-eligible employees and expensed at the date of grant was $7 million in first quarter 2006 including $3 million related to restricted or performance units and $4 million related to stock options. This accounts for most of the increase in share-based compensation expense from first quarter 2005.
     Unrecognized share-based compensation for all awards not vested was $29 million at first quarter-end 2006. It is likely that this cost will be recognized as expense over the next 3 years.
Other information

	First Quarter
	2006	2005
	(In millions)
Cash paid to settle restricted or performance units	$––	$––
Cash received from the exercise of stock options	27	30
Income tax benefit recognized from employee exercise of options	6	––
Note 5 – Earnings Per Share
     We computed earnings per share by dividing income by weighted average shares outstanding using the following:

	First Quarter
	2006	2005
	(In millions)
Weighted average common shares outstanding – basic	111.1	112.5
Dilutive effect of equity purchase contracts (settled in first and second quarter of 2005)	––	1.5
Dilutive effect of stock options	2.3	1.7

Weighted average shares outstanding – diluted	113.4	115.7

     We have adjusted the first quarter 2005 share and per share information to reflect our two-for-one stock split on April 1, 2005.
     In first quarter 2006, we repurchased 1.5 million shares of common stock for $65 million, including $14 million in other current liabilities that was settled after first quarter-end. The repurchased shares were added to treasury shares at an average cost of $43.66 per share. These repurchases were made under an August 5, 2005 Board of Directors’ authorization to repurchase up to six million shares. At first quarter-end 2006, we had repurchased four million shares of common stock for $165 million under this authorization.

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Note 6 – Comprehensive Income
     Comprehensive income consists of:

	First Quarter
	2006	2005
	(In millions)
Net income	$76	$45
Other comprehensive income (loss), net of taxes:
Unrealized gains (losses) on:
Available-for-sale securities	––	(3)
Derivative instruments	––	––
Foreign currency translation adjustments	(2)	––

Other comprehensive income (loss)	(2)	(3)

Comprehensive income	$74	$42

     At first quarter-end 2006, the fair value of our interest-rate derivative instruments was a $2 million liability, of which $1 million is related to an interest-rate swap designated as a hedge of interest cash flows anticipated from specific borrowings and $1 million is related to an interest-rate swap we did not designate as a hedge. Changes in the fair value of the hedge transaction decreased other comprehensive income by less than $1 million in first quarter 2006. Hedge ineffectiveness was not significant in first quarter 2006. Changes in the fair value of the instrument not designated as a hedge are included in other non-operating income (expense) and resulted in income of less than $1 million in first quarter 2006.
Note 7 – Contingencies
     We are involved in various legal proceedings that arise from time to time in the ordinary course of doing business and believe that adequate reserves have been established for any probable losses. We do not believe that the outcome of any of these proceedings should have a significant adverse effect on our financial position or long-term results of operations or cash flows. It is possible however, that charges related to these matters could be significant to the results or cash flows in any one accounting period.
Note 8 – Segment Information
     We have four business segments: corrugated packaging, forest products, real estate, and financial services. Corrugated packaging manufactures containerboard and corrugated packaging. Forest products manages our timber resources and manufactures a variety of building products. Real estate entitles and develops our higher and better use timberland and invests in real estate ventures. Financial services operates a savings bank and an insurance agency.
     We evaluate segment performance based on return on investment (ROI). We define ROI as segment operating income divided by segment assets less segment current liabilities for our manufacturing and real estate segments and divided by segment investment for our financial services segment. Segment operating income is income before unallocated expenses and income taxes. Unallocated expenses represent expenses managed on a company-wide basis and include corporate general and administrative expense, share-based compensation, other operating and non-operating income (expense), and parent company interest expense. Other operating income (expense) includes gain or loss on sale of assets, asset impairments, severance and expenses associated with facility closures and unusual items. The accounting policies of the segments are the same as those described in the accounting policy notes to the financial statements.
     As previously announced, beginning January 2006, we classified into a real estate business segment our real estate operations that were previously included within our forest products and financial services segments. As a result, we have reclassified the first quarter 2005 segment information to reflect four business segments.

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

					Expenses
					Not
					Allocated to
					Segments
	Corrugated	Forest	Real	Financial	and
	Packaging	Products	Estate	Services	Eliminations		Total
For First Quarter 2006 or at First Quarter-End 2006:
(In millions)
Revenues from external customers	$721	$333	$47	$283	$––		$1,384
Depreciation and amortization	38	14	1	5	3		61
Segment operating income or income (loss) before taxes	40	82	26	49	(75	)(a)	122
Financial services, net interest income	––	––	––	104	––		104
Total assets	2,314	1,071	435	17,570	304		21,694
Capital expenditures	19	10	––	14	3		46
Goodwill	236	129	––	159	––		524

For First Quarter 2005 or at First Quarter-End 2005:
(In millions)
Revenues from external customers
As reported	$718	$249	$––	$236	$––		$1,203
Reclassification	1	2	29	(14)	––		18	(b)

As reclassified	719	251	29	222	––		1,221
Depreciation and amortization
As reported	40	13	––	7	2		62
Reclassification	––	––	1	(1)	––		––

As reclassified	40	13	1	6	2		62
Segment operating income or income (loss) before taxes
As reported	50	54	––	47	(77)		74
Reclassification	––	(3)	9	(5)	(1)		––

As reclassified	50	51	9	42	(78	)(a)	74
Financial services, net interest income
As reported	––	––	––	94	––		94
Reclassification	––	––	––	1	––		1

As reclassified	––	––	––	95	––		95
Total assets
As reported	2,473	1,024	––	15,979	259		19,735
Reclassification	––	(97)	398	(336)	26		(9	)(c)

As reclassified	2,473	927	398	15,643	285		19,726
Capital expenditures
As reported	39	14	––	7	4		64
Reclassification	––	(1)	––	––	––		(1	)(d)

As reclassified	39	13	––	7	4		63
Goodwill, as reported	236	––	––	158	––		394

(a)	See table below for expenses not allocated to segments.

(b)	Revenues increased because we reclassified some revenue that had previously been reported as a reduction of cost of sales, principally minerals and other lease revenues.

(c)	Total assets decreased primarily because we are now including a deferred tax asset within the deferred tax liability caption.

(d)	Capital expenditures decreased because we reclassified real estate development expenditures separately.

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     Expenses not allocated to segments consists of:

	First Quarter
	2006	2005
	(In millions)
General and administrative	$(23)	$(20)
Share-based compensation	(16)	(6)
Other operating income (expense)	(3)	(24)
Other non-operating income (expense)	––	1
Parent company interest	(33)	(29)

	$(75)	$(78)

Other operating income (expense) applies to:
Corrugated packaging	$(2)	$(18)
Forest products	––	––
Real estate	––	––
Financial services	(3)	––
Unallocated	2	(6)

	$(3)	$(24)

Note 9 – Real Estate
     Real estate consists of:

	First
	Quarter-End	Year-End
	2006	2005
	(In millions)
Developed land and land under development	$201	$199
Land held for investment or future development	113	104
Investment in real estate ventures	74	76
Income producing properties, net of accumulated depreciation	24	24

Total	$412	$403

     In first quarter 2006, we sold five acres of undeveloped commercial real estate and recognized a gain of $8 million. In first quarter 2006, we transferred 15,913 additional acres of timber and timberland with a carrying value of $7 million into the real estate segment.
     At first quarter-end 2006, we had ownership interests ranging from 25 to 50 percent in twelve real estate ventures accounted for using the equity method. Our investment in these ventures is included in real estate and our equity in their earnings is included in other operating income (expense). We provide development services for some of these ventures for which we receive a fee. We have not recognized significant fees for these services. Combined summarized financial information for these ventures follows:

	First
	Quarter-End	Year-End
	2006	2006
	(In millions)
Real estate	$168	$184
Total assets	236	240
Borrowings, principally non-recourse	77	76
Total liabilities	83	77
Equity	153	163

Our investment in real estate ventures:
Our share of their equity	$82	$84
Unrecognized deferred gain (a)	(8)	(8)

Investment in real estate ventures	$74	$76

(a)	We recognize the deferred gain from our sale to the venture as the venture sells the real estate to third parties.

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	First Quarter
	2006	2005
	(In millions)
Revenues	$53	$45
Earnings	20	14
Our equity in their earnings	10	4
     In first quarter 2006, we contributed $2 million to the ventures and received $14 million in return of capital distributions.
     Beginning first quarter 2006, we eliminated our historic one-month lag in accounting for our investment in our two largest real estate ventures as financial information became more readily available. The result was to increase our equity in their earnings in first quarter 2006 by about $1 million.
Note 10 – Assets Held For Sale
     Assets held for sale include assets of discontinued operations and other non-strategic assets held for sale.
     At first quarter-end 2006, discontinued operations consist of the chemical business obtained in the acquisition of Gaylord. The disposition of the Gaylord chemical business has been delayed primarily due to its class action litigation that was settled in 2004. At first quarter-end 2006, the assets and liabilities of discontinued operations include $7 million of working capital and $6 million of property and equipment. Revenues from discontinued operations were $7 million in first quarter 2006 and $5 million in first quarter 2005.
     At first quarter-end 2006, the carrying value of non-strategic assets held for sale was $12 million.
Note 11 – Other Operating Income (Expense)

	First Quarter
	2006	2005
	(In millions)
Equity in earnings of manufacturing joint ventures	$2	$8
Equity in earnings of real estate ventures	10	4
Closure of production and converting facilities and sale of non-strategic assets	––	(11)
Antitrust litigation	––	(7)
Proxy contest	––	(4)
Other	(1)	(2)

	$11	$(12)

     In January 2006, we acquired the remaining 50 percent interest in Standard Gypsum LP. Please read Note 12 for further information.

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     Activity for first quarter 2006 within our accruals for exit costs follows:

	Beginning		Cash	End of
	of Period	Additions	Payments	Period
	(In millions)
Involuntary employee terminations	$1	$––	$––	$1
Contract termination penalties	2	––	(2)	––
Environmental remediation	2	––	(2)	––
Demolition	7	––	(1)	6

Total	$12	$––	$(5)	$7

     In addition, our financial services segment incurred $3 million in severance and other exit costs in first quarter 2006 related to the elimination of its wholesale mortgage origination network. At year-end 2005, accruals for severance and exit costs were $6 million, of which $3 million was paid in first quarter 2006. At first quarter-end 2006, financial services accruals for severance and exit costs were $6 million, of which $3 million of severance will be paid in second and third quarters 2006.
Note 12 – Acquisitions and Other Items
     In January 2006, we purchased for $150 million our partner’s 50 percent interest in Standard Gypsum LP, which manufactures and sells gypsum wallboard. We also paid off the partnership’s $56 million credit agreement, of which $28 million related to the purchased interest. We paid $1 million in advisory and professional fees related to the purchase. We financed this purchase with borrowings under our revolving credit facilities. We believe that this acquisition will allow us to continue to generate earnings and returns from our gypsum operations, as these operations are low cost and are located near fast growing markets.
     We are now including all of the assets and liabilities, results of operations and cash flows of Standard Gypsum in our consolidated financial statements and parent company summarized financial statements. Previously we had accounted for our interest in Standard Gypsum using the equity method. We allocated the purchase price to the 50 percent of the assets acquired and liabilities assumed based on our estimates of their fair value at the date of acquisition. We based these estimates of fair values on independent appraisals and other information that reflect our current intentions. The other 50 percent of the assets and liabilities, which we already owned, were included at their carrying value. A summary of the net assets at the date of acquisition (50 percent at fair value and 50 percent at carrying value) follows:

Total
(In millions)
Current assets	$35
Property and equipment	74
Goodwill	129

Total assets	238

Current liabilities	(13)
Current portion of long-term debt	(56)

Total liabilities	(69)

Net assets at date of acquisition	$169

     Goodwill is allocated to the forest products segment and we anticipate that all of the goodwill will be deductible for income tax purposes.

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     The following unaudited pro forma results assume the acquisition and related financing had occurred at the beginning of 2005:

	2005
	First
	Quarter	Year
	(In millions, except per share)
Parent company revenues	$1,045	$4,175
Income from continuing operations	48	190
Income from continuing operations, per diluted share	$0.41	$1.66
     We derived these pro forma results by adjusting for the effects of the purchase price allocations and financing described above. These pro forma results are not necessarily an indication of what actually would have occurred if the acquisition and financing had been completed at the beginning of 2005 and are not intended to be indicative of future results.
     In first quarter 2005, financial services acquired an insurance agency for $18 million cash with potential additional consideration of up to $7 million. This acquisition did not materially affect our financial position, results of operations or cash flows.

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
     Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of the federal securities laws. These forward-looking statements are identified by their use of terms and phrases such as “believe,” “anticipate,” “could,” “estimate,” “intend,” “may,” “plan,” “expect,” and similar expressions, including references to assumptions. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties. A variety of factors and uncertainties could cause our actual results to differ significantly from the results discussed in the forward-looking statements. Factors and uncertainties that might cause such differences include, but are not limited to:
•	general economic, market or business conditions;

•	the opportunities (or lack thereof) that may be presented to and pursued by us;

•	the availability and price of raw materials we use;

•	fluctuations in the cost of purchased energy;

•	fluctuations in the cost we incur to transport the raw materials we use and the products we manufacture;

•	assumptions related to pension and postretirement costs, and share-based compensation;

•	assumptions related to accounting for impaired assets;

•	the collectibility of loans and accounts receivable and related provision for losses;

•	competitive actions by other companies;

•	changes in laws or regulations and actions or restrictions of regulatory agencies;

•	the accuracy of certain judgments and estimates concerning our integration of acquired operations;

•	our ability to execute certain strategic and business improvement initiatives; and

•	other factors, many of which are beyond our control.
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
     In evaluating overall performance, we define ROI as operating income, adjusted for significant unusual items, divided by parent company total assets, less certain assets and certain current liabilities. In evaluating segment performance, we define ROI as segment operating income divided by segment assets less segment current liabilities for our manufacturing and real estate segments, and divided by segment investment for our financial services segment. We do not believe there is a comparable GAAP financial measure to our definition of ROI. The reconciliation of our ROI calculation to amounts reported under GAAP is included in a later section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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

Accounting Policies
Critical Accounting Estimates
     In first quarter 2006, there were no changes in our critical accounting estimates from those we disclosed in our Annual Report on Form 10-K for the year 2005 except that as a result of the classification of our fourth business segment, real estate, we have added the following:
     The amount of profit we recognize on the sale of real estate is significantly affected by estimates we make regarding future revenues and development costs. Changes in these estimates will affect profits recognized on future sales of real estate.
New and Pending Accounting Pronouncements
     Beginning January 2006, we adopted the modified prospective application method of accounting for share-based payments contained in SFAS No 123 (revised December 2004), Share-Based Payment. Please read Note 2 to the Consolidated Financial Statements for further information about this and about two pending accounting pronouncements.
Results of Operations for First Quarter 2006 and 2005
Summary
     We manage our operations through four business segments: corrugated packaging, forest products, real estate and financial services. As previously announced, beginning January 2006, we classified into a real estate business segment our real estate operations that were previously included within our forest products and financial services segments. As a result, we have reclassified first quarter 2005 segment information to reflect four business segments. A summary of the results of operations by business segment follows:

	First Quarter
	2006	2005
	(In millions, except per share)
Revenues
Corrugated packaging	$721	$719
Forest products	333	251
Real estate	47	29
Financial services	283	222

Total revenues	$1,384	$1,221

Segment operating income
Corrugated packaging	$40	$50
Forest products	82	51
Real estate	26	9
Financial services	49	42

Total segment operating income	197	152

Expenses not allocated to segments
General and administrative	(23)	(20)
Share-based compensation	(16)	(6)
Other operating income (expense)	(3)	(24)
Other non-operating income (expense)	––	1
Parent company interest	(33)	(29)

Income before income taxes	122	74
Income tax expense	(46)	(29)

Income from continuing operations	76	45
Discontinued operations	––	––

Net income	$76	$45

Average diluted shares outstanding	113.4	115.7

Income from continuing operations, per diluted share	$0.67	$0.39

ROI, annualized	13.8%	9.6%
Significant items affecting income from continuing operations included:
•	In 2006, we experienced improved markets for our forest products, principally lumber and gypsum, and we benefited from the acquisition of our partner’s 50 percent interest in Standard Gypsum LP. While we continued to see the benefit in our manufacturing operations from our initiatives to lower costs, improve asset utilization and increase operating efficiencies, costs, principally energy and freight, offset much of the benefit. In addition, we began classifying real estate as our fourth business segment. As a result, we have reclassified prior period parent company and financial services summarized financial statements and segment information to reflect the transfer and reclassifications as if they occurred at the beginning of the earliest period presented. Real estate operations benefited from an $8 million gain on sale of land held for commercial use. Financial services operations benefited from improved net interest income attributable to an increase in earning assets, principally mortgage-backed securities. Actions taken to lower costs in our financial services operation associated with the elimination of the wholesale mortgage operation resulted in charges of $3 million. In addition, we accelerated the expensing of $7 million of share-based compensation as a result of the adoption of the new share-based compensation accounting pronouncement related to awards granted to retirement eligible employees.

•	In 2005, we continued to see the benefits in our manufacturing operations of our initiatives to lower costs, improve asset utilization and increase operating efficiencies. In addition, market demand strengthened, resulting in higher prices and shipments for most of our manufactured products. Our financial services operations were negatively impacted by lower net interest income resulting from a decrease in average earning assets. Actions taken to lower costs and improve asset utilization and operating efficiencies included the announced closure of our Antioch, California converting facility and other workforce reductions, which resulted in $11 million in charges and expenses. In addition, we incurred $13 million in charges principally associated with antitrust litigation and a proxy contest.
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
     A summary of our corrugated packaging results follows:

	First Quarter
	2006	2005
	(Dollars in millions)
Revenues	$721	$719
Costs and expenses	(681)	(669)

Segment operating income	$40	$50

Segment ROI	7.8%	9.5%
     Corrugated packaging pricing, which includes freight and is net of discounts and returns and allowances, was down slightly in first quarter 2006 while shipments were essentially flat.

First Quarter 2006
versus
First Quarter 2005
Increase/(Decrease)
Corrugated packaging
Average prices	(1)%
Shipments, average week	––%
Industry shipments, average week (a)	––%

Linerboard
Average prices	(10)%
Shipments, tons	(13)%

(a)	Source: Fibre Box Association
     Corrugated packaging shipments were generated with four fewer converting facilities at first quarter-end 2006 compared with first quarter-end 2005.
     Linerboard shipments to third parties in first quarter 2006 were down because more of our production was used in our converting facilities, which is consistent with our strategy to convert more of the linerboard we produce in our own converting facilities.
     Compared with fourth quarter 2005, average corrugated packaging prices were up three percent and shipments were down three percent, while average linerboard prices were up 13 percent and shipments were up 14 percent. We announced a $50 per ton increase in the price of linerboard effective March 15, 2006.
     Costs and expenses were up two percent in first quarter 2006 compared with first quarter 2005. Higher volumes and prices for most raw materials were partially offset by lower costs attributable to the closure of four converting facilities, workforce reductions and increased mill reliability and efficiency, which resulted in lower maintenance costs and improved raw material yield and energy usage.
     Fluctuations in our significant cost and expense components included:

First Quarter 2006
versus
First Quarter 2005
Increase (Decrease)
In millions
Wood fiber	$––
Recycled fiber	(11)
Freight	11
Energy, principally natural gas	9
Depreciation	(2)
Pension and postretirement	(1)
     The costs of our outside purchases of wood and recycled fiber, energy and freight fluctuate based on the market prices we pay for these commodities. It is likely that these costs will continue to fluctuate in 2006.
     Information about our converting facilities and mills follows:

	First Quarter
	2006	2005
Number of converting facilities (at quarter-end)	65	69
Mill capacity, in thousand tons	892	892
Mill production, in thousand tons	890	875
Percent mill production used internally	93%	92%
Percent of total fiber requirements sourced from recycled fiber	34%	36%
Corrugating medium purchases from our Premier Boxboard Limited LLC joint venture, in thousand tons	14	15
Forest Products
     We own or lease 1.8 million acres of strategic timberland in Texas, Louisiana, Georgia, and Alabama. We grow timber, cut the timber and convert it into products or sell it in the open market. We manufacture lumber, gypsum wallboard, particleboard, fiberboard and medium density fiberboard (MDF). Our forest products segment revenues are principally derived from the sales of these products and, to a lesser degree, from sales of fiber and hunting, mineral and recreational leases of our timberland. We also own a 50 percent interest in an MDF joint venture. In January 2006, we acquired the remaining 50 percent interest in Standard Gypsum LP. As a result, we are now consolidating its operating results; previously we had included only our 50 percent interest in its operating results in our segment results.
     A summary of our forest products results follows:

	First Quarter
	2006	2005
	Actual	Actual	Pro forma*
	(Dollars in millions)
Revenues	$333	$251	$297
Costs and expenses	(251)	(200)	(239)

Segment operating income	$82	$51	$58

Segment ROI	32.7%	24.0%	22.0%

*	Pro forma to reflect the consolidation of Standard Gypsum LP.

     Pricing, which includes freight and is net of discounts and returns and allowances, improved for gypsum, and shipments improved for both gypsum and lumber due to the continued strength in the residential construction and remodeling markets.

First Quarter 2006
versus
First Quarter 2005
Increase/(Decrease)
Lumber:
Average prices	(2)%
Shipments	12%
Gypsum:
Average prices	30%
Shipments	172%
Particleboard:
Average prices	(3)%
Shipments	(5)%
MDF:
Average prices	(7)%
Shipments	(43)%
     Compared with fourth quarter 2005, average prices were flat for lumber and up two percent for particleboard, eight percent for gypsum and one percent for MDF. Shipments were up twelve percent for lumber, eight percent for particleboard, five percent for MDF, and 161 percent for gypsum.
     Gypsum shipments were positively impacted by the consolidation of Standard Gypsum LP beginning January 2006. MDF shipments were negatively impacted by the sale of our Pembroke MDF facility in second quarter 2005.
     Segment operating results also include:

	First Quarter
	2006	2005
	(In millions)
Our share of joint venture operating income	$––	$6
Hunting, mineral and recreational lease revenue	14	6

	$14	$12

     The decrease in joint venture operating income is due to the consolidation of Standard Gypsum LP. Mineral lease revenue is generally derived from lease and royalty interest and fluctuates based on changes in the market price for energy. It is likely prices will continue to fluctuate in 2006.
     Costs and expenses were up twenty-five percent in first quarter 2006 compared with first quarter 2005. Higher volumes and prices for most raw materials and the increase in reported cost attributable to the consolidation of Standard Gypsum LP beginning January 2006 offset cost reductions attributable to the sale of our Pembroke MDF facility in June 2005.
     We purchased 16,000 tons of gypsum facing paper from our Premier Boxboard Limited LLC joint venture in first quarter 2006 and 8,000 tons in first quarter 2005. Approximately 68 percent of our gypsum facing paper requirements in first quarter 2006 were supplied by Premier.

     Fluctuations in our significant cost and expense components included:

First Quarter 2006
versus
First Quarter 2005
Increase (Decrease)
In millions
Wood fiber	$(1)
Energy, principally natural gas	11
Freight	8
Chemical	(2)
Depreciation	1
Pension and postretirement	(1)
     Our goal is to increase use of wood fiber from our timberland and reduce our reliance on outside purchases. The costs of our outside purchases of fiber, energy, freight and chemicals fluctuate based on the market prices we pay for these commodities. It is likely that these costs will continue to fluctuate in 2006.
     Information about our timber harvest and converting and manufacturing facilities follows:

	First Quarter
	2006	2005
Timber harvest, in million tons:
Sawtimber	0.6	0.5
Pulpwood	0.8	0.8

Total	1.4	1.3

Number of converting and manufacturing facilities (at quarter-end)	17	18
Average operating rates for all product lines excluding sold or closed facilities:
High	110%	100%
Low	93%	91%
Average	100%	96%
Real Estate
     We own or, through our venture interests, participate in the entitlement and/or development of real estate projects in eight states and eleven markets encompassing about 240,000 acres, including 204,000 acres of high-value lands located in Georgia, principally near Atlanta, and in Texas. We are creating the infrastructure and securing entitlements on these lands for single-family residential, commercial, mixed-use and multi-family housing site development. Our real estate segment revenues are principally derived from the sale of developed and undeveloped real estate and to a lesser degree, from the sale of timber and operations of commercial income producing properties.
     A summary of our real estate results follows:

	First Quarter
	2006	2005
	(Dollars in millions)
Revenues	$47	$29
Costs and expenses	(31)	(24)
Our share of real estate ventures’ income	10	4

Segment operating income	$26	$9

Segment ROI	25.3%	9.5%
     Beginning first quarter 2006, we eliminated our historic one-month lag in accounting for our investment in our two largest real estate ventures as financial information became more readily available. The one-time effect of eliminating this one-month lag was to increase our equity in their earnings in first quarter 2006 by about $1 million.

     Revenue consists of:

	First Quarter
	2006	2005
	(Dollars in millions)
Residential real estate revenue	$17	$9
Lots sold	342	193

Commercial real estate revenue	$16	$10
Acres sold	7	126

Land held for investment or future development revenue	$7	$4
Acres sold	923	448

Income producing properties, timber and other revenues	$7	$6

Total revenues	$47	$29
     Commercial real estate revenue for first quarter 2006 includes $14 million related to the sale of five acres of undeveloped commercial real estate for which we recognized a gain of $8 million.
     Information about our real estate projects and our real estate ventures follows:

First Quarter
2006
Owned and consolidated ventures:
Developed land and land under development, (at quarter-end)
Number of projects	29
Residential lots remaining	11,415
Commercial acres remaining	564

Land held for investment or future development, (at quarter-end)
Number of projects	20
Acres in entitlement process	21,950
Acres undeveloped	197,224

Ventures accounted for using the equity method:
Ventures’ lot sales
Lots sold	719 (a)
Revenue per lot sold	$49,357

Ventures’ developed land and land under development, (at quarter-end)
Number of projects	24
Residential lots remaining	13,191
Commercial acres remaining	701

Land held for investment or future development, in acres (at quarter-end)	6,594

(a)	The elimination of the previously discussed one month reporting lag resulted in a one-time increase in the number of lots sold of 122 lots.
Financial Services
     We own a savings bank, Guaranty Bank, which includes an insurance agency subsidiary. Guaranty makes up the predominant amount of our financial services segment operating income, revenues, assets and liabilities. In general, we gather funds from depositors, borrow money, and invest the resulting cash in loans and securities.

     A summary of our financial services results follows:

	First Quarter
	2006	2005
	(Dollars in millions)
Net interest income	$104	$95
Segment operating income	49	42

Segment ROI	19.3%	18.1%
Net Interest Income and Earning Assets and Deposits
     Net interest income increased in 2006 principally as a result of our purchases of mortgage-backed securities in late 2005 and early 2006.
     Information concerning our net interest margin follows:

	First Quarter
	2006		2005
	Average	Yield/	Average	Yield/
	Balance	Rate	Balance	Rate
		(Dollars in millions)
Earning assets	$16,585	5.80%	$14,962	4.78%
Interest-bearing liabilities	15,410	(3.55)%	13,965	(2.40)%
Impact of noninterest bearing funds		0.25%		0.16%

Net interest margin		2.50%		2.54%

     As we are currently positioned, if interest rates remain relatively stable, it is likely that our net interest margin will remain near its current level. However, if interest rates change significantly, it is likely that our net interest margin will decline. Please read Part I, Item 3, Quantitative and Qualitative Disclosures About Market Risk, for further information.
     The following tables summarize the composition of earning assets and deposits:

	First Quarter-End
	2006	2005
	(Dollars in millions)
Residential housing assets
Loans held for sale	$49	$391
Loans	7,012	7,061
Securities	6,540	4,650

Total residential housing assets	13,601	12,102
Other earning assets	3,280	2,890

Total earning assets	$16,881	$14,992

Residential housing assets as a percentage of total earning assets	81%	81%

Noninterest bearing deposit accounts	$782	$667
Interest bearing deposit accounts	3,585	4,084
Certificates of deposit	4,917	4,378

Total deposits	$9,284	$9,129

     Earning assets were higher at first quarter-end 2006 compared with first quarter-end 2005, because increases in commercial loans and purchases of mortgage-backed securities more than offset declines in loans held for sale and decreases in our single-family mortgage loans. Loans held for sale declined due to the repositioning of our mortgage origination activities. We anticipate our commercial loans will increase somewhat from first quarter-end 2006 levels throughout 2006. We anticipate our single-family mortgage loans will decrease because we previously retained some of the loans originated by the wholesale mortgage production network that we eliminated. In first quarter

2006, we agreed to purchase $0.4 billion in single-family mortgage-backed securities, and we expect to acquire additional mortgage-backed securities during the remainder of 2006.
     A portion of our loans consists of adjustable-rate mortgages that have various monthly payment amount options (Option ARMs). These payment options generally include the ability to select from fully amortizing payments, interest-only payments and payments less than the interest accrual rate, which can result in negative amortization increasing the principal amount of the loan. At first quarter-end 2006, loans included $0.9 billion of Option ARMs and securities included $3.4 billion that had Option ARMs as the underlying assets. Of these securities, $0.6 billion are U.S. Government Sponsored Enterprise issued and $2.8 billion are senior tranches of private-label offerings. All of these securities bear AAA ratings from nationally recognized securities rating organizations. Interest income recognized and added to the principal balance of the Option ARM loans was $3 million in first quarter 2006 and was not significant in first quarter 2005.
Asset Quality and Allowance for Credit Losses
     Various asset quality measures we monitor are:

	First Quarter-End		Year-End
	2006	2005	2005
	(Dollars in millions)
Non-performing loans	$41	$63	$35
Restructured operating lease assets	––	35	––
Foreclosed real estate	2	4	2

Non-performing assets	$43	$102	$37

Non-performing loans as a percentage of total loans	0.40%	0.64%	0.35%
Non-performing assets ratio	0.43%	1.03%	0.37%
Allowance for loan losses as a percentage of non-performing loans	170%	130%	213%
Allowance for loan losses as a percentage of total loans	0.69%	0.83%	0.75%

     The following table summarizes changes in the allowances for credit losses:

	First Quarter
	2006	2005
	(Dollars in millions)
Loans:
Balance at beginning of period	$74	$85
Provision for loan losses	2	2
Net charge-offs	(7)	(5)

Balance at end of period	69	82

Unfunded credit commitments:
Balance at beginning of period	7	7
Provision for commitment-related credit losses	––	––
Net charge-offs	––	(1)

Balance at end of period	7	6

Combined allowances for credit losses at period end	$76	$88

Provision for:
Loan losses	$2	$2
Commitment-related credit losses	––	––

Combined provision for credit losses	$2	$2

Net charge-offs as a percentage of average loans outstanding	0.28%	0.28%
     In first quarter 2006, we recorded provisions for incurred losses on an asset-based loan to a chemical producer and on a lease to an automobile parts manufacturer that filed for bankruptcy protection. We are in the process of re-negotiating the terms of the lease with the lessee and recorded a partial charge-off based on anticipated lower lease payments. At first quarter-end the lease had a remaining carrying value of $1 million, its estimated fair value. Although changes in credit quality are difficult to predict, it is likely that we will recognize provisions for credit losses in future periods.
Noninterest Income and Noninterest Expense
     Loan origination and sale of loans decreased $4 million primarily due to repositioning our mortgage origination activities in late 2005 and late 2004. As a result of these repositionings, we do not anticipate significant single-family loan originations or sales through the rest of 2006.
Expenses Not Allocated to Segments
     Unallocated expense represents expenses managed on a company-wide basis and includes corporate general and administrative expense, share-based compensation, other operating and non-operating income (expense), and parent company interest expense.
     The change in share-based compensation was principally due to the adoption of the new accounting pronouncement and the immediate expensing of awards granted to retirement eligible employees because many of our awards provide for accelerated or continued vesting upon retirement. Please read Notes 2 and 4 to the Consolidated Financial Statements for further information. Based on our current expectations, it is likely that share-based compensation expense for the year 2006 will be in the range of $40 to $45 million.

     Other operating income (expense) not allocated to business segments consists of:

	First Quarter
	2006	2005
	(In millions)
Closure of converting and production facilities and sale of non-strategic assets	$––	$(11)
Elimination of wholesale mortgage origination network	(3)	––
Antitrust litigation	––	(7)
Proxy contest	––	(4)
Other	––	(2)

Total	$(3)	$(24)

     We are continuing our efforts to enhance return on investment by lowering costs, improving operating efficiencies and increasing asset utilization. As a result, we will continue to review operations that are unable to meet return objectives and determine appropriate courses of action, including consolidating and closing converting facilities and selling under-performing assets.
     The change in parent company interest expense in first quarter 2006 was due to an increase in long-term debt, principally due to the acquisition of our partner’s 50 percent interest in Standard Gypsum LP, and to higher interest rates on our variable-rate debt.
Income Taxes
     Our effective tax rate, which is income tax expense expressed as a percentage of income from continuing operations before taxes, was 38 percent in first quarter 2006 and 39 percent in first quarter 2005. Differences between the effective tax rate and the statutory rate are due to state income taxes, nondeductible items, foreign operating losses, and other items for which no financial benefit is recognized until realized.
Average Shares Outstanding
     The change in average shares outstanding was principally due to the exercise of employee stock options and the net effect and timing of the repurchases of common stock and the 2005 settlement of the equity purchase contracts. The change in average diluted shares outstanding was principally due to the above factors and the dilutive effect of employee stock options resulting from the increase in the market price of our common stock.
Capital Resources and Liquidity for First Quarter 2006
     We separately discuss our capital resources and liquidity for Temple-Inland and our manufacturing and real estate subsidiaries, which we refer to as the parent company, and our financial services subsidiaries in order for the reader to better understand our different businesses and because almost all of the net assets invested in financial services are subject to regulatory rules and regulations including restrictions on the payment of dividends to the parent company.
Sources and Uses of Cash
     Consolidated cash from operations was $329 million in first quarter 2006 and $133 million in first quarter 2005. Consolidated cash from operations represents the sum of parent company and financial services cash from operations, less the dividends from financial services, which are eliminated upon consolidation. In first quarter 2006 and 2005 we received no dividends from financial services.

Parent Company Sources and Uses of Cash

	First Quarter
	2006	2005
	(In millions)
We received cash from:
Operations	$107	$88
Working capital changes	(64)	(12)

From operations	43	76
Sale of non-strategic and other assets	3	1
Exercise of options and related tax benefits, and in 2005 the settlement of equity purchase contracts	33	56
Borrowing, net	175	102

Total sources	254	235

We used cash to:
Return to shareholders through:
Dividends	(27)	(25)
Repurchase of common stock	(51)	(104)
Reinvest in the business through:
Capital expenditures	(32)	(56)
Acquisition, joint ventures, and other	(146)	(51)

Total uses	(256)	(236)

Change in cash and cash equivalents	$(2)	$(1)

     We operate in cyclical industries and our operating cash flows vary accordingly. Our principal operating cash requirements are for compensation, wood and recycled fiber, energy, interest, and taxes. The dividends we receive from financial services are dependent on its level of earnings and capital needs and are subject to regulatory approval and restrictions. As previously disclosed, dividends from financial services are expected to be substantially more in 2006 than in 2005.
     Working capital is subject to cyclical operating needs, the timing of collection of receivables and the payment of payables and expenses and to a lesser extent to seasonal fluctuations in our operations. In addition operating cash flows are affected by the timing of the payment of real estate development expenditures and the collection of proceeds from the eventual sale of the real estate.
     In 2006 and 2005, many of our employees took advantage of the increasing spread between the market price of our common stock and the exercise price of employee stock options and exercised their stock options. As a result, we issued 1,027,453 shares of common stock in first quarter 2006 and 1,145,058 shares in first quarter 2005 to employees exercising options. In addition, in first quarter 2005, we issued 826,240 shares of our common stock and received $26 million in cash in conjunction with the settlement of our equity purchase contracts. The remainder of the equity purchase contracts were settled in second quarter 2005.
     We paid cash dividends to shareholders of $0.25 per share in first quarter 2006 and $0.225 per share in first quarter 2005.
     In August 2005, we announced that our Board of Directors approved a repurchase program of up to six million shares. In first quarter 2006, we repurchased 1.5 million shares for $65 million, at an average price of $43.66 per share including $14 million that was settled after first quarter-end 2006. Through first quarter-end 2006, under this authorization, we have repurchased four million shares for $165 million, at an average price of $41.37 per share.
     In January 2006, we purchased the remaining 50 percent interest in Standard Gypsum LP for $150 million. In addition, we paid off its $56 million credit agreement.
     Capital expenditures and timberland reforestation and acquisition are expected to approximate $195 million in 2006 or about 87 percent of expected 2006 depreciation and amortization. Most of the expected 2006 expenditures relate to initiatives to increase reliability and efficiency at our linerboard mills.

Financial Services Sources and Uses of Cash

	First Quarter
	2006	2005
	(In millions)
We received cash from:
Operations	$47	$40
Changes in loans held for sale, and other	239	15
Net repayments on loans and securities	132	184

From operations	418	239
Collection of mortgage servicing rights sale receivables	––	42

Total sources	418	281

We used cash to:
Change in deposits and borrowings	(500)	(349)
Reinvest in the business through capital expenditures, acquisitions and other uses	(11)	(43)

Total uses	(511)	(392)

Change in cash and cash equivalents	$(93)	$(111)

     Our principal operating cash requirements are for compensation, interest, and taxes. Changes in loans held for sale are subject to the timing of the origination and subsequent sale of the loans and the level of refinancing activity. As a result of the repositioning of our mortgage origination activities, it is likely that the cash flow related to these activities will be substantially lower in future periods.
     The changes in deposits and borrowings and the amounts invested in loans and securities generally move in tandem because we use deposits and borrowings to finance these investments. In first quarter 2006, we used cash flow from the sale of loans held for sale and from principal payments on mortgage-backed securities to repay some of our borrowings. In first quarter 2005, we completed the acquisition of an insurance agency for $18 million cash.
     Increases in our loans and loan commitments in first quarter 2006 increased our regulatory capital requirements. We anticipate continued commercial loan commitment growth throughout 2006, however we expect this growth will be more than offset by repayments of single-family mortgage loans.
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

Parent Company Liquidity
     Our sources of short-term funding are our operating cash flows, dividends received from financial services, and borrowings under our existing accounts receivable securitization facility and committed credit agreements.
     At first quarter-end 2006, we had $755 million in unused borrowing capacity under our credit agreements and accounts receivable securitization facility.

		Accounts
		Receivable
	Credit	Securitization
	Agreements	Facility	Total
	(In millions)
Committed	$850	$250	$1,100
Less: borrowings	(175)	(170)	(345)

Unused borrowing capacity at first quarter-end 2006	$675	$80	$755

     Our committed credit agreements include a $750 million revolving credit facility that expires in 2010. The remainder of our credit agreements expire in 2006 ($25 million) through 2008. Our accounts receivable securitization facility expires in 2008. As a result of the current discussions related to settling the audit of certain tax exempt bonds, it is likely that in second quarter 2006, we will refinance $30 million of currently outstanding tax exempt bonds. Please read Part II. Item 1. Legal Proceedings for further information.
     At first quarter-end 2006, the fair value of our interest rate derivative instruments was a $2 million liability. The interest rate instruments expire in 2008. These instruments are non-exchange traded and are valued using either third-party resources or models.
Financial Services Liquidity
     Our sources of short-term funding are our operating cash flows, new deposits, borrowings and, if necessary, sales of assets. Assets that can be readily converted to cash, or against which we can readily borrow, include short-term investments, loans, mortgage loans held for sale, and securities. At first quarter-end 2006, we had available liquidity of $3.5 billion.
Off-Balance Sheet Arrangements
Parent Company
     At first quarter-end 2006, there were no significant changes in parent company off-balance sheet arrangements from that disclosed in our Annual Report on Form 10-K for the year 2005 except for the elimination of the following guarantees:
•	$28 million as a result of the Standard Gypsum LP acquisition and

•	$20 million as a result of the refinancing by the parent company of borrowings by a financial services subsidiary related to real estate.

Financial Services
     A comparison of our first quarter-end 2006 unfunded commitments with those disclosed in our Annual Report on Form 10-K for the year 2005 follows:

	First
	Quarter-End	Year-End
	2006	2005
	(In millions)
Single-family mortgage loans	$101	$204
Unused lines of credit	1,993	2,209
Unfunded portion of loan commitments	4,270	4,141
Commitments to originate commercial loans	686	571
Letters of credit	386	373

Total	$7,436	$7,498

Capital Adequacy and Other Regulatory Matters
     At first quarter-end 2006, Guaranty Bank met or exceeded all applicable regulatory capital requirements. We expect to maintain Guaranty’s capital at a level that exceeds the minimum required for designation as “well capitalized” under the capital adequacy regulations of the Office of Thrift Supervision (OTS). From time to time, the parent company may make capital contributions to or receive dividends from Guaranty.
     Selected financial and regulatory capital data for Guaranty and its consolidated subsidiaries follows:

	First
	Quarter-End	Year-End
	2006	2005
	(In millions)
Balance sheet data:
Total assets	$17,531	$17,652
Total deposits	9,285	9,201
Shareholder’s equity	1,128	1,099

		Regulatory	For Categorization as
	Actual	Minimum	“Well Capitalized”
Regulatory capital ratios:
Tangible capital	7.15%	2.00%	N/A
Leverage capital	7.15%	4.00%	5.00%
Risk-based capital	10.75%	8.00%	10.00%
     As we previously disclosed, in 2004 the OTS and Guaranty entered into a Stipulation and Consent to the Issuance of an Order to Cease and Desist for Affirmative Relief (or Consent Order) related to findings and required corrective actions associated with Guaranty’s mortgage origination activities. Guaranty has implemented the corrective actions necessitated by the Consent Order. As a result, in April 2006 the OTS terminated the Consent Order.
Pension and Postretirement Matters
     We made voluntary, discretionary contributions of $15 million to the defined benefit pension plans in first quarter 2006, and it is likely that we will make additional voluntary, discretionary contributions to the defined benefit plans in the remainder of 2006 of $45 million, $15 million per quarter.

Energy
     Energy costs were $94 million in first quarter 2006 compared with $74 million in first quarter 2005. Our energy costs fluctuate based on the market prices we pay for these commodities and on the amount and mix of the types of fuel we may use. We hedge very little of our energy needs. It is likely that these costs will continue to fluctuate during 2006.
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
     Since we filed our Annual Report on Form 10-K for the period ended December 31, 2005, there have been no material developments in pending legal proceedings other than as disclosed in Part II, Item 1 of this report.

Calculation of Non-GAAP Financial Measure

	Parent	Corrugated	Forest	Real	Financial
	Company	Packaging	Products	Estate	Services
	(Dollars in millions)
First Quarter 2006
Return
Operating income or segment operating income determined in accordance with GAAP	$155 (a)	$40	$82	$26	$49
Adjustments for significant unusual items	––	N/A	N/A	N/A	N/A

As defined	$155	$40	$82	$26	$49

Investment
Beginning of year total assets, segment assets or investment in financial services determined in accordance with GAAP	$5,001	$2,318	$866	$422	$1,017
Adjustments:
Current liabilities (excluding current portion of long-term debt)	(492)	(269)	(76)	(11)	N/A
Assets held for sale	(34)	N/A	N/A	N/A	N/A
Municipal bonds related to capital leases included in other assets	(188)	N/A	N/A	N/A	N/A
Acquisition of Standard Gypsum, LP in January 2006	213	––	213	––	––

As defined	$4,500	$2,049	$1,003	$411	$1,017

ROI, annualized	13.8%	7.8%	32.7%	25.3%	19.3%

First Quarter 2005 (b)
Return
Operating income or segment operating income determined in accordance with GAAP	$102 (a)	$50	$51	$9	$42
Adjustments for significant unusual items	––	N/A	N/A	N/A	N/A

As defined	$102	$50	$51	$9	$42

Investment
Beginning of year total assets, segment assets or investment in financial services determined in accordance with GAAP	$5,006	$2,431	$920	$388	$928
Adjustments:
Current liabilities (excluding current portion of long-term debt)	(519)	(326)	(71)	(10)	N/A
Assets held for sale	(34)	N/A	N/A	N/A	N/A
Municipal bonds related to capital leases included in other assets	(188)	N/A	N/A	N/A	N/A

As defined	$4,265	$2,105	$849	$378	$928

ROI, annualized	9.6%	9.5%	24.0%	9.5%	18.1%

(a)	Net of expenses not allocated to segments of $42 million in 2006 and $50 million in 2005.

(b)	2005 information has been reclassified to reflect the new real estate business segment.
     ROI, annualized is not necessarily indicative of the ROI that may be expected for the entire year.

STATISTICAL AND OTHER DATA
Parent Company
Manufacturing
     Revenues and unit sales of our manufacturing activities, excluding joint venture operations follows:

	First Quarter
	2006	2005
	(Dollars in millions)
Revenues
Corrugated Packaging
Corrugated packaging	$698	$691
Linerboard	23	28

Total	$721	$719

Forest Products(a)
Pine lumber	$84	$75
Gypsum wallboard(b)	112	31
Particleboard	49	54
Medium density fiberboard(b)	16	31
Fiberboard	21	20
Hunting, mineral and recreational leases	14	6
Fiber and other	37	34

Total	$333	$251

Unit sales
Corrugated Packaging
Corrugated packaging, thousands of tons	869	857
Linerboard, thousands of tons	60	69

Total, thousands of tons	929	926

Forest Products
Pine lumber, million board feet	218	193
Gypsum wallboard, million square feet(b)	563	207
Particleboard, million square feet	165	173
Medium density fiberboard, million square feet(b)	39	69
Fiberboard, million square feet	102	107

(a)	We have reclassified 2005 revenue to reflect the new real estate business segment and the reclassification of certain revenues previously reflected as a reduction of cost of sales.

(b)	Comparisons of revenue and unit sales of gypsum wallboard are affected by the January 2006 acquisition of Standard Gypsum LP and of MDF are affected by the June 2005 sale of the Pembroke facility.

Real Estate
     Information about our real estate activities follows:
     A summary of projects we own in the entitlement process (a) at first quarter-end 2006 follows:

Project	County	Project Acres(b)
Projects we own
California
Hidden Creek Estates	Chatsworth	700
Terrace at Hidden Hills	Calabasas	30

Georgia
Bay Springs	Carroll	440
Dry Pond	Cherokee	950
Fox Hall	Coweta	350
Friendship Road	Cherokee	110
Garland Mountain	Cherokee	350
Gold Creek	Dawson	1,090
Grove Park	Coweta	160
Happy Valley Farm	Coweta	750
Jackson Park	Jackson	690
Legion Lake	Carroll	210
Lithia Springs	Haralson	260
Mill Creek	Coweta	770
Pickens School	Pickens	420
The Overlook at Waleska	Cherokee	510
Town West	Bartow	1,110
Triple C Road	Bartow	180
Wolf Creek	Carroll	11,810
Yellow Creek	Cherokee	1,060

Total		21,950

(a)	A project is deemed to be in the entitlement process when customary steps necessary for the preparation and submittal of an application, like conducting pre-application meetings or similar discussions with governmental officials, have commenced, or an application has been filed. Projects listed may have significant steps remaining, and there is no assurance that entitlements ultimately will be received.

(b)	Project acres are approximate. The actual number of acres entitled may vary.

     A summary of activity within our entitled (a), developed and under development projects at first quarter-end 2006 follows:

Residential Lots	Commercial Acres
Acres
Lots Sold	Sold
Interest	Since	Lots	Since	Acres
Project	County	Owned(b)	Inception	Remaining	Inception	Remaining
Projects we own
Colorado
Buffalo Highlands	Weld	100%	––	645	––	––
Johnstown Farms	Weld	100%	115	699	––	––
Stonebraker	Weld	100%	––	600	––	––
Texas
Caruth Lakes	Rockwall	100%	245	629	––	––
Cibolo Canyons	Bexar	100%	200	1,549	––	145
Harbor Lakes	Hood	100%	170	402	––	13
Hunter’s Crossing	Bastrop	100%	168	441	19	95
Maxwell Creek	Collin	100%	468	555	––	––
Oakcreek Estates	Comal	100%	––	630	––	––
The Colony	Bastrop	100%	305	1,187	22	50
The Gables at North Hill	Collin	100%	109	173	––	––
The Preserve at Pecan Creek	Nueces	100%	––	819	––	9
Other Texas Projects (8)	Various	100%	2,419	250	104	64
Missouri, Tennessee, and Utah
Other Projects (4)	Various	100%	788	416	––	––

4,987	8,995	145	376

Projects in entities we consolidate
Texas
City Park	Harris	75%	315	949	35	125
Lantana	Denton	55	% (c)	53	1,215	––	––
Other Texas Projects (4)	Various	Various	210	256	2	63

578	2,420	37	188

Total owned and consolidated	5,565	11,415	182	564

Projects in ventures that we account for using the equity method
Georgia
Seven Hills	Paulding	50%	420	597	5	46
The Georgian	Paulding	38%	268	1,118	––	––
Other Georgia Projects (6)	Various	Various	2,006	711	––	––
Texas
Bar C Ranch	Tarrant	50%	65	1,116	––	––
Fannin Farms West	Tarrant	50%	224	220	––	––
Lantana	Denton	Various	(c)	1,505	1,427	1	79
Long Meadow Farms	Fort Bend	19%	292	2,420	––	134
Southern Trails	Brazoria	40%	121	938	––	––
Stonewall Estates	Bexar	25%	––	386	––	––
Summer Creek	Fort Bend	50%	––	525	––	37
Summer Creek Ranch	Tarrant	50%	712	1,733	––	374
Summer Lakes	Fort Bend	50%	294	850	42	9
Village Park	Collin	30%	221	348	––	8
Other Texas Projects (5)	Various	Various	719	388	––	14
Florida
Other Projects (3)	Various	Various	431	414	––	––

Total in ventures	7,278	13,191	48	701

Combined Total	12,843	24,606	230	1,265

(a)	A project is deemed entitled when all major discretionary land-use approvals have been received. Some projects may require additional permits for development.

(b)	Interest owned reflects our net equity interest in the project, whether owned directly or indirectly. There are some projects that have multiple ownership structures within them. Accordingly, portions of these projects may appear as owned, consolidated, and/or accounted for on the equity method.

(c)	The Lantana project consists of a series of 16 partnerships in which our interests range from 25% to 55%. We account for eight of these partnerships in which our interests range from 25% to 50% using the equity method and we consolidate the remaining partnerships.

     Financial Services
     Information about financial services loan portfolio follows:

	First Quarter-End		Year-End
	2006	2005	2005
	(In millions)
Single-family mortgage	$2,987	$3,598	$3,112
Single-family mortgage warehouse	670	573	757
Single-family construction	1,924	1,515	1,665
Multifamily and senior housing	1,431	1,375	1,469

Total residential housing	7,012	7,061	7,003
Commercial real estate	865	665	758
Commercial and business	857	762	843
Energy lending	815	729	756
Asset-based lending and leasing	386	410	395
Consumer and other	171	213	164

Total loans	10,106	9,840	9,919
Less allowance for loan losses	(69)	(82)	(74)

Loans receivable, net	$10,037	$9,758	$9,845

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
     Our current level of interest rate risk is primarily due to the lending and funding activities of our financial services segment and to a lesser degree to an increase in parent company variable-rate long-term debt. The following table illustrates the estimated effect on our pre-tax income of immediate, parallel and sustained shifts in interest rates for the next 12 months at first quarter-end 2006, with comparative year-end 2005 information. This estimate assumes that debt reductions from contractual payments will be replaced with short-term variable rate debt; however, that may not be the financing alternative we choose to follow. This estimate also considers the effect of changing prepayment speeds, repricing characteristics and average balances over the next 12 months.

	Increase (Decrease) in Income Before Income Taxes
	First Quarter-End 2006		Year-End 2005
	Parent	Financial	Parent	Financial
	Company	Services	Company	Services
	(In millions)
Change in Interest Rates
+2%	$(6)	$(26)	$ ––	$(31)
+1%	(3)	(9)	––	(12)
–1%	3	(22)	––	(20)
–2%	6	(57)	––	(49)
     Parent company interest rate risk is related to our variable-rate long-term debt and our interest rate swaps. Interest rate changes impact earnings due to the resulting increase or decrease in the cost of our variable rate long-term debt. Parent company interest rate sensitivity has changed due to an increase in variable-rate long-term debt since year-end 2005. Changes in interest rates will affect the value of the interest rate swap agreements (currently $50 million notional amount). We believe that any changes in the value of these agreements would not be significant.
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

Foreign Currency Risk
     In first quarter 2006, there were no significant changes in foreign currency risk from that disclosed in our Annual Report on Form 10-K for the year 2005.
Commodity Price Risk
     In first quarter 2006, there were no significant changes in commodity price risk from that disclosed in our Annual Report on Form 10-K for the year 2005.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Since we filed our Annual Report on Form 10-K for the year 2005, there have been no material developments in pending legal proceedings other than as discussed below.
Tax-Exempt Bonds
     As previously disclosed the IRS is examining four of our solid waste disposal bond issues aggregating $120 million of which only the $30 million City of Maysville, Kentucky bonds issued in 1992 are currently outstanding. We are finalizing a settlement with the IRS of these audits that would require us to pay no more than $3 million and redeem the $30 million City of Maysville bonds. Other than the redemption, the final settlement will have no effect on holders of the bonds.
Indiana Environmental Matter
     We previously reported that on July 22, 2002, a delivery driver for a chemical supply company overfilled a storage tank for caustic soda at our converting facility in Tipton, Indiana. The excess caustic soda drained through an overflow pipe into the city sewer system, resulting in a temporary shutdown of the city wastewater treatment plant and killing approximately 2,000 fish in a local creek. We removed the fish, assisted in restoring operations at the wastewater treatment plant, and took other measures to assure no ongoing effect to human health or the environment. The incident was investigated in 2002 by the U.S. Environmental Protection Agency and the Indiana Department of Natural Resources, with the cooperation of the Company.
     We had received no communication following the completion of this investigation until April 2006 when we received a notice that the Department of Justice was authorized to file a felony indictment against one of our subsidiaries related to this matter. At this time, we are considering certain pre-indictment actions and are not able to predict whether we will be subject to any monetary sanctions arising out of this indictment or the amount of any such monetary sanctions. We, however, do not expect that any such monetary sanctions would have a significant effect on our financial position or long-term results of operations or cash flow.

Item 1A. Risk Factors
     There are no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          Issuer Purchases of Equity Securities(1)

				Maximum
			Total Number	Number of
			of Shares	Shares That
			Purchased as	May Yet be
			Part of Publicly	Purchased
	Total Number		Announced	Under the
	of Shares	Average	Plans or	Plans
Period	Purchased	Price Paid per Share	Programs	or Programs
Month 1 (1/1/2006 –1/31/2006)	0	0	0	3,500,000
Month 2 (2/1/2006 – 2/28/200)	649,000	43.64	649,000	2,851,000
Month 3 (3/1/2006 – 3/31/2006)	851,000	43.68	851,000	2,000,000

Total	1,500,000	43.66	1,500,000

(1)	On August 5, 2005, we announced that our Board of Directors authorized the repurchase of up to 6,000,000 shares of our common stock. The plan has no expiration date. Through first quarter 2006, we had repurchased 4,000,000 shares at an average price per share of $41.37 under this authorization. We have no other repurchase plans or programs. We have no plans or programs that expired during the period covered by the table above and no plans or programs that we intend to terminate prior to expiration or under which we no longer intend to make further purchases.
Item 3. Defaults Upon Senior Securities
          None.
Item 4. Submission of Matters to a Vote of Security Holders
          None.
Item 5. Other Information
          None.
Item 6. Exhibits
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

TEMPLE-INLAND INC. (Registrant)
Dated: May 9, 2006	By	/s/ Louis R. Brill
Louis R. Brill
Vice President and Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Description	Page No.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	50

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	52

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	54

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	55