Form 10-Q
period 2006-07-01
TEMPLE INLAND INC
filed 2006-08-08
CIK 731939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended July 1, 2006
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From to
Commission File Number: 001-08634
Temple-Inland Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-1903917 (I.R.S. Employer Identification Number)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of common shares outstanding
Class	as of July 1, 2006
Common Stock (par value $1.00 per share)	108,751,440

Page 1 of 52	The Exhibit Index is page 52.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEET
TEMPLE-INLAND INC. AND SUBSIDIARIES
Second Quarter-End 2006
Unaudited

	Parent	Financial
	Company	Services	Consolidated
	(In millions)
ASSETS
Cash and cash equivalents	$25	$261	$286
Trade receivables, less allowance for doubtful accounts of $17	511	—	511
Inventories	420	—	420
Timber and timberland	385	—	385
Real estate	446	—	446
Loans held for sale	—	37	37
Commercial loans held for sale	—	295	295
Loans, net of allowance for loan losses of $71	—	9,570	9,570
Securities available-for-sale	—	587	587
Securities held-to-maturity	—	5,251	5,251
Investment in Federal Home Loan Bank stock	—	307	307
Property, premises, and equipment	1,661	203	1,864
Goodwill	365	152	517
Other intangible assets	—	29	29
Prepaid expenses and other assets	442	218	628
Investment in financial services	1,024	—	—

TOTAL ASSETS	$5,279	$16,910	$21,133

LIABILITIES
Accounts payable, accrued expenses, and other liabilities	$779	$154	$928
Long-term debt and other borrowings	1,744	141	1,885
Deposits	—	9,277	9,266
Federal Home Loan Bank borrowings	—	6,009	6,009
Deferred income taxes	167	—	151
Pension liability	262	—	262
Postretirement benefits liability	136	—	136
Preferred stock issued by subsidiaries	—	305	305

TOTAL LIABILITIES	3,088	15,886	18,942

SHAREHOLDERS’ EQUITY
Preferred stock — par value $1 per share:
authorized 25,000,000 shares; none issued			—
Common stock — par value $1 per share: authorized 200,000,000 shares; issued 123,605,344 shares, including shares held in the treasury			124
Additional paid-in capital			458
Accumulated other comprehensive loss			(197)
Retained earnings			2,354

			2,739
Cost of shares held in the treasury: 14,853,904 shares			(548)

TOTAL SHAREHOLDERS’ EQUITY			2,191

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY			$21,133

Please read the notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET
TEMPLE-INLAND INC. AND SUBSIDIARIES
Year-End 2005
Unaudited

	Parent	Financial
	Company	Services	Consolidated
	(In millions)
ASSETS
Cash and cash equivalents	$13	$431	$441
Trade receivables, less allowance for doubtful accounts of $14	411	—	411
Inventories	425	—	425
Timber and timberland	394	—	394
Real estate	403	—	403
Loans held for sale	—	280	280
Loans, net of allowance for loan losses of $74	—	9,845	9,845
Securities available-for-sale	—	654	654
Securities held-to-maturity	—	5,558	5,558
Investment in Federal Home Loan Bank stock	—	300	300
Property, premises, and equipment	1,633	193	1,826
Goodwill	236	159	395
Other intangible assets	—	31	31
Prepaid expenses and other assets	469	240	667
Investment in financial services	1,017	—	—

TOTAL ASSETS	$5,001	$17,691	$21,630

LIABILITIES
Accounts payable, accrued expenses, and other liabilities	$750	$175	$909
Long-term debt and other borrowings	1,599	101	1,700
Deposits	—	9,201	9,194
Federal Home Loan Bank borrowings	—	6,892	6,892
Deferred income taxes	165	—	143
Pension liability	270	—	270
Postretirement benefits liability	137	—	137
Preferred stock issued by subsidiaries	—	305	305

TOTAL LIABILITIES	2,921	16,674	19,550

SHAREHOLDERS’ EQUITY
Preferred stock — par value $1 per share:
authorized 25,000,000 shares; none issued			—
Common stock — par value $1 per share: authorized 200,000,000 shares; issued 123,605,344 shares, including shares held in the treasury			124
Additional paid-in capital			445
Accumulated other comprehensive loss			(189)
Retained earnings			2,141

			2,521
Cost of shares held in the treasury: 12,630,953 shares			(441)

TOTAL SHAREHOLDERS’ EQUITY			2,080

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY			$21,630

Please read the notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
TEMPLE-INLAND INC. AND SUBSIDIARIES
Unaudited

	Second Quarter		First Six Months
	2006	2005	2006	2005
	(In millions, except per share amounts)
REVENUES
Manufacturing and real estate	$1,134	$1,035	$2,235	$2,034
Financial services	299	239	582	461

	1,433	1,274	2,817	2,495

COSTS AND EXPENSES
Manufacturing and real estate	(992)	(970)	(1,984)	(1,909)
Financial services	(244)	(192)	(481)	(372)

	(1,236)	(1,162)	(2,465)	(2,281)

OPERATING INCOME	197	112	352	214
Parent company interest	(34)	(29)	(67)	(58)
Other non-operating income (expense)	91	1	91	2

INCOME BEFORE INCOME TAXES	254	84	376	158
Income tax expense	(62)	(16)	(108)	(45)

INCOME FROM CONTINUING OPERATIONS	192	68	268	113
Discontinued operations	—	1	—	1

NET INCOME	$192	$69	$268	$114

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	109.8	113.7	110.5	113.2
Diluted	111.8	115.0	112.6	115.4

EARNINGS PER SHARE
Basic:
Income from continuing operations	$1.75	$0.60	$2.42	$1.00
Discontinued operations	—	0.01	—	0.01

Net income	$1.75	$0.61	$2.42	$1.01

Diluted:
Income from continuing operations	$1.71	$0.59	$2.38	$0.98
Discontinued operations	—	0.01	—	0.01

Net income	$1.71	$0.60	$2.38	$0.99

DIVIDENDS PAID PER SHARE OF COMMON STOCK	$0.25	$0.22 1/2	$0.50	$0.45

Please read the notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
TEMPLE-INLAND INC. AND SUBSIDIARIES
Unaudited

	First Six Months
	2006	2005
	(In millions)
CASH PROVIDED BY (USED FOR) OPERATIONS
Net income	$268	$114
Adjustments:
Depreciation and amortization	124	125
Amortization and accretion of financial instruments discounts and premiums, net	13	7
Provision for credit losses	—	10
Deferred income taxes	7	13
Non-cash real estate cost of sales	27	14
Real estate development expenditures	(60)	(24)
Other non-cash charges and (credits), net	6	33
Other	—	(4)
Changes in:
Trade receivables	(81)	(72)
Inventories	11	—
Prepaid expenses and other	22	24
Accounts payable and accrued expenses	(9)	(7)
Loans held for sale:
Originations	(131)	(1,366)
Sales	374	1,548
Collections on loans serviced for others, net	—	(119)

	571	296

CASH PROVIDED BY (USED FOR) INVESTING
Capital expenditures	(100)	(126)
Sale of non-strategic assets and operations	4	36
Securities available-for-sale, net	65	98
Securities held-to-maturity, net	297	614
Loans originated or acquired, net of principal collected	(20)	(392)
Proceeds from sale of loans and mortgage servicing rights	—	46
Acquisitions, net of cash acquired, and joint ventures	(135)	(22)
Other	10	3

	121	257

CASH PROVIDED BY (USED FOR) FINANCING
Payments of debt	(229)	(339)
Additions to debt	2	1
Borrowings under accounts receivable securitization facility, net	39	50
Borrowings under revolving credit facility, net	47	(12)
Deposits, net	72	64
Repurchase agreements and short-term borrowings, net	(617)	(132)
Cash dividends paid to shareholders	(55)	(52)
Repurchase of common stock	(153)	(435)
Exercise of stock options	34	35
Tax benefit on stock options exercised	7	—
Settlement of equity purchase contracts	—	345
Other	8	(27)

	(845)	(502)

Effect of exchange rate changes on cash and cash equivalents	(1)	—
Discontinued operations, principally operating activities	(1)	—

Net increase (decrease) in cash and cash equivalents	(155)	51
Cash and cash equivalents at beginning of period	441	372

Cash and cash equivalents at end of period	$286	$423

Please read the notes to consolidated financial statements.

SUMMARIZED BALANCE SHEETS
PARENT COMPANY (TEMPLE-INLAND INC. AND ITS MANUFACTURING AND REAL ESTATE SUBSIDIARIES)
Unaudited

	Second
	Quarter-End	Year-End
	2006	2005
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$25	$13
Trade receivables, less allowance for doubtful accounts of $17 in 2006 and $14 in 2005	511	411
Inventories:
Finished goods and work in process	104	95
Raw materials	204	224
Supplies and other	112	106

Total inventories	420	425
Prepaid expenses and other	70	94

Total current assets	1,026	943
Investment in Financial Services	1,024	1,017
Timber and Timberland	385	394
Real Estate	446	403
Property and Equipment
Land and buildings	650	619
Machinery and equipment	3,412	3,337
Construction in progress	63	62
Less allowance for depreciation	(2,464)	(2,385)

Total property and equipment	1,661	1,633
Goodwill	365	236
Assets Held for Sale	31	34
Other Assets	341	341

TOTAL ASSETS	$5,279	$5,001

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$229	$200
Accrued employee compensation and benefits	86	101
Accrued interest	37	19
Accrued property taxes	24	27
Other accrued expenses	127	136
Liabilities of discontinued operations	7	9
Current portion of long-term debt	8	12

Total current liabilities	518	504
Long-Term Debt	1,744	1,599
Deferred Income Taxes	167	165
Pension Liability	262	270
Postretirement Benefits Liability	136	137
Other Long-Term Liabilities	261	246

Total liabilities	3,088	2,921
Shareholders’ Equity	2,191	2,080

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,279	$5,001

Please read the notes to consolidated financial statements.

SUMMARIZED STATEMENTS OF INCOME
PARENT COMPANY (TEMPLE-INLAND INC. AND ITS MANUFACTURING AND REAL ESTATE SUBSIDIARIES)
Unaudited

	Second Quarter		First Six Months
	2006	2005	2006	2005
	(In millions)
NET REVENUES	$1,134	$1,035	$2,235	$2,034

COSTS AND EXPENSES
Cost of sales	(906)	(872)	(1,820)	(1,723)
Selling	(34)	(31)	(68)	(62)
General and administrative	(58)	(53)	(114)	(98)
Other operating income (expense)	6	(14)	18	(26)

	(992)	(970)	(1,984)	(1,909)

	142	65	251	125
FINANCIAL SERVICES PRE-TAX EARNINGS	55	47	101	89

OPERATING INCOME	197	112	352	214
Interest expense	(34)	(29)	(67)	(58)
Other non-operating income (expense)	91	1	91	2

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	254	84	376	158
Income tax expense	(62)	(16)	(108)	(45)

INCOME FROM CONTINUING OPERATIONS	192	68	268	113
Discontinued operations	—	1	—	1

NET INCOME	$192	$69	$268	$114

Please read the notes to consolidated financial statements.

SUMMARIZED STATEMENTS OF CASH FLOWS
PARENT COMPANY (TEMPLE-INLAND INC. AND ITS MANUFACTURING AND REAL ESTATE SUBSIDIARIES)
Unaudited

	First Six Months
	2006	2005
	(In millions)
CASH PROVIDED BY (USED FOR) OPERATIONS
Net income	$268	$114
Adjustments:
Depreciation and amortization	113	112
Non-cash share-based compensation	24	16
Non-cash pension and postretirement expense	28	29
Cash contribution to pension and postretirement plans	(37)	(34)
Deferred income taxes (benefit)	—	6
Net earnings of financial services	(63)	(56)
Dividends of earnings from financial services	60	25
Earnings of joint ventures	(19)	(27)
Dividends of earnings from joint ventures	7	19
Non-cash real estate cost of sales	27	14
Real estate development expenditures	(60)	(24)
Other non-cash charges (credits)	6	33
Other	(6)	1
Changes in:
Trade receivables	(81)	(72)
Inventories	11	—
Prepaid expenses and other	22	24
Accounts payable and accrued expenses	(9)	(7)

	291	173

CASH PROVIDED BY (USED FOR) INVESTING
Capital expenditures	(79)	(113)
Sales of non-strategic assets and operations and proceeds from sale of property and equipment	13	36
Acquisitions, net of cash acquired, and joint ventures	(134)	(3)

	(200)	(80)

CASH PROVIDED BY (USED FOR) FINANCING
Payments of debt	(3)	(24)
Additions of debt	2	—
Borrowings under accounts receivable securitization facility, net	39	50
Borrowings under revolving credit facility, net	47	(12)
Cash dividends paid to shareholders	(55)	(52)
Repurchase of common stock	(153)	(435)
Exercise of stock options	34	35
Tax benefit on stock options exercised	7	—
Settlement of equity purchase contracts	—	345
Other	5	(6)

	(77)	(99)

Effect of exchange rate changes on cash and cash equivalents	(1)	—
Discontinued operations, principally operating cash flows	(1)	—

Net increase (decrease) in cash and cash equivalents	12	(6)
Cash and cash equivalents at beginning of period	13	22

Cash and cash equivalents at end of period	$25	$16

Please read the notes to consolidated financial statements.

SUMMARIZED BALANCE SHEETS
FINANCIAL SERVICES
Unaudited

	Second
	Quarter-End	Year-End
	2006	2005
	(In millions)
ASSETS
Cash and cash equivalents	$261	$431
Loans held for sale	37	280
Commercial loans held for sale	295	—
Loans, net of allowance for loan losses of $71 in 2006 and $74 in 2005	9,570	9,845
Securities available-for-sale	587	654
Securities held-to-maturity	5,251	5,558
Investment in Federal Home Loan Bank stock	307	300
Premises and equipment, net	203	193
Accounts, notes, and accrued interest receivable	118	120
Goodwill	152	159
Other intangible assets	29	31
Other assets	100	120

TOTAL ASSETS	$16,910	$17,691

LIABILITIES AND STOCKHOLDER’S EQUITY
Deposits	$9,277	$9,201
Federal Home Loan Bank borrowings	6,009	6,892
Other liabilities	154	175
Other borrowings	141	101
Preferred stock issued by subsidiaries	305	305

TOTAL LIABILITIES	15,886	16,674
Shareholder’s Equity	1,024	1,017

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$16,910	$17,691

Please read the notes to consolidated financial statements.

SUMMARIZED STATEMENTS OF INCOME
FINANCIAL SERVICES
Unaudited

	Second Quarter		First Six Months
	2006	2005	2006	2005
	(In millions)
INTEREST INCOME
Loans and loans held for sale	$176	$142	$342	$271
Securities available-for-sale	12	15	23	30
Securities held-to-maturity	64	30	126	64
Other earning assets	1	1	3	2

Total interest income	253	188	494	367

INTEREST EXPENSE
Deposits	(66)	(45)	(128)	(84)
Borrowed funds	(80)	(46)	(155)	(91)

Total interest expense	(146)	(91)	(283)	(175)

NET INTEREST INCOME	107	97	211	192
(Provision) credit for credit losses	2	(8)	—	(10)

NET INTEREST INCOME AFTER (PROVISION) CREDIT FOR CREDIT LOSSES	109	89	211	182

NONINTEREST INCOME
Loan origination and sale of loans	—	8	2	14
Insurance commissions and fees	19	18	33	31
Service charges on deposits	13	11	24	21
Operating lease income	2	2	4	3
Other	12	12	25	25

Total noninterest income	46	51	88	94

NONINTEREST EXPENSE
Compensation and benefits	(46)	(43)	(94)	(89)
Insurance operations, other than compensation	(4)	(4)	(8)	(8)
Occupancy	(6)	(6)	(12)	(12)
Information systems and technology	(4)	(4)	(7)	(8)
Charges related to asset impairments and severance	(7)	—	(10)	—
Other	(33)	(36)	(67)	(70)

Total noninterest expense	(100)	(93)	(198)	(187)

INCOME BEFORE INCOME TAXES	55	47	101	89
Income tax expense	(21)	(17)	(38)	(33)

NET INCOME	$34	$30	$63	$56

Please read the notes to consolidated financial statements.

SUMMARIZED STATEMENTS OF CASH FLOWS
FINANCIAL SERVICES
Unaudited

	First Six Months
	2006	2005
	(In millions)
CASH PROVIDED BY (USED FOR) OPERATIONS
Net income	$63	$56
Adjustments:
Depreciation	8	10
Depreciation of leased assets	3	3
Provision for credit losses	—	10
Amortization and accretion of financial instrument discounts and premiums, net	13	7
Deferred income taxes	7	7
Changes in:
Loans held for sale:
Originations	(131)	(1,366)
Sales	374	1,548
Collections on loans serviced for others, net	—	(119)
Other	(4)	(8)

	333	148

CASH PROVIDED BY (USED FOR) INVESTING
Securities available-for-sale:
Purchases	(2)	—
Principal payments and maturities	67	98
Securities held-to-maturity:
Purchases	(351)	(3)
Principal payments and maturities	648	617
Loans originated or acquired, net of collections	(20)	(392)
Collection of mortgage servicing rights sale receivables	—	46
Acquisitions, net of cash acquired	(1)	(19)
Capital expenditures	(21)	(13)
Other	1	3

	321	337

CASH PROVIDED BY (USED FOR) FINANCING
Deposits, net	76	64
Repurchase agreements and short-term borrowings, net	(617)	(132)
Additions to debt and long-term FHLB borrowings	—	1
Payments of long-term FHLB and other borrowings	(226)	(315)
Dividends paid to parent company	(60)	(25)
Other	3	(21)

	(824)	(428)

Net increase (decrease) in cash and cash equivalents	(170)	57
Cash and cash equivalents at beginning of period	431	350

Cash and cash equivalents at end of period	$261	$407

Please read the notes to consolidated financial statements.

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Basis of Presentation
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
     Beginning in first quarter 2006, we changed our reportable segments by adding a fourth segment, real estate. As a result, we filed a Current Report on Form 8-K on June 30, 2006 to recast prior period parent company and financial services summarized financial statements to reflect this new segmentation and recast segment revenues to include gross real estate sales that had previously been reported net and certain other ancillary revenues that had previously been presented as a reduction of cost of sales. When we refer to our 2005 Annual Report on Form 10-K, we incorporate the recast financial information filed as part of the Form 8-K.
     As part of the real estate segmentation, we transferred about $300 million in real estate assets and $110 million of related borrowings that had been included in our financial services summarized financial statements to our parent company summarized financial statements. Within the parent company summarized financial statements, we recast about $100 million of timber and timberland into real estate. As a result, we have recast prior period parent company and financial services summarized financial statements to reflect this transfer as if it occurred at the beginning of the earliest period presented. The transferred and recast assets and liabilities and their related operating results and cash flows were recast at their carrying value or historical amounts. Please read Notes 8 and 9 to the Consolidated Financial Statements for further information.
Note 2 — New Accounting Pronouncements
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

TEMPLE-INLAND INC. AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
change accelerated about $7 million of expense into first quarter 2006 related to awards granted in 2006. We will continue to expense the fair value of awards granted prior to 2006 over the expected service period.

•	Forfeitures over the expected term of the award are estimated at the date of grant and the estimates adjusted to reflect actual subsequent forfeitures. Previously, we had reflected forfeitures as they occurred. The effect of this change was not significant.

•	Tax benefits recognized as a result of the exercise of employee stock options are classified as a financing cash flow. Previously, we had classified these tax benefits as an operating cash flow.

•	The fair value of unvested outstanding options at the beginning of first quarter 2006 will be expensed over the remaining service period. The effect of this change was not significant because of our accounting for options at fair value determined at the date of grant beginning in 2003. As a result this applied only to our unvested outstanding options granted prior to 2003.
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

	Second	First Six
	Quarter 2005	Months 2005
	(In millions, except per share)
Net income, as reported	$69	$114
Add: Stock-based compensation expense, net of related tax effects, included in the determination of reported net income	7	13
Deduct: Total stock-based compensation expense, net of related tax effects, determined under the fair value based method for all awards	(8)	(15)

Pro forma net income	$68	$112

Earnings per share:
Basic, as reported	$0.61	$1.01
Basic, pro forma	$0.60	$0.99

Diluted, as reported	$0.60	$0.99
Diluted, pro forma	$0.59	$0.97
Accounting for Purchases and Sales of Inventory with the Same Counterparty
     Beginning second quarter 2006, we began applying the guidance in Emerging Issues Task Force (EITF) Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty. This guidance requires that non-monetary exchanges of similar inventory be valued at the carrying value of the inventory given up instead of the fair value of the inventory received and is to be applied to exchange agreements entered into or renewed subsequent to first quarter 2006.
     Our corrugated packaging segment enters into these agreements that generally represent the exchange of linerboard we manufacture for corrugated medium manufactured by others. We include these exchanges in cost of sales. The effect of applying this guidance was to reduce second quarter 2006 income from continuing operations by $1 million or $0.01 per diluted share. We expect a similar effect on income from continuing operations for each of the next three quarters as our existing exchange agreements are renewed.

TEMPLE-INLAND INC. AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Pending Accounting Pronouncements
     The Financial Accounting Standards Board (FASB) has issued a proposed new standard of accounting for defined benefit plans. This proposed new standard, if adopted as currently proposed, would be effective for our year-end 2006 and, among other matters, would require the recognition of the funded status of defined benefit plans. Based on our current analysis of this proposed standard and assuming we applied it to our year-end 2005 balance sheet using our 2005 valuation, we would increase our pension liability by about $77 million, decrease shareholders’ equity by about $48 million and decrease deferred income tax liability by about $29 million.
     The EITF has ratified EITF Issue No. 06-3, How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation). This guidance permits these taxes to be presented on either a gross basis (included in sales and expenses) or a net basis (excluded from the income statement) as long as the chosen method is disclosed as an accounting policy. This disclosure is required beginning with our first quarter 2007. We currently use the net basis for reporting these taxes, and we do not expect to change our policy as a result of this EITF.
     The FASB has issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) clarifying the accounting for and disclosure of uncertainties associated with certain aspects of measurement and recognition of income taxes. FIN 48 is effective for us beginning first quarter 2007. Based on our current understanding, we do not expect that the adoption of FIN 48 will have a significant effect on our earnings or financial position.
Note 3 — Employee Benefit Plans
     The components of net periodic benefit cost of our defined benefit pension plans are:

	Second Quarter		First Six Months
	2006	2005	2006	2005
	(In millions)
Service costs — benefits earned during the period	$7	$6	$14	$13
Interest cost on projected benefit obligation	18	18	36	36
Expected return on plan assets	(20)	(18)	(40)	(36)
Amortization of prior service costs	1	—	2	—
Amortization of actuarial net loss	6	6	12	12

Defined benefit expense	$12	$12	$24	$25

     In first six months 2006, we made $30 million in voluntary, discretionary contributions to our defined benefit pension plans, including $15 million in second quarter 2006.
     The components of net periodic benefit cost of our postretirement benefit plans are:

	Second Quarter		First Six Months
	2006	2005	2006	2005
	(In millions)
Service costs — benefits earned during the period	$1	$1	$2	$2
Interest cost on projected benefit obligation	2	2	4	4
Amortization of prior service costs	(1)	(1)	(2)	(2)
Amortization of actuarial net loss	—	—	—	—

Defined benefit expense	$2	$2	$4	$4

Note 4 — Share-Based Compensation
     We have shareholder approved share-based compensation plans that permit awards to key employees and non-employee directors in the form of restricted or performance units, restricted stock or options to purchase shares of our common stock. We generally grant awards annually in February, and we use treasury stock to fulfill awards settled in common stock and stock option exercises. A summary of these plans follows:

TEMPLE-INLAND INC. AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Restricted or performance units
     Restricted or performance units generally have a three-year term, vest after three years of employment from the date of grant or the attainment of stated ROI based performance goals generally measured over a three-year period, and are settled in cash or common stock as determined on the date of grant. The restricted and performance units provide for accelerated vesting upon retirement or if there is a change in control. We also have director awards and bonus deferral plans that can be settled in cash or stock. A summary of activity for first six months 2006 follows:

		Weighted
		Average
		Grant Date	Aggregate
		Fair Value Per	Current
	Shares	Share	Value
	(In thousands)		(In millions)
Not vested beginning of the year	744	$32
Granted	685	46
Vested and settled	(5)	30
Forfeited	(16)	36

Not vested end of second quarter 2006	1,408	39	$60

Not vested end of second quarter 2006 subject to
Time vesting requirements	824		$35
Performance requirements	584		25

Total	1,408		$60

Not vested end of second quarter 2006 to be settled in
Cash	879		$38
Stock	529		22

Total	1,408		$60

     The fair value of units vested in first six months 2006 was less than $1 million.
Restricted stock
     Restricted stock awards generally vest ratably over three to six years, provide for accelerated vesting upon retirement or if there is a change in control, and are included in outstanding shares. There were no restricted stock awards granted in first six months 2006. There were 682,750 restricted stock awards outstanding at second quarter-end 2006 with a weighted average grant date fair value of $32.23 per share and an aggregate current value of $29 million. The fair value of restricted stock vested in first six months 2006 was $1 million.
Stock options
     Stock options have a ten-year term, become exercisable ratably over four years and provide for accelerated or continued vesting upon retirement or if there is a change in control. Options are granted with an exercise price equal to the market value of our common stock on the date of grant. A summary of activity for first six months 2006 follows:

TEMPLE-INLAND INC. AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

			Weighted	Aggregate
		Weighted	Average	Intrinsic Value
		Average	Remaining	(Current value
		Exercise Price	Contractual	less exercise
	Shares	Per Share	Term	price)
	(In thousands)		(In years)	(In millions)
Outstanding beginning of the year	6,832	$28
Granted	1,103	46
Exercised	(1,317)	27
Forfeited	(104)	32

Outstanding end of second quarter 2006	6,514	31	7	$74

Exercisable end of second quarter 2006	3,657	28	5	$56

     The intrinsic value of options exercised in first six months 2006 was $23 million.
     We determine the fair value of options using the Black-Scholes-Merton option-pricing model and the following assumptions:

	First Six Months
	2006	2005
Expected life of options	6.0 years	8.0 years
Expected stock price volatility	25.1%	28.2%
Expected dividend yield	2.4%	2.3%
Risk-free interest rate	4.5%	4.1%

Weighted average estimated fair value per option of options granted	$11.53	$11.13
     The expected life of options is based on historical experience. The expected stock price volatility is based on historical prices of our common stock for a period corresponding to the expected life of the options with appropriate consideration given to current conditions and events. We use historical data to estimate pre-vesting forfeitures stratified into two groups based on job level.
Share-based compensation expense
     Pre-tax share-based compensation expense consists of:

	Second Quarter		First Six Months
	2006	2005	2006	2005
	(In millions)
Restricted or performance units	$5	$4	$13	$7
Restricted stock	1	—	2	1
Stock options	2	2	9	4

Total pre-tax share-based compensation expense	$8	$6	$24	$12

     In first six months 2006, $19 million of share-based compensation expense was included in general and administrative expense, $1 million was included in selling expense, and $4 million was included in cost of sales. In first six months 2005, $10 million of share-based compensation expense was included in general and administrative expense and $2 million was included in cost of sales. The amount of share-based compensation capitalized was not significant. In first six months 2005, we contributed treasury stock to fulfill our 401(k) matching obligations.
     The fair value of awards granted to retirement-eligible employees and expensed at the date of grant was $7 million in first six months 2006 including $3 million related to restricted or performance units and $4 million related to stock options. This accounts for most of the increase in share-based compensation expense from first six months 2005.

TEMPLE-INLAND INC. AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
     Unrecognized share-based compensation for all awards not vested was $30 million at second quarter-end 2006. It is likely that this cost will be recognized as expense over the next four years.
Other information

	Second Quarter		First Six Months
	2006	2005	2006	2005
	(In millions)
Cash paid to settle restricted or performance units	$—	$—	$—	$—
Cash received from the exercise of stock options	7	5	34	35
Income tax benefit recognized from the exercise of stock options	1	—	7	—
Note 5 — Earnings Per Share
     We computed earnings per share by dividing income by weighted average shares outstanding using the following:

	Second Quarter		First Six Months
	2006	2005	2006	2005
	(In millions)
Weighted average common shares outstanding — basic	109.8	113.7	110.5	113.2
Dilutive effect of equity purchase contracts (settled in first and second quarter of 2005)	—	—	—	0.7
Dilutive effect of stock options	2.0	1.3	2.1	1.5

Weighted average shares outstanding — diluted	111.8	115.0	112.6	115.4

     In 2006, we repurchased 3.5 million shares of common stock for $151 million, including $7 million in other current liabilities that was settled after second quarter-end. The repurchased shares were added to treasury shares at an average cost of $43.22 per share and completed the August 5, 2005 Board of Directors’ authorization to repurchase up to six million shares. At second quarter-end 2005, we had repurchased 12 million shares of common stock for $435 million under a February 4, 2005 Board of Directors’ authorization to repurchase up to 12 million shares.
Note 6 — Comprehensive Income
     Comprehensive income consists of:

	Second Quarter		First Six Months
	2006	2005	2006	2005
	(In millions)
Net income	$192	$69	$268	$114
Other comprehensive income (loss), net of taxes:
Unrealized gains (losses) on:
Available-for-sale securities	—	3	—	—
Derivative instruments	—	(1)	—	(1)
Minimum pension liability adjustment	(1)	—	(1)	—
Foreign currency translation adjustments	(5)	3	(7)	3

Other comprehensive income (loss)	(6)	5	(8)	2

Comprehensive income	$186	$74	$260	$116

     In second quarter 2006, because of the enactment of the new margin tax by the Texas State Legislature, we reduced our state deferred taxes associated with minimum pension liability by $1 million.

TEMPLE-INLAND INC. AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
     At second quarter-end 2006, the fair value of our interest-rate derivative instruments was a $1 million liability, which is about equally distributed between an interest-rate swap designated as a hedge of interest cash flows anticipated from specific borrowings and an interest-rate swap we did not designate as a hedge. Changes in the fair value of the hedge transaction increased other comprehensive income by less than $1 million in the first six months 2006. Hedge ineffectiveness was not significant in the first six months 2006. Changes in the fair value of the instrument not designated as a hedge are included in other non-operating income (expense) and resulted in income of $1 million in first six months 2006.
Note 7 — Contingencies
     We are involved in various legal proceedings that arise from time to time in the ordinary course of doing business and believe that adequate reserves have been established for any probable losses. We do not believe that the outcome of any of these proceedings should have a significant adverse effect on our financial position or long-term results of operations or cash flows. It is possible however, that charges related to these matters could be significant to our results or cash flows in any one accounting period.
Note 8 — Segment Information
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
     Beginning in first quarter 2006, we changed our reportable segments by adding a fourth segment, real estate, and recast prior period parent company and financial services summarized financial statements to reflect this new segmentation and recast segment revenues to include gross real estate sales that had previously been reported net and certain other ancillary revenues that had previously been presented as a reduction to cost of sales.

TEMPLE-INLAND INC. AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

					Expenses Not
					Allocated to
	Corrugated	Forest	Real	Financial	Segments and
	Packaging	Products	Estate	Services	Eliminations		Total
For Second Quarter 2006

(In millions)
Revenues from external customers	$758	$341	$35	$299	$—		$1,433
Depreciation and amortization	39	14	—	6	4		63
Segment operating income or income (loss) before taxes	67	101	9	62	15	(a)	254
Financial services, net interest income	—	—	—	107	—		107
Capital expenditures	28	16	—	7	3		54

For First Six Months 2006 or at Second Quarter-End 2006

(In millions)
Revenues from external customers	$1,479	$674	$82	$582	$—		$2,817
Depreciation and amortization	77	28	1	11	7		124
Segment operating income or income (loss) before taxes	107	183	35	111	(60	)(a)	376
Financial services, net interest income	—	—	—	211	—		211
Total assets	2,336	1,066	485	16,910	336		21,133
Investment in equity method investees and joint ventures	11	21	76	—	—		108
Capital expenditures	47	26	—	21	6		100
Goodwill	236	129	—	152	—		517

For Second Quarter 2005

(In millions)
Revenues from external customers
As reported	$738	$265	$—	$252	$—		$1,255
Reclassification	2	5	25	(13)	—		19	(b)

As reclassified	740	270	25	239	—		1,274
Depreciation and amortization
As reported	39	13	—	7	4		63
Reclassification	—	—	—	—	—		—

As reclassified	39	13	—	7	4		63
Segment operating income or income (loss) before taxes
As reported	58	58	—	51	(83)		84
Reclassification	—	(3)	9	(4)	(2)

As reclassified	58	55	9	47	(85	)(a)	84
Financial services, net interest income
As reported	—	—	—	95	—		95
Reclassification	—	—	—	2	—		2

As reclassified	—	—	—	97	—		97
Capital expenditures
As reported	36	15	—	6	6		63
Reclassification	—	—	—	—	—		—

As reclassified	36	15	—	6	6		63

TEMPLE-INLAND INC. AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

					Expenses Not
					Allocated to
					Segments
	Corrugated	Forest	Real	Financial	and
	Packaging	Products	Estate	Services	Eliminations		Total
For First Six Months 2005 or at Second Quarter-End 2005

(In millions)
Revenues from external customers
As reported	$1,456	$514	$—	$488	$—		$2,458
Reclassification	3	7	54	(27)	—		37	(b)

As reclassified	1,459	521	54	461	—		2,495
Depreciation and amortization
As reported	79	26	—	14	6		125
Reclassification	—	—	1	(1)	—		—

As reclassified	79	26	1	13	6		125
Segment operating income or income (loss) before taxes
As reported	108	112	—	98	(160)		158
Reclassification	—	(6)	18	(9)	(3)		—

As reclassified	108	106	18	89	(163	)(a)	158
Financial services, net interest income
As reported	—	—	—	189	—		189
Reclassification	—	—	—	3	—		3

As reclassified	—	—	—	192	—		192
Total Assets
As reported	2,432	972	—	16,143	286		19,833
Reclassification	—	(97)	400	(334)	31		—

As reclassified	2,432	875	400	15,809	317		19,833
Investment in equity method investees and joint ventures
As reported	14	38	—	63	—		115
Reclassification	—	—	63	(63)	—		—

As reclassified	14	38	63	—	—		115
Capital expenditures
As reported	75	29	—	13	10		127
Reclassification	—	(1)	—	—	—		(1	)(c)

As reclassified	75	28	—	13	10		126
Goodwill
As reported	236	—	—	158	—		394

(a)	See table below for expenses not allocated to segments.

(b)	Revenues increased because we recast segment revenues to include gross real estate sales that had previously been reported net and certain ancillary revenues that had previously been reported as a reduction of cost of sales.

(c)	Capital expenditures decreased because we reclassified real estate development expenditures separately.

TEMPLE-INLAND INC. AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
     Expenses not allocated to segments consist of:

	Second Quarter		First Six Months
	2006	2005	2006	2005
	(In millions)
General and administrative	$(26)	$(22)	$(49)	$(42)
Share-based compensation	(8)	(6)	(24)	(12)
Other operating income (expense)	(8)	(29)	(11)	(53)
Other non-operating income(expense)	91	1	91	2
Parent company interest	(34)	(29)	(67)	(58)

	$15	$(85)	$(60)	$(163)

Other operating income (expense) applies to:
Corrugated packaging	$(2)	$(2)	$(4)	$(20)
Forest products	1	(27)	1	(27)
Real estate	—	—	—	—
Financial services	(7)	—	(10)	—
Unallocated	—	—	2	(6)

	$(8)	$(29)	$(11)	$(53)

     Other non-operating income (expense) includes interest income and other costs associated with debt tender offers, call premiums and write-offs of unamortized financing fees related to refinancing of borrowings and in second quarter 2006 a one-time gain, after legal fees, of $89 million related to the settlement of tax litigation. Please read Note 13 to the Consolidated Financial Statements for further information.
Note 9 — Real Estate
     Real estate consists of:

	Second
	Quarter-End	Year-End
	2006	2005
	(In millions)
Developed land and land under development	$232	$199
Land held for investment or future development and timber	113	104
Investment in real estate ventures	76	76
Income producing properties, net of accumulated depreciation	25	24

Total	$446	$403

     In first six months 2006, we sold five acres of undeveloped commercial real estate and recognized a gain of $8 million. In first six months 2006, we transferred from forest products 15,913 additional acres of timber and timberland with a carrying value of $7 million into the real estate segment.
     At second quarter-end 2006, we had ownership interests ranging from 25 to 50 percent in 12 real estate ventures accounted for using the equity method. Our investment in these ventures is included in real estate and our equity in their earnings is included in other operating income (expense). We provide development services for some of these ventures for which we receive a fee. We have not recognized significant fees for these services. Combined summarized financial information for these ventures follows:

TEMPLE-INLAND INC. AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Second
	Quarter-End	Year-End
	2006	2005
	(In millions)
Real estate	$174	$184
Total assets	260	240
Borrowings, principally non-recourse	83	76
Total liabilities	96	77
Equity	164	163

Our investment in real estate ventures:
Our share of their equity	$84	$84
Unrecognized deferred gain(a)	(8)	(8)

Investment in real estate ventures	$76	$76

(a) We recognize the deferred gain from our sale to the venture as the venture sells the real estate to third parties.

	Second Quarter		First Six Months
	2006	2005	2006	2005
	(In millions)
Revenues	$20	$59	$73	$103
Earnings	5	33	25	47
Our equity in their earnings	3	4	13	8
     In first six months 2006, we contributed $3 million to the ventures and received $14 million in return of capital distributions, which are classified as investing activities for cash flow purposes.
     Beginning first quarter 2006, we eliminated our historic one-month lag in accounting for our investment in our two largest real estate ventures as financial information became more readily available. The result was to increase our equity in their earnings in first six months 2006 by about $1 million.
Note 10 — Assets Held For Sale
     Assets held for sale include assets of discontinued operations and other non-strategic assets held for sale.
     At second quarter-end 2006, discontinued operations consist of the chemical business obtained in the acquisition of Gaylord Container Corporation. The disposition of the Gaylord chemical business has been delayed primarily due to its class action litigation that was settled in 2004. At second quarter-end 2006, the assets and liabilities of discontinued operations include $9 million of working capital and $5 million of property and equipment. Revenues from discontinued operations were $6 million in second quarter 2006 and $6 million in second quarter 2005 and $13 million in first six months 2006 and $11 million in first six months 2005.
     At second quarter-end 2006, the carrying value of non-strategic assets held for sale was $9 million.

TEMPLE-INLAND INC. AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 11 — Other Operating Income (Expense)

	Second Quarter		First Six Months
	2006	2005	2006	2005
	(In millions)
Equity in earnings of manufacturing joint ventures	$4	$11	$6	$19
Equity in earnings of real estate ventures	3	4	13	8
Closure and sale of converting and production facilities	—	(28)	—	(39)
Antitrust litigation	—	(1)	—	(8)
Proxy contest	—	—	—	(4)
Other	(1)	—	(1)	(2)

Total	$6	$(14)	$18	$(26)

     In January 2006, we acquired the remaining 50 percent interest in Standard Gypsum LP. Please read Note 12 for further information.
     Activity for second quarter 2006 within our accruals for exit costs follows:

	Beginning		Cash	End of
	of Period	Additions	Payments	Period
	(In millions)
Involuntary employee terminations	$1	$—	$—	$1
Demolition	6	—	(2)	4

Total	$7	$—	$(2)	$5

     In addition, our financial services segment paid $1 million in severance in second quarter 2006. At second quarter-end, accruals for severance and exit costs of our financial services segment were $4 million, of which we expect to pay $1 million in severance in third quarter 2006. In second quarter 2006, our financial services segment established a plan to sell the majority of its asset-based lending portfolio, and we have classified those loans as commercial loans held for sale at second quarter-end 2006. As a result, we incurred $7 million in goodwill impairments and expect to incur about $2 million in severance and other costs in third quarter 2006 when the planned disposition is effected.
Note 12 — Acquisitions and Other Items
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
     We no longer maintain Standard Gypsum as a separate legal entity and include all of its assets and liabilities, results of operations and cash flows in our consolidated financial statements and parent company summarized financial statements. Previously we had accounted for our interest in Standard Gypsum using the equity method. We allocated the purchase price to the 50 percent of the assets acquired and liabilities assumed based on our estimates of their fair value at the date of acquisition. We based these estimates of fair values on independent appraisals and other information. The other 50 percent of the assets and liabilities, which we already owned, were included at their carrying value. A summary of the net assets at the date of acquisition (50 percent at fair value and 50 percent at carrying value) follows:

TEMPLE-INLAND INC. AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total
(In millions)
Current assets	$35
Property and equipment	74
Goodwill	129

Total assets	238

Current liabilities	(13)
Current portion of long-term debt	(56)

Total liabilities	(69)

Net assets at date of acquisition	$169

     Goodwill is allocated to the forest products segment, and we anticipate that all of the goodwill will be deductible for income tax purposes.
     The following unaudited pro forma results assume the acquisition and related financing had occurred at the beginning of 2005:

	2005
	First Six
	Months	Year
	(In millions, except per share)
Parent company revenues	$2,130	$4,175
Income from continuing operations	122	190
Income from continuing operations, per diluted share	$1.06	$1.66
     We derived these pro forma results by adjusting for the effects of the purchase price allocations and financing described above. These pro forma results are not necessarily an indication of what actually would have occurred if the acquisition and financing had been completed at the beginning of 2005 and are not intended to be indicative of future results.
Note 13 — Income Taxes and Tax Litigation Settlement
     Our effective tax rate was 24 percent in second quarter 2006 and 29 percent in first six months 2006. The 2006 rates reflect one-time benefits of 12 percent in second quarter 2006 and eight percent in first six months 2006 resulting from the settlement of tax litigation and the new State of Texas tax legislation. Our effective tax rate was 20 percent in second quarter 2005 and 29 percent in first six months 2005. The 2005 rates reflect a one-time tax benefit of 19 percent in second quarter 2005 and 10 percent in first six months 2005 resulting from the sale of our Pembroke, Canada MDF facility.
     In second quarter 2006, we entered into a settlement agreement with the U.S. Government to resolve pending tax litigation we filed to recover tax benefits promised to us in connection with our savings and loan acquisitions in 1988. Under the terms of the settlement agreement, we received a $95 million non-taxable cash payment for past and future tax benefits that would have been available to us had legislation enacted in 1993 not eliminated those tax benefits and $4 million of taxable interest income. In connection with the settlement, we incurred legal fees of $10 million which were contingent upon the settlement. The net pre-tax gain related to this settlement was $89 million and is included in other non-operating income (expense).
     Also in second quarter 2006, the Texas State Legislature enacted a new state margin tax to replace the existing franchise tax, which for us results in a lower overall State of Texas tax rate. As a result, we recognized a one-time non-cash benefit of $2 million, or $0.02 per diluted share, related to the reduction of previously provided deferred state income taxes.

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

Accounting Policies
Critical Accounting Estimates
     In first six months 2006, there were no changes in our critical accounting estimates from those we disclosed in our Annual Report on Form 10-K for the year 2005 except that as a result of the classification of our fourth business segment, real estate, we have added the following:
     The amount of profit we recognize on the sale of real estate is significantly affected by estimates we make regarding future revenues and development costs. Changes in these estimates will affect profits recognized on future sales of real estate.
New and Pending Accounting Pronouncements
     Beginning January 2006, we adopted the modified prospective application method of accounting for share-based payments contained in SFAS No. 123 (revised December 2004), Share-Based Payment. Beginning second quarter 2006, we began applying the guidance in EITF Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty. Please read Note 2 to the Consolidated Financial Statements for further information about these new pronouncements and other pending accounting pronouncements.
Results of Operations for Second Quarter 2006 and 2005
Summary
     We manage our operations through four business segments: corrugated packaging, forest products, real estate and financial services. As previously announced, beginning January 2006, we classified into a real estate business segment our real estate operations that were previously included within our forest products and financial services segments. As a result, we have recast 2005 segment information to reflect four business segments. A summary of the results of operations by business segment follows:

	Second Quarter		First Six Months
	2006	2005	2006	2005
	(In millions, except per share)
Revenues
Corrugated packaging	$758	$740	$1,479	$1,459
Forest products	341	270	674	521
Real estate	35	25	82	54
Financial services	299	239	582	461

Total revenues	$1,433	$1,274	$2,817	$2,495

Segment Operating Income
Corrugated packaging	$67	$58	$107	$108
Forest products	101	55	183	106
Real estate	9	9	35	18
Financial services	62	47	111	89

Total segment operating income	239	169	436	321
Expenses not allocated to segments
General and administrative	(26)	(22)	(49)	(42)
Share-based compensation	(8)	(6)	(24)	(12)
Other operating income (expense)	(8)	(29)	(11)	(53)
Other non-operating income (expense)	91	1	91	2
Parent company interest	(34)	(29)	(67)	(58)

Income before income taxes	254	84	376	158
Income taxes	(62)	(16)	(108)	(45)

Income from continuing operations	192	68	268	113
Discontinued operations	—	1	—	1

Net income	$192	$69	$268	$114

Average diluted shares outstanding	111.8	115.0	112.6	115.4

Income from continuing operations, per diluted share	$1.71	$0.59	$2.38	$0.98

ROI, annualized			15.7%	10.0%
     Significant items affecting income from continuing operations included:
•	In 2006, we experienced improved markets for our corrugated packaging and forest products, principally gypsum and particleboard, and we benefited from the acquisition of our partner’s 50 percent interest in Standard Gypsum LP. While we continued to see the benefit in our manufacturing operations from our initiatives to lower costs, improve asset utilization and increase operating efficiencies, costs, principally energy and freight, offset much of the benefit. In addition, we began classifying real estate as our fourth business segment. Real estate operations benefited from an $8 million gain on sale of land held for commercial use. Financial services operations benefited from improved net interest income attributable to an increase in earning assets, principally mortgage-backed securities, and improved credit conditions. Actions taken to lower costs in our financial services operation associated with the elimination of the wholesale mortgage and the majority of our asset-based lending operations resulted in charges of $10 million. As a result of the adoption of the new share-based compensation accounting pronouncement related to awards granted to retirement eligible employees, we accelerated the expensing of $7 million of share-based compensation. In addition, we recognized an $89 million net pre-tax gain resulting from the tax litigation settlement, most of which was non-taxable.

•	In 2005, we continued to see the benefits in our manufacturing operations of our initiatives to lower costs, improve asset utilization and increase operating efficiencies despite higher raw material costs. In addition, we experienced higher prices and shipments for most of our product offerings. Our financial services operations were negatively impacted by lower net interest income resulting from a decrease in average earning assets and more normalized credit loss provisions. Actions taken to lower costs and improve asset utilization and operating efficiencies resulted in charges and expenses of $53 million, principally related to the closure of our Antioch, California converting facility and the sale of

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
     A summary of our corrugated packaging results follows:

	Second Quarter		First Six Months
	2006	2005	2006	2005
	(Dollars in millions)
Revenues	$758	$740	$1,479	$1,459
Costs and expenses	(691)	(682)	(1,372)	(1,351)

Segment operating income	$67	$58	$107	$108

Segment ROI			10.4%	10.1%
     Corrugated packaging pricing, which includes freight and is net of discounts, and shipments improved due to market demand.

	Second Quarter	First Six Months
	2006 versus Second	2006 versus First Six
	Quarter 2005	Months 2005
	Increase (Decrease)
Corrugated packaging
Average prices	4%	1%
Shipments, average week	2%	1%
Industry shipments, average week (a)	5%	2%

Linerboard
Average prices	17%	2%
Shipments, tons	(25)%	(19)%

(a) Source: Fibre Box Association
     Corrugated packaging shipments were generated with three fewer converting facilities at second quarter-end 2006 compared with second quarter-end 2005 and four fewer converting facilities compared with the beginning of second quarter 2005.
     Linerboard shipments to third parties were down because more of our production was used in our converting facilities, which is consistent with our strategy to convert more of the linerboard we produce in our own converting facilities.
     Compared with first quarter 2006, average corrugated packaging prices were up four percent and shipments were up two percent, while average linerboard prices were up 20 percent and shipments were down 22 percent. We announced a $50 per ton increase in the price of linerboard effective March 15, 2006.

     Costs and expenses were up one percent in second quarter 2006 compared with second quarter 2005 and up two percent in first six months 2006 compared with first six months 2005. Higher volumes and prices for most raw materials were partially offset by lower costs attributable to the closure of three converting facilities, workforce reductions and increased mill reliability and efficiency, which resulted in lower maintenance costs and improved raw material yield and energy usage. In second quarter 2006, major flooding along the Susquehanna River resulted in temporary closure of our Binghamton, NY box plant and adversely affected segment operating results by $2 million, principally related to property damage. The plant is expected to be back in production in August 2006.
     Fluctuations in our significant cost and expense components included:

	Second Quarter	First Six Months
	2006 versus Second	2006 versus First
	Quarter 2005	Six Months 2005
	Increase (Decrease)
	(In millions)
Wood fiber	$2	$2
Recycled fiber	(5)	(16)
Freight	11	22
Energy	4	13
Depreciation	—	(2)
Pension and postretirement	(1)	(2)
     The costs of our outside purchases of wood and recycled fiber, energy and freight fluctuate based on the market prices we pay for these commodities. As we continue to reduce our dependency on natural gas, the increase in our energy costs is principally related to electricity and fuel oils. It is likely that these costs will continue to fluctuate in 2006.
     Information about our converting facilities and mills follows:

	Second Quarter		First Six Months
	2006	2005	2006	2005
Number of converting facilities (at quarter-end)	65	68	65	68
Mill capacity, in thousand tons	892	859	1,784	1,718
Mill production, in thousand tons	883	863	1,773	1,738
Percent mill production used internally	95%	93%	94%	92%
Percent of total fiber requirements sourced from recycled fiber	34%	36%	34%	36%
Corrugating medium purchases from our Premier Boxboard Limited LLC joint venture, in thousand tons	23	22	37	37
Forest Products
     We own or lease 1.8 million acres of strategic timberland in Texas, Louisiana, Georgia, and Alabama. We grow timber, cut the timber and convert it into products or sell it in the open market. We manufacture lumber, gypsum wallboard, particleboard, fiberboard and medium density fiberboard (MDF). Our forest products segment revenues are principally derived from the sales of these products and, to a lesser degree, from sales of fiber and hunting, mineral and recreational leases of our timberland. We also own a 50 percent interest in an MDF joint venture. In January 2006, we acquired the remaining 50 percent interest in Standard Gypsum LP. As a result, we are now consolidating its operating results. Previously we had included only our 50 percent interest in its operating results in our segment results.

     A summary of our forest products results follows:

	Second Quarter			First Six Months
	2006	2005		2006	2005
			Pro			Pro
	Actual	Actual	forma(a)	Actual	Actual	forma(a)
	(Dollars in millions)
Revenues	$341	$270	$320	$674	$521	$617
Costs and expenses	(240)	(215)	(256)	(491)	(415)	(495)

Segment operating income	$101	$55	$64	$183	$106	$122

Segment ROI				37.1%	25.0%	23.4%

(a) Pro forma to reflect the consolidation of Standard Gypsum LP.
     Pricing, which includes freight and is net of discounts, improved for gypsum, particleboard, and MDF. Shipments improved for particleboard, gypsum, and lumber.

	Second Quarter	First Six Months
	2006 versus Second	2006 versus First
	Quarter 2005	Six Months 2005
	Increase (Decrease)
Lumber:
Average prices	(15)%	(9)%
Shipments	8%	10%
Gypsum:
Average prices	37%	34%
Shipments	155%	163%
Particleboard:
Average prices	13%	5%
Shipments	1%	(2)%
MDF:
Average prices	5%	(1)%
Shipments	(33)%	(38)%
     Compared with first quarter 2006, average prices were down seven percent for lumber and up nine percent for gypsum, 16 percent for particleboard, and eight percent for MDF. Shipments were down one percent for lumber, five percent for gypsum, and one percent for particleboard while shipments were up five percent for MDF.
     Gypsum shipments were positively impacted by the consolidation of Standard Gypsum LP beginning January 2006. MDF shipments were negatively impacted by the sale of our Pembroke MDF facility in second quarter 2005.
     Segment operating results also include:

	Second Quarter		First Six Months
	2006	2005	2006	2005
	(In millions)
Our share of joint venture operating income	$1	$8	$1	$14
Mineral and hunting lease	14	8	28	14

	$15	$16	$29	$28

     The decrease in joint venture operating income is due to the consolidation of Standard Gypsum LP. Mineral lease revenue is generally derived from lease and royalty interest and fluctuates based on changes in the market price for energy. It is likely prices will continue to fluctuate in 2006.
     Costs and expenses were up 12 percent in second quarter 2006 compared with second quarter 2005 and up 18 percent in first six months 2006 compared with first six months 2005. Higher volumes and prices for most raw materials and the increase in reported cost attributable to the consolidation of Standard Gypsum LP beginning January 2006 offset cost reductions attributable to the sale of our Pembroke MDF facility in June 2005.
     Fluctuations in our significant cost and expense components included:

	Second Quarter	First Six Months
	2006 versus Second	2006 versus First
	Quarter 2005	Six Months 2005
	Increase (Decrease)
	(In millions)
Wood fiber	$(2)	$(3)
Energy, principally natural gas	4	15
Freight	9	17
Chemical	(1)	(3)
Depreciation	1	2
Pension and postretirement	(1)	(2)
     Our goal is to increase use of wood fiber from our timberland and reduce our reliance on outside purchases. The costs of our outside purchases of fiber, energy, freight and chemicals fluctuate based on the market prices we pay for these commodities. It is likely that these costs will continue to fluctuate in 2006.
     Information about our timber harvest and converting and manufacturing facilities follows:

	Second Quarter		First Six Months
	2006	2005	2006	2005
Timber harvest, in million tons:
Sawtimber	0.6	0.6	1.2	1.2
Pulpwood	0.7	0.9	1.5	1.7

Total	1.3	1.5	2.7	2.9
Number of converting and manufacturing facilities (at quarter-end)	17	17	17	17
Average operating rates for all product lines excluding sold or closed facilities:
High	116%	106%	113%	102%
Low	88%	91%	93%	91%
Average	100%	96%	100%	96%
Gypsum facing paper purchases from our Premier Boxboard Limited LLC joint venture, in thousand tons	21	30	37	38
Percent of gypsum facing paper supplied by our Premier Boxboard Limited LLC joint venture			76%	85%
Real Estate
     We entitle and develop real estate that we own directly or participate in through ventures. Currently, we have projects in eight states and eleven markets encompassing about 238,000 acres, including 203,000 acres of high-value lands located in Georgia, principally near Atlanta, and in Texas. We are creating the infrastructure and securing entitlements on these lands for single-family residential, commercial, mixed-use and multi-family housing site development. Our real estate segment revenues are principally derived from the sale of developed and undeveloped real estate and to a lesser degree, from the sale of timber and operations of commercial income producing properties.

     A summary of our real estate results follows:

	Second Quarter		First Six Months
	2006	2005	2006	2005
	(Dollars in millions)
Revenues	$35	$25	$82	$54
Costs and expenses	(29)	(20)	(60)	(44)
Our share of real estate ventures’ income	3	4	13	8

Segment operating income	$9	$9	$35	$18

Segment ROI			17.0%	9.7%
     Beginning first quarter 2006, we eliminated our historic one-month lag in accounting for our investment in our two largest real estate ventures as financial information became more readily available. The one-time effect of eliminating this one-month lag was to increase our equity in their earnings in first quarter and first six months 2006 by about $1 million.
     Revenue consists of:

	Second Quarter		First Six Months
	2006	2005	2006	2005
	(Dollars in millions)
Residential real estate revenue	$19	$14	$36	$23
Lots sold	463	354	805	548

Commercial real estate revenue	$2	$—	$18	$10
Acres sold	36	4	43	130

Land held for investment or future development revenue	$6	$4	$13	$8
Acres sold	845	514	1,768	962

Income producing properties, timber and other revenues	$8	$7	$15	$13

Total revenues	$35	$25	$82	$54
     Commercial real estate revenue for first six months 2006 includes $14 million related to the sale of five acres of undeveloped commercial real estate for which we recognized a gain of $8 million.

     Information about our real estate projects and our real estate ventures follows:

Second
Quarter-End
2006
Owned and consolidated ventures:
Developed land and land under development
Number of projects	31
Residential lots remaining	11,951
Commercial acres remaining	722

Land held for investment or future development
Number of projects	20
Acres in entitlement process	21,950
Acres undeveloped	196,379

Ventures accounted for using the equity method:
Ventures’ lot sales, (for first six months 2006)
Lots sold	1,122(a)
Revenue per lot sold	$52,098

Ventures’ developed land and land under development
Number of projects	23
Residential lots remaining	11,789
Commercial acres remaining	669

Land held for investment or future development, in acres	6,519(b)

(a) The previously discussed elimination of the one month reporting lag resulted in a one-time increase in the number of lots sold of 122 lots.

(b) Sales in second quarter 2006 totaled 75 acres.
Financial Services
     We own a savings bank, Guaranty Bank, which includes an insurance agency subsidiary. Guaranty makes up the predominant amount of our financial services segment operating income, revenues, assets and liabilities. In general, we gather funds from depositors, borrow money, and invest the resulting cash in loans and securities.
     A summary of our financial services results follows:

	Second Quarter		First Six Months
	2006	2005	2006	2005
	(Dollars in millions)
Net interest income	$107	$97	$211	$192
Segment operating income	62	47	111	89
Segment ROI			21.8%	19.2%
Net Interest Income and Earning Assets and Deposits
     Net interest income increased in 2006 as a result of our purchases of mortgage-backed securities in late 2005 and early 2006, as well as the impact of our noninterest bearing funds in the rising interest rate environment.

     Information concerning our net interest margin follows:

	Second Quarter				First Six Months
	2006		2005		2006		2005
	Average	Yield/	Average	Yield/	Average	Yield/	Average	Yield/
	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in millions)
Earning assets	$16,363	6.19%	$14,912	5.05%	$16,474	6.00%	$14,937	4.91%
Interest-bearing liabilities	15,147	(3.84)%	13,871	(2.64)%	15,278	(3.70)%	13,918	(2.52)%
Impact of noninterest bearing funds		0.29%		0.18%		0.27%		0.18%

Net interest margin		2.64%		2.59%		2.57%		2.57%
     As we are currently positioned, if interest rates remain relatively stable, it is likely that our net interest margin will remain near its current level. However, if interest rates change significantly, it is likely that our net interest margin will decline. Please read Part I, Item 3, Quantitative and Qualitative Disclosures About Market Risk, for further information.
     The following tables summarize the composition of earning assets and deposits:

	Second Quarter-End
	2006		2005
	(Dollars in millions)
Residential housing assets:
Loans held for sale	$37		$315
Loans	6,853		7,189
Securities	6,145		4,531

Total residential housing assets	13,035		12,035
Other earning assets	3,198	(a)	3,114

Total earning assets	$16,233		$15,149

Residential housing assets as a percentage of total earning assets	80%		79%

Noninterest bearing deposit accounts	$777		$716
Interest bearing deposit accounts	3,500		3,840
Certificates of deposit	5,000		4,471

Total deposits	$9,277		$9,027

(a) Includes $295 million of commercial loans held for sale.
     Earning assets were higher at second quarter-end 2006 compared with second quarter-end 2005, because purchases of mortgage-backed securities more than offset declines in loans held for sale and single-family mortgage loans. Loans held for sale and single-family mortgage loans declined due to the repositioning of our mortgage origination activities. In second quarter 2006, we settled the purchase of $0.4 billion in single-family mortgage-backed securities.
     Earning assets have declined over the past two quarters, and we expect this trend to continue through year-end 2006. This trend is primarily due to payments on single-family mortgage loans and securities exceeding new single-family mortgage loan production and securities purchases. We anticipate our single-family mortgage loans will continue to decline for the balance of the year due to the elimination of our wholesale mortgage production network in first quarter 2006. We are developing the capability to begin acquiring mortgage loans from some of our correspondent mortgage warehouse borrowers, but do not expect significant loan volume increases until 2007. Other than our planned sale of approximately $0.3 billion of asset-based loans, we anticipate our commercial loans will remain relatively consistent with second quarter-end 2006 levels throughout 2006.
     A portion of our loans consists of adjustable-rate mortgages that have various monthly payment amount options (Option ARMs). These payment options generally include the ability to select from fully amortizing payments, interest-only payments and payments less than the interest accrual rate, which can result in negative amortization increasing the principal amount of the loan. At second quarter-end 2006, loans included $0.9 billion of Option

ARMs and securities included $3.5 billion that had Option ARMs as the underlying assets. Of these securities, $0.6 billion are U.S. Government Sponsored Enterprise issued and $2.9 billion are senior tranches of private-label offerings. All of these securities bear AAA ratings from nationally recognized securities rating organizations. Interest income recognized and added to the principal balance of the Option ARM loans was $3 million in second quarter 2006 and $6 million in first six months 2006.
Asset Quality and Allowance for Credit Losses
     Various asset quality measures we monitor are:

	Second Quarter-End		Year-End
	2006	2005	2005
	(Dollars in millions)
Non-performing loans	$35	$52	$35
Foreclosed real estate	2	3	2

Non-performing assets	$37	$55	$37

Non-performing loans as a percentage of total loans	0.37%	0.52%	0.35%
Non-performing assets ratio	0.39%	0.55%	0.37%
Allowance for loan losses as a percentage of non-performing loans	199%	150%	213%
Allowance for loan losses as a percentage of total loans	0.73%	0.78%	0.75%
     The following table summarizes changes in the allowances for credit losses:

	Second Quarter		First Six Months
	2006	2005	2006	2005
	(Dollars in millions)
Loans:
Balance at beginning of period	$69	$82	$74	$85
Provision (credit) for loan losses	(2)	6	—	8
Net charge-offs	4	(10)	(3)	(15)

Balance at end of period	71	78	71	78

Unfunded credit commitments:
Balance at beginning of period	7	6	7	7
Provision for commitment-related credit losses	—	2	—	2
Net charge-offs	—	(2)	—	(3)

Balance at end of period	7	6	7	6

Combined allowances for credit losses at period end	$78	$84	$78	$84

Provision (credit) for:
Loan losses	$(2)	$6	$—	$8
Commitment-related credit losses	—	2	—	2

Combined provision (credit) for credit losses	$(2)	$8	$—	$10

Net charge-offs as a percentage of average loans outstanding	(0.12)%	0.47%	0.08%	0.37%
     In second quarter 2006, we completed the sale for $2 million of our proof-of-claim related to a lease to an automobile parts manufacturer, which we had charged off in 2005. Although changes in credit quality are difficult to predict, it is likely that we will recognize provisions for credit losses in future periods.
Noninterest Income and Noninterest Expense
     Loan origination and sale of loans decreased $8 million for the second quarter and $12 million for first six months 2006 compared with 2005 primarily due to repositioning our mortgage origination activities. As a result of the repositioning, we do not anticipate significant single-family loan originations or sales through the rest of 2006.

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
     Other operating income (expense) not allocated to business segments consists of:

	Second Quarter		First Six Months
	2006	2005	2006	2005
	(In millions)
Closure of converting and production facilities and sale of non-strategic assets	$—	$(28)	$—	$(39)
Elimination of wholesale mortgage origination network	—	—	(3)	—
Goodwill impairment	(7)	—	(7)	—
Antitrust litigation	—	(1)	—	(8)
Proxy contest	—	—	—	(4)
Other	(1)	—	(1)	(2)

Total	$(8)	$(29)	$(11)	$(53)

     As a result of our decision to eliminate the asset-based lending operation of our financial services segment, we recognized a goodwill impairment of $7 million in second quarter 2006.
     We are continuing our efforts to enhance return on investment by lowering costs, improving operating efficiencies and increasing asset utilization. As a result, we will continue to review operations that are unable to meet return objectives and determine appropriate courses of action, including consolidating and closing converting facilities and selling under-performing assets.
     Other non-operating income (expense) includes interest income and other costs associated with debt tender offers, call premiums and write-offs of unamortized financing fees related to refinancing or borrowings and in second quarter 2006 a one-time gain, after legal fees, of $89 million related to the settlement of tax litigation. Please read Note 13 to the Consolidated Financial Statements for further information.
     The change in parent company interest expense in second quarter and first six months 2006 was due to an increase in long-term debt, principally due to the acquisition of our partner’s 50 percent interest in Standard Gypsum LP, and to higher interest rates on our variable-rate debt.
Income Taxes
     Our effective tax rate was 24 percent in second quarter 2006 and 29 percent in first six months 2006. The rate reflects one-time tax benefits of 11 percent in second quarter 2006 and seven percent in first six months 2006 resulting from the settlement of tax litigation with the U.S. Government and of one percent in second quarter 2006 and one percent in first six months 2006 resulting from new State of Texas tax legislation. Our effective tax rate was 20 percent in second quarter 2005 and 29 percent in first six months 2005. These 2005 rates reflect a one-time tax benefit of 19 percent in second quarter 2005 and ten percent in first six months 2005 resulting from the sale of our Pembroke, Canada MDF facility. Differences between the effective tax rate and the statutory rate are due to state income taxes, nondeductible items, foreign operating losses, and other items for which no financial benefit is recognized until realized.
     For the full year 2006, we anticipate our annual effective income tax rate to be about 33 percent including the effect of the one-time benefits and about 38 percent excluding the effect of the one-time benefits.

Average Shares Outstanding
     The change in average shares outstanding was principally due to the net effect and timing of the repurchases of common stock. The change in average diluted shares outstanding was principally due to the above factor and the dilutive effect of employee stock options resulting from the increase in the market price of our common stock.
Capital Resources and Liquidity for First Six Months 2006
     We separately discuss our capital resources and liquidity for Temple-Inland and our manufacturing and real estate subsidiaries, which we refer to as the parent company, and our financial services subsidiaries in order for the reader to better understand our different businesses and because almost all of the net assets invested in financial services are subject to regulatory rules and regulations including restrictions on the payment of dividends to the parent company.
Sources and Uses of Cash
     Consolidated cash from operations was $571 million in first six months 2006 and $296 million in first six months 2005. Consolidated cash from operations represents the sum of parent company and financial services cash from operations, less the dividends from financial services, which are eliminated upon consolidation. In first six months 2006 we received $60 million in dividends from financial services and in first six months 2005 we received $25 million in dividends from financial services.
Parent Company Sources and Uses of Cash

	First Six Months
	2006	2005
	(In millions)

We received cash from:
Operations	$230	$213
Dividends from financial services(a)	60	25
Proceeds from tax litigation settlement, net	89	—
Real estate development expenditures net of non-cash cost of sales	(33)	(10)
Working capital changes	(57)	(55)

From operations	289	173
Sale of non-strategic and other assets	13	36
Exercise of options and related tax benefits, and in 2005 the settlement of equity purchase contracts	41	380
Borrowing, net	85	14

Total sources	428	603

We used cash to:
Return to shareholders through:
Dividends	(55)	(52)
Repurchase of common stock	(153)	(435)
Reinvest in the business through:
Capital expenditures	(79)	(113)
Acquisition, joint ventures, and other	(129)	(9)

Total uses	(416)	(609)

Change in cash and cash equivalents	$12	$(6)

(a)	Dividends we receive from financial services are eliminated in the consolidated statements of cash flows.
     We operate in cyclical industries, and our operating cash flows vary accordingly. Our principal operating cash requirements are for compensation, wood and recycled fiber, energy, interest, and taxes. The dividends we receive from financial services are dependent on its level of earnings and capital needs and are subject to regulatory approval and restrictions. As previously disclosed, dividends from financial services are expected to be substantially more in 2006 than in 2005.

     Working capital is subject to cyclical operating needs, the timing of collection of receivables and the payment of payables and expenses and to a lesser extent to seasonal fluctuations in our operations. In addition operating cash flows are affected by the timing of the payment of real estate development expenditures and the collection of proceeds from the eventual sale of the real estate.
     In 2006 and 2005, many of our employees took advantage of the increasing spread between the market price of our common stock and the exercise price of employee stock options and exercised their stock options. As a result, we issued 1,282,291 shares of common stock in first six months 2006 and 1,341,159 shares in first six months 2005 to employees exercising options. In addition, in first six months 2005, we issued 10,875,739 shares of our common stock and received $345 million in cash in conjunction with the settlement of our equity purchase contracts. This completed our obligations under the equity purchase contracts issued in May 2002.
     We paid cash dividends to shareholders of $0.50 per share in first six months 2006 and $0.45 per share in first six months 2005.
     In August 2005, we announced that our Board of Directors approved a repurchase program of up to six million shares. In first six months 2006, we repurchased 3.5 million shares for $151 million, at an average price of $43.22 per share including $7 million that was settled after second quarter-end 2006. Through second quarter-end 2006, under this authorization, we have repurchased six million shares for $251 million, at an average price of $41.87 per share.
     In January 2006, we purchased the remaining 50 percent interest in Standard Gypsum LP for $150 million. In addition, we paid off its $56 million credit agreement.
     Capital expenditures and timberland reforestation and acquisition are expected to approximate $190 million in 2006 or about 84 percent of expected 2006 depreciation and amortization. Most of the expected 2006 expenditures relate to initiatives to increase reliability and efficiency at our linerboard mills.
Financial Services Sources and Uses of Cash

	First Six Months
	2006	2005
	(In millions)
We received cash from:
Operations	$94	$93
Changes in loans held for sale, and other	239	55
Net repayments on loans and securities	342	320

From operations	675	468
Collection of mortgage servicing rights sale receivables	—	46

Total sources	675	514

We used cash to:
Pay dividends to the parent company	(60)	(25)
Change in deposits and borrowings	(767)	(382)
Reinvest in the business through capital expenditures, acquisitions and other uses	(18)	(50)

Total uses	(845)	(457)

Change in cash and cash equivalents	$(170)	$57

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
     The changes in deposits and borrowings and the amounts invested in loans and securities generally move in tandem because we use deposits and borrowings to finance these investments. In first six months 2006, we used cash flow from the sale of loans held for sale and from principal payments on mortgage-backed securities to repay some of our borrowings. In first quarter 2005, we completed the acquisition of an insurance agency for $18 million cash.
     We anticipate continued commercial loan commitment growth throughout 2006, however we expect this growth will be more than offset by repayments of single-family mortgage loans.
     We expect dividends we pay to the parent company to be substantially more in 2006 than in 2005.
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
     At second quarter-end 2006, we had $845 million in unused borrowing capacity under our credit agreements and accounts receivable securitization facility.

		Accounts
		Receivable
	Credit	Securitization
	Agreements	Facility	Total
	(In millions)
Committed	$850	$250	$1,100
Less: borrowings	(185)	(70)	(255)

Unused borrowing capacity at second quarter-end 2006	$665	$180	$845

     Our committed credit agreements include a $750 million revolving credit facility that expires in 2010. The remainder of our credit agreements expire in 2006 ($10 million) through 2010. Our accounts receivable securitization facility expires in 2008. As a result of the current discussions related to settling the audit of certain tax exempt bonds, it is likely that in third quarter 2006, we will refinance $30 million of currently outstanding tax exempt bonds. Please read Part II. Item 1. Legal Proceedings for further information.
     At second quarter-end 2006, the fair value of our interest rate derivative instruments was a $1 million liability. The interest rate instruments expire in 2008. These instruments are non-exchange traded and are valued using either third-party resources or models.
Financial Services Liquidity
     Our sources of short-term funding are our operating cash flows, new deposits, borrowings and, if necessary, sales of assets. Assets that can be readily converted to cash, or against which we can readily borrow, include short-term investments, loans, mortgage loans held for sale, and securities. At second quarter-end 2006, we had available liquidity of $3.5 billion. As previously disclosed, it is likely we will redeem, within the next 12 months, the $305 million of preferred stock issued by subsidiaries. Proceeds for the redemption will likely be raised by a financial services subsidiary issuing $305 million of trust preferred securities.
Off-Balance Sheet Arrangements
Parent Company
     At second quarter-end 2006, there were no significant changes in parent company off-balance sheet arrangements from that disclosed in our Annual Report on Form 10-K for the year 2005 except for the elimination of the following guarantees:
•	$28 million as a result of the Standard Gypsum LP acquisition and

•	$20 million as a result of the refinancing by the parent company of borrowings by a financial services subsidiary related to real estate.
Financial Services
     A comparison of our second quarter-end 2006 unfunded commitments with those disclosed in our Annual Report on Form 10-K for the year 2005 follows:

	Second
	Quarter-End	Year-End
	2006	2005
	(In millions)

Single-family mortgage loans	$87	$204
Unused lines of credit	1,839	2,209
Unfunded portion of loan commitments	4,261	4,141
Unfunded portion of commercial loans held for sale	142	—
Commitments to originate commercial loans	911	571
Letters of credit	430	373

Total	$7,670	$7,498

Capital Adequacy and Other Regulatory Matters
     At second quarter-end 2006, Guaranty Bank met or exceeded all applicable regulatory capital requirements. We expect to maintain Guaranty’s capital at a level that exceeds the minimum required for designation as “well capitalized” under the capital adequacy regulations of the Office of Thrift Supervision (OTS). From time to time, the parent company may make capital contributions to or receive dividends from Guaranty.
     Selected financial and regulatory capital data for Guaranty and its consolidated subsidiaries follows:

	Second
	Quarter-End	Year-End
	2006	2005
	(In millions)

Balance sheet data:
Total assets	$16,881	$17,652
Total deposits	9,285	9,201
Shareholder’s equity	1,098	1,099

		Regulatory	For Categorization as
	Actual	Minimum	"Well Capitalized"
Regulatory capital ratios:
Tangible capital	7.29%	2.00%	N/A
Leverage capital	7.29%	4.00%	5.00%
Risk-based capital	10.56%	8.00%	10.00%
Pension and Postretirement Matters
     We made voluntary, discretionary contributions of $30 million to the defined benefit pension plans in first six months 2006, and it is likely that we will make additional voluntary, discretionary contributions to the defined benefit plans in the remainder of 2006 of $30 million, $15 million per quarter.

Energy
     Energy costs were $172 million in first six months 2006 compared with $144 million in first six months 2005. Our energy costs fluctuate based on the market prices we pay for these commodities and on the amount and mix of the types of fuel we may use. We hedge very little of our energy needs. It is likely that these costs will continue to fluctuate during 2006.
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

Calculation of Non-GAAP Financial Measure

	Parent	Corrugated	Forest	Real	Financial
	Company	Packaging	Products	Estate	Services
	(Dollars in millions)

First Six Months 2006
Return
Operating income or segment operating income determined in accordance with GAAP	$352 (a)	$107	$183	$35	$111
Adjustments for significant unusual items	—	N/A	N/A	N/A	N/A

As defined	$352	$107	$183	$35	$111

Investment
Beginning of year total assets, segment assets or investment in financial services determined in accordance with GAAP	$5,001	$2,318	$866	$422	$1,017
Adjustments:
Current liabilities (excluding current portion of long-term debt)	(492)	(269)	(76)	(11)	—
Assets held for sale	(34)	N/A	N/A	N/A	N/A
Municipal bonds related to capital leases included in other assets	(188)	N/A	N/A	N/A	N/A
Acquisition of Standard Gypsum, LP in January 2006	196	N/A	196	N/A	N/A

As defined	$4,483	$2,049	$986	$411	$1,017

ROI, annualized	15.7%	10.4%	37.1%	17.0%	21.8%

First Six Months 2005
Return
Operating income or segment operating income determined in accordance with GAAP	$214 (a)	$108	$106	$18	$89
Adjustments for significant unusual items	—	N/A	N/A	N/A	N/A

As defined	$214	$108	$106	$18	$89

Investment
Beginning of year total assets, segment assets or investment in financial services determined in accordance with GAAP	$5,006	$2,459	$919	$381	$927
Adjustments:
Current liabilities (excluding current portion of long-term debt)	(519)	(323)	(71)	(9)	N/A
Assets held for sale	(34)	N/A	N/A	N/A	N/A
Municipal bonds related to capital leases included in other assets	(188)	N/A	N/A	N/A	N/A

As defined	$4,265	$2,136	$848	$372	$927

ROI, annualized	10.0%	10.1%	25.0%	9.7%	19.2%

(a)	Net of expenses not allocated to segments of $84 million in 2006 and $107 million in 2005.
     ROI, annualized is not necessarily indicative of the ROI that may be expected for the entire year.

STATISTICAL AND OTHER DATA
Parent Company
Manufacturing
     Revenues and unit sales of our manufacturing activities, excluding joint venture operations follows:

	Second Quarter		First Six Months
	2006	2005	2006	2005
	(Dollars in millions)
Revenues
Corrugated Packaging
Corrugated packaging	$737	$715	$1,435	$1,406
Linerboard	21	25	44	53

Total	$758	$740	$1,479	$1,459

Forest Products
Pine lumber	$76	$84	$160	$159
Gypsum wallboard(a)	116	34	228	65
Particleboard	58	50	107	104
Medium density fiberboard(a)	19	26	35	57
Fiberboard	22	21	43	41
Mineral and hunting leases	14	8	28	14
Fiber and other	36	47	73	81

Total	$341	$270	$674	$521

Unit sales Corrugated Packaging
Corrugated packaging, thousands of tons	884	886	1,753	1,743
Linerboard, thousands of tons	47	63	107	132

Total, thousands of tons	931	949	1,860	1,875

Forest Products
Pine lumber, million board feet	216	200	434	393
Gypsum wallboard, million square feet(a)	537	211	1,100	418
Particleboard, million square feet	164	162	329	335
Medium density fiberboard, million square feet(a)	41	61	80	130
Fiberboard, million square feet	106	109	208	216

(a)	Comparisons of revenue and unit sales of gypsum wallboard are affected by the January 2006 acquisition of Standard Gypsum LP and of MDF are affected by the June 2005 sale of the Pembroke facility.

Real Estate
     Information about our real estate activities follows:
     A summary of projects we own in the entitlement process (a) at second quarter-end 2006 follows:

Project	County	Project Acres(b)

Projects we own
California
Hidden Creek Estates	Chatsworth	700
Terrace at Hidden Hills	Calabasas	30

Georgia
Bay Springs	Carroll	440
Dry Pond	Cherokee	950
Fox Hall	Coweta	350
Friendship Road	Cherokee	110
Garland Mountain	Cherokee	350
Gold Creek	Dawson	1,090
Grove Park	Coweta	160
Happy Valley Farm	Coweta	750
Jackson Park	Jackson	690
Legion Lake	Carroll	210
Lithia Springs	Haralson	260
Mill Creek	Coweta	770
Pickens School	Pickens	420
The Overlook at Waleska	Cherokee	510
Town West	Bartow	1,110
Triple C Road	Bartow	180
Wolf Creek	Carroll	11,810
Yellow Creek	Cherokee	1,060

Total		21,950

(a)	A project is deemed to be in the entitlement process when customary steps necessary for the preparation and submittal of an application, like conducting pre-application meetings or similar discussions with governmental officials, have commenced, or an application has been filed. Projects listed may have significant steps remaining, and there is no assurance that entitlements ultimately will be received.

(b)	Project acres are approximate. The actual number of acres entitled may vary.

     A summary of activity within our entitled (a), developed and under development projects at second quarter-end 2006 follows:

				Residential Lots		Commercial Acres(c)
				Lots Sold		Acres Sold
		Interest		Since	Lots	Since	Acres
Project	County	Owned(b)		Inception	Remaining	Inception	Remaining

Projects we own
Colorado
Buffalo Highlands	Weld	100%		—	645	—	—
Johnstown Farms	Weld	100%		115	699	—	—
Stonebraker	Weld	100%		—	600	—	—
Texas
Caruth Lakes	Rockwall	100%		245	629	—	—
Cibolo Canyons	Bexar	100%		226	1,523	32	113
Harbor Lakes	Hood	100%		177	401	—	13
Hunter’s Crossing	Bastrop	100%		192	385	19	95
Maxwell Creek	Collin	100%		494	529	—	—
Oakcreek Estates	Comal	100%		—	630	—	—
The Colony	Bastrop	100%		332	1,093	22	50
The Gables at North Hill	Collin	100%		156	126	—	—
The Preserve at Pecan Creek	Denton	100%		—	819	—	9
The Ridge at Ribelin Ranch	Travis	100%		—	—	—	189
Other Texas Projects (8)	Various	100%		2,463	208	107	61
Missouri, Tennessee, and Utah
Other Projects (4)	Various	100%		829	375	—	—

				5,229	8,662	180	530

Projects in entities we consolidate
Texas
City Park	Harris	75%		513	788	36	129
Lantana	Denton	55	% (d)	75	2,260	—	—
Other Texas Projects (4)	Various	Various		213	241	2	63

				801	3,289	38	192

Total owned and consolidated				6,030	11,951	218	722

Projects in ventures that we account for using the equity method
Georgia
Seven Hills	Paulding	50%		474	605	5	14
The Georgian	Paulding	38%		274	1,112	—	—
Other Georgia Projects (6)	Various	Various		2,061	656	—
Texas
Bar C Ranch	Tarrant	50%		94	1,087	—	—
Fannin Farms West	Tarrant	50%		224	220	—	—
Lantana	Denton	Various	(d)	1,569	296	1	79
Long Meadow Farms	Fort Bend	19%		342	2,370	—	134
Southern Trails	Brazoria	40%		162	897	—	—
Stonewall Estates	Bexar	25%		—	386	—	—
Summer Creek	Fort Bend	50%		—	525	—	37
Summer Creek Ranch	Tarrant	50%		742	1,703	—	374
Summer Lakes	Fort Bend	50%		294	850	42	9
Village Park	Collin	30%		242	327	—	7
Other Texas Projects (5)	Various	Various		752	359	—	15
Florida
Other Projects (3)	Various	Various		449	396	—	—

Total in ventures				7,679	11,789	48	669

Combined Total				13,709	23,740	266	1,391

(a)	A project is deemed entitled when all major discretionary land-use approvals have been received. Some projects may require additional permits for development.

(b)	Interest owned reflects our net equity interest in the project, whether owned directly or indirectly. There are some projects that have multiple ownership structures within them. Accordingly, portions of these projects may appear as owned, consolidated, and/or accounted for on the equity method.

(c)	Commercial acres are net developable acres, and may be fewer than the gross acres available in the project.

(d)	The Lantana project consists of a series of 17 partnerships in which our interests range from 25% to 55%. We account for eight of these partnerships in which our interests range from 25% to 50% using the equity method and we consolidate the remaining partnerships.

     Financial Services
     Information about financial services loan portfolio follows:

	Second Quarter-End			Year-End
	2006		2005	2005
	(In millions)
Single-family mortgage	$2,748		$3,447	$3,112
Single-family mortgage warehouse	699		770	757
Single-family construction	2,039		1,572	1,665
Multifamily and senior housing	1,367		1,400	1,469

Total residential housing	6,853		7,189	7,003
Commercial real estate	901		731	758
Commercial and business	881		817	843
Energy lending	758		683	756
Asset-based lending and leasing	93	(a)	419	395
Consumer and other	155		193	164

Total loans	9,641		10,032	9,919
Less allowance for loan losses	(71)		(78)	(74)

Loans receivable, net	$9,570		$9,954	$9,845

(a)	Excludes $295 million of commercial loans held for sale.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
     Our current level of interest rate risk is primarily due to the lending and funding activities of our financial services segment and to a lesser degree to an increase in parent company variable-rate long-term debt. The following table illustrates the estimated effect on our pre-tax income of immediate, parallel and sustained shifts in interest rates for the next 12 months at second quarter-end 2006, with comparative year-end 2005 information. This estimate assumes that debt reductions from contractual payments will be replaced with short-term variable rate debt; however, that may not be the financing alternative we choose to follow. This estimate also considers the effect of changing prepayment speeds, repricing characteristics and average balances over the next 12 months.

	Increase (Decrease) in Income Before Income Taxes
	Second Quarter-End 2006		Year-End 2005
	Parent	Financial	Parent	Financial
	Company	Services	Company	Services
	(In millions)

Change in Interest Rates
+2%	$(4)	$(33)	$—	$(31)
+1%	(2)	(12)	—	(12)
-1%	2	(12)	—	(20)
-2%	4	(39)	—	(49)
     Parent company interest rate risk is related to our variable-rate long-term debt and our interest rate swaps. Interest rate changes impact earnings due to the resulting increase or decrease in the cost of our variable rate long-term debt. The parent company interest rate sensitivity change from year-end 2005 is due to an increase in variable rate debt, primarily related to the acquisition of the remaining 50% of Standard Gypsum. Additionally, changes in interest rates will affect the value of the interest rate swap agreements (currently $50 million notional amount). We believe that any changes in the value of these agreements would not be significant.
     Our financial services segment is subject to interest rate risk to the extent interest-earning assets and interest-bearing liabilities repay or reprice at different times or in differing amounts or both. The change in our interest rate sensitivity from year-end 2005 is due to slower prepayment rate projections on our mortgage assets and shorter maturity certificates of deposit, which are more sensitive to changes in market rates.
Foreign Currency Risk
     In second quarter 2006, there were no significant changes in foreign currency risk from that disclosed in our Annual Report on Form 10-K for the year 2005.
Commodity Price Risk
     In second quarter 2006, there were no significant changes in commodity price risk from that disclosed in our Annual Report on Form 10-K for the year 2005.
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
Tax-Exempt Bonds
     As previously disclosed the IRS is examining four of our solid waste disposal bond issues aggregating $120 million of which only the $30 million City of Maysville, Kentucky bonds issued in 1992 are currently outstanding. We are finalizing a settlement with the IRS of these audits that would require us to pay no more than $3 million and redeem the $30 million City of Maysville bonds. We expect these settlements and the redemption of the bonds to be completed during third quarter 2006. Other than the redemption, the final settlement will have no effect on holders of the bonds.
Bogalusa
     We continue to work with environmental consultants and the Louisiana Department of Environmental Quality (DEQ) to investigate the source of contaminated water discovered in a manhole adjacent to our facility in Bogalusa, Louisiana. Phase II of the investigation process, which involved drilling more and deeper test wells in the affected area, is complete. Our investigation report, including remediation recommendations, is due to the Louisiana DEQ in September 2006. We currently estimate that we will incur remediation expenses of about $4 million, for which we have established a reserve, and about $6 million in capitalized costs in connection with this project.

Tax Litigation
     In second quarter 2006, we entered into a settlement agreement with the U.S. Government to resolve pending tax litigation we filed to recover tax benefits promised to us in connection with our savings and loan acquisitions in 1988. Under the terms of the settlement agreement, we received a $99 million cash payment for past and future tax benefits that would have been available to us had legislation enacted in 1993 not eliminated those tax benefits. All but $4 million of the settlement payment is non-taxable. As part of the settlement, we paid a $10 million contingency fee to our outside law firm.
Other
     We are defending a lawsuit in California Superior Court in which a former supplier has alleged claims for breach of contract, fraudulent misrepresentation, intentional interference with a business opportunity, misappropriation of trade secrets, and other matters. The plaintiff is suing to recover actual and punitive damages. The fraud and intentional interference claims have been dismissed in response to our motions for summary judgment. A trial date for this case is currently pending, and the parties have engaged in settlement discussions, although no agreement has been reached. We are also defending three class action claims in California state court alleging violations of that state’s on-duty meal break laws. One of these cases has been dismissed and is currently on appeal. The remaining cases are currently in the discovery and motion stage. While we continue to defend these lawsuits and have established reserves that we believe are adequate, we do not anticipate that the outcome in any or all of these cases should have a material adverse effect on our financial position or long-term results of operations or cash flows.
Item 1A. Risk Factors
     There are no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          Issuer Purchases of Equity Securities(a)

				Maximum
			Total Number	Number of
			of Shares	Shares That
			Purchased as	May Yet be
		Average	Part of Publicly	Purchased
	Total Number	Price	Announced	Under the
	of Shares	Paid per	Plans or	Plans
Period	Purchased	Share	Programs	or Programs
Month 1 (4/1/2006 —4/30/2006)	—	—	—	2,000,000
Month 2 (5/1/2006 — 5/31/2006)	1,088,000	$44.10	1,088,000	912,000
Month 3 (6/1/2006 — 6/30/2006)	912,000	$41.44	912,000	-0-

Total	2,000,000	$42.89	2,000,000

(a)	On August 5, 2005, we announced that our Board of Directors authorized the repurchase of up to six million shares of our common stock. The plan had no expiration date. Through first six months 2006, we had repurchased six million shares at an average price per share of $42.87 under this authorization, which has now been completed. On August 4, 2006, we announced that our Board of Directors authorized another repurchase of up to six million shares of our common stock. This plan has no expiration date. Other than the August 2005 authorization, we have no plans or programs that expired during the period covered by the table above and no plans or programs that we intend to terminate prior to expiration or under which we no longer intend to make further purchases.
Item 3. Defaults Upon Senior Securities
          None.

Item 4. Submission of Matters to a Vote of Security Holders
          We held our annual meeting of stockholders on May 5, 2006, at which a quorum was present. The table below sets forth the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes for each matter voted upon at that meeting, as certified by the independent inspector of elections.

				Abstentions
			Against or	and Broker
Matter		For	Withheld	Non-votes

1.	Election of four directors
	(a) Cassandra C. Carr	101,134,440	834,813	—
	(b) James T. Hackett	101,083,467	885,786	—
	(c) Arthur Temple III	100,510,960	1,458,293	—
	(d) Larry Temple	100,548,979	1,420,274	—

2.	Ratification of appointment of Ernst & Young LLP	100,687,954	675,701	605,598
Item 5. Other Information
          None.
Item 6. Exhibits
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

TEMPLE-INLAND INC. (Registrant)
Dated: August 7, 2006	By	/s/ Randall D. Levy
Randall D. Levy
Chief Financial Officer

	By	/s/ Troy L. Hester
Troy L. Hester
Corporate Controller and Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Description	Page No.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	53

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	55

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	57

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	58