Form 10-Q
period 2006-09-30
TEMPLE INLAND INC
filed 2006-11-07
CIK 731939

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Quarterly Period Ended September 30, 2006
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of common shares outstanding
Class	as of September 30, 2006
Common Stock (par value $1.00 per share)	106,984,201

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEET
TEMPLE-INLAND INC. AND SUBSIDIARIES
Third Quarter-End 2006
Unaudited

	Parent	Financial
	Company	Services	Consolidated
		(In millions)
ASSETS
Cash and cash equivalents	$48	$294	$342
Trade receivables, less allowance for doubtful accounts of $16	476	––	476
Inventories	432	––	432
Timber and timberland	356	––	356
Real estate	469	––	469
Loans held for sale	––	29	29
Loans, net of allowance for loan losses of $64	––	9,535	9,535
Securities available-for-sale	––	555	555
Securities held-to-maturity	––	5,041	5,041
Investment in Federal Home Loan Bank stock	––	279	279
Property and equipment, net	1,638	209	1,847
Goodwill	365	141	506
Other intangible assets	––	27	27
Prepaid expenses and other assets	440	211	623
Investment in financial services	983	––	––

TOTAL ASSETS	$5,207	$16,321	$20,517

LIABILITIES
Accounts payable, accrued expenses, and other liabilities	$813	$148	$959
Long-term debt and other borrowings	1,620	161	1,781
Deposits	––	9,288	9,281
Federal Home Loan Bank borrowings	––	5,436	5,436
Deferred income taxes	193	––	174
Pension liability	258	––	258
Postretirement benefits liability	134	––	134
Preferred stock issued by subsidiaries	––	305	305

TOTAL LIABILITIES	3,018	15,338	18,328

SHAREHOLDERS’ EQUITY
Preferred stock — par value $1 per share: authorized 25,000,000 shares; none issued			––
Common stock — par value $1 per share: authorized 200,000,000 shares; issued 123,605,344 shares, including shares held in the treasury			124
Additional paid-in capital			460
Accumulated other comprehensive loss			(195)
Retained earnings			2,422

			2,811
Cost of shares held in the treasury: 16,621,143 shares			(622)

TOTAL SHAREHOLDERS’ EQUITY			2,189

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY			$20,517

Please read the notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET
TEMPLE-INLAND INC. AND SUBSIDIARIES
Year-End 2005
Unaudited

	Parent	Financial
	Company	Services	Consolidated
		(In millions)
ASSETS
Cash and cash equivalents	$13	$431	$441
Trade receivables, less allowance for doubtful accounts of $14	411	––	411
Inventories	425	––	425
Timber and timberland	394	––	394
Real estate	403	––	403
Loans held for sale	––	280	280
Loans, net of allowance for loan losses of $74	––	9,845	9,845
Securities available-for-sale	––	654	654
Securities held-to-maturity	––	5,558	5,558
Investment in Federal Home Loan Bank stock	––	300	300
Property and equipment, net	1,633	193	1,826
Goodwill	236	159	395
Other intangible assets	––	31	31
Prepaid expenses and other assets	469	240	667
Investment in financial services	1,017	––	––

TOTAL ASSETS	$5,001	$17,691	$21,630

LIABILITIES
Accounts payable, accrued expenses, and other liabilities	$750	$175	$909
Long-term debt and other borrowings	1,599	101	1,700
Deposits	––	9,201	9,194
Federal Home Loan Bank borrowings	––	6,892	6,892
Deferred income taxes	165	––	143
Pension liability	270	––	270
Postretirement benefits liability	137	––	137
Preferred stock issued by subsidiaries	––	305	305

TOTAL LIABILITIES	2,921	16,674	19,550

SHAREHOLDERS’ EQUITY
Preferred stock — par value $1 per share: authorized 25,000,000 shares; none issued			––
Common stock — par value $1 per share: authorized 200,000,000 shares; issued 123,605,344 shares, including shares held in the treasury			124
Additional paid-in capital			445
Accumulated other comprehensive loss			(189)
Retained earnings			2,141

			2,521
Cost of shares held in the treasury: 12,630,953 shares			(441)

TOTAL SHAREHOLDERS’ EQUITY			2,080

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY			$21,630

Please read the notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
TEMPLE-INLAND INC. AND SUBSIDIARIES
Unaudited

	Third Quarter			First Nine Months
	2006	2005		2006	2005
		(In millions, except per share amounts)
REVENUES
Manufacturing and real estate	$1,115	$981		$3,350	$3,015
Financial services	294	257		876	718

	1,409	1,238		4,226	3,733

COSTS AND EXPENSES
Manufacturing and real estate	(987)	(954)		(2,971)	(2,863)
Financial services	(238)	(196)		(719)	(568)

	(1,225)	(1,150)		(3,690)	(3,431)

OPERATING INCOME	184	88		536	302
Parent company interest	(31)	(28)		(98)	(86)
Other non-operating income (expense)	1	1		92	3

INCOME BEFORE INCOME TAXES	154	61		530	219
Income tax expense	(58)	(24)		(166)	(69)

INCOME FROM CONTINUING OPERATIONS	96	37		364	150
Discontinued operations	––	1		––	2

NET INCOME	$96	$38		$364	$152

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	108.3	112.7		109.8	113.0
Diluted	110.3	114.1		111.8	115.0

EARNINGS PER SHARE
Basic:
Income from continuing operations	$0.88	$0.33		$3.31	$1.33
Discontinued operations	––	0.01		––	0.02

Net income	$0.88	$0.34		$3.31	$1.35

Diluted:
Income from continuing operations	$0.87	$0.32		$3.25	$1.30
Discontinued operations	––	0.01		––	0.02

Net income	$0.87	$0.33		$3.25	$1.32

DIVIDENDS PAID PER SHARE OF COMMON STOCK	$0.25	$0.22	1/2	$0.75	$0.67	1/2

Please read the notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
TEMPLE-INLAND INC. AND SUBSIDIARIES
Unaudited

	First Nine Months
	2006	2005
	(In millions)
CASH PROVIDED BY (USED FOR) OPERATIONS
Net income	$364	$152
Adjustments:
Depreciation and amortization	188	186
Amortization and accretion of financial instrument discounts and premiums, net	22	12
Provision for credit losses	1	9
Deferred income taxes	31	34
Non-cash real estate cost of sales	55	21
Real estate development expenditures	(84)	(39)
Other non-cash charges and (credits), net	1	44
Other	10	20
Changes in:
Trade receivables	(51)	(19)
Inventories	(5)	20
Prepaid expenses and other	34	14
Accounts payable and accrued expenses	13	(15)
Loans held for sale:
Originations	(146)	(1,939)
Sales	397	2,247
Collections on loans serviced for others, net	––	(122)

	830	625

CASH PROVIDED BY (USED FOR) INVESTING
Capital expenditures	(176)	(184)
Sale of non-strategic assets, operations and property and equipment	45	36
Securities available-for-sale, net	96	145
Securities held-to-maturity, net	497	(516)
Loans originated or acquired, net of collections	19	(476)
Proceeds from sale of loans and mortgage servicing rights	303	47
Acquisitions, net of cash acquired, and joint ventures	(138)	(29)
Other	32	8

	678	(969)

CASH PROVIDED BY (USED FOR) FINANCING
Payments of debt	(411)	(581)
Additions to debt	73	14
Borrowings under accounts receivable securitization facility, net	114	50
Borrowings under revolving credit facility, net	(133)	(14)
Deposits, net	87	147
Repurchase agreements and short-term borrowings, net	(1,081)	1,040
Cash dividends paid to shareholders	(82)	(78)
Repurchase of common stock	(226)	(472)
Exercise of stock options	45	42
Tax benefit on stock options exercised	8	––
Settlement of equity purchase contracts	––	345
Other	(1)	(41)

	(1,607)	452

Effect of exchange rate changes on cash and cash equivalents	––	––
Discontinued operations, principally operating activities	––	––

Net increase (decrease) in cash and cash equivalents	(99)	108
Cash and cash equivalents at beginning of period	441	372

Cash and cash equivalents at end of period	$342	$480

Please read the notes to consolidated financial statements.

SUMMARIZED BALANCE SHEETS
PARENT COMPANY (TEMPLE-INLAND INC. AND ITS MANUFACTURING AND REAL
ESTATE SUBSIDIARIES)
Unaudited

	Third
	Quarter-End	Year-End
	2006	2005
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$48	$13
Trade receivables, less allowance for doubtful accounts of $16 in 2006 and $14 in 2005	476	411
Inventories:
Finished goods and work in process	107	95
Raw materials	213	224
Supplies and other	112	106

Total inventories	432	425
Prepaid expenses and other	74	94

Total current assets	1,030	943
Investment in Financial Services	983	1,017
Timber and Timberland	356	394
Real Estate	469	403
Property and Equipment
Land and buildings	646	619
Machinery and equipment	3,397	3,337
Construction in progress	73	62
Less allowance for depreciation	(2,478)	(2,385)

Total property and equipment	1,638	1,633
Goodwill	365	236
Assets Held for Sale	31	34
Other Assets	335	341

TOTAL ASSETS	$5,207	$5,001

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$240	$200
Accrued employee compensation and benefits	102	101
Accrued interest	28	19
Accrued property taxes	30	27
Other accrued expenses	134	136
Liabilities of discontinued operations	8	9
Current portion of long-term debt	8	12

Total current liabilities	550	504
Long-Term Debt	1,620	1,599
Deferred Income Taxes	193	165
Pension Liability	258	270
Postretirement Benefits Liability	134	137
Other Long-Term Liabilities	263	246

Total liabilities	3,018	2,921
Shareholders’ Equity	2,189	2,080

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,207	$5,001

Please read the notes to consolidated financial statements.

SUMMARIZED STATEMENTS OF INCOME
PARENT COMPANY (TEMPLE-INLAND INC. AND ITS MANUFACTURING AND REAL
ESTATE SUBSIDIARIES)
Unaudited

	Third Quarter		First Nine Months
	2006	2005	2006	2005
		(In millions)
NET REVENUES	$1,115	$981	$3,350	$3,015

COSTS AND EXPENSES
Cost of sales	(895)	(855)	(2,715)	(2,578)
Selling	(35)	(30)	(103)	(92)
General and administrative	(52)	(57)	(166)	(155)
Other operating income (expense)	(5)	(12)	13	(38)

	(987)	(954)	(2,971)	(2,863)

	128	27	379	152
FINANCIAL SERVICES PRE-TAX EARNINGS	56	61	157	150

OPERATING INCOME	184	88	536	302
Interest expense	(31)	(28)	(98)	(86)
Other non-operating income (expense)	1	1	92	3

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	154	61	530	219
Income tax expense	(58)	(24)	(166)	(69)

INCOME FROM CONTINUING OPERATIONS	96	37	364	150
Discontinued operations	––	1	––	2

NET INCOME	$96	$38	$364	$152

Please read the notes to consolidated financial statements.

SUMMARIZED STATEMENTS OF CASH FLOWS
PARENT COMPANY (TEMPLE-INLAND INC. AND ITS MANUFACTURING AND REAL
ESTATE SUBSIDIARIES)
Unaudited

	First Nine Months
	2006	2005
	(In millions)
CASH PROVIDED BY (USED FOR) OPERATIONS
Net income	$364	$152
Adjustments:
Depreciation and amortization	171	167
Non-cash share-based compensation	32	22
Non-cash pension and postretirement expense	42	44
Cash contribution to pension and postretirement plans	(57)	(55)
Deferred income taxes (benefit)	26	20
Net earnings of financial services	(98)	(95)
Dividends of earnings from financial services	135	25
Earnings of joint ventures	(25)	(41)
Dividends of earnings from joint ventures	12	32
Non-cash real estate cost of sales	55	21
Real estate development expenditures	(84)	(39)
Other non-cash charges (credits)	1	44
Other	7	8
Changes in:
Trade receivables	(51)	(19)
Inventories	(5)	20
Prepaid expenses and other	34	14
Accounts payable and accrued expenses	13	(15)

	572	305

CASH PROVIDED BY (USED FOR) INVESTING
Capital expenditures	(142)	(155)
Sales of non-strategic assets, operations and property and equipment	45	36
Acquisitions, net of cash acquired, and joint ventures	(136)	(9)
Other	––	7

	(233)	(121)

CASH PROVIDED BY (USED FOR) FINANCING
Payments of debt	(35)	(56)
Additions of debt	13	13
Borrowings under accounts receivable securitization facility, net	114	50
Borrowings under revolving credit facility, net	(133)	(14)
Cash dividends paid to shareholders	(82)	(78)
Repurchase of common stock	(226)	(472)
Exercise of stock options	45	42
Tax benefit on stock options exercised	8	––
Settlement of equity purchase contracts	––	345
Other	(8)	(20)

	(304)	(190)

Effect of exchange rate changes on cash and cash equivalents	––	––
Discontinued operations, principally operating cash flows	––	––

Net increase (decrease) in cash and cash equivalents	35	(6)
Cash and cash equivalents at beginning of period	13	22

Cash and cash equivalents at end of period	$48	$16

Please read the notes to consolidated financial statements.

SUMMARIZED BALANCE SHEETS
FINANCIAL SERVICES
Unaudited

	Third
	Quarter-End	Year-End
	2006	2005
	(In millions)
ASSETS
Cash and cash equivalents	$294	$431
Loans held for sale	29	280
Loans, net of allowance for loan losses of $64 in 2006 and $74 in 2005	9,535	9,845
Securities available-for-sale	555	654
Securities held-to-maturity	5,041	5,558
Investment in Federal Home Loan Bank stock	279	300
Property and equipment, net	209	193
Accounts, notes, and accrued interest receivable	109	120
Goodwill	141	159
Other intangible assets	27	31
Other assets	102	120

TOTAL ASSETS	$16,321	$17,691

LIABILITIES AND STOCKHOLDER’S EQUITY
Deposits	$9,288	$9,201
Federal Home Loan Bank borrowings	5,436	6,892
Other liabilities	148	175
Other borrowings	161	101
Preferred stock issued by subsidiaries	305	305

TOTAL LIABILITIES	15,338	16,674
Shareholder’s Equity	983	1,017

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$16,321	$17,691

Please read the notes to consolidated financial statements.

SUMMARIZED STATEMENTS OF INCOME
FINANCIAL SERVICES
Unaudited

			First Nine
	Third Quarter		Months
	2006	2005	2006	2005
		(In millions)
INTEREST INCOME
Loans and loans held for sale	$174	$157	$516	$428
Securities available-for-sale	12	10	35	40
Securities held-to-maturity	61	41	187	105
Other earning assets	2	1	5	3

Total interest income	249	209	743	576

INTEREST EXPENSE
Deposits	(74)	(49)	(202)	(133)
Borrowed funds	(75)	(57)	(230)	(148)

Total interest expense	(149)	(106)	(432)	(281)

NET INTEREST INCOME	100	103	311	295
(Provision) credit for credit losses	(1)	1	(1)	(9)

NET INTEREST INCOME AFTER (PROVISION) CREDIT FOR CREDIT LOSSES	99	104	310	286

NONINTEREST INCOME
Loan origination and sale of loans	––	5	2	19
Insurance commissions and fees	17	17	50	48
Service charges on deposits	13	12	37	33
Operating lease income	2	1	6	4
Other	13	13	38	38

Total noninterest income	45	48	133	142

NONINTEREST EXPENSE
Compensation and benefits	(42)	(46)	(136)	(135)
Insurance operations, other than compensation	(5)	(4)	(13)	(12)
Occupancy	(7)	(6)	(19)	(18)
Information systems and technology	(3)	(3)	(10)	(11)
Charges related to asset impairments and severance	(2)	––	(12)	––
Other	(29)	(32)	(96)	(102)

Total noninterest expense	(88)	(91)	(286)	(278)

INCOME BEFORE INCOME TAXES	56	61	157	150
Income tax expense	(21)	(22)	(59)	(55)

NET INCOME	$35	$39	$98	$95

     Please read the notes to consolidated financial statements.

SUMMARIZED STATEMENTS OF CASH FLOWS
FINANCIAL SERVICES
Unaudited

	First Nine Months
	2006	2005
	(In millions)
CASH PROVIDED BY (USED FOR) OPERATIONS
Net income	$98	$95
Adjustments:
Depreciation	12	15
Depreciation of leased assets	5	4
Provision for credit losses	1	9
Amortization and accretion of financial instrument discounts and premiums, net	22	12
Deferred income taxes	5	14
Changes in:
Loans held for sale:
Originations	(146)	(1,939)
Sales	397	2,247
Collections on loans serviced for others, net	––	(122)
Other	(1)	10

	393	345

CASH PROVIDED BY (USED FOR) INVESTING
Securities available-for-sale:
Purchases	(2)	––
Principal payments and maturities	98	145
Securities held-to-maturity:
Purchases	(597)	(1,523)
Principal payments and maturities	1,094	1,007
Loans originated or acquired, net of collections	19	(476)
Collection of mortgage servicing rights sale receivables	––	46
Sales of loans	303	1
Acquisitions, net of cash acquired	(2)	(20)
Capital expenditures	(34)	(29)
Other	32	1

	911	(848)

CASH PROVIDED BY (USED FOR) FINANCING
Deposits, net	87	147
Repurchase agreements and short-term borrowings, net	(1,081)	1,040
Long-term FHLB and other borrowings:
Additions	60	1
Payments	(375)	(525)
Dividends paid to parent company	(135)	(25)
Other	3	(21)

	(1,441)	617

Net increase (decrease) in cash and cash equivalents	(137)	114
Cash and cash equivalents at beginning of period	431	350

Cash and cash equivalents at end of period	$294	$464

Please read the notes to consolidated financial statements.

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
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
     As part of the real estate segmentation, we transferred about $300 million in real estate assets and $110 million of related borrowings that had been included in our financial services summarized financial statements to our parent company summarized financial statements. Within the parent company summarized financial statements, we transferred about $100 million of timber and timberland into real estate. As a result, we have recast prior period parent company and financial services summarized financial statements to reflect this transfer as if it occurred at the beginning of the earliest period presented. In third quarter 2006, we completed the real estate segment basis allocation based on estimated relative fair values, which resulted in allocating additional basis of $25 million to the timber and timberland previously transferred into real estate. There was no impact on operating results and cash flows as a result of this transfer. Please read Notes 8 and 9 to the Consolidated Financial Statements for further information.
Note 2 — New Accounting Pronouncements
Share-Based Compensation
     Beginning January 2006, we adopted the modified prospective application method contained in Statement of Financial Accounting Standards (SFAS) No. 123 (revised December 2004), Share-Based Payment (SFAS 123(R)), to account for share-based payments. As a result, we apply this pronouncement to new awards or modifications of existing awards in 2006 and thereafter. We had been expensing over the service period the fair value of share-based compensation awards granted, modified or settled in 2003 through 2005, using the prospective transition method of accounting contained in SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123. The principal effects of adopting SFAS 123(R) are:

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
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

	Third Quarter 2005	First Nine Months
	2005	2005
	(In millions, except per share)
Net income, as reported	$38	$152
Add: Stock-based compensation expense, net of related tax effects, included in the determination of reported net income	4	14
Deduct: Total stock-based compensation expense, net of related tax effects, determined under the fair value based method for all awards	(5)	(17)

Pro forma net income	$37	$149

Earnings per share:
Basic, as reported	$0.34	$1.35
Basic, pro forma	$0.33	$1.32

Diluted, as reported	$0.33	$1.32
Diluted, pro forma	$0.32	$1.30
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
     Our corrugated packaging segment enters into these agreements that generally represent the exchange of linerboard we manufacture for corrugated medium manufactured by others. We include these exchanges in cost of sales. The effect of applying this guidance was to reduce second quarter and third quarter 2006 income from

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
continuing operations by $1 million or $0.01 per diluted share for each quarter. We expect a similar effect on income from continuing operations for each of the next two quarters as our existing exchange agreements are renewed.
Pending Accounting Pronouncements
     The Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measures. This new standard defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This guidance applies to fair value measurements already required or permitted and will be effective for our first quarter 2008. Based on our current understanding, we do not expect that the adoption of SFAS No. 157 will have a significant effect on our earnings or financial position.
     The FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. This new standard requires that the funded status of defined benefit plans be shown on the balance sheet as of our year-end 2006. The funded status is the difference between the plan assets and the plan obligations, which has historically been disclosed in the footnotes. Based on our current understanding of this new standard and on preliminary actuarial estimates, it is likely that due solely to the adoption of SFAS No. 158 we will increase our pension liability by about $72 million, decrease other assets by about $16 million, increase deferred income tax asset by about $34 million, and decrease shareholders’ equity by about $54 million. These estimates do not include the impact of the plan’s performance in 2006. This new standard does not affect how defined benefit annual expense is determined. Beginning with our year-end 2008, plan assets and liabilities are to be valued as of year end. We currently value these as of September 30.
     The EITF issued EITF Issue No. 06-3, How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation). This guidance permits these taxes to be presented on either a gross basis (included in sales and expenses) or a net basis (excluded from the income statement) as long as the chosen method is disclosed as an accounting policy. This disclosure is required beginning with our first quarter 2007. We currently use the net basis for reporting these taxes, and we do not expect to change our policy as a result of this EITF.
     The FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) clarifying the accounting for and disclosure of uncertainties associated with certain aspects of measurement and recognition of income taxes. FIN 48 is effective for us beginning first quarter 2007. Based on our current understanding, we do not expect that the adoption of FIN 48 will have a significant effect on our earnings or financial position.
     The FASB issued Staff Position No. AUG AIR-1, Accounting for Planned Major Maintenance Activities. This new pronouncement requires that planned major plant maintenance activities be expensed as incurred or deferred and amortized over future periods. It also prohibits the previously acceptable practices of accruing costs in advance and of allocating the costs over the interim periods within the year in which they were incurred as required by APB 28, Interim Financial Reporting. This guidance will be effective for us beginning first quarter 2007. Historically we have allocated the costs of the planned major maintenance over the year in which they were incurred. While we are uncertain which of the two permitted methods we will adopt, based on our current understanding, we do not expect that the adoption of this new pronouncement will have a significant effect on our annual earnings or financial position, though it is possible the effect could be significant to any one interim period.
     The Securities and Exchange Commission issued Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. This guidance will have no impact on our earnings or financial position.

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Note 3 — Employee Benefit Plans
     The components of net periodic benefit cost of our defined benefit pension plans are:

	Third Quarter		First Nine Months
	2006	2005	2006	2005
		(In millions)
Service costs — benefits earned during the period	$7	$6	$21	$19
Interest cost on projected benefit obligation	18	18	54	54
Expected return on plan assets	(20)	(18)	(60)	(54)
Amortization of prior service costs	1	––	3	––
Amortization of actuarial net loss	6	7	18	19

Defined benefit expense	$12	$13	$36	$38

     In first nine months 2006, we made $45 million in voluntary, discretionary contributions to our defined benefit pension plans, including $15 million in third quarter 2006.
     The components of net periodic benefit cost of our postretirement benefit plans are:

	Third Quarter		First Nine Months
	2006	2005	2006	2005
		(In millions)
Service costs — benefits earned during the period	$1	$1	$3	$3
Interest cost on projected benefit obligation	2	2	6	6
Amortization of prior service costs	(1)	(1)	(3)	(3)
Amortization of actuarial net loss	––	––	––	––

Defined benefit expense	$2	$2	$6	$6

Note 4 — Share-Based Compensation
     We have shareholder approved share-based compensation plans that permit awards to key employees and non-employee directors in the form of restricted or performance units, restricted stock or options to purchase shares of our common stock. We generally grant awards annually in February, and we use treasury stock to fulfill awards settled in common stock and stock option exercises. A summary of these plans follows.
Restricted or performance units
     Restricted or performance units generally have a three-year term, vest after three years of employment from the date of grant or the attainment of stated return on investment (ROI) based performance goals generally measured over a three-year period, and are settled in cash or common stock as determined on the date of grant. The restricted and performance units provide for accelerated vesting upon retirement or if there is a change in control. We also have director awards and bonus deferral plans that can be settled in cash or stock. A summary of activity for first nine months 2006 follows:

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

		Weighted
		Average
		Grant Date
		Fair Value	Aggregate
	Shares	Per Share	Current Value
	(In thousands)		(In millions)
Not vested beginning of the year	744	$32
Granted	690	46
Vested and settled	(5)	30
Forfeited	(18)	37

Not vested end of third quarter 2006	1,411	39	$56

Not vested end of third quarter 2006 subject to
Time vesting requirements	822		$33
Performance requirements	589		23

Total	1,411		$56

Not vested end of third quarter 2006 to be settled in
Cash	882		$35
Stock	529		21

Total	1,411		$56

     The fair value of units vested in first nine months 2006 was less than $1 million.
Restricted stock
     Restricted stock awards generally vest ratably over three to six years, provide for accelerated vesting upon retirement or if there is a change in control, and are included in outstanding shares. There were no restricted stock awards granted in first nine months 2006. There were 670,530 restricted stock awards outstanding at third quarter-end 2006 with a weighted average grant date fair value of $32.29 per share and an aggregate current value of $27 million. The fair value of restricted stock vested in first nine months 2006 was $1 million.
Stock options
     Stock options have a ten-year term, become exercisable ratably over four years and provide for accelerated or continued vesting upon retirement or if there is a change in control. Options are granted with an exercise price equal to the market value of our common stock on the date of grant. A summary of activity for first nine months 2006 follows:

			Weighted	Aggregate
		Weighted	Average	Intrinsic Value
		Average	Remaining	(Current value
		Exercise Price	Contractual	less exercise
	Shares	Per Share	Term	price)
	(In thousands)		(In years)	(In millions)
Outstanding beginning of the year	6,832	$28
Granted	1,103	46
Exercised	(1,719)	27
Forfeited	(126)	32

Outstanding end of third quarter 2006	6,090	32	6	$57

Exercisable end of third quarter 2006	3,387	28	5	$42

     The intrinsic value of options exercised in first nine months 2006 was $30 million.

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
     We determine the fair value of options using the Black-Scholes-Merton option-pricing model and the following assumptions:

	First Nine Months
	2006	2005
Expected life of options	6.0 years	8.0 years
Expected stock price volatility	25.1%	28.2%
Expected dividend yield	2.4%	2.3%
Risk-free interest rate	4.5%	4.2%

Weighted average estimated fair value per option of options granted	$11.53	$11.16
     The expected life of options is based on historical experience. The expected stock price volatility is based on historical prices of our common stock for a period corresponding to the expected life of the options with appropriate consideration given to current conditions and events. We use historical data to estimate pre-vesting forfeitures stratified into two groups based on job level.
Share-based compensation expense
     Pre-tax share-based compensation expense consists of:

	Third Quarter		First Nine Months
	2006	2005	2006	2005
		(In millions)
Restricted or performance units	$6	$5	$19	$12
Restricted stock	––	––	2	1
Stock options	2	2	11	6

Total pre-tax share-based compensation expense	$8	$7	$32	$19

     In first nine months 2006, $26 million of share-based compensation expense was included in general and administrative expense, $1 million was included in selling expense, and $5 million was included in cost of sales. In first nine months 2005, $15 million of share-based compensation expense was included in general and administrative expense, $1 million was included in selling expense, and $3 million was included in cost of sales. The amount of share-based compensation capitalized was not significant. In first quarter 2005, we contributed treasury stock to fulfill our 401(k) matching obligations. Beginning with second quarter 2005, we used cash to fulfill these obligations.
     The fair value of awards granted to retirement-eligible employees and expensed at the date of grant was $7 million in first nine months 2006 including $3 million related to restricted or performance units and $4 million related to stock options. This accounts for most of the increase in share-based compensation expense from first nine months 2005.
     Unrecognized share-based compensation for all awards not vested was $47 million at third quarter-end 2006, of which $25 million is related to equity awards and $22 million to cash settled awards. The unrecognized share-based compensation for cash settled awards is based on period end market price. Based on our current assumptions, the cost associated with unrecognized share-based compensation will be recognized as expense over the next four years.

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Other information

	Third Quarter		First Nine Months
	2006	2005	2006	2005
		(In millions)
Cash paid to settle restricted or performance units	$—	$—	$—	$—
Cash received from the exercise of stock options	11	7	45	42
Income tax benefit recognized from the exercise of stock options	1	—	8	—
Note 5 — Earnings Per Share
     We computed earnings per share by dividing income by weighted average shares outstanding using the following:

	Third Quarter		First Nine Months
	2006	2005	2006	2005
		(In millions)
Weighted average common shares outstanding – basic	108.3	112.7	109.8	113.0
Dilutive effect of equity purchase contracts (settled in first and second quarter 2005)	––	––	––	0.5
Dilutive effect of stock options	2.0	1.4	2.0	1.5

Weighted average shares outstanding – diluted	110.3	114.1	111.8	115.0

     In first nine months 2006, we repurchased 5.7 million shares of common stock for $239 million, including $23 million in other current liabilities that was settled after third quarter-end. The repurchased shares were added to treasury shares at an average cost of $42.42 per share. In third quarter 2006, we repurchased 2.2 million shares under an August 4, 2006 Board of Directors authorization to repurchase up to six million shares. At second quarter-end 2006, we had completed the August 5, 2005 Board of Director’s authorization to repurchase six million shares.
Note 6 — Comprehensive Income
     Comprehensive income consists of:

	Third Quarter		First Nine Months
	2006	2005	2006	2005
		(In millions)
Net income	$96	$38	$364	$152
Other comprehensive income (loss), net of taxes:
Unrealized gains (losses) on:
Available-for-sale securities	(1)	(2)	(1)	(2)
Derivative instruments	—	(1)	—	(2)
Minimum pension liability adjustment	—	—	(1)	—
Foreign currency translation adjustments	3	—	(4)	3

Other comprehensive income (loss)	2	(3)	(6)	(1)

Comprehensive income	$98	$35	$358	$151

     In first nine months 2006, because of the enactment of the new margin tax by the Texas State Legislature, we reduced our state deferred taxes associated with minimum pension liability by $1 million.
     At third quarter-end 2006, the fair value of our interest-rate derivative instruments was a $2 million liability, which is about equally distributed between an interest-rate swap designated as a hedge of interest cash flows anticipated from specific borrowings and an interest-rate swap we did not designate as a hedge. Changes in the fair value of the hedge transaction increased other comprehensive income by less than $1 million in the first nine months 2006. Hedge ineffectiveness was not significant in the first nine months 2006. Changes in the fair value of

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
the instrument not designated as a hedge are included in other non-operating income (expense) and resulted in income of less than $1 million in first nine months 2006.
Note 7 — Contingencies
     We are involved in various legal proceedings that arise from time to time in the ordinary course of doing business and believe that adequate reserves have been established for any probable losses. We do not believe that the outcome of any of these proceedings should have a significant adverse effect on our financial position or long-term results of operations or cash flows. It is possible however, that charges related to these matters could be significant to our results of operations or cash flows in any one accounting period.
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

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

					Expenses Not
					Allocated to
	Corrugated	Forest	Real	Financial	Segments and
	Packaging	Products	Estate	Services	Eliminations		Total
For Third Quarter 2006
(In millions)
Revenues from external customers	$746	$310	$59	$294	$––		$1,409
Depreciation and amortization	39	15	1	6	3		64
Segment operating income or income (loss) before taxes	74	83	15	58	(76)	(a)	154
Financial services, net interest income	––	––	––	100	––		100
Capital expenditures	30	18	1	13	14		76

For First Nine Months 2006 or at Third Quarter-End 2006
(In millions)
Revenues from external customers	$2,225	$984	$141	$876	$––		$4,226
Depreciation and amortization	116	43	2	17	10		188
Segment operating income or income (loss) before taxes	181	266	50	169	(136)	(a)	530
Financial services, net interest income	––	––	––	311	––		311
Total assets	2,298	1,020	502	16,321	376		20,517
Investment in equity method investees and joint ventures	10	23	77	––	––		110
Capital expenditures	77	44	1	34	20		176
Goodwill	236	129	––	141	––		506

For Third Quarter 2005
(In millions)
Revenues from external customers
As reported	$690	$257	$––	$271	$––		$1,218
Reclassification	1	7	26	(14)	––		20	(b)

As reclassified	691	264	26	257	––		1,238
Depreciation and amortization
As reported	41	12	––	6	2		61
Reclassification	––	(1)	1	––	––		––

As reclassified	41	11	1	6	2		61
Segment operating income or income (loss) before taxes
As reported	15	64	––	67	(85)		61
Reclassification	––	(3)	10	(6)	(1)		––

As reclassified	15	61	10	61	(86)	(a)	61
Financial services, net interest income
As reported	––	––	––	102	––		102
Reclassification	––	––	––	1	––		1

As reclassified	––	––	––	103	––		103
Capital expenditures
As reported	20	19	––	16	4		59
Reclassification	––	(1)	––	––	––		(1	)(c)

As reclassified	20	18	––	16	4		58

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

					Expenses Not
					Allocated to
					Segments
	Corrugated	Forest	Real	Financial	and
	Packaging	Products	Estate	Services	Eliminations	Total
For First Nine Months 2005 or at Third Quarter-End 2005
(In millions)
Revenues from external customers
As reported	$2,146	$771	$––	$759	$––	$3,676
Reclassification	4	14	80	(41)	––	57	(b)

As reclassified	2,150	785	80	718	––	3,733
Depreciation and amortization
As reported	120	38	––	20	8	186
Reclassification	––	(1)	2	(1)	––	––

As reclassified	120	37	2	19	8	186
Segment operating income or income (loss) before taxes
As reported	123	176	––	165	(245)	219
Reclassification	––	(9)	28	(15)	(4)	––

As reclassified	123	167	28	150	(249)(a)	219
Financial services, net interest income
As reported	––	––	––	291	––	291
Reclassification	––	––	––	4	––	4

As reclassified	––	––	––	295	––	295
Total Assets
As reported	2,334	962	––	17,054	306	20,656
Reclassification	––	(98)	413	(346)	31	—

As reclassified	2,334	864	413	16,708	337	20,656
Investment in equity method investees and joint ventures
As reported	11	38	––	71	––	120
Reclassification	––	––	71	(71)	––	––

As reclassified	11	38	71	––	––	120
Capital expenditures
As reported	95	48	––	29	14	186
Reclassification	––	(2)	––	––	––	(2)(c)

As reclassified	95	46	––	29	14	184
Goodwill
As reported	236	––	––	158	––	394

(a)	See table below for expenses not allocated to segments.

(b)	Revenues increased because we recast segment revenues to include gross real estate sales that had previously been reported net and certain ancillary revenues that had previously been reported as a reduction of cost of sales.

(c)	Capital expenditures decreased because we reclassified real estate development expenditures separately.

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
     Expenses not allocated to segments consist of:

	Third Quarter		First Nine Months
	2006	2005	2006	2005
	(In millions)
General and administrative	$(28)	$(25)	$(77)	$(67)
Share-based compensation	(8)	(7)	(32)	(19)
Other operating income (expense)	(10)	(27)	(21)	(80)
Other non-operating income (expense)	1	1	92	3
Parent company interest	(31)	(28)	(98)	(86)

	$(76)	$(86)	$(136)	$(249)

Other operating income (expense) applies to:
Corrugated packaging	$(4)	$(19)	$(8)	$(39)
Forest products	––	(8)	1	(35)
Real estate	––	––	––	––
Financial services	(2)	––	(12)	––
Unallocated	(4)	––	(2)	(6)

	$(10)	$(27)	$(21)	$(80)

     Other non-operating income (expense) includes interest income and costs associated with debt tender offers, call premiums and write-offs of unamortized financing fees related to refinancing of borrowings and in the first nine months 2006 a one-time gain, after legal fees, of $89 million related to the settlement of tax litigation. Please read Note 13 to the Consolidated Financial Statements for further information.
Note 9 — Real Estate
     Real estate consists of:

	Third
	Quarter-End	Year-End
	2006	2005
	(In millions)
Developed land and land under development	$227	$199
Land held for investment or future development and timber	140	104
Investment in real estate ventures	77	76
Income producing properties, net of accumulated depreciation	25	24

Total	$469	$403

     In first nine months 2006, we sold 131 acres of undeveloped commercial real estate in two transactions and recognized gains of $14 million, including gains of $6 million in third quarter 2006. In first nine months 2006, we transferred from forest products 15,912 additional acres of timber and timberland with a carrying value of $7 million. In addition, we completed the real estate segment basis allocation based on estimated relative fair values, which resulted in allocating additional basis of $25 million to the timber and timberland previously transferred into real estate.
     At third quarter-end 2006, we had ownership interests ranging from 25 to 50 percent in 13 real estate ventures accounted for using the equity method. Our investment in these ventures is included in real estate and our equity in their earnings is included in other operating income (expense). We provide development services for some of these ventures for which we receive a fee. We have not recognized significant fees for these services. Combined summarized financial information for these ventures follows:

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Third
	Quarter-End	Year-End
	2006	2005
	(In millions)
Real estate	$172	$184
Total assets	253	240
Borrowings, principally non-recourse	70	76
Total liabilities	85	77
Equity	168	163

Our investment in real estate ventures:
Our share of their equity	$85	$84
Unrecognized deferred gain(a)	(8)	(8)

Investment in real estate ventures	$77	$76

(a)	We recognize the deferred gain from our sale of real estate to the venture as the venture sells the real estate to third parties.

	Third Quarter		First Nine Months
	2006	2005	2006	2005
	(In millions)
Revenues	$32	$59	$107	$162
Earnings	3	22	30	69
Our equity in their earnings	2	5	15	13
     In first nine months 2006, we contributed $4 million to the ventures and received $18 million in return of capital distributions, which are classified as investing activities for cash flow purposes.
     Beginning first quarter 2006, we eliminated our historic one-month lag in accounting for our investment in our two largest real estate ventures as financial information became more readily available. The result was to increase our equity in their earnings in first nine months 2006 by about $1 million.
Note 10 — Assets Held For Sale
     Assets held for sale include assets of discontinued operations and other non-strategic assets held for sale.
     At third quarter-end 2006, discontinued operations consist of the chemical business obtained in the acquisition of Gaylord Container Corporation. The disposition of the chemical business has been delayed primarily due to its class action litigation that was settled in 2004. At third quarter-end 2006, the assets and liabilities of discontinued operations include $10 million of working capital and $4 million of property and equipment. Revenues from discontinued operations were $5 million in third quarter 2006 and $4 million in third quarter 2005, and $18 million in first nine months 2006 and $15 million in first nine months 2005.
     At third quarter-end 2006, the carrying value of non-strategic assets held for sale was $9 million.

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Note 11 — Other Operating Income (Expense)

	Third Quarter		First Nine Months
	2006	2005	2006	2005
	(In millions)
Equity in earnings of manufacturing joint ventures	$4	$10	$10	$29
Equity in earnings of real estate ventures	2	5	15	13
Closure and sale of converting and production facilities	(4)	(5)	(5)	(44)
Antitrust litigation	(4)	(5)	(4)	(13)
Proxy contest	––	––	––	(4)
Hurricane related costs	––	(16)	––	(16)
Other	(3)	(1)	(3)	(3)

Total	$(5)	$(12)	$13	$(38)

     In January 2006, we acquired the remaining 50 percent interest in Standard Gypsum LP. Please read Note 12 for further information.
     Activity for third quarter 2006 within our accruals for exit costs follows:

	Beginning		Cash	End of
	of Period	Additions	Payments	Period
	(In millions)
Involuntary employee terminations	$1	$––	$––	$1
Demolition	4	––	(2)	2

Total	$5	$––	$(2)	$3

     In addition, our financial services segment incurred and paid $2 million in severance in third quarter 2006 related to the sale of the asset-based lending operations. At third quarter-end, accruals for severance and exit costs of our financial services segment were $4 million.
Note 12 — Acquisitions and Other Items
Acquisitions
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

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Total
(In millions)
Current assets	$35
Property and equipment	74
Goodwill	129

Total assets	238

Current liabilities	(13)
Current portion of long-term debt	(56)

Total liabilities	(69)

Net assets at date of acquisition	$169

     Goodwill is allocated to the forest products segment, and we anticipate that all of the goodwill will be deductible for income tax purposes.
     The following unaudited pro forma results assume the acquisition and related financing had occurred at the beginning of 2005:

	2005
	First Nine
	Months	Year
	(In millions, except per share)
Parent company revenues	$3,161	$4,175
Income from continuing operations	160	190
Income from continuing operations, per diluted share	$1.39	$1.66
     We derived these pro forma results by adjusting for the effects of the purchase price allocations and financing described above. These pro forma results are not necessarily an indication of what actually would have occurred if the acquisition and financing had been completed at the beginning of 2005 and are not intended to be indicative of future results.
Other
     As previously disclosed, it is likely that we will redeem, in 2007, the $305 million of preferred stock issued by subsidiaries. To effect this redemption, we received regulatory approval to create a trust that will issue $305 million of trust preferred securities to third parties for cash and lend the proceeds to financial services. Financial services will then use the proceeds to redeem the preferred stock issued by its subsidiaries. Due to market limitations on the amount of trust preferred securities that we can issue in a quarter, we estimate that the trust will need one to two years to raise the full $305 million.
     In third quarter 2006, financial services formed the trust with a $2 million equity investment. The trust issued $58 million of trust preferred securities and financial services borrowed $60 million from the trust. These borrowings have a 30 year term, are non-callable for five years and bear interest at variable rates that mirror the rates on the trust preferred securities. Our investment in the trust is included in other assets and our debt to the trust is included in other borrowings.
     There are limitations on our ability to make partial redemptions of the existing preferred stock issued by subsidiaries. Until the preferred stock redemption can be effected, both the preferred stock and our borrowings from the trust will be outstanding. It is also likely that the terms of the preferred stock will dictate that we will want to complete the redemption of the preferred stock before all necessary funds have been raised through the issuance of trust preferred securities. In that case, financial services will use other liquidity sources to fund the balance of the preferred stock redemption.

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Note 13 — Income Taxes and Tax Litigation Settlement
     Our effective tax rate was 38 percent in third quarter 2006 and 31 percent in first nine months 2006. The 2006 rates reflect a benefit of one percent, or about $1 million, related to the reduction of previously provided accruals resulting from the settlement of tax exempt bond audits in third quarter 2006 and six percent in first nine months 2006 resulting from the settlement of tax litigation and one percent resulting from new State of Texas tax legislation and the tax exempt bond audits. Our effective tax rate was 39 percent in third quarter 2005 and 32 percent in first nine months 2005. The rate in first nine months 2005 reflects a one-time tax benefit of seven percent resulting from the second quarter 2005 sale of our Pembroke, Canada MDF facility.
     In second quarter 2006, we entered into a settlement agreement with the U.S. Government to resolve pending tax litigation we filed to recover tax benefits promised to us in connection with our savings and loan acquisitions in 1988. Under the terms of the settlement agreement, we received a $95 million non-taxable cash payment for past and future tax benefits that would have been available to us had legislation enacted in 1993 not eliminated those tax benefits and $4 million of taxable interest income. In connection with the settlement, we incurred legal fees of $10 million, which were contingent upon the settlement. The net pre-tax gain related to this settlement was $89 million and is included in other non-operating income (expense).
     Also in second quarter 2006, the Texas State Legislature enacted a new state margin tax to replace the existing franchise tax, which for us results in a lower overall State of Texas tax rate. As a result, we recognized a one-time, non-cash benefit of $2 million, or $0.02 per diluted share, related to the reduction of previously provided deferred state income taxes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
     Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of the federal securities laws. These forward-looking statements are identified by their use of terms and phrases such as “believe,” “anticipate,” “could,” “estimate,” “likely,” “intend,” “may,” “plan,” “expect,” and similar expressions, including references to assumptions. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties. A variety of factors and uncertainties could cause our actual results to differ significantly from the results discussed in the forward-looking statements. Factors and uncertainties that might cause such differences include, but are not limited to:
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

Accounting Policies
Critical Accounting Estimates
     In first nine months 2006, there were no changes in our critical accounting estimates from those we disclosed in our Annual Report on Form 10-K for the year 2005 except that as a result of the classification of our fourth business segment, real estate, we have added the following:
     The amount of profit we recognize on the sale of real estate is significantly affected by estimates we make regarding future revenues and development costs. Changes in these estimates will affect profits recognized on future sales of real estate.
New and Pending Accounting Pronouncements
     Beginning January 2006, we adopted the modified prospective application method of accounting for share-based payments contained in SFAS No. 123 (revised December 2004), Share-Based Payment. Beginning second quarter 2006, we began applying the guidance in EITF Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty. Please read Note 2 to the Consolidated Financial Statements for further information about these new pronouncements and other pending accounting pronouncements including one pronouncement related to the accounting for the funded status of defined benefit plans.
Results of Operations for Third Quarter 2006 and 2005
Summary
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

	Third Quarter		First Nine Months
	2006	2005	2006	2005
	(In millions, except per share)
Revenues
Corrugated packaging	$746	$691	$2,225	$2,150
Forest products	310	264	984	785
Real estate	59	26	141	80
Financial services	294	257	876	718

Total revenues	$1,409	$1,238	$4,226	$3,733

Segment Operating Income
Corrugated packaging	$74	$15	$181	$123
Forest products	83	61	266	167
Real estate	15	10	50	28
Financial services	58	61	169	150

Total segment operating income	230	147	666	468
Expenses not allocated to segments
General and administrative	(28)	(25)	(77)	(67)
Share-based compensation	(8)	(7)	(32)	(19)
Other operating income (expense)	(10)	(27)	(21)	(80)
Other non-operating income (expense)	1	1	92	3
Parent company interest	(31)	(28)	(98)	(86)

Income before income taxes	154	61	530	219
Income taxes	(58)	(24)	(166)	(69)

Income from continuing operations	96	37	364	150
Discontinued operations	––	1	––	2

Net income	$96	$38	$364	$152

Average diluted shares outstanding	110.3	114.1	111.8	115.0

Income from continuing operations, per diluted share	$0.87	$0.32	$3.25	$1.30

ROI, annualized			15.9%	9.4%
Significant items affecting income from continuing operations included:
•	In 2006, we experienced improved markets for our corrugated packaging and forest products, principally gypsum and particleboard, and we benefited from the acquisition of our partner’s 50 percent interest in Standard Gypsum LP. The forest product markets are beginning to moderate principally as a result of declines in the housing industry. While we continued to see the benefit in our manufacturing operations from our initiatives to lower costs, improve asset utilization and increase operating efficiencies, higher costs, principally energy and freight, offset some of the benefit. Charges and expenses related to the previous closures and current sale of converting facilities totaled $5 million. In addition, we began classifying real estate as our fourth business segment. Real estate operations benefited from $14 million in gains on sales of land held for commercial use. Financial services operations are beginning to be affected by lower average earning assets and a change in the mix of earning assets. Actions taken to lower costs in our financial services operation associated with the elimination of our wholesale mortgage and asset-based lending operations resulted in charges of $12 million. As a result of the adoption of the new share-based compensation accounting pronouncement related to awards granted to retirement eligible employees, we accelerated the expensing of $7 million of share-based compensation. In addition, we recognized an $89 million net pre-tax gain resulting from the tax litigation settlement, most of which was non-taxable.

•	In 2005, we continued to see the benefits in our manufacturing operations of our initiatives to lower costs and improve asset utilization and increase operating efficiencies and the benefits in our financial services operations from repositioning our mortgage origination and servicing activities completed in late 2004. Raw material costs, however, continued to escalate for our manufacturing operations, offsetting some of the benefits. Actions taken to lower cost, improve asset utilization, and increase operating efficiencies resulted in charges and expenses of $44 million, principally related to the

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
     A summary of our corrugated packaging results follows:

	Third Quarter		First Nine Months
	2006	2005	2006	2005
	(Dollars in millions)
Revenues	$746	$691	$2,225	$2,150
Costs and expenses	(672)	(676)	(2,044)	(2,027)

Segment operating income	$74	$15	$181	$123

Segment ROI			11.8%	7.7%
     Fluctuations in corrugated packaging pricing, which includes freight and is net of discounts, and shipments are set forth below:

	Third Quarter 2006	First Nine Months
	versus Third	2006 versus First
	Quarter 2005	Nine Months 2005
	Increase (Decrease)
Corrugated packaging
Average prices	11%	4%
Shipments, average week	(3)%	(1)%
Industry shipments, average week (a)	3%	3%

Linerboard
Average prices	44%	16%
Shipments, tons	(10)%	(16)%

(a)	Source: Fibre Box Association
     Shipments declined in third quarter 2006 due to the sale of Performance Sheets in August 2006 and the temporary closure of our Binghamton, New York box plant due to flooding. Average quarterly volume for Performance Sheets has historically been about 30,000 tons. Corrugated packaging shipments were generated with four fewer converting facilities at third quarter-end 2006 compared with third quarter-end 2005.

     Linerboard shipments to third parties were down because more of our production was used in our converting facilities, which is consistent with our strategy to convert more of the linerboard we produce in our own converting facilities.
     Compared with second quarter 2006, average corrugated packaging prices were up three percent and shipments were down six percent principally due to the normal seasonal pattern of Mexico agriculture business, while average linerboard prices were up four percent and shipments were up 49 percent.
     Costs and expenses were down one percent in third quarter 2006 compared with third quarter 2005 and up one percent in first nine months 2006 compared with first nine months 2005. Higher volumes and prices for most raw materials and higher freight cost were partially offset by lower costs attributable to the sale of one converting facility and closure of three converting facilities, workforce reductions and increased mill reliability and efficiency, which resulted in lower maintenance costs and improved raw material yield and energy usage. In second quarter 2006, major flooding along the Susquehanna River resulted in temporary closure of our Binghamton, NY box plant and adversely affected segment operating results by $2 million related to property damage. The plant reopened in late August 2006.
     Fluctuations in our significant cost and expense components included:

	Third Quarter 2006	First Nine Months
	versus Third	2006 versus First
	Quarter 2005	Nine Months 2005
	Increase (Decrease)
	(In millions)
Wood fiber	$6	$7
Recycled fiber	2	(14)
Freight	8	30
Energy	(4)	9
Depreciation	(2)	(4)
Pension and postretirement	(1)	(3)
     The costs of our outside purchases of wood and recycled fiber, energy and freight fluctuate based on the market prices we pay for these commodities. It is likely that these costs will continue to fluctuate for the remainder of 2006.
     Information about our converting facilities and mills follows:

	Third Quarter		First Nine Months
	2006	2005	2006	2005
Number of converting facilities (at quarter-end)	64	68	64	68
Mill capacity, in thousand tons	892	860	2,675	2,578
Mill production, in thousand tons	890	830	2,662	2,568
Percent mill production used internally	92%	91%	93%	92%
Percent of total fiber requirements sourced from recycled fiber	34%	37%	34%	36%
Corrugating medium purchases from our Premier Boxboard Limited LLC joint venture, in thousand tons	28	15	65	52
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

     A summary of our forest products results follows:

	Third Quarter			First Nine Months
	2006	2005		2006	2005
			Pro			Pro
	Actual	Actual	forma(a)	Actual	Actual	forma(a)
	(Dollars in millions)
Revenues	$310	$264	$314	$984	$785	$931
Costs and expenses	(227)	(203)	(245)	(718)	(618)	(740)

Segment operating income	$83	$61	$69	$266	$167	$191

Segment ROI				36.0%	26.3%	24.4%

(a) Pro forma to reflect the consolidation of Standard Gypsum LP.
     Fluctuations in product pricing, which includes freight and is net of discounts, and shipments are set forth below:

	Third Quarter 2006	First Nine Months
	versus Third	2006 versus First
	Quarter 2005	Nine Months 2005
	Increase (Decrease)
Lumber:
Average prices	(26)%	(14)%
Shipments	8%	10%
Gypsum:
Average prices	31%	31%
Shipments	101%	142%
Particleboard:
Average prices	28%	12%
Shipments	7%	1%
MDF:
Average prices	15%	3%
Shipments	––%	(30)%
     Shipments improved for particleboard, gypsum, and lumber. Demand and prices for most of our forest products are moderating principally due to declines in the housing industry. Compared with second quarter 2006, average prices were down 14 percent for lumber and up five percent for gypsum, ten percent for particleboard, and eight percent for MDF. Shipments were down four percent for lumber, 16 percent for gypsum, one percent for particleboard, and 15 percent for MDF.
     Gypsum shipments for 2006 were positively impacted by the consolidation of Standard Gypsum LP beginning January 2006. However, on a pro forma basis to reflect consolidation of Standard Gypsum, shipments were down 13 percent compared with third quarter 2005 and unchanged compared with first nine months 2005. MDF shipments for 2006 were negatively impacted by the sale of our Pembroke MDF facility in second quarter 2005.
     Segment operating results also include:

			First Nine
	Third Quarter		Months
	2006	2005	2006	2005
		(In millions)
Our share of joint venture operating income	$2	$7	$3	$21
Mineral and hunting leases	10	10	38	24

	$12	$17	$41	$45

     The decrease in joint venture operating income is due to the consolidation of Standard Gypsum LP. Mineral lease revenue is generally derived from lease and royalty interest and fluctuates based on changes in the market price for energy. It is likely prices will continue to fluctuate for the remainder of 2006.
     Costs and expenses were up 12 percent in third quarter 2006 compared with third quarter 2005 and up 16 percent in first nine months 2006 compared with first nine months 2005. The increase in reported cost is primarily attributable to the consolidation of Standard Gypsum LP beginning January 2006 offset by cost reductions attributable to the sale of our Pembroke MDF facility in June 2005. Lower wood fiber costs due primarily to our continued efforts to use fiber from our timberland, were offset by higher costs of energy and freight and higher depreciation.
     Fluctuations in our significant cost and expense components included:

	Third Quarter 2006	First Nine Months
	versus Third	2006 versus First
	Quarter 2005	Nine Months 2005
	Increase (Decrease)
	(In millions)
Wood fiber	$(2)	$(5)
Energy, principally natural gas	2	17
Freight	6	23
Chemical	1	(2)
Depreciation	4	6
Pension and postretirement	(1)	(3)
     Our goal is to continue to increase use of wood fiber from our timberland and reduce our reliance on outside purchases. The costs of our outside purchases of fiber, energy, freight and chemicals fluctuate based on the market prices we pay for these commodities. It is likely that these costs will continue to fluctuate for the remainder of 2006.
     Information about our timber harvest and converting and manufacturing facilities follows:

	Third Quarter		First Nine Months
	2006	2005	2006	2005
Timber harvest, in million tons:
Sawtimber	0.7	0.5	1.9	1.7
Pulpwood	1.0	0.8	2.5	2.4

Total	1.7	1.3	4.4	4.1
Number of converting and manufacturing facilities (at quarter-end)	17	17	17	17
Average operating rates for all product lines excluding sold or closed facilities:
High	99%	107%	108%	99%
Low	88%	87%	91%	78%
Average	92%	96%	97%	91%
Gypsum facing paper purchases from our Premier Boxboard Limited LLC joint venture, in thousand tons	17	15	54	53
Percent of gypsum facing paper supplied by our Premier Boxboard Limited LLC joint venture			77%	76%
     In third quarter 2006, the Softwood Lumber Agreement was enacted between the U.S. and Canada. This agreement provides that a portion of duties previously collected by the U.S. government will be returned to domestic lumber producers. We expect to receive in late 2006 or early 2007 about $35 million before taxes from this distribution. In addition, the agreement essentially provides for the Canadian government to impose a softwood export charge on certain Canadian softwood that increases as lumber prices decline. The export charge is intended to afford protection to U.S. producers of softwood products.

Real Estate
     We entitle and develop real estate that we own directly or participate in through ventures. Currently, we have projects in eight states and 12 markets encompassing about 237,000 acres, including 198,000 acres of high-value lands located in Georgia, principally near Atlanta, and in Texas. We are creating the infrastructure and securing entitlements on these lands for single-family residential, commercial, mixed-use and multi-family housing site development. Our real estate segment revenues are principally derived from the sale of developed and undeveloped real estate and to a lesser degree, from the sale of timber and operations of commercial income producing properties.
     A summary of our real estate results follows:

	Third Quarter		First Nine Months
	2006	2005	2006	2005
		(Dollars in millions)
Revenues	$59	$26	$141	$80
Costs and expenses	(46)	(21)	(106)	(65)
Our share of real estate ventures’ income	2	5	15	13

Segment operating income	$15	$10	$50	$28

Segment ROI			16.2%	10.0%
     Beginning first quarter 2006, we eliminated our historic one-month lag in accounting for our investment in our two largest real estate ventures as financial information became more readily available. The one-time effect of eliminating this one-month lag was to increase our equity in their earnings in first quarter and first nine months 2006 by about $1 million.
     Revenue consists of:

	Third Quarter		First Nine Months
	2006	2005	2006	2005
		(Dollars in millions)
Residential real estate revenue	$18	$16	$54	$39
Lots sold	344	304	1,149	852

Commercial real estate revenue	$26	$1	$44	$11
Acres sold	137	14	181	144

Land held for investment or future development revenue	$5	$3	$18	$11
Acres sold	621	478	2,389	1,440

Income producing properties, timber and other revenues	$10	$6	$25	$19

Total revenues	$59	$26	$141	$80
     Commercial real estate revenue for first nine months 2006 includes $39 million from two transactions that include a total of 131 acres of undeveloped commercial real estate for which we recognized gains of $14 million, including gains of $6 million in third quarter 2006.

     Information about our real estate projects and our real estate ventures follows:

Third
Quarter-End
2006
Owned and consolidated ventures:
Developed land and land under development
Number of projects	33
Residential lots remaining	11,784
Commercial acres remaining	637

Land held for investment or future development
Number of projects	22
Acres in entitlement process	26,770
Acres undeveloped	191,344

Ventures accounted for using the equity method:
Ventures’ lot sales, (for first nine months 2006)
Lots sold	1,418 (a)
Revenue per lot sold	$53,737

Ventures’ developed land and land under development
Number of projects	22
Residential lots remaining	11,210
Commercial acres remaining	675

Land held for investment or future development, in acres	6,480 (b)

(a)	The previously discussed elimination of the one month reporting lag resulted in a one-time increase in the number of lots sold of 122 lots.

(b)	Sales in third quarter 2006 totaled 39 acres.
Financial Services
     We own a savings bank, Guaranty Bank, which includes an insurance agency subsidiary. Guaranty makes up the predominant amount of our financial services segment operating income, revenues, assets and liabilities. In general, we gather funds from depositors, borrow money, and invest the resulting cash in loans and securities.
     A summary of our financial services results follows:

	Third Quarter		First Nine Months
	2006	2005	2006	2005
	(Dollars in millions)
Net interest income	$100	$103	$311	$295
Segment operating income	58	61	169	150
Segment ROI			22.2%	21.6%
Net Interest Income and Earning Assets and Deposits
     Net interest income was affected by changes in the amount of earning assets and the margin earned on those assets resulting from a change in the mix of single-family mortgage loans and mortgage-backed securities.

     Information concerning our net interest margin follows:

	Third Quarter				First Nine Months
	2006		2005		2006		2005
	Average	Yield/	Average	Yield/	Average	Yield/	Average	Yield/
	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in millions)
Earning assets	$15,605	6.37%	$15,437	5.42%	$16,181	6.12%	$15,106	5.08%
Interest-bearing liabilities	14,415	(4.13)%	14,366	(3.00)%	14,987	(3.84)%	14,069	(2.67)%
Impact of noninterest bearing funds		0.31%		0.21%		0.28%		0.19%

Net interest margin		2.55%		2.63%		2.56%		2.60%
     As we are currently positioned, if interest rates remain relatively stable, it is likely that our net interest margin will remain near its current level. However, if interest rates change significantly, it is likely that our net interest margin will decline. Please read Part I, Item 3, Quantitative and Qualitative Disclosures About Market Risk, for further information. Our net interest margin declined principally due to a higher concentration of mortgage-backed securities in our portfolio of earning assets.
     The following tables summarize the composition of earning assets and deposits:

	Third Quarter-End
	2006	2005
	(Dollars in millions)
Residential housing assets:
Loans held for sale	$29	$189
Loans	6,521	7,311
Securities	5,875	5,434

Total residential housing assets	12,425	12,934
Other earning assets	3,227	3,068

Total earning assets	$15,652	$16,002

Residential housing assets as a percentage of total earning assets	79%	81%

Noninterest bearing deposit accounts	$815	$825
Interest bearing deposit accounts	3,562	3,689
Certificates of deposit	4,911	4,596

Total deposits	$9,288	$9,110

     Earning assets were lower at third quarter-end 2006 compared with third quarter-end 2005, as decreases in single-family mortgage loans outstanding and our sale of $0.3 billion of asset-based loans more than offset our 2005 and 2006 purchases of mortgage-backed securities. Loans held for sale and single-family mortgage loans declined due to the repositioning of our mortgage origination activities.
     Earning assets have declined over the first nine months of 2006. This trend is due to payments on single-family mortgage loans and securities exceeding new single-family mortgage loan production and securities purchases. We anticipate our single-family mortgage loans will continue to decline for the balance of the year due to the elimination of our wholesale mortgage production network in first quarter 2006. We are developing the capability to begin acquiring mortgage loans from some of our correspondent mortgage warehouse borrowers. However, we do not expect these activities to begin until second quarter 2007. The correspondent mortgage business is very competitive and the current interest rate environment is not generally conducive to significant production of adjustable-rate mortgages, which we generally hold. As a result, we expect our single-family mortgage loans will continue to decrease throughout 2007. Additionally, we expect our mortgage-backed securities to continue to decrease if current market pricing for securities does not improve. We anticipate our commercial loans outstanding will remain approximately the same as third quarter-end throughout the remainder of 2006 and will increase beginning in 2007, partially offsetting decreases in single-family mortgage loans and mortgage-backed securities.
     A portion of our loans consists of adjustable-rate mortgages that have various monthly payment amount options (Option ARMs). These payment options generally include the ability to select from fully amortizing payments, interest-only payments and payments less than the interest accrual rate, which results in negative amortization increasing the principal amount of the loan. At third quarter-end 2006, loans included $0.8 billion of Option ARMs. Interest income recognized and added to the principal balance of the Option ARM loans was $3 million in third quarter 2006 and $9 million in first nine months 2006. We also hold $3.4 billion of securities that have Option ARMs as the underlying assets. Of these securities, $0.5 billion are U.S. Government Sponsored Enterprise issued and $2.9 billion are senior tranches of private-label offerings. All of these securities bear AAA ratings from nationally recognized securities rating organizations.
Asset Quality and Allowance for Credit Losses
     Various asset quality measures we monitor are:

	Third Quarter-End		Year-End
	2006	2005	2005
	(Dollars in millions)
Non-performing loans	$27	$38	$35
Foreclosed real estate	3	2	2

Non-performing assets	$30	$40	$37

Non-performing loans as a percentage of total loans	0.27%	0.37%	0.35%
Non-performing assets ratio	0.31%	0.40%	0.37%
Allowance for loan losses as a percentage of non-performing loans	241%	204%	213%
Allowance for loan losses as a percentage of total loans	0.66%	0.76%	0.75%
     The following table summarizes changes in the allowances for credit losses:

	Third Quarter		First Nine Months
	2006	2005	2006	2005
		(Dollars in millions)
Loans:
Balance at beginning of period	$71	$78	$74	$85
Provision (credit) for loan losses	1	(1)	1	7
Net charge-offs	(8)	––	(11)	(15)

Balance at end of period	64	77	64	77

Unfunded credit commitments:
Balance at beginning of period	7	6	7	7
Provision for commitment-related credit losses	––	––	––	2
Net charge-offs	––	––	––	(3)

Balance at end of period	7	6	7	6

Combined allowances for credit losses at period end	$71	$83	$71	$83

Provision (credit) for:
Loan losses	$1	$(1)	$1	$7
Commitment-related credit losses	––	––	––	2

Combined provision (credit) for credit losses	$1	$(1)	$1	$9

Net charge-offs as a percentage of average loans outstanding	0.30%	(0.02)%	0.15%	0.24%
     In third quarter 2006, we charged off $5 million related to an asset-based loan to a chemical manufacturer.
     Although changes in credit quality are difficult to predict, it is likely that we will recognize higher provisions for credit losses in future periods.

Noninterest Income and Noninterest Expense
     Loan origination and sale of loans decreased $5 million for the third quarter and $17 million for first nine months 2006 compared with 2005 primarily due to repositioning our mortgage origination activities. As a result of the repositioning, we do not anticipate significant single-family mortgage loan originations or sales until our previously discussed correspondent operations are in place.
Expenses Not Allocated to Segments
     Unallocated expense represents expenses managed on a company-wide basis and includes corporate general and administrative expense, share-based compensation, other operating and non-operating income (expense), and parent company interest expense.
     The change in share-based compensation was principally due to the adoption of the new accounting pronouncement, SFAS 123(R), and the immediate expensing of awards granted to retirement eligible employees because many of our awards provide for accelerated or continued vesting upon retirement. Please read Notes 2 and 4 to the Consolidated Financial Statements for further information. Based on our current expectations, it is likely that share-based compensation expense for the year 2006 will be in the range of $40 to $45 million.
     Other operating income (expense) not allocated to business segments consists of:

	Third Quarter		First Nine Months
	2006	2005	2006	2005
	(In millions)
Closure of converting and production facilities and sale of non-strategic assets	$(4)	$(5)	$(5)	$(44)
Elimination of wholesale mortgage origination network	––	––	(3)	––
Goodwill impairment and severance related to the sale of the asset-based lending operation	(2)	––	(9)	––
Antitrust litigation	(4)	(5)	(4)	(13)
Proxy contest	––	––	––	(4)
Hurricane related costs	––	(16)	––	(16)
Other	––	(1)	––	(3)

Total	$(10)	$(27)	$(21)	$(80)

     As a result of our decision to sell the asset-based lending operation of our financial services segment, we recognized a goodwill impairment of $7 million in second quarter 2006 and related severance of $2 million in the third quarter 2006.
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
     The change in parent company interest expense in third quarter and first nine months 2006 was due to an increase in long-term debt, principally due to the acquisition of our partner’s 50 percent interest in Standard Gypsum LP, and to higher interest rates on our variable-rate debt.
Income Taxes
     Our effective tax rate was 38 percent in third quarter 2006 and 31 percent in first nine months 2006. The third quarter rate reflects a benefit of one percent or about $1 million, related to the reduction of previously provided accruals resulting from the settlement of tax exempt bond audits. The rate for the first nine months 2006 reflects one-time tax benefits of six percent related to the settlement of tax litigation with the U.S. Government and one percent resulting from new State of Texas tax legislation and the tax exempt bond audits. Our effective tax rate was 39 percent in third quarter 2005 and 32 percent in first nine months 2005. These 2005 rates reflect a one-time tax benefit of seven percent in third quarter 2005 and ten percent in first nine months 2005 resulting from the sale of our Pembroke, Canada MDF facility. Differences between the effective tax rate and the statutory rate are due to state income taxes, nondeductible items, foreign operating losses, and other items for which no financial benefit is recognized until realized.
     For the full year 2006, we anticipate our annual effective income tax rate to be about 33 percent including the effect of the one-time benefits and about 38 percent excluding the effect of the one-time benefits.
Average Shares Outstanding
     The change in average shares outstanding was principally due to the net effect and timing of the repurchases of common stock. The change in average diluted shares outstanding was principally due to the above factor and the dilutive effect of employee stock options resulting from the change in the market price of our common stock.
Capital Resources and Liquidity for First Nine Months 2006
     We separately discuss our capital resources and liquidity for Temple-Inland and our manufacturing and real estate subsidiaries, which we refer to as the parent company, and our financial services subsidiaries in order to provide a clearer presentation of our different businesses and because almost all of the net assets invested in financial services are subject to regulatory rules and regulations including restrictions on the payment of dividends to the parent company.
Sources and Uses of Cash
     Consolidated cash from operations was $830 million in first nine months 2006 and $625 million in first nine months 2005. Consolidated cash from operations represents the sum of parent company and financial services cash from operations, less the dividends from financial services, which are eliminated upon consolidation. In first nine months 2006 we received $135 million in dividends from financial services, and in first nine months 2005 we received $25 million in dividends from financial services.

Parent Company Sources and Uses of Cash

	First Nine Months
	2006	2005
	(In millions)
We received cash from:
Operations	$386	$298
Dividends from financial services(a)	135	25
Proceeds from tax litigation settlement, net	89	––
Real estate development expenditures net of non-cash cost of sales	(29)	(18)
Working capital changes	(9)	––

From operations	572	305
Sale of non-strategic and other assets	45	43
Exercise of options and related tax benefits, and in 2005 the settlement of equity purchase contracts	53	387

Total sources	670	735

We used cash to:
Reduce borrowings, net	(41)	(7)
Return to shareholders through:
Dividends	(82)	(78)
Repurchase of common stock	(226)	(472)
Reinvest in the business through:
Capital expenditures	(142)	(155)
Acquisition, joint ventures, and other	(144)	(29)

Total uses	(635)	(741)

Change in cash and cash equivalents	$35	$(6)

(a)	Dividends we receive from financial services are eliminated in the consolidated statements of cash flows.
     We operate in cyclical industries, and our operating cash flows vary accordingly. Our principal operating cash requirements are for compensation, wood and recycled fiber, energy, interest, and taxes. The dividends we receive from financial services are dependent on its level of earnings and capital needs and are subject to regulatory approval and restrictions.
     Working capital is subject to cyclical operating needs, the timing of collection of receivables and the payment of payables and expenses and to a lesser extent to seasonal fluctuations in our operations. In addition, operating cash flows are affected by the timing of the payment of real estate development expenditures and the collection of proceeds from the eventual sale of the real estate.
     We issued 1,666,395 shares of common stock in first nine months 2006 and 1,592,353 shares in first nine months 2005 to employees exercising options. In addition, in first six months 2005, we issued 10,875,739 shares of our common stock and received $345 million in cash in conjunction with the settlement of our equity purchase contracts. This completed our obligations under the equity purchase contracts issued in May 2002.
     We paid cash dividends to shareholders of $0.75 per share in first nine months 2006 and $0.67 1/2 per share in first nine months 2005.
     In August 2005, we announced that our Board of Directors approved a repurchase program of up to six million shares, which we fulfilled in second quarter 2006. In August 2006, we announced that our Board of Directors approved an additional repurchase program of up to six million shares. In first nine months 2006, we repurchased 5.7 million shares for $239 million, at an average price of $42.42 per share including $23 million that was settled after third quarter-end 2006.
     In January 2006, we purchased the remaining 50 percent interest in Standard Gypsum LP for $150 million. In addition, we paid off its $56 million credit agreement.

     Capital expenditures and timberland reforestation and acquisition are expected to approximate $200 million in 2006 or about 88 percent of expected 2006 depreciation and amortization. Most of the expected 2006 expenditures relate to initiatives to increase reliability and efficiency at our linerboard mills.
Financial Services Sources and Uses of Cash

	First Nine Months
	2006	2005
	(In millions)
We received cash from:
Operations	$143	$149
Changes in loans held for sale, and other	250	196

From operations	393	345
Net repayments on loans and securities	612	––
Sale of asset-based operations	303	––
Collection of mortgage servicing rights sale receivables	––	46
Increase in deposits and borrowings	––	663

Total sources	1,308	1,054

We used cash to:
Pay dividends to the parent company	(135)	(25)
Net funding of loans and securities	––	(846)
Decrease in deposits and borrowings	(1,309)	––
Reinvest in the business through capital expenditures, acquisitions and other	(1)	(69)

Total uses	(1,445)	(940)

Change in cash and cash equivalents	$(137)	$114

     Our principal operating cash requirements are for compensation, interest, and taxes. Changes in loans held for sale are subject to the timing of the origination and subsequent sale of the loans and the level of refinancing activity. As a result of the repositioning of our mortgage origination activities, it is likely that the cash flow related to loans held for sale will be substantially lower in future periods.
     The changes in deposits and borrowings and the amounts invested in loans and securities generally move in tandem because we use deposits and borrowings to finance these investments. In first nine months 2006, we used cash flow from the sale of loans held for sale and from principal payments on mortgage-backed securities to repay some of our borrowings. In first quarter 2005, we completed the acquisition of an insurance agency for $18 million cash.
     We anticipate continued commercial loan commitment growth throughout 2006. However we expect this growth will be more than offset by repayments of single-family mortgage loans and mortgage-backed securities.
     Dividends we pay to the parent company are substantially more in 2006 than in 2005 due to the reduced amount of regulatory capital required resulting from the sale of our asset-based loans and the overall reduction in the level of assets.
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
     At third quarter-end 2006, we had $950 million in unused borrowing capacity under our credit agreements and accounts receivable securitization facility.

		Accounts
		Receivable
	Credit	Securitization
	Agreements	Facility	Total
		(In millions)
Committed	$850	$250	$1,100
Less: borrowings	(5)	(145)	(150)

Unused borrowing capacity at third quarter-end 2006	$845	$105	$950

     Our committed credit agreements include a $750 million revolving credit facility that expires in 2011. The remainder of our credit agreements expire in 2008 through 2010. Our accounts receivable securitization facility expires in 2009. In third quarter 2006, we redeemed $30 million of tax exempt bonds with borrowings under our accounts receivable facility. Please read Part II. Item 1. Legal Proceedings for further information.
     At third quarter-end 2006, the fair value of our interest rate derivative instruments was a $2 million liability. The interest rate instruments expire in 2008. These instruments are non-exchange traded and are valued using either third-party resources or models.
Financial Services Liquidity
     Our sources of short-term funding are our operating cash flows, new deposits, borrowings and, if necessary, sales of assets. Assets that can be readily converted to cash, or against which we can readily borrow, include short-term investments, loans, mortgage loans held for sale, and securities. At third quarter-end 2006, we had available liquidity of $3.1 billion.
     As previously disclosed, it is likely we will redeem, within the next twelve months, the $305 million of preferred stock issued by subsidiaries. Proceeds for the redemption will be raised through the issuance of $305 million of trust preferred securities. Please read Note 12 to the Consolidated Financial Statements for further information about the trust preferred securities.
Off-Balance Sheet Arrangements
Parent Company
     At third quarter-end 2006, there were no significant changes in parent company off-balance sheet arrangements from that disclosed in our Annual Report on Form 10-K for the year 2005 except for the elimination of the following guarantees:
•	$28 million as a result of the Standard Gypsum LP acquisition and

•	$20 million as a result of the refinancing by the parent company of borrowings by a financial services subsidiary related to real estate.

Financial Services
     A comparison of our third quarter-end 2006 unfunded commitments with those disclosed in our Annual Report on Form 10-K for the year 2005 follows:

	Third
	Quarter-End	Year-End
	2006	2005
	(In millions)
Single-family mortgage loans	$91	$204
Unused lines of credit	1,932	2,209
Unfunded portion of loan commitments	4,261	4,141
Commitments to originate commercial loans	811	571
Letters of credit	435	373

Total	$7,530	$7,498

Capital Adequacy and Other Regulatory Matters
     At third quarter-end 2006, Guaranty Bank met or exceeded all applicable regulatory capital requirements. We expect to maintain Guaranty’s capital at a level that exceeds the minimum required for designation as “well capitalized” under the capital adequacy regulations of the Office of Thrift Supervision (OTS). From time to time, the parent company may make capital contributions to or receive dividends from Guaranty.
     Selected regulatory capital data for Guaranty and its consolidated subsidiaries follows:

		Regulatory	For Categorization as
	Actual	Minimum	“Well Capitalized”
Regulatory capital ratios:
Tangible capital	7.26%	2.00%	N/A
Leverage capital	7.26%	4.00%	5.00%
Risk-based capital	10.41%	8.00%	10.00%
Pension and Postretirement Matters
     We made voluntary, discretionary contributions of $45 million to the defined benefit pension plans in first nine months 2006, and it is likely that we will make additional voluntary, discretionary contributions to the defined benefit plans in the remainder of 2006 of $15 million. We will consider making additional voluntary, discretionary contributions to the defined benefit plans in 2007.
     Based on preliminary estimates, we expect to incur non-cash pension expense in the range of $35 to $40 million in 2007 compared with $47 million in 2006. We also expect that our pension liability will be about $230 million at year end 2006. Also based on preliminary estimates, we do not expect any required cash funding in 2007.
Energy
     Energy costs were $247 million in first nine months 2006 compared with $220 million in first nine months 2005. Our energy costs fluctuate based on the market prices we pay for these commodities and on the amount and mix of the types of fuel we may use. We continue to reduce our dependency on natural gas. We hedge very little of our energy needs. It is likely that these costs will continue to fluctuate in the remainder of 2006.

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
     Since we filed our Quarterly Report on Form 10-Q for the period ended July 1, 2006, there have been no material developments in pending legal proceedings other than as disclosed in Part II, Item 1 of this report.
Calculation of Non-GAAP Financial Measure

	Parent	Corrugated	Forest	Real	Financial
	Company	Packaging	Products	Estate	Services
	(Dollars in millions)
First Nine Months 2006
Return
Operating income or segment operating income determined in accordance with GAAP	$536 (a)	$181	$266	$50	$169
Adjustments for significant unusual items	––	N/A	N/A	N/A	N/A

As defined	$536	$181	$266	$50	$169

Investment
Beginning of year total assets, segment assets or investment in financial services determined in accordance with GAAP	$5,001	$2,318	$866	$422	$1,017
Adjustments:
Current liabilities (excluding current portion of long-term debt)	(492)	(269)	(76)	(11)	N/A
Assets held for sale	(34)	N/A	N/A	N/A	N/A
Municipal bonds related to capital leases included in other assets	(188)	N/A	N/A	N/A	N/A
Acquisition of Standard Gypsum, LP in January 2006	196	N/A	196	N/A	N/A

As defined	$4,483	$2,049	$986	$411	$1,017

ROI, annualized	15.9%	11.8%	36.0%	16.2%	22.2%

First Nine Months 2005
Return
Operating income or segment operating income determined in accordance with GAAP	$302 (a)	$123	$167	$28	$150
Adjustments for significant unusual items	––	N/A	N/A	N/A	N/A

As defined	$302	$123	$167	$28	$150

Investment
Beginning of year total assets, segment assets or investment in financial services determined in accordance with GAAP	$5,006	$2,459	$919	$381	$927
Adjustments:
Current liabilities (excluding current portion of long-term debt)	(519)	(323)	(71)	(9)	N/A
Assets held for sale	(34)	N/A	N/A	N/A	N/A
Municipal bonds related to capital leases included in other assets	(188)	N/A	N/A	N/A	N/A

As defined	$4,265	$2,136	$848	$372	$927

ROI, annualized	9.4%	7.7%	26.3%	10.0%	21.6%

(a)	Net of expenses not allocated to segments of $130 million in 2006 and $166 million in 2005.
     ROI, annualized is not necessarily indicative of the ROI that may be expected for the entire year.

STATISTICAL AND OTHER DATA
Parent Company
Manufacturing
     Revenues and unit sales of our manufacturing activities, excluding joint venture operations follows:

	Third Quarter		First Nine Months
	2006	2005	2006	2005
	(Dollars in millions)
Revenues
Corrugated Packaging
Corrugated packaging	$713	$666	$2,148	$2,072
Linerboard	33	25	77	78

Total	$746	$691	$2,225	$2,150

Forest Products
Pine lumber	$64	$79	$224	$238
Gypsum wallboard(a)	102	39	330	104
Particleboard	62	46	169	150
Medium density fiberboard(a)	17	15	52	72
Fiberboard	16	21	59	62
Mineral and hunting leases	10	10	38	24
Fiber and other	39	54	112	135

Total	$310	$264	$984	$785

Unit sales
Corrugated Packaging
Corrugated packaging, thousands of tons	829	852	2,582	2,595
Linerboard, thousands of tons	70	79	177	211

Total, thousands of tons	899	931	2,759	2,806

Forest Products
Pine lumber, million board feet	207	191	641	584
Gypsum wallboard, million square feet(a)	453	225	1,553	643
Particleboard, million square feet	162	152	491	487
Medium density fiberboard, million square feet(a)	35	35	115	165
Fiberboard, million square feet	89	113	297	329

(a)	Comparisons of revenue and unit sales of gypsum wallboard are affected by the January 2006 acquisition of Standard Gypsum LP and of MDF are affected by the June 2005 sale of the Pembroke facility.

Real Estate
     Information about our real estate activities follows:
     A summary of projects in the entitlement process (a) at third quarter-end 2006 follows:

		Project
Project	County	Acres(b)
California
Hidden Creek Estates	Los Angeles	700
Terrace at Hidden Hills	Los Angeles	30

Georgia
Bay Springs	Carroll	440
Dry Pond	Cherokee	950
Four Seasons	Coweta	750
Fox Hall	Coweta	350
Friendship Road	Cherokee	110
Garland Mountain	Cherokee	350
Gold Creek	Dawson	1,090
Grove Park	Coweta	160
Happy Valley Farm	Coweta	750
Jackson Park	Jackson	690
Legion Lake	Carroll	210
Lithia Springs	Haralson	260
Mill Creek	Coweta	770
Pickens School	Pickens	420
The Overlook at Waleska	Cherokee	510
Town West	Bartow	1,110
Wolf Creek	Carroll	11,810
Yellow Creek	Cherokee	1,060

Texas
Lake Houston	Harris/Liberty	3,630
Woodlake Village(c)	Montgomery	620

Total		26,770

(a)	A project is deemed to be in the entitlement process when customary steps necessary for the preparation and submittal of an application, like conducting pre-application meetings or similar discussions with governmental officials, have commenced, or an application has been filed. Projects listed may have significant steps remaining, and there is no assurance that entitlements ultimately will be received.

(b)	Project acres are approximate. The actual number of acres entitled may vary.

(c)	We own a 33 percent interest in this project.

     A summary of activity within our entitled, (a) developed and under development projects at third quarter-end 2006 follows:

				Residential Lots		Commercial Acres(c)
				Lots Sold		Acres Sold
		Interest		Since	Lots	Since	Acres
Project	County	Owned (b)		Inception	Remaining	Inception	Remaining
Projects we own
Colorado
Buffalo Highlands	Weld	100%		––	645	––	––
Johnstown Farms	Weld	100%		115	699	––	––
Stonebraker	Weld	100%		––	600	––	––
Texas
Caruth Lakes	Rockwall	100%		245	629	––	––
Cibolo Canyons	Bexar	100%		302	1,447	32	113
Harbor Lakes	Hood	100%		177	401	––	13
Hunter’s Crossing	Bastrop	100%		215	362	19	95
Katy Freeway	Harris	100%		––	––	––	40
Maxwell Creek	Collin	100%		517	506	––	––
Oakcreek Estates	Comal	100%		––	630	––	––
The Colony	Bastrop	100%		332	1,093	22	50
The Gables at North Hill	Collin	100%		171	111	––	––
The Preserve at Pecan Creek	Denton	100%		20	799	––	9
The Ridge at Ribelin Ranch	Travis	100%		––	––	126	77
Other Texas Projects (8)	Various	100%		2,478	193	118	49
Georgia, Missouri, Tennessee, and Utah
Other Projects (5)	Various	100%		873	502	––	––

				5,445	8,617	317	446

Projects in entities we consolidate
Texas
City Park	Harris	75%		571	730	36	129
Lantana	Denton	55	% (d)	114	2,236	––	––
Other Texas Projects (4)	Various	Various		244	201	2	62

				929	3,167	38	191

Total owned and consolidated				6,374	11,784	355	637

Projects in ventures that we account for using the equity method
Georgia
Seven Hills	Paulding	50%		510	569	4	22
The Georgian	Paulding	38%		278	1,108	––	––
Other Georgia Projects (5)	Various	Various		1,732	358	––	––
Texas
Bar C Ranch	Tarrant	50%		120	1,061	––	––
Fannin Farms West	Tarrant	50%		224	219	––	––
Lantana	Denton	Various (d)		1,601	247	1	79
Long Meadow Farms	Fort Bend	19%		404	2,308	––	134
Southern Trails	Brazoria	40%		162	897	––	––
Stonewall Estates	Bexar	25%		––	386	––	––
Summer Creek	Fort Bend	50%		––	525	––	37
Summer Creek Ranch	Tarrant	50%		772	1,673	––	374
Summer Lakes	Fort Bend	50%		294	850	42	9
Village Park	Collin	30%		285	284	––	5
Other Texas Projects (5)	Various	Various		782	329	––	15
Florida
Other Projects (3)	Various	Various		449	396	––	––

Total in ventures				7,613	11,210	47	675

Combined Total				13,987	22,994	402	1,312

(a)	A project is deemed entitled when all major discretionary land-use approvals have been received. Some projects may require additional permits for development.

(b)	Interest owned reflects our net equity interest in the project, whether owned directly or indirectly. There are some projects that have multiple ownership structures within them. Accordingly, portions of these projects may appear as owned, consolidated, and/or accounted for on the equity method.

(c)	Commercial acres are net developable acres, and may be fewer than the gross acres available in the project.

(d)	The Lantana project consists of a series of 17 partnerships in which our interests range from 25 percent to 55 percent. We account for eight of these partnerships in which our interests range from 25 percent to 50 percent using the equity method and we consolidate the remaining partnerships.

     Financial Services
     Information about financial services loan portfolio follows:

	Third Quarter-End		Year-End
	2006	2005	2005
		(In millions)
Single-family mortgage	$2,542	$3,275	$3,112
Single-family mortgage warehouse	715	857	757
Single-family construction	2,001	1,719	1,665
Multifamily and senior housing	1,263	1,460	1,469

Total residential housing	6,521	7,311	7,003
Commercial real estate	1,047	680	758
Commercial and business	967	822	843
Energy lending	918	699	756
Asset-based lending and leasing	––	396	395
Consumer and other	146	182	164

Total loans	9,599	10,090	9,919
Less allowance for loan losses	(64)	(77)	(74)

Loans receivable, net	$9,535	$10,013	$9,845

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
     Our current level of interest rate risk is primarily due to the lending and funding activities of our financial services segment and to a lesser degree to parent company variable-rate, long-term debt. The following table illustrates the estimated effect on our pre-tax income of immediate, parallel and sustained shifts in interest rates for the next 12 months at third quarter-end 2006, with comparative year-end 2005 information. This estimate assumes that debt reductions from contractual payments will be replaced with short-term variable rate debt; however, that may not be the financing alternative we choose to follow. This estimate also considers the effect of changing prepayment speeds, repricing characteristics and average balances over the next 12 months.

	Increase (Decrease) in Income Before Income Taxes
	Third Quarter-End 2006		Year-End 2005
	Parent	Financial	Parent	Financial
	Company	Services	Company	Services
		(In millions)
Change in Interest Rates
+2%	$(3)	$(37)	$—	$(31)
+1%	(1)	(14)	––	(12)
-1%	1	(14)	––	(20)
-2%	3	(40)	––	(49)
     Parent company interest rate risk is related to our variable-rate, long-term debt and our interest rate swaps. Interest rate changes impact earnings due to the resulting increase or decrease in the cost of our variable rate, long-term debt. The parent company interest rate sensitivity change from year-end 2005 is due to an increase in variable rate debt, primarily related to the acquisition of the remaining 50 percent of Standard Gypsum. Additionally, changes in interest rates will affect the value of the interest rate swap agreements (currently $50 million notional amount). We believe that any changes in the value of these agreements would not be significant.
     Our financial services segment is subject to interest rate risk to the extent interest-earning assets and interest-bearing liabilities repay or reprice at different times or in differing amounts or both. The changes versus year-end

2005 are attributable to a decrease in mortgage assets and a migration in deposit balances towards accounts with more responsive interest rates (shorter term certificates of deposit, and money market deposit accounts with interest rates resetting monthly based upon an index).
Foreign Currency Risk
     In third quarter 2006, there were no significant changes in foreign currency risk from that disclosed in our Annual Report on Form 10-K for the year 2005.
Commodity Price Risk
     In third quarter 2006, there were no significant changes in commodity price risk from that disclosed in our Annual Report on Form 10-K for the year 2005.
Item 4. Controls and Procedures
(a) Evaluation of disclosure controls and procedures
     Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in internal control over financial reporting
     There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Since we filed our Quarterly Report on Form 10-Q for second quarter 2006, there have been no material developments in pending legal proceedings other than as discussed below. We do not expect that the eventual outcome of any or all of these matters would have a significant adverse effect on our financial position, long-term results of operations, or cash flow. It is possible, however, that charges related to these matters could be significant to the results of operations or cash flow in any one accounting period.
Antitrust Litigation
     As previously disclosed, we and eight other linerboard manufacturers were named as defendants in a consolidated class action complaint that alleged a civil violation of Section 1 of the Sherman Act. We and the other defendants have entered into various settlement agreements that resolved the majority of these claims. Trial on the remaining claims is presently scheduled for the first quarter of 2008.
     We have scheduled a mediation conference for later this year to discuss possible settlement of the remaining claims. Based on discussions in anticipation of the mediation conference and our evaluation of settlements by other defendants, we increased our reserve for this matter by $4 million in third quarter 2006. Our reserve for this matter remains below the amounts for which other defendants have settled some of their cases. In light of our view of the different facts of our case compared with other settling defendants and the settlements we have negotiated throughout this case, we believe our reserve for this matter is appropriate.

Indiana Environmental Matter
     We previously reported that on July 22, 2002, a delivery driver for a chemical supply company overfilled a storage tank for caustic soda at our converting facility in Tipton, Indiana. The excess caustic soda drained through an overflow pipe into the city sewer system, resulting in a temporary shutdown of the city wastewater treatment plant and killing approximately 2,000 fish in a local creek. We removed the fish, assisted in restoring operations at the wastewater treatment plant, and took other measures to assure no ongoing effect to human health or the environment. The incident was investigated in 2002 by the U.S. Environmental Protection Agency and the Indiana Department of Natural Resources, with our cooperation.
     We had received no communication following the completion of this investigation until April 2006 when we received a notice that the Department of Justice was authorized to file a felony indictment against one of our subsidiaries related to this matter. In third quarter 2006, we began plea agreement discussions with the U.S. attorney and the EPA and now expect that we will be subject to monetary sanctions in this matter of $450,000 to $600,000, for which we have established a reserve. In addition, we may also be subject to some form of administrative action.
Texas Environmental Matter
     Recent internal reviews revealed possible Clean Air Act violations at our gypsum wallboard plant in McQueeney, Texas. We have reported this matter to the Texas Commission on Environmental Quality and are working to correct the issues with the assistance of the state agency. This matter was discovered recently, and we are not able to predict currently the fines that may be assessed. We have reason to believe, however, that the fine could approximate $100,000, for which we have established a reserve.
Bogalusa
     We continue to work with environmental consultants and the Louisiana Department of Environmental Quality (DEQ) to investigate the source of contaminated water discovered in a manhole adjacent to our facility in Bogalusa, Louisiana. Phase II of the investigation process, which involved drilling more and deeper test wells in the affected area, is complete. Our investigation report, including remediation recommendations, was provided to the Louisiana DEQ in September 2006, and we are awaiting a response from that agency. We still estimate that we will incur remediation expenses of about $4 million, for which we have established a reserve, and about $6 million in capitalizable costs in connection with this project.
Tax-Exempt Bonds
     As previously disclosed, the IRS examined four of our solid waste disposal bond issues aggregating $120 million. The only one of these issues that was outstanding was the $30 million City of Maysville, Kentucky bonds issued in 1992. In third quarter 2006, we settled these audits with the IRS and paid $3 million to the IRS. We also redeemed the $30 million City of Maysville bonds in third quarter 2006. Other than the redemption of the bonds, the settlement had no effect on holders of the bonds.
Item 1A. Risk Factors
     There are no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Issuer Purchases of Equity Securities(a)

Maximum
			Total Number	Number of
			of Shares	Shares That
			Purchased as	May Yet be
		Average	Part of Publicly	Purchased
	Total Number	Price	Announced	Under the
	of Shares	Paid per	Plans or	Plans
Period	Purchased	Share	Programs	or Programs
Month 1 (7/1/2006 –7/31/2006)	––	––	––
Month 2 (8/1/2006 – 8/31/2006)	200,000	$44.17	200,000	5,800,000
Month 3 (9/1/2006 – 9/30/2006)	1,950,000	$40.68	1,950,000	3,850,000

Total	2,150,000	$41.01	2,150,000

(a)	On August 4, 2006, we announced that our Board of Directors authorized the repurchase of up to six million shares of our common stock. This plan has no expiration date. We have no plans or programs that expired during the period covered by the table above and no plans or programs that we intend to terminate prior to expiration or under which we no longer intend to make further purchases.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits
     Exhibits.
10.1 – First Amendment to the Temple-Inland Inc. 1993 Stock Option Plan
10.2 – First Amendment to the Temple-Inland Inc. 1997 Stock Option Plan
10.3 – First Amendment to the Temple-Inland Inc. 2001 Stock Incentive Plan
10.4 – First Amendment to the Temple-Inland Inc. 2003 Stock Incentive Plan
31.1 – Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

TEMPLE-INLAND INC. (Registrant)
Dated: November 6, 2006	By	/s/ Randall D. Levy
Randall D. Levy
Chief Financial Officer

	By	/s/ Troy L. Hester
Troy L. Hester
Corporate Controller and Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Description	Page No.

10.1	First Amendment to the Temple-Inland Inc. 1993 Stock Option Plan	55

10.2	First Amendment to the Temple-Inland Inc. 1997 Stock Option Plan	56

10.3	First Amendment to the Temple-Inland Inc. 2001 Stock Incentive Plan	57

10.4	First Amendment to the Temple-Inland Inc. 2003 Stock Incentive Plan	58

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	59

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	61

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	63

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	64