Form 10-K
period 2006-12-30
TEMPLE INLAND INC
filed 2007-02-23
CIK 731939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 30, 2006

or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From to

Commission File Number 001-08634

Temple-Inland Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	75-1903917
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1300 MoPac Expressway South
Austin, Texas 78746
(Address of principal executive offices, including Zip code)

Registrant’s telephone number, including area code: (512) 434-5800

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered

Common Stock, $1.00 Par Value per Share, non-cumulative Preferred Share Purchase Rights	New York Stock Exchange New York Stock Exchange
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing sales price of the Common Stock on the New York Stock Exchange on June 30, 2006, was approximately $4,175,000,000. For purposes of this computation, all officers, directors, and five percent beneficial owners of the registrant (as indicated in Item 12) are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or five percent beneficial owners are, in fact, affiliates of the registrant.

As of February 20, 2007, there were 105,152,306 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive proxy statement to be prepared in connection with the 2007 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

i

PART I

Item 1.	Business

Introduction

Temple-Inland Inc. is a holding company that, through its subsidiaries, operates four business segments:

•	Corrugated packaging,

•	Forest products,

•	Real estate, and

•	Financial services.

Temple-Inland Inc. is a Delaware corporation that was organized in 1983. The following chart presents the ownership structure for our significant subsidiaries at year-end 2006. It does not contain all our subsidiaries, many of which are dormant or immaterial entities. A list of our subsidiaries is filed as an exhibit to this annual report on Form 10-K. All subsidiaries shown are 100 percent owned by their immediate parent company listed in the chart.

Our principal executive offices are located at 1300 MoPac Expressway South, Austin, Texas 78746. Our telephone number is (512) 434-5800.

From our Internet website, http://www.templeinland.com, you may obtain additional information about us including:

•	our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, including amendments to these reports, and other documents as soon as reasonably practicable after we file them with the Securities and Exchange Commission (or SEC);

•	beneficial ownership reports filed by officers, directors, and principal security holders under Section 16(a) of the Securities Exchange Act of 1934, as amended (or the Exchange Act); and

•	corporate governance information that includes our

•	corporate governance principles,

•	audit committee charter,

•	management development and executive compensation committee charter,

•	nominating and governance committee charter,

•	standards of business conduct and ethics,

•	code of ethics for senior financial officers, and

•	information on how to communicate directly with our board of directors.

We will also provide printed copies of any of these documents to any shareholder upon request. In addition, the materials we file with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information about the operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information that is filed electronically with the SEC.

Financial Information

Our results of operations, including information regarding our principal business segments, are shown in the financial statements and the notes thereto contained in Item 8 of this Annual Report on Form 10-K. Certain statistical information required by Securities Act Industry Guide 3 and revenues and unit sales by product line and revenues by geographic area are contained in Items 6, 7 and 8 of this Annual Report on Form 10-K.

Narrative Description of the Business

Corrugated Packaging.  Our corrugated packaging segment provided 54 percent of our 2006 consolidated net revenues. Our vertically integrated corrugated packaging operation includes:

•	five linerboard mills,

•	one corrugating medium mill, and

•	64 converting facilities.

We manufacture containerboard and convert it into a complete line of corrugated packaging. Approximately nine percent of the containerboard we produced in 2006 was sold in the domestic and export markets. We converted the remaining internal production, in combination with external containerboard we purchased, into corrugated containers at our converting facilities. While we have the capacity to convert more containerboard than we produce, we routinely buy and sell various grades of containerboard depending on our product mix.

Our nationwide network of converting facilities produces a wide range of products from commodity brown boxes to intricate die cut containers that can be printed with multi-color graphics. Even though the corrugated packaging business is characterized by commodity pricing, each order for each customer is a custom order. Our corrugated packaging is sold to a variety of customers in the food, paper, glass containers, chemical, appliance, and plastics industries, among others.

We also manufacture bulk containers constructed of multi-wall corrugated board for extra strength, which are used for bulk shipments of various materials.

We serve over 11,000 corrugated packaging customers with 19,000 shipping destinations. We have no single customer to which sales equal ten percent or more of consolidated revenues or the loss of which would have a material adverse effect on our corrugated packaging segment.

Sales of corrugated packaging track changing population patterns and other demographics. Historically, there has been a correlation between the demand for corrugated packaging and orders for nondurable goods.

We also own a 50 percent interest in Premier Boxboard Limited LLC, a joint venture that produces light-weight gypsum facing paper and corrugating medium at a mill in Newport, Indiana.

In August 2006, we sold our Performance Sheets operation, which consisted of a sheet feeder plant in City of Industry, California. This sale was part of our initiatives to improve return on investment by lowering costs, improving operating efficiencies, and increasing asset utilization. We will continue to review operations that do not meet return objectives and determine appropriate courses of action, including possibly consolidating or closing converting facilities and eliminating positions.

Forest Products.  Our forest products segment provided 22 percent of our 2006 consolidated net revenues and manages our 1.8 million acres of strategic timberland in Texas, Louisiana, Georgia, and Alabama. We manufacture a wide range of building products, including:

•	lumber,

•	gypsum wallboard,

•	particleboard,

•	fiberboard, and

•	medium density fiberboard (or MDF).

Our timberland is an important source of wood fiber used in manufacturing both forest products and corrugated packaging.

We sell forest products throughout the continental United States, with the majority of sales occurring in the southern United States. We have no single customer to which sales equal ten percent or more of consolidated revenues or the loss of which would have a material adverse effect on our forest products segment. Most of our products are sold by account managers and representatives to distributors, retailers, and original equipment manufacturers. Sales of forest products are heavily dependent upon the level of residential housing expenditures, including the repair and remodeling market.

We also own a 50 percent interest in Del-Tin Fiber LLC, a joint venture that produces MDF at a facility in El Dorado, Arkansas. In 2006, we acquired our partner’s 50 percent interest in Standard Gypsum LP and integrated those gypsum wallboard operations within our forest products segment.

Real Estate.  Our real estate segment provided three percent of our 2006 consolidated net revenues. We operate under the name Forestar Real Estate Group and conduct real estate investment and development activities, including:

•	single-family residential,

•	commercial,

•	mixed-use, and

•	multi-family.

We entitle and develop real estate that we own directly or participate in through over 30 ventures in which we own interests ranging from 25 to 75 percent. Currently, we have projects in eight states and 12 markets encompassing about 237,000 acres, including 196,000 acres of high-value lands located in Georgia, principally near Atlanta, and in Texas. We create the infrastructure and secure entitlements on these lands for single-family residential, commercial, mixed-use, and multi-family housing site development.

We sell residential lots primarily to national or regional home builders and, to a lesser extent, to local home builders. We sell land designated for commercial uses to national retail chains and to regional and local commercial developers. Most of our sales are pursuant to contracts that require payment in full at closing. Sales of residential lots are influenced by changing population patterns and other demographics and are largely dependent on the demand for new single-family housing.

Financial Services.  Our financial services segment provided 21 percent of our 2006 consolidated net revenues. We provide financial services in the areas of:

•	consumer and commercial banking and

•	insurance.

Guaranty Bank is a federally-chartered stock savings bank that conducts our consumer and commercial banking activities through banking centers in Texas and California and lends in diverse geographic markets. Our 100 Texas banking centers are concentrated in the metropolitan areas of Houston, Dallas/Fort Worth, San Antonio, and Austin, as well as the central and eastern regions of the state. Our 53 California banking centers are concentrated in Southern California and the Central Valley. We provide deposit products to the general public, invest in single-family adjustable-rate mortgages and mortgage-backed securities, lend money for the construction of real estate projects and the financing of business operations, and provide a variety of other financial products and services to consumers and businesses. We are developing the capability to begin acquiring mortgage loans from some of our correspondent mortgage warehouse borrowers. However, we do not expect these activities to begin until second quarter 2007.

Our primary financial services revenues are interest earned on loans and securities, as well as fees received in connection with loans and deposit services. Our major financial services expenses are interest paid on consumer deposits and other borrowings and personnel costs. We primarily seek assets with interest rates that adjust periodically rather than assets with long-term fixed rates.

Guaranty is required to maintain minimum capital levels in accordance with regulations of the Office of Thrift Supervision (or OTS) established to ensure capital adequacy of savings institutions. We believe at year-end 2006, Guaranty met or exceeded all of these capital adequacy requirements.

Through subsidiaries of Guaranty, we act as agent in the sale of commercial and personal lines of property, casualty, life, and group health insurance products. We also administer the marketing and distribution of several mortgage-related personal life, accident, and health insurance programs. In addition, we sell annuities primarily to customers of Guaranty.

Other Information.

On January 22, 2007, a group affiliated with Carl C. Icahn filed a Schedule 13D stating that they owned 7,201,939 shares of our common stock, representing approximately 6.73 percent of our outstanding shares. On February 16, 2007, Icahn Partners LP, Icahn Partners Master Fund LP, and High River Limited Partnership, all of which are entities affiliated with Carl C. Icahn, provided notice to us that they intend to nominate four named individuals for election to our Board of Directors at the Annual Meeting. The notice stated that these Icahn funds beneficially own 7,201,939 shares of our common stock, representing approximately 6.73 percent of our outstanding shares.

Raw Materials

Our main raw material is virgin wood fiber. We own or lease about 1.8 million acres of strategic timberland located in Texas, Louisiana, Georgia, and Alabama. In 2006, wood fiber required for our corrugated packaging and forest products segments was supplied from these lands and as a by-product of our solid wood operations to the extent shown below:

Percentage
Supplied
Virgin Wood Fiber Requirements	Internally

Sawtimber	59%
Pine Pulpwood	42%

The balance of our virgin wood fiber requirements was purchased from numerous landowners and other timber owners, as well as other producers of wood by-products.

Linerboard and corrugating medium are the principal materials used to make corrugated boxes. Our mills at Rome, Georgia and Bogalusa, Louisiana, only manufacture linerboard. Our Ontario, California; Maysville, Kentucky; and Orange, Texas, mills are traditionally linerboard mills, but can also manufacture corrugating medium. Our New Johnsonville, Tennessee, mill only manufactures corrugating medium. The principal raw material used by the Rome, Georgia; Orange, Texas; and Bogalusa, Louisiana, mills is virgin wood fiber, but each mill is also able to use recycled fiber for up to 15 percent of its wood fiber requirements. The Ontario, California, and Maysville, Kentucky, mills use only recycled fiber. The mill at New Johnsonville, Tennessee, uses a combination of virgin wood and recycled fiber.

In 2006, recycled fiber represented approximately 34 percent of the total fiber needs of our containerboard operations. The price of recycled fiber fluctuates due to normal supply and demand for the raw material and for the finished product. We purchase recycled fiber on the open market from numerous suppliers. Price fluctuations reflect the competitiveness of these markets. We generally produce more linerboard and less corrugating medium than is used by our converting facilities. The deficit of corrugating medium is filled through open market purchases and/or trades, and we sell any excess linerboard in the open market.

We obtain gypsum for our wallboard operations in Fletcher, Oklahoma, from one outside source through a long-term purchase contract at market prices. At our gypsum wallboard plants in West Memphis, Arkansas, and Cumberland City, Tennessee, synthetic gypsum is used as a raw material. Synthetic gypsum is a by-product of coal-burning electrical power plants. We have a long-term supply agreement for synthetic gypsum produced at a Tennessee Valley Authority electrical plant located adjacent to our Cumberland City plant. Synthetic gypsum acquired pursuant to this agreement supplies all the synthetic gypsum required by our Cumberland City and West Memphis plants. Our gypsum wallboard plant in McQueeney, Texas, primarily uses gypsum obtained from its own quarry and gypsum acquired from the same source that supplies the Fletcher, Oklahoma, plant.

We believe the sources outlined above will be sufficient to supply our raw material needs for the foreseeable future. We hedge very little of our raw material needs.

Energy

Electricity and steam requirements at our manufacturing facilities are either supplied by a local utility or generated internally through the use of a variety of fuels, including natural gas, fuel oil, coal, wood bark, and other waste products resulting from the manufacturing process. By utilizing these waste products and other wood by-products as a biomass fuel to generate electricity and steam, we were able to generate approximately 75 percent of our energy requirements in 2006 at our mills in Rome, Georgia; Bogalusa, Louisiana; and Orange, Texas. In some cases where natural gas or fuel oil is used, our facilities possess a dual capacity enabling the use of either fuel as a source of energy.

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

Employees

We have approximately 15,500 employees. Approximately 5,400 of our employees in our manufacturing segments are covered by collective bargaining agreements. These agreements generally run for a term of three to six years and have varying expiration dates. The following table summarizes certain information about our principal collective bargaining agreements:

Location	Bargaining Unit(s)	Employees Covered	Expiration Dates

Linerboard Mill, Orange, Texas	United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (or USW), Local 1398, and USW, Local 391	Approximately 222 hourly production employees and 88 hourly maintenance employees	July 31, 2008
Linerboard Mill, Bogalusa, Louisiana	USW, Local 189, and International Brotherhood of Electrical Workers (or IBEW), Local 1077	Approximately 355 hourly production employees and 27 electrical maintenance employees	July 31, 2009
Linerboard Mill, Rome, Georgia	USW, Local 804, IBEW, Local 613, United Association of Journeymen & Apprentices of the Plumbing & Pipefitting Industry Local 72, and International Association of Machinists & Aerospace Workers, Local 414	Approximately 251 hourly production employees, 30 electrical maintenance employees, 27 pipefitter maintenance employees, and 63 mechanical maintenance employees	August 31, 2007
Evansville, Indiana and Middletown, Ohio, Box Plants (or Northern Multiple)	USW, Local 1046 and USW, Local 114, respectively	Approximately 115 and 106 hourly production and maintenance employees, respectively	April 30, 2008
Rome, Georgia and Orlando, Florida, Box Plants (or Southern Multiple)	USW Local 838 and USW Local 834, respectively	Approximately 123 and 97 hourly production and maintenance employees, respectively	December 1, 2008

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

Our operations are subject to federal, state, and local provisions regulating discharges into the environment and otherwise related to the protection of the environment. Compliance with these provisions, primarily the Federal Clean Air Act, Clean Water Act, Comprehensive Environmental Response, Compensation and Liability Act of 1980 (or CERCLA), as amended by the Superfund Amendments and Reauthorization Act of 1986 (or SARA), and Resource Conservation and Recovery Act (or RCRA), requires us to invest substantial funds to modify facilities to assure compliance with applicable environmental regulations. Capital expenditures directly related to environmental compliance totaled $4 million in 2006. This amount does not include capital expenditures for environmental control facilities made as a part of major mill modernizations and expansions or capital expenditures made for another purpose that have an indirect benefit on environmental compliance.

Future expenditures for environmental control facilities will depend on new laws and regulations and other changes in legal requirements and agency interpretations thereof, as well as technological advances. We expect the prominence of environmental regulation and compliance to continue for the foreseeable future. Given these uncertainties, we currently estimate that capital expenditures for environmental purposes, excluding expenditures related to the Maximum Achievable Control Technology (or MACT) programs and landfill closures discussed below, will be $5 million in 2007, $10 million in 2008, and $5 million in 2009. The estimated expenditures could be significantly higher if more stringent laws and regulations are implemented.

The U.S. Environmental Protection Agency (or EPA) has issued extensive regulations governing air and water emissions from the forest products industry. Compliance with these MACT regulations will be required at certain intervals through 2008.

We spent approximately $11 million to meet the requirements of the second phase of MACT I, which covers Hazardous Air Pollutant (or HAP) emissions from High Volume Low Concentration sources at three containerboard mills.

On September 13, 2004, EPA published the Boiler MACT. This regulation affects industrial boilers and process heaters burning all fuel types with the exception of small gas-fired units. However, large existing gas-fired units and liquid fuel (oil) fired units need only submit an initial notification. Affected units with emission standards include new gas-fired and liquid fuel units and all large solid fuel units at major sources for HAPs. Compliance methods vary from verification by testing that the affected unit does not emit a regulated amount of HAPs to adding additional control equipment. Compliance is required by September 2007. We have 13 boilers at 11 containerboard and forest products facilities that are now being evaluated to determine appropriate compliance measures and costs. We estimate capital expenditures to comply with the Boiler MACT standards to be $3 million, $2 million of which was incurred in 2006.

The Plywood and Composite Wood Panel (or PCWP) MACT standards were published July 30, 2004, and also limit emissions of HAPs. The rule offers several options for compliance including emission control device performance, production based emission limits, emission averaging, and a low risk subcategory. The initial notices of applicability were filed prior to the January 26, 2005 deadline, with PCWP MACT compliance required by October 1, 2008. We have 12 forest products facilities affected by the regulation. These are now being evaluated to determine appropriate compliance measures. Capital expenditures to comply with PCWP MACT are estimated at $7 million.

We use company-owned landfills for disposal of non-hazardous waste at three containerboard mills and two forest products facilities. We also have three additional sites that we are remediating. Based on third-party cost estimates, we expect to spend, on an undiscounted basis, $37 million over the next 25 years to ensure proper closure of these landfills and remediation of these three additional sites.

At one of these sites, we continue to work with environmental consultants and the Louisiana Department of Environmental Quality (DEQ) to investigate the source of contaminated water discovered in a manhole adjacent to our facility in Bogalusa, Louisiana. Phase II of the investigation process, which involved drilling more and deeper test wells in the affected area, is complete. Our investigation report, including remediation recommendations, was provided to the Louisiana DEQ in September 2006, and a conceptual plan has been approved by that agency. We are currently working on a final remediation plan for submission to the Louisiana DEQ. We estimate that we will incur remediation expenses of about $4 million, for which we have established a reserve, and capital costs of about $6 million in connection with this project.

In addition to these capital expenditures, we spend a significant amount on ongoing maintenance costs to continue compliance with environmental regulations. We do not believe, however, that these capital expenditures or maintenance costs will have a material adverse effect on our earnings. In addition, expenditures for environmental compliance should not have a material effect on our competitive position, because our competitors are also subject to these regulations.

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

Under CERCLA, liability for the cleanup of a Superfund site may be imposed on waste generators, site owners and operators, and others regardless of fault or the legality of the original waste disposal activity. While joint and several liability is authorized under CERCLA, as a practical matter, the cost of cleanup is generally allocated among the many waste generators. We are named as a potentially responsible party in five proceedings relating to the cleanup of hazardous waste sites under CERCLA and similar state laws, excluding sites for which our records disclose no involvement or for which our potential liability has been finally determined. In all but one of these sites, we are either designated as a de minimus potentially responsible party or believe our financial exposure is insignificant. We have conducted investigations of all five sites, and currently estimate that the remediation costs to be allocated to us are about $2 million and should not have a material effect on our earnings or competitive position. There can be no assurance that we will not be named as a potentially responsible party at additional Superfund sites in the future or that the costs associated with the remediation of those sites would not be material.

Competition

We operate in highly competitive industries. The commodity nature of our manufactured products gives us little control over market pricing or market demand for our products. The level of competition in a given product or market may be affected by economic factors, including interest rates, housing starts, home repair and remodeling activities, and the strength of the dollar, as well as other market factors including supply and demand for these products, geographic location, and the operating efficiencies of competitors. Our competitive position is influenced by varying factors depending on the characteristics of the products involved. The primary factors are product quality and performance, price, service, and product innovation.

The corrugated packaging industry is highly competitive with over 1,350 box plants in the United States. Our box plants accounted for approximately 12 percent of total industry shipments in 2006, making us the third largest producer of corrugated packaging in the United States. Although corrugated packaging is dominant in the national distribution process, our products also compete with various other packaging materials, including products made of paper, plastics, wood, and metals.

In forest products markets, we compete with many companies that are substantially larger and have greater resources in the manufacturing of forest products.

In our real estate markets, we compete with numerous regional and local developers for the acquisition of land suitable for development. We also compete with some of our national and regional home builder customers who develop real estate for their own use in home building operations. The real estate industry is a highly competitive business, and a number of entities with which we compete are larger and have greater resources.

Our savings bank competes with commercial banks, savings and loan associations, mortgage banks, and other lenders. We also compete with insurance agencies in our property, casualty, life, and health insurance activities. The financial services industry is a highly competitive business, and a number of entities with which we compete are larger and have greater resources.

Executive Officers of the Registrant

The names, ages, and titles of our executive officers are:

Name	Age	Office

Kenneth M. Jastrow, II	59	Chairman of the Board and Chief Executive Officer
Doyle R. Simons	43	Executive Vice President
J. Patrick Maley III	45	Executive Vice President
James M. DeCosmo	48	Group Vice President
Bart J. Doney	57	Group Vice President
Kenneth R. Dubuque	58	Group Vice President
Jack C. Sweeny	60	Group Vice President
Dennis J. Vesci	59	Group Vice President
Randall D. Levy	55	Chief Financial Officer
Troy L. Hester	50	Principal Accounting Officer and Corporate Controller
Scott Smith	52	Chief Information Officer
C. Morris Davis	64	General Counsel
J. Bradley Johnston	51	Chief Administrative Officer
Leslie K. O’Neal	51	Vice President, Assistant General Counsel and Secretary
David W. Turpin	56	Treasurer

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

James M. DeCosmo became Group Vice President in May 2005. Mr. DeCosmo joined Temple-Inland in 1999 as Director of Forest Management for the eastern region forest operations and in November 2000 was promoted to Vice President, Forest for our forest products segment with responsibility for managing our timberland.

Bart J. Doney became Group Vice President in February 2000. Mr. Doney has served as an officer of our corrugated packaging segment since 1990.

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

Dennis J. Vesci became Group Vice President in August 2005. Mr. Vesci has served as an officer of our corrugated packaging segment since 1998.

Randall D. Levy became Chief Financial Officer in May 1999. Mr. Levy joined Guaranty in 1989 serving in various capacities, including Treasurer and most recently as Chief Operating Officer from 1994 through 1999.

Troy L. Hester was named Principal Accounting Officer in August 2006. Mr. Hester has been with Temple-Inland for seven years and has served in various capacities including Controller-Financial Services, Vice President Accounting Center, and was named Corporate Controller in May 2006. Before joining Temple-Inland, Mr. Hester was deputy controller for a large regional bank and prior to that worked with an international accounting firm.

Scott Smith became Chief Information Officer in February 2000. Prior to that, Mr. Smith was Treasurer of Guaranty from November 1993 to December 1999 and Chief Information Officer of our financial services segment from August 1995 to June 1999. Mr. Smith also served in various capacities at Guaranty since 1999, including Chief Financial Officer from June 2001 until December 2002.

C. Morris Davis became General Counsel in May 2006. Mr. Davis joined Temple-Inland after 39 years with the law firm of McGinnis, Lochridge & Kilgore in Austin, where he served seven years as the firm’s managing partner.

J. Bradley Johnston became Chief Administrative Officer in February 2005. Prior to that, Mr. Johnston served as General Counsel from August 2002 through May 2006, as General Counsel of Guaranty from January 1995 through May 1999, as General Counsel of our financial services segment from May 1997 through July 2002, and Chief Administrative Officer of our financial services segment and Guaranty from May 1999 through July 2002.

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

The business segments in which we operate are highly competitive.

All of the business segments in which we operate are highly competitive and are affected to varying degrees by supply and demand factors and economic conditions, including changes in interest rates, new housing starts, home repair and remodeling activities, loan collateral values (particularly real estate), and the strength of the U.S. dollar. Given the commodity nature of our manufactured products, we have little control over market pricing or market demand. No single company is dominant in any of our industries.

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

In our real estate markets, we compete with numerous regional and local developers for the acquisition of land suitable for development. We also compete with some of our national and regional home builder customers who develop real estate for their own use in home building operations. The real estate industry is a highly competitive business, and a number of entities with which we compete are larger and have greater resources.

The financial services industry is also a highly competitive business, and a number of entities with which we compete are substantially larger and have greater resources than we do. Our financial services segment competes with commercial banks, savings and loan associations, mortgage banks, and other lenders in our savings bank activities; and with insurance agencies in our insurance activities many of which are larger and have greater resources.

The profitability of our corrugated packaging and forest products segments is affected by changes in raw material and other costs.

Virgin wood fiber and recycled fiber are the principal raw materials we use to manufacture corrugated packaging and certain of our forest products. The portion of our virgin fiber requirements that do not come from our timberland or that are not produced as a by-product from our forest products operations are purchased in highly competitive, price sensitive markets. The price for these materials has historically fluctuated on a cyclical basis and has often depended on a variety of factors over which we have no control, including environmental and conservation regulations, natural disasters, the price and level of imported timber and the continuation of any applicable tariffs, and weather. In addition, the increase in demand for products manufactured, in whole or in part, from recycled fiber, including old corrugated containers, has caused an occasional tightness in the supply of recycled fiber. It may also cause a significant increase in the cost of such fiber used in the manufacture of recycled containerboard and related products. Such costs are likely to continue to fluctuate. While we have not experienced any significant difficulty in obtaining wood fiber and recycled fiber in economic proximity to our mills, this may not continue to be the case for any or all of our mills.

Our profitability is also sensitive to changes in the prices of energy and transportation. While we have attempted to contain energy costs through internal generation and in some instances the use of by-products from our manufacturing processes as fuel, no assurance can be given that such efforts will be successful in the future or that energy prices will not rise to levels that would have a material adverse effect on our results of operations. We hedge very little of our energy needs.

The corrugated packaging and forest products industries are cyclical in nature and experience periods of overcapacity.

The operating results of our corrugated packaging and forest products segments reflect each such industry’s general cyclical pattern. While the cycles of each industry do not necessarily coincide, demand and prices in each tend to drop substantially in an economic downturn. The forest products industry is further influenced by the residential construction and remodeling markets. Further, each industry periodically experiences substantial overcapacity. Both industries are capital intensive, which leads to high fixed costs and generally results in continued production as long as prices are sufficient to cover marginal costs. These conditions have contributed to substantial price competition and volatility in these industries, even when demand is strong. Any increased production by our competitors could depress prices for our products. From time to time, we have closed certain of our facilities or have taken downtime based on prevailing market demand for our products and may continue to do so, reducing our total production levels. Certain of our competitors have also temporarily closed or reduced production at their facilities, but can reopen and/or increase production capacity at any time, which could exacerbate the overcapacity in these industries and depress prices.

Our manufacturing activities are subject to environmental regulations and liabilities that could have a negative effect on our operating results.

Our manufacturing operations are subject to federal, state, and local provisions regulating the discharge of materials into the environment and otherwise related to the protection of the environment. Compliance with these provisions has required us to invest substantial funds to modify facilities to ensure compliance with applicable environmental regulations. In other sections of this Annual Report on Form 10-K, we provide certain estimates of expenditures we expect to make for environmental compliance in the next few years. However, we could incur additional significant expenditures due to changes in law or the discovery of new information, and such expenditures could have a material adverse effect on our financial condition, cash flows, and results of operations.

Downward changes in demand for housing in the market regions where we operate could decrease our profitability, especially in our forest products and real estate segments.

The residential homebuilding industry is sensitive to changes in economic conditions. Adverse changes in these conditions generally, or in the market regions where we operate, could decrease demand for new homes in these areas. Decline in housing demand could have a negative effect on the pricing and demand for many of our forest products, particularly lumber and gypsum wallboard, and negatively affect our real estate development and investment activities, either of which could result in a decrease in our revenues and earnings.

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

Changes in interest rates affect our financial services segment’s profitability.

Changes in interest rates are not predictable or controllable. Changes in interest rates affect our financial services net interest margin and demand for loans and other financial services products. The majority of Guaranty’s assets and liabilities are monetary in nature and are affected by changes in interest rates. Like most financial institutions, changes in interest rates affect our net interest income as well as the value of our assets and liabilities. A significant change in the general level of interest rates may adversely affect our net interest margin because our interest-bearing assets and liabilities do not reprice in tandem. In addition, periodic and lifetime caps may limit interest rate changes on our mortgage-backed securities and loans that pay interest at adjustable rates.

Additionally, an increase in interest rates may, among other things, reduce the demand for loans and our ability to originate loans. A decrease in the general level of interest rates may affect us through, among other things, increased prepayments on our loan and mortgage-backed securities portfolios and increased competition for deposits. Accordingly, changes in interest rates will likely affect our net interest income and our overall results.

If our allowance for loan losses is not sufficient to cover actual loan losses, the profitability of our financial services segment could decrease.

Our loan customers may fail to repay their loans according to the terms, and the collateral securing the payment of these loans may be insufficient to assure repayment. Such loan losses could have a material adverse effect on our operating results. We make various assumptions, estimates, and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we rely on a number of factors, including our own experience and our evaluation of economic conditions. If our assumptions prove to be incorrect, our current allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio and adjustments may be necessary that would have a material adverse effect on our operating results.

We face risks related to the composition of our financial services segment’s loan portfolio.

Commercial real estate, multi-family, and commercial business and energy loans, which represent about one-half of our loans, generally expose a lender to greater risk of loss than single-family mortgage loans because such loans involve larger loan balances to single borrowers or groups of related borrowers. The repayment of commercial business loans often depends on the successful operations and income streams of the borrowers. Although the majority of our energy loans are collateralized by oil and gas reserves, significant changes in energy prices or unsuccessful hedge programs by Guaranty’s borrowers could affect collateral values. Many of Guaranty’s commercial real estate or multi-family borrowers have more than one loan outstanding with Guaranty. Consequently, an adverse development with respect to one loan, credit relationship, or geographic market can expose Guaranty to a significantly greater risk of loss compared to an adverse development with respect to one single-family mortgage loan.

Approximately one-half of our single-family residential loans consists of loans in the state of California. We would be adversely affected by a reduction in the value of real estate located in California that serves as collateral for our loans. We may be forced to increase our allowances for loan losses and may suffer additional loan losses as a result of any such reduction in collateral values. The adverse impact from a reduction in real estate values in California may be greater for Guaranty than that suffered by other financial institutions with a more geographically diverse loan portfolio.

We may not succeed in our plan to acquire mortgage loans from some of our correspondent mortgage warehouse borrowers.

We are developing the capability to begin acquiring mortgage loans from some of our correspondent mortgage warehouse borrowers. The correspondent mortgage business is very competitive, and the current interest rate environment is not generally conducive to significant production of adjustable-rate mortgages, which we generally hold. We do not expect our correspondent lending activities to result in significant acquisitions of loans until late second quarter 2007.

Our single-family loan portfolio may continue to decline if market conditions inhibit our ability to acquire as many loans as we expect from our correspondent lending activities. This inability to acquire loans could result in a decrease in total loans, which would result in lower net interest income. It is also possible that in order to maintain our qualified thrift lender status, we could be forced to buy securities or other qualifying assets at times when the terms might not be attractive.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We own and operate manufacturing facilities throughout the United States, four converting plants in Mexico, and one in Puerto Rico. We believe our manufacturing facilities are suitable for their purposes and adequate for our business. Additional information about selected facilities by business segment follows:

Containerboard Mills

		Number of	Annual	2006
Location	Product	Machines	Capacity	Production
			(In tons)

Ontario, California	Linerboard and corrugating medium	1	335,730	317,665
Rome, Georgia	Linerboard	2	823,400	871,095
Orange, Texas	Linerboard and corrugating medium	2	730,320	711,322
Bogalusa, Louisiana	Linerboard	2	877,100	872,700
Maysville, Kentucky	Linerboard and corrugating medium	1	427,785	446,140
New Johnsonville, Tennessee	Corrugating medium	1	335,730	343,572

			3,530,065	3,562,494
Newport, Indiana*	Corrugating medium and gypsum facing paper	1	305,100	285,854

*	The table shows the full capacity of this facility that is owned by a joint venture in which we own a 50 percent interest. In 2006, we purchased 85,000 tons of corrugating medium and 68,000 tons of gypsum facing paper from the venture.

Converting Facilities*

Corrugator
Location	Size

Phoenix, Arizona	98²
Fort Smith, Arkansas	87²
Fort Smith, Arkansas(1)***	None
Bell, California	97²
Buena Park, California(1)	85²
El Centro, California(1)	87²
Gilroy, California(1)	87²
Gilroy, California(1)***	98²
Ontario, California	87²
Santa Fe Springs, California	97²
Santa Fe Springs, California(1)**	87² and 78²
Santa Fe Springs, California***	None
Tracy, California**	87² and 87²
Union City, California(1)***	None
Wheat Ridge, Colorado	87²
Orlando, Florida	98²
Tampa, Florida(1)	78²
Rome, Georgia	98²
Carol Stream, Illinois	87²
Chicago, Illinois	87²
Chicago, Illinois***	None
Elgin, Illinois	78²
Elgin, Illinois***	None
Crawfordsville, Indiana	98²
Evansville, Indiana	98²
Indianapolis, Indiana	87²
Indianapolis, Indiana***	None
St. Anthony, Indiana***	None
Tipton, Indiana***	110²
Garden City, Kansas	98²
Kansas City, Kansas	87²
Bogalusa, Louisiana	97²
Minden, Louisiana	98²
Minneapolis, Minnesota	87²
St. Louis, Missouri	87²
St. Louis, Missouri***	98²
Milltown, New Jersey(1)***	None
Spotswood, New Jersey	98²
Binghamton, New York	87²
Buffalo, New York***	None
Scotia, New York***	None
Utica, New York***	None
Warren County, North Carolina	98²
Madison, Ohio***	None
Marion, Ohio	87²
Middletown, Ohio	98²

Corrugator
Location	Size

Streetsboro, Ohio	98²
Biglerville, Pennsylvania	98²
Hazleton, Pennsylvania	98²
Littlestown, Pennsylvania***	None
Scranton, Pennsylvania	68²
Vega Alta, Puerto Rico	87²
Lexington, South Carolina	98²
Ashland City, Tennessee(1)***	None
Elizabethton, Tennessee(1)***	None
Dallas, Texas	98²
Edinburg, Texas	87²
San Antonio, Texas	98²
San Antonio, Texas***	98²
Petersburg, Virginia	87²
San Jose Iturbide, Mexico	98²
Monterrey, Mexico	87²
Los Mochis, Sinaloa, Mexico	80²
Guadalajara, Mexico(1)***	None

*	The annual capacity of the converting facilities is a function of the product mix, customer requirements and the type of converting equipment installed and operating at each plant, each of which varies from time to time.

**	These plants each contain more than one corrugator.

***	Sheet or sheet feeder plants.

(1)	Leased facilities.

Additionally, we own a graphics resource center in Indianapolis, Indiana, that has a 100² preprint press. We lease 32 warehouses located throughout much of the United States.

Forest Products

		Rated Annual
Description	Location	Capacity
		(In millions of
		board feet)

Lumber	Diboll, Texas	199	*
Lumber	Pineland, Texas	310	**
Lumber	Buna, Texas	198
Lumber	Rome, Georgia	165
Lumber	DeQuincy, Louisiana	198

Total lumber		1,070

*	Includes separate finger jointing capacity of 20 million board feet.

**	Includes separate stud mill capacity of 110 million board feet.

		Rated Annual
Description	Location	Capacity
		(In millions of
		square feet)

Fiberboard	Diboll, Texas	460

Particleboard	Monroeville, Alabama	160
Particleboard	Thomson, Georgia	160
Particleboard	Diboll, Texas	160
Particleboard	Hope, Arkansas	200
Particleboard(1)(2)	Mt. Jewett, Pennsylvania	200

Total particleboard		880

Gypsum Wallboard	West Memphis, Arkansas	440
Gypsum Wallboard	Fletcher, Oklahoma	460
Gypsum Wallboard	McQueeney, Texas	400
Gypsum Wallboard	Cumberland City, Tennessee	800

Total gypsum wallboard		2,100

MDF*	El Dorado, Arkansas	160
MDF(1)	Mt. Jewett, Pennsylvania	140

Total MDF		300

*	The table shows the full capacity of this facility that is owned by a joint venture in which we own a 50 percent interest.

(1)	Leased facilities.

(2)	Due to market conditions, we indefinitely curtailed production at this facility beginning in 2003.

Timber and Timberland*
(In acres)

Pine Plantations	1,150,607
Natural Pine	78,869
Hardwood	107,571
Special Use/Non-Forested	450,622

Total	1,787,669

*	Includes approximately 220,000 acres of leased land.

Primarily in connection with our timber holdings, we also own mineral rights on 388,000 acres in Texas and Louisiana and 351,000 acres in Alabama and Georgia. Revenue from our mineral rights primarily consists of lease and royalty payments, and was approximately $35 million in 2006.

Real Estate

We own directly or participate in through joint ventures over 80 real estate projects in eight states and 12 markets encompassing about 237,000 acres. We classify our real estate as undeveloped; in the entitlement process; or entitled, developed and under development. At year-end 2006, we held about 196,000 acres of undeveloped land; about 26,000 acres in the entitlement process; and about 15,000 acres of entitled, developed or under development land.

Other

We also own certain office buildings, including approximately 445,000 square feet of office space in Austin, Texas, and 150,000 square feet of space in Diboll, Texas.

At year-end 2006, property and equipment having a net book value of $2 million were subject to liens in connection with $15 million of debt.

Item 3.	Legal Proceedings

General

We are involved in various legal proceedings that arise from time to time in the ordinary course of doing business. We believe that adequate reserves have been established for any probable losses and that the outcome of any of these proceedings should not have a material adverse effect on our financial position or long-term results of operations or cash flows. It is possible, however, that charges related to these matters could be significant to results of operations or cash flows in any single accounting period. A summary of our more significant legal matters is set forth below.

Antitrust Litigation

On May 14, 1999, we and eight other linerboard manufacturers were named as defendants in a consolidated class action complaint that alleged a civil violation of Section 1 of the Sherman Act. Twelve individual complaints containing allegations similar to those in the class action have been filed by certain opt-out plaintiffs and over 3,000 of their named subsidiaries against the original defendants in the class action. We and the other defendants have entered into various settlement agreements that resolved the class action and the majority of the opt-out claims. Our payments under the settlement agreements have totaled $13 million. The first trial of any of the remaining claims is presently scheduled for first quarter 2008.

We participated in a mediation conference in November 2006 to discuss possible settlement of the remaining claims, which was not productive. The plaintiffs allege that our sales that serve as a basis for the remaining claims were approximately $1.6 billion. Our sales used as the basis for settling the class action claims, however, were approximately $750 million. Settlements in the case have ranged from 0.2 percent of sales to 7 percent of sales. We have established a reserve for the remaining cases of $13 million. While this reserve remains below the amounts for which some defendants have settled their cases, in light of our view of the different facts of our case compared with other settling defendants and the settlements we have negotiated throughout this case, we believe our reserve for this matter is appropriate.

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

To date, we have been served with 11 lawsuits seeking damages for various personal injuries allegedly caused by either exposure to the released gas or fears of exposure. These 11 lawsuits have been consolidated under Louisiana state rules for purpose of discovery. We are vigorously defending against these allegations.

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

Indiana Environmental Matter

On July 22, 2002, a delivery driver for a chemical supply company overfilled a storage tank for caustic soda at our converting facility in Tipton, Indiana. The excess caustic soda drained through an overflow pipe into the city sewer system, resulting in a temporary shutdown of the city wastewater treatment plant and killing approximately 2,000 fish in a local creek. We removed the fish, assisted in restoring operations at the wastewater treatment plant, and took other measures to assure no ongoing effect to human health or the environment. The incident was investigated in 2002 by the U.S. Environmental Protection Agency and the Indiana Department of Natural Resources, with our cooperation. In early 2007, we entered into a plea agreement with the U.S. attorney and the EPA in which we agreed to plead guilty to three misdemeanor offenses and agreed to pay monetary sanctions of $600,000 ($150,000 of which will only be paid if we do not satisfactorily complete a one year probation period).

Other

We were the defendant in a lawsuit in California Superior Court in which a former supplier alleged claims for breach of contract, fraudulent misrepresentation, intentional interference with a business opportunity, misappropriation of trade secrets, and other matters. The plaintiff sued to recover actual and punitive damages. The fraud and intentional interference claims were dismissed in response to our motions for summary judgment. In February 2007, we settled the remaining claims. The settlement required us to increase our reserves for this matter by $2 million as of year end. At the end of 2006, we are also defending three class action claims in California state court alleging violations of that state’s on-duty meal break laws. We settled one of these cases in February 2007 and the remaining cases are currently pending. While we continue to defend these lawsuits and have established reserves that we believe are adequate, we do not anticipate that the outcome in any or all of these cases should have a material adverse effect on our financial position or long-term results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

We did not submit any matter to a vote of our shareholders in fourth quarter 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock is traded on the New York Stock Exchange. The high and low sales prices for our Common Stock and dividends paid in each quarter in the two most recent years were:

	2006			2005*
	Price Range			Price Range
	High	Low	Dividends	High	Low	Dividends

First Quarter	$47.92	$40.83	$0.25	$42.36	$31.58	$0.225
Second Quarter	$47.68	$38.12	$0.25	$37.60	$32.34	$0.225
Third Quarter	$45.48	$39.78	$0.25	$41.06	$36.30	$0.225
Fourth Quarter	$46.71	$37.84	$0.25	$45.28	$35.70	$0.225
For the Year	$47.92	$37.84	$1.00	$45.28	$31.58	$0.90

*	Adjusted to reflect our two-for-one stock split effected on April 1, 2005.

Shareholders

Our stock transfer records indicated that as of February 20, 2007, there were approximately 4,800 holders of record of our Common Stock.

Dividend Policy

As indicated above, we paid quarterly dividends during each of the two most recent years in the amounts shown. On February 2, 2007, the Board of Directors declared a quarterly dividend on our Common Stock of $0.28 per share payable on March 15, 2007, to shareholders of record on March 1, 2007. The Board periodically reviews the dividend policy, and the declaration of dividends will necessarily depend upon our earnings and financial requirements and other factors within the discretion of the Board.

Issuer Purchases of Equity Securities(1)

				Maximum
			Total Number	Number of
			of Shares	Shares That
			Purchased as	May Yet be
	Total	Average	Part of Publicly	Purchased
	Number of	Price	Announced	Under the
	Shares	Paid per	Plans or	Plans
Period	Purchased	Share	Programs	or Programs

Month 1 (10/1/2006 — 10/31/2006)	250,000	$39.57	250,000	3,600,000
Month 2 (11/1/2006 — 11/30/2006)	775,000	$38.96	775,000	2,825,000
Month 3 (12/1/2006 — 12/31/2006)	1,175,000	$45.43	1,175,000	1,650,000

Total	2,200,000	$42.48	2,200,000

(1)	On August 4, 2006, we announced that our Board of Directors authorized the repurchase of up to 6,000,000 shares of our common stock. The plan has no expiration date. On February 2, 2007, we announced that our Board of Directors authorized the purchase of up to an additional 5,000,000 shares of our common stock, increasing the maximum number of shares yet to be purchased under our repurchase plans to 6,650,000 shares. We have no plans or programs that expired during the period covered by the table above and no plans or programs that we intend to terminate prior to expiration or under which we no longer intend to make further purchases.

Performance Graph

We composed an index of our peers consisting of Abitibi-Consolidated Inc., Bowater Inc., Caraustar Industries, Inc., Domtar Inc., International Paper Company, Longview Fibre Company, MeadWestvaco Corporation, Packaging Corporation of America, Smurfit-Stone Container Corporation, and Weyerhaeuser Corporation (Peer Index). During the five preceding years, our cumulative total stockholder return compared to the Standard & Poor’s 500 Stock Index and to the Peer Index was as shown in the following table:

Assumes $100 invested on the last trading day in fiscal year 2001
*Total return assumes reinvestment of dividends

Other

See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for disclosure regarding securities authorized for issuance under equity compensation plans.

Item 6.	Selected Financial Data

	For the Year
	2006(a)	2005	2004	2003(b)	2002(a)
	(Dollars in millions, except per share)

Revenues:
Corrugated packaging	$2,977	$2,825	$2,736	$2,700	$2,587
Forest products	1,237	1,040	972	803	787
Real estate	175	113	152	93	—

Manufacturing and real estate	4,389	3,978	3,860	3,596	3,374
Financial services	1,169	983	988	1,099	1,144

Total revenues	$5,558	$4,961	$4,848	$4,695	$4,518

Segment operating income:
Corrugated packaging	$255	$120	$96	$18	$85
Forest products	312	219	196	55	49
Real estate	62	44	36	22	—
Financial services	222	201	195	181	171

Segment operating income	851	584	523	276	305
Expenses not allocated to segments:
General and administrative	(107)	(91)	(79)	(73)	(32)
Share-based compensation	(46)	(26)	(14)	(7)	(2)
Other operating income (expense)(c)	15	(90)	(76)	(138)	(13)
Other non-operating income (expense)(c)	92	—	—	(8)	(11)
Parent company interest	(128)	(115)	(130)	(140)	(133)

Income (loss) before taxes	677	262	224	(90)	114
Income tax (expense) benefit(d)	(208)	(86)	(67)	192	(45)

Income from continuing operations	469	176	157	102	69
Discontinued operations(e)	(1)	—	3	—	(1)
Effect of accounting change(f)	—	—	—	(1)	(11)

Net income	$468	$176	$160	$101	$57

Diluted earnings per share:
Income from continuing operations	$4.23	$1.54	$1.39	$0.94	$0.66
Discontinued operations	(0.01)	—	0.03	—	(0.01)
Effect of accounting change	—	—	—	(0.01)	(0.11)

Net income	$4.22	$1.54	$1.42	$0.93	$0.54

Dividends per common share(g)	$1.00	$0.90	$1.22	$0.68	$0.64
Average diluted shares outstanding	110.8	114.5	112.4	108.4	104.8
Common shares outstanding at year-end	104.9	111.0	112.2	109.2	107.6
Depreciation and amortization:
Parent company	$229	$223	$225	$241	$224
Financial services	22	26	29	29	36
Capital expenditures:
Parent company	$208	$222	$221	$136	$112
Financial services	43	41	41	28	16
At Year-End
Assets:
Parent company	$5,217	$5,001	$5,006	$5,014	$5,188
Financial services	16,251	17,691	16,122	17,304	18,016
Debt:
Parent company (long-term excluding current maturities)	$1,628	$1,599	$1,580	$1,713	$1,883
Financial services (original maturities greater than one year at the time of borrowing)	1,405	2,025	2,767	3,275	3,322
Liability for pension and postretirement benefits	$366	$407	$432	$396	$289
Subordinated notes payable to trust	$142	$—	$—	$—	$—
Preferred stock issued by subsidiaries	$305	$305	$305	$305	$305
Shareholders’ equity	$2,189	$2,080	$2,107	$1,988	$1,964
Ratio of total debt to total capitalization — parent company	43%	43%	43%	46%	49%

Throughout Selected Financial Data and Management’s Discussion and Analysis of Financial Condition and Results of Operations, we refer to parent company financial information, which includes Temple-Inland and our manufacturing and real estate subsidiaries with our financial services subsidiaries reported on the equity method. It was not practical to recast 2002 in connection with the real estate segmentation.

(a)	In January 2006, we purchased our partner’s 50 percent interest in Standard Gypsum LP for $150 million plus assumed debt of $28 million. Unaudited pro forma information assuming this acquisition and related financing had occurred at the beginning of 2005 follows: revenues $5,158 million; income from continuing operations $190 million; and income from continuing operations, per diluted share $1.66.

In 2002, we acquired Gaylord Container Corporation (March), a box plant in Puerto Rico (March), certain assets of Mack Packaging Group, Inc. (May), and Fibre Innovations LLC (November). Also in May 2002, we sold 8.2 million shares of common stock, $345 million of Upper DECSsm, and $500 million of Senior Notes due 2012. Unaudited pro forma information for 2002 assuming these acquisitions and related financing transactions had occurred at the beginning of 2002 follows: revenues $4,661 million; income from continuing operations $54 million; and income from continuing operations, per diluted share $0.52.

These pro forma results are not necessarily an indication of what actually would have occurred if the acquisitions and financing transactions had been completed at the beginning of the periods presented and are not intended to be indicative of future results.

(b)	The 2003 fiscal year, which ended on January 3, 2004, had 53 weeks. The extra week did not have a significant effect on earnings or financial position. As a result of the consolidation of our administrative functions and adoption of a shared services concept, beginning 2004, we changed the way we allocate costs to our business segments. The effect of this change was to increase segment operating income and to increase unallocated expenses by a like amount. The 2003 amounts have been reclassified to reflect this change but it was not practical to reclassify 2002.

(c)	Other operating and non-operating income (expense) consists of:

	For the Year
	2006	2005	2004	2003	2002
	(In millions)

Other operating income (expense):
Closure and sale of converting and production facilities and sale of non-strategic assets	$(12)	$(53)	$(27)	$(83)	$—
Hurricane related costs and, in 2006, related insurance proceeds	2	(16)	—	—	—
Litigation	(6)	(13)	—	—	—
Softwood Lumber Agreement	42	—	—	—	—
Consolidation of administrative functions	—	—	(11)	(48)	—
Financial services repositioning activities	(11)	(5)	(34)	(5)	(7)
Other	—	(3)	(4)	(2)	(6)

	$15	$(90)	$(76)	$(138)	$(13)

Other non-operating income (expense):
Charges related to early repayment of debt	$(1)	$(6)	$(2)	$(8)	$(11)
Tax litigation and other settlements	89	2	—	—	—
Interest and other income	4	4	2	—	—

	$92	$—	$—	$(8)	$(11)

(d)	Income taxes include one-time tax benefits of: $36 million in 2006, of which $6 million is related to the new State of Texas tax legislation and $30 million is related to the non-taxable tax litigation settlement; $16 million in 2005 related to the sale of our Pembroke, Canada MDF facility; and $20 million in 2004 and $165 million in 2003 related to the resolution and settlement of prior years’ tax examinations.

(e)	Discontinued operations include the non-strategic operations obtained in the Gaylord acquisition including the retail bag business, which was sold in May 2002; the multi-wall bag business and kraft paper mill, which were sold in January 2003; and the chemical business. The resolution and settlement of environmental and other indemnifications we provided in the 1999 sale of the bleached paperboard operation are also included in 2004.

(f)	Effect of accounting change includes the effects of adopting (i) in 2003, Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations; and (ii) in 2002, SFAS No. 142, Goodwill and Other Intangible Assets.

In 2006, (i) we adopted the modified prospective application of SFAS No. 123 (revised December 2004), Share-Based Payment, which decreased income before taxes by $7 million; (ii) we began applying the guidance in Emerging Issues Task Force (EITF) Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty, which decreased income before taxes by $7 million; and (iii) we adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which increased our liability for pension and postretirement benefits by $76 million, decreased prepaid expenses and other assets by $16 million, decreased deferred income taxes by $35 million, and decreased shareholders’ equity by $57 million.

In 2003, we voluntarily adopted the prospective transition method of SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123, which decreased income before taxes by $2 million.

(g)	Includes a $0.50 per share special dividend in 2004.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of the federal securities laws. These forward-looking statements are identified by their use of terms and phrases such as “believe,” “anticipate,” “could,” “estimate,” “likely,” “intend,” “may,” “plan,” “expect,” and similar expressions, including references to assumptions. These statements reflect management’s current views with respect to future events and are subject to risk and uncertainties. We note that a variety of factors and uncertainties could cause our actual results to differ significantly from the results discussed in the forward-looking statements. Factors and uncertainties that might cause such differences include, but are not limited to:

•	general economic, market, or business conditions;

•	the opportunities (or lack thereof) that may be presented to us and that we may pursue;

•	fluctuations in costs and expenses including the costs of raw materials, purchased energy, and freight;

•	demand for new housing;

•	accuracy of accounting assumptions related to pension and postretirement costs, impaired assets, and allowance for credit losses;

•	competitive actions by other companies;

•	changes in laws or regulations and actions or restrictions of regulatory agencies;

•	our ability to execute certain strategic and business improvement initiatives; and

•	other factors, many of which are beyond our control.

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

Accounting Policies

Critical Accounting Estimates

In preparing our financial statements, we follow generally accepted accounting principles, which in many cases require us to make assumptions, estimates, and judgments that affect the amounts reported. Our significant accounting policies are included in Note 1 to the Consolidated Financial Statements and Note A to the Parent Company and Financial Services Summarized Financial Statements.  Many of these principles are relatively straightforward. There are, however, a few accounting policies that are critical because they are important in determining our financial condition and results, and they are difficult for us to apply. Within the parent company, they include asset impairments and pension accounting, and within financial services, the allowance for loan losses. The difficulty in applying these policies arises from the assumptions, estimates and judgments that we have to make currently about matters that are inherently uncertain, such as future economic conditions, operating results and valuations, as well as our intentions. As the difficulty increases, the level of precision decreases, meaning actual results can, and probably will, be different from those currently estimated. We base our assumptions, estimates, and judgments on a combination of historical experiences and other factors that we believe are reasonable. We have discussed the selection and disclosure of these critical accounting estimates with our Audit Committee.

•	Measuring assets for impairment requires estimating intentions as to holding periods, future operating cash flows and residual values of the assets under review. Changes in our intentions, market conditions, or operating performance could require us to revise the impairment charges we previously provided.

•	The expected long-term rate of return on pension plan assets is an important assumption in determining pension expense. In selecting that rate, currently 8.0 percent, consideration is given to both historical returns and our estimate of returns over the next quarter century. The actual rate of return on plan assets for the last ten years was 9.8 percent. Another important consideration is the discount rate used to determine the present value of our benefit obligations, currently 6.0 percent. Differences between actual and expected rates of return and changes in the discount rate will affect future pension expense and funded status. For example, a 25 basis point change in the estimated expected rate of return would affect annual pension expense by $3 million, and a 25 basis point change in the discount rate would affect the funded status by $45 million and annual pension expense by $5 million.

•	Allowances for loan losses are based on historical experiences and evaluations of future cash flows and collateral values and are subject to regulatory scrutiny. Changes in general economic conditions or loan specific circumstances will inevitably change those evaluations.

As a result of the sale of our third-party mortgage servicing portfolio in 2004, accounting for mortgage servicing rights is no longer considered a critical accounting estimate.

New Accounting Pronouncements and Change in Method of Accounting for Defined Benefit and Postretirement Plans

In the last three years, we adopted a number of new accounting pronouncements, including in 2006, Statement of Financial Accounting Standard (SFAS) No. 123 (Revised December 2004) — Share-Based Payment and SFAS No. 158 — Accounting for Defined Benefit and Postretirement Plans. In addition, there are four new accounting pronouncements that we will be required to adopt in 2007 and 2008, none of which we expect to have a significant effect on our financial position, results of operations or cash flows. Please read Note 1 to the Consolidated Financial Statements for additional information.

Results of Operations for the Years 2006, 2005, and 2004

Summary

Our mission is to be the best by consistently exceeding customer expectations, maximizing asset utilization, lowering operating costs, and improving efficiency. We are a market-driven, customer-focused company.

Our four key strategies are:

•	focusing on corrugated packaging from an integrated platform, which eliminates mill downtime and lowers costs through improved asset utilization,

•	maximizing the value of our timberland through accelerated fiber growth that is aligned with well-located converting operations,

•	creating value from real estate, including high-value land, and

•	realizing earnings and cash flow from financial services, which is a low-cost, low-risk provider of financial products.

Actions we took in 2006 to implement our key strategies included:

•	We classified our real estate operations as a fourth business segment. Previously these operations were included within our forest products and financial services segments. This action increased the visibility and transparency of our real estate operations.

•	We purchased our joint venture partner’s 50 percent interest in Standard Gypsum LP, which expands our low-cost gypsum wallboard operations located close to fast-growing markets.

•	We sold our Performance Sheets corrugated packaging facility to reduce costs and improve asset utilization.

•	We sold our financial services asset-based lending operations and further repositioned our mortgage origination operations to lower cost and reduce risk.

A summary of our consolidated results follows:

	For the Year
	2006	2005	2004
	(Dollars in millions, except
	per share)

Consolidated revenues	$5,558	$4,961	$4,848
Income from continuing operations	469	176	157
Income from continuing operations, per diluted share	4.23	1.54	1.39
ROI	15.9%	8.8%	8.3%

In 2006, significant items affecting income from continuing operations included:

•	We continued to see benefits in our manufacturing operations from our initiatives to lower costs, improve asset utilization, and increase operating efficiencies.

•	We experienced improved markets for our corrugated packaging and forest products, principally gypsum wallboard and particleboard. We acquired our partner’s 50 percent interest in Standard Gypsum LP in January.

•	Charges related to facility closures, and environmental remediation at a paper mill site totaled $12 million.

•	Our newly established real estate segment recognized $14 million in gains on two sales of commercial real estate.

•	Our financial services operations continued to benefit from improved credit conditions.

•	Actions taken to lower cost in our financial services operations, associated with the elimination of our wholesale mortgage and asset-based lending operations, resulted in charges of $11 million.

•	New accounting rules increased share-based compensation expense $7 million.

•	We realized one-time cash gains of $89 million related to the settlement of tax litigation and $42 million related to the Softwood Lumber Agreement entered into between the U.S. and Canada.

In 2005, significant items affecting income from continuing operations included:

•	We continued to see benefits in our manufacturing operations from our initiatives to lower costs, improve asset utilization, and increase operating efficiencies and benefits in our financial services operations from repositioning our mortgage origination and servicing activities.

•	Charges related to facility closures were $58 million.

•	In connection with the sale of our Canadian MDF facility, we recognized a one-time tax benefit of $16 million.

•	Hurricanes Katrina and Rita adversely affected segment operating income by about $11 million due to production downtime and re-start expenses.

•	Hurricane related losses and other unusual expenses related to litigation and the early repayment of debt totaled $32 million.

In 2004, significant items affecting income from continuing operations included:

•	We began to see benefits in our manufacturing operations from our initiatives to lower costs and improve asset utilization and operating efficiencies.

•	Market demand strengthened, resulting in higher prices for most of our forest products, and prices for corrugated packaging began to improve in the second quarter of the year.

•	Charges related to facility closures were $76 million.

•	Our financial services operations benefited from improved asset quality, which resulted in a recovery of previously recorded provisions for credit losses. This improvement was partially offset by declining mortgage origination activities.

•	We recognized a one-time tax benefit of $20 million resulting from the settlement of prior years’ tax examinations.

Business Segments

We currently manage our operations through four business segments:

•	Corrugated packaging,

•	Forest products,

•	Real estate, and

•	Financial services.

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

A summary of our corrugated packaging results follows:

	For the Year
	2006	2005	2004
	(Dollars in millions)

Revenues	$2,977	$2,825	$2,736
Costs and expenses	(2,722)	(2,705)	(2,640)

Segment operating income	$255	$120	$96

Segment ROI	12.4%	5.6%	4.7%

Hurricanes Katrina and Rita adversely affected 2005 segment operating results by about $10 million principally related to mill production downtime and re-start expenses at our Bogalusa, Louisiana and Orange, Texas linerboard mills.

Fluctuations in product pricing, which includes freight and is net of discounts, and shipments are set forth below:

	Year over Year
	Increase (Decrease)
	2006	2005	2004

Corrugated packaging
Average prices	6%	2%	—
Shipments, average week	(2)%	2%	6%
Industry shipments, average week(a)	1%	1%	3%
Linerboard
Average prices	22%	(6)%	11%
Shipments, in thousand tons	46	(56)	(254)

(a)	Source: Fibre Box Association

In 2006, corrugated packaging and linerboard prices improved reflecting price increases implemented in late 2005 and in 2006. Pricing for corrugated packaging increased in 2005 reflecting price increases implemented in the second half of 2004. We are currently attempting to implement an additional price increase, which could result in an upward trend in prices in 2007.

Our corrugated packaging shipments decreased primarily due to the sale of Performance Sheets in August 2006. Linerboard sales and shipments to third parties increased slightly in 2006 due to increased mill production. Linerboard shipments and sales were down in 2005 and 2004 because more of our production was used in our converting facilities, which is consistent with our strategy to convert more of the linerboard we produce in our own converting facilities.

Costs and expenses were up one percent in 2006 compared with 2005 and up two percent in 2005 compared with 2004. Higher raw material and freight costs were partially offset by lower health care costs and cost reductions attributable to the closure of converting facilities, workforce reductions, and increased mill reliability and efficiency, which resulted in lower maintenance costs and improved raw material yield and energy usage.

Fluctuations in our significant cost and expense components included:

	Year over Year
	Increase (Decrease)
	2006	2005	2004
	(In millions)

Wood fiber	$16	$22	$(7)
Recycled fiber	(9)	(6)	27
Energy, principally natural gas	(8)	30	7
Freight	32	40	32
Depreciation	(7)	1	(8)
Health care	(3)	(16)	—
Pension and postretirement	(2)	(3)	5

The costs of our outside purchases of wood and recycled fiber, energy, and freight fluctuate based on the market prices we pay for these commodities. It is likely that these costs will continue to fluctuate in 2007. The decrease in depreciation in 2006 and 2004 was principally due to the closure of converting facilities.

Information about our converting facilities and mills follows:

	For the Year
	2006	2005	2004

Number of converting facilities (at year end)	64	65	69
Mill capacity, in million tons	3.5	3.5	3.4
Mill production, in million tons	3.6	3.4	3.3
Percent mill production used internally	91%	92%	90%
Percent of total fiber requirements sourced from recycled fiber	34%	36%	36%
Corrugating medium purchases from our Premier Boxboard Limited LLC joint venture, in thousand tons	85	68	100

Forest Products

We own or lease 1.8 million acres of strategic timberland in Texas, Louisiana, Georgia, and Alabama. We grow timber, cut the timber and convert it into products. We manufacture lumber, gypsum wallboard, particleboard, fiberboard, and medium density fiberboard (MDF). Our forest products segment revenues are principally derived from the sales of these products and, to a lesser degree, from sales of fiber and hunting, mineral, and recreational leases of our timberland. We also own a 50 percent interest in an MDF joint venture.

In January 2006, we purchased our partner’s 50 percent interest in Standard Gypsum LP, a joint venture that produced gypsum wallboard. Results of operations have been consolidated since the date of purchase.

A summary of our forest products results follows:

	For the Year
	2006	2005		2004
	Actual	Actual	Pro forma(a)	Actual
	(Dollars in millions)

Revenues	$1,237	$1,040	$1,237	$972
Costs and expenses	(925)	(821)	(986)	(776)

Segment operating income	$312	$219	$251	$196

Segment ROI	31.6%	25.8%	24.0%	21.9%

(a)	Pro forma to reflect the results of operations from Standard Gypsum LP as if the acquisition occurred at the beginning of 2005.

Fluctuation in product pricing, which includes freight and is net of discounts, and shipments are set forth below:

	Year over Year
	Increase (Decrease)
	2006	2005	2004

Lumber:
Average prices	(16)%	5%	22%
Shipments	7%	1%	1%
Gypsum wallboard:
Average prices	26%	16%	24%
Shipments	132%	12%	19%
Particleboard:
Average prices	15%	(1)%	28%
Shipments	(5)%	8%	(1)%
MDF:
Average prices	5%	(1)%	7%
Shipments	(30)%	(20)%	11%

Pricing for gypsum wallboard, particleboard, and MDF improved compared with 2005. However, pricing for lumber was down and demand and pricing for all products moderated in the last half of 2006 due to declines in the housing industry. It is likely that this trend will continue in 2007.

Gypsum wallboard shipments for 2006 were positively impacted by the acquisition of Standard Gypsum LP in January 2006. On a pro forma basis, to reflect the acquisition of Standard Gypsum, shipments were down three percent compared with 2005.

Comparisons of MDF are affected by the sale of our Pembroke MDF facility in second quarter 2005.

Segment operating income also includes:

	For the Year
	2006	2005	2004
	(In millions)

Our share of gypsum wallboard (in 2005 and 2004) and MDF joint venture operating income	$3	$28	$21
Mineral and hunting lease income	45	31	21
Gain on sale of about 4,500 acres of conservation timberland	—	8	—
Gain on sale of about 7,000 acres to an affiliated real estate joint venture	—	6	—

The operating results from the joint ventures generally fluctuate in relation to the price and shipment changes noted above. Mineral income is generally derived from leases and royalty interests and fluctuates based on changes in the market prices for energy. It is likely prices will continue to fluctuate in 2007.

In 2005, we sold about 7,000 acres of timber and timberland to a joint venture in which our real estate segment owns 50 percent and an unrelated public company owns the other 50 percent. This acreage was sold pursuant to the terms of a long-standing option agreement, which was about to expire. The joint venture intends to hold the land for future development and sale. We recognized about half of the $10 million gain in income in 2005 and anticipate recognizing the remainder in the future as this land is sold.

Costs and expenses were up 13 percent in 2006 compared with 2005 and up six percent in 2005 compared with 2004. The increase in cost in 2006 is primarily attributable to the acquisition of Standard Gypsum LP in January 2006, partially offset by lower wood fiber costs and cost reductions attributable to the sale of our Pembroke MDF facility in June 2005.

Fluctuations in our significant cost and expense components included:

	Year over Year
	Increase (Decrease)
	2006	2005	2004
	(In millions)

Wood fiber	$(12)	$19	$22
Energy, principally natural gas	16	13	4
Freight	26	11	9
Chemicals	(1)	14	3
Depreciation	11	(5)	(9)
Health care	(1)	(6)	1
Pension and postretirement	(3)	2	(1)

Our goal is to increase use of wood fiber from our timberlands and reduce our reliance on outside purchases. The cost of our outside purchases of fiber, energy, freight, and chemicals fluctuates based on the market prices we pay for these commodities. It is likely that these costs will continue to fluctuate in 2007.

Information about our timber harvest and converting and manufacturing facilities follows:

	For the Year
	2006	2005	2004

Timber harvest, in million tons:
Sawtimber	2.6	2.4	2.5
Pulpwood	3.4	3.3	3.4

Total	6.0	5.7	5.9

Number of converting and manufacturing facilities (at year end)	17	17	18
Average operating rates for all product lines excluding sold or closed facilities:
High	106%	102%	95%
Low	86%	91%	85%
Gypsum facing paper purchases from our Premier Boxboard Limited LLC joint venture, in thousand tons	68	71	22
Percent of gypsum facing paper supplied by our Premier Boxboard Limited LLC joint venture	76%	77%	53%

As a result of Hurricane Rita, we recorded a $7 million loss due to damage to our timberlands in 2005, which is not included in segment operating income. It is unlikely that this damage will significantly affect the long-term value of our timberlands.

Real Estate

We entitle and develop real estate that we own directly or participate in through ventures. Currently, we have projects in eight states and 12 markets encompassing about 237,000 acres, including 196,000 acres of high-value lands located in Georgia, principally near Atlanta, and in Texas. We create the infrastructure and secure entitlements on these lands for single-family residential, commercial, mixed-use, and multi-family housing site development. Our real estate segment revenues are principally derived from the sale of developed and undeveloped real estate and to a lesser degree, from the sale of timber and operations of commercial income producing properties.

A summary of our real estate results follows:

	For the Year
	2006	2005	2004
	(Dollars in millions)

Revenues	$175	$113	$152
Costs and expenses	(132)	(85)	(125)
Our share of real estate ventures’ income	19	16	9

Segment operating income	$62	$44	$36

Segment ROI	15.1%	11.8%	9.5%

Beginning in 2006, we eliminated our historic one-month lag in accounting for our investment in our two largest real estate ventures as financial information became more readily available. The one-time effect of eliminating this one-month lag was to increase our equity in earnings in 2006 by about $1 million.

Revenue consists of:

	For the Year
	2006	2005	2004
	(Dollars in millions)

Residential real estate	$69	$52	$47
Lots sold	1,455	1,127	1,026
Commercial real estate	$49	$12	$13
Acres sold	215	156	32
Land held for investment or future development	$27	$23	$21
Acres sold	3,441	3,067	2,919
Income producing properties, timber, and other	$30	$26	$71
Total revenues	$175	$113	$152

Residential real estate revenues in 2006 and 2005 improved due to the continued strength in the housing markets in which we operate. While housing demand in many of these markets may outpace national averages, we expect these markets will experience downward pressure throughout 2007.

Commercial real estate revenue in 2006 included $39 million from two sales aggregating 131 acres on which we recognized gains of $14 million.

The high level of income producing properties, timber, and other revenue in 2004 was primarily related to the sale of multifamily housing developments.

Information about our real estate projects and our real estate ventures follows:

	Year-End
	2006
Owned and consolidated ventures:
Entitled, developed, and under development land
Number of projects	40
Residential lots remaining	15,380
Commercial acres remaining	958
Land held for investment or future development
Number of projects	21
Acres in entitlement process	25,850
Acres undeveloped	189,450
Ventures accounted for using the equity method:
Ventures’ lot sales (for the year)
Lots sold	1,828	(a)
Revenue per lot sold	$53,213
Ventures’ entitled, developed, and under development land
Number of projects	23
Residential lots remaining	10,816
Commercial acres remaining	675
Ventures’ land held for investment or future development, in acres	6,384	(b)

(a)	The previously discussed elimination of the one month reporting lag resulted in a one-time increase in the number of lots sold of 122 lots.

(b)	Sales in 2006 totaled 211 acres.

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

In our loan portfolio, we emphasize products in targeted but geographically diverse markets with collateral and rate characteristics that we have significant experience managing and principally invest in assets with adjustable rates or that reprice in three to five years. Our deposit gathering activities are focused in two primary markets, Texas and California, both of which offer substantial opportunity for cost-effective growth. We expanded our branch network in both states in 2006 by opening five new branches, and we anticipate opening five additional branches in 2007.

Targeting the markets and products in which we participate and avoiding complex financial instruments allows us to limit our infrastructure costs. We, however, incur substantial costs to operate in a regulated environment and comply with the extensive laws and regulations to which Guaranty is subject.

A summary of our financial services results follows:

	For the Year
	2006	2005	2004
	(Dollars in millions)

Net interest income	$412	$396	$406
Segment operating income(a)	222	201	195
Segment ROI	21.8%	21.7%	20.8%

(a)	Segment operating income excludes shared-based compensation and charges related to asset impairments and severance reported in financial services’ summarized financial statements.

Net Interest Income and Earning Assets and Deposits

Our net interest income is the interest we earn on loans, securities, and other interest-earning assets, minus the interest we pay for deposits and borrowings and dividends we pay on preferred stock issued by subsidiaries. Our net interest margin is the average yield on our earning assets, calculated by dividing net interest income by our average earning assets for the period. Net interest margin is principally influenced by the relative rates of our interest-earning assets and interest-bearing liabilities and the amount of noninterest-bearing deposits, other liabilities, and equity used to fund our assets.

Information concerning our net interest margin follows:

	For the Year
	2006		2005		2004
	Average	Yield/	Average	Yield/	Average	Yield/
	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in millions)

Earning assets	$15,986	6.24%	$15,339	5.22%	$15,886	4.52%
Interest-bearing liabilities	14,806	(3.95)%	14,271	(2.83)%	14,996	(2.08)%
Impact of noninterest-bearing funds		0.29%		0.19%		0.11%

Net interest margin		2.58%		2.58%		2.55%

In general, we position our balance sheet to minimize interest rate sensitivity thereby producing a relatively consistent net interest margin. As we are currently positioned, if interest rates remain relatively stable, it is likely that our net interest margin will remain near its current level. However, if interest rates change significantly our net interest margin may decline. Please read Item 7A. Quantitative and Qualitative Disclosure About Market Risk for further information.

Our net interest margin in 2006 was unchanged from 2005. The spread between the interest earned on our earning assets and interest paid on interest-bearing liabilities decreased principally due to a higher concentration of mortgage-backed securities in our portfolio of earning assets. This decrease was offset by a higher spread between our earning assets and our noninterest-bearing funds as a result of increases in market rates. In 2004 and 2005, our net interest margin expanded somewhat, as interest rates rose, because the earning rates on our assets increased more than the average rate we paid for funding.

The following table summarizes the composition of our earning assets and deposits:

	At Year-End
	2006	2005
	(Dollars in millions)

Residential housing assets:
Loans held for sale	$23	$280
Loans	6,170	7,003
Securities	5,644	6,512

	11,837	13,795
Other earning assets	3,699	3,186

Total earning assets	$15,536	$16,981

Residential housing assets as a percentage of earning assets	76%	81%
Noninterest-bearing deposit accounts	$845	$803
Interest-bearing deposit accounts	3,634	3,639
Certificates of deposit	5,007	4,759

Total deposits	$9,486	$9,201

Residential housing assets declined in 2006 due to payments on single-family mortgage loans and securities exceeding new single-family mortgage loan production and securities purchases. New loan production was limited in 2006 because we eliminated our wholesale mortgage production network in the first quarter. We are developing the capacity to begin acquiring mortgage loans from some of our correspondent mortgage warehouse borrowers. However, we do not expect our correspondent lending activities to result in significant acquisitions of loans until late second quarter 2007. The correspondent mortgage business is very competitive and the current interest rate environment is not generally conducive to significant production of adjustable-rate mortgages, which we generally hold. As a result, we expect our single-family mortgage loans to continue to decline throughout 2007. Additionally, we expect our mortgage-backed securities to continue to decrease if current market pricing for securities does not improve.

The decline in residential housing assets was partially offset by an increase in other earning assets, principally commercial real estate loans, which increased $469 million, and energy loans, which increased $361 million. The increase in commercial real estate and energy loans is due to our success in recent months in increasing new commercial loan commitments. We anticipate that our commercial loans will begin to increase in 2007 as borrowers draw against approved loan commitments to fund construction and other activities. In addition, in 2006, we sold our asset-based lending operation which decreased other earning assets by $290 million.

We expect the growth in other earning assets to partially offset the decreases in residential housing assets. It is likely that our earning assets will decline in 2007 and that residential housing assets as a percentage of earning assets will continue to decline.

A portion of our residential housing loans consists of adjustable-rate mortgages that have various monthly payment options (Option ARMs). These loans generally include the ability to select from fully amortizing payments, interest-only payments, and payments less than the interest accrual rate, which can result in negative amortization increasing the principal amount of the loan. Negative amortization is subject to various limitations, typically including a 110 percent maximum principal balance as a percent of original principal balance, which limits the maximum loan-to-value ratio (LTV) that can be reached. We underwrite borrowers on Option ARMs at fully amortizing payment amounts, and the maximum principal balance limitation restricts negative amortization to 88 percent LTV. At year-end 2006, residential housing loans include $677 million of Option ARMs. We recognized $11 million in 2006 in interest income on loans from borrowers that elected negative amortization payment options, $4 million in 2005, and an insignificant amount in 2004.

Additionally, the mortgage-backed securities we purchased in 2006 and 2005 and a portion of the securities we purchased in previous years have Option ARMs as the underlying assets. The outstanding principal balance of these securities at year-end 2006 was $3.4 billion. Of these securities, $581 million were issued by U.S. Government Sponsored Enterprises (FNMA, FHLMC) and $2.8 billion are senior tranches issued by non-agency institutions. All of the securities bear AAA ratings from nationally recognized securities rating organizations.

In second half 2006, the federal banking regulators, including the Office of Thrift Supervision (OTS), which supervises Guaranty, published guidance on Option ARM and commercial real estate lending. The guidance outlines various underwriting and risk management activities appropriate for participating in these lending activities. We anticipate some changes to our Option ARM product offerings and risk management processes as a result of the guidance, but do not believe these changes will be significant.

Asset Quality and Allowance for Credit Losses

Various asset quality measures we monitor are:

	At Year-End
	2006	2005	2004
	(Dollars in millions)

Non-performing loans	$26	$35	$50
Restructured operating lease assets	—	—	37
Foreclosed real estate	5	2	4

Non-performing assets	$31	$37	$91

Non-performing loans as a percentage of total loans	0.27%	0.35%	0.51%
Non-performing assets ratio	0.32%	0.37%	0.93%
Allowance for loan losses as a percentage of non-performing loans	253%	213%	170%
Allowance for loan losses as a percentage of total loans	0.68%	0.75%	0.88%
Net charge-offs as a percentage of average loans outstanding	0.10%	0.21%	0.07%

We recognized $3 million in 2006 in interest income as a result of payoffs received on loans where we had previously applied interest payments received to the carrying amount of the loan, $4 million in 2005 and $6 million in 2004.

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

Considerations that influence our judgments regarding the adequacy of the allowance for loan losses and the amounts charged to expense include:

•	economic market conditions affecting borrower liquidity and collateral values for impaired loans,

•	risk characteristics for groups of loans that are not considered individually impaired but we believe have probable potential losses,

•	risk characteristics for homogeneous pools of loans, and

•	other risk factors that we believe are not apparent in historical information.

The following table summarizes changes in the allowance for credit losses:

	For the Year
	2006	2005	2004
	(In millions)

Balance at beginning of year	$81	$92	$111
Provision (credit) for credit losses	1	10	(12)
Net charge-offs	(10)	(21)	(7)

Balance at year-end	$72	$81	$92

Allowance for credit losses:
Loan	$65	$74	$85
Commitment-related	7	7	7

Combined allowance for credit losses	$72	$81	$92

We charged off $18 million of loans in 2006, including $14 million related to our asset-based lending operation. The asset-based lending charge-offs were principally related to a loan to a chemical producer and direct financing leases to an automobile parts manufacturer. We also recognized recoveries of $8 million, including $5 million related to our asset-based lending operation.

We charged off $23 million of loans in 2005, including $11 million of commercial and business loans and $9 million related to our asset-based lending operation, and incurred $3 million in commitment-related credit losses. We also recognized recoveries of $5 million.

We charged off $15 million of loans in 2004, including $9 million of real estate loans. We also recognized recoveries of $8 million, including $5 million related to our asset-based lending operation.

In 2003, we restructured two leveraged direct financing leases on cargo aircraft in which we are the lessor, and reclassified the leases as operating leases. The net carrying value of the aircraft was $26 million at year-end 2006, and we anticipate the carrying value will be $11 million at the end of the lease terms in 2009. The lessee has made all lease payments in accordance with the restructured terms.

Virtually all of our commercial real estate loans are collateralized and performing in accordance with contractual terms. Although the current real estate environment is relatively strong, at times it is necessary for us to extend a loan while a property leases up. We typically require loans to be current on all interest and other contractual payments and generally require substantial third-party guarantees or other credit support to grant such extensions. It is possible that we will have to foreclose on additional commercial real estate loans in the future.

While the sale of our asset-based lending portfolio reduced our overall credit risk, we have experienced growth in our other earning assets, principally commercial real estate and energy loans and it is likely that this growth will continue. In addition, there is some uncertainty about continued strength in the housing industry. Our non-performing loans at year-end 2006 do not include a $45 million loan to a homebuilder that had characteristics indicating potential credit problems that could result in the loan being classified as non-performing in the future.

The quality of our earning assets continues to reflect the strong stage of the credit cycle, although there is some uncertainty as to how long this stage will last. Changes in credit quality are difficult to predict, however, it is likely we will recognize higher levels of provisions for credit losses in future periods.

Information about the geographic distribution and original LTV of our single-family mortgage loans follows:

	At Year-End
	2006	2005
	(Dollars in millions)

California	$1,262	$1,730
Texas	239	303
Florida	138	154
All other states	684	925

	$2,323	$3,112

Weighted average original LTV	72%	73%

We have received very few notices from borrowers in areas affected by the 2005 hurricanes regarding property damage or the borrower’s ability to pay. We have not incurred, and do not anticipate, any significant loan losses as a result of these hurricanes.

Noninterest Income and Noninterest Expense

Fluctuations in our noninterest income and expense components included:

	Year over Year
	Increase (Decrease)
	2006	2005	2004
	(In millions)

Noninterest income:
Loan origination and sale of loans	$(20)	$(118)	$(128)
Amortization and impairment of servicing rights	—	(40)	(19)
Noninterest expense:
Compensation and benefits	(1)	(86)	(58)

The decrease in loan origination and sale of loans in 2006 was due to the elimination of our wholesale mortgage origination network. The decrease in 2005 was due to the repositioning of our mortgage origination activities and sale of our third-party mortgage servicing in late 2004. As a result of these repositionings, we do not anticipate significant single-family mortgage loan originations or sales until our correspondent operations are in place.

A significant portion of our compensation expense in 2005 and 2004 was related to our mortgage loan origination activity and was variable with origination volume. The decrease in 2005 was principally a result of the repositioning of our mortgage activities. The decrease in 2004 was principally related to changes in mortgage loan origination volume.

In 2005, we began a program to expand our banking center network by constructing new retail bank branches in key markets. In future years, these new branches will provide us with additional deposit funding, including noninterest-bearing deposits, and will increase our noninterest income, but will also increase our noninterest expense as a result of additional compensation and depreciation expense. In 2006, we opened five new branches and in 2005, we opened six new branches. At year-end 2006 we had two new branches under construction and plans for an additional three new branches in 2007.

Information about our mortgage loan origination activities follows:

	For the Year
	2006	2005	2004
	(In millions)

Loans originated and retained	$182	$855	$1,617
Loans originated for sale to third parties	215	1,815	5,227

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

The change in general and administrative expenses was principally due to an increase in incentive compensation in 2006, an increase in incentive compensation and supply chain initiatives in 2005, and $3 million in expenses related to our assessment of internal controls over financial reporting mandated by the Sarbanes-Oxley Act in 2004.

The change in share-based compensation in 2006 was due to an increase in our share price and the implementation of the new share-based compensation accounting pronouncement related to awards granted to retirement eligible employees. Share-based compensation for financial services is included in financial services summarized financial statements in 2006 but is excluded from financial services segment operating income. Please read Notes 1 and 6 to the Consolidated Financial Statements for further information.

In third quarter 2006, the U.S. and Canada entered into the Softwood Lumber Agreement. The agreement essentially provides for the Canadian government to impose a sliding export charge that increases as lumber prices decline. A portion of duties previously collected by the U.S. government has been returned to domestic lumber producers. In fourth quarter 2006, we received $42 million from this distribution, which is included in other operating income.

Other operating income (expense) not allocated to business segments also includes costs associated with the closure of production and converting facilities and sales of non-strategic assets, environmental remediation at a paper mill site, the cost of repositioning our mortgage origination and servicing activities and charges related to the sale of our asset-based lending portfolio in our financial services segment, charges related to litigation, costs associated with the Gulf Coast hurricanes in 2005, and the consolidation of administrative functions in 2004. Please read Note G to the Parent Company Summarized Financial Statements and Note L to the Financial Services Summarized Financial Statements and Item 3. Legal Proceedings for additional information.

The actions to close facilities, consolidate administrative functions, and reposition our mortgage origination and servicing activities, and sale of our asset-based lending operations were taken to lower costs, improve operating effectiveness, increase asset utilization, and as it relates to the mortgage origination and servicing activities and asset-based lending, to reduce our exposure to changing market conditions. We have seen the benefits of these actions over the past three years. We will continue our efforts to enhance return on investment by lowering costs, improving operating efficiencies, and increasing asset utilization. As a result, we will continue to review operations that are unable to meet return objectives and determine appropriate courses of action, including possibly consolidating and closing converting facilities and selling under-performing assets.

Other non-operating income (expense) principally consists of: in 2006, a one-time gain, after legal fees, of $89 million related to the settlement of tax litigation, in 2006 and 2005 interest income and other costs associated with debt tender offers, call premiums and write-offs of unamortized financing fees related to refinancing of borrowings, and in 2004 early repayments of borrowings.

The change in parent company interest expense was due to a change in the mix of our long-term debt and higher levels of debt in 2006, principally due to the acquisition of our partner’s 50 percent interest in Standard Gypsum LP. At year-end 2006, we had $1.4 billion of debt with fixed interest rates that averaged 7.02 percent and $0.2 billion of debt with variable interest rates that averaged 5.88 percent. This compares with $1.5 billion of debt with fixed interest rates that averaged 7.01 percent and $0.1 billion of debt with variable interest rates that averaged 4.67 percent at year-end 2005.

Income Taxes

Our effective tax rate, which is income tax as a percentage of income from continuing operations before taxes, was 31 percent in 2006, 33 percent in 2005, and 31 percent in 2004. These rates reflect one-time benefits of four percent resulting from settlement of tax litigation with the U.S. Government, and one percent related to the new State of Texas tax legislation in 2006; six percent resulting from the sale of a foreign subsidiary in 2005; and eight percent resulting from the resolution of tax examinations and claims in 2004.

In 2006 the Internal Revenue Service concluded its examination of our tax returns for the years 2001 through 2003, and we resolved several state income tax examinations. The resolution of these examinations did not have a significant effect on our financial statements.

Our effective tax rate in 2006 was impacted by one-time tax benefits resulting from the settlement of tax litigation and the new State of Texas tax legislation. We anticipate that our effective tax rate in 2007 will approximate 38 percent.

Average Shares Outstanding

The change in average shares outstanding was principally due to repurchases of common stock and exercise of employee stock options in 2006 and 2005, and the settlement of the Upper DECSSM equity purchase contracts in 2005. The change in average diluted shares outstanding was principally due to the above factors and the dilutive effect of employee stock options resulting from the increase in the market price of our common stock in 2006 and 2005.

Capital Resources and Liquidity for the Year 2006

We separately discuss our capital resources and liquidity for Temple-Inland and our manufacturing and real estate subsidiaries, which we refer to as the parent company, and our financial services subsidiaries to provide a clearer presentation of our different businesses and because almost all of the net assets invested in financial services are subject to regulatory rules and regulations including restrictions on the payment of dividends to the parent company.

Sources and Uses of Cash

Consolidated cash from operations was $963 million in 2006, $662 million in 2005, and $489 million in 2004. Consolidated cash from operations represents the sum of parent company and financial services cash from operations, less the dividends from financial services and other intercompany amounts, which are eliminated upon consolidation. Dividends received from financial services were $135 million in 2006, $25 million in 2005, and $100 million in 2004.

Parent Company Sources and Uses of Cash

	For the Year
	2006	2005	2004
	(In millions)

We received cash from:
Operations	$462	$407	$438
Dividends from financial services(a)	135	25	100
Tax litigation settlement, net	89	—	—
Softwood Lumber Agreement payments	42	—	—
Real estate development expenditures, net of non-cash cost of sales	(58)	(12)	(17)
Working capital changes	14	(12)	(111)

From operations	684	408	410
Sale of assets and other	71	41	54
Exercise of options and, in 2006, related tax benefits, and in 2005 the settlement of equity purchase contracts	57	393	62
Borrowings, net	—	19	—

Total sources	812	861	526

We used cash to:
Reduce borrowings, net	(20)	—	(194)
Return to shareholders through
Dividends	(108)	(102)	(136)
Repurchase of common stock	(318)	(527)	—
Reinvest in the business through
Capital expenditures	(208)	(222)	(221)
Acquisition, joint ventures, and other	(133)	(19)	(13)

Total uses	(787)	(870)	(564)

Change in cash and cash equivalents	$25	$(9)	$(38)

(a)	Dividends we receive from financial services are eliminated in the consolidated statements of cash flows.

We operate in cyclical industries and our operating cash flows vary accordingly. Our principal operating cash requirements are for compensation, wood and recycled fiber, energy, interest, and taxes. Over the last three years, we experienced improved pricing and shipments for most of our products. Sources and uses of cash from our discontinued operations, which is principally derived from operating activities, was not significant. The dividends we receive from financial services are dependent on its level of earnings and capital needs and are subject to regulatory approval and restrictions.

Working capital is subject to cyclical operating needs, the timing of collection of receivables and the payment of payables and expenses and, to a lesser extent, to seasonal fluctuations in our operations. In addition, operating cash flows are affected by the timing of the payment of real estate development expenditures and the collection of proceeds from the eventual sale of the real estate.

We issued 1,736,335 net shares of common stock in 2006; 1,833,688 net shares in 2005; and 2,359,568 net shares in 2004 to employees exercising options. In addition, in 2005, we issued 10,875,739 shares of our common stock and received $345 million in cash in conjunction with the final settlement of our Upper DECSsm equity purchase contracts.

We paid cash dividends to shareholders of $1.00 per share in 2006, $0.90 per share in 2005, and $1.22 per share in 2004 (including a $0.50 per share special dividend in December 2004). On February 2, 2007, our Board of Directors increased the regular quarterly dividend to $0.28 per share ($1.12 per share on an annual basis).

Since February 2005 through year-end 2006, our Board of Directors approved repurchase programs aggregating 24.0 million shares. As of year-end 2006, we had repurchased 22.4 million shares under these programs including 7.9 million shares in 2006 for $333 million, $24 million of which was included in other current liabilities and was settled after year-end. The repurchased shares were added to treasury shares at an average price of $42.45 per share in 2006. As of year-end 2006, there are 1.6 million shares remaining to be purchased under an August 2006 repurchase program. On February 2, 2007, our Board of Directors authorized an additional repurchase program of up to 5 million shares.

Capital expenditures and timberland reforestation and acquisitions were 91 percent of depreciation and amortization in 2006, 100 percent in 2005, and 98 percent in 2004. Most of the 2006 expenditures relate to initiatives to increase reliability and efficiency at our linerboard mills. Capital expenditures and timberland reforestation and acquisitions are expected to approximate $225 million in 2007, or about 110 percent of expected 2007 depreciation and amortization.

In January 2006, we used $150 million of our credit facilities to fund the purchase of the remaining 50 percent interest in Standard Gypsum LP. Following the purchase we paid off $56 million of the venture’s long-term debt, of which $28 million was related to the purchased interest. In 2005, market conditions provided the opportunity to lengthen our debt maturity profile in a cost effective manner. As a result, we issued $250 million of debt due in 2016 and $250 million of debt due in 2018. The proceeds were used to refinance debt due in 2006 and 2007. In 2004, we used portions of our available funds to retire higher interest rate debt and long-term timber rights purchase obligations.

Financial Services Sources and Uses of Cash

	For the Year
	2006	2005	2004
	(In millions)

We received cash from:
Operations	$175	$187	$151
Changes in loans held for sale and other	242	88	28

From operations	417	275	179
Net repayments on loans and securities	736	—	495
Sale of asset-based operations	302	—	—
Redemption of Federal Home Loan Bank stock	52	—	—
Increase in deposits and borrowings	—	1,626	—
Collection of mortgage servicing rights sale receivables	—	46	14

Total sources	1,507	1,947	688

We used cash to:
Pay dividends to the parent company(a)	(135)	(25)	(100)
Fund decreases in deposits and borrowings	(1,389)	—	(704)
Fund loans and securities, net	—	(1,756)	—
Reinvest in the business through capital expenditures, acquisitions, and other	(42)	(85)	127

Total uses	(1,566)	(1,866)	(677)

Change in cash and cash equivalents	$(59)	$81	$11

(a)	Dividends we pay to the parent company are eliminated in the consolidated statements of cash flows.

Our principal operating cash requirements are for compensation, interest, and taxes. Changes in loans held for sale are subject to the timing of the origination and subsequent sale of the loans and the level of refinancing activity. As a result of the correspondent lending activities that we anticipate in 2007, it is likely that we will use cash flow to acquire loans held for sale during the first several months of those operations, which we would expect to fund with Federal Home Loan Bank borrowings.

The changes in deposits and borrowings and the amounts invested in loans and securities generally move in tandem because we use deposits and borrowings to fund our investments. Fluctuations over the last several years are principally due to changes in the volume of refinancing activities as well as the level of suitable commercial lending and securities purchase opportunities. We anticipate commercial loan growth throughout 2007. However, we expect this growth will be more than offset by repayments of single-family mortgage loans and mortgage-backed securities.

Dividends we pay to the parent company were substantially more in 2006 than in 2005 due to lower requirements for regulatory capital resulting from the sale of our asset-based lending operations and the reduction in assets. The anticipated commercial loan growth in 2007 will require us to retain a portion of financial services earnings. Therefore we do not anticipate dividends to the parent company to be as high in 2007 as in 2006.

Liquidity and Contractual Obligations

Almost all of the net assets invested in financial services are subject to regulatory rules and restrictions including restrictions on the payment of dividends to the parent company. As a result, all consolidated assets are not available to satisfy all consolidated liabilities. To provide a clearer understanding of our different businesses, we discuss our contractual obligations for the parent company and financial services separately. At year-end 2006 our consolidated contractual obligations separated between the parent company and financial services consist of:

	Payments Due or Expiring by Year
	Total	2007	2008-9	2010-11	Thereafter
	(In millions)

Parent Company
Long-term debt (including current maturities)(a)	$1,647	$74	$531	$23	$1,019
Principal portion of capital lease obligations(a)	188	—	—	—	188
Less, related municipal bonds we own(a)	(188)	—	—	—	(188)
Contractual interest payments on fixed rate long-term debt and capital lease obligations, net of interest on related municipal bonds we own	615	102	177	148	188
Operating leases	262	38	61	43	120
Purchase obligations	171	48	57	55	11
Other long-term liabilities(a)	25	1	19	—	5

Total parent company	$2,720	$263	$845	$269	$1,343

Financial Services
Transaction and savings deposit accounts(a)	$4,479	$4,479	$—	$—	$—
Certificates of deposit(a)	5,007	4,424	488	94	1
Federal Home Loan Bank borrowings, repurchase agreements, and other borrowings(a)	5,177	4,727	349	—	101
Subordinated notes payable to trust(a)	142	—	—	—	142
Preferred stock issued by subsidiaries(a)	305	305	—	—	—
Contractual interest payments	528	141	86	51	250
Operating leases	49	9	16	13	11

Total financial services	$15,687	$14,085	$939	$158	$505

Total consolidated	$18,407	$14,348	$1,784	$427	$1,848

(a)	Denotes items included in our balance sheet.

Parent Company Liquidity and Contractual Obligations

Our sources of short-term funding are our operating cash flows, dividends received from financial services, and borrowings under our credit agreements and accounts receivable securitization facility. Our contractual obligations due in 2007 will likely be repaid from our operating cash flow or from our unused borrowing capacity. At year-end 2006, we had $903 million in unused borrowing capacity under our committed credit agreements and accounts receivable securitization facility:

		Accounts
	Committed	Receivable
	Credit	Securitization
	Agreements	Facility	Total
	(In millions)

Committed	$850	$235	$1,085
Less: borrowings and commitments	(18)	(164)	(182)

Unused borrowing capacity at year-end 2006	$832	$71	$903

Our committed credit agreements include a $750 million revolving credit facility that expires in 2011. The remainder of the committed agreements expire in 2008 and 2010.

Our accounts receivable securitization facility expires in 2009. Under this facility, a wholly-owned subsidiary purchases, on an on-going basis, substantially all of our trade receivables. As we need funds, the subsidiary draws under its revolving credit agreement, pledges the trade receivables as collateral, and remits the proceeds to us. In the event of liquidation of the subsidiary, its creditors would be entitled to satisfy their claims from the subsidiary’s pledged receivables prior to distributions back to us. We included this subsidiary in our parent company and consolidated financial statements.

Our credit agreements and accounts receivable securitization facility contain terms, conditions and financial covenants customary for such agreements including minimum levels of interest coverage and limitations on leverage. At year-end 2006, we complied with these terms, conditions, and financial covenants. None of the agreements are restricted as to availability based on our long-term debt ratings.

On February 2, 2007, our Board of Directors increased the quarterly dividend rate to $0.28 per share from $0.25 per share.

In the 1990s, we entered into two sale-lease back transactions of production facilities with municipalities. We entered into these transactions to mitigate property and similar taxes associated with these facilities. The municipalities purchased these facilities from us for $188 million, our carrying value, and we leased the facilities back from the municipalities under lease agreements, which expire in 2022 and 2025. Concurrently, we purchased $188 million of interest-bearing bonds issued by these municipalities. The bond terms are identical to the lease terms, are secured by payments under the capital lease obligations, and the municipalities are obligated only to the extent the underlying lease payments are made by us. The interest rate implicit in the leases is the same as the interest rate on the bonds. As a result, the present value of the capital lease obligations is $188 million, the same as the principal amount of the bonds. Since there is no legal right of offset, the $188 million of bonds are included in other assets and the $188 million present value of the capital lease obligations are included in other long-term liabilities. There is no net effect from these transactions as we are in substance both the obligor on, and the holder of, the bonds.

Operating leases represent pre-tax obligations and include $157 million for the lease of particleboard and MDF facilities in Mt. Jewett, Pennsylvania, which expire in 2019. The rest of our operating lease obligations are for timberland, facilities, and equipment.

Purchase obligations are pre-tax, market priced obligations principally for gypsum and timber used in our manufacturing and converting processes and for major committed capital expenditures.

We have other long-term liabilities, principally liabilities for pension and postretirement benefits and deferred income taxes that are not included in the table because they do not have scheduled maturities.

At year-end 2006, the liability for pension benefits was $231 million and the liability for postretirement benefits was $135 million. We expect to make voluntary, discretionary contributions to our defined benefit pension plan of $60 million in 2007. We also estimate that we will be required to contribute about $15 million per year over the next five years to fund payments to participants of our supplemental defined benefit plan and health care claims to be paid for participants in our postretirement benefits plan. Please read Pension, Postretirement Medical and Health Care Matters for additional information.

At year-end 2006, our deferred income tax liability was $174 million. We do not expect any significant changes in our deferred tax liability in 2007. In 2006, we used all of our alternative minimum tax credit carryforwards. As a result, beginning in 2007, we will pay federal income taxes at a 35 percent rate as compared with the 20 percent rate we have paid for a number of years.

We have interest rate derivative instruments outstanding at year-end 2006. These interest rate instruments expire in 2008. They are non-exchange traded and are valued using either third-party resources or models. At year-end 2006, the aggregate fair value of our interest rate instruments was a $1 million liability.

Financial Services Liquidity and Contractual Obligations

Our sources of short-term funding are our operating cash flows, new deposits, borrowings under our existing agreements and, if necessary, sales of assets. Assets that can be readily converted to cash, or against which we can readily borrow, include short-term investments, loans, mortgage loans held for sale, and securities. At year-end 2006, we had available liquidity of $3.7 billion. Our contractual obligations due in 2007 will likely be repaid from operating cash flow, retention of deposits, and available liquidity.

Our transaction and savings deposit accounts are shown as maturing in 2007. These accounts do not have a contractual maturity, but rather, are due on demand. Most of the certificates of deposit that mature in 2007 are short-term (one year or less) and a high percentage of the depositors have historically renewed at maturity, although they have no contractual obligation to do so.

Loans and securities aggregating $7.9 billion are pledged as collateral on FHLB borrowings. Based upon this collateral, we have the ability to borrow an additional $2.8 billion from the FHLB, which is included in our available liquidity.

Operating lease obligations are principally for facilities and equipment.

It is likely we will redeem, in 2007, the $305 million of preferred stock issued by subsidiaries. Proceeds for the redemption will be raised through the issuance of $305 million of trust-preferred securities by a trust we formed in 2006 that will lend the proceeds to us in the form of subordinated notes. We will use other liquidity sources for any interim financing that may be necessary to complete the redemption of the preferred stock issued by subsidiaries before we have raised $305 million through borrowings from the trust. In 2006, financial services borrowed $142 million from the trust. These borrowings have a 30-year term and are callable by us after five years. Please read Note I to the Financial Services Summarized Financial Statements for further information.

Off-Balance Sheet Arrangements

Parent Company

From time to time, we enter into off balance sheet arrangements to facilitate our operating activities. At year-end 2006, our off-balance sheet unfunded arrangements, excluding contractual interest payments, operating leases, and purchase and other obligations included in the table of contractual obligations, consisted of:

	Expiring by Year
	Total	2007	2008-9	2010-11	Thereafter
	(In millions)

Joint venture guarantees	$73	$15	$8	$50	$0
Performance bonds and recourse obligations	84	72	6	2	4

	$157	$87	$14	$52	$4

We participate in two joint ventures engaged in manufacturing and selling paper and forest products. Our partner in each of these ventures is a publicly-held company unrelated to us. At year-end 2006, these ventures had $90 million in long-term debt and $6 million of debt included in current maturities, along with various letters of credit. We guaranteed $73 million of the joint ventures’ debt service obligations and letters of credit.

Our joint venture partners also provided guarantees and letters of credit. Generally we would be called upon to fund the guarantees due to the lack of specific performance by the joint ventures, such as non-payment of debt.

Performance bonds and recourse obligations are primarily for workers’ compensation and general liability claims and real estate development activities.

Preferred stock of $305 million issued by two subsidiaries of Guaranty is automatically exchanged into preferred stock of Guaranty upon the occurrence of certain regulatory events or administrative actions. If such exchange occurs, certain shares are automatically surrendered to us in exchange for our senior notes and certain shares, at our option, are either exchanged for our senior notes or are purchased by us.

Financial Services

In the normal course of business, we enter into off-balance sheet arrangements, such as commitments to extend credit for loans, leases, and letters of credit. These commitments carry substantially the same risk as loans. We generally require collateral upon funding of these commitments, and the funded loans generally increase our liquidity by increasing our borrowing capacity. These commitments normally include provisions allowing us to exit the commitment under certain circumstances. At year-end 2006, our off-balance sheet unfunded arrangements, excluding contractual interest and operating leases included in the table of contractual obligations, consisted of:

	Expiring by Year
	Total	2007	2008-9	2010-11	Thereafter
	(In millions)

Single-family mortgage loans	$91	$91	$—	$—	$—
Unused lines of credit	2,109	224	841	954	90
Unfunded portion of credit commitments	4,421	2,113	2,052	242	14
Commitments to originate commercial loans	655	63	495	96	1
Letters of credit	386	96	112	178	—

	$7,662	$2,587	$3,500	$1,470	$105

Capital Adequacy and Other Regulatory Matters

At year-end 2006, Guaranty met or exceeded all applicable regulatory capital requirements. We expect to maintain Guaranty’s capital at a level that exceeds the minimum required for designation as “well capitalized” under the capital adequacy regulations of the OTS. From time to time, the parent company may make capital contributions to or receive dividends from Guaranty. Please read Note M to the Financial Services Summarized Financial Statements for additional information.

At year-end 2006, Guaranty had outstanding preferred stock issued by subsidiaries with a carrying amount and liquidation value of $305 million, which qualifies as regulatory capital with certain limitations. This preferred stock will be automatically exchanged into Guaranty preferred stock if the OTS determines Guaranty is or will become undercapitalized in the near term or upon the occurrence of certain administrative actions. If such an exchange were to occur, the parent company must issue senior notes in exchange for the Guaranty preferred stock in an amount equal to the liquidation preference of the preferred stock exchanged. With respect to certain of these shares, the parent company has the option to issue senior notes or purchase the shares. At year-end 2006, $303 million of the subsidiary preferred stock qualified as core capital and the remainder qualified as Tier 2 capital. We have obtained OTS approval to include amounts raised through the subordinated notes payable to trust in regulatory capital similar to the preferred stock issued by subsidiaries upon redemption of the preferred stock issued by subsidiaries.

The federal banking agencies have published for comment potential changes to capital adequacy guidelines and risk-weightings. The ultimate changes that may be applicable to Guaranty are not yet known, but we do not anticipate them to result in a change in Guaranty’s capital categorization.

Pension, Postretirement Medical and Health Care Matters

Our non-cash defined benefit pension expense was $47 million in 2006, $50 million in 2005, and $50 million in 2004. For the year 2007, we expect our non-cash defined benefit pension expense to be about $36 million.

For accounting purposes, we measure the defined benefit plans’ projected benefit obligation and value the plan assets as of September 30 to determine the funded status as of year end. Under new accounting standards, the funded status is included on our balance sheet, beginning year-end 2006. At year-end 2006, the funded status of our defined benefit pension plans was a liability of $231 million compared with $332 million at year-end 2005. The change was principally due to an increase in the discount rate and better than expected return on plan assets and larger plan assets due in part to the $60 million of voluntary, discretionary contributions we made in both 2006 and 2005. Unrecognized actuarial losses, which are now included in accumulated other comprehensive income and principally represent the delayed recognition of changes in the assumed discount rate and differences between expected and actual returns, were $253 million at year-end 2006 and $337 million at year-end 2005. These losses will be recognized over the remaining service period of about nine years. We expect about $14 million of these losses will be recognized in 2007 pension expense, compared with $22 million that was recognized in 2006 pension expense.

We did not have any ERISA cash-funding requirement in 2006, and we expect our cash-funding requirement to be minimal in 2007. We made voluntary, discretionary contributions of $60 million to the defined benefit plans in 2006, and it is likely that we will make additional voluntary, discretionary contributions to the defined benefit plans in 2007 of $60 million, $15 million per quarter. Passage of the Pension Protection Act of 2006, which requires a minimum level of annual funding, is not expected to affect significantly our annual cash contributions.

For accounting purposes we measure the postretirement medical plans projected benefit obligation as of September 30 to determine the funded status. At year-end 2006, the funded status of these plans was a liability of $135 million compared with $137 million at year-end 2005. The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 expanded Medicare to include, for the first time, coverage for prescription drugs. Our postretirement benefit plans provide for medical coverage, including a prescription drug subsidy, for certain participants. The effect of the act was to reduce the 2005 liability for postretirement medical cost by $9 million and reduce postretirement medical expense by about $2 million.

In 2005, we implemented a new consumer driven health plan option for our employees. About 33 percent of our employees elected this option in 2006 compared with 41 percent in 2005. Implementing this option has reduced and helped mitigate our rising health care costs. In 2006, the total cost of providing health coverage was about $113 million of which we incurred $78 million and our employees incurred $35 million. In 2005, the total cost of providing health coverage was about $120 million of which we incurred $84 million and our employees incurred $36 million.

Energy and the Effects of Inflation

Energy costs increased $8 million in 2006, $43 million in 2005, and $11 million in 2004. The increase in energy cost for 2006 is primarily attributable to the acquisition of Standard Gypsum LP in January 2006. Excluding Standard Gypsum LP, energy costs in 2006 were down by $18 million due primarily to decreases in natural gas usage and prices. The increase in energy costs for 2005 and 2004 was principally due to changes in natural gas prices. Our energy costs fluctuate based on the market prices we pay. We hedge very little of our energy needs. It is likely that these costs will continue to fluctuate during 2007.

Inflation has had minimal effects on operating results the last three years. Our fixed assets and timber and timberland are carried at historical costs. If carried at current replacement costs, depreciation expense and the cost of timber cut or timberland sold would be significantly higher than what we reported.

Environmental Protection

Our operations are subject to federal, state, and local provisions regulating discharges into the environment and otherwise related to the protection of the environment. Compliance with these provisions requires us to invest substantial funds to modify facilities to assure compliance with applicable environmental regulations. A more detailed discussion regarding our compliance with environment regulation can be found in Business — Environmental Regulation.

Litigation Matters

We are involved in various legal proceedings that arise from time to time in the ordinary course of doing business. In our opinion, the possibility of a material loss from any of these proceedings is considered to be remote, and we do not expect that the effect of these proceedings will be material to our financial position, results of operations, or cash flow. It is possible, however, that charges related to these matters could be significant to results of operations or cash flows in any one accounting period. A more detailed discussion regarding our most significant litigation matters can be found in Legal Proceedings.

Calculation of Non-GAAP Financial Measures

	Parent	Corrugated	Forest	Real	Financial
	Company	Packaging	Products	Estate	Services
	(Dollars in millions)
Year 2006
Return:
Operating income or segment operating income determined in accordance with GAAP	$713 (a)	$255	$312	$62	$222
Adjustments for significant unusual items	—	N/A	N/A	N/A	N/A

	$713	$255	$312	$62	$222

Investment:
Beginning of year total assets, segment assets or investment in financial services determined in accordance with GAAP	$5,001	$2,318	$866	$422	$1,017
Adjustments:
Current liabilities (excluding current portion of long-term debt)	(492)	(269)	(76)	(11)	N/A
Assets held for sale	(34)	N/A	N/A	N/A	N/A
Municipal bonds related to capital leases included in other assets	(188)	N/A	N/A	N/A	N/A
Acquisition of Standard Gypsum LP in January 2006	196	N/A	196	N/A	N/A

	$4,483	$2,049	$986	$411	$1,017

ROI	15.9%	12.4%	31.6%	15.1%	21.8%

Year 2005
Return:
Operating income or segment operating income determined in accordance with GAAP	$377 (a)	$120	$219	$44	$201
Adjustments for significant unusual items	—	N/A	N/A	N/A	N/A

	$377	$120	$219	$44	$201

Investment:
Beginning of year total assets, segment assets or investment in financial services determined in accordance with GAAP	$5,006	$2,459	$919	$381	$927
Adjustments:
Current liabilities (excluding current portion of long-term debt)	(519)	(323)	(71)	(9)	N/A
Assets held for sale	(34)	N/A	N/A	N/A	N/A
Municipal bonds related to capital leases included in other assets	(188)	N/A	N/A	N/A	N/A

	$4,265	$2,136	$848	$372	$927

ROI	8.8%	5.6%	25.8%	11.8%	21.7%

Year 2004
Return:
Operating income or segment operating income determined in accordance with GAAP	$354 (a)	$96	$196	$36	$195
Adjustments for significant unusual items	—	N/A	N/A	N/A	N/A

	$354	$96	$196	$36	$195

Investment:
Beginning of year total assets, segment assets or investment in financial services determined in accordance with GAAP	$5,014	$2,374	$950	$390	$938
Adjustments:
Current liabilities (excluding current portion of long-term debt)	(516)	(319)	(57)	(13)	N/A
Assets held for sale	(50)	N/A	N/A	N/A	N/A
Municipal bonds related to capital leases included in other assets	(188)	N/A	N/A	N/A	N/A

	$4,260	$2,055	$893	$377	$938

ROI	8.3%	4.7%	21.9%	9.5%	20.8%

(a)	Net of expenses not allocated to segments of $138 million in 2006, $207 million in 2005, and $169 million in 2004. Please read Note 10 to the Consolidated Financial Statements.

Statistical and Other Data

  Parent Company

  Manufacturing

Revenues and unit sales of our manufacturing activities, excluding joint venture operations follows:

	For the Year
	2006	2005	2004
	(Dollars in millions)

Revenues
Corrugated Packaging
Corrugated packaging	$2,841	$2,728	$2,614
Linerboard	136	97	122

	$2,977	$2,825	$2,736

Forest Products
Pine lumber	$278	$312	$295
Particleboard	214	195	182
Gypsum wallboard(a)	420	143	110
Medium density fiberboard(a)	65	87	111
Fiberboard	72	83	77
Mineral and hunting leases	45	31	21
Fiber and other	143	189	176

	$1,237	$1,040	$972

Unit sales
Corrugated Packaging
Corrugated packaging, thousands of tons	3,371	3,437	3,366
Linerboard, thousands of tons	310	264	320

	3,681	3,701	3,686

Forest Products
Pine lumber, million board feet	829	777	769
Particleboard, million square feet	609	640	595
Gypsum wallboard, million square feet(a)	1,990	859	766
Medium density fiberboard, million square feet(a)	142	202	254
Fiberboard, million square feet	362	431	407

(a)	Comparisons of revenue and unit sales of gypsum wallboard are affected by the January 2006 acquisition of our partner’s interest in Standard Gypsum LP. Comparisons for MDF are affected by the sale of the Pembroke facility in second quarter 2005.

  Real Estate

A summary of real estate projects in the entitlement process(a) at year-end 2006 follows:

Project	County	Project Acres(b)

California
Hidden Creek Estates	Los Angeles	700
Terrace at Hidden Hills	Los Angeles	30

Georgia
Bay Springs	Carroll	440
Birch House Farms	Bartow	140
Dry Pond	Cherokee	950
Four Seasons	Coweta	750
Friendship Road	Cherokee	110
Garland Mountain	Cherokee	350
Gold Creek	Dawson	1,090
Grove Park	Coweta	160
Happy Valley Farm	Coweta	750
Jackson Park	Jackson	690
Lithia Springs	Haralson	260
Mill Creek	Coweta	770
Overlook	Cherokee	510
Pickens School	Pickens	420
Wolf Creek	Carroll	12,180
Yellow Creek	Cherokee	1,060

Texas
Lake Houston	Harris/Liberty	3,630
Entrada(c)	Travis	240
Woodlake Village(c)	Montgomery	620

Total		25,850

(a)	A project is deemed to be in the entitlement process when customary steps necessary for the preparation and submittal of an application, like conducting pre-application meetings or similar discussions with governmental officials, have commenced, or an application has been filed. Projects listed may have significant steps remaining, and there is no assurance that entitlements ultimately will be received.

(b)	Project acres are approximate. The actual number of acres entitled may vary.

(c)	We own a 50 percent interest in these projects.

A summary of activity within our entitled(a), developed and under development projects at year-end 2006 follows:

				Residential Lots		Commercial Acres(c)
				Lots Sold	Lots	Acres Sold	Acres
Project	County	Interest Owned(b)		Since Inception	Remaining	Since Inception	Remaining

Projects we own
Colorado
Buffalo Highlands	Weld	100%		—	645	—	—
Johnstown Farms	Weld	100%		115	699	—	—
Pinery West	Douglas	100%		—	—	—	134
Stonebraker	Weld	100%		—	600	—	—
Texas
Caruth Lakes	Rockwall	100%		245	629	—	—
Cibolo Canyons	Bexar	100%		335	1,414	64	81
Harbor Lakes	Hood	100%		177	401	—	13
Hunter’s Crossing	Bastrop	100%		229	348	19	95
Katy Freeway	Harris	100%		—	—	—	40
La Conterra	Williamson	100%		—	509	—	60
Maxwell Creek	Collin	100%		539	484	—	—
Oakcreek Estates	Comal	100%		—	630	—	—
The Colony	Bastrop	100%		335	1,090	22	50
The Gables at North Hill	Collin	100%		182	100	—	—
The Preserve at Pecan Creek	Denton	100%		41	778	—	9
The Ridge at Ribelin Ranch	Travis	100%		—	—	126	77
Other Texas projects(8)	Various	100%		2,539	132	121	46
Georgia
Other projects(5)	Various	100%		—	3,428	—	161
Missouri, Tennessee, and Utah
Other projects(4)	Various	100%		910	294	—	—

				5,647	12,181	352	766

Projects in entities we consolidate
Texas
City Park	Harris	75%		605	696	36	129
Lantana	Denton	55%	(d)	167	2,183	—	—
Other Texas projects(6)	Various	Various		261	320	2	63

				1,033	3,199	38	192

Total owned and consolidated				6,680	15,380	390	958

Projects in ventures that we account for using the equity method
Georgia
Seven Hills	Paulding	50%		561	516	26	—
The Georgian	Paulding	38%		282	1,104	—	—
Other Georgia projects(5)	Various	Various		1,840	252	—	—
Texas
Bar C Ranch	Tarrant	50%		143	1,038	—	—
Fannin Farms West	Tarrant	50%		224	219	—	—
Lantana	Denton	Various	(d)	1,639	209	1	79
Long Meadow Farms	Fort Bend	19%		457	2,255	—	134
Southern Trails	Brazoria	40%		181	878	—	—
Stonewall Estates	Bexar	25%		30	360	—	—
Summer Creek Ranch	Tarrant	50%		780	1,708	—	374
Summer Lakes	Fort Bend	50%		294	850	42	9
Village Park	Collin	50%		311	258	—	5
Waterford Park	Fort Bend	50%		—	493	—	37
Other Texas projects(6)	Various	Various		807	304	—	37
Florida
Other projects(3)	Various	Various		473	372	—	—

Total in ventures				8,022	10,816	69	675

Combined Total				14,702	26,196	459	1,633

(a)	A project is deemed entitled when all major discretionary land-use approvals have been received. Some projects may require additional permits for development.

(b)	Interest owned reflects our net equity interest in the project, whether owned directly or indirectly. There are some projects that have multiple ownership structures within them. Accordingly, portions of these projects may appear as owned, consolidated, and/or accounted for using the equity method.

(c)	Commercial acres are net developable acres, and may be fewer than the gross acres available in the project.

(d)	The Lantana project consists of a series of 19 partnerships in which our voting interests range from 25 percent to 55 percent. We account for eight of these partnerships in which our interests range from 25 percent to 50 percent using the equity method and we consolidate the remaining partnerships.

Financial Services

Information about our financial services activities follows:

	For the Year
	2006	2005	2004

Ratio information
Return on assets(a)	0.77%	0.77%	0.60%
Return on equity(b)	12.51%	12.85%	10.66%
Dividend payout ratio(c)	104%	20%	99%
Equity to assets ratio(d)	6.16%	5.95%	5.62%

(a)	Net income divided by average total assets.

(b)	Net income divided by average equity.

(c)	Dividends paid to the parent company divided by net income.

(d)	Average equity divided by average assets.

Average balances, interest income and expense, and rates by major balance sheet categories were:

	For the Year
	2006			2005			2004
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in millions)

ASSETS
Cash equivalents	$128	$6	4.83%	$133	$1	0.66%	$138	$3	1.68%
Loans held for sale	61	4	6.95%	350	16	4.49%	618	33	5.33%
Loans(a)(b)	9,782	691	7.06%	9,924	574	5.79%	9,503	460	4.84%
Securities	5,727	281	4.91%	4,649	199	4.28%	5,362	217	4.05%
Investment in Federal Home Loan Bank stock	288	15	5.02%	283	10	3.58%	265	5	1.85%

Total earning assets	15,986	$997	6.24%	15,339	$800	5.22%	15,886	$718	4.52%
Other assets	848			941			982

Total assets	$16,834			$16,280			$16,868

LIABILITIES AND EQUITY
Interest-bearing deposits:
Interest-bearing demand	$3,376	$74	2.19%	$3,697	$51	1.38%	$4,466	$51	1.13%
Savings deposits	207	1	0.73%	235	2	0.70%	247	2	0.72%
Certificates of deposit	4,921	208	4.22%	4,407	136	3.10%	3,579	89	2.51%

Total interest-bearing deposits	8,504	283	3.33%	8,339	189	2.27%	8,292	142	1.71%

Short-term Federal Home Loan Bank borrowings	4,212	209	4.96%	3,084	103	3.36%	2,161	31	1.41%
Long-term Federal Home Loan Bank borrowings	1,649	61	3.69%	2,291	84	3.66%	2,967	107	3.62%
Securities sold under repurchase agreements	—	—	—	144	4	2.63%	1,155	15	1.31%
Other borrowings	107	9	8.14%	106	7	6.68%	114	5	4.71%
Subordinated notes payable to trust	26	2	7.37%	—	—	—	—	—	—
Preferred stock issued by subsidiaries	308	21	6.96%	307	17	5.44%	307	12	3.87%

Total borrowings	6,302	302	4.79%	5,932	215	3.63%	6,704	170	2.54%

Total interest-bearing liabilities	14,806	$585	3.95%	14,271	$404	2.83%	14,996	$312	2.08%
Noninterest-bearing demand deposits	757			699			507
Other liabilities	234			341			415
Shareholder’s equity	1,037			969			950

Total liabilities and equity	$16,834			$16,280			$16,868

Net interest income/margin		$412	2.58%		$396	2.58%		$406	2.55%

(a)	Includes nonaccruing loans.

(b)	Interest includes recognized loan fees of $28 million in 2006, $27 million in 2005, and $27 million in 2004.

Changes in net interest income attributable to changes in volume and rates were:

	2006 Compared with 2005			2005 Compared with 2004
	Increase (Decrease) Due To			Increase (Decrease) Due To
	Volume	Rate	Total	Volume	Rate	Total
	(In millions)

Interest income:
Cash equivalents	$—	$5	$5	$(1)	$(1)	$(2)
Loans held for sale	(17)	5	(12)	(12)	(5)	(17)
Loans	(8)	125	117	21	93	114
Securities	50	32	82	(29)	11	(18)
Investment in Federal Home Loan Bank stock	—	5	5	—	5	5

Total interest income	25	172	197	(21)	103	82

Interest expense:
Deposits:
Interest-bearing demand	(5)	28	23	(10)	10	—
Savings deposits	(1)	—	(1)	—	—	—
Certificates of deposit	18	54	72	23	24	47

Total interest on deposits	12	82	94	13	34	47

Short-term Federal Home Loan Bank borrowings	46	60	106	17	55	72
Long-term Federal Home Loan Bank borrowings	(24)	1	(23)	(24)	1	(23)
Securities sold under repurchase agreements	(8)	4	(4)	(19)	8	(11)
Other borrowings	—	2	2	—	2	2
Subordinated notes payable to trust	2	—	2	—	—	—
Preferred stock issued by subsidiaries	—	4	4	—	5	5

Total interest expense	28	153	181	(13)	105	92

Net interest income	$(3)	$19	$16	$(8)	$(2)	$(10)

The loan portfolio consists of:

	At Year-End
	2006	2005	2004	2003	2002
	(In millions)

Single-family mortgage	$2,323	$3,112	$3,560	$3,255	$2,470
Single-family mortgage warehouse	795	757	580	387	522
Single-family construction	1,782	1,665	1,303	888	1,003
Multifamily and senior housing	1,270	1,469	1,454	1,769	1,858

Total residential housing	6,170	7,003	6,897	6,299	5,853
Commercial real estate	1,227	758	709	1,015	1,891
Commercial and business	1,012	843	746	585	740
Energy lending	1,117	756	717	562	420
Asset-based lending and leasing	—	395	428	499	696
Consumer and other	156	164	206	176	199

Total loans	9,682	9,919	9,703	9,136	9,799
Less allowance for loan losses	(65)	(74)	(85)	(111)	(132)

Loans, net	$9,617	$9,845	$9,618	$9,025	$9,667

Construction and commercial and business loans by maturity date at year-end 2006 were:

	Single-Family		Multifamily and		Commercial		Commercial and Business
	Construction		Senior Housing		Real Estate		and Energy
	Variable	Fixed	Variable	Fixed	Variable	Fixed	Variable	Fixed
	Rate	Rate	Rate	Rate	Rate	Rate	Rate	Rate	Total
	(In millions)

Due within one year	$1,277	$121	$812	$—	$1,002	$6	$1,612	$20	$4,850
After one but within five years	251	133	293	31	178	39	401	6	1,332
After five years	—	—	131	3	2	—	90	—	226

	$1,528	$254	$1,236	$34	$1,182	$45	$2,103	$26

	$1,782		$1,270		$1,227		$2,129		$6,408

Changes in our allowance for loan losses and summary of nonaccrual and other loans were:

	For the Year
	2006	2005	2004	2003	2002
	(Dollars in millions)

Balance at beginning of year	$74	$85	$111	$132	$139
Charge-offs:
Single-family mortgage	(2)	(2)	—	(1)	—
Multifamily and senior housing	—	(1)	(3)	—	(11)

Total residential housing	(2)	(3)	(3)	(1)	(11)
Commercial real estate	—	—	(6)	(11)	—
Commercial and business	(2)	(11)	(2)	(2)	(31)
Asset-based lending and leasing	(14)	(9)	(1)	(57)	(10)
Consumer and other	—	—	(3)	(2)	(2)

Total charge-offs	(18)	(23)	(15)	(73)	(54)

Recoveries:
Single-family mortgage	1	—	—	—	—
Single-family mortgage warehouse	—	—	1	4	1
Multifamily and senior housing	2	2	—	—	3

Total residential housing	3	2	1	4	4
Commercial real estate	—	1	1	—	—
Commercial and business	—	1	—	—	—
Asset-based lending and leasing	5	1	5	5	2
Consumer and other	—	—	1	—	1

Total recoveries	8	5	8	9	7

Net charge-offs	(10)	(18)	(7)	(64)	(47)
Provision (credit) for loan losses	1	7	(12)	43	40
Transfer to reserve for unfunded credit commitments	—	—	(7)	—	—

Balance at year-end	$65	$74	$85	$111	$132

Nonaccrual loans	$26	$35	$50	$65	$126
Accruing loans past-due 90 days or more	5	8	1	3	7
Net charge-offs as a percentage of average loans outstanding	0.10%	0.21%	0.07%	0.66%	0.48%

The allowance for loan losses by loan category was:

	2006		2005		2004		2003		2002
		Category		Category		Category		Category		Category
		as a %		as a %		as a %		as a %		as a %
		of		of		of		of		of
		Total		Total		Total		Total		Total
	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans
	(Dollars in millions)

Single-family mortgage	$7	24%	$9	31%	$8	37%	$7	36%	$7	26%
Single-family mortgage warehouse	2	8%	1	8%	1	6%	1	4%	1	5%
Single-family construction	12	18%	9	17%	10	13%	6	10%	7	10%
Multifamily and senior housing	4	13%	11	15%	15	15%	28	19%	38	19%

Total residential housing	25	63%	30	71%	34	71%	42	69%	53	60%
Commercial real estate	5	13%	5	8%	8	7%	18	11%	18	19%
Commercial and business	8	10%	7	8%	7	8%	10	13%	12	12%
Energy lending	4	12%	3	7%	3	7%	—	—	—	—
Asset-based lending and leasing	—	—	8	4%	9	5%	9	5%	23	7%
Consumer and other	—	2%	—	2%	1	2%	1	2%	2	2%
Not allocated	23	—	21	—	23	—	31	—	24	—

	$65	100%	$74	100%	$85	100%	$111	100%	$132	100%

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our current level of interest rate risk is primarily due to the lending and funding activities of our financial services segment and to a lesser degree to parent company variable-rate, long-term debt. The following table illustrates the estimated effect on our pre-tax income of immediate, parallel, and sustained shifts in interest rates for the next 12 months at year-end 2006, with comparative year-end 2005 information. This estimate assumes that debt reductions from contractual payments will be replaced with short-term, variable-rate debt; however, that may not be the financing alternative we choose to follow. This estimate also considers the effect of changing prepayment speeds, repricing characteristics, and expected average balances over the next 12 months.

	Increase (Decrease) in Income Before Taxes
	At Year-End 2006		At Year-End 2005
Change in	Parent	Financial	Parent	Financial
Interest Rates	Company	Services	Company	Services
	(In millions)

+2%	$(3)	$(45)	$—	$(31)
+1%	(2)	(17)	—	(12)
−1%	2	(18)	—	(20)
−2%	3	(38)	—	(49)

Parent company interest rate risk is related to our variable-rate, long-term debt and our interest rate swaps. Interest rate changes impact earnings due to the resulting increase or decrease in the cost of our variable-rate, long-term debt. The parent company interest rate sensitivity change from year-end 2005 is due to an increase in variable-rate debt. Additionally, changes in interest rates will affect the value of our interest rate swap agreements (currently $50 million notional amount). We believe that any changes in the value of these agreements would not be significant.

Our financial services segment is subject to interest rate risk to the extent interest-earning assets and interest-bearing liabilities repay or reprice at different times or in differing amounts or both. The change in our interest rate sensitivity from year-end 2005 is principally a result of migration in deposit balances toward accounts with more responsive interest rates (shorter term certificates of deposit and money market deposit accounts with interest rates resetting monthly based upon an index).

Foreign Currency Risk

We do not have significant exposure to foreign currency fluctuations on our financial instruments because most of these instruments are denominated in U.S. dollars.

Commodity Price Risk

From time to time we use commodity derivative instruments to mitigate our exposure to changes in product pricing and manufacturing costs. These instruments cover a small portion of our volume and range in duration from three months to three years. Considering the fair value of these instruments at year-end 2006, we believe the potential loss in fair value resulting from a hypothetical ten percent change in the underlying commodity prices would not be significant.

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

Management is required by paragraph (c) of Rule 13a-15 of the Securities Exchange Act of 1934, as amended, to assess the effectiveness of our internal control over financial reporting as of each year-end. In making this assessment, management used the Internal Control — Integrated Framework issued in July 1994 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Management conducted the required assessment of the effectiveness of our internal control over financial reporting as of year end. Based upon this assessment, management believes that our internal control over financial reporting is effective as of year-end 2006.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Temple-Inland Inc.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Temple-Inland Inc. and subsidiaries maintained effective internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Temple-Inland Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Temple-Inland Inc. and subsidiaries maintained effective internal control over financial reporting as of December 30, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Temple-Inland Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 30, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Temple-Inland Inc. and subsidiaries as of December 30, 2006 and December 31, 2005 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 30, 2006 and our report dated February 22, 2007 expressed an unqualified opinion thereon.

Ernst & Young LLP

Austin, Texas
February 22, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Temple-Inland Inc.:

We have audited the accompanying consolidated balance sheets of Temple-Inland Inc. and subsidiaries as of December 30, 2006 and December 31, 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Temple-Inland Inc. and subsidiaries at December 30, 2006 and December 31, 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 30, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the Consolidated Financial Statements, in 2006, the Company changed its method of accounting for the funded status of defined pension and postretirement benefit plans.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Temple-Inland Inc.’s internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2007 expressed an unqualified opinion thereon.

Ernst & Young LLP

Austin, Texas
February 22, 2007

TEMPLE-INLAND INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	At Year-End 2006
	Parent	Financial
	Company	Services	Consolidated
	(In millions)

ASSETS
Cash and cash equivalents	$38	$372	$405
Trade receivables, net of allowance for doubtful accounts of $14	452	—	452
Inventories	435	—	435
Timber and timberland	358	—	358
Real estate	512	—	512
Loans held for sale	—	23	23
Loans, net of allowance for losses of $65	—	9,617	9,617
Securities available-for-sale	—	529	529
Securities held-to-maturity	—	4,853	4,853
Investment in Federal Home Loan Bank stock	—	262	262
Property and equipment	1,639	214	1,853
Goodwill	365	141	506
Other intangible assets	—	26	26
Prepaid expenses and other assets	403	214	582
Investment in financial services	1,015	—	—

TOTAL ASSETS	$5,217	$16,251	$20,413

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable, accrued expenses, and other liabilities	$836	$126	$953
Long-term debt and other borrowings	1,628	101	1,729
Deposits	—	9,486	9,479
Federal Home Loan Bank borrowings	—	5,076	5,076
Deferred income taxes	198	—	174
Liability for pension benefits	231	—	231
Liability for postretirement benefits	135	—	135
Subordinated notes payable to trust	—	142	142
Preferred stock issued by subsidiaries	—	305	305

TOTAL LIABILITIES	3,028	15,236	18,224

SHAREHOLDERS’ EQUITY:
Preferred stock — par value $1 per share: authorized 25,000,000 shares; none issued			—
Common stock — par value $1 per share: authorized 200,000,000 shares; issued 123,605,344 shares, including shares held in the treasury			124
Additional paid-in capital			468
Accumulated other comprehensive loss			(191)
Retained earnings			2,501

			2,902
Cost of shares held in the treasury: 18,754,907 shares			(713)

TOTAL SHAREHOLDERS’ EQUITY			2,189

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY			$20,413

Please read the notes to the consolidated financial statements.

TEMPLE-INLAND INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	At Year-End 2005
	Parent	Financial
	Company	Services	Consolidated
	(In millions)

ASSETS
Cash and cash equivalents	$13	$431	$441
Trade receivables, net of allowance for doubtful accounts of $14	411	—	411
Inventories	425	—	425
Timber and timberland	394	—	394
Real estate	403	—	403
Loans held for sale	—	280	280
Loans, net of allowance for losses of $74	—	9,845	9,845
Securities available-for-sale	—	654	654
Securities held-to-maturity	—	5,558	5,558
Investment in Federal Home Loan Bank stock	—	300	300
Property and equipment	1,633	193	1,826
Goodwill	236	159	395
Other intangible assets	—	31	31
Prepaid expenses and other assets	469	240	667
Investment in financial services	1,017	—	—

TOTAL ASSETS	$5,001	$17,691	$21,630

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable, accrued expenses, and other liabilities	$750	$175	$909
Long-term debt and other borrowings	1,599	101	1,700
Deposits	—	9,201	9,194
Federal Home Loan Bank borrowings	—	6,892	6,892
Deferred income taxes	165	—	143
Liability for pension benefits	270	—	270
Liability for postretirement benefits	137	—	137
Preferred stock issued by subsidiaries	—	305	305

TOTAL LIABILITIES	2,921	16,674	19,550

SHAREHOLDERS’ EQUITY:
Preferred stock — par value $1 per share: authorized 25,000,000 shares; none issued			—
Common stock — par value $1 per share: authorized 200,000,000 shares; issued 123,605,344 shares, including shares held in the treasury			124
Additional paid-in capital			445
Accumulated other comprehensive loss			(189)
Retained earnings			2,141

			2,521
Cost of shares held in the treasury: 12,630,953 shares			(441)

TOTAL SHAREHOLDERS’ EQUITY			2,080

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY			$21,630

Please read the notes to the consolidated financial statements.

TEMPLE-INLAND INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Year
	2006	2005	2004
	(In millions, except per share)

REVENUES
Manufacturing and real estate	$4,389	$3,978	$3,860
Financial services	1,169	983	988

	5,558	4,961	4,848

COSTS AND EXPENSES
Manufacturing and real estate	(3,880)	(3,797)	(3,667)
Financial services	(965)	(787)	(827)

	(4,845)	(4,584)	(4,494)

OPERATING INCOME	713	377	354
Parent company interest	(128)	(115)	(130)
Other non-operating income (expense)	92	—	—

INCOME FROM CONTINUING OPERATIONS BEFORE TAXES	677	262	224
Income tax expense	(208)	(86)	(67)

INCOME FROM CONTINUING OPERATIONS	469	176	157
Discontinued operations	(1)	—	3

NET INCOME	$468	$176	$160

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	108.8	112.6	111.4
Diluted	110.8	114.5	112.4
EARNINGS PER SHARE
Basic:
Income from continuing operations	$4.31	$1.56	$1.40
Discontinued operations	(0.01)	—	0.03

Net income	$4.30	$1.56	$1.43

Diluted:
Income from continuing operations	$4.23	$1.54	$1.39
Discontinued operations	(0.01)	—	0.03

Net income	$4.22	$1.54	$1.42

Please read the notes to the consolidated financial statements.

TEMPLE-INLAND INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year
	2006	2005	2004
	(In millions)

CASH PROVIDED BY (USED FOR) OPERATIONS
Net income	$468	$176	$160
Adjustments:
Depreciation and amortization	251	249	254
Amortization and accretion of financial instrument discounts and premiums and deferred loan fees and origination costs, net	24	18	58
Provision (credit) for credit losses	1	10	(12)
Deferred taxes	27	51	38
Non-cash real estate cost of sales	65	35	26
Real estate development expenditures	(123)	(47)	(43)
Tax benefit of stock options exercised	—	7	5
Other	(21)	81	118
Changes in:
Receivables	(28)	(16)	(45)
Inventories	(10)	—	(52)
Accounts payable and accrued expenses	32	5	(5)
Prepaid expenses and other	20	(1)	(3)
Loans held for sale:
Originations	(157)	(2,379)	(6,898)
Sales	414	2,595	6,920
Collections on loans serviced for others, net	—	(122)	(32)

	963	662	489

CASH PROVIDED BY (USED FOR) INVESTING
Capital expenditures	(233)	(233)	(243)
Reforestation and net acquisition of timber and timberland	(18)	(30)	(19)
Sale of non-strategic assets and operations	65	50	77
Securities available-for-sale, net	124	180	285
Securities held-to-maturity, net	677	(1,627)	817
Redemption of Federal Home Loan Bank stock	52	—	—
Loans originated or acquired, net of principal collected	(65)	(310)	(644)
Proceeds from sale of loans and mortgage servicing rights	302	47	51
Branch acquisitions	—	—	148
Acquisitions, net of cash acquired, and joint ventures	(133)	(40)	(28)
Other	(2)	—	34

	769	(1,963)	478

CASH PROVIDED BY (USED FOR) FINANCING
Additions to debt	27	530	375
Payments of debt	(667)	(1,250)	(999)
Borrowings under accounts receivable securitization facility, net	133	15	(15)
Borrowings under revolving credit facility, net	(133)	(14)	—
Change in book overdrafts	3	(13)	1
Payment of other long-term liabilities	—	—	(64)
Deposits, net	285	231	113
Repurchase agreements and short-term borrowings, net	(1,196)	2,126	(308)
Issuance of subordinated notes payable to trust	142	—	—
Cash dividends paid to shareholders	(108)	(102)	(136)
Repurchase of common stock	(318)	(527)	—
Exercise of stock options	47	48	62
Tax benefit of stock options exercised	10	—	—
Settlement of equity purchase contracts	—	345	—
Other	—	(21)	1

	(1,775)	1,368	(970)

Effect of exchange rate change on cash and cash equivalents	—	—	—
Discontinued operations, principally operating activities	7	2	(24)

Net increase (decrease) in cash and cash equivalents	(36)	69	(27)
Cash and cash equivalents at beginning of year	441	372	399

Cash and cash equivalents at year-end	$405	$441	$372

Please read the notes to the consolidated financial statements.

TEMPLE-INLAND INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Accumulated
			Other
	Common	Paid-In	Comprehensive	Retained	Treasury
	Stock	Capital	Income / (Loss)	Earnings	Stock	Total
	(In millions)

Balance at year-end 2003	$123	$315	$(185)	$2,043	$(308)	$1,988
Comprehensive income, net of tax:
Net income	—	—	—	160	—	160
Unrealized gains on securities	—	—	(5)	—	—	(5)
Defined benefits	—	—	(5)	—	—	(5)
Foreign currency translation adjustment	—	—	—	—	—	—
Derivative financial instruments	—	—	3	—	—	3

Comprehensive income for the year 2004						153

Dividends paid on common stock — $1.22 per share	—	—	—	(136)	—	(136)
Share-based compensation — 632,338 shares	—	21	—	—	14	35
Exercise of stock options — 2,359,568 net shares	—	9	—	—	53	62
Tax benefit from exercise of stock options	—	5	—	—	—	5

Balance at year-end 2004	$123	$350	$(192)	$2,067	$(241)	$2,107
Comprehensive income, net of tax:
Net income	—	—	—	176	—	176
Unrealized gains on securities	—	—	(3)	—	—	(3)
Defined benefits	—	—	3	—	—	3
Foreign currency translation adjustment	—	—	4	—	—	4
Derivative financial instruments	—	—	(1)	—	—	(1)

Comprehensive income for the year 2005						179

Dividends paid on common stock — $0.90 per share	—	—	—	(102)	—	(102)
Share-based compensation — 578,774 shares	—	13	—	—	19	32
Exercise of stock options — 1,833,688 net shares	—	—	—	—	48	48
Tax benefit from exercise of stock options	—	7	—	—	—	7
Settlement of equity purchase contracts — 10,875,739 shares	1	75	—	—	269	345
Repurchase of common stock — 14,500,000 shares	—	—	—	—	(536)	(536)

Balance at year-end 2005	$124	$445	$(189)	$2,141	$(441)	$2,080
Comprehensive income, net of tax:
Net income	—	—	—	468	—	468
Unrealized gains on securities	—	—	(1)	—	—	(1)
Defined benefits	—	—	57	—	—	57
Foreign currency translation adjustment	—	—	(2)	—	—	(2)
Derivative financial instruments	—	—	1	—	—	1

Comprehensive income for the year 2006						523

Dividends paid on common stock — $1.00 per share	—	—	—	(108)	—	(108)
Share-based compensation — 10,289 shares	—	28	—	—	(1)	27
Exercise of stock options — 1,736,335 net shares	—	(15)	—	—	62	47
Tax benefit from exercise of stock options	—	10	—	—	—	10
Repurchase of common stock — 7,850,000 shares	—	—	—	—	(333)	(333)
Adoption of SFAS No. 158, net of tax	—	—	(57)	—	—	(57)

Balance at year-end 2006	$124	$468	$(191)	$2,501	$(713)	$2,189

Please read the notes to the consolidated financial statements.

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies

Basis of Presentation

Our consolidated financial statements are our primary financial statements and include the accounts of Temple-Inland, our manufacturing, real estate and financial services subsidiaries, and variable interest entities of which we are the primary beneficiary. We also present, as an integral part of the consolidated financial statements, summarized financial statements of Temple-Inland and our manufacturing and real estate subsidiaries, which we refer to as the parent company summarized financial statements, and summarized financial statements of our financial services subsidiaries, as well as the significant accounting policies unique to each. We do so to provide a clearer presentation of our different businesses and because almost all of the net assets invested in financial services are subject to regulatory rules and restrictions including restrictions on the payment of dividends to the parent company. As a result, all consolidated assets are not available to satisfy all consolidated liabilities.

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

Our fiscal year ends on the Saturday closest to December 31, which from time to time means that a fiscal year will include 53 weeks instead of 52 weeks. All of the periods presented had 52 weeks. Fiscal year 2006 ended on December 30, 2006, fiscal year 2005 ended on December 31, 2005, and fiscal year 2004 ended on January 1, 2005. For regulatory reasons, our financial services subsidiaries’ fiscal years end on December 31.

We translate the balance sheets of our international operations where the functional currency is other than the U.S. dollar into U.S. dollars at year-end exchange rates. We include adjustments resulting from financial statement translation in other comprehensive income. For our other international operations where the functional currency is the U.S. dollar, we translate inventories and property, plant, and equipment values at the historical rate of exchange, while we translate other assets and liabilities at year-end exchange rates. We include translation adjustments for these operations, which are not significant, in earnings. We translate income and expense items into U.S. dollars at average rates of exchange prevailing during the year. We include gains and losses resulting from foreign currency transactions, which are not significant, in earnings.

Cash and Cash Equivalents

Cash and cash equivalents include cash and other short-term instruments with original maturities of three months or less.

Capitalized Software

We capitalize purchased software costs as well as the direct internal and external costs associated with software we develop for our own use. We amortize these capitalized costs using the straight-line method over estimated useful lives ranging from three to seven years. The carrying value of capitalized software was $52 million at year-end 2006 and $49 million at year-end 2005 and is included in other assets. The amortization of these capitalized costs was $20 million in 2006, $21 million in 2005, and $23 million in 2004 and is included in cost of sales, general and administrative expense, and noninterest expense.

Derivatives

We use, from time to time and then only to a limited degree, derivative instruments to mitigate our exposure to risks associated with changes in product pricing, manufacturing costs, and interest rates related to borrowings and investments in securities, as well as mortgage origination activities. We do not enter into derivatives for trading purposes. We defer and include in other comprehensive income changes in the fair

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value of derivative instruments designated as cash flow hedges until the hedged transactions are completed. At that time, we recognize these deferred gains or losses in income. We recognize the ineffective portion of these hedges, which is not significant, in income. We recognize changes in the fair value of derivative instruments designated as fair value hedges in income, as well as changes in the fair value of the hedged item. We recognize changes in the fair value of derivative instruments that are not designated as hedges in income. We include the carrying value of derivative instruments in other assets and other liabilities.

Derivative financial instruments are designated and documented as hedges at the inception of the contract and on an ongoing basis. We assess and measure the effectiveness of derivative instruments, using correlation ratios, at inception and on an ongoing basis. If a derivative instrument ceases to be highly effective as a hedge or if the derivative instrument is terminated or settled prior to the expected maturity or realization of the underlying item, we stop using hedge accounting.

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

Impairment of Long-Lived Assets

We review long-lived assets held for use for impairment when events or circumstances indicate that their carrying value may not be recoverable. Impairment exists if the carrying amount of the long-lived asset is not recoverable from the undiscounted cash flows expected from its use and eventual disposition. We determine the amount of the impairment loss by comparing the carrying value of the long-lived asset to its estimated fair value. In the absence of quoted market prices, we determine estimated fair value generally based on the present value of future probability weighted cash flows expected from the use and eventual disposition of the long-lived asset. We carry assets held for sale at the lower of carrying value or estimated fair value less costs to sell.

Income Taxes

We provide deferred income taxes using current tax rates for temporary differences between the financial accounting carrying value of assets and liabilities and their tax accounting carrying values. We recognize and value income tax exposures for the various taxing jurisdictions where we operate based on tax laws, tax elections, commonly accepted tax positions, and management estimates. We include tax penalties and interest in income tax expense.

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

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123. The principal effects of adopting SFAS 123(R) are:

•	The fair value of awards granted to retirement eligible employees is expensed at the date of grant because our stock option awards and some of our other awards provide for accelerated or continued vesting upon retirement. Previously, the fair value of these awards was expensed over the expected service period. This change accelerated about $7 million of expense into first quarter 2006 related to awards granted in 2006. We anticipate similar effects going forward when we issue options to retirement eligible employees. We will continue to expense the fair value of awards granted prior to 2006 over the expected service period.

•	Forfeitures over the expected term of the award are estimated at the date of grant and the estimates adjusted to reflect actual subsequent forfeitures. Previously, we had reflected forfeitures as they occurred. The effect of this change was not significant.

•	Tax benefits recognized as a result of the exercise of employee stock options are classified as a financing cash flow. Previously, we had classified these tax benefits as an operating cash flow.

•	The fair value of unvested outstanding options at the beginning of first quarter 2006 will be expensed over the remaining service period. The effect of this change was not significant because we began accounting for options at fair value determined at the date of grant in 2003. As a result, this applied only to our unvested outstanding options granted prior to 2003.

•	Share-based compensation expense related to employees of our financial services segment is now included as an expense in the financial services summarized financial statements. Previously, this expense was included in the parent company summarized financial statements.

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

	For the Year
	2005	2004
	(In millions, except per share)

Net income, as reported	$176	$160
Add: Share-based compensation expense, net of related tax effects, included in the determination of reported net income(a)	19	20
Deduct: Total share-based compensation expense, net of related tax effects, determined under the fair value based method for all awards(a)	(23)	(27)

Pro forma net income	$172	$153

Earnings per share
Basic, as reported	$1.56	$1.43
Basic, pro forma	$1.53	$1.37
Diluted, as reported	$1.54	$1.42
Diluted, pro forma	$1.50	$1.36

(a)	Includes treasury stock contributions to fulfill our obligation for matching contributions to our 401(k) plans of $3 million in 2005 and $12 million in 2004, net of related tax effects.

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Asset Retirement Obligations and Environmental Obligations

We recognize legal obligations associated with the retirement of long-lived assets when the obligation is incurred. We record the estimated present value of the retirement obligation and increase the carrying value of the long-lived asset by a like amount. Over time, we accrete or increase the liability to its settlement value and we depreciate or decrease the asset to zero. When we settle the obligation we recognize a gain or loss for any difference between the settlement amount and the then recorded obligation. At year-end 2005, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations an interpretation of FASB Statement No. 143. This interpretation clarified that the term “conditional asset retirement obligation” refers to a legal obligation to perform an asset retirement obligation in which the timing and/or method of settlement are conditional on future events that may or may not be within our control. As a result, even though the timing and/or method of settlement may be uncertain, the retirement obligation should be recognized if it can be reasonably estimated. The effect on earnings and financial position of adopting this interpretation was not significant.

Our asset retirement obligations consist principally of costs to remediate landfills we operate and of costs to reforest leased timberlands. The present value of these asset retirement obligations was $16 million at year-end 2006 and $15 million at year-end 2005 and is included in other long-term liabilities. In 2005, we revised our estimate of cost to reforest leased timberlands and as a result increased the present value of the retirement obligation by $3 million with a corresponding increase in timber and timberlands. Accretion expense was $1 million in 2006 and less than $1 million in 2005.

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

In addition, we record environmental remediation liabilities on an undiscounted basis when environmental assessments or remediation are probable and we can reasonably estimate the cost. We adjust these liabilities as further information is obtained or circumstances change. Accrued remediation liabilities were $13 million at year-end 2006 of which $9 million is included in accrued expenses, $2 million in other liabilities, and $2 million in liabilities of discontinued operations. At year-end 2005, accrued remediation liabilities were $8 million of which $3 million were included in accrued expenses, $2 million in other liabilities, and $3 million in liabilities of discontinued operations.

Variable Interest Entities

We account for variable interest entities using FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities an Interpretation of ARB No. 51. This interpretation provides guidance for determining whether an entity is a variable interest entity and which beneficiary of the variable interest entity, if any, should consolidate the variable interest entity.

Pension and Postretirement Plans

At year-end 2006, we adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. This new standard required that the funded status of defined plans be shown on the balance sheet as of year-end 2006. The funded status is the difference between the plan assets and plan obligations, which has historically been disclosed in the footnotes.

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the effect of applying SFAS No. 158 on individual line items in the consolidated balance sheet:

	Before Application	Adjustments	After Application
	of SFAS No. 158	Increase (Decrease)	of SFAS No. 158
	(In millions)

Prepaid expenses and other assets	$598	$(16)	$582
Deferred income taxes	209	(35)	174
Liability for pension benefits	158	73	231
Liability for postretirement benefits	132	3	135
Total liabilities	18,183	41	18,224
Accumulated other comprehensive loss	134	57	191
Total shareholders’ equity	2,246	(57)	2,189

Pending Accounting Pronouncements

SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — The measurement provisions of this new standard require that, beginning with our year-end 2008, we value the assets and liabilities of our defined benefit plans as of our year end. We currently perform this valuation as of September 30, as permitted under current accounting standards. Assuming we valued our plan assets and liabilities as of our year-end 2006, we estimate that our liability for pension benefits would not be significantly different.

SFAS No. 157, Fair Value Measures — This new standard defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This guidance applies to fair value measurements already required or permitted and will be effective for our first quarter 2008. Based on our current understanding, we do not expect that adoption will have a significant effect on our earnings or financial position.

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) — This interpretation clarifies the accounting for and disclosure of uncertainties associated with certain aspects of measurement and recognition of income taxes. This guidance lowers the recognition threshold from “more likely than not” to “reasonably possible”, changes the valuation method from a single amount to a probable weighted-average amount, and is effective for us beginning first quarter 2007. We do not expect that adoption will have a significant effect on our earnings or financial position.

FASB Staff Position No. AUG AIR-1, Accounting for Planned Major Maintenance Activities — This new pronouncement requires that planned major plant maintenance activities be deferred and amortized over future periods or expensed as incurred. It also prohibits the previously acceptable practices of accruing costs in advance and allocating the costs over the interim periods within the year in which they were incurred as required by APB 28, Interim Financial Reporting. This guidance will be effective for us beginning first quarter 2007 and will require retrospective application. Historically we have allocated the costs of the planned major maintenance over the year in which they were incurred. It is likely that we will adopt the deferral and amortization method of accounting for major maintenance. We do not expect that adoption will have a significant effect on our annual earnings or financial position. However, it is possible the effect could be significant to any one interim period.

SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity — The provisions of this standard that address the accounting for certain mandatorily redeemable non-controlling interests have been deferred indefinitely pending further FASB action. The deferred provisions would principally affect the way we account for minority interests in partnerships we control; the classification of such interests as liabilities, which we presently do; and accounting for changes in the fair value of the minority interest by a charge to earnings, which we currently do not do. While the effect of the deferred provisions would be dependent on the changes in the fair value of the partnerships’ net assets, it is possible that the future effects could be significant. Because the minority interests are not readily marketable, it is

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

difficult to determine their fair value. However, we believe the difference between the carrying value of the minority interests and their estimated fair value was not significant at year-end 2006 or 2005.

Note 2 — Capital Stock

In 2006, we repurchased 7.9 million shares of our common stock for $333 million, of which $24 million is included in other current liabilities that we settled after year-end. We repurchased 4.4 million shares under an August 4, 2006 Board of Directors authorization to repurchase up to six million shares and we repurchased 3.5 million shares which completed an August 5, 2005 Board of Directors’ authorization to repurchase six million shares. The 2006 repurchased shares were added to treasury stock at an average cost of $42.45 per share. In 2005, we repurchased 14.5 million shares of common stock for $536 million, of which $9 million was included in other current liabilities that we settled after year-end 2005. We repurchased 2.5 million shares under the August 5, 2005 Board of Directors’ authorization to repurchase up to six million shares and we repurchased 12 million shares which completed a February 4, 2005 Board of Directors’ authorization to repurchase up to 12 million shares.

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

Please read Note 6 for information about additional shares of common stock that could be issued under terms of our share-based compensation plans.

Note 3 — Fair Value of Financial Instruments

Carrying value and the estimated fair value of our financial instruments are:

	At Year-End
	2006		2005
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In millions)

Financial assets
Loans receivable	$9,617	$9,635	$9,845	$9,804
Securities held-to-maturity	4,853	4,852	5,558	5,512
Financial liabilities
Deposits	$9,479	$9,465	$9,194	$9,165
Federal Home Loan Bank borrowings	5,076	5,054	6,892	6,856
Fixed-rate, long-term debt	1,438	1,509	1,484	1,534
Other off-balance sheet instruments
Commitments to extend credit	$(7)	$(7)	$(7)	$(7)

Differences between carrying value and fair value are primarily due to instruments that provide fixed interest rates or contain fixed interest rate elements. Inherently, such instruments are subject to fluctuations in fair value due to subsequent movements in interest rates. The fair value of securities held-to-maturity and off-balance sheet instruments are based on quoted market prices where available or on financial models using

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

market-based inputs. We value other financial instruments using expected cash flows, discounted using rates that represent current rates for similar instruments. We excluded all other financial instruments from the table because they are either carried at fair value or have fair values that approximate their carrying amount due to their short-term nature or variable interest rates.

At year-end 2006, we had guaranteed joint venture obligations principally related to fixed-rate debt instruments totaling $73 million. The estimated fair value of these guarantees is not significant.

Note 4 —	Income Taxes

Income tax expense on income from continuing operations consist of:

	For the Year
	2006	2005	2004
	(In millions)

Current tax provision:
U.S. Federal	$(160)	$(18)	$(6)
State and other	(17)	(9)	(9)

	(177)	(27)	(15)

Deferred tax provision:
U.S. Federal	(37)	(58)	(51)
State and other	6	(1)	(1)

	(31)	(59)	(52)

Income tax expense	$(208)	$(86)	$(67)

Income taxes (paid) refunded, net	$(164)	$(44)	$(1)

In 2006, we entered into a settlement agreement with the U.S. Government to resolve pending tax litigation we filed to recover tax benefits promised to us in connection with our savings and loan acquisitions in 1988. Under the terms of the settlement agreement, we received a $95 million non-taxable cash payment for past and future tax benefits that would have been available to us had legislation enacted in 1993 not eliminated those tax benefits and $4 million of taxable interest income. In connection with the settlement, we incurred legal fees of $10 million, which were contingent upon the settlement. The net pre-tax gain related to this settlement was $89 million and is included in other non-operating income (expense).

Also in 2006, the Texas State Legislature enacted a new state margin tax to replace the existing franchise tax, which for us results in a lower overall State of Texas tax rate. As a result, we recognized a one-time, non-cash benefit of $6 million of which $2 million related to the reduction of previously provided deferred state income taxes and $4 million related to reducing the valuation allowance for Texas investment credits.

In 2005, we recognized a one-time tax benefit of $16 million as a result of the sale of our Pembroke, Canada MDF facility. In 2004, the Internal Revenue Service concluded its examination of our tax returns for the years 1997 through 2000, and we resolved several state income tax examinations. As a result, we recognized a one-time cash benefit of $20 million related to the refund of previously paid taxes plus related interest.

In 2006, the Internal Revenue Service completed the examinations of our tax returns for the years 2001 through 2003.

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings from continuing operations consist of:

	For the Year
	2006	2005	2004
	(In millions)

U.S.	$668	$255	$215
Non-U.S.	9	7	9

	$677	$262	$224

A reconciliation of the federal statutory rate to the effective income tax rate on continuing operations follows:

	For the Year
	2006	2005	2004

Federal statutory rate	35%	35%	35%
State, net of federal benefit	1	2	3
Foreign	—	—	1
Other	—	2	—

	36%	39%	39%
Settlement of tax litigation	(4)	—	—
State of Texas tax legislation	(1)	—	—
Sale of foreign subsidiary	—	(6)	—
Resolution and settlement of prior year tax examinations	—	—	(8)

Effective tax rate	31%	33%	31%

Significant components of deferred taxes are:

	At Year-End
	2006	2005
	(In millions)

Deferred Tax Liabilities:
Property, equipment, and intangible assets	$(330)	$(331)
Timber and timberland	(83)	(54)
Asset leasing	(12)	(16)
U.S. taxes on unremitted foreign earnings	(14)	(11)
Other	(38)	(42)

	(477)	(454)

Deferred Tax Assets:
Alternative minimum tax credits	—	18
Foreign and state net operating loss carryforwards	26	28
Pension and postretirement benefits	140	158
Employee benefits	59	36
Allowance for credit losses and bad debts	29	33
Accruals not deductible until paid	39	40
Other	38	29

Gross deferred tax assets	331	342
Less valuation allowance	(28)	(31)

	303	311

Net Deferred Tax Liability	$(174)	$(143)

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our foreign and state net operating loss carryforwards will expire from 2007 through 2025. A valuation allowance is provided for these foreign and state net operating loss carryforwards. We have not provided a deferred tax liability on $31 million of pre-1988 tax bad debt reserves.

Note 5 — Pension and Postretirement Plans

The annual expense of our benefit plans consists of:

	For the Year
	2006	2005	2004
	(In millions)

Defined contribution	$24	$22	$26
Defined benefit	47	50	50
Postretirement medical	9	8	10

	$80	$80	$86

Our qualified and supplemental defined contribution plans include 401(k) matching plans that cover substantially all employees, which are fully funded; a retirement plan that covers substantially all financial services employees, which is fully funded; and a supplemental plan for key financial services employees, which is unfunded.

Our defined benefit plans cover substantially all salaried and hourly employees within the parent company. Salaried and nonunion hourly employee benefits are based on compensation and years of service, while union hourly plans are based on negotiated benefits and years of service. Our policy is to fund our qualified defined benefit plans on an actuarial basis to accumulate assets sufficient to meet the benefits to be paid in accordance with ERISA requirements. However, from time to time we may make voluntary, discretionary contributions. Our supplemental defined benefit plan is unfunded.

Our postretirement medical plan provides medical benefits to eligible salaried and hourly employees who begin drawing retirement benefits immediately after termination of employment. Our postretirement plan provides for medical coverage, including a prescription drug subsidy, for certain participants. Our postretirement plan is funded to the extent of benefit payments.

Additional information about our defined benefit and postretirement medical plans follows.

Obligations and Funded Status

We measure the defined benefit and postretirement medical plans benefit obligation, value the plan assets, and determine funded status and annual expense as of September 30 of each year. The projected benefit obligation of our defined benefit plan represents the present value of benefits earned adjusted for projected future compensation increases to the date of retirement. The accumulated postretirement benefit obligation of our postretirement benefits plan represents the present value of benefits attributable to employee service periods. The projected benefit obligation and the accumulated postretirement benefit obligation are collectively referred to as benefit obligation. The fair value of plan assets represents the fair value, generally market value at September 30, of all plan assets. The funded status for the plans represents the difference between the benefit obligation and the fair value of the plan assets.

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the changes in the benefit obligation, plan assets, and funded status follows:

	For the Year
	Defined Benefits						Postretirement
	Qualified		Supplemental		Total		Benefits
	2006	2005	2006	2005	2006	2005	2006	2005
	(In millions)

Benefit obligation at October 1	$(1,300)	$(1,193)	$(51)	$(44)	$(1,351)	$(1,237)	$(155)	$(146)
Service cost	(27)	(24)	(1)	(1)	(28)	(25)	(2)	(2)
Interest cost	(71)	(70)	(2)	(2)	(73)	(72)	(8)	(8)
Plan amendments	(1)	(1)	—	—	(1)	(1)	—	—
Prior service costs	—	—	—	—	—	—	—	—
Actuarial gain (loss)	51	(73)	(4)	(6)	47	(79)	11	(11)
Benefits paid by the plan	64	61	2	2	66	63	18	14
Participant contributions	—	—	—	—	—	—	(3)	(2)

Benefit obligation at September 30	(1,284)	(1,300)	(56)	(51)	(1,340)	(1,351)	(139)	(155)

Fair value of plan assets at October 1	1,004	882	—	—	1,004	882	—	—
Actual return	94	123	—	—	94	123	—	—
Benefits paid by the plan	(64)	(61)	(2)	(2)	(66)	(63)	(19)	(14)
Contributions we made	60	60	2	2	62	62	16	12
Participant contributions	—	—	—	—	—	—	3	2

Fair value of plan assets at September 30	1,094	1,004	—	—	1,094	1,004	—	—

Funded status at September 30	(190)	(296)	(56)	(51)	(246)	(347)	(139)	(155)
Contributions we made after the annual measurement date	15	15	—	—	15	15	4	5

Funded status at year-end	$(175)	$(281)	$(56)	$(51)	$(231)	$(332)	$(135)	$(150)

Assets and (liabilities) included in the consolidated balance sheet and a reconciliation to funded status follows:

	At Year-End
	Defined		Postretirement
	Benefits		Benefits
	2006	2005	2006	2005
	(In millions)

Funded status	$(231)	$(332)	$(135)	$(150)
Unrecognized net loss	—	337	—	31
Unrecognized prior service cost	—	18	—	(18)
Additional minimum liability	—	(293)	—	—

Net liabilities recognized in the balance sheet	$(231)	$(270)	$(135)	$(137)

Amounts recognized in the balance sheet consist of:
Liability	$(231)	$(270)	$(135)	$(137)
Intangible asset	—	18	—	—
Accumulated other comprehensive loss:
Unrecognized net loss	$253	$—	$19	$—
Unamortized prior service cost	16	(18)	(16)	—
Additional minimum liability	—	293	—	—

Total accumulated other comprehensive loss	$269	$275	$3	$—

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additional Information

The accumulated benefit obligation of our defined benefit plan represents the present value of benefits earned without regard to projected future compensation increases. Our defined benefit plans have accumulated benefit obligations in excess of plan assets as follows:

	At Year-End
	2006	2005
	(In millions)

Projected benefit obligation	$(1,340)	$(1,351)

Accumulated benefit obligation	$(1,267)	$(1,290)
Fair value of plan assets	1,094	1,004
Contributions we made after the annual measurement date	15	15

Excess of accumulated benefit obligation over fair value of plan assets	$(158)	$(271)

Excess of accumulated benefit obligation over fair value of plan assets consists of:
Qualified plans	$(108)	$(221)
Supplemental plan	(50)	(50)

	$(158)	$(271)

Components of Net Periodic Benefit Expense and Other Amounts Recognized in Other Comprehensive Income

	For the Year
	Defined Benefits			Postretirement Benefits
	2006	2005	2004	2006	2005	2004
	(In millions)

Net periodic benefit expense
Service costs — benefits earned during the period	$28	$25	$24	$2	$2	$2
Interest cost on benefit obligation	73	72	71	8	8	9
Expected return on plan assets	(78)	(72)	(69)	—	—	—
Amortization of prior service costs	2	2	2	(2)	(2)	(3)
Amortization of actuarial net loss	22	23	22	1	—	2

Total net periodic benefit expense	47	50	50	9	8	10
Amounts recognized in other comprehensive income, pre-tax
Increase (decrease) in minimum pension liability	(95)	(6)	9	—	—	—

Total recognized in net periodic benefit expense and other comprehensive income, pre-tax	$(48)	$44	$59	$9	$8	$10

We estimate that our 2007 net periodic pension expense will be about $36 million, which includes $14 million of net loss and $2 million of prior service cost that will be amortized from accumulated other comprehensive loss. We estimate that our 2007 net periodic postretirement expense will be about $8 million, which includes $2 million of net loss that will be amortized from accumulated other comprehensive loss and a credit of $2 million for prior service cost that will be amortized from a gain component of the net accumulated other comprehensive loss.

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumptions

The assumptions we used to determine defined benefit obligations at the annual measurement date of September 30 were:

	Defined Benefits		Postretirement Benefits
	2006	2005	2006	2005

Discount rate	6.00%	5.50%	6.00%	5.50%
Rate of compensation increase	3.80%	3.70%	—	—

The assumptions we used to determine annual net periodic benefit expense were:

	Defined Benefits			Postretirement Benefits
	2006	2005	2004	2006	2005	2004

Discount rate	5.50%	6.00%	6.375%	5.50%	6.00%	6.375%
Expected return on plan assets	8.00%	8.50%	8.50%	—	—	—
Rate of compensation increase	3.70%	3.70%	3.40%	—	—	—

The discount rate is what we use to determine the present value of the benefit obligations. To arrive at this rate, we use the average of the Moody’s AA corporate bond rate for September of each year adjusted to reflect the effect of compounding. We believe that this rate is a reasonable proxy for the rate necessary to accumulate funds required to pay the benefits when due.

The expected long-term rate of return on plan assets is an assumption we make reflecting the anticipated weighted average rate of earnings on the plan assets over the long-term. To arrive at this rate, we developed estimates of the key components underlying capital asset returns including: market-based estimates of inflation, real risk-free rates of return, yield curve structure, credit risk premiums, and equity risk premiums. As appropriate, these components were used to develop benchmark estimates of expected long-term rates of return for each asset class, which were portfolio weighted. To reflect the active management approach we employ, a return premium of 0.25 percent was added to the weighted average benchmark portfolio return. Our actual return on plan assets was 10.0 percent in 2006, 15.0 percent in 2005, and 11.6 percent in 2004.

We used the 1994 Group Annuity Mortality Tables to determine benefit obligations and annual defined benefit expense.

The assumed health care cost trend rates we used to determine the expense of the postretirement benefit plans were:

	For the Year
	2006	2005

Health care trend rate assumed for the next year	8.0%	10.0%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	4.5%	4.5%
Year that the rate reaches the ultimate trend rate	2013	2012

These assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement benefit plans. For example, a one-percentage-point change in assumed health care cost trend rates would have the following effect:

	1 Percentage	1 Percentage
	Point Increase	Point Decrease
	(In millions)

Increase (decrease) in:
Total service and interest cost components	$1	$(1)
Accumulated postretirement benefit obligation	11	(10)

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan Assets

The defined benefit plan weighted-average asset allocations and the range of target allocations follow:

		Percentage of
	Range of	Plan Assets at
	Target	Year-End
	Allocations	2006	2005

Asset category:
Equity securities	50-61%	58%	56%
Debt securities	30-34%	33	36
Real estate	0-5%	2	2
Other	0-5%	7	6

		100%	100%

The defined benefit investment strategies have been developed as part of a comprehensive asset/liability management process that considers the interaction between both assets and liabilities of the plan. These strategies consider not only the expected risk and returns on plan assets, but also the detailed actuarial projections of liabilities as well as plan-level objectives such as projected contributions, expense, and funded status.

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

Equity securities include 761,996 shares of Temple-Inland common stock totaling $31 million or three percent of total plan assets as of the 2006 measurement date and $31 million or three percent of total plan assets as of the 2005 measurement date.

Cash Flows

We expect to contribute $60 million in cash to our qualified defined benefit plan and $13 million in cash to our postretirement benefit plans in 2007. We have no minimum 2007 funding requirement based on ERISA requirements. The $60 million expected to be contributed to the qualified defined benefit plan is anticipated voluntary, discretionary contributions. The postretirement benefit plan is not subject to minimum regulatory funding requirements. Since the postretirement benefit plans are unfunded, the expected $13 million contribution represents the estimated health claims to be paid for plan participants, net of retiree contributions in 2007.

At year-end 2006, the plans are expected to make the following benefit payments over the next ten years:

	Defined	Postretirement
	Benefits	Benefits
	(In millions)

2007	$70	$13
2008	74	12
2009	78	12
2010	82	12
2011	85	12
2012-2016	478	53

Note 6 —	Share-Based Compensation

We have shareholder approved share-based compensation plans that permit awards to key employees and non-employee directors in the form of restricted or performance units, restricted stock, or options to purchase shares of our common stock.

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We generally grant awards annually in February, and we use treasury stock to fulfill awards settled in common stock and stock option exercises. A summary of these plans follows:

Restricted or performance units

Restricted or performance units generally have a three-year term; vest after three years from the date of grant or the attainment of stated ROI based performance goals, generally measured over a three-year period; and are settled in cash or common stock as determined on the date of grant. The restricted and performance units provide for accelerated vesting upon retirement, death, disability, or if there is a change in control. We also have director awards and bonus deferral plans that can be settled in cash or stock. A summary of activity for 2006 follows:

		Weighted
		Average Grant	Aggregate
		Date Fair Value	Current
	Shares	Per Share	Value
	(In thousands)		(In millions)

Not vested beginning of 2006	744	$32
Granted	690	46
Vested	(1)	30
Forfeited	(25)	38

Not vested year-end 2006	1,408	39	$65

Not vested year-end 2006 subject to:
Time vesting requirements	649		$30
Performance requirements	759		35

	1,408		$65

Not vested year-end 2006 to be settled in:
Cash	878		$40
Stock	530		25

	1,408		$65

The fair value of units vested was less than $1 million in 2006, $1 million in 2005, and $1 million in 2004. The fair value of units vested and to be settled in cash was $17 million at year-end 2006 and is included in long-term liabilities. There were no awards settled in cash in 2006, 2005, or 2004.

Restricted stock

Restricted stock awards generally vest after three to six years, and provide for accelerated vesting upon retirement, death, disability, or if there is a change in control. Compensation costs are recognized ratably over the service period. There were no restricted stock awards granted in 2006. There were 665,480 restricted stock awards outstanding at year-end 2006 with a weighted average grant date fair value of $32.27 per share and an aggregate current value of $31 million or $46.03 per share. The fair value of restricted stock vested in 2006 was $1 million.

Stock options

Stock options have a ten-year term, generally become exercisable ratably over four years and provide for accelerated or continued vesting upon retirement, death, disability, or if there is a change in control. Options

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are granted with an exercise price equal to the market value of our common stock on the date of grant. A summary of activity for 2006 follows:

			Weighted	Aggregate
		Weighted	Average	Intrinsic Value
		Average	Remaining	(Current value
		Exercise Price	Contractual	less exercise
	Shares	Per Share	Term	price)
	(In thousands)		(In years)	(In millions)

Outstanding beginning of 2006	6,832	$28
Granted	1,123	46
Exercised	(1,789)	27
Forfeited	(154)	33

Outstanding year-end 2006	6,012	32	6	$192

Exercisable year-end 2006	3,314	28	5	$91

The intrinsic value of options exercised was $31 million in 2006, $24 million in 2005, and $15 million in 2004.

We estimated the fair value of the options granted using the Black-Scholes-Merton option-pricing model and the following assumptions:

	For the Year
	2006	2005	2004

Expected dividend yield	2.4%	2.3%	2.9%
Expected stock price volatility	25.1%	28.2%	28.8%
Risk-free interest rate	4.4%	4.2%	4.4%
Expected life of options in years	6	8	8
Weighted average estimated fair value of options granted	$11.50	$11.15	$8.34

The expected life of options is based on historical experience. The expected stock price volatility is based on historical prices of our common stock for a period corresponding to the expected life of the options with appropriate consideration given to current conditions and events. We use historical data to estimate pre-vesting forfeitures stratified into two groups based on job level.

Share-based compensation expense

Pre-tax share-based compensation expense consists of:

	For the Year
	2006	2005	2004
	(In millions)

Restricted or performance units-cash	$18	$3	$—
Restricted or performance units-stock	14	16	10
Stock options	14	7	4
401(k) match	—	5	21

Pre-tax share-based compensation expense	$46	$31	$35

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pre-tax share-based compensation expense is included in:

	For the Year
	2006	2005	2004
	(In millions)

Parent company
Cost of sales	$6	$5	$3
Selling expense	1	1	1
General and administrative	32	25	31

	39	31	35
Financial services
Noninterest expense, compensation and benefits	7	—	—

	$46	$31	$35

The amount of share-based compensation capitalized was not significant. In addition, we contributed treasury stock to fulfill our 401(k) matching obligation in 2004 and first quarter 2005.

The fair value of awards granted to retirement-eligible employees and expensed at the date of grant was $7 million in 2006, including $3 million related to restricted or performance units and $4 million related to stock options. The increase in share-based compensation from 2005 is due to an increase in our share price and the acceleration in expense related to retirement eligible employees.

Unrecognized share-based compensation for all awards not vested was $45 million at year-end 2006. It is likely that this cost will be recognized as expense over the next four years.

Note 7 — Earnings Per Share

We compute earnings per share by dividing income by weighted average shares outstanding using the following:

	For the Year
	2006	2005	2004
	(In millions)

Earnings for basic and diluted earnings per share:
Income from continuing operations	$469	$176	$157
Discontinued operations	(1)	—	3

Net income	$468	$176	$160

Weighted average shares outstanding:
Weighted average shares outstanding — basic	108.8	112.6	111.4
Dilutive effect of equity purchase contracts (Note 2)	—	0.4	—
Dilutive effect of stock options (Note 6)	2.0	1.5	1.0

Weighted average shares outstanding — diluted	110.8	114.5	112.4

Average common shares outstanding exclude unvested restricted shares.

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 — Accumulated Other Comprehensive Income (Loss)

The components of and changes in accumulated other comprehensive income (loss) were:

	Unrealized
	Gains (Losses)		Foreign
	on Available-	Defined	Currency
	For-Sale	Benefit	Translation	Derivative
	Securities	Plans	Adjustment	Instruments	Total
	(In millions)

Balance at beginning of year 2004	$10	$(166)	$(26)	$(3)	$(185)

Changes during the year	(8)	(9)	—	6	(11)
Deferred taxes on changes	3	4	—	(3)	4

Net change for 2004	(5)	(5)	—	3	(7)

Balance at year-end 2004	$5	$(171)	$(26)	$—	$(192)

Changes during the year	(4)	6	4	(1)	5
Deferred taxes on changes	1	(3)	—	—	(2)

Net change for 2005	(3)	3	4	(1)	3

Balance at year-end 2005	$2	$(168)	$(22)	$(1)	$(189)

Changes during the year	(1)	95	(2)	1	93
Deferred taxes on changes	—	(38)	—	—	(38)

Net change for 2006	(1)	57	(2)	1	55

Adoption of SFAS No. 158, net of deferred taxes of $35	—	(57)	—	—	(57)

Balance at year-end 2006	$1	$(168)	$(24)	$—	$(191)

Note 9 — Litigation, Environmental, and Other Contingencies

We are involved in various legal proceedings that arise from time to time in the ordinary course of doing business and believe that adequate reserves have been established for any probable losses.

We are a defendant in litigation alleging a civil violation of Section 1 of the Sherman Act. We and the other defendants have entered into various settlement agreements that resolved the class action portion of this litigation and the majority of the opt-out claims. Our payments under the settlement agreements have totaled $13 million of which $5 million was paid in 2005 and $8 million was paid in 2003. The first trial of any of the remaining claims is presently scheduled for first quarter 2008. We have established a reserve for the remaining cases of $13 million, which is included in accrued expenses.

Liabilities in connection with environmental remediation arise from time to time in the ordinary course of doing business and we believe we have established adequate reserves for any probable losses. As of year-end 2006, we had $13 million reserved for environmental remediation.

We do not believe that the outcome of any of these proceedings should have a significant adverse effect on our financial position, long-term results of operations, or cash flows. It is possible, however, that charges related to these matters could be significant to our results or cash flows in any one accounting period.

Note 10 — Segment Information

We have four business segments: corrugated packaging, forest products, real estate, and financial services. Corrugated packaging manufactures containerboard and corrugated packaging. Forest products manages our timber resources and manufactures a variety of building products. Real estate entitles and develops real estate projects that we own directly, including our higher and better use timberland, or indirectly through ventures. Financial services operates a savings bank and an insurance agency.

We evaluate performance based on operating income before unallocated expenses and income taxes. Unallocated expenses represent expenses managed on a company-wide basis and include corporate general and

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

administrative expense; share-based compensation; other operating and non-operating income (expense); and parent company interest expense. Other operating income (expense) includes gain or loss on sale of assets, asset impairments and unusual expenses. The accounting policies of the segments are the same as those described in the accounting policy notes to the financial statements. Intersegment sales are recorded at market prices. Intersegment sales and shared service expense allocations are netted in costs and expenses.

					Expenses Not
					Allocated to
	Corrugated	Forest	Real	Financial	Segments and
	Packaging	Products	Estate	Services	Eliminations		Total
	(In millions)

For the year or at year-end 2006:
Revenues from external customers	$2,977	$1,237	$175	$1,169	$—		$5,558
Depreciation and amortization	153	60	2	22	14		251
Equity income from joint ventures	8	3	19	—	—		30
Income (loss) before taxes	255	312	62	222	(174	)(a)	677
Financial services, net interest income	—	—	—	412	—		412
Total assets	2,284	1,011	544	16,251	323		20,413
Investment in equity method investees and joint ventures	11	22	90	—	—		123
Capital expenditures and reforestation	117	66	3	43	22		251
Goodwill	236	129	—	141	—		506

For the year or at year-end 2005:
Revenues from external customers	$2,825	$1,040	$113	$983	$—		$4,961
Depreciation and amortization	160	49	3	26	11		249
Equity income from joint ventures	11	28	16	—	—		55
Income (loss) before taxes	120	219	44	201	(322	)(a)	262
Financial services, net interest income	—	—	—	396	—		396
Total assets	2,318	866	422	17,691	333		21,630
Investment in equity method investees and joint ventures	11	36	76	—	—		123
Capital expenditures and reforestation	126	75	—	41	21		263
Goodwill	236	—	—	159	—		395

For the year or at year-end 2004:
Revenues from external customers	$2,736	$972	$152	$988	$—		$4,848
Depreciation and amortization	159	54	3	29	9		254
Equity income from joint ventures	7	21	9	—	—		37
Income (loss) before taxes	96	196	36	195	(299	)(a)	224
Financial services, net interest income	—	—	—	406	—		406
Total assets	2,459	919	381	16,122	263		20,144
Investment in equity method investees and joint ventures	13	33	54	—	—		100
Capital expenditures and reforestation	146	45	—	41	30		262
Goodwill	236	—	—	146	—		382

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	Expenses not allocated to segments consists of:

	For the Year
	2006	2005	2004
	(In millions)

General and administrative	$(107)	$(91)	$(79)
Share-based compensation	(46)	(26)	(14)
Other operating income (expense)	15	(90)	(76)
Other non-operating income (expense)	92	—	—
Parent company interest	(128)	(115)	(130)

	$(174)	$(322)	$(299)

Other operating income (expense) applies to:
Corrugated packaging	$(21)	$(38)	$(19)
Forest products	42	(27)	(12)
Real estate	—	—	—
Financial services	(11)	(5)	(34)
Unallocated	5	(20)	(11)

	$15	$(90)	$(76)

Please read Note G to the parent company summarized financial statements and Note L to the financial services summarized financial statements for further information about other operating income (expense).

Revenues and property and equipment based on the location of our operations were:

	For the Year
Geographic Information	2006	2005	2004
	(In millions)

Revenues from external customers:
United States	$5,382	$4,778	$4,664
Mexico	176	156	132
Canada(a)	—	27	52

	$5,558	$4,961	$4,848

	At Year-End
	2006	2005	2004
	(In millions)

Property and equipment:
United States	$1,816	$1,787	$1,810
Mexico	37	38	39
Canada(a)	—	1	56

	$1,853	$1,826	$1,905

(a)	In 2005, we sold our MDF facility located in Pembroke, Canada, as a result, we have no significant assets or ongoing operations in Canada.

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 — Summary of Quarterly Results of Operations (Unaudited)

Selected quarterly financial results for 2006 and 2005 were:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In millions, except per share)

2006
Total revenues	$1,384	$1,433	$1,409	$1,332
Manufacturing and real estate net revenues	1,101	1,134	1,115	1,039
Manufacturing and real estate gross profit	187	228	220	186
Financial services income before taxes	46	55	56	47

Income from continuing operations(a)	$76	$192	$96	$105
Discontinued operations	—	—	—	(1)

Net income	$76	$192	$96	$104

Earnings per share
Basic:
Income from continuing operations	$0.68	$1.75	$0.88	$1.00
Discontinued operations	—	—	—	(0.01)

Net income	$0.68	$1.75	$0.88	$0.99

Diluted:
Income from continuing operations	$0.67	$1.71	$0.87	$0.98
Discontinued operations	—	—	—	(0.01)

Net income	$0.67	$1.71	$0.87	$0.97

(a)	Income from continuing operations includes the following items:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In millions)

Other operating income (expense):
Closures and sales of converting and production facilities and sales of non-strategic assets	$—	$(1)	$(4)	$(7)
Hurricane related insurance recoveries	—	—	—	2
Litigation	—	—	(4)	(2)
Softwood Lumber Agreement	—	—	—	42
Financial services repositioning activities	(3)	(7)	(2)	1

	$(3)	$(8)	$(10)	$36

Other non-operating income (expense):
Tax litigation settlement	$—	$89	$—	$—
Interest and other income	—	2	1	—

	$—	$91	$1	$—

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In millions, except per share)

2005
Total revenues	$1,221	$1,274	$1,238	$1,228
Manufacturing and real estate net revenues	999	1,035	981	963
Manufacturing and real estate gross profit	148	163	126	103
Financial services income before taxes	42	47	61	46

Income from continuing operations(a)	$45	$68	$37	$26
Discontinued operations	—	1	1	(2)

Net income	$45	$69	$38	$24

Earnings per share(b):
Basic:
Income from continuing operations	$0.40	$0.60	$0.33	$0.23
Discontinued operations	—	0.01	0.01	(0.02)

Net income	$0.40	$0.61	$0.34	$0.21

Diluted:
Income from continuing operations	$0.39	$0.59	$0.32	$0.23
Discontinued operations	—	0.01	0.01	(0.02)

Net income	$0.39	$0.60	$0.33	$0.21

(a)	Income from continuing operations includes the following items:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In millions)

Other operating income (expense):
Closures and sales of converting and production facilities and sales of non-strategic assets	$(11)	$(28)	$(5)	$(9)
Hurricane related costs	—	—	(16)	—
Litigation	(7)	(1)	(5)	—
Contract termination	—	—	—	4
Financial services repositioning activities	—	—	—	(5)
Other charges	(6)	—	(1)	—

	$(24)	$(29)	$(27)	$(10)

Other non-operating income (expense):
Charges related to early repayment of debt	$—	$—	$—	$(6)
Interest and other income	1	1	1	3

	$1	$1	$1	$(3)

(b)	The sum of earnings per share for the quarters does not equal earnings per share for the year due to the use of average shares outstanding for each period.

Note 12 — Subsequent Events

On February 2, 2007, our Board of Directors increased the quarterly dividend rate to $0.28 per share from $0.25 per share. In addition, our Board of Directors authorized the repurchase of up to five million shares of common stock. This new authorization is in addition to the 1.6 million shares remaining to be purchased under an August 2006 repurchase program.

PARENT COMPANY (TEMPLE-INLAND INC.
AND OUR MANUFACTURING AND REAL ESTATE SUBSIDIARIES)

SUMMARIZED BALANCE SHEETS

	At Year-End
	2006	2005
	(In millions)

ASSETS
Current Assets
Cash and cash equivalents	$38	$13
Trade receivables, net of allowance for doubtful accounts of $14 in 2006 and $14 in 2005	452	411
Inventories:
Work in process and finished goods	109	95
Raw materials	211	224
Supplies and other	115	106

Total inventories	435	425
Prepaid expenses and other	72	94

Total current assets	997	943
Investment in Financial Services	1,015	1,017
Timber and Timberland	358	394
Real Estate	512	403
Property and Equipment
Land and buildings	648	619
Machinery and equipment	3,402	3,337
Construction in progress	82	62
Less allowances for depreciation	(2,493)	(2,385)

Total property and equipment	1,639	1,633
Goodwill	365	236
Assets Held for Sale	20	34
Other Assets	311	341

TOTAL ASSETS	$5,217	$5,001

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$230	$200
Accrued employee compensation and benefits	128	101
Accrued interest	32	19
Accrued property taxes	23	27
Other accrued expenses	134	136
Liabilities of discontinued operations	7	9
Current portion of long-term debt	19	12
Current portion of pension and postretirement benefits	15	—

Total current liabilities	588	504
Long-Term Debt	1,628	1,599
Deferred Income Taxes	198	165
Liability for Pension Benefits	229	270
Liability for Postretirement Benefits	122	137
Other Long-Term Liabilities	263	246

Total liabilities	3,028	2,921
Shareholders’ Equity	2,189	2,080

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,217	$5,001

Please read the notes to the parent company summarized financial statements.

PARENT COMPANY (TEMPLE-INLAND INC.
AND OUR MANUFACTURING AND REAL ESTATE SUBSIDIARIES)

SUMMARIZED STATEMENTS OF INCOME

	For the Year
	2006	2005	2004
	(In millions)

NET REVENUES	$4,389	$3,978	$3,860

COSTS AND EXPENSES
Cost of sales	(3,568)	(3,438)	(3,358)
Selling	(139)	(122)	(134)
General and administrative	(224)	(207)	(170)
Other operating income (expense)	51	(30)	(5)

	(3,880)	(3,797)	(3,667)

	509	181	193
FINANCIAL SERVICES EARNINGS	204	196	161

OPERATING INCOME	713	377	354
Interest expense	(128)	(115)	(130)
Other non-operating income (expense)	92	—	—

INCOME FROM CONTINUING OPERATIONS BEFORE TAXES	677	262	224
Income tax expense	(208)	(86)	(67)

INCOME FROM CONTINUING OPERATIONS	469	176	157
Discontinued operations	(1)	—	3

NET INCOME	$468	$176	$160

Please read the notes to the parent company summarized financial statements.

PARENT COMPANY (TEMPLE-INLAND INC.
AND OUR MANUFACTURING AND REAL ESTATE SUBSIDIARIES)

SUMMARIZED STATEMENTS OF CASH FLOWS

	For the Year
	2006	2005	2004
	(In millions)

CASH PROVIDED BY (USED FOR) OPERATIONS
Net income	$468	$176	$160
Adjustments:
Depreciation and amortization	229	223	225
Non-cash share-based compensation	39	31	35
Non-cash pension and postretirement expense	56	58	60
Cash contribution to pension and postretirement plans	(76)	(76)	(30)
Deferred income taxes	29	42	63
Net earnings of financial services	(130)	(124)	(101)
Dividends from financial services	135	25	100
Earnings of joint ventures	(30)	(55)	(37)
Dividends from joint ventures	13	49	24
Non-cash real estate cost of sales	65	35	26
Real estate development expenditures	(123)	(47)	(43)
Tax benefit of stock options exercised	—	7	5
Other	(5)	76	34
Changes in:
Receivables	(28)	(16)	(45)
Inventories	(10)	—	(52)
Accounts payable and accrued expenses	32	5	(5)
Prepaid expenses and other	20	(1)	(9)

	684	408	410

CASH PROVIDED BY (USED FOR) INVESTING
Capital expenditures	(190)	(192)	(202)
Reforestation and net acquisition of timber and timberland	(18)	(30)	(19)
Sales of non-strategic assets and operations and proceeds from sale of property and equipment	65	50	77
Acquisitions, net of cash acquired, and joint ventures	(133)	(19)	(13)
Other	1	2	—

	(275)	(189)	(157)

CASH PROVIDED BY (USED FOR) FINANCING
Payments of debt	(47)	(524)	(137)
Borrowings under accounts receivable securitization facility, net	133	15	(15)
Borrowings under revolving credit facility, net	(133)	—	—
Change in book overdrafts	2	(13)	1
Payments of other long-term liabilities	—	—	(64)
Other additions to debt	27	528	22
Cash dividends paid to shareholders	(108)	(102)	(136)
Repurchase of common stock	(318)	(527)	—
Exercise of options	47	48	62
Tax benefit of stock options exercised	10	—	—
Settlement of equity purchase contracts	—	345	—
Other	(4)	—	—

	(391)	(230)	(267)

Effect of exchange rate changes on cash and cash equivalents	—	—	—
Discontinued operations, principally operating activities	7	2	(24)

Net increase (decrease) in cash and cash equivalents	25	(9)	(38)
Cash and cash equivalents at beginning of year	13	22	60

Cash and cash equivalents at year-end	$38	$13	$22

Please read the notes to the parent company summarized financial statements.

PARENT COMPANY (TEMPLE-INLAND INC. AND
OUR MANUFACTURING AND REAL ESTATE SUBSIDIARIES)

NOTES TO SUMMARIZED FINANCIAL STATEMENTS

Note A — Summary of Significant Accounting Policies

Basis of Presentation

Our parent company summarized financial statements include the accounts of Temple-Inland and our manufacturing and real estate subsidiaries. We include our financial services subsidiaries using the equity method because almost all of the net assets invested in financial services are subject to regulatory rules and restrictions, including restrictions on the payment of dividends to the parent company. These summarized financial statements are an integral part of our consolidated financial statements, which are our primary financial statements. You should read these summarized financial statements along with our consolidated financial statements and our financial services summarized financial statements.

Inventories

We carry inventories at the lower of cost or market. We determine cost using principally the average cost method, which approximates the first-in, first-out method.

In 2006, we began applying the guidance in Emerging Issues Task Force (EITF) Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty. This guidance requires that non-monetary exchanges of similar inventory be valued at the carrying value of the inventory given up instead of the fair value of the inventory received and is applied to exchange agreements entered into or renewed subsequent to first quarter 2006. Our corrugated packaging segment enters into these agreements that generally represent the exchange of linerboard we manufacture for corrugated medium manufactured by others. We include these exchanges in cost of sales. The effect of applying this guidance was to increase cost of sales in 2006 by $7 million. We expect a lesser effect in 2007 as our existing exchange agreements are renewed.

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

		Carrying
		Value
	Estimated	At Year-End
Classification	Useful Lives	2006
		(In millions)

Land and land improvements	N/A	$52
Buildings and building improvements	10 to 40 years	299
Machinery and equipment:
Paper machines	22 years	655
Mill equipment	5 to 25 years	78
Converting equipment	5 to 15 years	363
Other production equipment	5 to 25 years	51
Transportation equipment	3 to 20 years	42
Office and other equipment	2 to 10 years	17
Construction in progress	N/A	82

		$1,639

We include in property and equipment $82 million of assets subject to capital leases. We depreciate these assets and any improvements to leased assets using the straight-line method over the shorter of their lease term or their estimated useful lives. We expense operating leases ratably over the lease term.

PARENT COMPANY (TEMPLE-INLAND INC.
AND OUR MANUFACTURING AND REAL ESTATE SUBSIDIARIES)

NOTES TO SUMMARIZED FINANCIAL STATEMENTS — (Continued)

Timber and Timberland

We carry timber and timberland at cost, less the cost of timber cut. We capitalize the costs we pay to purchase timber and timberland, and we allocate that cost to the timber, timberland, and if applicable, mineral rights, based on estimated relative fair values, which in the case of significant purchases, we base on third-party appraisals.

We expense the cost of timber cut based on the relationship of the timber carrying value to the estimated volume of recoverable timber multiplied by the amount of timber cut. We include the cost of timber cut in depreciation expense. We determine the estimated volume of recoverable timber using statistical information and other data related to growth rates and yields gathered from physical observations, models, and other information gathering techniques. Changes in yields are generally due to adjustments in growth rates and similar matters and are accounted for prospectively as changes in estimates. We capitalize reforestation costs incurred in developing viable seedling plantations (up to two years from planting), such as site preparation, seedlings, planting, fertilization, insect and wildlife control, and herbicide application. We expense all other costs, such as property taxes and costs of forest management personnel, as incurred. Once the seedling plantation is viable, we expense all costs to maintain the viable plantations, such as fertilization, herbicide application, insect and wildlife control, and thinning, as incurred. We capitalize costs incurred to initially build roads as land improvements, and we expense as incurred costs to maintain these roads.

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

Revenue

We recognize product revenue upon passage of title, which occurs at the time the product is delivered to the customer, the price is fixed and determinable, and we are reasonably sure of collection. Other revenue, which is not significant, is recognized when the service has been performed, the value is determinable, and we are reasonably sure of collection.

We include the amounts billed to customers for shipping in net revenues and the related costs in cost of sales.

We exclude from revenue, amounts we collect from customers that represent sales tax or other taxes that are based on the sale. These amounts are included in other accrued expenses until paid.

Real Estate

We carry properties held for sale at the lower of cost or fair value less cost to sell. Generally we capitalize interest costs and property taxes, as well as improvements and other development costs, during the development period. We determine the cost of land sold using the relative fair value method.

We recognize gains from sales of real estate when a sale is consummated, the buyer’s initial investment is adequate, any receivables are probable of collection, and the usual risks and rewards of ownership have been transferred to the buyer. If we determine that the earnings process is not complete, we defer recognition of any gains until earned.

PARENT COMPANY (TEMPLE-INLAND INC.
AND OUR MANUFACTURING AND REAL ESTATE SUBSIDIARIES)

NOTES TO SUMMARIZED FINANCIAL STATEMENTS — (Continued)

Note B — Long-Term Debt

Long-term debt consists of:

	At Year-End
	2006	2005
	(In millions)

Borrowings under bank credit agreements — average interest rate of 5.89% in 2006 and 4.88% in 2005	$12	$3
Accounts receivable securitization facility — average interest rate of 5.05% in 2006 and 3.28% in 2005	164	31
6.75% Notes, payable in 2009	300	300
7.875% Senior notes, payable in 2012, net of discounts	498	498
6.375% Senior notes, payable in 2016, net of discounts	249	249
6.625% Senior notes, payable in 2018, net of discounts	248	248
Revenue bonds, payable 2007 through 2024 — average interest rate of 5.75% in 2006 and 5.92% in 2005	65	96
Other indebtedness due through 2011 — average interest rate of 7.53% in 2006 and 6.30% in 2005	111	186

	1,647	1,611
Less current portion of long-term debt	(19)	(12)

	$1,628	$1,599

At year-end 2006, we had $850 million in committed credit agreements. These committed agreements include a $750 million credit agreement that expires in 2011. The remaining $100 million of credit agreements expire at varying dates in 2008 and 2010. At year-end 2006, our unused capacity under these facilities was $832 million.

At year-end 2006, we had a $250 million accounts receivable securitization facility that expires in 2009. Under this facility, a wholly-owned subsidiary purchases, on an on-going basis, substantially all our manufacturing trade receivables. As we need funds, the subsidiary draws under its revolving credit arrangement, pledges the trade receivables as collateral, and remits the proceeds to us. In the event of liquidation of the subsidiary, its creditors would be entitled to satisfy their claims from the subsidiary’s assets prior to distributions back to us. At year-end 2006, the subsidiary owned $381 million in net trade receivables against which it had borrowed $164 million under this facility. At year-end 2006, the unused capacity under this facility was $71 million. We include this subsidiary in our parent company and consolidated financial statements.

Our debt agreements, accounts receivable securitization facility, and credit agreements contain terms, conditions, and financial covenants customary for such agreements including minimum levels of interest coverage and limitations on leverage. At year-end 2006, we had complied with the terms, conditions, and financial covenants of these agreements. None of our credit agreements or the accounts receivable securitization facility are restricted as to availability based on the ratings of our long-term debt. Our long-term debt is currently rated investment grade. At year-end 2006, property and equipment having a book value of $2 million were subject to liens in connection with $15 million of debt.

Maturities of our debt during the next five years are (in millions): 2007 — $19; 2008 — $95;
2009 — $491; 2010 — $1; 2011 — $22; and thereafter — $1,019. We have classified $55 million of 2007 stated maturities as long-term based on our intent and ability to refinance them on a long-term basis.

In December 2005, we issued $250 million 6.375% senior notes due 2016 and $250 million 6.625% senior notes due 2018. The proceeds of these issues were used to complete a cash tender offer for $85 million of 8.13% to 8.38% notes payable in 2006 and $340 million of 5.003% senior notes payable in 2007 associated with Upper DECSsm and to pay down other indebtedness. We incurred $6 million in costs related to these tender offers, which was included in other non-operating (income) expense.

PARENT COMPANY (TEMPLE-INLAND INC.
AND OUR MANUFACTURING AND REAL ESTATE SUBSIDIARIES)

NOTES TO SUMMARIZED FINANCIAL STATEMENTS — (Continued)

We capitalized and deducted from interest expense interest incurred on major construction, information technology, and real estate development projects of $1 million in 2006, $1 million in 2005, and $1 million in 2004. We paid interest of $110 million in 2006, $116 million in 2005, and $128 million in 2004.

Note C — Manufacturing Joint Ventures

Our significant manufacturing joint venture investments at year-end 2006 are: Del-Tin Fiber LLC, a 50 percent owned venture that produces medium density fiberboard in El Dorado, Arkansas; and Premier Boxboard Limited LLC, a 50 percent owned venture that produces gypsum facing paper and corrugating medium in Newport, Indiana. The joint venture partner in each of these ventures is a publicly-held company unrelated to us. In January 2006, we purchased our partner’s 50 percent interest in Standard Gypsum LP. As a result, beginning in 2006, we include all of its assets and liabilities, results of operations, and cash flow in our parent company and consolidated financial statements. Please read Note E to the parent company financial statements for additional information.

Combined summarized financial information for these joint ventures follows:

	At Year-End
	2006	2005
	(In millions)

Current assets	$26	$64
Total assets	241	350
Current liabilities(a)	24	93
Long-term debt	90	102
Equity	127	155
Our investment in joint ventures:
50 percent share in joint ventures’ equity	$63	$77
Unamortized basis difference	(32)	(35)
Other	—	3

Investment in joint ventures	$31	$45

(a)	Includes current maturities of debt of $6 million in 2006 and $56 million in 2005.

	For the Year
	2006	2005	2004
	(In millions)

Net revenues	$192	$378	$328
Operating income	24	85	61
Earnings	17	74	51
Our equity in earnings:
50 percent share of earnings	$8	$37	$26
Amortization of basis difference	3	2	2

Equity in earnings of joint ventures	$11	$39	$28

We and our joint venture partners contribute to these ventures and receive distributions from them equally. In 2006, we contributed $3 million to these ventures and received $12 million in distributions, in 2005 we contributed $5 million and received $43 million in distributions, and in 2004 we contributed $2 million and received $20 million in distributions.

Our investment in these joint ventures is included in other assets, and our equity in their earnings is included in other operating income (expense). Our investment in and our equity in their earnings differs from

PARENT COMPANY (TEMPLE-INLAND INC.
AND OUR MANUFACTURING AND REAL ESTATE SUBSIDIARIES)

NOTES TO SUMMARIZED FINANCIAL STATEMENTS — (Continued)

our 50 percent interest due to the difference between the fair value of net assets contributed to the Premier Boxboard joint venture and our carrying value of those assets. When we contributed the Newport, Indiana, corrugating medium mill and its associated debt to the Premier Boxboard joint venture in 2000, the fair value of the net assets exceeded our carrying value by $55 million. The joint venture recorded the contributed assets at fair value. We did not recognize a gain as a result of the contribution of assets, thus creating a difference in the carrying value of our investment and our underlying equity in the venture. We are amortizing this difference over the same period as the underlying mill assets are being depreciated by the joint venture to reflect depreciation of the mill as if it were consolidated by us at its historical carrying value. At year-end 2006, the unamortized basis difference was $32 million.

We provide marketing services to the Del-Tin joint venture, and prior to 2006, we provided marketing and management services to the Standard Gypsum joint venture. Fees for these services were $3 million in 2006, $8 million in 2005 and $6 million in 2004 and are included as a reduction of cost of sales and selling expense. We also purchase, at market rates, finished products from the Premier Boxboard joint venture, which aggregated $62 million in 2006, $40 million in 2005, and $50 million in 2004.

In 2005, we sold about 7,000 acres of timber and timberland to a joint venture in which our real estate segment owns 50 percent and an unrelated public company owns the other 50 percent. This acreage was sold pursuant to the terms of a long-standing option agreement, which was about to expire. The joint venture intends to hold the land for future development and sale. We recognized about half of the $10 million gain in income in 2005. We anticipate recognizing the remainder in the future as the venture sells this land.

Note D — Real Estate

Our real estate consists of:

	At Year-End
	2006	2005
	(In millions)

Entitled, developed, and under development land	$255	$198
Land held for investment or future development	142	104
Investment in real estate ventures	90	76
Income producing properties, net of accumulated depreciation	25	25

	$512	$403

At year-end 2006, we had ownership interests generally ranging from 25 to 50 percent in a number of real estate ventures that we account for using the equity method. Our investment in these ventures is included in real estate and our equity in their earnings is included in other operating income (expense). We provide development services for some of these ventures for which we receive a fee. We have not recognized significant fees for these services.

PARENT COMPANY (TEMPLE-INLAND INC.
AND OUR MANUFACTURING AND REAL ESTATE SUBSIDIARIES)

NOTES TO SUMMARIZED FINANCIAL STATEMENTS — (Continued)

Combined summarized financial information for our real estate ventures follows:

	At Year-End
	2006	2005
	(In millions)

Real estate	$186	$184
Total assets	281	240
Borrowings, principally non-recourse	66	76
Total liabilities	84	77
Equity	197	163
Our investment in real estate ventures:
Our share of their equity	$97	$84
Unrecognized deferred gain(a)	(7)	(8)

Investment in real estate ventures	$90	$76

(a)	In 2003, we contributed real estate with a $15 million carrying value to a newly-formed partnership in exchange for $15 million cash and a 50 percent interest in the partnership. We deferred the $15 million gain on the sale and are recognizing it as the partnership sells the real estate to third parties. We recognized $1 million in 2006, $2 million in 2005, and $2 million in 2004.

	For the Year
	2006	2005	2004
	(In millions)

Revenues	$129	$175	$106
Earnings	36	92	29
Our equity in their earnings	19	16	9

Beginning in 2006, we eliminated our historic one-month lag in accounting for our investment in our two largest real estate ventures as financial information became more readily available. The one-time effect of eliminating this one-month lag was to increase our equity in earnings for 2006 by about $1 million.

Note E — Acquisitions

In January 2006, we purchased for $150 million our partner’s 50 percent interest in Standard Gypsum LP, which manufactured and sold gypsum wallboard. We also paid off the partnership’s $56 million credit agreement, of which $28 million related to the purchased interest. We financed this purchase with borrowings under our revolving credit facilities. We believe that this acquisition will allow us to continue to generate earnings and returns from our gypsum wallboard operations, as these operations are low cost and are located near fast growing markets.

We no longer maintain Standard Gypsum as a separate legal entity and include all of its assets and liabilities, results of operations, and cash flows in our consolidated financial statements and parent company summarized financial statements. Previously we had accounted for our interest in Standard Gypsum using the equity method. We allocated the purchase price to the 50 percent of the assets acquired and liabilities assumed based on our estimates of their fair value at the date of acquisition. We based these estimates of fair values on independent appraisals and other information. Goodwill is allocated to the forest products segment, and we anticipate that all of the goodwill will be deductible for income tax purposes. The other 50 percent of the assets and liabilities, which we already owned were included at their carrying value.

PARENT COMPANY (TEMPLE-INLAND INC.
AND OUR MANUFACTURING AND REAL ESTATE SUBSIDIARIES)

NOTES TO SUMMARIZED FINANCIAL STATEMENTS — (Continued)

A summary of the net assets at the date of acquisition (50 percent at fair value and 50 percent at carrying value) follows:

Total
(In millions)

Current assets	$35
Property and equipment	74
Goodwill	129

Total assets	238

Current liabilities	(13)
Current portion of long-term debt	(56)

Total liabilities	(69)

Net assets at date of acquisition	$169

Unaudited pro forma information assuming this acquisition and related financing had occurred at the beginning of 2005 would have resulted in parent company revenues of $4,175 million, income from continuing operations of $190 million, and income from continuing operations per diluted share of $1.66.

We derived these pro forma results by adjusting for the effects of the purchase price allocations and financing described above. These pro forma results are not necessarily an indication of what would have occurred if the acquisition and financing had been completed at the beginning of 2005 and are not intended to be indicative of future results.

Note F — Assets Held for Sale

Assets held for sale include assets of discontinued operations and other non-strategic assets held for sale.

At year-end 2006, the discontinued operations consist of the chemical business obtained in the 2002 acquisition of Gaylord. The disposition of the Gaylord chemical business has been delayed primarily due to its class action litigation that was settled in 2004. We anticipate that this operation will be sold in 2007. The assets and liabilities of discontinued operations include:

	At Year-End
	2006	2005
	(In millions)

Working capital	$6	$5
Property and equipment	2	8

Revenues from discontinued operations were $23 million in 2006, $22 million in 2005, and $17 million in 2004. Discontinued operations lost $1 million in 2006, broke-even in 2005, and made $3 million in 2004. Discontinued operations in 2006 included a $6 million pre-tax asset impairment charge related to the anticipated disposal of the operation. Discontinued operations in 2005 included a pre-tax charge of $3 million related to estimated environmental remediation issues at the chemical business. Discontinued operations in 2004 included pre-tax items of: a $2 million gain from the early settlement of a note we received in the 2003 sale of the retail bag business; a $2 million charge for workers compensation liabilities related to the retail bag business; a $5 million charge to adjust the carrying value of assets to current estimates of fair value less cost to sell related to the chemical business; and a $10 million gain from the settlement of environmental and other indemnifications we provided in the 1999 sale of our bleached paperboard mill.

The carrying value of non-strategic assets held for sale was $5 million at year-end 2006 and $12 million at year-end 2005.

PARENT COMPANY (TEMPLE-INLAND INC.
AND OUR MANUFACTURING AND REAL ESTATE SUBSIDIARIES)

NOTES TO SUMMARIZED FINANCIAL STATEMENTS — (Continued)

Note G — Other Operating Income (Expense)

	For the Year
	2006	2005	2004
	(In millions)

Equity in earnings of manufacturing joint ventures	$11	$39	$28
Equity in earnings of real estate ventures	19	16	9
Closures and sales of converting and production facilities and sales of non-strategic assets	(12)	(53)	(27)
Softwood Lumber Agreement	42	—	—
Hurricane related costs, and in 2006, related insurance recoveries	2	(16)	—
Litigation	(6)	(13)	—
Contract termination	—	4	—
Consolidation of administrative functions	—	—	(11)
Other charges	(5)	(7)	(4)

	$51	$(30)	$(5)

We continue our efforts to enhance return on investment by lowering costs, improving operating efficiencies, and increasing asset utilization. As a result, we continue to review operations that are unable to meet return objectives and determine appropriate courses of action, including consolidating and closing facilities and selling under-performing assets.

In 2006, we sold one of our corrugated packaging converting facilities, sold certain non-strategic assets, and finalized our estimates of losses related to the prior year’s closures. In addition, we increased accruals for ongoing environmental remediation at the Antioch, California paper mill site closed in connection with our acquisition of Gaylord in 2002. As a result of these actions, we recognized losses of $12 million. Also in 2006, we received $42 million in connection with the Softwood Lumber Agreement between the U.S. and Canada, and we received $2 million of insurance proceeds related to cost incurred in connection with the 2005 hurricanes.

In 2005, we closed four corrugated packaging facilities, sold our Pembroke, Canada MDF facility, and effected other workforce reductions. These actions affected approximately 500 employees. As a result, we recognized losses of $53 million, including $38 million in impairments and losses on sales, $8 million in severance and retention obligations, and $7 million in other exit costs. The loss on the sale of the Pembroke MDF facility was $25 million, and other exit costs associated with the sale were $1 million. As a result of the sale of the Pembroke facility, we recognized a one-time tax benefit of $16 million. Also in 2005, Hurricanes Katrina and Rita adversely affected our operations. In addition to being forced to curtail production and incur start up costs at several facilities, we recognized losses and unusual expenses of $16 million, including $7 million in impairments related to our Texas and Louisiana forests, $6 million in facility damages, and $3 million in employee and community assistance and other costs.

In 2004, we closed or announced the closure of five corrugated packaging facilities and sold our Clarion MDF facility and certain assets used in our specialty packaging operations. As a result, we recognized losses of $27 million, including $14 million in impairments and losses on sales and $13 million in severance and other exit costs. These actions affected over 800 employees. Also in 2004, we revised our estimate of contractual relocation expense related to the consolidation of administrative functions and reduced our accrual for involuntary employee terminations by $5 million.

PARENT COMPANY (TEMPLE-INLAND INC.
AND OUR MANUFACTURING AND REAL ESTATE SUBSIDIARIES)

NOTES TO SUMMARIZED FINANCIAL STATEMENTS — (Continued)

Activity within our accruals for exit costs was:

	Beginning	Additions/	Cash	Year-
	of Year	Revisions	Payments	End
	(In millions)

For the Year 2006
Involuntary employee terminations	$1	$1	$(1)	$1
Contract termination penalties	2	—	(2)	—
Demolition and environmental remediation	9	8	(9)	8

	$12	$9	$(12)	$9

For the Year 2005
Involuntary employee terminations	$2	$7	$(8)	$1
Contract termination penalties	6	(4)	—	2
Demolition and environmental remediation	16	1	(8)	9

	$24	$4	$(16)	$12

For the Year 2004
Involuntary employee terminations	$9	$9	$(16)	$2
Contract termination penalties	6	—	—	6
Demolition and environmental remediation	22	—	(6)	16

	$37	$9	$(22)	$24

In 2006, we revised our estimates relating to the demolition and related environmental remediation costs associated with our exit activities. We added $8 million to this accrual by charging other operating expense.

Note H — Commitments and Contingencies

We lease timberland, manufacturing and other facilities, and equipment under operating lease agreements. Future minimum rental commitments under non-cancelable operating leases having a remaining term in excess of one year are (in millions): 2007 — $38; 2008 — $32; 2009 — $29; 2010 — $23; 2011 — $20; and thereafter — $120. Total rent expense was $44 million in 2006, $46 million in 2005, and $57 million in 2004.

We also lease two production facilities under sale-lease back transactions with two municipalities. The municipalities purchased the production facilities from us in 1992 and 1995 for $188 million, our carrying value, and we leased the facilities back from the municipalities under lease agreements, which expire in 2022 and 2025. Concurrently, we purchased $188 million of interest-bearing bonds issued by these municipalities. The bonds have terms that are identical to the lease terms, are secured by payments under the capital lease obligation, and the municipalities are obligated only to the extent the underlying lease payments are made by us. The interest rates implicit in the leases are the same as the interest rates on the bonds. As a result, the present value of the capital lease obligations is $188 million, the same as the principal amount of the bonds. Because there is no legal right of offset, the bonds are included in other assets at their cost of $188 million and the $188 million present value of the sale-lease back obligations are included in other long-term liabilities. The implicit interest expense on the leases and the interest income on the bonds are included in other non-operating income (expense). There is no net effect from these transactions as we are in substance both the obligor on, and the holder of, the bonds.

At year-end 2006, we had unconditional purchase obligations, principally for gypsum and timber, aggregating $171 million that will be paid over the next six years.

PARENT COMPANY (TEMPLE-INLAND INC.
AND OUR MANUFACTURING AND REAL ESTATE SUBSIDIARIES)

NOTES TO SUMMARIZED FINANCIAL STATEMENTS — (Continued)

In connection with our joint venture operations, we have guaranteed debt service and other obligations and letters of credit aggregating $73 million at year-end 2006. Generally we would fund these guarantees for lack of specific performance by the joint ventures, such as non-payment of debt.

The preferred stock issued by subsidiaries of Guaranty is automatically exchanged into preferred stock of Guaranty upon the occurrence of certain regulatory events or administrative actions. If such exchange occurs, certain shares are automatically surrendered to us in exchange for our senior notes and certain shares, at our option, are either exchanged for our senior notes or are purchased by us. At year-end 2006, the outstanding preferred stock issued by these subsidiaries totaled $305 million. Please read Note I to the financial services summarized financial statements for further information.

Note I — Derivative Instruments and Variable Interest Entities

We have used interest rate agreements in the normal course of business to mitigate the risk inherent in interest rate fluctuations by entering into contracts with major U.S. securities firms. In 2001, we designated a $50 million notional amount interest rate swap agreement as a hedge of interest cash flows anticipated from specific borrowings. Under this swap agreement, which matures in 2008, we pay a fixed interest rate of 6.55 percent and receive a floating interest rate. In 2004, we determined that not all of the hedged anticipated interest cash flows were probable to occur due to reductions in variable-rate borrowings. As a result, we exchanged the $50 million notional amount swap agreement for two separate swap agreements with terms identical to the original swap agreement having notional amounts of $22 million, which we designated as a hedge of interest cash flows anticipated from specific borrowings, and $28 million, which we did not designate as a hedge. As a result of the termination of the hedge designation on the $28 million notional amount, we reclassified $4 million from other comprehensive income and charged interest expense. The floating rate on these swaps was 5.32 percent at year-end 2006. Changes in the fair value of the hedged transaction increased other comprehensive income by $1 million in 2006, decreased other comprehensive income $1 million in 2005, and increased other comprehensive income by $1 million in 2004. There was no hedge ineffectiveness in 2006 or 2005. We have included the ineffective portion of the hedged amount of $1 million in 2004 in interest expense. Changes in the fair value of the $28 million non-hedged swap were $1 million of income in 2006, $2 million of income in 2005, and less than $1 million of expense in 2004, and are included in other non-operating income (expense). At year-end 2006, the fair value of these interest rate swaps was a $1 million liability which is included in other long-term liabilities. The amount included in accumulated other comprehensive income to be reclassified to earnings in 2007 in conjunction with the hedged cash flows is not expected to be significant.

We also have used, to a limited degree, derivative instruments to mitigate our exposure to changes in anticipated cash flows from sale of products and manufacturing costs. These derivative contracts had notional amounts that represent less than one percent of our annual sales of linerboard and purchases of recycled fiber. These instruments expired in 2005. Operating income increased $1 million in 2005 and 2004 as a result of linerboard and recycled fiber derivatives, and there was no hedge ineffectiveness in either year.

In 1999, we entered into an agreement to lease particleboard and medium density fiberboard facilities in Mt. Jewett, Pennsylvania. The lease is for 20 years and includes fixed price purchase options in 2014 and at the end of the lease. The option prices were intended to approximate the estimated fair values of the facilities at those dates and do not represent a guarantee of the facilities’ residual values. After exhaustive efforts, we were unable to determine whether the lease is with a variable interest entity or if there is a primary beneficiary because the unrelated third-party lessors will not provide the necessary financial information. We account for the lease as an operating lease, and at year-end 2006 our financial interest was limited to our obligation to make the remaining $157 million of contractual lease payments, $11 million per year through 2008 and $13 million per year thereafter.

PARENT COMPANY (TEMPLE-INLAND INC.
AND OUR MANUFACTURING AND REAL ESTATE SUBSIDIARIES)

NOTES TO SUMMARIZED FINANCIAL STATEMENTS — (Continued)

Note J — Other Information

Our allowance for doubtful accounts was $14 million at year-end 2006 and $14 million at year-end 2005. The provision for doubtful accounts was $3 million in 2006, $4 million in 2005, and $5 million in 2004. Accounts charged-off, net of recoveries were $3 million in 2006, $6 million in 2005, and $3 million in 2004.

Beginning in 2006, share-based compensation expense related to employees of our financial services segment is included as an expense in the financial services summarized financial statements. Previously, this expense was included in the parent company summarized financial statements.

FINANCIAL SERVICES
SUMMARIZED BALANCE SHEETS

	At Year-End
	2006	2005
	(In millions)

ASSETS
Cash and cash equivalents	$372	$431
Loans held for sale	23	280
Loans, net of allowance for losses of $65 in 2006 and $74 in 2005	9,617	9,845
Securities available-for-sale	529	654
Securities held-to-maturity	4,853	5,558
Investment in Federal Home Loan Bank stock	262	300
Property and equipment, net	214	193
Accounts, notes, and accrued interest receivable	104	120
Goodwill	141	159
Other intangible assets	26	31
Other assets	110	120

TOTAL ASSETS	$16,251	$17,691

LIABILITIES AND SHAREHOLDER’S EQUITY
Deposits	$9,486	$9,201
Federal Home Loan Bank borrowings	5,076	6,892
Other liabilities	126	175
Other borrowings	101	101
Subordinated notes payable to trust	142	—
Preferred stock issued by subsidiaries	305	305

Total liabilities	15,236	16,674
Shareholder’s equity	1,015	1,017

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$16,251	$17,691

Please read the notes to the financial services summarized financial statements.

FINANCIAL SERVICES

SUMMARIZED STATEMENTS OF INCOME

	For the Year
	2006	2005	2004
	(In millions)

INTEREST INCOME
Loans and loans held for sale	$695	$589	$493
Securities available-for-sale	32	41	52
Securities held-to-maturity	249	155	165
Other earning assets	21	15	8

Total interest income	997	800	718

INTEREST EXPENSE
Deposits	(283)	(189)	(142)
Borrowed funds	(302)	(215)	(170)

Total interest expense	(585)	(404)	(312)

NET INTEREST INCOME	412	396	406
(Provision) credit for credit losses	(1)	(10)	12

NET INTEREST INCOME AFTER (PROVISION) CREDIT FOR CREDIT LOSSES	411	386	418

NONINTEREST INCOME
Loan origination and sale of loans	2	22	140
Insurance commissions and fees	65	61	47
Service charges on deposits	50	44	42
Operating lease income	7	6	10
Loan servicing fees	—	—	31
Amortization and impairment of servicing rights	—	—	(40)
Other	48	50	40

Total noninterest income	172	183	270

NONINTEREST EXPENSE
Compensation and benefits	(184)	(178)	(264)
Insurance operations, other than compensation	(20)	(15)	(11)
Occupancy	(26)	(24)	(29)
Information systems and technology	(13)	(15)	(18)
Charges related to asset impairments and severance	(11)	(5)	(34)
Loan servicing and origination, other than compensation	—	—	(13)
Other	(125)	(136)	(158)

Total noninterest expense	(379)	(373)	(527)

INCOME BEFORE TAXES	204	196	161
Income tax expense	(74)	(72)	(60)

NET INCOME	$130	$124	$101

Please read the notes to financial services summarized financial statements.

FINANCIAL SERVICES

SUMMARIZED STATEMENTS OF CASH FLOWS

	For the Year
	2006	2005	2004
	(In millions)

CASH PROVIDED BY (USED FOR) OPERATIONS
Net income	$130	$124	$101
Adjustments:
Depreciation and amortization	16	20	21
Depreciation of assets leased to others	6	6	8
Amortization and impairment of servicing rights	—	—	40
Provision (credit) for credit losses	1	10	(12)
Amortization and accretion of financial instrument discounts and premiums and deferred loan fees and origination costs, net	24	18	18
Deferred income taxes	(2)	9	(25)
Changes in:
Loans held for sale:
Originations	(157)	(2,379)	(6,898)
Sales	414	2,595	6,920
Collections on loans serviced for others, net	—	(122)	(32)
Other	(15)	(6)	38

	417	275	179

CASH PROVIDED BY (USED FOR) INVESTING
Securities available-for-sale:
Purchases	(2)	(3)	—
Principal payments and maturities	126	183	285
Securities held-to-maturity:
Purchases	(833)	(2,966)	(910)
Principal payments and maturities	1,510	1,339	1,727
Redemption of Federal Home Loan Bank stock	52	—	—
Loans originated or acquired, net of collections	(65)	(310)	(644)
Collection of mortgage servicing rights sale receivables	—	46	14
Sales of loans	302	1	37
Acquisitions, net of cash acquired	—	(21)	(15)
Branch acquisitions	—	—	148
Capital expenditures	(43)	(41)	(41)
Other	(3)	(2)	34

	1,044	(1,774)	635

CASH PROVIDED BY (USED FOR) FINANCING
Deposits, net	285	238	113
Repurchase agreements and short-term borrowings, net	(1,196)	2,126	(308)
Long-term Federal Home Loan Bank and other borrowings:
Additions	—	2	353
Payments	(620)	(740)	(862)
Issuance of subordinated notes payable to trust	142	—	—
Dividends paid to parent company	(135)	(25)	(100)
Other	4	(21)	1

	(1,520)	1,580	(803)

Net increase (decrease) in cash and cash equivalents	(59)	81	11
Cash and cash equivalents at beginning of year	431	350	339

Cash and cash equivalents at year-end	$372	$431	$350

Interest paid	$584	$389	$300

Please read the notes to the financial services summarized financial statements.

FINANCIAL SERVICES

NOTES TO SUMMARIZED FINANCIAL STATEMENTS

Note A — Summary of Significant Accounting Policies

Basis of Presentation

Our financial services summarized financial statements include the accounts of our financial services subsidiaries, which operate a savings bank, Guaranty, and conduct insurance agency activities. Guaranty is the predominant financial services subsidiary and its assets and operations, along with those of its insurance agency subsidiary, are subject to regulatory rules and restrictions, including restrictions on the payment of dividends to the parent company. These summarized financial statements are an integral part of our consolidated financial statements, which are our primary financial statements. You should read these summarized financial statements along with our consolidated financial statements and our parent company summarized financial statements.

Cash and Cash Equivalents

Guaranty is required by banking regulations to hold a minimum amount of cash based on its deposits. At year-end 2006, Guaranty was required to hold $43 million in cash.

Loans Held for Sale

Loans held for sale consist primarily of single-family residential loans collateralized by the underlying property and are intended for sale in the secondary market. We carry loans held for sale that we have designated as the hedged item under effective derivative hedges (typically forward sales of loans or securities) at cost, increased or decreased for effective changes in the derivative fair value after the date of hedge designation. We carry all other loans held for sale at the lower of aggregate cost or fair value. We include changes in fair value and realized gains and losses in loan origination and sale of loans.

Loans

We carry loans at unpaid principal balances, net of deferred fees and origination costs and any discounts or premiums on purchased loans. We recognize interest on loans as earned. We stop accruing interest when we have substantial uncertainty about our ability to collect all contractual principal and interest or when payment has not been received for ninety days or more unless the loan is both well secured and in the process of collection. When we stop accruing interest, we reverse all uncollected interest previously recognized. Thereafter, we accrue interest income only if, and when, collections are anticipated to be sufficient to repay both principal and interest. We recognize deferred fees and costs, as well as any purchase premiums and discounts, as yield adjustments using the interest method for amortizing loans, and using the straight-line method for revolving credit arrangements. For pools of homogeneous loans that we can reasonably estimate prepayments, we determine the constant effective yield using estimated prepayments and adjust for differences between estimated and actual prepayments when they occur. We recognize any unamortized amounts on non-homogeneous loans if a loan is prepaid or sold. We include yield adjustments and recognition of unamortized amounts in interest income.

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

FINANCIAL SERVICES

NOTES TO SUMMARIZED FINANCIAL STATEMENTS — (Continued)

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

We estimate unidentified probable losses for pools of loans with similar risk characteristics, such as product type, market, aging, and collateral based on historic trends in delinquencies, charge-offs and recoveries, and factors relevant to collateral values. Our allowance for loan losses on pools of loans is based on estimated percentages of losses that have been incurred in these pools. These estimated percentages are based on historical charge-off rates, adjusted for current market and environmental factors that we believe are not reflected in historical data. We evaluate these estimated percentages annually and more frequently when portfolio characteristics change significantly.

We also estimate unidentified probable losses based on our assessment of general economic conditions and specific economic factors in individual markets and other risk factors that may not be reflected in the information used to determine the other components of our allowance for loan losses, such as inherent delays in obtaining information regarding a borrower’s financial condition or changes in their unique business conditions; the subjective nature of individual loan evaluations, collateral assessments, and the interpretation of economic trends; and the uncertainty of assumptions used to establish allowances for homogeneous groups of loans.

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

Foreclosed Assets

We carry foreclosed assets at the lower of the related loan balance or fair value of the foreclosed asset, less estimated selling costs. If the fair value is less than the loan balance at the time of foreclosure, we charge the difference to the allowance for loan losses. Subsequent to foreclosure, we evaluate properties for impairment, recognize any impairment and reduce the carrying value of the properties. The amount we ultimately recover from foreclosed assets may differ from our carrying value because of future market value changes or because of changes in our strategy for sale or development of the property. We include foreclosed assets in other assets, and we include any impairments recognized in other noninterest expense.

Securities

We determine the appropriate classification of securities at the time of purchase and confirm the designation of these securities as of each balance sheet date. We classify securities as held-to-maturity and carry them at amortized cost when we have both the intent and ability to hold the securities to maturity. Otherwise, we classify securities as available-for-sale and carry them at fair value and include any unrealized gains and losses, net of tax, in accumulated other comprehensive income until realized. We consider any unrealized losses for which we do not expect the security value to recover during our anticipated holding

FINANCIAL SERVICES

NOTES TO SUMMARIZED FINANCIAL STATEMENTS — (Continued)

period (in many cases through maturity) to be other-than-temporary. We expense these losses and reduce the carrying value of the security.

We recognize interest on securities as earned. We recognize premiums and discounts as yield adjustments using the interest method. We determine the constant effective yield for mortgage-backed securities using estimated cash flows on the securities, which incorporates estimates of prepayments for the underlying loans and the security cash flow structure. We adjust for differences between estimated and actual prepayments when they occur. We include these yield adjustments in interest income. We recognize gains or losses on securities sold at the trade date based on the specific-identification method and include any gains and losses in other noninterest income.

Transfers and Servicing of Financial Assets

We sell loans to secondary markets by delivering loans to third parties or through the delivery into pools of mortgage loans that are being securitized into a mortgage-backed security. We recognize a gain or loss when we sell the loans through either of these methods and no longer control the loans, and we remove the loans from the balance sheet. We include the gain or loss in loan origination and sales of loans. When we sell loans, we sell the loans and related servicing rights at the same time. In 2004 and prior years we would retain the rights to service some of the loans and sell them later or earn fees by servicing the loans. We did not retain any other interest in loans sold. When we retained the servicing rights, we allocated a portion of the cost of the loan to the servicing rights based on the relative fair value of the loans and the servicing rights. We based the fair value of mortgage servicing rights retained on the current market value of servicing rights for other mortgage loans being traded in the market with the same or similar characteristics such as loan type, size, escrow and geographic location. We amortized any mortgage servicing rights in proportion to, and over the period of, estimated net servicing revenues. In 2004, we sold substantially all of our rights to service mortgage loans for third parties.

Property and Equipment

We carry property and equipment at cost, less accumulated depreciation and amortization computed principally using the straight-line method over the estimated useful lives of the assets.

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

Other Revenue Recognition

We recognize insurance commissions and fees as earned. When we serviced loans for others, we recognized loan servicing fees in income as we collected monthly principal and interest payments from mortgagors.

FINANCIAL SERVICES

NOTES TO SUMMARIZED FINANCIAL STATEMENTS — (Continued)

Share-Based Compensation

In 2006, Temple-Inland adopted the modified prospective application method contained in SFAS No. 123 (revised December 2004), Share-Based Payment, to account for share-based payments. As a result, beginning in 2006, share-based compensation expense related to employees of our financial services segment is now included as an expense in the financial services summarized financial statements. Previously, this expense was included in the parent company summarized financial statements. Share-based compensation included in financial services’ compensation and benefits was $7 million in 2006.

Income Taxes

The tax sharing agreement with the parent company allocates current and deferred taxes to our financial services subsidiaries as if they filed a separate tax return.

Note B — Acquisitions and Intangible Assets

In 2005, we acquired an insurance agency for $18 million cash and potential earn-out payments of $8 million, and recorded $13 million in goodwill and $10 million in intangible assets.

In 2004, we acquired an insurance agency for $15 million cash, and recorded $10 million in goodwill. We also acquired two bank branches and $150 million in deposits for a $5 million premium. We recorded $3 million of the premium in goodwill and the remainder in other intangible assets.

We allocated the purchase price of these acquisitions to the assets acquired and liabilities assumed based on our estimates of their fair values at the date of the acquisitions. We included the operating results of the acquisitions in our financial statements from the acquisition dates. Unaudited pro forma results of operations, assuming the acquisitions occurred at the beginning of the applicable year, would not have differed significantly from those reported.

The carrying value of our indefinite lived intangible asset, a trademark, was $6 million at year-end 2006 and 2005. The net carrying value of our finite lived intangibles, principally core deposit and customer relationships, was $20 million at year-end 2006 and $25 million at year-end 2005. The amortization of finite lived intangibles was $5 million in 2006, $5 million in 2005, and $4 million in 2004. We estimate amortization for the next five years will be as follows: (in millions) 2007 — $5; 2008 — $3; 2009 — $3; 2010 — $2; and 2011 — $2.

Note C — Cash and Cash Equivalents

Cash and cash equivalents consist of:

	At Year-End
	2006	2005
	(In millions)

Cash and due from banks	$188	$169
Interest-bearing deposits with banks	14	111
Federal funds sold	170	151

	$372	$431

FINANCIAL SERVICES

NOTES TO SUMMARIZED FINANCIAL STATEMENTS — (Continued)

Note D — Loans

Loans consist of:

	At Year-End
	2006	2005
	(In millions)

Single-family mortgage	$2,323	$3,112
Single-family mortgage warehouse	795	757
Single-family construction	1,782	1,665
Multifamily and senior housing	1,270	1,469

Total residential housing	6,170	7,003
Commercial real estate	1,227	758
Commercial and business	1,012	843
Energy lending	1,117	756
Asset-based lending and leasing	—	395
Consumer and other	156	164

Total loans	9,682	9,919
Less allowance for loan losses	(65)	(74)

Loans, net	$9,617	$9,845

Single-family mortgages are made to homeowners and are secured by first liens on real estate. Our single-family mortgage loan portfolio includes $677 million at year-end 2006 and $1.0 billion at year-end 2005 of adjustable-rate mortgages that have various monthly payment options (Option ARMs). These payment option loans generally allow the borrower to select from fully amortizing payments, interest-only payments, and payments less than the interest accrual rate, which result in negative amortization increasing the principal amount of the loan. Negative amortization is subject to various limitations, typically including a 110 percent maximum principal balance as a percent of original principal balance, which limits the loan-to-value ratio that can be reached. Interest income recognized and added to the principal balance of Option ARM loans was $11 million in 2006, $4 million in 2005, and was not significant in 2004.

Information about the geographic distribution of our single-family mortgage loans follows:

	At Year-End
	2006	2005
	(In millions)

California	$1,262	$1,730
Texas	239	303
Florida	138	154
All other states	684	925

	$2,323	$3,112

Single-family mortgage warehouse loans finance mortgage lenders’ origination and acquisition of single-family mortgage loans until sale. Single-family construction loans finance the development and construction of single-family homes, condominiums, and town homes, including the acquisition and development of home lots. Multifamily and senior housing loans finance the development, construction, and lease of apartment projects and housing for independent, assisted, and memory-impaired residents.

Commercial real estate loans primarily finance the development, construction, and lease of office, retail, and industrial projects and are geographically diversified across the United States. Commercial and business loans finance middle-market business operations. Energy lending finances small to medium sized oil and gas producers and other participants in energy production and distribution activities. In 2006, we sold our asset-

FINANCIAL SERVICES

NOTES TO SUMMARIZED FINANCIAL STATEMENTS — (Continued)

based lending operations. Prior to that sale, asset-based lending and leasing primarily included inventory and receivable-based loans and direct financing leases on equipment. Consumer and other loans are primarily loans secured by second liens on single-family homes.

At year-end 2006, we had $4.4 billion of unfunded commitments on outstanding loans and $655 million in commitments to originate loans. To meet the needs of our customers, we also issue standby and other letters of credit. Our credit risk in issuing letters of credit is essentially the same as that involved in extending loans to customers. We hold collateral to support letters of credit when we believe appropriate. At year-end 2006, we had issued outstanding letters of credit totaling $386 million. Of this amount, $384 million were standby letters of credit, with a weighted average term of approximately three years that represent our obligation to guarantee payment of a specified financial obligation or to make payments based on another entity’s failure to perform under an obligating agreement. The amount, if any, we will ultimately have to fund is uncertain, but we have not historically been required to fund a significant amount of letters of credit. We record fees associated with letters of credit as a liability and recognize the fees as income over the period of the agreement. Fees recognized are included in other noninterest income. Fees generally approximate the initial fair value of the agreement. At year-end 2006, we did not have a significant amount of deferred fees related to these agreements.

At year-end 2006, we had $635 million of real estate construction loans and $348 million of unfunded commitments to single-asset entities that met the definition of a variable interest entity. All of these loans and commitments are secured by financial guarantees or tri-party take out commitments from substantive third parties. We are not the primary beneficiary of any of these entities. Our loss exposure is limited to the loan or committed amount.

We lease two aircraft to a third party under restructured lease agreements classified as operating leases. We classify the aircraft as other assets and are depreciating them over their remaining expected useful lives. The net carrying value of the aircraft was $26 million at year-end 2006, and we anticipate the carrying value will be $11 million at the end of the lease terms in 2009.

FINANCIAL SERVICES

NOTES TO SUMMARIZED FINANCIAL STATEMENTS — (Continued)

Activity in the allowance for credit losses was:

	For the Year
	2006	2005	2004
	(In millions)

Loans:
Balance at beginning of year	$74	$85	$111
Provision (credit) for loan losses	1	7	(12)
Charge-offs	(18)	(23)	(15)
Recoveries	8	5	8
Transfer to reserve for unfunded credit commitments	—	—	(7)

Balance at year-end	65	74	85

Unfunded credit commitments:
Balance at beginning of year	7	7	—
Provision for commitment-related credit losses	—	3	—
Charge-offs	—	(3)	—
Transfer from allowance for loan losses	—	—	7

Balance at year-end	7	7	7

Combined allowances for credit losses at year-end	$72	$81	$92

Provision (credit) for:
Loan losses	$1	$7	$(12)
Commitment-related credit losses	—	3	—

Combined provision (credit) for credit losses	$1	$10	$(12)

Information about the unpaid principal balance of past due, nonaccrual, restructured, and impaired loans follows:

	At Year-End
	2006	2005
	(In millions)

Past due 90 days or more and accruing interest	$5	$8
Recorded investment in nonaccrual loans	26	35
Restructured loans included in nonaccrual loans	1	1
Impaired loans included in nonaccrual loans	1	1
Average recorded investment in impaired loans	2	4

We did not recognize a significant amount of interest income on impaired loans in 2006, 2005, or 2004. Interest income we would have recognized on nonaccrual loans, had they been performing in accordance with contractual terms, was not significant in 2006, 2005, or 2004. We recognized $3 million in 2006, $4 million in 2005, and $6 million in 2004 in interest income on loans that we previously classified as nonaccrual but paid in full.

FINANCIAL SERVICES

NOTES TO SUMMARIZED FINANCIAL STATEMENTS — (Continued)

Note E — Securities

Securities consist of:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Year-End
	Cost	Gains	(Losses)	Value	Yield
	(Dollars in millions)

At year-end 2006
Available-for-sale
Mortgage-backed securities:
U.S. Government	$17	$—	$—	$17
U.S. Government Sponsored Enterprises (FNMA, FHLMC)	496	6	(4)	498
Private issuer	6	—	—	6

	519	6	(4)	521	5.76%
U.S. Government debt securities	4	—	—	4	5.06%
Equity securities	4	—	—	4

	$527	$6	$(4)	$529

Held-to-maturity
Mortgage-backed securities:
U.S. Government	$79	$—	$(1)	$78
U.S. Government Sponsored Enterprises (FNMA, FHLMC)	1,725	3	(21)	1,707
Private issuer	3,049	21	(3)	3,067

	$4,853	$24	$(25)	$4,852	5.14%

At year-end 2005
Available-for-sale
Mortgage-backed securities:
U.S. Government	$21	$—	$—	$21
U.S. Government Sponsored Enterprises (FNMA, FHLMC)	615	8	(4)	619
Private issuer	7	—	—	7

	643	8	(4)	647	4.59%
U.S. Government debt securities	3	—	—	3	4.85%
Equity securities	4	—	—	4

	$650	$8	$(4)	$654

Held-to-maturity
Mortgage-backed securities:
U.S. Government	$115	$—	$(1)	$114
U.S. Government Sponsored Enterprises (FNMA, FHLMC)	2,276	3	(35)	2,244
Private issuer	3,167	1	(14)	3,154

	$5,558	$4	$(50)	$5,512	4.40%

Mortgage loans underlying mortgage-backed securities we hold have adjustable interest rates and generally have initial contractual maturities ranging from 15 to 40 years with principal and interest installments due monthly. The actual maturities of mortgage-backed securities may differ from the contractual maturities of the underlying loans because issuers or mortgagors may have the right to call or prepay their securities or loans. The private issuer mortgage-backed securities are considered investment grade quality by nationally recognized rating agencies. The securitized assets underlying these securities are single-family residential loans.

The mortgage-backed securities we purchased in 2006 and 2005, and a portion of the securities we have purchased in prior years, have Option ARMs as the underlying assets. The outstanding principal balance of these securities at year-end 2006 was $3.4 billion. Of these securities, $581 million are issued by

FINANCIAL SERVICES

NOTES TO SUMMARIZED FINANCIAL STATEMENTS — (Continued)

U.S. Government Sponsored Enterprises (FNMA, FHLMC). The $2.8 billion non-agency issued securities are considered investment grade quality by third-party rating organizations.

At year-end 2006, we held $165 million and at year-end 2005, we held $221 million of securities formed by pooling loans that we previously held in our loan portfolio. Included in these amounts were $83 million that we formed by pooling loans in 2005. We did not retain any securities formed by pooling loans in 2006. We record these securities at the carrying value of the mortgage loans at the time of securitization.

At year-end 2004, the carrying value of available-for-sale mortgage-backed securities, debt securities, and equity securities were $835 million, $2 million, and $4 million. The carrying value of held-to-maturity mortgage-backed securities at year-end 2004 was $3.9 billion.

Analysis of securities we hold with gross unrealized losses at year-end 2006, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, follows:

	Less Than
	12 Months		12 Months or More
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	(Losses)	Value	(Losses)
	(In millions)

Available-for-sale
Mortgage-backed securities:
U.S. Government Sponsored Enterprises	$3	$—	$167	$(4)

Held-to-maturity
Mortgage-backed securities:
U.S. Government	$2	$—	$54	$(1)
U.S. Government Sponsored Enterprises	41	—	1,380	(21)
Private issuer	216	—	257	(3)

	$259	$—	$1,691	$(25)

	$262	$—	$1,858	$(29)

We consider the unrealized losses temporary and have not recorded them in income because:

•	The unrealized losses are, in general, a result of changes in market interest rates and not changes in credit quality. The securities are guaranteed directly or indirectly by the U.S. Government or U.S. Government Sponsored Enterprises, or are senior-tranche mortgage-backed securities considered investment grade quality by third-party rating agencies. We do not believe any of these unrealized losses are related to credit or other concerns about the collectibility of contractual amounts due.

•	The mortgage-backed securities cannot be settled at maturity or through prepayment in a way that would preclude recovery of substantially all of our recorded investment. We do not have significant purchase premiums on the securities. Additionally, we have no specific plans to sell these mortgage-backed securities and we have the ability to hold them to maturity.

FINANCIAL SERVICES

NOTES TO SUMMARIZED FINANCIAL STATEMENTS — (Continued)

Note F — Property and Equipment

Property and equipment consists of:

	Estimated	At Year-End
Classification	Useful Lives	2006	2005
		(In millions)

Land	N/A	$50	$43
Buildings	10-40 years	157	147
Leasehold improvements	5-20 years	19	24
Furniture, fixtures, and equipment	3-10 years	73	90

		299	304
Less accumulated depreciation and amortization		(85)	(111)

		$214	$193

We lease equipment and facilities under operating lease agreements. Our future minimum rental commitments under non-cancelable leases with a remaining term in excess of one year, net of related sublease income, were (in millions): 2007 — $9; 2008 — $8; 2009 — $7; 2010 — $7; 2011 — $6; and thereafter — $11. Total rent expense was $12 million in 2006, $14 million in 2005, and $20 million in 2004.

Note G — Deposits

Deposits consist of:

	At Year-End
	2006		2005
	Average		Average
	Stated		Stated
	Rate	Amount	Rate	Amount
	(Dollars in millions)

Noninterest-bearing demand	N/A	$845	N/A	$803
Interest-bearing demand	2.00%	3,442	1.35%	3,416
Savings deposits	0.67%	192	0.80%	223
Certificates of deposit	4.74%	5,007	3.54%	4,759

		$9,486		$9,201

Scheduled maturities of certificates of deposit at year-end 2006 were:

	$100,000 Or	Less Than
	More	$100,000	Total
	(In millions)

3 months or less	$633	$1,213	$1,846
Over 3 through 6 months	513	1,095	1,608
Over 6 through 12 months	298	672	970
Over 12 months	155	428	583

	$1,599	$3,408	$5,007

At year-end 2006, the scheduled maturities of certificates of deposit were (in millions): 2007 — $4,424; 2008 — $223; 2009 — $265; 2010 — $31; 2011 — $63; and thereafter — $1.

FINANCIAL SERVICES

NOTES TO SUMMARIZED FINANCIAL STATEMENTS — (Continued)

Note H — Borrowings

Guaranty borrows under agreements with the Federal Home Loan Bank of Dallas (FHLB), and the borrowings are secured by a blanket-floating lien on certain of Guaranty’s loans and by securities Guaranty maintains on deposit at the FHLB.

Information about our short-term (original maturities of 12 months or less) and long-term (original maturities greater than 12 months) Federal Home Loan Bank borrowings, repurchase agreements, and other borrowings follows:

	2006	2005	2004
	(Dollars in millions)

Short-term FHLB Borrowings:
At year-end:
Balance	$3,772	$4,968	$2,055
Weighted average interest rate	5.2%	4.0%	2.1%
For the year:
Average daily balance	$4,212	$3,084	$2,161
Maximum month-end balance	$4,877	$4,968	$2,908
Weighted average interest rate	5.0%	3.4%	1.4%
Long-term FHLB Borrowings:
At year-end:
Balance	$1,304	$1,924	$2,662
Weighted average interest rate	3.7%	3.7%	3.7%
Repurchase Agreements:
At year-end:
Balance	$—	$—	$787
Weighted average interest rate	—	—	2.3%
For the year:
Average daily balance	$—	$144	$1,155
Maximum month-end balance	$—	$711	$1,696
Weighted average interest rate	—	2.5%	1.3%
Other borrowings: At year-end:
Balance	$101	$101	$105
Weighted average interest rate	8.3%	6.5%	4.6%

Stated maturities of borrowings are:

	Payment Due or Expiring by Year
	Total	2007	2008	2009	2010	2011	Thereafter
	(In millions)

FHLB borrowings	$5,076	$4,727	$250	$99	$—	$—	$—
Other borrowings	101	—	—	—	—	—	101

	$5,177	$4,727	$250	$99	$—	$—	$101

FINANCIAL SERVICES

NOTES TO SUMMARIZED FINANCIAL STATEMENTS — (Continued)

Interest expense on borrowed funds consists of:

	For the Year
	2006	2005	2004
	(In millions)

Short-term FHLB borrowings	$209	$103	$31
Long-term FHLB borrowings	61	84	107
Repurchase agreements	—	4	15
Other borrowings	9	7	5
Subordinated notes payable to trust (Note I)	2	—	—
Preferred stock issued by subsidiaries (Note I)	21	17	12

	$302	$215	$170

Note I — Preferred Stock Issued by Subsidiaries and Subordinated Notes Payable to Trust

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

At year-end 2006, the liquidation preference of the outstanding preferred stock issued by the subsidiaries was $305 million and is included in preferred stock issued by subsidiaries. Dividends paid on this preferred stock were $21 million in 2006, $17 million in 2005, and $12 million in 2004, and are included in interest expense on borrowed funds. The weighted average dividend rate paid to GPCC preferred shareholders was 6.53 percent in 2006, 4.71 percent in 2005, and 2.85 percent in 2004. The weighted average floating dividend rate paid to GPCC II floating rate preferred shareholders was 7.51 percent in 2006, 5.69 percent in 2005, and 3.83 percent in 2004.

Subordinated Notes Payable to Trust

To effect the anticipated redemption in 2007 of our preferred stock issued by subsidiaries, we formed a trust to issue preferred securities to third parties and lend the proceeds to financial services. We do not consolidate the trust because we are not the primary beneficiary. At year-end 2006, we had borrowed $142 million from the trust and purchased $4 million of the trust’s common securities. Our investment in the

FINANCIAL SERVICES

NOTES TO SUMMARIZED FINANCIAL STATEMENTS — (Continued)

trust’s common securities is included in other assets, our debt to the trust is included in subordinated notes payable to trust, and interest paid on the subordinated notes payable to trust is included in interest expense on borrowed funds. Our subordinated notes payable to trust have 30 year maturities, are callable after five years, and bear interest at variable rates equal to the stated dividend rates on the trust’s securities. The weighted average interest rate on the subordinated notes payable to trust was 7.24 percent at year-end 2006. Until the preferred stock issued by subsidiaries is redeemed, we will have both the preferred stock issued by subsidiaries and the subordinated notes payable to trust outstanding.

Note J — Mortgage Loan Servicing

We sold all of our third-party mortgage servicing rights in December 2004 and recognized a loss of $11 million, which is included in charges related to asset impairments and severance in noninterest expense.

Note K — Derivative Instruments

We enter into interest rate lock commitments with mortgage borrowers for loans we intend to sell and loans we intend to keep. We record interest rate lock commitments for loans we intend to sell as derivatives at fair value in the balance sheet, with changes in fair value included in loan origination and sale of loans income. At inception, we value these interest rate lock commitments at zero. Subsequent value estimates are made using quoted market prices for equivalent rate loans, adjusted for the percentage likelihood the interest rate lock commitment will ultimately become a funded mortgage loan. We also enter into forward commitments to sell loans and mortgage-backed securities to hedge the value of the interest rate lock commitments and loans held for sale. We typically designate forward sale commitments that hedge mortgage loans held for sale as fair-value hedges if we can demonstrate the sale commitment is highly effective at offsetting changes in value of the mortgage loans. Hedge ineffectiveness was not significant in 2006, 2005, or 2004. At year-end 2006, we had commitments to originate or purchase mortgage loans totaling $2 million and commitments to sell mortgage loans totaling $3 million.

Note L — Noninterest Expense

In 2006, we sold our asset-based lending operations. As a result, we recognized goodwill impairment of $6 million and $2 million in related severance and other costs. In addition, we incurred $3 million in severance related to the repositioning of our mortgage origination activities.

In 2005 and 2004, we took actions to reduce costs and our exposure to changing market conditions, including a slow-down in mortgage refinancing activity. In late 2005, we eliminated our wholesale origination network. These actions affected 250 employees and resulted in the sale or closure of 11 mortgage origination outlets subsequent to year-end 2005. In 2004, we repositioned our mortgage origination activities and we sold our third-party mortgage servicing rights. As a result, we closed or sold 145 mortgage origination outlets and terminated over 1,300 employees.

Charges related to asset impairments and severance included in noninterest expense consist of:

	For the Year
	2006	2005	2004
	(In millions)

Severance	$5	$2	$9
Loss on closure of origination facilities	—	—	11
Loss on sale of mortgage servicing rights	—	—	11
Goodwill impairment	6	—	—
Other	—	3	3

	$11	$5	$34

FINANCIAL SERVICES

NOTES TO SUMMARIZED FINANCIAL STATEMENTS — (Continued)

A summary of the activity within our accruals for exit costs follows:

	Beginning		Cash	Year-
	of Year	Additions	Payments	End
		(In millions)

For the year 2006
Involuntary employee terminations	$2	$5	$(7)	$—
Contract termination penalties	1	—	—	1
Other	3	—	—	3

	$6	$5	$(7)	$4

For the year 2005
Involuntary employee terminations	$3	$2	$(3)	$2
Contract termination penalties	2	—	(1)	1
Other	6	—	(3)	3

	$11	$2	$(7)	$6

For the year 2004
Involuntary employee terminations	$—	$9	$(6)	$3
Contract termination penalties	—	2	—	2
Other	—	8	(2)	6

	$—	$19	$(8)	$11

Other noninterest expense consists of:

	For the Year
	2006	2005	2004
	(In millions)

Shared services allocation from parent company, principally information technology support	$19	$16	$17
Furniture, fixtures, and equipment	16	20	22
Advertising and promotional	15	20	22
Professional services	12	16	21
Travel and other employee costs	11	11	11
Postage, printing, and supplies	7	9	13
Depreciation of assets leased to others	6	6	8
Other	39	38	44

	$125	$136	$158

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

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Guaranty must meet specific capital guidelines that involve quantitative measures of Guaranty’s assets, liabilities and certain off-balance sheet items such as unfunded credit commitments, as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. At year-end 2006, Guaranty met or exceeded all of its capital adequacy requirements.

FINANCIAL SERVICES

NOTES TO SUMMARIZED FINANCIAL STATEMENTS — (Continued)

At year-end 2006, the most recent notification from regulators categorized Guaranty as “well capitalized.” The following table sets forth Guaranty’s actual capital amounts and ratios along with the minimum capital amounts and ratios Guaranty must maintain to meet capital adequacy requirements and to be categorized as “well capitalized.”

						For Categorization
	Actual		For Capital Adequacy Requirements			As “Well Capitalized”
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in millions)

At year-end 2006:
Total Risk-Based Ratio (Risk-based capital/Total risk-weighted assets)	$1,297	10.52%	≥ $	987	≥ 8.00%	≥ $	1,234	≥ 10.00%
Tier 1 (Core) Risk-Based Ratio (Core capital/Total risk-weighted assets)	$1,225	9.93%	≥ $	493	≥ 4.00%	≥ $	740	≥ 6.00%
Tier 1 (Core) Leverage Ratio (Core capital/Adjusted tangible assets)	$1,225	7.62%	≥ $	643	≥ 4.00%	≥ $	804	≥ 5.00%
Tangible Ratio (Tangible equity/Tangible assets)	$1,225	7.62%	≥ $	321	≥ 2.00%		N/A	N/A
At year-end 2005:
Total Risk-Based Ratio (Risk-based capital/Total risk-weighted assets)	$1,293	10.54%	≥ $	981	≥ 8.00%	≥ $	1,227	≥ 10.00%
Tier 1 (Core) Risk-Based Ratio (Core capital/Total risk-weighted assets)	$1,213	9.89%	≥ $	491	≥ 4.00%	≥ $	736	≥ 6.00%
Tier 1 (Core) Leverage Ratio (Core capital/Adjusted tangible assets)	$1,213	6.94%	≥ $	699	≥ 4.00%	≥ $	874	≥ 5.00%
Tangible Ratio (Tangible equity/Tangible assets)	$1,213	6.94%	≥ $	350	≥ 2.00%		N/A	N/A

At year-end 2006, $303 million of the subsidiary preferred stock qualified as core capital and the remainder qualified as Tier 2 capital. We have obtained OTS approval to include amounts raised through the subordinated notes payable to trust in regulatory capital similar to the preferred stock issued by subsidiaries upon redemption of the preferred stock issued by subsidiaries.

The federal banking agencies have published for comment potential changes to capital adequacy guidelines and risk-weightings. The ultimate changes that may be applicable to Guaranty are not yet known, but we do not anticipate them to result in a change in Guaranty’s capital categorization.

As a result of corrective actions taken by Guaranty, in April 2006 the OTS terminated a consent order entered into in 2004 related to findings and required corrective actions associated with Guaranty’s mortgage origination activities.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no changes in or disagreements with our independent registered public accounting firm to report.

Item 9A.	Controls and Procedures

(a) Disclosure controls and procedures

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

(b) Internal control over financial reporting

Management’s report on internal control over financial reporting is included in Item 8. Financial Statements and Supplementary Data.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in fourth quarter 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Set forth below is certain information about the members of our Board of Directors:

		Year First
		Elected to
Name	Age	the Board	Principal Occupation

Kenneth M. Jastrow, II	59	1998	Chairman and Chief Executive Officer of Temple-Inland Inc.
Afsaneh M. Beschloss	51	2002	President and Chief Executive Officer of The Rock Creek Group
Dr. Donald M. Carlton	69	2003	Former President and Chief Executive Officer of Radian International LLC
Cassandra C. Carr	62	2004	Senior Advisor, Public Strategies, Inc.
E. Linn Draper, Jr.	65	2004	Former Chairman, President and Chief Executive Officer of American Electric Power Company, Inc.
Larry R. Faulkner	61	2005	President of Houston Endowment Inc.
James T. Hackett	53	2000	Chairman, President and Chief Executive Officer of Anadarko Petroleum Corporation
Jeffrey M. Heller	67	2004	Vice Chairman of Electronic Data Systems, Inc.
James A. Johnson	63	2000	Vice Chairman of Perseus LLC
W. Allen Reed	59	2000	Former Chairman of the Board of General Motors Asset Management Corporation
Richard M. Smith	60	2006	Chairman and Editor-in-Chief of Newsweek
Arthur Temple III	65	1983	Chairman of the Board of First Bank & Trust, East Texas and the T.L.L. Temple Foundation
Larry E. Temple	71	1991	Attorney-at-law

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

Securities Authorized for Issuance Under Equity Compensation Plans

Information at year-end 2006 about our compensation plans under which our Common Stock may be issued follows:

(c)
Number of Securities
	(a)	(b)	Remaining Available
	Number of Securities	Weighted-Average	for Future Issuance
	to be Issued Upon	Exercise Price of	Under Equity
	Exercise of Outstanding	Outstanding Options,	Compensation Plans
	Options, Warrants and	Warrants and	(Excluding Securities
Plan Category	Rights*	Rights	Reflected in Column(a))

Equity compensation plans approved by security holders	7,092,676	$31.94	1,884,277
Equity compensation plans not approved by security holders	None	None	None

Total	7,092,676	$31.94	1,884,277

*	Includes 1,081,004 phantom shares payable in stock.

The remaining information required by this item is incorporated by reference from our Definitive Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from our Definitive Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference from our Definitive Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

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

3. Exhibits

Exhibit
Number		Exhibit

3.01	—	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.01 to registration statement on Form S-1 (Reg. No. 2-87570) filed by the Company with the Commission on November 2, 1983)
3.02	—	Certificate of Amendment to the Certificate of Incorporation of the Company, effective May 4, 1987 (incorporated by reference to Exhibit 4.01 to post-effective amendment No. 2 to registration statement on Form S-8 (Reg. No. 2-88202) filed by the Company with the Commission on November 16, 1987)

Exhibit
Number			Exhibit

3.03		—	Certificate of Amendment to the Certificate of Incorporation of the Company, effective May 5, 1990 (incorporated by reference to Exhibit 4.01 to post-effective amendment No. 2 to registration statement on Form S-8 (Reg. No. 33-25650) filed by the Company with the Commission on June 14, 1990)
3.04		—	By-laws of the Company as amended and restated May 2, 2002 (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended September 28, 2002, and filed with the Commission on November 12, 2002)
4.01		—	Form of Specimen Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.03 to registration statement on Form S-8 (Reg. No. 33-27286) filed by the Company with the Commission on March 2, 1989)
4.02		—	Indenture dated as of September 1, 1986, between the Registrant and Chemical Bank, as Trustee (or Senior Notes Indenture) (incorporated by reference to Exhibit 4.01 to registration statement on Form S-1 (Reg. No. 33-8362) filed by the Company with the Commission on August 29, 1986)
4.03		—	First Supplemental Indenture to the Senior Notes Indenture, dated as of April 15, 1988, between the Company and JPMorgan Chase Bank, N.A. (formerly known as The Chase Manhattan Bank and Chemical Bank), as Trustee (incorporated by reference to Exhibit 4.02 to registration statement on Form S-3, Registration No. 33-20431, filed with the Commission on March 2, 1988)
4.04		—	Second Supplemental Indenture to the Senior Notes Indenture, dated as of December 27, 1990, between the Company and JPMorgan Chase Bank, N.A. (formerly known as The Chase Manhattan Bank and Chemical Bank), as Trustee (incorporated by reference to Exhibit 4.03 to Form 8-K, filed with the Commission on December 27, 1990)
4.05		—	Third Supplemental Indenture to the Senior Notes Indenture, dated as of May 9, 1991, between the Company and JPMorgan Chase Bank, N.A. (formerly known as The Chase Manhattan Bank and Chemical Bank), as Trustee (incorporated by reference to Exhibit 4 to Form 10-Q for the quarter ended June 29, 1991, filed with the Commission on August 7, 1991)
4.06		—	Form of Fixed-rate Medium Term Note, Series D, of the Company (incorporated by reference to Exhibit 4.05 to registration statement on Form S-3 (Reg. No. 33-43978) filed by the Company with the Commission on November 14, 1991)
4.07		—	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, dated February 16, 1989 (incorporated by reference to Exhibit 4.04 to the Company’s Form 10-K for the year ended December 31, 1988, and filed with the Commission on March 21, 1989)
4.08		—	Rights Agreement, dated February 20, 1999, between the Company and Equiserve Trust Company, N.A. (f/k/a First Chicago Trust Company of New York), as Rights Agent (incorporated by reference to Exhibit 1 to the Company’s registration statement on Form 8A filed with the Commission on February 19, 1999)
4.09		—	Form of Fixed-rate Medium Term Note, Series F, of the Company (incorporated by reference to Exhibit 4.05 to the Company’s Form 8-K filed with the Commission on June 3, 1998)
4.10		—	Form of 5.003% Senior Note due 2007 of the Company (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed with the Commission on May 3, 2002)
4.11		—	Form of 7.875% Senior Notes due 2012 of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Commission on May 3, 2002)
4.12		—	Form of 6.375% Senior Notes due 2016 of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Commission on December 6, 2005)
4.13		—	Form of 6.625% Senior Notes due 2018 of the Company (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed with the Commission on December 6, 2005)
10.01		—	Credit Agreement dated July 28, 2005, with Bank of America, N.A., as administrative agent and L/C Issuer; Citibank, N.A. and The Toronto Dominion Bank, as co-syndication agents; BNP Paribas and The Bank Of Nova Scotia, as co-documentation agents; Banc of America Securities LLC and Citigroup Global Markets Inc., as joint lead arrangers and joint book managers; and the lenders party thereto (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on August 1, 2005)
10	.02*	—	Temple-Inland Inc. 1993 Stock Option Plan (incorporated by reference to the Company’s definitive proxy statement in connection with the Annual Meeting of Shareholders held May 6, 1994, and filed with the Commission on March 21, 1994)
10	.03*	—	First amendment to Temple-Inland Inc. 1993 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2006, and filed with the Commission on November 7, 2006)

Exhibit
Number			Exhibit

10	.04*	—	Temple-Inland Inc. 1997 Stock Option Plan (incorporated by reference to the Company’s Definitive Proxy Statement in connection with the Annual Meeting of Shareholders held May 2, 1997, and filed with the Commission on March 17, 1997), as amended May 7, 1999 (incorporated by reference to the Company’s definitive proxy statement in connection with the Annual Meeting of Shareholders held May 7, 1999, and filed with the Commission on March 26, 1999)
10	.05*	—	First amendment to Temple-Inland Inc. 1997 Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 30, 2006, and filed with the Commission on November 7, 2006)
10	.06*	—	Temple-Inland Inc. 1997 Restricted Stock Plan (incorporated by reference to the Company’s Definitive Proxy Statement in connection with the Annual Meeting of Shareholders held May 2, 1997, and filed with the Commission on March 17, 1997)
10	.07*	—	Temple-Inland Inc. 2001 Stock Incentive Plan (incorporated by reference to the Company’s definitive proxy statement in connection with the Annual Meeting of Shareholders held May 4, 2001, and filed with the Commission on March 23, 2001)
10	.08*	—	First amendment to Temple-Inland Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended September 30, 2006, and filed with the Commission on November 7, 2006)
10	.09*	—	Temple-Inland Inc. 2003 Stock Incentive Plan (incorporated by reference to Appendix A of the Company’s definitive proxy statement dated March 31, 2003, and prepared in connection with the annual meeting of stockholders held May 2, 2003)
10	.10*	—	First amendment to Temple-Inland Inc. 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended September 30, 2006, and filed with the Commission on November 7, 2006)
10	.11*	—	Form of Nonqualified Stock Option Agreement issued pursuant to the Temple-Inland Inc. 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K for the year ended January 3, 2004, and filed with the Commission on February 23, 2004)
10	.12*	—	Revised Form of Performance Stock Units Agreement issued pursuant to the Temple-Inland Inc. 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.08 to the Company’s Form 10-K for the year ended December 31, 2005, and filed with the commission on March 8, 2006)
10	.13*	—	Revised Form of Restricted Stock Unit Agreement issued pursuant to the Temple-Inland Inc. 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.09 to the Company’s Form 10-K for the year ended December 31, 2005, and filed with the commission on March 8, 2006)
10	.14*	—	Revised Form of Nonqualified Stock Option Agreement for Non-Employee Directors issued pursuant to the Temple-Inland Inc. 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K for the year ended December 31, 2005, and filed with the commission on March 8, 2006)
10	.15*	—	Temple-Inland Inc. Stock Deferral and Payment Plan (as amended and restated effective February 2, 2001) (incorporated by reference to the Company’s definitive proxy statement in connection with the Annual Meeting of Shareholders held May 4, 2001, and filed with the Commission on March 23, 2001)
10	.16*	—	Temple-Inland Inc. Directors’ Fee Deferral Plan (incorporated by reference to the Company’s definitive proxy statement in connection with the Annual Meeting of Shareholders held May 4, 2001, and filed with the Commission on March 23, 2001)
10	.17*	—	Temple-Inland Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2001 filed with the Commission on August 14, 2001)
10	.18*	—	First amendment to Temple-Inland Inc. Supplemental Executive Retirement Plan (1)
10	.19*	—	Employment Agreement between the company and Kenneth M. Jastrow, II, dated February 11, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 11, 2005)
10	.20*	—	Employment Agreement and Change in Control Agreement dated June 1, 2003, between the Company and J. Patrick Maley III (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 28, 2003, and filed with the Commission on November 12, 2003)

Exhibit
Number			Exhibit

10	.21*	—	Change in Control Agreement dated October 2, 2000, between the Company and Kenneth M. Jastrow, II (incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K for the year ended December 30, 2000, and filed with the Commission on March 5, 2001), as amended on February 11, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 11, 2005)
10	.22*	—	Change in Control Agreement dated October 2, 2000, between the Company and Jack C. Sweeny (incorporated by reference to Exhibit 10.29 to the Company’s Form 10-K for the year ended December 30, 2000, and filed with the Commission on March 5, 2001)
10	.23*	—	Change in Control Agreement dated October 2, 2000, between the Company and Randall D. Levy (incorporated by reference to Exhibit 10.31 to the Company’s Form 10-K for the year ended December 30, 2000, and filed with the Commission on March 5, 2001)
10	.24*	—	Change in Control Agreement dated October 2, 2000, between the Company and Doyle R. Simons (incorporated by reference to Exhibit 10.34 to the Company’s Form 10-K for the year ended December 30, 2000, and filed with the Commission on March 5, 2001)
21		—	Subsidiaries of the Company (1)
23		—	Consent of Ernst & Young LLP (1)
31.1		—	Certification of Chief Executive Officer pursuant to Exchange Act rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
31.2		—	Certification of Chief Financial Officer pursuant to Exchange Act rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
32.1		—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
32.2		—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

*	Management contract or compensatory plan or arrangement.

(1)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Temple-Inland Inc.
(Registrant)

By:	/s/ Kenneth M. Jastrow, II
Kenneth M. Jastrow, II
Chairman of the Board and
Chief Executive Officer
Date: February 23, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Kenneth M. Jastrow, II Kenneth M. Jastrow, II	Director, Chairman of the Board, and Chief Executive Officer	February 23, 2007

/s/ Randall D. Levy Randall D. Levy	Chief Financial Officer	February 23, 2007

/s/ Troy L. Hester Troy L. Hester	Principal Accounting Officer	February 23, 2007

/s/ Afsaneh M. Beschloss Afsaneh M. Beschloss	Director	February 23, 2007

/s/ Donald M. Carlton Donald M. Carlton	Director	February 23, 2007

/s/ Cassandra C. Carr Cassandra C. Carr	Director	February 23, 2007

/s/ E. Linn Draper, Jr. E. Linn Draper, Jr.	Director	February 23, 2007

/s/ Larry R. Faulkner Larry R. Faulkner	Director	February 23, 2007

/s/ James T. Hackett James T. Hackett	Director	February 23, 2007

/s/ Jeffrey M. Heller Jeffrey M. Heller	Director	February 23, 2007

/s/ James A. Johnson James A. Johnson	Director	February 23, 2007

Signature	Capacity	Date

/s/ W. Allen Reed W. Allen Reed	Director	February 23, 2007

/s/ Richard M. Smith Richard M. Smith	Director	February 23, 2007

/s/ Arthur Temple III Arthur Temple III	Director	February 23, 2007

/s/ Larry E. Temple Larry E. Temple	Director	February 23, 2007