Form 10-Q
period 2007-03-31
TEMPLE INLAND INC
filed 2007-05-08
CIK 731939

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Quarterly Period Ended March 31, 2007
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
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes ☑  No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of common shares outstanding as of March 31, 2007

Common Stock (par value $1.00 per share)	105,816,730

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEET
TEMPLE-INLAND INC. AND SUBSIDIARIES
First Quarter-End 2007
Unaudited

	Parent	Financial
	Company	Services	Consolidated
		(In millions)
ASSETS
Cash and cash equivalents	$24	$208	$232
Trade receivables, net of allowance for doubtful accounts of $15	479	––	479
Inventories	431	––	431
Assets held-for-sale	311	––	311
Timber and timberland	64	––	64
Real estate	562	––	562
Loans held for sale	––	23	23
Loans, net of allowance for losses of $71	––	9,575	9,575
Securities available-for-sale	––	502	502
Securities held-to-maturity	––	4,608	4,608
Investment in Federal Home Loan Bank stock	––	208	208
Property and equipment	1,624	224	1,848
Goodwill	365	141	506
Other intangible assets	––	25	25
Prepaid expenses and other assets	389	226	560
Investment in financial services	1,009	––	––

TOTAL ASSETS	$5,258	$15,740	$19,934

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable, accrued expenses, and other liabilities	$774	$153	$904
Long-term debt and other borrowings	1,712	141	1,853
Deposits	––	9,494	9,488
Federal Home Loan Bank borrowings	––	4,324	4,324
Deferred income taxes	184	––	158
Liability for pension benefits	220	––	220
Liability for postretirement benefits	141	––	141
Subordinated notes payable to trust	––	314	314
Preferred stock issued by subsidiaries	––	305	305

TOTAL LIABILITIES	3,031	14,731	17,707

SHAREHOLDERS’ EQUITY
Preferred stock — par value $1 per share:
authorized 25,000,000 shares; none issued			––
Common stock — par value $1 per share: authorized 200,000,000 shares; issued 123,605,344 shares, including shares held in the treasury			124
Additional paid-in capital			461
Accumulated other comprehensive loss			(188)
Retained earnings			2,508

			2,905
Cost of shares held in the treasury: 17,788,614 shares			(678)

TOTAL SHAREHOLDERS’ EQUITY			2,227

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY			$19,934

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

CONSOLIDATED STATEMENTS OF INCOME
TEMPLE-INLAND INC. AND SUBSIDIARIES
Unaudited

	First Quarter
	2007	2006
	(In millions, except per share)
REVENUES
Manufacturing and real estate	$1,037	$1,101
Financial services	284	283

	1,321	1,384

COSTS AND EXPENSES
Manufacturing and real estate	(991)	(988)
Financial services	(238)	(237)

	(1,229)	(1,225)

OPERATING INCOME	92	159
Parent company interest	(31)	(33)
Other non-operating income (expense)	––	––

INCOME FROM CONTINUING OPERATIONS BEFORE TAXES	61	126
Income tax expense	(23)	(47)

INCOME FROM CONTINUING OPERATIONS	38	79
Discontinued operations	––	––

NET INCOME	$38	$79

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	105.6	111.1
Diluted	107.7	113.4

EARNINGS PER SHARE
Basic:
Income from continuing operations	$0.36	$0.71
Discontinued operations	––	––

Net income	$0.36	$0.71

Diluted:
Income from continuing operations	$0.35	$0.70
Discontinued operations	––	––

Net income	$0.35	$0.70

DIVIDENDS PAID PER SHARE OF COMMON STOCK	$0.28	$0.25

Please read the notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
TEMPLE-INLAND INC. AND SUBSIDIARIES
Unaudited

	First Quarter
	2007	2006
	(In millions)
CASH PROVIDED BY (USED FOR) OPERATIONS
Net income	$38	$79
Adjustments:
Depreciation and amortization	61	61
Amortization and accretion of financial instrument discounts and premiums and deferred loan fees and origination costs, net	5	5
Provision (credit) for credit losses	(2)	2
Deferred income taxes	(1)	6
Non-cash real estate cost of sales	8	14
Real estate development expenditures	(54)	(10)
Other	36	8
Changes in:
Receivables	(27)	(43)
Inventories	4	9
Accounts payable and accrued expenses	(61)	(64)
Prepaid expenses and other	––	31
Loans held for sale:
Originations	(17)	(116)
Sales	17	347

	7	329

CASH PROVIDED BY (USED FOR) INVESTING
Capital expenditures	(53)	(44)
Reforestation and net acquisition of timber and timberland	(2)	(2)
Sale of non-strategic assets and operations	5	3
Securities available-for-sale, net	26	33
Securities held-to-maturity, net	238	293
Redemption of Federal Home Loan Bank stock	58	––
Loans originated or acquired, net of principal collected	43	(194)
Acquisitions, net of cash acquired, and joint ventures	––	(135)
Other	(10)	––

	305	(46)

CASH PROVIDED BY (USED FOR) FINANCING
Additions to debt	18	277
Payments of debt	(255)	(372)
Borrowings under accounts receivable securitization facility, net	86	139
Borrowings under revolving credit facility, net	(13)	––
Changes in book overdrafts	(6)	––
Deposits, net	8	79
Repurchase agreements and short-term borrowings, net	(462)	(453)
Issuance of subordinated notes payable to trust	172	––
Cash dividends paid to shareholders	(29)	(27)
Repurchase of common stock	(24)	(51)
Exercise of stock options	12	27
Tax benefit on stock options exercised	7	6
Other	1	––

	(485)	(375)

Effect of exchange rate changes on cash and cash equivalents	––	––
Discontinued operations, principally operating activities	––	––

Net increase (decrease) in cash and cash equivalents	(173)	(92)
Cash and cash equivalents at beginning of period	405	441

Cash and cash equivalents at end of period	$232	$349

Please read the notes to consolidated financial statements.

SUMMARIZED BALANCE SHEETS
PARENT COMPANY (TEMPLE-INLAND INC. AND ITS MANUFACTURING
AND REAL ESTATE SUBSIDIARIES)

	(Unaudited)
	First
	Quarter-End	Year-End
	2007	2006
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$24	$38
Trade receivables, net of allowance for doubtful accounts of $15 in 2007 and $14 in 2006	479	452
Inventories:
Work in process and finished goods	109	109
Raw materials	204	211
Supplies and other	118	115

Total inventories	431	435
Prepaid expenses and other	81	72
Assets held-for-sale	311	––

Total current assets	1,326	997
Investment in Financial Services	1,009	1,015
Timber and Timberland	64	358
Real Estate	562	512
Property and Equipment
Land and buildings	637	648
Machinery and equipment	3,379	3,402
Construction in progress	90	82
Less allowances for depreciation	(2,482)	(2,493)

Total property and equipment	1,624	1,639
Goodwill	365	365
Assets held-for-sale	––	20
Other Assets	308	311

TOTAL ASSETS	$5,258	$5,217

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$190	$230
Accrued employee compensation and benefits	67	128
Accrued interest	28	32
Accrued property taxes	15	23
Other accrued expenses	157	134
Liabilities of discontinued operations	6	7
Current portion of long-term debt	22	19
Current portion of pension and postretirement benefits	19	15

Total current liabilities	504	588
Long-Term Debt	1,712	1,628
Deferred Income Taxes	184	198
Liability for Pension Benefits	218	229
Liability for Postretirement Benefits	124	122
Other Long-Term Liabilities	289	263

TOTAL LIABILITIES	3,031	3,028
Shareholders’ Equity	2,227	2,189

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,258	$5,217

Please read the notes to consolidated financial statements.

SUMMARIZED STATEMENTS OF INCOME
PARENT COMPANY (TEMPLE-INLAND INC. AND ITS MANUFACTURING
AND REAL ESTATE SUBSIDIARIES)
Unaudited

	First Quarter
	2007	2006
	(In millions)
NET REVENUES	$1,037	$1,101

COSTS AND EXPENSES
Cost of sales	(875)	(910)
Selling	(40)	(34)
General and administrative	(64)	(56)
Other operating income (expense)	(12)	12

	(991)	(988)

	46	113
FINANCIAL SERVICES EARNINGS	46	46

OPERATING INCOME	92	159
Interest expense	(31)	(33)
Other non-operating income (expense)	––	––

INCOME FROM CONTINUING OPERATIONS BEFORE TAXES	61	126
Income tax expense	(23)	(47)

INCOME FROM CONTINUING OPERATIONS	38	79
Discontinued operations	––	––

NET INCOME	$38	$79

Please read the notes to consolidated financial statements.

SUMMARIZED STATEMENTS OF CASH FLOWS
PARENT COMPANY (TEMPLE-INLAND INC. AND ITS MANUFACTURING
AND REAL ESTATE SUBSIDIARIES)
Unaudited

	First Quarter
	2007	2006
	(In millions)
CASH PROVIDED BY (USED FOR) OPERATIONS
Net income	$38	$79
Adjustments:
Depreciation and amortization	56	56
Non-cash share-based compensation	20	16
Non-cash pension and postretirement expense	11	14
Cash contribution to pension and postretirement plans	(20)	(18)
Deferred income taxes	1	2
Net earnings of financial services	(29)	(29)
Dividends from financial services	35	––
Earnings of joint ventures	(2)	(12)
Dividends from joint ventures	1	1
Non-cash real estate cost of sales	8	14
Real estate development expenditures	(54)	(10)
Other	2	(3)
Changes in:
Receivables	(27)	(43)
Inventories	4	9
Accounts payable and accrued expenses	(61)	(64)
Prepaid expenses and other	––	31

	(17)	43

CASH PROVIDED BY (USED FOR) INVESTING
Capital expenditures	(40)	(30)
Reforestation and net acquisition of timber and timberland	(2)	(2)
Sales of non-strategic assets and operations and proceeds from the sale of property and equipment	5	3
Acquisitions, net of cash acquired, and joint ventures	––	(135)
Other	(5)	––

	(42)	(164)

CASH PROVIDED BY (USED FOR) FINANCING
Payments of debt	(5)	(241)
Borrowings under accounts receivable securitization facility, net	86	139
Borrowings under revolving credit facility, net	(13)	––
Change in book overdrafts	(7)	––
Other additions to debt	18	277
Cash dividends paid to shareholders	(29)	(27)
Repurchase of common stock	(24)	(51)
Exercise of stock options	12	27
Tax benefit on stock options exercised	7	6
Other	––	(11)

	45	119

Effect of exchange rate changes on cash and cash equivalents	––	––
Discontinued operations, principally operating activities	––	––

Net increase (decrease) in cash and cash equivalents	(14)	(2)
Cash and cash equivalents at beginning of period	38	13

Cash and cash equivalents at end of period	$24	$11

Please read the notes to consolidated financial statements.

SUMMARIZED BALANCE SHEETS
FINANCIAL SERVICES

	(Unaudited)
	First
	Quarter-End	Year-End
	2007	2006
	(In millions)
ASSETS
Cash and cash equivalents	$208	$372
Loans held for sale	23	23
Loans, net of allowance for losses of $71 in 2007 and $65 in 2006	9,575	9,617
Securities available-for-sale	502	529
Securities held-to-maturity	4,608	4,853
Investment in Federal Home Loan Bank stock	208	262
Property and equipment, net	224	214
Accounts, notes, and accrued interest receivable	107	104
Goodwill	141	141
Other intangible assets	25	26
Other assets	119	110

TOTAL ASSETS	$15,740	$16,251

LIABILITIES AND SHAREHOLDER’S EQUITY
Deposits	$9,494	$9,486
Federal Home Loan Bank borrowings	4,324	5,076
Other liabilities	153	126
Other borrowings	141	101
Subordinated notes payable to trust	314	142
Preferred stock issued by subsidiaries	305	305

Total Liabilities	14,731	15,236
Shareholder’s Equity	1,009	1,015

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$15,740	$16,251

Please read the notes to consolidated financial statements.

SUMMARIZED STATEMENTS OF INCOME
FINANCIAL SERVICES
Unaudited

	First Quarter
	2007	2006
	(In millions)
INTEREST INCOME
Loans and loans held for sale	$171	$166
Securities available-for-sale	8	8
Securities held-to-maturity	60	62
Other earning assets	4	5

Total interest income	243	241

INTEREST EXPENSE
Deposits	(83)	(62)
Borrowed funds	(65)	(75)

Total interest expense	(148)	(137)

NET INTEREST INCOME	95	104
(Provision) credit for credit losses	2	(2)

NET INTEREST INCOME AFTER (PROVISION) CREDIT FOR CREDIT LOSSES	97	102

NONINTEREST INCOME
Insurance commissions and fees	13	14
Service charges on deposits	12	11
Loan origination and sale of loans	––	2
Operating lease income	2	2
Other	14	13

Total noninterest income	41	42

NONINTEREST EXPENSE
Compensation and benefits	(48)	(48)
Insurance operations, other than compensation	(4)	(5)
Occupancy	(6)	(6)
Information systems and technology	(3)	(3)
Charges related to asset impairments and severance	––	(3)
Other	(31)	(33)

Total noninterest expense	(92)	(98)

INCOME BEFORE TAXES	46	46
Income tax expense	(17)	(17)

NET INCOME	$29	$29

Please read the notes to consolidated financial statements.

SUMMARIZED STATEMENTS OF CASH FLOWS
FINANCIAL SERVICES
Unaudited

	First Quarter
	2007	2006
	(In millions)
CASH PROVIDED BY (USED FOR) OPERATIONS
Net income	$29	$29
Adjustments:
Depreciation and amortization	4	3
Depreciation of assets leased to others	1	2
Amortization and accretion of financial instrument discounts and premiums and deferred loan fees and origination costs, net	5	5
Provision (credit) for credit losses	(2)	2
Deferred income taxes	(2)	4
Changes in:
Loans held for sale:
Originations	(17)	(116)
Sales	17	347
Other	20	10

	55	286

CASH PROVIDED BY (USED FOR) INVESTING
Securities available-for-sale:
Purchases	––	(1)
Principal payments and maturities	26	34
Securities held-to-maturity:
Purchases	(142)	––
Principal payments and maturities	380	293
Redemption of Federal Home Loan Bank stock	58	––
Loans originated or acquired, net of collections	43	(194)
Capital expenditures	(13)	(14)
Other	(5)	––

	347	118

CASH PROVIDED BY (USED FOR) FINANCING
Deposits, net	8	84
Repurchase agreements and short-term borrowings, net	(462)	(453)
Payments of long-term Federal Home Loan Bank and other borrowings	(250)	(131)
Issuance of subordinated notes payable to trust	172	––
Dividends paid to parent company	(35)	––
Other	1	3

	(566)	(497)

Net increase (decrease) in cash and cash equivalents	(164)	(93)
Cash and cash equivalents at beginning of period	372	431

Cash and cash equivalents at end of period	$208	$338

Please read the notes to consolidated financial statements.

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1 – Basis of Presentation
     Our consolidated financial statements are our primary financial statements and include the accounts of Temple-Inland, our manufacturing, real estate, and financial services subsidiaries, and variable interest entities of which we are the primary beneficiary. We also present, as an integral part of the consolidated financial statements, summarized financial statements of Temple-Inland and our manufacturing and real estate subsidiaries, which we refer to as the parent company summarized financial statements, and summarized financial statements of our financial services subsidiaries, as well as the significant accounting policies unique to each. We do so to provide a clearer presentation of our different businesses and because almost all of the net assets invested in financial services are subject to regulatory rules and restrictions including restrictions on the payment of dividends to the parent company. As a result, all consolidated assets are not available to satisfy all consolidated liabilities.
     You should read our parent company summarized financial statements and financial services summarized financial statements along with these consolidated financial statements.
     We prepare these unaudited interim financial statements in accordance with generally accepted accounting principles and Securities and Exchange Commission requirements for interim financial statements. As a result, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. However, in our opinion, all adjustments considered necessary for a fair presentation have been included. These adjustments are normal recurring accruals, except as noted. These interim operating results are not necessarily indicative of the results that may be expected for the entire year. For further information, please read the financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2006.
Note 2 – Transformation
     On February 26, 2007, our Board of Directors announced a transformation plan that involves separating Temple-Inland into three focused, stand-alone, public companies and selling our strategic timberland. The plan includes:
•	retaining our manufacturing operations — corrugated packaging and building products,

•	spinning off our financial services segment to our shareholders,

•	spinning off our real estate segment to our shareholders, and

•	selling our strategic timberland.
     We are in the process of developing the infrastructure within the financial services and real estate segments to facilitate their transformation into stand-alone public companies.
     We are also in the process of marketing our strategic timberland and have, therefore, classified the strategic timberland we anticipate selling as assets held-for-sale at first quarter-end 2007.
     As a result of the transformation, certain debt agreements, leases, guarantees, and other contracts and agreements will require amendment or renegotiation. We are in the process of reviewing our contracts and agreements to determine which will be affected.
     We expect to complete the transformation plan by year-end 2007.
Note 3 – New Accounting Pronouncements
     Beginning January 2007, we adopted three new accounting pronouncements:
     Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) – This pronouncement clarifies the accounting for and disclosure of uncertainties associated with certain aspects of measurement and recognition of income taxes. Upon adoption, we increased assets by $2 million, reduced liabilities by $3 million and increased beginning retained earnings by $5 million. We also reclassified $11

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
million from deferred income taxes to other long-term liabilities. At the beginning of 2007 after adoption of FIN 48 and at first quarter-end 2007, we had $20 million of unrecognized tax benefits, of which $9 million would affect our effective tax rate if recognized.
     Statement of Financial Accounting Standard (SFAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — We transitioned to a year-end measurement date for valuing plan assets and obligations for our defined benefit and postretirement benefit plans. Previously we used a measurement date of September 30, as allowed by SFAS No. 87, Employers’ Accounting for Pensions. Upon transition, we reduced 2007 beginning shareholders’ equity by $5 million, representing the net periodic benefit cost of the three month period from the last measurement date to year-end 2006, net of tax.
     FASB Staff Position No. AUG AIR-1, Accounting for Planned Major Maintenance Activities - Upon adoption we elected the expense as incurred accounting method for planned major maintenance. We had previously used the acceptable practice of allocating the costs over the interim periods within the year in which they were incurred in accordance with Accounting Principles Board Opinion No.28, Interim Financial Reporting. As a result, the retrospective application of this new pronouncement has no effect on our 2006 annual earnings or financial position. A summary of the quarterly effect of the 2006 retrospective application follows:

					Full
	First	Second	Third	Fourth	Year
	Quarter	Quarter	Quarter	Quarter	2006
		(in millions, except per share data)
Income from Continuing Operations:
As originally reported	$76	$192	$96	$105	$469
Effects of AUG AIR-1	3	(1)	(1)	(1)	––

As recast	$79	$191	$95	$104	$469

Net Income:
As originally reported	$76	$192	$96	$104	$468
Effects of AUG AIR-1	3	(1)	(1)	(1)	––

As recast	$79	$191	$95	$103	$468

Earnings Per Share (Diluted):
Income from continuing operations:
As originally reported	$0.67	$1.71	$0.87	$0.98	$4.23
Effects of AUG AIR-1	0.03	(0.01)	(0.01)	(0.01)	––

As recast	$0.70	$1.70	$0.86	$0.97	$4.23

Net Income:
As originally reported	$0.67	$1.71	$0.87	$0.97	$4.22
Effects of AUG AIR-1	0.03	(0.01)	(0.01)	(0.01)	––

As recast	$0.70	$1.70	$0.86	$0.96	$4.22

     The effect on 2007 beginning shareholders’ equity of adopting these new accounting pronouncements was:

2006 ending shareholders’ equity	$2,189
Adoption of accounting for uncertainty in income taxes	5
Net periodic benefit cost related to transition of defined benefit and postretirement benefit plan measurement date from September 30 to our fiscal year-end, net of tax	(5)
Adoption of expense as incurred method of accounting for planned major maintenance activities	––

2007 beginning shareholders’ equity	$2,189

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Pending Accounting Pronouncements
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits the election of fair value as the initial and subsequent measurement method for many financial assets and liabilities. Subsequent changes in the fair value would be recognized in earnings as they occur. Electing the fair value option requires the disclosure of the fair value of affected assets and liabilities on the balance sheet or in the notes to the financial statements. SFAS No. 159 is effective for our first quarter 2008. We believe that if we elect the fair value option, the effect would not be material to our earnings or financial position.
Note 4 – Employee Benefit Plans
     Defined benefit expense for first quarter consists of:

	Defined Benefits						Postretirement
	Qualified		Supplemental		Total		Benefits
	2007	2006	2007	2006	2007	2006	2007	2006
			(In millions)				(In millions)
Service costs – benefits earned during the period	$7	$7	$––	$––	$7	$7	$––	$1
Interest cost on projected benefit obligation	19	18	––	––	19	18	2	2
Expected return on plan assets	(21)	(20)	––	––	(21)	(20)	––	––
Amortization of prior service costs	––	1	––	––	––	1	––	(1)
Amortization of actuarial net loss	3	5	1	1	4	6	––	––

Defined benefit expense	$8	$11	$1	$1	$9	$12	$2	$2

     In first quarter 2007 and 2006, we made a $15 million voluntary, discretionary contribution to our defined benefit plans.
Note 5 – Share-Based Compensation
     We have shareholder approved share-based compensation plans that permit awards to key employees and non-employee directors in the form of restricted or performance units, restricted stock, or options to purchase shares of our common stock. We generally grant awards annually in February, and we use treasury stock to fulfill awards settled in common stock and stock option exercises.
     Share-based compensation expense for first quarter consists of:

	First Quarter
	2007	2006
	(In millions)
Restricted or performance units	$17	$8
Restricted stock	––	1
Stock options	6	7

Total pre-tax share-based compensation expense	$23	$16

     The fair value of awards granted to retirement-eligible employees and expensed at the date of grant was $5 million in first quarter 2007 and $7 million in first quarter 2006.

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
     Pre-tax share-based compensation expense is included in:

	First Quarter
	2007	2006
	(In millions)
Parent Company
Cost of sales	$3	$2
Selling expense	1	1
General and administrative	16	13

Total Parent Company	20	16
Financial Services	3	––

Total pre-tax share-based compensation expense	$23	$16

Restricted or performance units
     A summary of activity for first quarter 2007 follows:

		Weighted
		Average Grant	Aggregate
		Date Fair Value	Current
	Shares	Per Share	Value
	(In thousands)		(In millions)
Not vested beginning of the year	1,408	$39
Granted	769	51
Vested and settled	(532)	30
Forfeited	(5)	45

Not vested end of first quarter 2007	1,640	47	$98

Stock options
     A summary of activity for first quarter 2007 follows:

			Weighted	Aggregate
		Weighted	Average	Intrinsic Value
		Average	Remaining	(Current value
		Exercise Price	Contractual	less exercise
	Shares	Per Share	Term	price)
	(In thousands)		(In years)	(In millions)
Outstanding beginning of the year	6,012	$32
Granted	1,028	51
Exercised	(727)	29
Forfeited	(9)	39

Outstanding end of first quarter 2007	6,304	35	7	$223

Exercisable end of first quarter 2007	3,635	29	5	$106

     We determine the fair value of options using the Black-Scholes-Merton option-pricing model and the following assumptions:

	First Quarter
	2007	2006
Expected life of options (in years)	6	6
Expected stock price volatility	22.8%	25.1%
Expected dividend yield	2.3%	2.4%
Risk-free interest rate	4.9%	4.5%

Weighted average estimated fair value of options granted	$12.47	$11.53

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Note 6 – Earnings Per Share
     We computed earnings per share by dividing income by weighted average shares outstanding using the following:

	First Quarter
	2007	2006
	(In millions)
Weighted average common shares outstanding – basic	105.6	111.1
Dilutive effect of stock options	2.1	2.3

Weighted average shares outstanding – diluted	107.7	113.4

Note 7 – Comprehensive Income
     Comprehensive income consists of:

	First Quarter
	2007	2006
	(In millions)
Net income	$38	$79
Other comprehensive income (loss), net of taxes:
Unrealized gains (losses) on:
Available-for-sale securities	––	––
Derivative instruments	––	––
Foreign currency translation adjustment	(1)	(2)
Defined benefit plans	4	––

Other comprehensive income (loss)	3	(2)

Comprehensive income	$41	$77

     At first quarter-end 2007, the fair value of our interest-rate derivative instruments was a $1 million liability, which is about equally distributed between an interest-rate swap designated as a hedge of interest cash flows anticipated from specific borrowings and an interest-rate swap we did not designate as a hedge. Changes in the fair value of the hedge transaction decreased an immaterial amount in first quarter 2007. Hedge ineffectiveness was not significant in first quarter 2007. Changes in the fair value of the instrument not designated as a hedge are included in other non-operating income (expense) and resulted in expense of an immaterial amount in first quarter 2007.
Note 8 – Contingencies
     We are defending three class action claims in California state court alleging violations of that state’s on-duty meal break laws. We reached agreements in principle to settle two of these cases in 2007. In April 2007, however, the Supreme Court of California issued an interpretation of the meal break laws that had the effect of applying a four-year limitations period to these actions as opposed to the one-year period we believed applied. The longer limitations period results in a higher exposure for these claims and jeopardizes the settlements we had reached. As a result, we have increased our reserve for these matters at the end of first quarter 2007 by $10 million. While we continue to defend these lawsuits and have established reserves that we believe are adequate, we do not anticipate that the outcome in any or all of these cases should have a material adverse effect on our financial position or long-term results of operations or cash flows.
     We are involved in various other legal proceedings that arise from time to time in the ordinary course of doing business. In addition, liabilities in connection with environmental remediation arise from time to time in the ordinary course of doing business. We believe we have established adequate reserves for any probable losses related to these legal proceedings and environmental remediation issues. We do not believe that the outcome of any of these matters should have a significant adverse effect on our financial position, long-term results of operations, or cash flows. It is possible, however, that charges related to these matters could be significant to our results of operations or cash flows in any one accounting period.

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Note 9 – Segment Information
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
     We evaluate performance based on operating income before unallocated expenses and income taxes. Unallocated expenses represent expenses managed on a company-wide basis and include corporate general and administrative expense; share-based compensation; other operating and non-operating income (expense); and parent company interest expense. Other operating income (expense) includes gain or loss on sale of assets, asset impairments, and unusual expenses. The accounting policies of the segments are the same as those described in the accounting policy notes to the financial statements. Intersegment sales are recorded at market prices. Intersegment sales and shared service expense allocations are netted in costs and expenses.

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

					Expenses Not
					Allocated to
	Corrugated	Forest	Real	Financial	Segments and
	Packaging	Products	Estate	Services	Eliminations		Total
For First Quarter 2007 or at First Quarter-End 2007:
(In millions)
Revenues from external customers	$761	$246	$30	$284	$––		$1,321
Depreciation and amortization	37	16	––	5	3		61
Income (loss) before taxes	64	38	3	49	(93	)(a)	61
Financial services, net interest income	––	––	––	95	––		95
Total assets	2,275	1,026	594	15,740	299		19,934
Investment in equity method investees and joint ventures	11	22	91	––	––		124
Capital expenditures and reforestation	25	12	––	13	5		55
Goodwill	236	129	––	141	––		506

For First Quarter 2006 or at First Quarter-End 2006:
(In millions)
Revenues from external customers	$721	$333	$47	$283	$––		$1,384
Depreciation and amortization	38	14	1	5	3		61
Income (loss) before taxes	44	82	26	49	(75)(a)		126
Financial services, net interest income	––	––	––	104	––		104
Total assets	2,314	1,071	435	17,570	304		21,694
Investment in equity method investees and joint ventures	13	21	74	––	––		108
Capital expenditures and reforestation	19	10	––	14	3		46
Goodwill	236	129	––	159	––		524

(a)	Expenses not allocated to segments consist of:

	First Quarter
	2007	2006
	(In millions)
General and administrative	$(25)	$(23)
Share-based compensation	(23)	(16)
Other operating income (expense)	(14)	(3)
Other non-operating income (expense)	––	––
Parent company interest	(31)	(33)

	$(93)	$(75)

Other operating income (expense) applies to:
Corrugated packaging	$(10)	$(2)
Forest products	––	––
Real estate	––	––
Financial services	––	(3)
Unallocated	(4)	2

	$(14)	$(3)

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Note 10 – Real Estate
     Our real estate consists of:

	First
	Quarter-End	Year-End
	2007	2006
	(In millions)
Entitled, developed, and under development land	$297	$255
Land held for investment or future development	149	142
Investment in real estate ventures	91	90
Income producing properties, net of accumulated depreciation	25	25

	$562	$512

     In first quarter 2006, we sold five acres of undeveloped commercial real estate and recognized a gain of $8 million.
     At first quarter-end 2007, we had ownership interests ranging from 25 to 50 percent in 15 real estate ventures that we account for using the equity method. Our investment in these real estate ventures is included in real estate and our equity in their earnings is included in segment operating income. We provide development services for some of these ventures for which we receive a fee. We have not recognized significant fees for these services. Combined summarized financial information for these real estate ventures follows:

	First
	Quarter-End	Year-End
	2007	2006
	(In millions)
Real estate	$191	$186
Total assets	285	281
Borrowings, principally non-recourse	65	66
Total liabilities	86	84
Equity	199	197

Our investment in real estate ventures:
Our share of their equity	$98	$97
Unrecognized deferred gain(a)	(7)	(7)

Investment in real estate ventures	$91	$90

(a)	We recognize the deferred gain from our sale of real estate to the venture as the venture sells the real estate to third parties.

	First Quarter
	2007	2006
	(In millions)
Revenues	$7	$53
Earnings	2	20
Our equity in their earnings	1	10
     In first quarter 2007, we contributed $2 million to the real estate ventures and received $2 million in return of capital distributions, which are classified as investing activities for cash flow purposes.
     Beginning first quarter 2006, we eliminated our historic one-month lag in accounting for our investment in our two largest real estate ventures as financial information became more readily available. The result was to increase our equity in their earnings in first quarter 2006 by about $1 million.
Note 11 – Assets Held For Sale
     Assets held for sale include our strategic timberland, which we previously announced our intention to sell as part of our transformation plan, assets of discontinued operations, and other non-strategic assets held for sale.

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
     At first quarter-end 2007, the carrying value of our timber and timberland and related assets held for sale was $297 million. Timber and timberland totaled $293 million representing approximately 1.7 million acres located in Texas, Louisiana, Georgia, and Alabama, and related property and equipment totaled $4 million.
     At first quarter-end 2007, discontinued operations primarily consist of the chemical business obtained in the acquisition of Gaylord Container Corporation. The disposition of the chemical business has been delayed primarily due to its class action litigation that was settled in 2004. At first quarter-end 2007, the assets and liabilities of discontinued operations include $7 million of working capital and $1 million of property and equipment. Revenues from discontinued operations were $6 million in first quarter 2007 and $7 million in first quarter 2006.
Note 12 – Other Operating Income (Expense)

	First Quarter
	2007	2006
	(In millions)
Equity in earnings of manufacturing joint ventures	$1	$2
Equity in earnings of real estate ventures	1	10
Litigation	(10)	––
Transformation plan	(4)	––

	$(12)	$12

     Activity for first quarter 2007 within our accruals for exit costs follows:

	Beginning of		Cash	End of
	Period	Additions	Payments	Period
	(In millions)
Involuntary employee terminations	$1	$––	$(1)	$––
Demolition and environmental remediation	8	––	(2)	6

	$9	$––	$(3)	$6

Note 13 – Subsequent Events
     On April 10, 2007 we redeemed $225 million of our preferred stock issued by subsidiaries. We anticipate redeeming the remaining $80 million by second quarter-end 2007. Funds for these redemptions were provided through the issuance of subordinated notes payable to trust.

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
     Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of the federal securities laws. These forward-looking statements are identified by their use of terms and phrases such as “believe,” “anticipate,” “could,” “estimate,” “likely,” “intend,” “may,” “plan,” “expect,” and similar expressions, including references to assumptions. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties. A variety of factors and uncertainties could cause our actual results to differ significantly from the results discussed in the forward-looking statements. Factors and uncertainties that might cause such differences include, but are not limited to:
•	general economic, market or business conditions;

•	the opportunities (or lack thereof) that may be presented to us and that we may pursue;

•	fluctuations in costs and expenses including the costs of raw materials, purchased energy, and freight;

•	demand for new housing;

•	accuracy of accounting assumptions related to pension and postretirement costs, impaired assets, and allowance for credit losses;

•	competitive actions by other companies;

•	changes in laws or regulations and actions or restrictions of regulatory agencies;

•	our ability to execute certain strategic and business improvement initiatives, including our transformation plan; and

•	other factors, many of which are beyond our control.
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

Accounting Policies
Critical Accounting Estimates
     In first quarter 2007, there were no changes in our critical accounting estimates from those we disclosed in our Annual Report on Form 10-K for the year 2006.
New and Pending Accounting Pronouncements
     Beginning January 2007, we adopted the expense as incurred accounting method for planned major plant maintenance as contained in Financial Accounting Standards Board (FASB) Staff Position No. AUG AIR-1, Accounting for Planned Major Maintenance Activities; FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48); and a fiscal year-end measurement date for valuing plan assets and obligations for our defined benefit and postretirement benefit plans as required by Statement of Financial Accounting Standard (SFAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. Please read Note 3 to the Consolidated Financial Statements for further information about these new pronouncements and other pending accounting pronouncements.
Transformation Plan
     On February 26, 2007, our Board of Directors announced a transformation plan that involves separating Temple-Inland into three focused, stand-alone, public companies and selling our strategic timberland. The plan includes:
•	retaining our manufacturing operations – corrugated packaging and building products,

•	spinning off our financial services segment to our shareholders,

•	spinning off our real estate segment to our shareholders, and

•	selling our strategic timberland.
     We are in the process of developing the infrastructure within the financial services and real estate segments to facilitate their transformation into stand-alone public companies.
     We are also in the process of marketing our strategic timberland and have, therefore, classified them as assets held-for-sale at first quarter-end 2007.
     As a result of the transformation, certain debt agreements, leases, guarantees, and other contracts and agreements will require amendment or renegotiation. We are in the process of reviewing our contracts and agreements to determine which will be affected.
     We expect to complete the transformation plan by year-end 2007.
Results of Operations for First Quarter 2007 and 2006
Summary
     We manage our operations through four business segments: corrugated packaging, forest products, real estate, and financial services. A summary of the results of operations by business segment follows:

	First Quarter
	2007	2006
	(In millions, except per
	share)
Revenues
Corrugated packaging	$761	$721
Forest products	246	333
Real estate	30	47
Financial services	284	283

Total revenues	$1,321	$1,384

Segment operating income
Corrugated packaging (a)	$64	$44
Forest products	38	82
Real estate	3	26
Financial services	49	49

Total segment operating income	154	201

Expenses not allocated to segments
General and administrative	(25)	(23)
Share-based compensation	(23)	(16)
Other operating income (expense)	(14)	(3)
Other non-operating income (expense)	––	––
Parent company interest	(31)	(33)

Income before taxes	61	126
Income tax expense	(23)	(47)

Income from continuing operations	38	79
Discontinued operations	––	––

Net income	$38	$79

Average diluted shares outstanding	107.7	113.4

Income from continuing operations, per diluted share	$0.35	$0.70

ROI, annualized	8.3%	14.2%

(a)	2006 retrospectively adjusted to reflect expense as incurred method of accounting for planned major maintenance costs.
     In 2007, significant items affecting income from continuing operations included:
•	We experienced higher prices and lower volumes for our corrugated packaging products.

•	While we continue to see the benefit in our manufacturing operations from our initiatives to lower costs, improve asset utilization, and increase operating efficiencies, the cost of recycled fiber used at our containerboard mills offset some of the benefits.

•	We experienced lower pricing and volumes for our forest products, principally lumber and gypsum.

•	Our real estate operations incurred a decline in lot sales resulting from the overall slowdown in the housing industry.

•	Our financial services operations experienced a decrease in net interest income due primarily to a decrease in earning assets, which was offset by lower loan loss provision and noninterest expense.

•	We increased litigation reserves by $10 million as a result of a recent California Supreme Court decision and incurred $4 million of costs associated with our transformation plan.

•	We expensed $7 million of share-based compensation due to the higher share price at first quarter-end.

     In 2006, significant items affecting income from continuing operations included:
•	We experienced improved markets for our forest products, principally lumber and gypsum, and we benefited from the acquisition of our partner’s 50 percent interest in Standard Gypsum LP.

•	While we continued to see the benefit in our manufacturing operations from our initiatives to lower costs, improve asset utilization and increase operating efficiencies, costs, principally energy and freight, offset much of the benefit.

•	Real estate operations benefited from an $8 million gain on sale of land held for commercial use.

•	Financial services operations benefited from improved net interest income attributable to an increase in earning assets, principally mortgage-backed securities. Actions taken to lower costs in our financial services operation associated with the elimination of the wholesale mortgage operation resulted in charges of $3 million.

•	We expensed $7 million of share-based compensation related to awards granted to retirement eligible employees.
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
     A summary of our corrugated packaging results follows:

	First Quarter
	2007	2006
	(Dollars in millions)
Revenues	$761	$721
Costs and expenses	(697)	(677)

Segment operating income	$64	$44

Segment ROI	12.7%	8.6%

     Fluctuations in corrugated packaging pricing, which includes freight and is net of discounts, and shipments are set forth below:

First Quarter 2007
versus
First Quarter 2006
Increase/(Decrease)
Corrugated packaging
Average prices	8%
Shipments, average week	(4)%
Industry shipments, average week (a)	(2)%

Linerboard
Average prices	21%
Shipments, in thousand tons	40

(a)	Source: Fibre Box Association
     Shipments declined in first quarter 2007 primarily due to the sale of Performance Sheets (sheet feeder plant in City of Industry, California) in August of 2006. Corrugated packaging shipments were generated with one less converting facility at first quarter-end 2007 compared with first quarter-end 2006.
     Compared with fourth quarter 2006, average corrugated packaging prices were down one percent and actual shipments were up five percent, principally due to normal seasonal fluctuations, while average linerboard prices were down two percent and shipments were down 32,000 tons.
     Costs and expenses were up three percent in first quarter 2007 compared with first quarter 2006. Higher prices for wood and recycled fiber were partially offset by lower costs attributable to the sale of one converting facility and increased mill reliability and efficiency, which resulted in improved raw material yield and energy usage.
     Fluctuations in our significant cost and expense components included:

First Quarter 2007
versus
First Quarter 2006
Increase (Decrease)
(In millions)
Wood fiber	$3
Recycled fiber	21
Energy, principally natural gas	(6)
Freight	(1)
Depreciation	(1)
Pension and postretirement	(3)
     The costs of our outside purchases of wood and recycled fiber, energy, and freight fluctuate based on the market prices we pay for these commodities. It is likely that these costs will continue to fluctuate for the remainder of 2007.

     Information about our converting facilities and mills follows:

	First Quarter
	2007	2006
Number of converting facilities (at quarter-end)	64	65
Mill capacity, in thousand tons	899	892
Mill production, in thousand tons	897	890
Percent mill production used internally	89%	93%
Percent of total fiber requirements sourced from recycled fiber	37%	34%
Corrugating medium purchases from our Premier Boxboard Limited LLC joint venture, in thousand tons	20	14
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
     As part of our transformation plan we anticipate selling our strategic timberland. As a result, the operations of our forest products segment will be significantly affected. Our costs will likely increase as we purchase fiber for our operations from third parties and our revenues will likely be negatively affected by the loss of fiber sales and hunting and recreational lease revenues.
     A summary of our forest products results follows:

	First Quarter
	2007	2006
	(Dollars in millions)
Revenues	$246	$333
Costs and expenses	(208)	(251)

Segment operating income	$38	$82

Segment ROI	16.5%	33.3%

     Fluctuations in product pricing, which includes freight and is net of discounts, and shipments are set forth below:

First Quarter 2007
versus
First Quarter 2006
Increase/(Decrease)
Lumber:
Average prices	(25)%
Shipments	(7)%
Gypsum wallboard:
Average prices	(7)%
Shipments	(32)%
Particleboard:
Average prices	22%
Shipments	(13)%
MDF:
Average prices	11%
Shipments	(5)%
     Pricing for particleboard and MDF improved compared with first quarter 2006. However, pricing for lumber and gypsum wallboard declined and demand for all products moderated due to declines in the housing industry. It is likely this trend will continue for the remainder of 2007.
     Compared with fourth quarter 2006, average prices were up one percent for lumber and down 11 percent for gypsum, four percent for particleboard, and two percent for MDF. Shipments were up eight percent for lumber, 21 percent for particleboard, and 37 percent for MDF, and down 13 percent for gypsum.
     Hunting, recreational, and mineral lease income totaled $9 million in first quarter 2007 and $14 million in first quarter 2006. Mineral lease income is generally derived from lease and royalty interests and fluctuates based on changes in the market price for energy. It is likely income from these leases will continue to fluctuate for the remainder of 2007.
     Fluctuations in our significant cost and expense components included:

First Quarter 2007
versus
First Quarter 2006
Increase (Decrease)
(In millions)
Wood fiber	$(10)
Energy, principally natural gas	(10)
Freight	(4)
Chemicals	(1)
Depreciation	2
     Costs and expenses were down 17 percent in first quarter 2007 compared with first quarter 2006. The decrease in reported cost is primarily attributable to lower volumes.
     The costs of our outside purchases of fiber, energy, freight, and chemicals fluctuate based on the market prices we pay for these commodities. It is likely that these costs will continue to fluctuate for the remainder of 2007.

     Information about our timber harvest and converting and manufacturing facilities follows:

	First Quarter
	2007	2006
Timber harvest, in million tons:
Sawtimber	0.6	0.6
Pulpwood	0.8	0.8

Total	1.4	1.4

Number of converting and manufacturing facilities (at quarter-end)	17	17
Average operating rates for all product lines excluding sold or closed facilities:
High	91%	110%
Low	67%	93%
Average	79%	100%
Gypsum facing paper purchases from our Premier Boxboard Limited LLC joint venture, in thousand tons	12	16
Percent of gypsum facing paper supplied by our Premier Boxboard Limited LLC joint venture	78%	64%
Real Estate
     We entitle and develop real estate that we own directly or participate in through ventures. Currently, we have projects in seven states and 11 markets encompassing about 238,000 acres, including 194,000 acres of higher and better use timberland located in Georgia, principally near Atlanta, and in Texas. We are creating the infrastructure and securing entitlements on these lands for single-family residential, commercial, mixed-use, and multi-family housing site development. Our real estate segment revenues are principally derived from the sale of developed and undeveloped real estate and to a lesser degree, from the sale of timber and operations of commercial income producing properties.
     A summary of our real estate results follows:

	First Quarter
	2007	2006
	(Dollars in millions)
Revenues	$30	$47
Costs and expenses	(28)	(31)
Our share of real estate ventures’ income	1	10

Segment operating income	$3	$26

Segment ROI	2.3%	25.3%
     The decline in segment operating income is primarily due to an $8 million gain on the sale of five acres of undeveloped commercial real estate that was recognized in first quarter 2006, a decrease in sales of residential real estate resulting from the overall decline in the housing industry, and a decrease in sales of land held for investment or future development. It is likely the level of sales of residential real estate will be lower for 2007 compared with 2006.
     Beginning first quarter 2006, we eliminated our historic one-month lag in accounting for our investment in our two largest real estate ventures as financial information became more readily available. The one-time effect of eliminating this one-month lag was to increase our equity in their earnings in first quarter by about $1 million.

     Revenue consists of:

	First Quarter
	2007	2006
	(Dollars in millions)
Residential real estate	$18	$17
Lots sold	250	342

Commercial real estate	$4	$16
Acres sold	11	7

Land held for investment or future development	$2	$7
Acres sold	268	923

Income producing properties, timber and other	$6	$7

	$30	$47

     Information about our real estate projects and our real estate ventures follows:

	First Quarter-End
	2007	2006
Owned and consolidated ventures:
Entitled, developed, and under development land
Number of projects	41	29
Residential lots remaining	19,364	11,415
Commercial acres remaining	970	564

Land held for investment or future development
Number of projects	26	20
Acres in entitlement process	27,380	21,950
Acres undeveloped	187,601	197,224

Ventures accounted for using the equity method
Ventures’ lot sales
Lots sold	191	719	(a)
Revenue per lot sold	$56,975	$49,357

Ventures’ entitled, developed, and under development land
Number of projects	22	24
Residential lots remaining	10,099	13,191
Commercial acres remaining	731	701

Ventures’ land held for investment or future development, in acres	6,384	6,594

(a)	The elimination of the previously discussed one month reporting lag resulted in a one-time increase in the number of lots sold of 122 lots.
Financial Services
     We own a savings bank, Guaranty Bank, which includes an insurance agency subsidiary. Guaranty makes up the predominant amount of our financial services segment operating income, revenues, assets, and liabilities. In general, we gather funds from depositors, borrow money, and invest the resulting cash in loans and securities.

     A summary of our financial services results follows:

	First Quarter
	2007	2006
	(Dollars in millions)
Net interest income	$95	$104
Segment operating income (a)	49	49

Segment ROI	19.3%	19.3%

(a)	Segment operating income excludes share-based compensation and charges related to asset impairments and severance reported in financial services’ summarized financial statements.
Net Interest Income and Earning Assets and Deposits
     Information about our net interest margin follows:

	First Quarter
	2007		2006
	Average	Yield/	Average	Yield/
	Balance	Rate	Balance	Rate
	(Dollars in millions)
Earning assets	$14,895	6.54%	$16,585	5.80%
Interest-bearing liabilities	13,744	(4.31)%	15,410	(3.55)%
Impact of noninterest-bearing funds		0.33%		0.25%

Net interest margin		2.56%		2.50%

     Net interest income declined due to a decrease in earning assets resulting from a decrease in single-family mortgage loans and mortgage-backed securities partially offset by an increase in net interest margin. Our net interest margin increased slightly compared with first quarter 2006 because rates on the portion of our earning assets funded by noninterest bearing funds increased as a result of increases in market rates.
     As our portfolio is currently positioned, if interest rates remain relatively stable, it is likely that our net interest margin will remain near its current level. However, if interest rates change significantly, it is likely that our net interest margin will decline. Please read Part I, Item 3, Quantitative and Qualitative Disclosures About Market Risk, for further information.
     The following table summarizes the composition of our earning assets and deposits:

	First Quarter-End
	2007	2006
	(Dollars in millions)
Residential housing assets:
Loans held for sale	$23	$49
Loans	5,830	7,012
Securities	5,318	6,540

	11,171	13,601
Other earning assets	3,887	3,280

Total earning assets	$15,058	$16,881

Residential housing assets as a percentage of earning assets	74%	81%

Noninterest-bearing deposit accounts	$749	$782
Interest-bearing deposit accounts	3,799	3,585
Certificates of deposit	4,946	4,917

Total deposits	$9,494	$9,284

     Residential housing assets were lower at first quarter-end 2007 compared with first quarter-end 2006, because payments on single-family mortgage loans and securities exceeded new single-family mortgage loan production and securities purchases. New loan production was limited in 2006 and first quarter 2007 because we eliminated our wholesale mortgage production network in first quarter 2006. We have developed the systems to begin acquiring mortgage loans from some of our correspondent mortgage warehouse borrowers. In early second quarter 2007 we began acquiring limited volumes of loans through this channel. However, the correspondent mortgage business is very competitive and the current interest rate environment is not generally conducive to significant production of adjustable-rate mortgages, which we generally hold. As a result, we expect our single-family mortgage loans will continue to decrease throughout 2007. Additionally, current market pricing for securities remains challenging. In late first quarter 2007 and early second quarter 2007, we were able to purchase approximately $300 million in mortgage-backed securities at acceptable returns. However, unless we are able to continue to find similar opportunities, our mortgage-backed securities will continue to decrease. Our commercial loans outstanding increased in first quarter 2007 and we anticipate they will continue to increase throughout 2007, partially offsetting decreases in single-family mortgage loans and mortgage-backed securities.
     A portion of our residential housing loans consists of adjustable-rate mortgages that have various monthly payment amount options (Option ARMs). These loans generally include the ability to select from fully amortizing payments, interest-only payments and payments less than the interest accrual rate, which can result in negative amortization increasing the principal amount of the loan. At first quarter-end 2007, loans included $587 million of Option ARMs. We recognized $2 million in first quarter 2007 in interest income on loans from borrowers that elected negative amortization payment options. We also hold $3.3 billion of securities that have Option ARMs as the underlying assets. Of these securities, $548 million were issued by U.S. Government Sponsored Enterprises (FNMA, FHLMC) and $2.7 billion are senior tranches issued by non-agency institutions. All of these securities bear AAA ratings from nationally recognized securities rating organizations.
Asset Quality and Allowance for Credit Losses
     Various asset quality measures we monitor are:

	First Quarter-End		Year-End
	2007	2006	2006
	(Dollars in millions)
Non-performing loans	$28	$41	$26
Foreclosed real estate	8	2	5

Non-performing assets	$36	$43	$31

Non-performing loans as a percentage of total loans	0.29%	0.40%	0.27%
Non-performing assets ratio	0.37%	0.43%	0.32%
Allowance for loan losses as a percentage of non-performing loans	257%	170%	253%
Allowance for loan losses as a percentage of total loans	0.74%	0.69%	0.68%
Net charge-offs as a percentage of average loans outstanding	(0.33)%	0.28%	0.10%

     The following table summarizes changes in the allowance for credit losses:

	First Quarter
	2007	2006
	(In millions)
Balance at beginning of period	$72	$81
Provision (credit) for credit losses	(2)	2
Net (charge-offs) recoveries	8	(7)

Balance at end of period	$78	$76

Allowance for credit losses:
Loan	$71	$69
Commitment-related	7	7

Combined allowance for credit losses	$78	$76

     In first quarter 2007, we recovered a total of $8 million related to two asset-based financing transactions that we had previously charged-off. We sold our asset-based lending operation in 2006, and we do not expect to receive significant future recoveries from asset-based borrowers.
     The increase in our allowance for credit losses is primarily due to continued uncertainty regarding a $39 million loan to a homebuilder that has characteristics indicating potential credit problems that could result in the loan being classified as non-performing in the future. Although changes in credit quality are difficult to predict, it is likely that we will recognize higher provisions for credit losses in future periods.
Noninterest Income and Noninterest Expense
     Income from loan origination and sale of loans decreased $2 million for the first quarter 2007 compared with 2006 primarily due to repositioning our mortgage origination activities. As a result of the repositioning, we do not anticipate significant single-family mortgage loan originations or sales until the second half of 2007 when our previously discussed correspondent mortgage business is fully operational.
Expenses Not Allocated to Segments
     Unallocated expense represents expenses managed on a company-wide basis and includes corporate general and administrative expense, share-based compensation, other operating and non-operating income (expense), and parent company interest expense.
     The change in share-based compensation was principally due to the effect of a higher share price on our cash-based awards and the fair value of new grants being higher than previous grants. Please read Note 5 to the Consolidated Financial Statements for further information. Based on our current expectations, it is likely that share-based compensation expense for the year 2007 will be in the range of $50 to $70 million.
     Other operating income (expense) not allocated to business segments totaled $14 million in first quarter 2007. We increased litigation reserves $10 million due to a recent California Supreme Court decision that resulted in application of a longer limitations period to certain claims alleging violation of the state’s on-duty meal break laws. In addition, we incurred $4 million related to our transformation plan. In first quarter 2006, we incurred charges of $3 million related to the elimination of our wholesale mortgage origination network.
     We are continuing our efforts to enhance return on investment by lowering costs, improving operating efficiencies and increasing asset utilization. As a result, we will continue to review operations that are unable to meet return objectives and determine appropriate courses of action, including possibly consolidating and closing converting facilities and selling under-performing assets.
     The change in parent company interest expense in first quarter 2007 was due to lower average levels of debt outstanding compared with first quarter 2006.

Income Taxes
     Our effective tax rate was 38 percent in first quarter 2007 and 37 percent in first quarter 2006. Differences between the effective tax rate and the statutory rate are due to state income taxes, nondeductible items, and deferred taxes on unremitted foreign income.
     For the full year 2007, we anticipate our annual effective income tax rate to be about 39 percent.
Average Shares Outstanding
     The change in average shares outstanding was principally due to the issuance of shares related to stock-based compensation plans. The change in average diluted shares outstanding was principally due to these issuances and the dilutive effect of employee stock options resulting from the change in the market price of our common stock.
Capital Resources and Liquidity for First Quarter 2007
     We separately discuss our capital resources and liquidity for Temple-Inland and our manufacturing and real estate subsidiaries, which we refer to as the parent company, and our financial services subsidiaries to provide a clearer presentation of our different businesses and because almost all of the net assets invested in financial services are subject to regulatory rules and regulations including restrictions on the payment of dividends to the parent company.
Sources and Uses of Cash
     Consolidated cash from operations was $7 million in first quarter 2007 and $329 million in first quarter 2006. Consolidated cash from operations represents the sum of parent company and financial services cash from operations, less the dividends from financial services and other intercompany amounts, which are eliminated upon consolidation. In first quarter 2007 we received $35 million in dividends from financial services, and in first quarter 2006 we received no dividends from financial services.

Parent Company Sources and Uses of Cash

	First Quarter
	2007	2006
	(In millions)
We received cash from:
Operations	$78	$106
Dividends from financial services (a)	35	––
Real estate development expenditures, net of non-cash cost of sales	(46)	4
Working capital changes	(84)	(67)

From operations	(17)	43
Sale of assets and other	—	3
Exercise of options and related tax benefits	19	33
Borrowing, net	86	175

Total sources	88	254

We used cash to:
Return to shareholders through:
Dividends	(29)	(27)
Repurchase of common stock	(24)	(51)
Reinvest in the business through:
Capital expenditures	(42)	(32)
Acquisition, joint ventures, and other	(7)	(146)

Total uses	(102)	(256)

Change in cash and cash equivalents	$(14)	$(2)

(a)	Dividends received from financial services are eliminated in the consolidated statements of cash flows.
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
     We issued 709,428 shares of common stock in first quarter 2007 and 1,027,453 shares in first quarter 2006 to employees exercising options. We paid cash dividends to shareholders of $0.28 per share in first quarter 2007 and $0.25 per share in first quarter 2006.
     We initiated no purchases under our share repurchase authorizations in first quarter 2007. We, however, settled in first quarter 2007 $24 million for share purchases that were initiated in the prior quarter. The maximum number of shares available to be purchased under our repurchase plans is 6.6 million shares at first quarter-end 2007.
     In January 2006, we purchased the remaining 50 percent interest in Standard Gypsum LP for $150 million. In addition, we paid off its $56 million credit agreement.
     Capital expenditures and timberland reforestation and acquisition are expected to approximate $220 million to $235 million in 2007 or about 100 percent of expected 2007 depreciation and amortization. Most of the expected 2007 expenditures relate to initiatives to increase reliability and efficiency in our corrugated packaging operations.

Financial Services Sources and Uses of Cash

	First Quarter
	2007	2006
	(In millions)
We received cash from:
Operations	$35	$45
Changes in loans held for sale and other	20	241
From operations	55	286

Net repayments on loans and securities	307	132
Redemption of Federal Home Loan Bank stock	58	––

Total sources	420	418

We used cash to:
Pay dividends to the parent company (a)	(35)	––
Fund decreases in deposits and borrowings	(532)	(500)
Reinvest in the business through capital expenditures, acquisitions, and other	(17)	(11)

Total uses	(584)	(511)

Change in cash and cash equivalents	$(164)	$(93)

(a)	Dividends we pay to the parent company are eliminated in the consolidated statements of cash flows.
     Our principal operating cash requirements are for compensation, interest, and taxes. Changes in loans held for sale are subject to the timing of the origination and subsequent sale of the loans and the level of refinancing activity.
     The changes in deposits and borrowings and the amounts invested in loans and securities generally move in tandem because we use deposits and borrowings to fund our investments. In first quarter 2007, we used cash flow from net repayments on loans and securities to reduce our borrowings. In first quarter 2006, we used cash flow from the sale of loans held for sale and from principal payments on mortgage-backed securities to reduce our borrowings.
     We anticipate continued commercial loan growth throughout 2007. However we expect this growth will be more than offset by repayments of single-family mortgage loans and mortgage-backed securities.
     The anticipated commercial loan growth in the remainder of 2007 will require us to retain most, if not all, of financial services’ earnings. Therefore, we do not anticipate additional significant dividends to the parent company for the remainder of 2007.
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
     At first quarter-end 2007, we had $844 million in unused borrowing capacity under our credit agreements and accounts receivable securitization facility.

		Accounts
	Committed	Receivable
	Credit	Securitization
	Agreements	Facility	Total
		(In millions)
Committed	$850	$250	$1,100
Less: borrowings and commitments	(6)	(250)	(256)

Unused borrowing capacity at first quarter-end 2007	$844	$––	$844

     Our committed credit agreements include a $750 million revolving credit facility that expires in 2011. The remainder of our credit agreements expire in 2008 and 2010. Our accounts receivable securitization facility expires in 2009.
     At first quarter-end 2007, the fair value of our interest rate derivative instruments was a $1 million liability. The interest rate instruments expire in 2008. These instruments are non-exchange traded and are valued using either third-party resources or models.
     We lease our particleboard and MDF facilities in Mt. Jewett, Pennsylvania, under an operating lease that expires in 2019. This lease has a trigger if our long-term debt is rated below investment grade.
Financial Services Liquidity
     Our sources of short-term funding are our operating cash flows, new deposits, borrowings under our existing agreements and, if necessary, sales of assets. Assets that can be readily converted to cash, or against which we can readily borrow, include short-term investments, loans, mortgage loans held for sale, and securities. At first quarter-end 2007, we had available liquidity of $4.3 billion.
     On April 10, 2007 we redeemed $225 million of our preferred stock issued by subsidiaries. We anticipate redeeming the remaining $80 million by second quarter-end 2007. Funds for the redemptions were provided through the issuance of subordinated notes payable to trust.
Off-Balance Sheet Arrangements
Parent Company
     At first quarter-end 2007, there were no significant changes in parent company off-balance sheet arrangements from that disclosed in our Annual Report on Form 10-K for the year 2006.

Financial Services
     A comparison of our first quarter-end 2007 unfunded loan commitments with those disclosed in our Annual Report on Form 10-K for the year 2006 follows:

	First
	Quarter-End	Year-End
	2007	2006
	(In millions)
Single-family mortgage loans	$86	$91
Unused lines of credit	1,996	2,109
Unfunded portion of credit commitments	4,280	4,421
Commitments to originate commercial loans	784	655
Letters of credit	386	386

	$7,532	$7,662

Capital Adequacy and Other Regulatory Matters
     At first quarter-end 2007, Guaranty met or exceeded all applicable regulatory capital requirements. We expect to maintain Guaranty’s capital at a level that exceeds the minimum required for designation as “well capitalized” under the capital adequacy regulations of the Office of Thrift Supervision (OTS). From time to time, the parent company may make capital contributions to or receive dividends from Guaranty.
     Selected regulatory capital data for Guaranty and its consolidated subsidiaries follows:

			For Categorization as
	Actual	Regulatory Minimum	“Well Capitalized”
Regulatory capital ratios:
Tangible capital	7.86%	≥2.00%	N/A
Leverage capital	7.86%	≥4.00%	≥5.00%
Risk-based capital	10.58%	≥8.00%	≥10.00%
     In early second quarter 2007, Guaranty redeemed $225 million of outstanding preferred stock issued by subsidiaries, which qualified as regulatory capital up to maximum of 25% of regulatory capital. Funds for the redemption were provided through the issuance of subordinated notes payable to trust. We have obtained OTS approval to include similar amounts in regulatory capital subject to the same limitations as our preferred stock issued by subsidiaries. We anticipate redeeming the remaining $80 million of outstanding preferred stock issued by subsidiaries by the end of second quarter 2007.
Pension and Postretirement Matters
     We made voluntary, a discretionary contribution of $15 million to our defined benefit pension plans in first quarter 2007, and it is likely that we will make additional voluntary, discretionary contributions in the remainder of 2007 of $15 million per quarter.
Energy
     Energy costs were $78 million in first quarter 2007 compared with $94 million in first quarter 2006. Our energy costs fluctuate based on the market prices we pay for these commodities and on the amount and mix of the types of fuel we may use. We continue to reduce our dependency on natural gas. We hedge very little of our energy needs. It is likely that these costs will continue to fluctuate for the remainder of 2007.

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
     Since we filed our Annual Report on Form 10-K for the year 2006, there have been no material developments in pending legal proceedings other than as disclosed in Part II, Item 1 of this report.
Calculation of Non-GAAP Financial Measure

	Parent	Corrugated	Forest	Real	Financial
	Company	Packaging	Products	Estate	Services
			(Dollars in millions)
First Quarter 2007
Return:
Operating income or segment operating income determined in accordance with GAAP	$92 (a)	$64	$38	$3	$49
Adjustments for significant unusual items	––	N/A	N/A	N/A	N/A

	$92	$64	$38	$3	$49

Investment:
Beginning of year total assets, segment assets or investment in financial services determined in accordance with GAAP	$5,217	$2,284	$1,011	$544	$1,015
Adjustments:
Current liabilities (excluding current portion of long-term debt)	(554)	(271)	(87)	(11)	N/A
Assets held for sale	(20)	N/A	N/A	N/A	N/A
Municipal bonds related to capital leases included in other assets	(188)	N/A	N/A	N/A	N/A

	$4,455	$2,013	$924	$533	$1,015

ROI, annualized	8.3%	12.7	% 16.5%	2.3%	19.3%

First Quarter 2006
Return:
Operating income or segment operating income determined in accordance with GAAP	$159 (a)	$44	$82	$26	$49
Adjustments for significant unusual items	––	N/A	N/A	N/A	N/A

	$159	$44	$82	$26	$49

Investment:
Beginning of year total assets, segment assets or investment in financial services determined in accordance with GAAP	$5,001	$2,318	$866	$422	$1,017
Adjustments:
Current liabilities (excluding current portion of long-term debt)	(492)	(269)	(76)	(11)	N/A
Assets held for sale	(34)	N/A	N/A	N/A	N/A
Municipal bonds related to capital leases included in other assets	(188)	N/A	N/A	N/A	N/A
Acquisition of Standard Gypsum, LP in January 2006	196	––	196	––	––

	$4,483	$2,049	$986	$411	$1,017

ROI, annualized	14.2%	8.6%	33.3%	25.3%	19.3%

(a)	Net of expenses not allocated to segments of $62 million in 2007 and $42 million in 2006.
     ROI, annualized is not necessarily indicative of the ROI that may be expected for the entire year.

STATISTICAL AND OTHER DATA
Parent Company
Manufacturing
     Revenues and unit sales of our manufacturing activities, excluding joint venture operations follows:

	First Quarter
	2007	2006
	(Dollars in millions)
Revenues
Corrugated Packaging
Corrugated packaging	$717	$698
Linerboard	44	23

	$761	$721

Forest Products
Pine lumber	$59	$84
Particleboard	52	49
Gypsum wallboard	70	112
Medium density fiberboard	17	16
Fiberboard	14	21
Mineral and hunting leases	9	14
Fiber and other	25	37

	$246	$333

Unit sales
Corrugated Packaging
Corrugated packaging, thousands of tons	830	869
Linerboard, thousands of tons	100	60

	930	929

Forest Products
Pine lumber, million board feet	203	218
Particleboard, million square feet	143	165
Gypsum wallboard, million square feet	382	563
Medium density fiberboard, million square feet	37	39
Fiberboard, million square feet	74	102

Real Estate
     A summary of real estate projects in the entitlement process (a) at first quarter-end 2007 follows:

Project	County	Project Acres(b)
California
Hidden Creek Estates	Los Angeles	700
Terrace at Hidden Hills	Los Angeles	30

Georgia
Ballground	Cherokee	500
Bay Springs	Carroll	400
Birch House Farms	Bartow	140
Crossing	Coweta	230
Dunaway Gardens	Coweta	200
Euharlee II West	Bartow	360
Fincher Road	Cherokee	950
Four Seasons	Coweta	800
Friendship Road	Cherokee	110
Garland Mountain	Cherokee/Bartow	350
Gold Creek	Dawson/Lumpkin	1,090
Grove Park	Coweta	160
Happy Valley Farm	Coweta	750
Jackson Park	Jackson	690
Lithia Springs	Haralson	260
Mill Creek	Coweta	780
Overlook	Cherokee	510
Pickens School	Pickens	420
Whitfield Estates	Jackson	180
Wolf Creek	Carroll	12,180
Yellow Creek	Cherokee	1,100

Texas
Lake Houston	Harris/Liberty	3,630
Entrada(c)	Travis	240
Woodlake Village(c)	Montgomery	620

Total		27,380

(a)	A project is deemed to be in the entitlement process when customary steps necessary for the preparation and submittal of an application, like conducting pre-application meetings or similar discussions with governmental officials, have commenced, or an application has been filed. Projects listed may have significant steps remaining, and there is no assurance that entitlements ultimately will be received.

(b)	Acreage is for the total project and is approximate. The actual number of acres entitled may vary.

(c)	We own a 50 percent interest in these projects.

     A summary of activity within our entitled,(a) developed, and under development projects at first quarter-end 2007 follows:

				Residential Lots(c)		Commercial Acres(d)
				Lots Sold		Acres Sold
		Interest		Since	Lots	Since	Acres
Project	County	Owned(b)		Inception	Remaining	Inception	Remaining
Projects we own
Colorado
Buffalo Highlands	Weld	100%		––	645	––	––
Johnstown Farms	Weld	100%		115	699	––	––
Pinery West	Douglas	100%		––	––	––	115
Stonebraker	Weld	100%		––	600	––	––
Texas
Arrowhead Ranch	Hays	100%		––	232	––	5
Caruth Lakes	Rockwall	100%		245	629	––	––
Cibolo Canyons	Bexar	100%		428	1,321	64	81
Harbor Lakes	Hood	100%		177	401	––	13
Harbor Mist	Calhoun	100%		––	1,393	––	36
Hunter’s Crossing	Bastrop	100%		250	327	19	95
Katy Freeway	Harris	100%		––	––	––	40
La Conterra	Williamson	100%		––	509	––	60
Maxwell Creek	Collin	100%		546	477	––	––
Oakcreek Estates	Comal	100%		––	630	––	––
The Colony	Bastrop	100%		340	1,085	22	50
The Gables at North Hill	Collin	100%		182	100	––	––
The Preserve at Pecan Creek	Denton	100%		73	746	––	9
The Ridge at Ribelin Ranch	Travis	100%		––	––	126	77
Other Texas Projects (6)	Various	100%		2,170	129	62	39
Georgia
Other projects (6)	Various	100%		––	3,540	––	161
Missouri and Utah
Other projects (3)	Various	100%		746	271	––	––

				5,272	13,734	293	781

Projects in entities we consolidate
Texas
City Park	Harris	75%		609	692	36	129
Lantana	Denton	55	% (e)	216	2,134	––	––
Light Ranch	Collin	75%		––	2,496	––	––
Other Texas projects (6)	Various	Various		273	308	5	60

				1,098	5,630	41	189

Total owned and consolidated				6,370	19,364	334	970

Projects in ventures that we account for using the equity method
Georgia
Seven Hills	Paulding	50%		566	514	26	––
The Georgian	Paulding	38%		283	1,102	––	––
Other Georgia projects (5)	Various	Various		1,842	250	––	––
Texas
Bar C Ranch	Tarrant	50%		148	1,033	––	––
Fannin Farms West	Tarrant	50%		224	219	––	––
Lantana	Denton	Various (e)		1,675	173	1	79
Long Meadow Farms	Fort Bend	19%		535	1,649	20	190
Southern Trails	Brazoria	40%		189	871	––	––
Stonewall Estates	Bexar	25%		62	328	––	––
Summer Creek Ranch	Tarrant	50%		780	1,708	––	374
Summer Lakes	Fort Bend	50%		294	850	42	9
Village Park	Collin	50%		311	258	––	5
Waterford Park	Fort Bend	50%		––	493	––	37
Other Texas projects (4)	Various	Various		251	279	––	37
Florida
Other projects (3)	Various	Various		473	372	––	––

Total in ventures				7,633	10,099	89	731

Combined Total				14,003	29,463	423	1,701

(a)	A project is deemed entitled when all major discretionary land-use approvals have been received. Some projects may require additional permits for development.

(b)	Interest owned reflects our net equity interest in the project, whether owned directly or indirectly. There are some projects that have multiple ownership structures within them. Accordingly, portions of these projects may appear as owned, consolidated, and/or accounted for on the equity method.

(c)	Lots are for the total project.

(d)	Commercial acres are for the total project and are net developable acres, which may be fewer than the gross acres available in the project.

(e)	The Lantana project consists of a series of 17 partnerships in which our interests range from 25 percent to 55 percent. We account for eight of these partnerships using the equity method and we consolidate the remaining partnerships.

     Financial Services
     Information about financial services loan portfolio follows:

	First Quarter-End		Year-End
	2007	2006	2006
		(In millions)
Single-family mortgage	$2,131	$2,987	$2,323
Single-family mortgage warehouse	688	670	795
Single-family construction	1,768	1,924	1,782
Multifamily and senior housing	1,243	1,431	1,270

Total residential housing	5,830	7,012	6,170
Commercial real estate	1,356	865	1,227
Commercial and business	1,041	857	1,012
Energy lending	1,283	815	1,117
Asset-based lending and leasing	––	386	––
Consumer and other	136	171	156

Total loans	9,646	10,106	9,682
Less allowance for loan losses	(71)	(69)	(65)

Loans, net	$9,575	$10,037	$9,617

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
     Our current level of interest rate risk is primarily due to the lending and funding activities of our financial services segment and to a lesser degree to parent company variable-rate, long-term debt. The following table illustrates the estimated effect on our pre-tax income of immediate, parallel, and sustained shifts in interest rates for the next 12 months at first quarter-end 2007, with comparative year-end 2006 information. This estimate assumes that debt reductions from contractual payments will be replaced with short-term, variable-rate debt; however, that may not be the financing alternative we choose. This estimate also considers the effect of changing prepayment speeds, repricing characteristics, and average balances over the next 12 months.

	Increase (Decrease) in Income Before Taxes
	First Quarter-End 2007		Year-End 2006
	Parent	Financial	Parent	Financial
	Company	Services	Company	Services
		(In millions)
Change in Interest Rates
+2%	$(5)	$(30)	$(2)	$(45)
+1%	(2)	(10)	(1)	(17)
-1%	2	(19)	1	(18)
-2%	5	(45)	2	(38)
     Parent company interest rate risk is related to our variable-rate, long-term debt and our interest rate swaps. Interest rate changes impact earnings due to the resulting increase or decrease in the cost of our variable-rate, long-term debt. The parent company interest rate sensitivity change from year-end 2006 is due to an increase in variable- rate debt. Additionally, changes in interest rates will affect the value of our interest rate swap agreements (currently $50 million notional amount). We believe that any changes in the value of these agreements would not be significant.

     Our financial services segment is subject to interest rate risk to the extent interest-earning assets and interest-bearing liabilities repay or reprice at different times or in differing amounts or both. The change in our interest rate sensitivity from year-end 2006 is principally due to a reduction in our adjustable rate mortgage assets and a related decline in short-term borrowings.
Foreign Currency Risk
     In first quarter 2007, there were no significant changes in foreign currency risk from that disclosed in our Annual Report on Form 10-K for the year 2006.
Commodity Price Risk
     In first quarter 2007, there were no significant changes in commodity price risk from that disclosed in our Annual Report on Form 10-K for the year 2006.
Item 4. Controls and Procedures
(a) Evaluation of disclosure controls and procedures
     Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Since we filed our Annual Report on Form 10-K for the year 2006, there have been no material developments in pending legal proceedings, except as noted below.
     We are defending three class action claims in California state court alleging violations of that state’s on-duty meal break laws. We reached agreements in principle to settle two of these cases in 2007. In April 2007, however, the Supreme Court of California issued an interpretation of the meal break laws that had the effect of applying a four-year limitations period to these actions as opposed to the one-year period we believed applied. The longer limitations period results in a higher exposure for these claims and jeopardizes the settlements we had reached. As a result, we have increased our reserve for these matters at the end of first quarter 2007 by $10 million. While we continue to defend these lawsuits and have established reserves that we believe are adequate, we do not anticipate that the outcome in any or all of these cases should have a material adverse effect on our financial position or long-term results of operations or cash flows.
     We do not expect that the eventual outcome of any or all of our pending legal matters would have a significant adverse effect on our financial position, long-term results of operations, or cash flows. It is possible, however, that charges related to these matters could be significant to the results of operations or cash flows in any one accounting period.

Item 1A. Risk Factors
     There are no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year 2006, except as set forth below:
Risks Relating to the Transformation Plan
The cost to complete the transactions contemplated by the transformation plan could be significant.
     Management estimates that costs to complete the transformation plan will be significant and could have a material adverse effect on our results of operations and cash flows.
We may be unable to complete the transactions.
     There is no guarantee that we will complete the transactions contemplated by the transformation plan. Completion of the transformation plan is subject to a number of factors and conditions, including:
•	changes in business, political, and economic conditions;

•	changes in governmental regulations and policies and actions of regulatory bodies;

•	changes in our operating performance;

•	required changes to existing financings, factors that could influence establishing the appropriate capital structure for each company, and changes in credit ratings, including those that may result from the transformation plan;

•	the ability to attract a buyer for our strategic timberlands; and

•	our ability to satisfy certain conditions precedent, including final approval by our Board of Directors, receipt of certain tax rulings, necessary opinions of counsel, and the filing and effectiveness of registration statements with the SEC.
Increased demands on our management team as a result of the transformation plan could distract management’s attention from operating our business.
     Management is preparing marketing materials related to the timberland sale and expects to file registration statements in connection with the spin-offs contemplated by the transformation plan during third quarter 2007. The complexity of the transactions will require a substantial amount of management and operational resources, as well as the use of several cross-functional project teams. Our business or results of operations may be adversely affected during the transition period.
Each of the independent companies resulting from the completion of the transformation plan may be unable to achieve some or all of the benefits that we expect will be achieved from the separation transactions.
     Each of the independent companies may not be able to achieve the full strategic and financial benefits we expect will result from the separation of real estate and financial services segments into independent public companies or such benefits may be delayed or may not occur at all. For example, there can be no assurance that analysts and investors will regard the corporate structures of each of the independent companies as more clear and simple than our current corporate structure or place values on the independent companies that total to a value greater than our company has today.
If certain internal restructuring transactions and the distribution relating to the transformation plan are determined to be taxable for U.S. federal income tax purposes, we and our stockholders that are subject to U.S. federal income tax could incur significant U.S. federal income tax liabilities.
     We anticipate that certain internal restructuring transactions will be undertaken in preparation for the transformation plan. These transactions are complex and could cause us to incur significant tax liabilities. We anticipate requesting private letter rulings from the IRS regarding the tax-free nature of these transactions and the distributions. We have also requested or may request opinions of tax counsel confirming the favorable tax treatment of these transactions. The rulings and opinions will rely on certain facts, assumptions, representations, and undertakings, from us regarding the past and future conduct of our businesses and other matters. If any of these are incorrect or not otherwise satisfied, then we and our stockholders may not be able to rely on the rulings or opinions and could be subject to significant tax liabilities. Notwithstanding the rulings and opinions, the IRS could determine on audit that the distributions or the internal restructuring transactions should be treated as taxable transactions if it determines that any of these facts, assumptions, representations, or undertakings are not correct or have been violated, or if the distributions should become taxable for other reasons, including as a result of significant changes in stock ownership after the distribution.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Issuer Purchases of Equity Securities (1)

				Maximum
			Total Number	Number of
			of Shares	Shares That
			Purchased as	May Yet be
		Average	Part of Publicly	Purchased
	Total Number	Price	Announced	Under the
	of Shares	Paid per	Plans or	Plans
Period	Purchased	Share	Programs	or Programs
Month 1 (1/1/2007 – 1/31/2007)	––	$––	––	1,650,000
Month 2 (2/1/2007 – 2/28/2007)	––	$––	––	6,650,000
Month 3 (3/1/2007 – 3/31/2007)	––	$––	––	6,650,000

Total	––	$––	––	6,650,000

(1)	On August 4, 2006, we announced that our Board of Directors authorized the repurchase of up to 6,000,000 shares of our common stock, of which 1,650,000 remain to be purchased. On February 2, 2007, we announced that our Board of Directors authorized the purchase of up to an additional 5,000,000 shares of our common stock, increasing the maximum number of shares yet to be purchased under our repurchase plans to 6,650,000 shares. The August 4, 2006 and February 2, 2007 plans have no expiration dates. We have no plans or programs that expired during the period covered by the table above and no plans or programs that we intend to terminate prior to expiration or under which we no longer intend to make further purchases.
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

TEMPLE-INLAND INC. (Registrant)
Dated: May 7, 2007	By	/s/ Randall D. Levy
Randall D. Levy
Chief Financial Officer

	By	/s/ Troy L. Hester
Troy L. Hester
Corporate Controller and Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Description	Page No.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	49

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	51

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	52

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	53