Form 10-Q
period 2007-06-30
TEMPLE INLAND INC
filed 2007-08-07
CIK 731939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Quarterly Period Ended June 30, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of common shares outstanding
Class	as of June 30, 2007

Common Stock (par value $1.00 per share)	105,974,913

Page 1 of 178	The Exhibit Index is page 50.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEET
TEMPLE-INLAND INC. AND SUBSIDIARIES
Second Quarter-End 2007
Unaudited

	Parent	Financial
	Company	Services	Consolidated
	(In millions)
ASSETS
Cash and cash equivalents	$26	$288	$314
Trade receivables, net of allowance for doubtful accounts of $15	471	––	471
Inventories	420	––	420
Assets held-for-sale	313	––	313
Timber and timberland	59	––	59
Real estate	587	––	587
Loans held for sale	––	20	20
Loans, net of allowance for losses of $72	––	9,470	9,470
Securities available-for-sale	––	888	888
Securities held-to-maturity	––	4,192	4,192
Investment in Federal Home Loan Bank stock	––	211	211
Property and equipment, net	1,624	222	1,846
Goodwill	365	141	506
Other intangible assets	––	23	23
Prepaid expenses and other assets	382	240	575
Investment in financial services	1,034	––	––

TOTAL ASSETS	$5,281	$15,695	$19,895

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable, accrued expenses, and other liabilities	$821	$132	$943
Long-term debt and other borrowings	1,642	101	1,743
Deposits	––	9,532	9,526
Federal Home Loan Bank borrowings	––	4,582	4,582
Deferred income taxes	194	––	163
Liability for pension benefits	209	––	209
Liability for postretirement benefits	140	––	140
Subordinated notes payable to trust	––	314	314

TOTAL LIABILITIES	3,006	14,661	17,620

SHAREHOLDERS’ EQUITY
Preferred stock — par value $1 per share: authorized 25,000,000 shares; none issued			––
Common stock — par value $1 per share: authorized 200,000,000 shares; issued 123,605,344 shares, including shares held in the treasury			124
Additional paid-in capital			462
Accumulated other comprehensive loss, net			(185)
Retained earnings			2,546

			2,947
Cost of shares held in the treasury: 17,630,431 shares			(672)

TOTAL SHAREHOLDERS’ EQUITY			2,275

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY			$19,895

Please read the notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET
TEMPLE-INLAND INC. AND SUBSIDIARIES
Year-End 2006

	Parent	Financial
	Company	Services	Consolidated
	(In millions)
ASSETS
Cash and cash equivalents	$38	$372	$405
Trade receivables, net of allowance for doubtful accounts of $14	452	—	452
Inventories	435	—	435
Timber and timberland	358	—	358
Real estate	512	—	512
Loans held for sale	—	23	23
Loans, net of allowance for losses of $65	—	9,617	9,617
Securities available-for-sale	—	529	529
Securities held-to-maturity	—	4,853	4,853
Investment in Federal Home Loan Bank stock	—	262	262
Property and equipment, net	1,639	214	1,853
Goodwill	365	141	506
Other intangible assets	—	26	26
Prepaid expenses and other assets	403	214	582
Investment in financial services	1,015	—	—

TOTAL ASSETS	$5,217	$16,251	$20,413

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable, accrued expenses, and other liabilities	$836	$126	$953
Long-term debt and other borrowings	1,628	101	1,729
Deposits	—	9,486	9,479
Federal Home Loan Bank borrowings	—	5,076	5,076
Deferred income taxes	198	—	174
Liability for pension benefits	231	—	231
Liability for postretirement benefits	135	—	135
Subordinated notes payable to trust	—	142	142
Preferred stock issued by subsidiaries	—	305	305

TOTAL LIABILITIES	3,028	15,236	18,224

SHAREHOLDERS’ EQUITY
Preferred stock — par value $1 per share: authorized 25,000,000 shares; none issued			––
Common stock — par value $1 per share: authorized 200,000,000 shares; issued 123,605,344 shares, including shares held in the treasury			124
Additional paid-in capital			468
Accumulated other comprehensive loss, net			(191)
Retained earnings			2,501

			2,902
Cost of shares held in the treasury: 18,754,907 shares			(713)

TOTAL SHAREHOLDERS’ EQUITY			2,189

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY			$20,413

Please read the notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
TEMPLE-INLAND INC. AND SUBSIDIARIES
Unaudited

	Second Quarter		First Six Months
	2007	2006	2007	2006
	(In millions, except per share amounts)
REVENUES
Manufacturing and real estate	$1,071	$1,134	$2,108	$2,235
Financial services	287	299	571	582

	1,358	1,433	2,679	2,817

COSTS AND EXPENSES
Manufacturing and real estate	(978)	(993)	(1,969)	(1,981)
Financial services	(245)	(244)	(483)	(481)

	(1,223)	(1,237)	(2,452)	(2,462)

OPERATING INCOME	135	196	227	355
Parent company interest	(31)	(34)	(62)	(67)
Other non-operating income (expense)	1	91	1	91

INCOME BEFORE INCOME TAXES	105	253	166	379
Income tax expense	(39)	(62)	(62)	(109)

INCOME FROM CONTINUING OPERATIONS	66	191	104	270
Discontinued operations	––	––	––	––

NET INCOME	$66	$191	$104	$270

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	106.0	109.8	105.8	110.5
Diluted	108.1	111.8	107.8	112.6

EARNINGS PER SHARE
Basic:
Income from continuing operations	$0.63	$1.74	$0.99	$2.45
Discontinued operations	––	––	––	––

Net income	$0.63	$1.74	$0.99	$2.45

Diluted:
Income from continuing operations	$0.62	$1.70	$0.97	$2.40
Discontinued operations	––	––	––	––

Net income	$0.62	$1.70	$0.97	$2.40

DIVIDENDS PAID PER SHARE OF COMMON STOCK	$0.28	$0.25	$0.56	$0.50

Please read the notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
TEMPLE-INLAND INC. AND SUBSIDIARIES
Unaudited

	First Six Months
	2007	2006
	(In millions)
CASH PROVIDED BY (USED FOR) OPERATIONS
Net income	$104	$270
Adjustments:
Depreciation and amortization	127	127
Amortization and accretion of financial instrument discounts and premiums and deferred loan fees and origination costs, net	10	10
Provision (credit) for credit losses	(2)	––
Deferred income taxes	(2)	7
Non-cash real estate cost of sales	26	27
Real estate development expenditures	(89)	(60)
Other	2	6
Changes in:
Receivables	(19)	(81)
Inventories	16	11
Accounts payable and accrued expenses	(29)	(11)
Prepaid expenses and other	7	22
Loans held for sale:
Originations	(46)	(131)
Sales	49	374

	154	571

CASH PROVIDED BY (USED FOR) INVESTING
Capital expenditures	(111)	(93)
Reforestation and acquisition of timber and timberland	(6)	(7)
Sale of non-strategic assets and operations	14	4
Securities available-for-sale, net	(361)	65
Securities held-to-maturity, net	648	297
Redemption of Federal Home Loan Bank stock	58	––
Loans originated or acquired, net of principal collected	147	(20)
Acquisitions, net of cash acquired, and investment in joint ventures	(1)	(135)
Other	(6)	10

	382	121

CASH PROVIDED BY (USED FOR) FINANCING
Additions to debt	27	2
Payments of debt	(447)	(229)
Borrowings under accounts receivable securitization facility, net	16	39
Borrowings under revolving credit facility, net	(13)	47
Changes in book overdrafts	(5)	––
Deposits, net	46	72
Repurchase agreements and short-term borrowings, net	(60)	(617)
Issuance of subordinated notes payable to trust	172	––
Redemption of preferred stock issued by subsidiaries	(305)	––
Cash dividends paid to shareholders	(59)	(55)
Repurchase of common stock	(24)	(153)
Exercise of stock options	17	34
Tax benefit on stock options exercised	8	7
Other	––	8

	(627)	(845)

Effect of exchange rate changes on cash and cash equivalents	––	(1)
Discontinued operations, principally operating activities	––	(1)

Net increase (decrease) in cash and cash equivalents	(91)	(155)
Cash and cash equivalents at beginning of period	405	441

Cash and cash equivalents at end of period	$314	$286

Please read the notes to consolidated financial statements.

SUMMARIZED BALANCE SHEETS
PARENT COMPANY (TEMPLE-INLAND INC. AND ITS MANUFACTURING
AND REAL ESTATE SUBSIDIARIES)

	(Unaudited)
	Second
	Quarter-End	Year-End
	2007	2006
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$26	$38
Trade receivables, net of allowance for doubtful accounts of $15 in 2007 and $14 in 2006	471	452
Inventories:
Work in process and finished goods	106	109
Raw materials	195	211
Supplies and other	119	115

Total inventories	420	435
Prepaid expenses and other	94	72
Assets held-for-sale	313	––

Total current assets	1,324	997
Investment in Financial Services	1,034	1,015
Timber and Timberland	59	358
Real Estate	587	512
Property and Equipment
Land and buildings	639	648
Machinery and equipment	3,407	3,402
Construction in progress	96	82
Less allowances for depreciation	(2,518)	(2,493)

Total property and equipment, net	1,624	1,639
Goodwill	365	365
Assets held-for-sale	––	20
Other Assets	288	311

TOTAL ASSETS	$5,281	$5,217

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$199	$230
Accrued employee compensation and benefits	89	128
Accrued interest	32	32
Accrued property taxes	25	23
Other accrued expenses	145	134
Liabilities of discontinued operations	5	7
Current portion of long-term debt	23	19
Current portion of pension and postretirement benefits	19	15

Total current liabilities	537	588
Long-Term Debt	1,642	1,628
Deferred Income Taxes	194	198
Liability for Pension Benefits	207	229
Liability for Postretirement Benefits	123	122
Other Long-Term Liabilities	303	263

TOTAL LIABILITIES	3,006	3,028
Shareholders’ Equity	2,275	2,189

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,281	$5,217

Please read the notes to consolidated financial statements.

SUMMARIZED STATEMENTS OF INCOME
PARENT COMPANY (TEMPLE-INLAND INC. AND ITS MANUFACTURING
AND REAL ESTATE SUBSIDIARIES)
Unaudited

	Second Quarter		First Six Months
	2007	2006	2007	2006
	(In millions)
NET REVENUES	$1,071	$1,134	$2,108	$2,235

COSTS AND EXPENSES
Cost of sales	(888)	(907)	(1,763)	(1,817)
Selling	(40)	(34)	(80)	(68)
General and administrative	(56)	(58)	(120)	(114)
Other operating income (expense)	6	6	(6)	18

	(978)	(993)	(1,969)	(1,981)

	93	141	139	254
FINANCIAL SERVICES PRE-TAX EARNINGS	42	55	88	101

OPERATING INCOME	135	196	227	355
Interest expense	(31)	(34)	(62)	(67)
Other non-operating income (expense)	1	91	1	91

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	105	253	166	379
Income tax expense	(39)	(62)	(62)	(109)

INCOME FROM CONTINUING OPERATIONS	66	191	104	270
Discontinued operations	––	––	––	––

NET INCOME	$66	$191	$104	$270

Please read the notes to consolidated financial statements.

SUMMARIZED STATEMENTS OF CASH FLOWS
PARENT COMPANY (TEMPLE-INLAND INC. AND ITS MANUFACTURING
AND REAL ESTATE SUBSIDIARIES)
Unaudited

	First Six Months
	2007	2006
	(In millions)
CASH PROVIDED BY (USED FOR) OPERATIONS
Net income	$104	$270
Adjustments:
Depreciation and amortization	112	113
Non-cash share-based compensation	34	24
Non-cash pension and postretirement expense	22	28
Cash contribution to pension and postretirement plans	(39)	(37)
Deferred income taxes	4	––
Net earnings of financial services	(55)	(63)
Dividends from financial services	35	60
Earnings of joint ventures	(5)	(19)
Dividends from joint ventures	3	7
Non-cash real estate cost of sales	26	27
Real estate development expenditures	(89)	(60)
Changes in:
Receivables	(19)	(81)
Inventories	16	11
Accounts payable and accrued expenses	(29)	(11)
Prepaid expenses and other	3	22

	123	291

CASH PROVIDED BY (USED FOR) INVESTING
Capital expenditures	(88)	(72)
Reforestation and acquisition of timber and timberland	(6)	(7)
Sales of non-strategic assets and operations and proceeds from the sale of property and equipment	14	13
Acquisitions, net of cash acquired, and investment in joint ventures	(1)	(134)
Other	(3)	––

	(84)	(200)

CASH PROVIDED BY (USED FOR) FINANCING
Payments of debt	(13)	(3)
Borrowings under accounts receivable securitization facility, net	16	39
Borrowings under revolving credit facility, net	(13)	47
Change in book overdrafts	(10)	––
Other additions to debt	27	2
Cash dividends paid to shareholders	(59)	(55)
Repurchase of common stock	(24)	(153)
Exercise of stock options	17	34
Tax benefit on stock options exercised	8	7
Other	––	5

	(51)	(77)

Effect of exchange rate changes on cash and cash equivalents	––	(1)
Discontinued operations, principally operating activities	––	(1)

Net increase (decrease) in cash and cash equivalents	(12)	12
Cash and cash equivalents at beginning of period	38	13

Cash and cash equivalents at end of period	$26	$25

Please read the notes to consolidated financial statements.

SUMMARIZED BALANCE SHEETS
FINANCIAL SERVICES

	(Unaudited)
	Second
	Quarter-End	Year-End
	2007	2006
	(In millions)
ASSETS
Cash and cash equivalents	$288	$372
Loans held for sale	20	23
Loans, net of allowance for losses of $72 in 2007 and $65 in 2006	9,470	9,617
Securities available-for-sale	888	529
Securities held-to-maturity	4,192	4,853
Investment in Federal Home Loan Bank stock	211	262
Property and equipment, net	222	214
Accounts, notes, and accrued interest receivable	103	104
Goodwill	141	141
Other intangible assets	23	26
Other assets	137	110

TOTAL ASSETS	$15,695	$16,251

LIABILITIES AND SHAREHOLDER’S EQUITY
Deposits	$9,532	$9,486
Federal Home Loan Bank borrowings	4,582	5,076
Other liabilities	132	126
Other borrowings	101	101
Subordinated notes payable to trust	314	142
Preferred stock issued by subsidiaries	––	305

Total Liabilities	14,661	15,236
Shareholder’s Equity	1,034	1,015

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$15,695	$16,251

Please read the notes to consolidated financial statements.

SUMMARIZED STATEMENTS OF INCOME
FINANCIAL SERVICES
Unaudited

	Second Quarter		First Six Months
	2007	2006	2007	2006
	(In millions)
INTEREST INCOME
Loans and loans held for sale	$175	$176	$346	$342
Securities available-for-sale	10	8	18	16
Securities held-to-maturity	57	64	117	126
Other earning assets	5	5	9	10

Total interest income	247	253	490	494

INTEREST EXPENSE
Deposits	(86)	(66)	(169)	(128)
Borrowed funds	(66)	(80)	(131)	(155)

Total interest expense	(152)	(146)	(300)	(283)

NET INTEREST INCOME	95	107	190	211
Credit for credit losses	––	2	2	––

NET INTEREST INCOME AFTER CREDIT FOR CREDIT LOSSES	95	109	192	211

NONINTEREST INCOME
Insurance commissions and fees	16	19	32	36
Service charges on deposits	13	13	25	24
Operating lease income	2	2	4	4
Loan origination and sale of loans	––	––	––	2
Other	9	12	20	22

Total noninterest income	40	46	81	88

NONINTEREST EXPENSE
Compensation and benefits	(43)	(46)	(91)	(94)
Insurance operations, other than compensation	(4)	(5)	(8)	(10)
Occupancy	(6)	(6)	(12)	(12)
Information systems and technology	(4)	(4)	(7)	(7)
Charges related to asset impairments and severance	––	(7)	––	(10)
Other	(36)	(32)	(67)	(65)

Total noninterest expense	(93)	(100)	(185)	(198)

INCOME BEFORE TAXES	42	55	88	101
Income tax expense	(16)	(21)	(33)	(38)

NET INCOME	$26	$34	$55	$63

Please read the notes to consolidated financial statements.

SUMMARIZED STATEMENTS OF CASH FLOWS
FINANCIAL SERVICES
Unaudited

	First Six Months
	2007	2006
	(In millions)
CASH PROVIDED BY (USED FOR) OPERATIONS
Net income	$55	$63
Adjustments:
Depreciation and amortization	9	8
Depreciation of assets leased to others	3	3
Amortization of core deposit and other intangible assets	3	3
Amortization and accretion of financial instrument discounts and premiums and deferred loan fees and origination costs, net	10	10
Provision (credit) for credit losses	(2)	––
Deferred income taxes	(6)	7
Changes in:
Loans held for sale:
Originations	(46)	(131)
Sales	49	374
Other	(9)	(4)

	66	333

CASH PROVIDED BY (USED FOR) INVESTING
Securities available-for-sale:
Purchases	(425)	(2)
Principal payments and maturities	64	67
Securities held-to-maturity:
Purchases	(142)	(351)
Principal payments and maturities	790	648
Redemption of Federal Home Loan Bank stock	58	––
Loans originated or acquired, net of collections	147	(20)
Capital expenditures	(23)	(21)
Other	(3)	––

	466	321

CASH PROVIDED BY (USED FOR) FINANCING
Deposits, net	46	76
Repurchase agreements and short-term borrowings, net	(60)	(617)
Payments of long-term Federal Home Loan Bank and other borrowings	(434)	(226)
Issuance of subordinated notes payable to trust	172	––
Dividends paid to parent company	(35)	(60)
Redemption of preferred stock issued by subsidiaries	(305)	––
Other	––	3

	(616)	(824)

Net increase (decrease) in cash and cash equivalents	(84)	(170)
Cash and cash equivalents at beginning of period	372	431

Cash and cash equivalents at end of period	$288	$261

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
Note 2 – Transformation
     On February 25, 2007, our Board of Directors preliminarily approved a transformation plan that involves separating Temple-Inland into three focused, stand-alone, public companies and selling our strategic timberland. The plan includes:
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
     On August 6, 2007, we announced that we entered into a definitive agreement with an investment entity affiliated with The Campbell Group, Inc. to sell 1.55 million acres of timberland for $2.38 billion. The acreage included in the sale consists of 1.38 million acres of land owned in fee and leases covering 175,000 acres. The transaction is expected to close in fourth quarter 2007, subject to customary closing conditions. The total consideration is expected to consist almost entirely of installment notes. Roughly 30 days after the sale is closed, we expect to pledge the installment notes as collateral for a non-recourse loan. The net cash proceeds from these transactions, after current taxes and transaction costs, are anticipated to be approximately $1.8 billion. Following the pledge of installment notes, we expect to use the majority of these proceeds to pay a special dividend, which is currently estimated to be approximately $1.1 billion, or $10.25 per share, to our common stockholders. The remaining approximately $700 million of the cash proceeds will be used to reduce debt. This transaction includes a 20-year fiber supply agreement for pulpwood and a 12-year fiber supply agreement for sawtimber, the terms of which are both subject to extension. Fiber will be purchased at market prices.

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
     We expect to complete the transformation plan by year-end 2007.
Note 3 – New Accounting Pronouncements
     Beginning January 2007, we adopted three new accounting pronouncements:
     Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) – This pronouncement clarifies the accounting for and disclosure of uncertainties associated with certain aspects of measurement and recognition of income taxes. Upon adoption, we increased assets by $2 million, reduced liabilities by $3 million and increased beginning retained earnings by $5 million. We also reclassified $11 million from deferred income taxes to other long-term liabilities. At the beginning of 2007 after adoption of FIN 48, we had $20 million of unrecognized tax benefits, of which $9 million would affect our effective tax rate if recognized.
     Statement of Financial Accounting Standard (SFAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — We transitioned to a year-end measurement date for valuing plan assets and obligations for our defined benefit and postretirement benefit plans. Previously we used a measurement date of September 30, as allowed by SFAS No. 87, Employers’ Accounting for Pensions. Upon transition, we reduced 2007 beginning shareholders’ equity by $5 million, representing the net periodic benefit cost of the three month period from the last measurement date to year-end 2006, net of tax, and increased liability for pension benefits.
     FASB Staff Position No. AUG AIR-1, Accounting for Planned Major Maintenance Activities - Upon adoption at the beginning of 2007 we elected the expense as incurred accounting method for planned major maintenance. We had previously used the acceptable practice of allocating the costs over the interim periods within the year in which they were incurred in accordance with Accounting Principles Board Opinion No.28, Interim Financial Reporting. As a result, the retrospective application of this new pronouncement has no effect on our 2006 annual earnings or financial position. A summary of the quarterly effect of the 2006 retrospective application follows:

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

Pending Accounting Pronouncements
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits the election of fair value as the initial and subsequent measurement method for many financial assets and liabilities. Subsequent changes in the fair value would be recognized in earnings as they occur. Electing the fair value option requires the disclosure of the fair value of affected assets and liabilities on the balance sheet or in the notes to the financial statements. SFAS No. 159 is effective for our first quarter 2008. We are currently evaluating the impact to our earnings and financial position, if we were to elect the fair value option.
Note 4 – Employee Benefit Plans
     Defined benefit and postretirement benefit expense consists of:

	Defined Benefits						Postretirement
	Qualified		Supplemental		Total		Benefits
	2007	2006	2007	2006	2007	2006	2007	2006
	(In millions)						(In millions)
For Second Quarter :
Service costs – benefits earned during the period	$7	$7	$––	$––	$7	$7	$––	$1
Interest cost on projected benefit obligation	19	18	1	––	20	18	2	2
Expected return on plan assets	(21)	(20)	––	––	(21)	(20)	––	––
Amortization of prior service costs	––	1	––	––	––	1	––	(1)
Amortization of actuarial net loss	3	5	1	1	4	6	––	––

	$8	$11	$2	$1	$10	$12	$2	$2

For First Six Months:
Service costs – benefits earned during the period	$14	$14	$––	$––	$14	$14	$––	$2
Interest cost on projected benefit obligation	38	36	1	––	39	36	4	4
Expected return on plan assets	(42)	(40)	––	––	(42)	(40)	––	––
Amortization of prior service costs	––	2	––	––	––	2	––	(2)
Amortization of actuarial net loss	6	10	2	2	8	12	––	––

	$16	$22	$3	$2	$19	$24	$4	$4

     In first six months 2007, we made $30 million in voluntary, discretionary contributions to our qualified defined benefit plans, including $15 million in second quarter 2007.
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

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
     Share-based compensation expense consists of:

	Second Quarter		First Six Months
	2007	2006	2007	2006
	(In millions)
Restricted or performance units	$12	$5	$29	$13
Restricted stock	––	1	––	2
Stock options	3	2	9	9

Total pre-tax share-based compensation expense	$15	$8	$38	$24

     The fair value of awards granted to retirement-eligible employees and expensed at the date of grant was $5 million in first six months 2007 and $7 million in first six months 2006. Fair value of restricted and performance units vary based on changes in share price during the period. Fair value of stock options are determined as of the date of grant using the Black-Scholes-Merton option-pricing model and do not change for subsequent changes in share price.
     Pre-tax share-based compensation expense is included in:

	Second Quarter		First Six Months
	2007	2006	2007	2006
	(In millions)
Parent Company
Cost of sales	$2	$2	$5	$4
Selling expense	1	––	2	1
General and administrative	11	6	27	19

Total Parent Company	14	8	34	24
Financial Services	1	––	4	––

Total pre-tax share-based compensation expense	$15	$8	$38	$24

Note 6 – Earnings Per Share
     We computed earnings per share by dividing income by weighted average shares outstanding using the following:

	Second Quarter		First Six Months
	2007	2006	2007	2006
	(In millions)
Weighted average common shares outstanding – basic	106.0	109.8	105.8	110.5
Dilutive effect of stock options	2.1	2.0	2.0	2.1

Weighted average shares outstanding – diluted	108.1	111.8	107.8	112.6

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Note 7 – Comprehensive Income
     Comprehensive income consists of:

	Second Quarter		First Six Months
	2007	2006	2007	2006
	(In millions)
Net income	$66	$191	$104	$270
Other comprehensive income (loss), net of taxes:
Unrealized gains (losses) on:
Available-for-sale securities	(1)	––	(1)	––
Derivative instruments	––	––	––	––
Foreign currency translation adjustments	2	(5)	1	(7)
Defined benefit plans	2	(1)	6	(1)

Other comprehensive income (loss)	3	(6)	6	(8)

Comprehensive income	$69	$185	$110	$262

     At second quarter-end 2007, the fair value of our interest-rate derivative instruments was a $1 million liability, which is about equally distributed between an interest-rate swap designated as a hedge of interest cash flows anticipated from specific borrowings and an interest-rate swap we did not designate as a hedge. Changes in the fair value of the hedge transaction were not significant in the first six months 2007. Hedge ineffectiveness was not significant in first six months 2007. Changes in the fair value of the instrument not designated as a hedge are included in other non-operating income (expense) and were not significant in first six months 2007. These instruments expire in December 2008.
Note 8 – Contingencies
     We are defending three class action claims in California state court alleging violations of that state’s on-duty meal break laws. In second quarter 2007, we reached agreements to settle two of these cases, both of which have been approved by the courts in which these cases are pending. A fourth case alleging violations of these same laws has recently been filed and class certification is pending. While we continue to defend these lawsuits and have established reserves that we believe are adequate, we do not anticipate that the outcome in any or all of these cases should have a material adverse effect on our financial position or long-term results of operations or cash flows.
     On July 5, 2007, a class was certified in an action pending in Orange County, California Superior Court alleging a subsidiary violated that state’s laws related to the time in which a mortgage company is required to file a release of lien following payment of a mortgage on residential real estate. The penalty for a violation is $300 for violations prior to January 1, 2001 or $500 for violations after that date. We are currently reviewing the loan files for loans we serviced to determine the extent to which such violations occurred. We exited the mortgage loan servicing business in late 2004. We have established reserves that we believe are adequate for this matter, and we do not anticipate that the outcome in this case should have a material adverse effect on our financial position or long-term results of operations or cash flows.
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

					Expenses Not
					Allocated to
	Corrugated	Forest	Real	Financial	Segments and
	Packaging	Products	Estate	Services	Eliminations		Total
	(In millions)
For Second Quarter 2007
Revenues from external customers	$779	$249	$43	$287	$––		$1,358
Depreciation and amortization	35	16	1	8	4		64
Segment operating income or income (loss) before taxes	78	33	19	48	(73	)(a)	105
Financial services, net interest income	––	––	––	95	––		95
Capital expenditures and reforestation	34	14	1	10	3		62

For First Six Months 2007 or at Second Quarter-End 2007
Revenues from external customers	$1,540	$495	$73	$571	$––		$2,679
Depreciation and amortization	72	32	1	15	7		127
Segment operating income or income (loss) before taxes	142	71	22	97	(166	)(a)	166
Financial services, net interest income	––	––	––	190	––		190
Total assets	2,274	1,003	603	15,695	320		19,895
Investment in equity method investees and joint ventures	13	22	91	––	––		126
Capital expenditures and reforestation	59	26	1	23	8		117
Goodwill	236	129	––	141	––		506

For Second Quarter 2006
Revenues from external customers	$758	$341	$35	$299	$––		$1,433
Depreciation and amortization	39	14	––	7	4		64
Segment operating income or income (loss) before taxes	66	101	9	62	15	(a)	253
Financial services, net interest income	––	––	––	107	––		107
Capital expenditures and reforestation	28	16	––	7	3		54

For First Six Months 2006 or at Second Quarter-End 2006
Revenues from external customers	$1,479	$674	$82	$582	$––		$2,817
Depreciation and amortization	77	28	1	14	7		127
Segment operating income or income (loss) before taxes	110	183	35	111	(60	) (a)	379
Financial services, net interest income	––	––	––	211	––		211
Total assets	2,336	1,066	485	16,910	336		21,133
Investment in equity method investees and joint ventures	11	21	76	––	––		108
Capital expenditures and reforestation	47	26	––	21	6		100
Goodwill	236	129	––	152	––		517

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

(a)	Expenses not allocated to segments consist of:

	Second Quarter		First Six Months
	2007	2006	2007	2006
	(In millions)
General and administrative	$(27)	$(26)	$(52)	$(49)
Share-based compensation	(15)	(8)	(38)	(24)
Other operating income (expense)	(1)	(8)	(15)	(11)
Other non-operating income(expense)	1	91	1	91
Parent company interest	(31)	(34)	(62)	(67)

	$(73)	$15	$(166)	$(60)

Other operating income (expense) applies to:
Corrugated packaging	$––	$(2)	$(10)	$(4)
Forest products	8	1	8	1
Real estate	––	––	––	––
Financial services	(5)	(7)	(5)	(10)
Unallocated	(4)	––	(8)	2

	$(1)	$(8)	$(15)	$(11)

Note 10 – Real Estate
     Our real estate consists of:

	Second
	Quarter-End	Year-
	2007	End 2006
	(In millions)
Entitled, developed, and under development land	$323	$255
Land held for investment or future development	149	142
Investment in real estate ventures	91	90
Income producing properties, net of accumulated depreciation	24	25

	$587	$512

     In first six months 2007, we invested $36 million in four new projects which represent over 2,300 acres. In first six months 2007, we sold 38 acres of commercial real estate and recognized a gain of $10 million. In first six months 2006, we sold five acres of undeveloped commercial real estate and recognized a gain of $8 million.
     At second quarter-end 2007, we had ownership interests ranging from 25 to 50 percent in 15 real estate ventures that we account for using the equity method. Our investment in these real estate ventures is included in real estate and our equity in their earnings is included in segment operating income. We provide development services for some of these ventures for which we receive a fee. We have not recognized significant fees for these services. Combined summarized financial information for these real estate ventures follows:

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Second
	Quarter-End	Year-End
	2007	2006
	(In millions)
Real estate	$224	$186
Total assets	287	281
Borrowings, principally non-recourse	67	66
Total liabilities	87	84
Equity	200	197

Our investment in real estate ventures:
Our share of their equity	$98	$97
Unrecognized deferred gain(a)	(7)	(7)

Investment in real estate ventures	$91	$90

(a)	We recognize the deferred gain from our sale of real estate to the venture as the venture sells the real estate to third parties.

	Second Quarter		First Six Months
	2007	2006	2007	2006
		(In millions)
Revenues	$12	$20	$19	$73
Earnings	3	5	5	25
Our equity in their earnings	2	3	3	13
     In first six months 2007, we invested $2 million in the real estate ventures and received $3 million in return of capital distributions, which are classified as investing activities for cash flow purposes. Our equity in earnings reflects our ownership interests ranging from 25 to 50 percent, excluding venture losses that exceed our investment.
     In the first six months 2006, we eliminated our historic one-month lag in accounting for our investment in our two largest real estate ventures as financial information became available more timely. The result was to increase our equity in their earnings in first six months 2006 by about $1 million.
Note 11 – Assets Held For Sale
     Assets held for sale include our strategic timberland, assets of discontinued operations, and other non-strategic assets held for sale.
     At second quarter-end 2007, the carrying value of our timber and timberland and related assets held for sale was $300 million. Timber and timberland totaled $296 million representing approximately 1.6 million acres located in Texas, Louisiana, Georgia, and Alabama, and related property and equipment totaled $4 million. They are classified as current assets based on our intent to sell these assets by year-end 2007.
     At second quarter-end 2007, discontinued operations primarily consist of the chemical business obtained in the acquisition of Gaylord Container Corporation. The disposition of the chemical business has been delayed primarily due to its class action litigation that was settled in 2004. At second quarter-end 2007, the assets and liabilities of discontinued operations include $7 million of working capital and $1 million of property and equipment. Revenues from discontinued operations were $5 million in second quarter 2007, $6 million in second quarter 2006, $11 million in first six months 2007, and $13 million in first six months 2006.

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Note 12 – Other Operating Income (Expense)

	Second Quarter		First Six Months
	2007	2006	2007	2006
	(In millions)
Equity in earnings of manufacturing joint ventures	$1	$4	$2	$6
Equity in earnings of real estate ventures	2	3	3	13
Litigation	––	––	(10)	––
Transformation plan legal and other advisory fees	(4)	––	(8)	––
Gain on sale of non-strategic timber leases	8	––	8	––
Other	(1)	(1)	(1)	(1)

	$6	$6	$(6)	$18

     Activity for first six months 2007 within our accruals for exit costs follows:

	Beginning		Cash	End of
	of Period	Additions	Payments	Period
	(In millions)
Involuntary employee terminations	$1	$––	$(1)	$––
Demolition and environmental remediation	8	1	(4)	5

	$9	$1	$(5)	$5

Note 13 – Preferred Stock Issued by Subsidiaries and Subordinated Notes payable to Trust
     In first six months 2007 we redeemed our $305 million of preferred stock issued by financial services subsidiaries. Funds for these redemptions were provided through the issuances by financial services of $314 million of subordinated notes payable to trust.
Note 14 – Subsequent Event
     On July 31, 2007, our real estate segment entered into agreements to facilitate third-party construction and ownership of a resort hotel, spa and golf facilities at our Cibolo Canyons mixed-use development near San Antonio, Texas. Under these agreements, we transferred to the third-party owners about 700 acres of undeveloped land and we agreed to transfer about $38 million ($16 million by year-end 2007; $12 million in 2008-9; and $10 million in 2010-11). In exchange, the third-party owners assigned to us certain rights under an Economic Development Agreement, including the right to receive revenues from hotel occupancy and sales taxes generated within the resort through 2034. In addition, the construction of the resort hotel and golf facilities will satisfy a condition to our right to obtain reimbursement of certain infrastructure costs under an Ad Valorem Tax and Non Resort Sales and Use Tax Public Improvement Financing Agreement between us and a special purpose improvement district.

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

Accounting Policies
Critical Accounting Estimates
     In first six months 2007, there were no changes in our critical accounting estimates from those we disclosed in our Annual Report on Form 10-K for 2006.
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
Transformation Plan
     On February 25, 2007, our Board of Directors preliminarily approved a transformation plan that involves separating Temple-Inland into three focused, stand-alone, public companies and selling our strategic timberland. The plan includes:
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
     On August 6, 2007, we announced that we entered into a definitive agreement with an investment entity affiliated with The Campbell Group, Inc. to sell 1.55 million acres of timberland for $2.38 billion. The acreage included in the sale consists of 1.38 million acres of land owned in fee and leases covering 175,000 acres.
     The transaction is expected to close in fourth quarter 2007, subject to customary closing conditions. The total consideration is expected to consist almost entirely of installment notes. Roughly 30 days after the sale is closed, we expect to pledge the installment notes as collateral for a non-recourse loan. The net cash proceeds from these transactions, after current taxes and transaction costs, are anticipated to be approximately $1.8 billion. Following the pledge of installment notes, we expect to use the majority of these proceeds to pay a special dividend, which is currently estimated to be approximately $1.1 billion, or $10.25 per share, to our common stockholders. The remaining approximately $700 million of the cash proceeds will be used to reduce debt.
     This transaction includes a 20-year fiber supply agreement for pulpwood and a 12-year fiber supply agreement for sawtimber, the terms of which are both subject to extension. Fiber will be purchased at market prices.
     We expect to complete the transformation plan by year-end 2007.

Results of Operations for Second Quarter 2007 and 2006
Summary
     We manage our operations through four business segments: corrugated packaging, forest products, real estate, and financial services. A summary of the results of operations by business segment follows:

	Second Quarter		First Six Months
	2007	2006	2007	2006
	(In millions, except per share)
Revenues
Corrugated packaging	$779	$758	$1,540	$1,479
Forest products	249	341	495	674
Real estate	43	35	73	82
Financial services	287	299	571	582

Total revenues	$1,358	$1,433	$2,679	$2,817

Segment Operating Income
Corrugated packaging	$78	$66	$142	$110
Forest products	33	101	71	183
Real estate	19	9	22	35
Financial services	48	62	97	111

Total segment operating income	178	238	332	439
Expenses not allocated to segments
General and administrative	(27)	(26)	(52)	(49)
Share-based compensation	(15)	(8)	(38)	(24)
Other operating income (expense)	(1)	(8)	(15)	(11)
Other non-operating income (expense)	1	91	1	91
Parent company interest	(31)	(34)	(62)	(67)

Income before income taxes	105	253	166	379
Income taxes	(39)	(62)	(62)	(109)

Income from continuing operations	66	191	104	270
Discontinued operations	––	––	––	––

Net income	$66	$191	$104	$270

Average diluted shares outstanding	108.1	111.8	107.8	112.6

Income from continuing operations, per diluted share	$0.62	$1.70	$0.97	$2.40

ROI, annualized			10.2%	15.8%
     In 2007, significant items affecting income from continuing operations included:
•	We experienced higher prices for our corrugated packaging products.

•	While we continue to see the benefit in our manufacturing operations from our initiatives to lower costs, improve asset utilization, and increase operating efficiencies, the cost of recycled fiber used at our containerboard mills offset some of the benefits.

•	We recognized $4 million in business interruption insurance proceeds from a prior year claim related to one of our paper mills.

•	We experienced lower pricing and volumes for our forest products, principally lumber and gypsum.

•	We recognized an $8 million gain on sale of non-strategic timber leases.

•	Our real estate operations incurred a decline in lot sales resulting from the overall slowdown in the housing industry.

•	Real estate operations benefited from a $10 million gain on the sale of land held for commercial use.

•	Our financial services operations experienced a $21 million decrease in net interest income due primarily to a decrease in earning assets, offset in part by a reduction in noninterest expense.

•	We increased litigation reserves by $15 million as a result of a recent California Supreme Court decision and charges related to the mortgage business we exited.

•	We expensed $10 million of share-based compensation due to the higher share price in 2007 and incurred $8 million of costs associated with our transformation plan, primarily legal and other advisory fees.

•	We recognized a one-time tax benefit of $3 million related to Texas tax legislation enacted in May 2007.
     In 2006, significant items affecting income from continuing operations included:
•	We experienced improved markets for our corrugated packaging and forest products, principally gypsum and particleboard, and we benefited from the acquisition of our partner’s 50 percent interest in Standard Gypsum LP.

•	While we continued to see the benefit in our manufacturing operations from our initiatives to lower costs, improve asset utilization and increase operating efficiencies, costs, principally energy and freight, offset much of the benefit.

•	Real estate operations benefited from an $8 million gain on sale of land held for commercial use.

•	Financial services operations benefited from improved net interest income attributable to an increase in earning assets, principally mortgage-backed securities, and improved credit conditions.

•	Actions taken to lower costs in our financial services operation associated with the elimination of our wholesale mortgage and asset-based lending operations resulted in charges of $3 million and goodwill impairment of $7 million.

•	We recognized an $89 million net pre-tax gain resulting from a tax litigation settlement, most of which was non-taxable.
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
     A summary of our corrugated packaging results follows:

	Second Quarter		First Six Months
	2007	2006	2007	2006
	(Dollars in millions)
Revenues	$779	$758	$1,540	$1,479
Costs and expenses	(701)	(692)	(1,398)	(1,369)

Segment operating income	$78	$66	$142	$110

Segment ROI			14.1%	10.7%

     Fluctuations in corrugated packaging pricing, which includes freight and is net of discounts, and shipments are set forth below:

	Second Quarter	First Six Months
	2007 versus Second	2007 versus First Six
	Quarter 2006	Months 2006
	Increase (Decrease)
Corrugated packaging
Average prices	3%	5%
Shipments, average week	(2)%	(3)%
Industry shipments, average week (a)	(2)%	(2)%

Linerboard
Average prices	3%	12%
Shipments, in thousands of tons	29	69

(a)	Source: Fibre Box Association
     Corrugated packaging shipments declined in first six months 2007 primarily due to the sale of Performance Sheets (sheet feeder plant in City of Industry, California) in August 2006.
     Compared with first quarter 2007, average corrugated packaging prices were down one percent and actual shipments were up four percent, principally due to normal seasonal fluctuations, while average linerboard prices were up two percent and shipments were down 24,000 tons.
     Costs and expenses were up one percent in second quarter 2007 compared with second quarter 2006 and up two percent in first six months 2007 compared with first six months 2006. Higher prices for wood and recycled fiber were partially offset by lower costs attributable to the sale of one converting facility and increased mill reliability and efficiency, which resulted in improved raw material yield and energy usage. In second quarter 2007 we recognized $4 million in business interruption insurance proceeds related to an equipment outage at one of our mills that occurred in 2006.
     Fluctuations in our significant cost and expense components included:

	Second Quarter	First Six Months
	2007 versus Second	2007 versus First
	Quarter 2006	Six Months 2006
	Increase (Decrease)
	(In millions)
Wood fiber	$3	$6
Recycled fiber	16	37
Freight	(2)	(3)
Energy, principally natural gas	2	(4)
Depreciation	(4)	(5)
Pension and postretirement	(3)	(6)
     The costs of our outside purchases of wood and recycled fiber, energy, and freight fluctuate based on the market prices we pay for these commodities. It is likely that these costs will continue to fluctuate for the remainder of 2007.

     Information about our converting facilities and mills follows:

	Second Quarter		First Six Months
	2007	2006	2007	2006
Number of converting facilities (at quarter-end)	64	65	64	65
Mill capacity, in thousand tons	901	892	1,800	1,784
Mill production, in thousand tons	906	883	1,803	1,773
Percent mill production used internally	92%	95%	90%	94%
Percent of total fiber requirements sourced from recycled fiber	36%	34%	37%	34%
Corrugating medium purchases from our Premier Boxboard Limited LLC joint venture, in thousand tons	15	23	35	37
Forest Products
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
     As part of our transformation plan we have entered into an agreement to sell our strategic timberland. As a result, the operations of our forest products segment will be significantly affected. Our costs will increase as we purchase fiber for our operations from third parties and our revenues will be negatively affected by the loss of fiber sales and hunting and recreational lease revenues.
     A summary of our forest products results follows:

	Second Quarter		First Six Months
	2007	2006	2007	2006
	(Dollars in millions)
Revenues	$249	$341	$495	$674
Costs and expenses	(216)	(240)	(424)	(491)

Segment operating income	$33	$101	$71	$183

Segment ROI			15.4%	37.1%
     Fluctuations in product pricing, which includes freight and is net of discounts, and shipments are set forth below:

	Second Quarter	First Six Months
	2007 versus Second	2007 versus First
	Quarter 2006	Six Months 2006
	Increase (Decrease)
Lumber:
Average prices	(16)%	(20)%
Shipments	3%	(2)%
Gypsum:
Average prices	(25)%	(17)%
Shipments	(23)%	(28)%
Particleboard:
Average prices	5%	12%
Shipments	(18)%	(16)%
MDF:
Average prices	4%	7%
Shipments	(10)%	(8)%

     Pricing for lumber and gypsum wallboard declined compared with first six months 2006 and demand for all products moderated due to declines in the housing industry. We expect this trend to continue into 2008.
     Compared with first quarter 2007, average prices were up four percent for lumber, down 13 percent for gypsum, and flat for particleboard and MDF. Shipments were up nine percent for lumber, eight percent for gypsum, down six percent for particleboard, and flat for MDF.
     Hunting, recreational, and mineral lease income totaled $19 million in first six months 2007 and $28 million in first six months 2006. Mineral lease income is generally derived from lease and royalty interests and fluctuates based on changes in the market price for energy. The decrease is primarily due to lower lease bonus payments in 2007. It is likely income from these leases will continue to fluctuate for the remainder of 2007.
     Fluctuations in our significant cost and expense components included:

	Second Quarter	First Six Months
	2007 versus Second	2007 versus First
	Quarter 2006	Six Months 2006
	Increase (Decrease)
	(In millions)
Wood fiber	$(9)	$(19)
Energy, principally natural gas	(7)	(17)
Freight	(3)	(7)
Chemical	(1)	(2)
Depreciation	2	4
     Costs and expenses were down ten percent in second quarter 2007 compared with second quarter 2006 and down 14 percent in first six months 2007 compared with first six months 2006. The decrease in cost is primarily attributable to lower volumes.
     The costs of our outside purchases of fiber, energy, freight, and chemicals fluctuate based on the market prices we pay for these commodities. It is likely that these costs will continue to fluctuate for the remainder of 2007.
     Information about our timber harvest and converting and manufacturing facilities follows:

	Second Quarter		First Six Months
	2007	2006	2007	2006
Timber harvest, in million tons:
Sawtimber	0.6	0.6	1.2	1.2
Pulpwood	0.8	0.7	1.6	1.5

	1.4	1.3	2.8	2.7

Number of converting and manufacturing facilities (at quarter-end)	17	17	17	17
Average operating rates for all product lines excluding sold or closed facilities:
High	110%	116%	100%	113%
Low	62%	88%	65%	93%
Average	85%	100%	82%	100%
Gypsum facing paper purchases from our Premier Boxboard Limited LLC joint venture, in thousand tons	12	21	24	37
Percent of gypsum facing paper supplied by our Premier Boxboard Limited LLC joint venture			71%	76%

Real Estate
     We entitle and develop real estate that we own directly or participate in through ventures. Currently, we have projects in seven states and 11 markets encompassing about 237,000 acres, including 193,000 acres of higher and better use timberland located in Georgia, principally near Atlanta, and in Texas. We are creating the infrastructure and securing entitlements on these lands for single-family residential, commercial, mixed-use, and multi-family housing site development. Our real estate segment revenues are principally derived from the sale of developed and undeveloped real estate and to a lesser degree, from the sale of timber and operations of commercial income producing properties.
     A summary of our real estate results follows:

	Second Quarter		First Six Months
	2007	2006	2007	2006
	(Dollars in millions)
Revenues	$43	$35	$73	$82
Costs and expenses	(26)	(29)	(54)	(60)
Our share of real estate ventures’ income	2	3	3	13

Segment operating income	$19	$9	$22	$35

Segment ROI			8.3%	17.0%
     Revenue for first six months 2007 includes $12 million related to the sale of 38 acres of commercial real estate on which we recognized a gain of $10 million. Revenue for first six months 2006 includes $14 million related to the sale of five acres of undeveloped commercial real estate on which we recognized a gain of $8 million. Excluding these commercial real estate gains, the decline in segment operating income is primarily due to a decrease in sales of land held for investment or future development, and a decrease in sales of residential real estate resulting from the overall decline in the housing industry. We expect these trends to continue through 2008.
     Beginning first quarter 2006, we eliminated our historic one-month lag in accounting for our investment in our two largest real estate ventures as financial information became available more timely. The one-time effect of eliminating this one-month lag was to increase our equity in their earnings in 2006 by about $1 million.
     Revenue consists of:

	Second Quarter		First Six Months
	2007	2006	2007	2006
	(Dollars in millions)
Residential real estate	$16	$19	$34	$36
Lots sold	316	463	566	805

Commercial real estate	$14	$2	$18	$18
Acres sold	45	36	56	43

Land held for investment or future development	$6	$6	$8	$13
Acres sold	886	845	1,154	1,768

Income producing properties, timber and other	$7	$8	$13	$15

	$43	$35	$73	$82

     Information about our real estate projects and our real estate ventures follows:

	Second Quarter-End
	2007	2006
Owned and consolidated ventures:
Entitled, developed, and under development land
Number of projects	44	31
Residential lots remaining	19,957	11,951
Commercial acres remaining	922	722

Land held for investment or future development
Number of projects	24	20
Acres in entitlement process	26,960	21,950
Acres undeveloped	186,715	196,379

Ventures accounted for using the equity method
Ventures’ lot sales (for first six months)
Lots sold	416	1,122	(a)
Revenue per lot sold	$54,505	$52,098

Ventures’ entitled, developed, and under development land
Number of projects	22	23
Residential lots remaining	9,734	11,789
Commercial acres remaining	721	669

Ventures’ land held for investment or future development
Acres sold (for first six months)	––	75
Acres remaining	6,258	6,519

(a)	The elimination of the previously discussed one month reporting lag resulted in a one-time increase in the number of lots sold of 122 lots.
Financial Services
     We own a savings bank, Guaranty Bank, which includes an insurance agency subsidiary. Guaranty makes up the predominant amount of our financial services segment operating income, revenues, assets, and liabilities. In general, we gather funds from depositors, borrow money, and invest the resulting cash in loans and securities.
     A summary of our financial services results follows:

	Second Quarter		First Six Months
	2007	2006	2007	2006
	(Dollars in millions)
Net interest income	$95	$107	$190	$211
Segment operating income (a)	48	62	97	111

Segment ROI			19.1%	21.8%

(a)	Segment operating income excludes share-based compensation, charges related to asset impairments and severance, and litigation charges related to the mortgage business we exited, all of which are reported in financial services’ summarized financial statements.

Net Interest Income and Earning Assets and Deposits
     Information about our net interest margin follows:

	Second Quarter				First Six Months
	2007		2006		2007		2006
	Average	Yield/	Average	Yield/	Average	Yield/	Average	Yield/
	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in millions)
Earning assets	$14,904	6.61%	$16,363	6.19%	$14,900	6.57%	$16,474	6.00%
Interest-bearing liabilities	13,850	(4.37)%	15,147	(3.84)%	13,797	(4.34)%	15,278	(3.70)%
Impact of noninterest bearing funds		0.31%		0.29%		0.32%		0.27%

Net interest margin		2.55%		2.64%		2.55%		2.57%

     Net interest income declined principally due to a decrease in earning assets resulting from a decrease in single-family mortgage loans and mortgage-backed securities.
     As our portfolio is currently positioned, if interest rates remain relatively stable, it is likely that our net interest margin will remain near its current level. However, if interest rates change significantly, it is likely that our net interest margin will decline. Please read Part I, Item 3, Quantitative and Qualitative Disclosures About Market Risk, for further information.
     The following table summarizes the composition of our earning assets and deposits:

	Second Quarter-End
	2007	2006
	(Dollars in millions)
Residential housing assets:
Loans held for sale	$20	$37
Loans	5,585	6,853
Securities	5,291	6,145

	10,896	13,035
Other earning assets	4,097	3,198	(a)

Total earning assets	$14,993	$16,233

Residential housing assets as a percentage of earning assets	73%	80%

Noninterest-bearing deposit accounts	$724	$777
Interest-bearing deposit accounts	3,901	3,500
Certificates of deposit	4,907	5,000

Total deposits	$9,532	$9,277

(a)	Includes $295 million of commercial loans held for sale.
     Residential housing assets were lower at second quarter-end 2007 compared with second quarter-end 2006, because payments on single-family mortgage loans and securities exceeded new single-family mortgage loan production and securities purchases. New loan production was limited in 2006 and first six months 2007 because we eliminated our wholesale mortgage production network in first quarter 2006. We have developed the systems to begin acquiring mortgage loans from some of our correspondent mortgage warehouse borrowers. In second quarter 2007, we began acquiring limited volumes of loans through this channel. However, the correspondent mortgage business is very competitive, and the current interest rate environment is not generally conducive to significant production of adjustable-rate mortgages, which we generally hold. As a result, we expect our single-family mortgage loans will continue to decrease throughout 2007. Additionally, current market pricing for securities remains challenging. In first half 2007, we purchased approximately $560 million in mortgage-backed securities at returns we consider acceptable. However, unless we are able to continue to find similar opportunities, our mortgage-backed securities will continue to decrease. Our commercial loans outstanding increased first six months 2007, and we anticipate they will continue to increase throughout 2007, partially offsetting decreases in single-family mortgage loans and mortgage-backed securities.

     A portion of our residential housing loans consists of adjustable-rate mortgages that have various monthly payment amount options (Option ARMs). These loans generally include the ability to select from fully amortizing payments, interest-only payments and payments less than the interest accrual rate, which can result in negative amortization increasing the principal amount of the loan. At second quarter-end 2007, loans included $540 million of Option ARMs down from $853 million at second quarter-end 2006. We recognized $1 million in second quarter 2007 and $3 million first six months 2007 in interest income on loans from borrowers that elected negative amortization payment options. We also hold $3.4 billion of securities that have Option ARMs as the underlying assets, down from $3.5 billion at second quarter-end 2006. At second quarter-end 2007 these securities included $648 million that were issued by U.S. Government Sponsored Enterprises (FNMA, FHLMC) and $2.7 billion that are senior tranches issued by non-agency institutions. The private issuer mortgage-backed securities are considered investment grade quality by nationally recognized rating agencies.
     The current environment in the housing industry and mortgage finance markets has resulted in the devaluation of certain securities backed by mortgage assets. At July 31, 2007, our securities portfolio had an amortized cost of $4.943 billion and a fair value of $4.933 billion. We have no plans to sell any of our held-to-maturity securities.
Asset Quality and Allowance for Credit Losses
     Various asset quality measures we monitor are:

	Second Quarter-End		Year-End
	2007	2006	2006
	(Dollars in millions)
Non-performing loans	$29	$35	$26
Foreclosed real estate	7	2	5

Non-performing assets	$36	$37	$31

Non-performing loans as a percentage of total loans	0.30%	0.37%	0.27%
Non-performing assets ratio	0.38%	0.39%	0.32%
Allowance for loan losses as a percentage of non-performing loans	248%	199%	253%
Allowance for loan losses as a percentage of total loans	0.75%	0.73%	0.68%
Net charge-offs as a percentage of average loans outstanding	(0.03)%	(0.12)%	0.10%
     The following table summarizes changes in the allowance for credit losses:

	Second Quarter		First Six Months
	2007	2006	2007	2006
	(Dollars in millions)
Balance at beginning of period	$78	$76	$72	$81
Provision (credit) for credit losses	––	(2)	(2)	––
Net (charge-offs) recoveries	1	4	9	(3)

Balance at end of period	$79	$78	$79	$78

Allowance for credit losses:
Loan	$72	$71	$72	$71
Commitment-related	7	7	7	7

Combined allowance for credit losses	$79	$78	$79	$78

     In first quarter 2007, we recovered a total of $8 million related to two asset-based financing transactions that we had previously charged-off. We sold our asset-based lending operation in 2006, and we do not expect to receive significant future recoveries from asset-based borrowers.

     We do not originate or purchase sub-prime loans. At July 31, 2007, we had $10 million in mortgage warehouse loans ($115 million committed) with sub-prime loans pledged as collateral. Our obligations to fund additional advances under these commitments are subject to several conditions including a requirement that the borrower has pre-sold the loans and our approval of the underlying collateral. As a result of these limiting requirements and the current sub-prime market conditions, we do not expect to fund a substantial amount of additional advances under these commitments. In addition, we have a $53 million loan ($65 million committed) to an entity that issues, services and invests in credit-sensitive residential mortgage assets. Recently, this entity announced that it is experiencing liquidity challenges.
     Our non-performing loans at second quarter-end 2007 do not include the $53 million loan mentioned above and a previously disclosed $37 million loan ($55 million committed) to a homebuilder that has characteristics indicating potential credit problems. It is possible that these loans could be classified as non-performing in the future.
     Over the last several years, our earnings have benefited from favorable credit conditions. There is uncertainty as to how long these favorable conditions will last due in part to concerns about the housing industry and the availability of mortgage financing. Although changes in credit quality are difficult to predict, it is likely that we will recognize higher provisions for credit losses in future periods.
Noninterest Income and Noninterest Expense
     Income from loan origination and sale of loans decreased $2 million for the first six months 2007 compared with 2006 primarily due to repositioning our mortgage origination activities. As a result of the repositioning, we do not anticipate significant single-family mortgage loan originations or sales in 2007.
Expenses Not Allocated to Segments
     Unallocated expense represents expenses managed on a company-wide basis and includes corporate general and administrative expense, share-based compensation, other operating and non-operating income (expense), and parent company interest expense.
     The change in share-based compensation was principally due to the effect of a higher share price on our cash-based awards. Based on our current expectations, it is likely that share-based compensation expense for 2007 will be in the range of $50 to $70 million. A significant portion of our share-based awards are cash based, therefore our share price has a direct impact on our share-based compensation expense.
     Other operating (income) expense not allocated to business segments consists of:

	Second Quarter		First Six Months
	2007	2006	2007	2006
	(In millions)
Transformation cost	$4	$––	$8	$––
Gain on sale of non-strategic timber leases	(8)	––	(8)	––
Litigation	5	––	15	––
Elimination of wholesale mortgage origination network	––	––	––	3
Goodwill impairment	––	7	––	7
Other	––	1	––	1

Total	$1	$8	$15	$11

     We are continuing our efforts to enhance return on investment by lowering costs, improving operating efficiencies and increasing asset utilization. As a result, we will continue to review operations that are unable to meet return objectives and determine appropriate courses of action, including possibly consolidating and closing converting facilities and selling under-performing assets.
     The change in parent company interest expense in second quarter and first six months 2007 was due to lower average levels of debt outstanding compared with the same periods in 2006.

Income Taxes
     Our effective tax rate was 37 percent in second quarter and first six months 2007. The 2007 rate reflects one-time tax benefit of three percent for second quarter 2007 and two percent for first six months 2007 resulting from Texas tax legislation enacted in May 2007. Our effective tax rate was 25 percent in second quarter 2006 and 29 percent first six months 2006. These 2006 rates reflect one-time tax benefits of 11 percent in second quarter 2006 and seven percent in first six months 2006 resulting from the settlement of tax litigation with the U.S. Government, and of one percent in second quarter 2006 and one percent in first six months 2006 resulting from new Texas tax legislation. Differences between the effective tax rate and the statutory rate are due to state income taxes, nondeductible items, and deferred taxes on unremitted foreign income.
     For the full year 2007, we anticipate our annual effective income tax rate, exclusive of any impact associated with the execution of our transformation plan, to be about 39 percent.
Average Shares Outstanding
     The change in average shares outstanding was principally due to the issuance of shares related to share-based compensation plans. The change in average diluted shares outstanding was principally due to these issuances and the dilutive effect of employee stock options resulting from the change in the market price of our common stock.
Capital Resources and Liquidity for First Six Months 2007
     We separately discuss our capital resources and liquidity for Temple-Inland and our manufacturing and real estate subsidiaries, which we refer to as the parent company, and our financial services subsidiaries to provide a clearer presentation of our different businesses and because almost all of the net assets invested in financial services are subject to regulatory rules and regulations including restrictions on the payment of dividends to the parent company.
Sources and Uses of Cash
     Consolidated cash from operations was $154 million in first six months 2007 and $571 million in first six months 2006. Consolidated cash from operations represents the sum of parent company and financial services cash from operations, less the dividends from financial services and other intercompany amounts, which are eliminated upon consolidation. In first six months 2007 we received $35 million in dividends from financial services, and in first six months 2006 we received $60 million in dividends from financial services.

Parent Company Sources and Uses of Cash

	First Six Months
	2007	2006
	(In millions)
We received cash from:
Operations	$180	$234
Dividends from financial services (a)	35	60
Proceeds from tax litigation settlement, net	––	89
Real estate development expenditures, net of non-cash cost of sales	(63)	(33)
Working capital changes	(29)	(59)

From operations	123	291
Sale of assets and other	14	13
Exercise of options and related tax benefits	25	41
Borrowing, net	17	85

Total sources	179	430

We used cash to:
Return to shareholders through:
Dividends	(59)	(55)
Repurchase of common stock	(24)	(153)
Reinvest in the business through:
Capital expenditures	(94)	(79)
Acquisition, joint ventures, and other	(14)	(131)

Total uses	(191)	(418)

Change in cash and cash equivalents	$(12)	$12

(a)	Dividends received from financial services are eliminated in the consolidated statements of cash flows.
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
     We issued 841,700 shares of common stock in first six months 2007 and 1,282,291 shares in first six months 2006 to employees exercising options. We paid cash dividends to shareholders of $0.56 per share in first six months 2007 and $0.50 per share in first six months 2006.
     We initiated no purchases under our share repurchase authorizations in first six months 2007. We, however, settled in first quarter 2007 $24 million of share purchases that were initiated in fourth quarter 2006. The maximum number of shares available to be purchased under our repurchase plans was 6.6 million shares at second quarter-end 2007.
     Capital expenditures and timberland reforestation and acquisition are expected to approximate $220 million to $240 million in 2007 or about 100 percent of expected 2007 depreciation and amortization. Most of the expected 2007 expenditures relate to initiatives to increase reliability and efficiency in our corrugated packaging operations.

Financial Services Sources and Uses of Cash

	First Six Months
	2007	2006
	(In millions)
We received cash from:
Operations	$72	$94
Changes in loans held for sale and other	(6)	239

From operations	66	333
Net repayments on loans and securities	434	342
Redemption of Federal Home Loan Bank stock	58	––

Total sources	558	675

We used cash to:
Pay dividends to the parent company (a)	(35)	(60)
Fund decreases in deposits and borrowings	(276)	(767)
Redeem preferred stock issued by subsidiaries	(305)	––
Reinvest in the business through capital expenditures, acquisitions, and other	(26)	(18)

Total uses	(642)	(845)

Change in cash and cash equivalents	$(84)	$(170)

(a)	Dividends we pay to the parent company are eliminated in the consolidated statements of cash flows.
     Our principal operating cash requirements are for compensation, interest, and taxes. Changes in loans held for sale are subject to the timing of the origination and subsequent sale of the loans and the level of refinancing activity.
     The changes in deposits and borrowings and the amounts invested in loans and securities generally move in tandem because we use deposits and borrowings to fund our investments. In first six months 2007, we used cash flow from net repayments on loans and securities to reduce our borrowings. In first six months 2006, we used cash flow from the sale of loans held for sale and from principal payments on mortgage-backed securities to reduce our borrowings.
     We anticipate continued commercial loan growth throughout 2007. However, we expect this growth will only partially offset repayments of single-family mortgage loans and mortgage-backed securities.
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

Parent Company Liquidity
     Our sources of short-term funding are our operating cash flows, dividends received from financial services, and borrowings under our existing accounts receivable securitization facility and committed credit agreements. At second quarter-end 2007, we had $916 million in unused borrowing capacity under our credit agreements and accounts receivable securitization facility.

		Accounts
	Committed	Receivable
	Credit	Securitization
	Agreements	Facility	Total
	(In millions)
Committed	$850	$250	$1,100
Less: borrowings and commitments	(4)	(180)	(184)

Unused borrowing capacity at second quarter-end 2007	$846	$70	$916

     Our committed credit agreements include a $750 million revolving credit facility that expires in 2011. The remainder of our credit agreements expire in 2008 and 2010. Our accounts receivable securitization facility expires in 2009.
     At second quarter-end 2007, the fair value of our interest rate derivative instruments was a $1 million liability. The interest rate instruments expire in December 2008. These instruments are non-exchange traded and are valued using either third-party resources or models.
     We lease our particleboard and MDF facilities in Mt. Jewett, Pennsylvania, under an operating lease that expires in 2019. If our long-term debt were to be rated below investment grade, the terms of this lease require us to provide letter of credit support for a portion of our obligations under the lease.
Financial Services Liquidity
     Our sources of short-term funding are our operating cash flows, new deposits, borrowings under our existing agreements and, if necessary, sales of assets. Assets that can be readily converted to cash, or against which we can readily borrow, include short-term investments, loans, mortgage loans held for sale, and securities. At second quarter-end 2007, we had available liquidity of $4.5 billion.
     In second quarter 2007, we redeemed all of the preferred stock issued by subsidiaries with the proceeds from subordinated notes payable to trust.

Contractual Obligations and Off-Balance Sheet Arrangements
Parent Company
     At second quarter-end 2007, there were no significant changes in parent company contractual obligations and off-balance sheet arrangements from that disclosed in our Annual Report on Form 10-K for the year 2006 except for the following:
     On July 31, 2007, our real estate segment entered into agreements to facilitate third-party construction and ownership of a resort hotel, spa and golf facilities at our Cibolo Canyons mixed-use development near San Antonio, Texas. Under these agreements, we transferred to the third-party owners about 700 acres of undeveloped land and we agreed to transfer about $38 million ($16 million by year-end 2007; $12 million in 2008-9; and $10 million in 2010-11). To support our commitment, we have guaranteed or issued letters of credit totaling $30 million. Prior to the spin-off of our real estate segment, any unfunded guarantees or letters of credit will be replaced with letters of credit issued under a credit facility of the new real estate company.
     In exchange, the third-party owners assigned to us certain rights under an Economic Development Agreement, including the right to receive revenues from hotel occupancy and sales taxes generated within the resort through 2034. In addition, the construction of the resort hotel and golf facilities will satisfy a condition to our right to obtain reimbursement of certain infrastructure costs under an Ad Valorem Tax and Non Resort Sales and Use Tax Public Improvement Financing Agreement between us and a special purpose improvement district.
Financial Services
     A comparison of our second quarter-end 2007 unfunded loan commitments with those disclosed in our Annual Report on Form 10-K for 2006 follows:

	Second
	Quarter-End	Year-End
	2007	2006
	(In millions)
Single-family mortgage loans	$92	$91
Unused lines of credit	2,073	2,109
Unfunded portion of credit commitments	4,482	4,421
Commitments to originate commercial loans	439	655
Letters of credit	363	386

	$7,449	$7,662

Capital Adequacy and Other Regulatory Matters
     At second quarter-end 2007, Guaranty met or exceeded all applicable regulatory capital requirements. We expect to maintain Guaranty’s capital at a level that exceeds the minimum required for designation as “well capitalized” under the capital adequacy regulations of the Office of Thrift Supervision (OTS). From time to time, the parent company may make capital contributions to or receive dividends from Guaranty.
     Selected regulatory capital data for Guaranty and its consolidated subsidiaries follows:

		Regulatory	For Categorization as
	Actual	Minimum	“Well Capitalized”
Regulatory capital ratios:
Tangible capital	8.07%	>2.00%	N/A
Leverage capital	8.07%	>4.00%	> 5.00%
Risk-based capital	10.61%	>8.00%	>10.00%

     In first six months 2007, Guaranty redeemed $305 million of outstanding preferred stock issued by subsidiaries, which qualified as regulatory capital up to a maximum of 25% of regulatory capital. Funds for these redemptions were provided through the issuance by financial services of $314 million of subordinated notes payable to trust. We obtained OTS approval to include similar amounts of our subordinated notes payable to trust in regulatory capital subject to the same limitations as our preferred stock issued by subsidiaries.
Pension and Postretirement Matters
     We made voluntary, discretionary contributions of $30 million to our defined benefit pension plans in first six months 2007, and it is likely that we will make additional voluntary, discretionary contributions in the remainder of 2007 of $15 million per quarter.
Energy
     Energy costs were $151 million in first six months 2007 compared with $172 million in first six months 2006. Our energy costs fluctuate based on the market prices we pay for these commodities and on the amount and mix of the types of fuel we may use. We continue to reduce our dependency on natural gas. We hedge very little of our energy needs. It is likely that these costs will continue to fluctuate for the remainder of 2007.
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
     Since we filed our Annual Report on Form 10-K for 2006, there have been no material developments in pending legal proceedings other than as disclosed in Part II, Item 1 of this report.

Calculation of Non-GAAP Financial Measure

	Parent	Corrugated	Forest	Real	Financial
	Company	Packaging	Products	Estate	Services
	(Dollars in millions)
First Six Months 2007
Return:
Operating income or segment operating income determined in accordance with GAAP	$227 (a)	$142	$71	$22	$97
Adjustments for significant unusual items	––	N/A	N/A	N/A	N/A

	$227	$142	$71	$22	$97

Investment:
Beginning of year total assets, segment assets or investment in financial services determined in accordance with GAAP	$5,217	$2,284	$1,011	$544	$1,015
Adjustments:
Current liabilities (excluding current portion of long-term debt)	(554)	(271)	(87)	(11)	N/A
Assets held for sale	(20)	N/A	N/A	N/A	N/A
Municipal bonds related to capital leases included in other assets	(188)	N/A	N/A	N/A	N/A

	$4,455	$2,013	$924	$533	$1,015

ROI, annualized	10.2%	14.1%	15.4%	8.3%	19.1%

First Six Months 2006
Return:
Operating income or segment operating income determined in accordance with GAAP	$355 (a)	$110	$183	$35	$111
Adjustments for significant unusual items	––	N/A	N/A	N/A	N/A

	$355	$110	$183	$35	$111

Investment:
Beginning of year total assets, segment assets or investment in financial services determined in accordance with GAAP	$5,001	$2,318	$866	$422	$1,017
Adjustments:
Current liabilities (excluding current portion of long-term debt)	(492)	(269)	(76)	(11)	N/A
Assets held for sale	(34)	N/A	N/A	N/A	N/A
Municipal bonds related to capital leases included in other assets	(188)	N/A	N/A	N/A	N/A
Acquisition of Standard Gypsum, LP in January 2006	196	N/A	196	N/A	N/A

	$4,483	$2,049	$986	$411	$1,017

ROI, annualized	15.8%	10.7%	37.1%	17.0%	21.8%

(a)	Net of expenses not allocated to segments of $105 million in 2007 and $84 million in 2006.
     ROI, annualized is not necessarily indicative of the ROI that may be expected for the entire year.

STATISTICAL AND OTHER DATA
Parent Company
Manufacturing
     Revenues and unit sales of our manufacturing activities, excluding joint venture operations follows:

	Second Quarter		First Six Months
	2007	2006	2007	2006
	(Dollars in millions)
Revenues
Corrugated Packaging
Corrugated packaging	$744	$737	$1,461	$1,435
Linerboard	35	21	79	44

Total	$779	758	$1,540	$1,479

Forest Products
Pine lumber	$67	$76	$126	$160
Gypsum wallboard	67	116	137	228
Particleboard	49	58	101	107
Medium density fiberboard	17	19	34	35
Fiberboard	14	22	28	43
Hunting, mineral and recreational leases	10	14	19	28
Fiber and other	25	36	50	73

Total	$249	$341	$495	674

Unit sales
Corrugated Packaging
Corrugated packaging, thousands of tons	866	884	1,696	1,753
Linerboard, thousands of tons	76	47	176	107

Total, thousands of tons	942	931	1,872	1,860

Forest Products
Pine lumber, million board feet	222	216	425	434
Gypsum wallboard, million square feet	414	537	796	1,100
Particleboard, million square feet	134	164	277	329
Medium density fiberboard, million square feet	37	41	74	80
Fiberboard, million square feet	79	106	153	208

Real Estate
     A summary of real estate projects in the entitlement process (a) at second quarter-end 2007 follows:

Project	County	Project Acres(b)
California
Hidden Creek Estates	Los Angeles	700
Terrace at Hidden Hills	Los Angeles	30

Georgia
Ball Ground	Cherokee	500
Burt Creek	Dawson/Lumpkin	990
Cedar Creek Preserve	Coweta	200
Corinth Landing	Coweta	800
Crossing	Coweta	230
Euharlee II West	Bartow	360
Fincher Road	Cherokee	950
Friendship Road	Cherokee	110
Garland Mountain	Cherokee/Bartow	350
Genesee	Coweta	750
Grove Park	Coweta	160
Jackson Park	Jackson	690
Lithia Springs	Haralson	260
Mill Creek	Coweta	780
Overlook	Cherokee	510
Pickens School	Pickens	420
Serenity	Carroll	400
Wolf Creek	Carroll	12,180
Yellow Creek	Cherokee	1,100

Texas
Lake Houston	Harris/Liberty	3,630
Entrada(c)	Travis	240
Woodlake Village(c)	Montgomery	620

Total		26,960

(a)	A project is deemed to be in the entitlement process when customary steps necessary for the preparation and submittal of an application, like conducting pre-application meetings or similar discussions with governmental officials, have commenced, or an application has been filed. Projects listed may have significant steps remaining, and there is no assurance that entitlements ultimately will be received.

(b)	Acreage is for the total project and is approximate. The actual number of acres entitled may vary.

(c)	We own a 50 percent interest in these projects.

     A summary of activity within our entitled,(a) developed, and under development projects at second quarter-end 2007 follows:

				Residential Lots(c)		Commercial Acres(d)
				Lots Sold		Acres Sold
		Interest		Since	Lots	Since	Acres
Project	County	Owned(b)		Inception	Remaining	Inception	Remaining
Projects we own
Colorado
Buffalo Highlands	Weld	100%		––	645	––	––
Johnstown Farms	Weld	100%		115	699	––	––
Pinery West	Douglas	100%		––	––	––	115
Stonebraker	Weld	100%		––	600	––	––
Texas
Arrowhead Ranch	Hays	100%		––	232	––	5
Caruth Lakes	Rockwall	100%		245	629	––	––
Cibolo Canyons	Bexar	100%		462	1,287	64	81
Harbor Lakes	Hood	100%		190	388	––	13
Harbor Mist	Calhoun	100%		––	1,393	––	36
Hunter’s Crossing	Bastrop	100%		266	311	19	95
Katy Freeway	Harris	100%		––	––	38	––
La Conterra	Williamson	100%		––	509	––	60
Maxwell Creek	Collin	100%		567	456	––	––
Oakcreek Estates	Comal	100%		––	648	––	––
The Colony	Bastrop	100%		347	1,078	22	50
The Gables at North Hill	Collin	100%		193	89	––	––
The Preserve at Pecan Creek	Denton	100%		111	708	––	9
The Ridge at Ribelin Ranch	Travis	100%		––	––	126	77
Other projects (6)	Various	100%		2,171	127	62	39
Georgia
Towne West	Bartow	100%		––	2,550	––	121
Other projects (7)	Various	100%		––	1,264	––	40
Missouri and Utah
Other projects (3)	Various	100%		760	257	––	––

				5,427	13,870	331	741

Projects in entities we consolidate
Texas
City Park	Harris	75%		689	612	36	129
Lantana	Denton	55	% (e)	285	2,065	––	––
Light Ranch	Collin	65%		––	2,461	––	––
Timber Creek	Collin	88%		––	654	––	––
Other projects (5)	Various	Various		286	295	13	52

				1,260	6,087	49	181

Total owned and consolidated				6,687	19,957	380	922

Projects in ventures that we account for using the equity method
Georgia
Seven Hills	Paulding	50%		601	479	26	––
The Georgian	Paulding	38%		284	1,101	––	––
Other projects (5)	Various	Various		1,843	249	3	––
Texas
Bar C Ranch	Tarrant	50%		170	1,011	––	––
Fannin Farms West	Tarrant	50%		224	219	––	––
Lantana	Denton	Various (e)		1,726	122	1	79
Long Meadow Farms	Fort Bend	19%		583	1,601	24	186
Southern Trails	Brazoria	40%		201	858	––	––
Stonewall Estates	Bexar	25%		85	166	––	––
Summer Creek Ranch	Tarrant	50%		793	1,695	––	374
Summer Lakes	Fort Bend	50%		294	850	48	3
Village Park	Collin	50%		313	256	––	5
Waterford Park	Fort Bend	50%		––	493	––	37
Other projects (3)	Various	Various		268	262	––	37
Florida
Other projects (3)	Various	Various		473	372	––	––

Total in ventures				7,858	9,734	102	721

Combined Total				14,545	29,691	482	1,643

(a)	A project is deemed entitled when all major discretionary land-use approvals have been received. Some projects may require additional permits for development.

(b)	Interest owned reflects our net equity interest in the project, whether owned directly or indirectly. There are some projects that have multiple ownership structures within them. Accordingly, portions of these projects may appear as owned, consolidated, and/or accounted for on the equity method.

(c)	Lots are for the total project.

(d)	Commercial acres are for the total project and are net developable acres, which may be fewer than the gross acres available in the project.

(e)	The Lantana project consists of a series of 19 partnerships in which our interests range from 25 percent to 55 percent. We account for eight of these partnerships using the equity method and we consolidate the remaining partnerships.

     Financial Services
     Information about financial services loan portfolio follows:

	Second Quarter-End		Year-End
	2007	2006	2006
	(In millions)
Single-family mortgage	$1,915	$2,748	$2,323
Single-family mortgage warehouse	583	699	795
Single-family construction	1,817	2,039	1,782
Multifamily and senior housing	1,270	1,367	1,270

Total residential housing	5,585	6,853	6,170
Commercial real estate	1,519	901	1,227
Commercial and business	1,086	881	1,012
Energy lending	1,218	758	1,117
Asset-based lending and leasing	––	93	––
Consumer and other	134	155	156

Total loans	9,542	9,641	9,682
Less allowance for loan losses	(72)	(71)	(65)

Loans, net	$9,470	$9,570	$9,617

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
     Our current level of interest rate risk is primarily due to the lending and funding activities of our financial services segment and to a lesser degree to parent company variable-rate, long-term debt. The following table illustrates the estimated effect on our pre-tax income of immediate, parallel, and sustained shifts in interest rates for the next 12 months at second quarter-end 2007, with comparative year-end 2006 information. This estimate assumes that debt reductions from contractual payments will be replaced with short-term, variable-rate debt; however, that may not be the financing alternative we choose. This estimate also considers the effect of changing prepayment speeds, repricing characteristics, and average balances over the next 12 months.

	Increase (Decrease) in Income Before Taxes
	Second Quarter-End 2007		Year-End 2006
	Parent	Financial	Parent	Financial
	Company	Services	Company	Services
	(In millions)
Change in Interest Rates
+2%	$(3)	$(34)	$(2)	$(45)
+1%	(2)	(13)	(1)	(17)
-1%	2	(21)	1	(18)
-2%	3	(53)	2	(38)
     Parent company interest rate risk is related to our variable-rate, long-term debt and our interest rate swaps. Interest rate changes impact earnings due to the resulting increase or decrease in the cost of our variable-rate, long-term debt. The parent company interest rate sensitivity change from year-end 2006 is due to an increase in variable- rate debt. Additionally, changes in interest rates will affect the value of our interest rate swap agreements (currently $50 million notional amount) which expire in December 2008. We believe that any changes in the value of these agreements would not be significant.

     Our financial services segment is subject to interest rate risk to the extent interest-earning assets and interest-bearing liabilities repay or reprice at different times or in differing amounts or both. The change in our interest rate sensitivity from year-end 2006 is principally due to a reduction in our adjustable rate mortgage assets and a related decline in short-term borrowings.
Foreign Currency Risk
     In second quarter 2007, there were no significant changes in foreign currency risk from that disclosed in our Annual Report on Form 10-K for 2006.
Commodity Price Risk
     In second quarter 2007, there were no significant changes in commodity price risk from that disclosed in our Annual Report on Form 10-K for 2006, except as noted below.
     Our transformation plan includes the sale of our strategic timberlands. As a result, we will be sourcing all of our fiber requirements from the open market. Our fiber costs will be more correlated with open market fiber prices after the sale.
Item 4. Controls and Procedures
(a) Evaluation of disclosure controls and procedures
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Since we filed our Annual Report on Form 10-K for 2006, there have been no material developments in pending legal proceedings, except as noted below.
     We are defending three class action claims in California state court alleging violations of that state’s on-duty meal break laws. We reached agreements to settle two of these cases that were approved by the courts in which these cases are pending in second quarter 2007. A fourth case alleging violations of these same laws has recently been filed and class certification is pending. While we continue to defend these lawsuits and have established reserves that we believe are adequate, we do not anticipate that the outcome in any or all of these cases should have a material adverse effect on our financial position or long-term results of operations or cash flows.
     On July 5, 2007, a class was certified in an action pending in Orange County, California Superior Court alleging a subsidiary violated that state’s laws related to the time in which a mortgage company is required to file a release of lien following payment of a mortgage on residential real estate. The penalty for a violation is $300 for violations prior to January 1, 2001 or $500 for violations after that date. We are currently reviewing the loan files for loans we serviced to determine the extent to which such violations occurred. We exited the mortgage loan servicing business in late 2004. We have established reserves that we believe are adequate for this matter, and we do not anticipate that the outcome in this case should have a material adverse effect on our financial position or long-term results of operations or cash flows.
     We do not expect that the eventual outcome of any or all of our pending legal matters would have a significant adverse effect on our financial position, long-term results of operations, or cash flows. It is possible, however, that charges related to these matters could be significant to the results of operations or cash flows in any one accounting period.
Item 1A. Risk Factors
     There are no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for 2006, except as set forth below:
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          Issuer Purchases of Equity Securities (a)

				Maximum
			Total Number	Number of
			of Shares	Shares That
			Purchased as	May Yet be
		Average	Part of Publicly	Purchased
	Total Number	Price	Announced	Under the
	of Shares	Paid per	Plans or	Plans
Period	Purchased	Share	Programs	or Programs
Month 1 (4/1/2007 – 4/30/2007)	—	$—	—	6,650,000
Month 2 (5/1/2007 – 5/31/2007)	—	$—	—	6,650,000
Month 3 (6/1/2007 – 6/30/2007)	—	$—	—	6,650,000

Total	—	$—	—	6,650,000

(a)	On August 4, 2006, we announced that our Board of Directors authorized the repurchase of up to 6,000,000 shares of our common stock, of which 1,650,000 remain to be purchased. On February 2, 2007, we announced that our Board of Directors authorized the purchase of up to an additional 5,000,000 shares of our common stock, increasing the maximum number of shares yet to be purchased under our repurchase plans to 6,650,000 shares. The August 4, 2006 and February 2, 2007 plans have no expiration dates. We have no plans or programs that expired during the period covered by the table above and no plans or programs that we intend to terminate prior to expiration or under which we no longer intend to make further purchases.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     We held our annual meeting of stockholders on May 4, 2007, at which a quorum was present. The table below sets forth the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes for each matter voted upon at that meeting, as certified by the independent inspector of elections.

			Abstentions
		Against or	and Broker
Matter	For	Withheld	Non-votes
1. Election of four directors
(a) Donald M. Carlton	90,705,399	988,161	––
(b) E. Lynn Draper, Jr.	90,442,347	1,251,213	––
(c) Kenneth M. Jastrow, II	89,835,153	1,858,407	––
(d) James A. Johnson	88,489,468	3,204,092	––

2. Amend Article III, Section 2 of our Bylaws to provide that directors will be elected by the majority vote of our stockholders.	85,702,232	5,317,609	673,719

3. Amend Article V of our Certificate of Incorporation to eliminate certain super-majority vote requirements.	89,880,810	1,007,640	805,110

4. Amend Article VI, Section 3 of our Certificate of Incorporation to provide that directors appointed to fill vacancies or newly created directorships will be subject to election at the next annual meeting.	90,762,360	225,558	705,642

5. Ratification of appointment of Ernst & Young LLP	90,332,862	682,128	678,570
Item 5. Other Information
     None.
Item 6. Exhibits

Exhibits.
2.1	–	Purchase Agreement, dated as of August 3, 2007, among TIN Inc., Campbell/Southern Parent, LLC, and the other entities named as buyers in the agreement

3.1	–	Amended and Restated Certificate of Incorporation of the Company.

3.2	–	Amended and Restated Bylaws of the Company.

31.1	–	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	–	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	–	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	–	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEMPLE-INLAND INC. (Registrant)
Dated: August 7, 2007	By /s/ Randall D. Levy
Randall D. Levy
Chief Financial Officer

By /s/ Troy L. Hester
Troy L. Hester
Corporate Controller and Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Description	Page No.

2.1	Purchase Agreement, dated as of August 3, 2007, among TIN Inc., Campbell/Southern Parent, LLC, and the other entities named as buyers in the agreement	51

3.1	Amended and Restated Certificate of Incorporation of the Company	133

3.2	Amended and Restated Bylaws of the Company	151

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	173

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	175

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	177

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	178