Form 10-Q
period 2007-09-29
TEMPLE INLAND INC
filed 2007-11-07
CIK 731939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Quarterly Period Ended September 29, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of common shares outstanding
Class	as of September 29, 2007

Common Stock (par value $1.00 per share)	106,071,167

Page 1 of 60	The Exhibit Index is page 54.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEET
TEMPLE-INLAND INC. AND SUBSIDIARIES
Third Quarter-End 2007
Unaudited

	Parent	Financial
	Company	Services	Consolidated
	(In millions)
ASSETS
Cash and cash equivalents	$41	$197	$238
Trade receivables, net of allowance for doubtful accounts of $15	446	—	446
Inventories	417	—	417
Assets held-for-sale	309	—	309
Timber and timberland	51	—	51
Real estate	613	—	613
Loans held for sale	—	19	19
Loans, net of allowance for losses of $91	—	9,561	9,561
Securities available-for-sale	—	1,970	1,970
Securities held-to-maturity	—	3,851	3,851
Investment in Federal Home Loan Bank stock	—	224	224
Property and equipment, net	1,626	222	1,848
Goodwill	365	144	509
Other intangible assets	—	27	27
Prepaid expenses and other assets	392	269	609
Investment in financial services	1,045	—	—

TOTAL ASSETS	$5,305	$16,484	$20,692

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable, accrued expenses, and other liabilities	$869	$140	$1,001
Long-term debt and other borrowings	1,625	101	1,726
Deposits	—	9,374	9,370
Federal Home Loan Bank borrowings	—	5,075	5,075
Obligations to settle trade date securities	—	435	435
Deferred income taxes	198	—	158
Liability for pension benefits	199	—	199
Liability for postretirement benefits	134	—	134
Subordinated notes payable to trust	—	314	314

TOTAL LIABILITIES	3,025	15,439	18,412

SHAREHOLDERS’ EQUITY
Preferred stock — par value $1 per share:
authorized 25,000,000 shares; none issued			—
Common stock — par value $1 per share:
authorized 200,000,000 shares; issued 123,605,344 shares, including shares held in the treasury			124
Additional paid-in capital			468
Accumulated other comprehensive loss, net			(196)
Retained earnings			2,552

			2,948
Cost of shares held in the treasury: 17,534,177 shares			(668)

TOTAL SHAREHOLDERS’ EQUITY			2,280

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY			$20,692

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

CONSOLIDATED STATEMENTS OF INCOME
TEMPLE-INLAND INC. AND SUBSIDIARIES
Unaudited

	Third Quarter		First Nine Months
	2007	2006	2007	2006
	(In millions, except per share amounts)
REVENUES
Manufacturing and real estate	$1,004	$1,115	$3,112	$3,350
Financial services	295	294	866	876

	1,299	1,409	3,978	4,226

COSTS AND EXPENSES
Manufacturing and real estate	(934)	(988)	(2,903)	(2,969)
Financial services	(259)	(238)	(742)	(719)

	(1,193)	(1,226)	(3,645)	(3,688)

OPERATING INCOME	106	183	333	538
Parent company interest	(31)	(31)	(93)	(98)
Other non-operating income (expense)	1	1	2	92

INCOME BEFORE INCOME TAXES	76	153	242	532
Income tax expense	(32)	(58)	(94)	(167)

INCOME FROM CONTINUING OPERATIONS	44	95	148	365
Discontinued operations	(8)	—	(8)	—

NET INCOME	$36	$95	$140	$365

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	106.2	108.3	105.9	109.8
Diluted	107.8	110.3	107.9	111.8

EARNINGS PER SHARE
Basic:
Income from continuing operations	$0.42	$0.87	$1.41	$3.32
Discontinued operations	(0.08)	—	(0.08)	—

Net income	$0.34	$0.87	$1.33	$3.32

Diluted:
Income from continuing operations	$0.41	$0.86	$1.38	$3.26
Discontinued operations	(0.08)	—	(0.08)	—

Net income	$0.33	$0.86	$1.30	$3.26

DIVIDENDS PAID PER SHARE OF COMMON STOCK	$0.28	$0.25	$0.84	$0.75

Please read the notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
TEMPLE-INLAND INC. AND SUBSIDIARIES
Unaudited

	First Nine Months
	2007	2006
	(In millions)
CASH PROVIDED BY (USED FOR) OPERATIONS
Net income	$140	$365
Adjustments:
Depreciation and amortization	189	192
Amortization and accretion of financial instrument discounts and premiums and deferred loan fees and origination costs, net	12	18
Provision for credit losses	17	1
Deferred income taxes	(3)	31
Non-cash real estate cost of sales	40	55
Real estate development expenditures	(115)	(84)
Other	38	11
Changes in:
Receivables	6	(51)
Inventories	18	(5)
Accounts payable and accrued expenses	(1)	12
Prepaid expenses and other	(37)	34
Loans held for sale — originations	(67)	(146)
Loans held for sale — sales	71	397

	308	830

CASH PROVIDED BY (USED FOR) INVESTING
Capital expenditures	(172)	(164)
Reforestation and acquisition of timber and timberland	(9)	(12)
Sale of non-strategic assets and operations	15	45
Securities available-for-sale, net	(1,028)	96
Securities held-to-maturity, net	984	497
Net redemption of Federal Home Loan Bank stock	48	31
Loans originated or acquired, net of collections	35	19
Proceeds from sale of loans	—	303
Acquisitions, net of cash acquired, and investment in joint ventures	(17)	(136)
Other	—	(1)

	(144)	678

CASH PROVIDED BY (USED FOR) FINANCING
Payments of debt	(864)	(411)
Borrowings under accounts receivable securitization facility, net	66	114
Borrowings under revolving credit facility, net	(13)	(133)
Changes in book overdrafts	(6)	—
Other additions to debt	478	13
Deposits, net	(136)	87
Repurchase agreements and short-term borrowings, net	351	(1,081)
Issuance of subordinated notes payable to trust	172	60
Redemption of preferred stock issued by subsidiaries	(305)	—
Cash dividends paid to shareholders	(88)	(82)
Repurchase of common stock	(24)	(226)
Exercise of stock options	19	45
Tax benefit on stock options exercised	11	8
Other	—	(1)

	(339)	(1,607)

Effect of exchange rate changes on cash and cash equivalents	—	—
Discontinued operations, primarily operating activities	8	—

Net increase (decrease) in cash and cash equivalents	(167)	(99)
Cash and cash equivalents at beginning of period	405	441

Cash and cash equivalents at end of period	$238	$342

Please read the notes to consolidated financial statements.

SUMMARIZED BALANCE SHEETS
PARENT COMPANY (TEMPLE-INLAND INC. AND ITS MANUFACTURING
AND REAL ESTATE SUBSIDIARIES)

	(Unaudited)
	Third
	Quarter-End	Year-End
	2007	2006
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$41	$38
Trade receivables, net of allowance for doubtful accounts of $15 in 2007 and $14 in 2006	446	452
Inventories:
Work in process and finished goods	108	109
Raw materials	188	211
Supplies and other	121	115

Total inventories	417	435
Prepaid expenses and other	106	72
Assets held-for-sale	309	—

Total current assets	1,319	997
Investment in Financial Services	1,045	1,015
Timber and Timberland	51	358
Real Estate	613	512
Property and Equipment
Land and buildings	649	648
Machinery and equipment	3,426	3,402
Construction in progress	96	82
Less allowances for depreciation	(2,545)	(2,493)

Total property and equipment, net	1,626	1,639
Goodwill	365	365
Assets Held-for-Sale	—	20
Other Assets	286	311

TOTAL ASSETS	$5,305	$5,217

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$207	$230
Accrued employee compensation and benefits	99	128
Accrued interest	28	32
Accrued property taxes	31	23
Other accrued expenses	167	141
Current portion of long-term debt	43	19
Current portion of pension and postretirement benefits	55	15

Total current liabilities	630	588
Long-Term Debt	1,625	1,628
Deferred Income Taxes	198	198
Liability for Pension Benefits	157	229
Liability for Postretirement Benefits	121	122
Other Long-Term Liabilities	294	263

TOTAL LIABILITIES	3,025	3,028
Shareholders’ Equity	2,280	2,189

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,305	$5,217

Please read the notes to consolidated financial statements.

SUMMARIZED STATEMENTS OF INCOME
PARENT COMPANY (TEMPLE-INLAND INC. AND ITS MANUFACTURING
AND REAL ESTATE SUBSIDIARIES)
Unaudited

	Third Quarter		First Nine Months
	2007	2006	2007	2006
	(In millions)
NET REVENUES	$1,004	$1,115	$3,112	$3,350

COSTS AND EXPENSES
Cost of sales	(848)	(896)	(2,611)	(2,713)
Selling	(37)	(35)	(117)	(103)
General and administrative	(45)	(52)	(165)	(166)
Other operating income (expense)	(4)	(5)	(10)	13

	(934)	(988)	(2,903)	(2,969)

	70	127	209	381
FINANCIAL SERVICES PRE-TAX EARNINGS	36	56	124	157

OPERATING INCOME	106	183	333	538
Interest expense	(31)	(31)	(93)	(98)
Other non-operating income (expense)	1	1	2	92

INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	76	153	242	532
Income tax expense	(32)	(58)	(94)	(167)

INCOME FROM CONTINUING OPERATIONS	44	95	148	365
Discontinued operations	(8)	—	(8)	—

NET INCOME	$36	$95	$140	$365

Please read the notes to consolidated financial statements.

SUMMARIZED STATEMENTS OF CASH FLOWS
PARENT COMPANY (TEMPLE-INLAND INC. AND ITS MANUFACTURING
AND REAL ESTATE SUBSIDIARIES)
Unaudited

	First Nine Months
	2007	2006
	(In millions)
CASH PROVIDED BY (USED FOR) OPERATIONS
Net income	$140	$365
Adjustments:
Depreciation and amortization	167	171
Non-cash share-based compensation	36	32
Non-cash pension and postretirement expense	33	42
Cash contribution to pension and postretirement plans	(62)	(57)
Deferred income taxes	5	26
Net earnings of financial services	(78)	(98)
Dividends from financial services	35	135
Earnings of joint ventures	(8)	(25)
Dividends from joint ventures	5	12
Non-cash real estate cost of sales	40	55
Real estate development expenditures	(115)	(84)
Other	33	8
Changes in:
Receivables	6	(51)
Inventories	18	(5)
Accounts payable and accrued expenses	(1)	12
Prepaid expenses and other	(37)	34

	217	572

CASH PROVIDED BY (USED FOR) INVESTING
Capital expenditures	(143)	(130)
Reforestation and acquisition of timber and timberland	(9)	(12)
Sales of non-strategic assets and operations and proceeds from the sale of property and equipment	15	45
Acquisitions, net of cash acquired, and investment in joint ventures	(10)	(136)
Other	(1)	––

	(148)	(233)

CASH PROVIDED BY (USED FOR) FINANCING
Payments of debt	(67)	(35)
Borrowings under accounts receivable securitization facility, net	66	114
Borrowings under revolving credit facility, net	(13)	(133)
Change in book overdrafts	(11)	––
Other additions to debt	33	13
Cash dividends paid to shareholders	(88)	(82)
Repurchase of common stock	(24)	(226)
Exercise of stock options	19	45
Tax benefit on stock options exercised	11	8
Other	––	(8)

	(74)	(304)

Effect of exchange rate changes on cash and cash equivalents	––	––
Discontinued operations, primarily operating activities	8	––

Net increase (decrease) in cash and cash equivalents	3	35
Cash and cash equivalents at beginning of period	38	13

Cash and cash equivalents at end of period	$41	$48

Please read the notes to consolidated financial statements.

SUMMARIZED BALANCE SHEETS
FINANCIAL SERVICES

	(Unaudited)
	Third
	Quarter-End	Year-End
	2007	2006
	(In millions)
ASSETS
Cash and cash equivalents	$197	$372
Loans held for sale	19	23
Loans, net of allowance for losses of $91 in 2007 and $65 in 2006	9,561	9,617
Securities available-for-sale	1,970	529
Securities held-to-maturity	3,851	4,853
Investment in Federal Home Loan Bank stock	224	262
Property and equipment, net	222	214
Accounts, notes, and accrued interest receivable	107	104
Goodwill	144	141
Other intangible assets	27	26
Other assets	162	110

TOTAL ASSETS	$16,484	$16,251

LIABILITIES AND SHAREHOLDER’S EQUITY
Deposits	$9,374	$9,486
Federal Home Loan Bank borrowings	5,075	5,076
Obligations to settle trade date securities	435	––
Other liabilities	140	126
Other borrowings	101	101
Subordinated notes payable to trust	314	142
Preferred stock issued by subsidiaries	––	305

Total Liabilities	15,439	15,236
Shareholder’s Equity	1,045	1,015

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$16,484	$16,251

Please read the notes to consolidated financial statements.

SUMMARIZED STATEMENTS OF INCOME
FINANCIAL SERVICES
Unaudited

	Third Quarter		First Nine Months
	2007	2006	2007	2006
		(In millions)
INTEREST INCOME
Loans and loans held for sale	$179	$174	$525	$516
Securities available-for-sale	16	8	34	24
Securities held-to-maturity	53	61	170	187
Other earning assets	3	6	12	16

Total interest income	251	249	741	743

INTEREST EXPENSE
Deposits	(88)	(74)	(257)	(202)
Borrowed funds	(64)	(75)	(195)	(230)

Total interest expense	(152)	(149)	(452)	(432)

NET INTEREST INCOME	99	100	289	311
Provision for credit losses	(19)	(1)	(17)	(1)

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	80	99	272	310

NONINTEREST INCOME
Insurance commissions and fees	18	17	50	53
Service charges on deposits	14	13	39	37
Operating lease income	1	2	5	6
Loan origination and sale of loans	––	––	––	2
Other	11	13	31	35

Total noninterest income	44	45	125	133

NONINTEREST EXPENSE
Compensation and benefits	(45)	(42)	(136)	(136)
Insurance operations, other than compensation	(5)	(5)	(13)	(15)
Occupancy	(6)	(7)	(18)	(19)
Information systems and technology	(3)	(3)	(10)	(10)
Charges related to asset impairments and severance	––	(2)	––	(12)
Other	(29)	(29)	(96)	(94)

Total noninterest expense	(88)	(88)	(273)	(286)

INCOME BEFORE TAXES	36	56	124	157
Income tax expense	(13)	(21)	(46)	(59)

NET INCOME	$23	$35	$78	$98

Please read the notes to consolidated financial statements.

SUMMARIZED STATEMENTS OF CASH FLOWS
FINANCIAL SERVICES
Unaudited

	First Nine Months
	2007	2006
	(In millions)
CASH PROVIDED BY (USED FOR) OPERATIONS
Net income	$78	$98
Adjustments:
Depreciation and amortization	13	12
Depreciation of assets leased to others	5	5
Amortization of core deposit and other intangible assets	4	4
Amortization and accretion of financial instrument discounts and premiums and deferred loan fees and origination costs, net	12	18
Provision for credit losses	17	1
Deferred income taxes	(8)	5
Changes in:
Loans held for sale:
Originations	(67)	(146)
Sales	71	397
Other	1	(1)

	126	393

CASH PROVIDED BY (USED FOR) INVESTING
Securities available-for-sale:
Purchases	(1,128)	(2)
Principal payments and maturities	100	98
Securities held-to-maturity:
Purchases	(142)	(597)
Principal payments and maturities	1,126	1,094
Federal Home Loan Bank stock:
Purchases	(21)	––
Redemption	69	31
Loans originated or acquired, net of collections	35	19
Sale of loans	––	303
Acquisitions, net of cash acquired	(7)	––
Capital expenditures	(29)	(34)
Other	1	(1)

	4	911

CASH PROVIDED BY (USED FOR) FINANCING
Deposits, net	(136)	87
Repurchase agreements and short-term borrowings, net	351	(1,081)
Long-term Federal Home Loan Bank and other borrowings:
Additions	445	––
Payments	(797)	(375)
Issuance of subordinated notes payable to trust	172	60
Dividends paid to parent company	(35)	(135)
Redemption of preferred stock issued by subsidiaries	(305)	––
Other	––	3

	(305)	(1,441)

Net increase (decrease) in cash and cash equivalents	(175)	(137)
Cash and cash equivalents at beginning of period	372	431

Cash and cash equivalents at end of period	$197	$294

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
     We are in the final stages of developing the infrastructure within the financial services and real estate segments to facilitate their transformation into stand-alone public companies.
     As a result of the transformation, certain debt agreements, leases, guarantees, and other contracts and agreements required amendment or renegotiation. We have made substantial progress in amending or renegotiating those contracts and agreements that were affected. We do not believe that changes to the remaining agreements will be significant.
     On October 31, 2007, we completed the sale of 1.55 million acres of timberland for $2.38 billion to an investment entity affiliated with The Campbell Group, LLC and recognized a gain of about $2.1 billion. The acreage included in the sale consisted of 1.38 million acres of land owned in fee and leases covering 175,000 acres. The total consideration consisted almost entirely of notes bearing interest at the London Interbank Offering Rate plus a margin with interest payments due quarterly and principal due in 2027. In fourth quarter 2007, we expect to pledge the notes as collateral for a $2.14 billion non-recourse loan payable in 2027. The loan proceeds, after payment of the timberland transaction costs of about $25 million and related current taxes, are anticipated to be approximately $1.8 billion. We expect to use the majority of these proceeds to pay a special dividend, which is currently estimated to be approximately $1.1 billion, or $10.25 per share, to our common stockholders. The remaining approximately $700 million of the cash proceeds will be used to reduce debt. We also entered into a 20-year fiber supply agreement for

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
pulpwood and a 12-year fiber supply agreement for sawtimber, the terms of which are both subject to extension. Fiber will be purchased at market prices.
     We expect to complete the remaining transformation activities by year-end 2007. As a result, we will report our financial services and real estate segments as discontinued operations in our year-end 2007 financial statements.
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
     Statement of Financial Accounting Standard (SFAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plan – We transitioned to a year-end measurement date for valuing plan assets and obligations for our defined benefit and postretirement benefit plans. Previously we used a measurement date of September 30, as allowed by SFAS No. 87, Employers’ Accounting for Pensions. Upon transition, we reduced 2007 beginning shareholders’ equity by $5 million, representing the net periodic benefit cost of the three-month period from the last measurement date to year-end 2006, net of tax, and increased liability for pension benefits.
     FASB Staff Position No. AUG AIR-1, Accounting for Planned Major Maintenance Activities – Upon adoption at the beginning of 2007, we elected the expense as incurred accounting method for planned major maintenance. We had previously used the acceptable practice of allocating the costs over the interim periods within the year in which they were incurred in accordance with Accounting Principles Board Opinion No.28, Interim Financial Reporting. As a result, the retrospective application of this new pronouncement has no effect on our 2006 annual earnings or financial position. A summary of the quarterly effect of the 2006 retrospective application follows:

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

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
Note 4 – Employee Benefit Plans
     Defined benefits and postretirement benefits expense consists of:

	Defined Benefits						Postretirement
	Qualified		Supplemental		Total		Benefits
	2007	2006	2007	2006	2007	2006	2007	2006
			(In millions)				(In millions)
For Third Quarter:
Service costs – benefits earned in the period	$6	$7	$1	$––	$7	$7	$––	$1
Interest cost on projected benefit obligation	19	17	1	1	20	18	2	2
Expected return on plan assets	(21)	(20)	––	––	(21)	(20)	––	––
Amortization of prior service costs	––	1	––	––	––	1	––	(1)
Amortization of actuarial net loss	2	5	1	1	3	6	––	––

	$6	$10	$3	$2	$9	$12	$2	$2

For First Nine Months:
Service costs – benefits earned in the period	$20	$21	$1	$1	$21	$21	$––	$3
Interest cost on projected benefit obligation	57	53	2	––	59	54	6	6
Expected return on plan assets	(63)	(60)	––	––	(63)	(60)	––	––
Amortization of prior service costs	––	3	––	––	––	3	––	(3)
Amortization of actuarial net loss	8	15	3	3	11	18	––	––

	$22	$32	$6	$4	$28	$36	$6	$6

     In first nine months 2007, we made $45 million in voluntary, discretionary contributions to our qualified defined benefit plan, including $15 million in third quarter 2007.
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
     Share-based compensation expense consists of:

	Third Quarter		First Nine Months
	2007	2006	2007	2006
	(In millions)
Restricted or performance units	$1	$6	$30	$19
Restricted stock	––	––	––	2
Stock options	2	2	11	11

Total pre-tax share-based compensation expense	$3	$8	$41	$32

     Fair value of restricted and performance units vary based on changes in share price during the period. Fair value of stock options are determined as of the date of grant using the Black-Scholes-Merton option-pricing model and do not change for subsequent changes in share price. The fair value of awards granted to retirement-eligible employees is expensed at the date of grant and totaled $5 million in first nine months 2007 and $7 million in first nine months 2006.

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
     Pre-tax share-based compensation expense is included in:

	Third Quarter		First Nine Months
	2007	2006	2007	2006
		(In millions)
Parent Company
Cost of sales	$1	$1	$6	$5
Selling	––	––	2	1
General and administrative	1	7	28	26

Total Parent Company	2	8	36	32
Financial Services	1	––	5	––

Total pre-tax share-based compensation expense	$3	$8	$41	$32

Note 6 – Earnings Per Share
     We computed earnings per share by dividing income by weighted average shares outstanding using the following:

	Third Quarter		First Nine Months
	2007	2006	2007	2006
		(In millions)
Weighted average common shares outstanding – basic	106.2	108.3	105.9	109.8
Dilutive effect of stock options	1.6	2.0	2.0	2.0

Weighted average shares outstanding – diluted	107.8	110.3	107.9	111.8

Note 7 – Comprehensive Income
     Comprehensive income consists of:

	Third Quarter		First Nine Months
	2007	2006	2007	2006
		(In millions)
Net income	$36	$95	$140	$365
Other comprehensive income (loss), net of taxes:
Unrealized gains (losses) on:
Available-for-sale securities	(13)	(1)	(14)	(1)
Derivative instruments	––	––	––	––
Foreign currency translation adjustments	(1)	3	––	(4)
Defined benefit plans	3	––	9	(1)

Other comprehensive income (loss)	(11)	2	(5)	(6)

Comprehensive income	$25	$97	$135	$359

     At third quarter-end 2007, our securities portfolio has an amortized cost of $5.84 billion and a fair value of $5.74 billion. We have no plans to sell any of our held-to-maturity securities.
     At third quarter-end 2007, the fair value of our interest-rate derivative instruments was a $1 million liability, which is about equally distributed between an interest-rate swap designated as a hedge of interest cash flows anticipated from specific borrowings and an interest-rate swap we did not designate as a hedge. Changes in the fair value of the derivative instruments were not significant in first nine months 2007. These instruments expire in December 2008.

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
Note 8 – Contingencies
     A total of four class action claims in California state court have been filed against the Company alleging violations of that state’s on-duty meal break laws. In second quarter 2007, we reached agreements to settle two of these cases, both of which have been approved by the courts in which these cases are pending. However, following one of the settlements a new case regarding the same plant and class in one of the settled cases was filed regarding an extended statute of limitations period as a result of a recent California Supreme Court decision. We are currently defending the remaining active cases and are pursuing reasonable settlements. We continue to defend these lawsuits and have established reserves that we believe are adequate.
     On July 5, 2007, a class was certified in an action pending in Orange County, California Superior Court alleging a subsidiary violated that state’s laws related to the time in which a mortgage company is required to file a release of lien following payment of a mortgage on residential real estate. We exited the mortgage loan servicing business in late 2004. The court recently granted our motion to dismiss this case, which the plaintiff may appeal. We believe our reserves established for this matter are adequate.
     As previously disclosed, we are defending a pending antitrust action. In August 2007, we participated in a second mediation to discuss possible settlement of the remaining claims, which was not productive. In addition, in August 2007 the court granted our motion for summary judgment as to some matters, but denied our motion for summary judgment as to other matters. Following the court’s actions on our motion, plaintiffs’ claim for damages is approximately $285 million. Trial of this case is now set for March 4, 2008. We maintain a reserve for this matter of $13 million. While this reserve remains below the amounts for which some defendants have settled their cases, in light of our view of the different facts of our case compared with other settling defendants, the settlements we have negotiated throughout this case, and our evaluation of the litigation risk, we believe our reserve for this matter is appropriate.
     We are continuing to work with environmental consultants and the Louisiana Department of Environmental Quality on our final plan to remediate and prevent leakage of the contaminated water discovered in a manhole adjacent to our facilities in Bogalusa, Louisiana consisting of one of our linerboard mills and our chemical operation. Our chemical operation was held-for-sale and its results are included in discontinued operations. In 2006, we established a reserve of $4 million related to remediation and estimated that our capital costs would be $6 million in connection with this project. In third quarter 2007, we estimated our capital costs to be $8 million. Due to the sale of our chemical operation in third quarter 2007 and no future benefit associated with these capital costs, we no longer consider this $8 million to be a capital cost and have increased our reserve for remediation costs by the $8 million. We allocated $2 million of this cost to continuing operations and $6 million to discontinued operations, based on the processes, products and waste disposal generated at the two facilities located on the property.
     We are involved in various other legal proceedings that arise from time to time in the ordinary course of doing business. In addition, liabilities in connection with environmental remediation arise from time to time in the ordinary course of doing business. We believe we have established adequate reserves for any probable losses related to these legal proceedings and environmental remediation issues. We do not expect that the eventual outcome of any or all of these matters would have a significant adverse effect on our financial position, long-term results of operations, or cash flows. It is possible that charges related to these matters could be significant to our results of operations or cash flows in any one accounting period.
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

					Expenses Not
					Allocated to
	Corrugated	Forest	Real	Financial	Segments and
	Packaging	Products	Estate	Services	Eliminations		Total
	(In millions)
For Third Quarter 2007
Revenues from external customers	$748	$223	$33	$295	$—		$1,299
Depreciation and amortization	35	14	1	7	5		62
Segment operating income or income (loss) before taxes	70	21	10	37	(62	)(a)	76
Financial services, net interest income	—	—	—	99	—		99
Capital expenditures and reforestation	40	14	1	6	3		64

For First Nine Months 2007 or at Third Quarter-End 2007
Revenues from external customers	$2,288	$718	$106	$866	$—		$3,978
Depreciation and amortization	107	46	2	22	12		189
Segment operating income or income (loss) before taxes	212	92	32	134	(228	)(a)	242
Financial services, net interest income	—	—	—	289	—		289
Total assets	2,242	982	624	16,484	360		20,692
Investment in equity method investees and joint ventures	13	22	100	—	—		135
Capital expenditures and reforestation	99	40	2	29	11		181
Goodwill	236	129	—	144	—		509

For Third Quarter 2006
Revenues from external customers	$746	$310	$59	$294	$—		$1,409
Depreciation and amortization	39	15	1	7	3		65
Segment operating income or income (loss) before taxes	73	83	15	58	(76	)(a)	153
Financial services, net interest income	—	—	—	100	—		100
Capital expenditures and reforestation	30	18	1	13	14		76

For First Nine Months 2006 or at Third Quarter-End 2006
Revenues from external customers	$2,225	$984	$141	$876	$—		$4,226
Depreciation and amortization	116	43	2	21	10		192
Segment operating income or income (loss) before taxes	183	266	50	169	(136	)(a)	532
Financial services, net interest income	—	—	—	311	—		311
Total assets	2,298	1,020	502	16,321	376		20,517
Investment in equity method investees and joint ventures	10	23	77	—	—		110
Capital expenditures and reforestation	77	44	1	34	20		176
Goodwill	236	129	—	141	—		506

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

(a)	Expenses not allocated to segments consist of:

	Third Quarter		First Nine Months
	2007	2006	2007	2006
		(In millions)
General and administrative	$(23)	$(28)	$(75)	$(77)
Share-based compensation	(3)	(8)	(41)	(32)
Other operating income (expense)	(6)	(10)	(21)	(21)
Other non-operating income (expense)	1	1	2	92
Parent company interest	(31)	(31)	(93)	(98)

	$(62)	$(76)	$(228)	$(136)

Other operating income (expense) applies to:
Corrugated packaging	$(4)	$(4)	$(14)	$(8)
Forest products	––	––	8	1
Real estate	––	––	––	––
Financial services	––	(2)	(5)	(12)
Unallocated	(2)	(4)	(10)	(2)

	$(6)	$(10)	$(21)	$(21)

Note 10 – Real Estate
     Our real estate consists of:

	Third
	Quarter-	Year-End
	End 2007	2006
	(In millions)
Entitled, developed, and under development land	$334	$255
Land held for investment or future development	155	142
Investment in real estate ventures	100	90
Income producing properties, net of accumulated depreciation	24	25

	$613	$512

     In first nine months 2007, we invested $45 million in six new projects, which represent over 2,700 acres. In first nine months 2007, we sold 73 acres of commercial real estate and recognized a gain of $14 million. In first nine months 2006, we sold 131 acres of undeveloped commercial real estate and recognized a gain of $14 million.
     In third quarter 2007, we entered into agreements to facilitate third-party construction and ownership of a resort hotel, spa and golf facilities at our Cibolo Canyons mixed-use development near San Antonio, Texas.  Under the agreements, we transferred to the third-party owners about 700 acres of undeveloped land with a carrying value of about $8 million, and we agreed to transfer to them about $38 million ($10 million by year-end 2007, of which $6 million has been funded; $18 million in 2008-9; and $10 million in 2010-11).  In exchange, the third-party owners assigned to us certain rights under an Economic Development Agreement, including the right to receive hotel occupancy and sales taxes generated within the resort through 2034.  In addition, the construction of the resort hotel and golf facilities will satisfy a condition to our right to obtain reimbursement of certain infrastructure costs under an Ad Valorem Tax and Non Resort Sales and Use Tax Public Improvement Financing Agreement between us and a special purpose improvement district.  Our cost associated with this project is included in our entitled, developed, and under development land.  Any hotel occupancy and sales taxes collected will be applied to reduce our cost in the project until there are no uncertainties as to recoverability.  For income tax purposes this transaction has been accounted for as a sale and a deferred tax asset has been recorded for the tax on the related gain.
     At third quarter-end 2007, we had ownership interests ranging from 25 to 50 percent in 15 real estate ventures that we account for using the equity method. Our investment in these real estate ventures is included in real estate and our equity in their earnings is included in segment operating income. We provide development services for some of these ventures for which we receive a fee. We have not recognized significant fees for these services.

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
     Combined summarized financial information for these real estate ventures follows:

	Third	Year-
	Quarter-	End
	End 2007	2006
	(In millions)
Real estate	$242	$186
Total assets	299	281
Borrowings, principally non-recourse	69	66
Total liabilities	92	84
Equity	207	197

Our investment in real estate ventures:
Our share of their equity	$108	$97
Unrecognized deferred gain(a)	(8)	(7)

Investment in real estate ventures	$100	$90

(a)	We recognize the deferred gain from our sale of real estate to the venture as the venture sells the real estate to third parties.

	Third Quarter		First Nine Months
	2007	2006	2007	2006
		(In millions)
Revenues	$7	$32	$23	$107
Earnings	1	3	6	30
Our equity in their earnings	1	2	4	15
     In first nine months 2007, we invested $11 million in real estate ventures and received $3 million in return of capital distributions, which are classified as investing activities for cash flow purposes. Our equity in earnings reflects our ownership interests ranging from 25 to 50 percent, excluding venture losses that exceed our investment.
     In first nine months 2006, we eliminated our historic one-month lag in accounting for our investment in our two largest real estate ventures as financial information became available more timely. The result was to increase our equity in their earnings in first nine months 2006 by about $1 million.
Note 11 – Assets Held-For-Sale
     At third quarter-end 2007, the carrying value of our assets held-for-sale was $309 million including $305 million of timber and timberland located in Texas, Louisiana, Georgia, and Alabama, and related property and equipment of $4 million. As discussed in Note 2, on October 31, 2007 we completed the sale of these assets.

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
Note 12 – Other Operating Income (Expense)

	Third Quarter		First Nine Months
	2007	2006	2007	2006
		(In millions)
Equity in earnings of manufacturing joint ventures	$2	$4	$4	$10
Equity in earnings of real estate ventures	1	2	4	15
Closure and sale of converting and production facilities	(1)	(4)	(1)	(5)
Litigation	––	(4)	(10)	(4)
Transformation plan legal and other advisory fees	(2)	––	(10)	––
Gain on sale of non-strategic timber leases	––	––	8	––
Other	(4)	(3)	(5)	(3)

	$(4)	$(5)	$(10)	$13

     Activity for first nine months 2007 within our accruals for exit costs follows:

	Beginning		Cash	End of
	of Period	Additions	Payments	Period
	(In millions)
Involuntary employee terminations	$1	$––	$(1)	$––
Demolition and environmental remediation	8	1	(6)	3

	$9	$1	$(7)	$3

Note 13 – Preferred Stock Issued by Subsidiaries and Subordinated Notes Payable to Trust
     In 2007 we redeemed our $305 million of preferred stock issued by financial services subsidiaries. Funds for these redemptions were provided through the issuances by financial services of $314 million of subordinated notes payable to trust.
Note 14 – Discontinued Operations
     On August 31, 2007 we completed the sale of the chemical operation obtained with the acquisition of Gaylord Container Corporation. We received cash proceeds of $1 million and recognized a pre-tax loss of $6 million on the sale. Assets of this operation were previously reported as assets held-for-sale.
     In third quarter 2007, we recorded a charge of $6 million for remediation of environmental matters at the chemical operation property site. (See Note 8). Revenues from discontinued operations were $3 million in third quarter 2007, $5 million in third quarter 2006, $14 million in first nine months 2007, and $18 million in first nine months 2006.

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
Note 15 – Income Taxes
     Our effective tax rate was 42 percent in third quarter 2007 and 39 percent in first nine months 2007. Non-deductible expenses related to our transformation activities increased our effective tax rate by three percent in third quarter 2007 and one percent in first nine months 2007. The rate in first nine months 2007 also reflects a one-time tax benefit of one percent resulting from the Texas tax legislation enacted in May 2007.
     Our effective tax rate was 38 percent in third quarter 2006 and 31 percent in first nine months 2006. The 2006 rates reflect a benefit of one percent related to the reduction of previously provided accruals resulting from the settlement of tax exempt bond audits in third quarter 2006 and six percent in first nine months 2006 resulting from the settlement of tax litigation, settlement related to tax-exempt bond audits and the new State of Texas tax legislation.

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

Accounting Policies
Critical Accounting Estimates
     In first nine months 2007, there were no changes in our critical accounting estimates from those we disclosed in our Annual Report on Form 10-K for 2006.
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
     We are in the final stages of developing the infrastructure within the financial services and real estate segments to facilitate their transformation into stand-alone public companies.
     As a result of the transformation, certain debt agreements, leases, guarantees, and other contracts and agreements required amendment or renegotiation. We have made substantial progress in amending or renegotiating those contracts and agreements that were affected. We do not believe that changes to the remaining agreements will be significant.
     On October 31, 2007, we completed the sale of 1.55 million acres of timberland for $2.38 billion to an investment entity affiliated with The Campbell Group, LLC and recognized a gain of about $2.1 billion. The acreage included in the sale consisted of 1.38 million acres of land owned in fee and leases covering 175,000 acres. The total consideration consisted almost entirely of notes bearing interest at the London Interbank Offering Rate plus a margin with interest payments due quarterly and principal due in 2027. In fourth quarter 2007, we expect to pledge the notes as collateral for a $2.14 billion non-recourse loan payable in 2027. The loan proceeds, after payment of the timberland transaction costs of about $25 million and related current taxes, are anticipated to be approximately $1.8 billion. We expect to use the majority of these proceeds to pay a special dividend, which is currently estimated to be approximately $1.1 billion, or $10.25 per share, to our common stockholders. The remaining approximately $700 million of the cash proceeds will be used to reduce debt. We also entered into a 20-year fiber supply agreement for pulpwood and a 12-year fiber supply agreement for sawtimber, the terms of which are both subject to extension. Fiber will be purchased at market prices.
     We currently estimate that the cost of our remaining transformation activities, which includes investment banker fees, attorney fees, other professional fees, change of control payments, and other employee related costs will be $80 million to $100 million, of which we anticipate that $25 million to $30 million will not be deductible for income tax purposes.
     We expect to complete the remaining transformation activities by year-end 2007.

Results of Operations for Third Quarter 2007 and 2006
Summary
     We manage our operations through four business segments: corrugated packaging, forest products, real estate, and financial services. A summary of the results of operations by business segment follows:

	Third Quarter		First Nine Months
	2007	2006	2007	2006
		(In millions, except per share)
Revenues
Corrugated packaging	$748	$746	$2,288	$2,225
Forest products	223	310	718	984
Real estate	33	59	106	141
Financial services	295	294	866	876

Total revenues	$1,299	$1,409	$3,978	$4,226

Segment Operating Income
Corrugated packaging	$70	$73	$212	$183
Forest products	21	83	92	266
Real estate	10	15	32	50
Financial services	37	58	134	169

Total segment operating income	138	229	470	668
Expenses not allocated to segments
General and administrative	(23)	(28)	(75)	(77)
Share-based compensation	(3)	(8)	(41)	(32)
Other operating income (expense)	(6)	(10)	(21)	(21)
Other non-operating income (expense)	1	1	2	92
Parent company interest	(31)	(31)	(93)	(98)

Income before income taxes	76	153	242	532
Income taxes	(32)	(58)	(94)	(167)

Income from continuing operations	44	95	148	365
Discontinued operations	(8)	—	(8)	—

Net income	$36	$95	$140	$365

Average diluted shares outstanding	107.8	110.3	107.9	111.8

Income from continuing operations, per diluted share	$0.33	$0.86	$1.30	$3.26

ROI, annualized			10.0%	16.0%
     In first nine months 2007, significant items affecting income from continuing operations included:
•	We experienced higher prices for our corrugated packaging products.

•	While we continue to see the benefit in our corrugated manufacturing operations from our initiatives to lower costs, improve asset utilization, and increase operating efficiencies, the cost of recycled fiber used at our containerboard mills offset some of the benefits.

•	We experienced lower pricing and volumes for our forest products, principally lumber and gypsum wallboard resulting from the overall slowdown in the housing industry.

•	We recognized an $8 million gain on sale of non-strategic timber leases.

•	Our real estate operations experienced a decline in lot sales resulting from the overall slowdown in the housing industry.

•	Real estate operations benefited from a $14 million gain on the sale of land held for commercial use.

•	Our financial services operations experienced a $22 million decrease in net interest income, primarily due to a decrease in earning assets in the early part of 2007, offset in part by a reduction in noninterest expense.

•	Our financial services operations recorded credit loss provisions of $17 million related principally to homebuilder and mortgage finance related commercial loans.

•	We increased litigation reserves by $15 million as a result of a recent California Supreme Court decision and charges related to the mortgage business we exited.

•	We incurred $10 million of costs associated with our transformation plan, primarily legal and other advisory fees, most of which is not deductible for income tax purposes.
     In addition to the above items that affected continuing operations, we completed the sale of equipment and working capital associated with the chemical operation that was obtained with the acquisition of Gaylord Container Corporation and recorded a charge for remediation of groundwater located at the chemical operation property site. The loss on the sale and the remediation charge totaled $12 million, pre-tax, and were recorded in discontinued operations.
     In first nine months 2006, significant items affecting income from continuing operations included:
•	We experienced improved markets for our corrugated packaging and forest products, principally gypsum wallboard and particleboard, and we benefited from the acquisition of our partner’s 50 percent interest in Standard Gypsum LP.

•	While we continued to see the benefit in our corrugated manufacturing operations from our initiatives to lower costs, improve asset utilization and increase operating efficiencies, costs, principally energy and freight, offset some of the benefit.

•	Real estate operations benefited from a $14 million gain on sale of land held for commercial use.

•	Financial services operations were affected by lower average earning assets and a change in the mix of earning assets.

•	Actions taken to lower costs in our financial services operation associated with the elimination of our wholesale mortgage and asset-based lending operations resulted in charges of $6 million and goodwill impairment of $6 million.

•	We recognized an $89 million net pre-tax gain resulting from a tax litigation settlement, most of which was non-taxable.
     Our operations are affected to varying degrees by supply and demand factors and economic conditions including changes in energy costs, wood and fiber costs, interest rates, new housing starts, home repair and remodeling activities, loan collateral values (particularly real estate) and the strength of the U.S. dollar. Given the commodity nature of our manufactured products, we have little control over market pricing or market demand.
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

     A summary of our corrugated packaging results follows:

	Third Quarter		First Nine Months
	2007	2006	2007	2006
		(Dollars in millions)
Revenues	$748	$746	$2,288	$2,225
Costs and expenses	(678)	(673)	(2,076)	(2,042)

Segment operating income	$70	$73	$212	$183

Segment ROI			14.0%	11.9%
     Fluctuations in corrugated packaging pricing, which includes freight and is net of discounts, and shipments are set forth below:

	Third Quarter 2007	First Nine Months
	versus Third	2007 versus First
	Quarter 2006	Nine Months 2006
	Increase (Decrease)
Corrugated packaging
Average prices	(1)%	3%
Shipments, average week	1%	(2)%
Industry shipments, average week (a)	(2)%	(2)%

Linerboard
Average prices	—%	7%
Shipments, in thousands of tons	(3)	66

(a)	Source: Fibre Box Association
     Corrugated packaging shipments declined in first nine months 2007 primarily due to the sale of Performance Sheets (sheet feeder plant in City of Industry, California) in August 2006.
     Compared with second quarter 2007, average corrugated packaging prices were down one percent and actual shipments were down three percent, principally due to normal seasonal fluctuations, while average linerboard prices were up two percent and shipments were down 9,000 tons.
     Costs and expenses were up one percent in third quarter 2007 compared with third quarter 2006 and up two percent in first nine months 2007 compared with first nine months 2006. Higher prices for wood and recycled fiber were partially offset by lower costs attributable to the sale of one converting facility and increased mill reliability and efficiency, which resulted in improved raw material yield and energy usage. We continue to evaluate additional opportunities to lower costs, improve asset utilization, and increase operating efficiencies. In first nine months 2007, we recognized $4 million in business interruption insurance proceeds related to an equipment outage at one of our mills that occurred in 2006.

     Fluctuations in our significant cost and expense components included:

	Third Quarter 2007	First Nine Months
	versus Third	2007 versus First
	Quarter 2006	Nine Months 2006
	Increase (Decrease)
	(In millions)
Wood fiber	$3	$9
Recycled fiber	17	54
Freight	3	—
Energy, principally natural gas	—	(3)
Depreciation	(4)	(9)
Pension and postretirement	(3)	(9)
     The costs of our outside purchases of wood and recycled fiber, energy, and freight fluctuate based on the market prices we pay for these commodities. It is likely that these costs will continue to fluctuate into 2008.
     Information about our converting facilities and mills follows:

	Third Quarter		First Nine Months
	2007	2006	2007	2006
Number of converting facilities (at quarter-end)	64	64	64	64
Mill capacity, in thousand tons	900	892	2,700	2,675
Mill production, in thousand tons	909	890	2,712	2,662
Percent mill production used internally	93%	92%	91%	93%
Percent of total fiber requirements sourced from recycled fiber	36%	34%	37%	34%
Corrugating medium purchases from our Premier Boxboard Limited
LLC joint venture, in thousand tons	7	28	42	65
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
     As part of our transformation plan we sold our strategic timberland on October 31, 2007. As a result, the operations of our forest products segment will be significantly affected. Our costs will increase as we purchase fiber for our operations from third parties and our revenues will be negatively affected by the loss of fiber sales and hunting and recreational lease revenues.
     A summary of our forest products results follows:

	Third Quarter		First Nine Months
	2007	2006	2007	2006
		(Dollars in millions)
Revenues	$223	$310	$718	$984
Costs and expenses	(202)	(227)	(626)	(718)

Segment operating income	$21	$83	$92	$266

Segment ROI			13.3%	36.0%

     Fluctuations in product pricing, which includes freight and is net of discounts, and shipments are set forth below:

	Third Quarter 2007	First Nine Months
	versus Third	2007 versus First
	Quarter 2006	Nine Months 2006
	Increase (Decrease)
Lumber:
Average prices	(1)%	(15)%
Shipments	4%	—%
Gypsum wallboard:
Average prices	(38)%	(24)%
Shipments	(19)%	(25)%
Particleboard:
Average prices	(8)%	5%
Shipments	(27)%	(19)%
MDF:
Average prices	(7)%	2%
Shipments	(9)%	(8)%
     Pricing for lumber and gypsum wallboard declined compared with first nine months 2006 and demand for all products continued to soften due to the slowdown in the housing industry. We expect this trend to continue well into 2008.
     Compared with second quarter 2007, average prices were flat for lumber, and down 13 percent for gypsum wallboard, and three percent for particleboard and MDF. Shipments were down three percent for lumber, 11 percent for gypsum wallboard and particleboard, and 14 percent for MDF.
     Hunting, recreational, and mineral lease income totaled $31 million in first nine months 2007 and $38 million in first nine months 2006. Mineral lease income is generally derived from lease and royalty interests and fluctuates based on changes in the market price for energy. The decrease is primarily due to lower lease bonus payments in 2007.
     Costs and expenses were down 11 percent in third quarter 2007 compared with third quarter 2006 and down 13 percent in first nine months 2007 compared with first nine months 2006. The decrease in cost is primarily attributable to lower volumes and workforce shift reductions at certain production plants.
     Fluctuations in our significant cost and expense components included:

	Third Quarter 2007	First Nine Months
	versus Third	2007 versus First
	Quarter 2006	Nine Months 2006
	Increase (Decrease)
	(In millions)
Wood fiber	$(7)	$(26)
Energy, principally natural gas	(9)	(26)
Freight	(3)	(10)
Chemical	(3)	(5)
Depreciation	(1)	3
     The costs of our outside purchases of fiber, energy, freight, and chemicals fluctuate based on the market prices we pay for these commodities. It is likely that these costs will continue to fluctuate into 2008.

     Information about our timber harvest and converting and manufacturing facilities follows:

	Third Quarter		First Nine Months
	2007	2006	2007	2006
Timber harvest, in million tons:
Sawtimber	0.7	0.7	1.9	1.9
Pulpwood	0.9	1.0	2.5	2.5

	1.6	1.7	4.4	4.4

Number of converting and manufacturing facilities (at quarter-end)	17	17	17	17
Average operating rates for all product lines excluding sold or closed facilities:
High	104%	99%	102%	108%
Low	47%	88%	59%	91%
Average	76%	92%	80%	97%
Gypsum facing paper purchases from our Premier Boxboard Limited LLC joint venture, in thousand tons	10	17	34	54
Percent of gypsum facing paper supplied by our Premier Boxboard Limited LLC joint venture			68%	77%
     Markets for our building products continue to be challenging. Production in our converting operations is being reduced to match demand for our products.
Real Estate
     We entitle and develop real estate that we own directly or participate in through ventures. Currently, we have projects in seven states and 11 markets encompassing about 235,000 acres, including 194,000 acres of higher and better use timberland located in Georgia, principally near Atlanta, and in Texas. Before year end, we will transfer an additional 138,000 acres of timberland to our real estate segment. We are creating the infrastructure and securing entitlements on these lands for single-family residential, commercial, mixed-use, and multi-family housing site development. Our real estate segment revenues are principally derived from the sale of developed and undeveloped real estate and to a lesser degree, from the sale of timber and operations of commercial income producing properties.
     A summary of our real estate results follows:

	Third Quarter		First Nine Months
	2007	2006	2007	2006
		(Dollars in millions)
Revenues	$33	$59	$106	$141
Costs and expenses	(24)	(46)	(78)	(106)
Our share of real estate ventures’ income	1	2	4	15

Segment operating income	$10	$15	$32	$50

Segment ROI			8.0%	16.2%
     Revenue for first nine months 2007 includes $23 million related to the sale of 73 acres of commercial real estate on which we recognized a gain of $14 million. Revenue for first nine months 2006 includes $39 million related to the sale of 131 acres of undeveloped commercial real estate on which we recognized a gain of $14 million. The decline in segment operating income is primarily due to a decrease in sales of land held for investment or future development, and a decrease in sales of residential real estate resulting from the overall decline in the housing industry. We expect these trends to continue through 2008.
     In third quarter 2007, we entered into agreements to facilitate third-party construction and ownership of a resort hotel, spa and golf facilities at our Cibolo Canyons mixed-use development near San Antonio, Texas. Under the agreements, we transferred to third-party owners about 700 acres of undeveloped land, and we agreed to transfer to them about $38 million ($10 million by year-end 2007, of which $6 million has been funded; $18 million in 2008-9; and $10 million in 2010-11). In exchange, the third-party owners assigned to us certain rights under an Economic

Development Agreement, including the right to receive hotel occupancy and sales taxes generated within the resort through 2034. In addition, the construction of the resort hotel and golf facilities will satisfy a condition to our right to obtain reimbursement of certain infrastructure costs under an Ad Valorem Tax and Non Resort Sales and Use Tax Public Improvement Financing Agreement between us and a special purpose improvement district.
     Beginning first quarter 2006, we eliminated our historic one-month lag in accounting for our investment in our two largest real estate ventures as financial information became available more timely. The one-time effect of eliminating this one-month lag was to increase our equity in their earnings in 2006 by about $1 million.
     Revenue consists of:

	Third Quarter		First Nine Months
	2007	2006	2007	2006
		(Dollars in millions)
Residential real estate	$7	$18	$41	$54
Lots sold	182	344	748	1,149

Commercial real estate	$14	$26	$32	$44
Acres sold	69	137	125	181

Land held for investment or future development	$5	$5	$13	$18
Acres sold	770	621	1,924	2,389

Income producing properties, timber and other	$7	$10	$20	$25

	$33	$59	$106	$141

     Information about our real estate projects and our real estate ventures follows:

	Third Quarter-End
	2007	2006
Owned and consolidated ventures:
Entitled, developed, and under development land
Number of projects	45	33
Residential lots remaining	19,968	11,784
Commercial acres remaining	868	637

Land held for investment or future development
Number of projects	22	21
Acres in entitlement process	25,890	26,150
Acres undeveloped	186,049	191,344

Ventures accounted for using the equity method:
Ventures’ lot sales (for first nine months)
Lots sold	533	1,418	(a)
Revenue per lot sold	$55,755	$53,737

Ventures’ entitled, developed, and under development land
Number of projects	22	22
Residential lots remaining	9,558	11,210
Commercial acres remaining	720	675

Ventures’ land held for investment or future development
Number of projects	2	1
Acres in entitlement process	860	620
Acres sold (for first nine months)	126	114
Acres undeveloped	6,258	6,480

(a)	The elimination of the previously discussed one-month reporting lag resulted in a one-time increase in the number of lots sold of 122 lots.
Financial Services
     We own a savings bank, Guaranty Bank, which includes an insurance agency subsidiary. Guaranty makes up the predominant amount of our financial services segment operating income, revenues, assets, and liabilities. In general, we gather funds from depositors, borrow money, and invest the resulting cash in loans and securities.
     A summary of our financial services results follows:

	Third Quarter		First Nine Months
	2007	2006	2007	2006
		(Dollars in millions)
Net interest income	$99	$100	$289	$311
Segment operating income (a)	37	58	134	169

Segment ROI			17.6%	22.2%

(a)	Segment operating income excludes share-based compensation, charges related to asset impairments and severance, and litigation charges related to the mortgage business we exited, all of which are reported in financial services’ summarized financial statements.

Net Interest Income and Earning Assets and Deposits
     Information about our net interest margin follows:

	Third Quarter				First Nine Months
	2007		2006		2007		2006
	Average	Yield/	Average	Yield/	Average	Yield/	Average	Yield/
	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
				(Dollars in millions)
Earning assets	$14,899	6.74%	$15,605	6.37%	$14,900	6.63%	$16,181	6.12%
Interest-bearing liabilities	13,819	(4.41)%	14,415	(4.13)%	13,804	(4.36)%	14,987	(3.84)%
Impact of noninterest-bearing funds		0.33%		0.31%		0.32%		0.28%

Net interest margin		2.66%		2.55%		2.59%		2.56%

     Net interest income in third quarter 2007 was similar to third quarter 2006, with net interest margin expansion offsetting the effect of decreases in earning assets resulting from a decrease in single-family mortgage loans and mortgage-backed securities. Our net interest margin expanded because of a decrease in the average balance of mortgage-backed securities, which have lower yields than loans, and unusually favorable rates on our short-term borrowings during the quarter. The rates we pay on our short-term borrowings typically approximate LIBOR, but were significantly below LIBOR during third quarter 2007 because of actions taken by the Federal Reserve. We expect our borrowing rates will trend toward typical levels in the future.
     As our portfolio is currently positioned, if interest rates remain relatively stable, it is likely that our net interest margin will remain near its current level. If interest rates change significantly, it is likely that our net interest margin will decline. Please read Part I, Item 3, Quantitative and Qualitative Disclosures About Market Risk, for further information.
     The following table summarizes the composition of our earning assets and deposits:

	Third Quarter-End
	2007	2006
	(Dollars in millions)
Residential housing assets:
Loans held for sale	$19	$29
Loans	5,402	6,521
Securities	6,045	5,875

	11,466	12,425
Other earning assets	4,299	3,227

Total earning assets	$15,765	$15,652

Residential housing assets as a percentage of earning assets	73%	79%

Noninterest-bearing deposit accounts	$724	$815
Interest-bearing deposit accounts	3,820	3,562
Certificates of deposit	4,830	4,911

Total deposits	$9,374	$9,288

     Residential housing assets were lower at third quarter-end 2007 compared with third quarter-end 2006, because payments on single-family mortgage loans exceeded new single-family mortgage loan production and purchases. New loan production was limited in 2006 and first nine months 2007 because we eliminated our wholesale mortgage production network in first quarter 2006. We have developed the systems to begin acquiring mortgage loans from some of our correspondent mortgage warehouse borrowers. In 2007, we began acquiring limited volumes of loans through this channel. The correspondent mortgage business is very competitive, and the current interest rate environment is not generally conducive to significant production of adjustable-rate mortgages, which we generally hold. As a result, we expect our single-family mortgage loans will continue to decrease throughout 2007. Current market liquidity conditions may result in opportunities to acquire loans, either through bulk purchases or establishing flow relationships that could result in significant loan acquisitions. We do not anticipate acquiring any sub-prime loans.
     As a result of liquidity conditions affecting pricing of mortgage-backed securities in third quarter 2007, we were able to purchase $1.1 billion in mortgage-backed securities at returns we consider acceptable. There may be additional opportunities to acquire mortgage-backed securities during the remainder of 2007. Prices for the higher rated securities that we acquire have begun to stabilize. Unless we are able to continue to find similar opportunities, our mortgage-backed securities will again begin to decrease.
     Our commercial loans outstanding increased in first nine months 2007, and we anticipate they will continue to increase throughout the remainder of 2007, partially offsetting decreases in single-family mortgage loans and mortgage-backed securities.
     A portion of our residential housing loans consists of adjustable-rate mortgages that have various monthly payment options, which we refer to as Option ARMs. These loans generally include the ability to select from fully amortizing payments, interest-only payments, and payments less than the interest accrual rate, which can result in negative amortization increasing the principal amount of the loan.
     At third quarter-end 2007, single-family mortgage loans included $499 million of Option ARMs compared with $677 million at year-end 2006. We recognized $2 million in third quarter 2007 and $5 million first nine months 2007 in interest income on loans from borrowers that elected negative amortization payment options. We also have $4.3 billion of securities that have Option ARMs as the underlying assets at third quarter-end 2007. Of these securities, $616 million were issued by U.S. Government Sponsored Enterprises (FNMA, FHLMC) and $3.7 billion are senior tranches issued by private issuer institutions.
     The current environment in the residential housing and credit markets has resulted in the devaluation of certain securities backed by mortgage assets. At third quarter-end 2007, our securities portfolio had an amortized cost of $5.84 billion and a fair value of $5.74 billion. We have no plans to sell any of our held-to-maturity securities.
     At third quarter-end 2007, all of the private issuer securities we own carried AAA ratings by two different nationally recognized securities rating organizations and none have been subsequently downgraded.
Asset Quality and Allowance for Credit Losses
     Various asset quality measures we monitor are:

	Third Quarter-End		Year-End
	2007	2006	2006
		(Dollars in millions)
Non-performing loans	$121	$27	$26
Foreclosed real estate	9	3	5

Non-performing assets	$130	$30	$31

Non-performing loans as a percentage of total loans	1.25%	0.27%	0.27%
Non-performing assets ratio	1.35%	0.31%	0.32%
Allowance for loan losses as a percentage of non-performing loans	75%	241%	253%
Allowance for loan losses as a percentage of total loans	0.94%	0.66%	0.68%
Net charge-offs as a percentage of average loans outstanding	—%	0.30%	0.10%

     The following table summarizes changes in the allowance for credit losses:

	Third Quarter		First Nine Months
	2007	2006	2007	2006
		(In millions)
Balance at beginning of period	$79	$78	$72	$81
Provision for credit losses	19	1	17	1
Net (charge-offs) recoveries	—	(8)	9	(11)

Balance at end of period	$98	$71	$98	$71

Allowance for credit losses:
Loan	$91	$64	$91	$64
Commitment-related	7	7	7	7

Combined allowance for credit losses	$98	$71	$98	$71

     Our non-performing loans increased in third quarter 2007 as a result of loans to two homebuilders that have experienced significant business challenges in the current market conditions. Both of these borrowers are in the process of liquidating the collateral pledged against our loans, and we believe we have adequately reserved for our probable loss. We also have $12 million in outstanding loans to two other homebuilders for which events subsequent to third quarter-end indicate the borrowers are likely to begin the process of liquidating the collateral pledged against our loans. In addition, we have $637 million in outstanding loans to local and regional homebuilders in California and $133 million in Florida of which $358 million in California and $41 million in Florida are secured by land and lots. Current conditions in these markets indicate the homebuilders will likely have to reduce prices to sell the collateral or may have protracted turnover periods. Because of these market conditions in California and Florida, some of these loans may become non-performing in the future.
     We do not originate or purchase sub-prime loans. At third quarter-end 2007, we had $2 million in mortgage warehouse loans ($43 million committed) with sub-prime loans pledged as collateral. Our obligations to fund additional advances under these commitments are subject to several conditions including a requirement that the borrower has pre-sold the loans and our approval of the underlying collateral. As a result of these limiting requirements and the current sub-prime market conditions, we do not expect to fund a substantial amount of additional advances under these commitments. In addition, we have a $52 million loan ($65 million committed) to an entity that issues, services and invests in credit-sensitive residential mortgage assets. Recently, this entity announced that it is experiencing liquidity challenges.
     In 2007, we recorded provisions for loan losses of $17 million, principally on the homebuilder loans mentioned above and on portions of the rest of our homebuilder portfolio. Over the last several years, our earnings benefited from favorable credit conditions. As a result of current difficulties in the housing industry and decreases in the availability of mortgage financing, it is likely that we will classify more loans as non-performing and recognize higher charge-offs and provisions for credit losses in future periods than we did over the last several years.
     In 2007, we realized net recoveries of $9 million related principally to three asset-based financing transactions that we had previously charged-off. We sold our asset-based lending operation in 2006, and we do not expect to receive significant future recoveries from asset-based borrowers.
Noninterest Income and Noninterest Expense
     Income from loan origination and sale of loans decreased $2 million for first nine months 2007 compared with 2006 primarily due to repositioning our mortgage origination activities. As a result of the repositioning, we do not anticipate significant single-family mortgage loan originations or sales in 2007.

Expenses Not Allocated to Segments
     Unallocated expenses represent expenses managed on a company-wide basis and include corporate general and administrative expense, share-based compensation, other operating and non-operating income (expense), and parent company interest expense.
     The decrease in share-based compensation for third quarter 2007 was principally due to the decrease in our share price, which impacted the value of our cash-based awards. Share-based compensation for first nine months 2007 was higher principally due to a higher share price compared to first nine months 2006. Based on our current expectations, it is likely that share-based compensation expense for 2007 will be in the range of $50 to $70 million. A significant portion of our share-based awards are cash-based awards, therefore changes in our share price during the period have a direct impact on our share-based compensation expense.
     Other operating (income) expense not allocated to business segments consists of:

	Third Quarter		First Nine Months
	2007	2006	2007	2006
		(In millions)
Transformation cost	$2	$—	$10	$—
Gain on sale of non-strategic timber leases	—	—	(8)	—
Closure of converting and production facilities and sale of non-strategic assets	1	4	1	5
Goodwill impairment and severance related to the sale of the asset-based lending operation	—	2	—	9
Litigation	—	4	15	4
Elimination of wholesale mortgage origination network	—	—	—	3
Environmental remediation	2	—	3	—
Other	1	—	—	—

Total	$6	$10	$21	$21

     We are in the final stages of designing a remediation plan with the Louisiana Department of Environmental Quality to remediate the groundwater and prevent leakage of the contaminated groundwater. One of our linerboard mills and our chemical operation are located on this property. Our chemical operation was held-for-sale and its results are included in discontinued operations. In 2006, we established a reserve of $4 million related to remediation and estimated that our capital costs would be $6 million in connection with this project. In third quarter 2007, we estimated our capital costs to be $8 million. Due to the sale of our chemical operation in third quarter 2007 and no future benefit associated with these anticipated capital costs, we no longer consider this $8 million to be a capital cost and have increased our reserves for remediation costs by the $8 million. We allocated $2 million of this cost to continuing operations and $6 million to discontinued operations, based on the processes, products and waste disposal generated at the two facilities located on the property.
     We are continuing our efforts to enhance return on investment by lowering costs, improving operating efficiencies and increasing asset utilization. As a result, we will continue to review operations that are unable to meet return objectives and determine appropriate courses of action, including possibly consolidating and closing converting facilities and selling under-performing assets.
     The change in parent company interest expense in first nine months 2007 was due to lower average levels of debt outstanding compared with the same period in 2006.
Income Taxes
     Our effective tax rate was 42 percent in third quarter 2007 and 39 percent in first nine months 2007. These tax rates are impacted by non-deductible expenses related to our transformation. The non-deductible expenses increased our effective tax rate by three percent in third quarter 2007 and one percent in first nine months 2007. A one-time tax benefit of one percent is also reflected in the first nine months 2007 resulting from Texas tax legislation enacted in May 2007.

     Our effective tax rate was 38 percent in third quarter 2006 and 31 percent first nine months 2006. The third quarter 2006 rate reflects a benefit of one percent related to the reduction of previously provided accruals resulting from the settlement of tax exempt bond audits. The rate for the first nine months 2006 reflects one-time tax benefits of six percent related to the settlement of tax litigation with the U.S. Government and one percent resulting from Texas tax legislation and tax exempt bond audits. Differences between the effective tax rate and the statutory rate are due to state income taxes, nondeductible items, and deferred taxes on unremitted foreign income.
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
Capital Resources and Liquidity for First Nine Months 2007
     We separately discuss our capital resources and liquidity for Temple-Inland and our manufacturing and real estate subsidiaries, which we refer to as the parent company, and our financial services subsidiaries to provide a clearer presentation of our different businesses and because almost all of the net assets invested in financial services are subject to regulatory rules and regulations including restrictions on the payment of dividends to the parent company.
Sources and Uses of Cash
     Consolidated cash from operations was $308 million in first nine months 2007 and $830 million in first nine months 2006. Consolidated cash from operations represents the sum of parent company and financial services cash from operations, less the dividends from financial services and other intercompany amounts, which are eliminated upon consolidation. In first nine months 2007, we received $35 million in dividends from financial services, and in first nine months 2006 we received $135 million in dividends from financial services.

Parent Company Sources and Uses of Cash

	First Nine Months
	2007	2006
	(In millions)
We received cash from:
Operations	$271	$387
Dividends from financial services (a)	35	135
Proceeds from tax litigation settlement, net	––	89
Real estate development expenditures, net of non-cash cost of sales	(75)	(29)
Working capital changes	(14)	(10)

From operations	217	572
Sale of assets and other	15	45
Exercise of options and related tax benefits	30	53
Borrowings, net	19	(41)

Total sources	281	629

We used cash to:
Return to shareholders through:
Dividends	(88)	(82)
Repurchase of common stock	(24)	(226)
Reinvest in the business through:
Capital expenditures	(152)	(142)
Acquisition, joint ventures, and other	(22)	(144)

Total uses	(286)	(594)

	(5)	35
Discontinued operations, net	8	––

Change in cash and cash equivalents	$3	$35

(a)	Dividends received from financial services are eliminated in the consolidated statements of cash flows.
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
     We issued 940,574 shares of common stock in first nine months 2007 and 1,666,395 shares in first nine months 2006 to employees exercising options. We paid cash dividends to shareholders of $0.84 per share in first nine months 2007 and $0.75 per share in first nine months 2006.
     We initiated no purchases under our share repurchase authorizations in first nine months 2007. In first quarter 2007 we settled $24 million of share purchases that were initiated in fourth quarter 2006. The maximum number of shares available to be purchased under our repurchase plans was 6.6 million shares at third quarter-end 2007.
     Capital expenditures and timberland reforestation and acquisition are expected to approximate $220 million to $240 million in 2007 or about 100 percent of expected 2007 depreciation and amortization. Most of the expected 2007 expenditures relate to initiatives to increase reliability and efficiency in our corrugated packaging operations.

Financial Services Sources and Uses of Cash

	First Nine Months
	2007	2006
	(In millions)
We received cash from:
Operations	$121	$143
Changes in loans held for sale and other	5	250

From operations	126	393
Net repayments on loans and securities	––	612
Sale of asset-based operations	––	303
Net redemption of Federal Home Loan Bank stock	48	31
Increase in deposits and borrowings	35	––

Total sources	209	1,339

We used cash to:
Pay dividends to the parent company (a)	(35)	(135)
Fund decreases in deposits and borrowings	––	(1,309)
Fund loans and securities purchases, net	(9)	––
Redeem preferred stock issued by subsidiaries	(305)	––
Reinvest in the business through capital expenditures, acquisitions and other	(35)	(32)

Total uses	(384)	(1,476)

Change in cash and cash equivalents	$(175)	$(137)

(a)	Dividends we pay to the parent company are eliminated in the consolidated statements of cash flows.
     Our principal operating cash requirements are for compensation, interest, and taxes. Changes in loans held for sale are subject to the timing of the origination and subsequent sale of the loans and the level of refinancing activity.
     The changes in deposits and borrowings and the amounts invested in loans and securities generally move in tandem because we use deposits and borrowings to fund our investments. In first nine months 2007, we used cash flow from operations and borrowings to redeem our preferred stock issued by subsidiaries and to purchase securities. In first nine months 2006, we used cash flow from the sale of loans held for sale and from principal payments on mortgage-backed securities to reduce our borrowings.
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

Parent Company Liquidity
     Our sources of short-term funding are our operating cash flows, dividends received from financial services, and borrowings under our existing accounts receivable securitization facility and committed credit agreements. At third quarter-end 2007, we had $867 million in unused borrowing capacity under our credit agreements and accounts receivable securitization facility.

		Accounts
	Committed	Receivable
	Credit	Securitization
	Agreements	Facility	Total
	(In millions)
Committed	$850	$250	$1,100
Less: borrowings and commitments	(3)	(230)	(233)

Unused borrowing capacity at third quarter-end 2007	$847	$20	$867

     Our committed credit agreements include a $750 million revolving credit facility that expires in 2011. The remainder of our credit agreements expire in 2008 and 2010. Our accounts receivable securitization facility expires in 2009. Under the terms of our Senior Notes due 2016 and Senior Notes due 2018, the interest rate on the notes automatically adjusts if our long-term debt rating is decreased by Moody’s Investor Services, Inc. or Standard & Poor’s Ratings Services, a division of McGraw-Hill, Inc. The interest rate on these notes was increased 25 basis points during the quarter following a change in our long-term debt rating by Moody’s.
     In connection with our transformation plan, in early October 2007 our real estate segment received a commitment for a credit facility to be put into place prior to the spin off.  This new credit facility will allow the real estate operation to borrow up to $300 million, $150 million in a senior secured term loan and $150 million in a senior secured revolving credit facility.  This credit facility will fund the payoff of intercompany borrowings and provide future funding for real estate operations.  Additional terms of the facility are under negotiation.
     At third quarter-end 2007, the fair value of our interest rate derivative instruments was a $1 million liability. The interest rate instruments expire in December 2008. These instruments are non-exchange traded and are valued using either third-party resources or models.
     We lease our particleboard and MDF facilities in Mt. Jewett, Pennsylvania, under an operating lease that expires in 2019. As required by the lease agreement, we provided an $11 million letter of credit to support a portion of our obligations when our long-term debt was rated below investment grade by one of the rating agencies in third quarter 2007.
Financial Services Liquidity
     Our sources of short-term funding are our operating cash flows, new deposits, borrowings under our existing agreements and, if necessary, sales of assets. Assets that can be readily converted to cash, or against which we can readily borrow, include short-term investments, loans, mortgage loans held for sale, and securities. At third quarter-end 2007, we had available liquidity of $4.0 billion.
     In 2007 we redeemed all of the preferred stock issued by subsidiaries with the proceeds from subordinated notes payable to trust.

Contractual Obligations and Off-Balance Sheet Arrangements
Parent Company
     At third quarter-end 2007, there were no significant changes in parent company contractual obligations and off-balance sheet arrangements from that disclosed in our Annual Report on Form 10-K for the year 2006 except for the following:
     In third quarter 2007, our real estate segment entered into agreements to facilitate third-party construction and ownership of a resort hotel, spa and golf facilities at our Cibolo Canyons mixed-use development near San Antonio, Texas. Under these agreements, we transferred to third-party owners about 700 acres of undeveloped land, and we agreed to transfer to them about $38 million ($10 million by year-end 2007, of which about $6 million has been funded; $18 million in 2008-9; and $10 million in 2010-11). To support our commitment, we currently have outstanding guarantees or letters of credit totaling $24 million. Prior to the spin-off of our real estate segment, any unfunded guarantees or letters of credit will be replaced with letters of credit issued under a credit facility of the new real estate company.
     In exchange, the third-party owners assigned to us certain rights under an Economic Development Agreement, including the right to receive hotel occupancy and sales taxes generated within the resort. In addition, the construction of the resort hotel and golf facilities will satisfy a condition to our right to obtain reimbursement of certain infrastructure costs under an Ad Valorem Tax and Non Resort Sales and Use Tax Public Improvement Financing Agreement between us and a special purpose improvement district.
Financial Services
     A comparison of our third quarter-end 2007 unfunded loan commitments with those disclosed in our Annual Report on Form 10-K for 2006 follows:

	Third
	Quarter-End	Year-End
	2007	2006
	(In millions)
Single-family mortgage loans	$95	$91
Unused lines of credit	1,997	2,109
Unfunded portion of credit commitments	4,441	4,421
Commitments to originate commercial loans	627	655
Letters of credit	350	386

	$7,510	$7,662

Capital Adequacy and Other Regulatory Matters
     At third quarter-end 2007, Guaranty met or exceeded all applicable regulatory capital requirements. We expect to maintain Guaranty’s capital at a level that exceeds the minimum required for designation as “well capitalized” under the capital adequacy regulations of the Office of Thrift Supervision (OTS). From time to time, the parent company may make capital contributions to or receive dividends from Guaranty.
     Selected regulatory capital data for Guaranty and its consolidated subsidiaries follows:

		Regulatory	For Categorization as
	Actual	Minimum	“Well Capitalized”
Regulatory capital ratios:
Tangible capital	7.79%	≥2.00%	N/A
Leverage capital	7.79%	≥4.00%	≥5.00%
Risk-based capital	10.68%	≥8.00%	≥10.00%

     In 2007, Guaranty redeemed $305 million of outstanding preferred stock issued by subsidiaries, which qualified as regulatory capital up to a maximum of 25 percent of regulatory capital. Funds for these redemptions were provided through the issuance by financial services of $314 million of subordinated notes payable to trust. We obtained OTS approval to include similar amounts of our subordinated notes payable to trust in regulatory capital subject to the same limitations as our preferred stock issued by subsidiaries.
Pension and Postretirement Matters
     We made voluntary, discretionary contributions of $45 million to our defined benefit pension plan in first nine months 2007, and it is likely that we will make additional voluntary, discretionary contributions in the fourth quarter of 2007 of $15 million. Over the past several years we have made cash contributions into the plan in excess of amounts required.
     We are transitioning to a more matched position between our pension assets and pension liabilities in our qualified defined benefit pension plan. This action is expected to reduce the volatility of our funding requirements and the pension expense related to the plan. We anticipate completing this transition by year-end 2007.
Energy
     Energy costs were $217 million in first nine months 2007 compared with $247 million in first nine months 2006. Our energy costs fluctuate based on the market prices we pay for these commodities and on the amount and mix of the types of fuel we may use. We continue to reduce our dependency on natural gas. We hedge very little of our energy needs. It is likely that these costs will continue to fluctuate into 2008.
Litigation and Related Matters
     We are involved in various legal proceedings that arise from time to time in the ordinary course of doing business, and we believe that adequate reserves have been established for any probable losses. We do not believe that the outcome of any of these proceedings should have a material adverse effect on our financial position or long-term results of operations or cash flows. It is possible that charges related to these matters could be significant to results of operations or cash flows in any single accounting period.
     Since we filed our Quarterly Report on Form 10-Q for the period ended June 30, 2007, there have been no material developments in pending legal proceedings other than as disclosed in Part II, Item 1 of this report.

Calculation of Non-GAAP Financial Measure

	Parent	Corrugated	Forest	Real	Financial
	Company	Packaging	Products	Estate	Services
	(Dollars in millions)
First Nine Months 2007
Return:
Operating income or segment operating income determined in accordance with GAAP	$333 (a)	$212	$92	$32	$134
Adjustments for significant unusual items	––	N/A	N/A	N/A	N/A

	$333	$212	$92	$32	$134

Investment:
Beginning of year total assets, segment assets or investment in financial services determined in accordance with GAAP	$5,217	$2,284	$1,011	$544	$1,015
Adjustments:
Current liabilities (excluding current portion of long-term debt)	(554)	(271)	(87)	(11)	N/A
Assets held-for-sale	(20)	N/A	N/A	N/A	N/A
Municipal bonds related to capital leases included in other assets	(188)	N/A	N/A	N/A	N/A

	$4,455	$2,013	$924	$533	$1,015

ROI, annualized	10.0%	14.0%	13.3%	8.0%	17.6%

First Nine Months 2006
Return:
Operating income or segment operating income determined in accordance with GAAP	$538 (a)	$183	$266	$50	$169
Adjustments for significant unusual items	––	N/A	N/A	N/A	N/A

	$538	$183	$266	$50	$169

Investment:
Beginning of year total assets, segment assets or investment in financial services determined in accordance with GAAP	$5,001	$2,318	$866	$422	$1,017
Adjustments:
Current liabilities (excluding current portion of long-term debt)	(492)	(269)	(76)	(11)	N/A
Assets held-for-sale	(34)	N/A	N/A	N/A	N/A
Municipal bonds related to capital leases included in other assets	(188)	N/A	N/A	N/A	N/A
Acquisition of Standard Gypsum, LP in January 2006	196	N/A	196	N/A	N/A

	$4,483	$2,049	$986	$411	$1,017

ROI, annualized	16.0%	11.9%	36.0%	16.2%	22.2%

(a)	Net of expenses not allocated to segments of $137 million in 2007 and $130 million in 2006.
     ROI, annualized is not necessarily indicative of the ROI that may be expected for the entire year.

STATISTICAL AND OTHER DATA
Parent Company
Manufacturing
     Revenues and unit sales of our manufacturing activities, excluding joint venture operations follows:

	Third Quarter		First Nine Months
	2007	2006	2007	2006
	(Dollars in millions)
Revenues
Corrugated Packaging
Corrugated packaging	$717	$713	$2,178	$2,148
Linerboard	31	33	110	77

Total	$748	$746	$2,288	$2,225

Forest Products
Pine lumber	$64	$64	$190	$224
Gypsum wallboard	52	102	189	330
Particleboard	42	62	143	169
Medium density fiberboard	15	17	49	52
Fiberboard	13	16	41	59
Hunting, mineral, and recreational leases	12	10	31	38
Fiber and other	25	39	75	112

Total	$223	$310	$718	$984

Unit sales
Corrugated Packaging
Corrugated packaging, thousands of tons	839	829	2,535	2,582
Linerboard, thousands of tons	67	70	243	177

Total, thousands of tons	906	899	2,778	2,759

Forest Products
Pine lumber, million board feet	215	207	640	641
Gypsum wallboard, million square feet	368	453	1,164	1,553
Particleboard, million square feet	119	162	396	491
Medium density fiberboard, million square feet	32	35	106	115
Fiberboard, million square feet	75	89	228	297

Real Estate
     A summary of real estate projects in the entitlement process (a) at third quarter-end 2007 follows:

Project	County	Project Acres(b)
California
Hidden Creek Estates	Los Angeles	700
Terrace at Hidden Hills	Los Angeles	30

Georgia
Ball Ground	Cherokee	500
Burt Creek	Dawson	990
Cedar Creek Preserve	Coweta	200
Corinth Landing	Coweta	800
Crossing	Coweta	230
Fincher Road	Cherokee	950
Friendship Road	Cherokee	110
Garland Mountain	Cherokee/Bartow	350
Genesee	Coweta	750
Grove Park	Coweta	160
Jackson Park	Jackson	690
Lithia Springs	Haralson	260
Mill Creek	Coweta	780
Overlook	Cherokee	510
Pickens School	Pickens	420
Serenity	Carroll	400
Waleska	Cherokee	150
Wolf Creek	Carroll	12,180
Yellow Creek	Cherokee	1,100

Texas
Lake Houston	Harris/Liberty	3,630
Entrada(c)	Travis	240
Woodlake Village(c)	Montgomery	620

Total		26,750

(a)	A project is deemed to be in the entitlement process when customary steps necessary for the preparation and submittal of an application, like conducting pre-application meetings or similar discussions with governmental officials, have commenced, or an application has been filed. Projects listed may have significant steps remaining, and there is no assurance that entitlements ultimately will be received.

(b)	Project acres, which are the total for the project regardless of our ownership interest, are approximate. The actual number of acres entitled may vary.

(c)	We own a 50 percent interest in these projects.

     A summary of activity within our entitled,(a) developed, and under development projects at third quarter-end 2007 follows:

Residential Lots(c)	Commercial Acres(d)
Lots Sold	Acres Sold
Interest	Since	Lots	Since	Acres
Project	County	Owned(b)	Inception	Remaining	Inception	Remaining
Projects we own
Colorado
Buffalo Highlands	Weld	100%	––	645	––	––
Johnstown Farms	Weld	100%	115	699	––	––
Pinery West	Douglas	100%	––	––	––	115
Stonebraker	Weld	100%	––	600	––	––
Texas
Arrowhead Ranch	Hays	100%	––	232	––	5
Caruth Lakes	Rockwall	100%	245	629	––	––
Cibolo Canyons	Bexar	100%	464	1,285	64	81
Harbor Lakes	Hood	100%	196	256	––	14
Harbor Mist	Calhoun	100%	––	1,393	––	36
Hunter’s Crossing	Bastrop	100%	268	309	19	95
Katy Freeway	Harris	100%	––	––	38	––
La Conterra	Williamson	100%	––	509	––	60
Maxwell Creek	Collin	100%	580	443	––	––
Oak Creek Estates	Comal	100%	––	648	13	––
The Colony	Bastrop	100%	347	1,078	22	50
The Gables at North Hill	Collin	100%	193	89	––	––
The Preserve at Pecan Creek	Denton	100%	138	681	––	9
The Ridge at Ribelin Ranch	Travis	100%	––	––	161	40
Other projects (6)	Various	100%	2,173	125	68	33
Georgia
Towne West	Bartow	100%	––	2,550	––	121
Other projects (8)	Various	100%	––	1,485	––	40
Missouri and Utah
Other projects (3)	Various	100%	775	242	––	––

5,494	13,898	385	699

Projects in entities we consolidate
Texas
City Park	Harris	75%	754	557	50	115
Lantana	Denton	55	% (e)	329	2,021	––	––
Light Farms	Collin	65%	––	2,501	––	––
Timber Creek	Collin	88%	––	654	––	––
Other projects (5)	Various	Various	292	337	13	54

1,375	6,070	63	169

Total owned and consolidated	6,869	19,968	448	868

Projects in ventures that we account for using the equity method
Georgia
Seven Hills	Paulding	50%	620	460	26	––
The Georgian	Paulding	38%	285	1,100	––	––
Other projects (5)	Various	Various	1,844	187	3	––
Texas
Bar C Ranch	Tarrant	50%	173	1,008	––	––
Fannin Farms West	Tarrant	50%	224	219	––	––
Lantana	Denton	Various	(e)	1,755	93	2	78
Long Meadow Farms	Fort Bend	19%	594	1,590	24	186
Southern Trails	Brazoria	40%	232	830	––	––
Stonewall Estates	Bexar	25%	97	154	––	––
Summer Creek Ranch	Tarrant	50%	793	1,695	––	374
Summer Lakes	Fort Bend	50%	294	850	48	3
Village Park	Collin	50%	313	256	––	5
Waterford Park	Fort Bend	50%	––	493	––	37
Other projects (3)	Various	Various	278	251	––	37
Florida
Other projects (3)	Various	Various	473	372	––	––

Total in ventures	7,975	9,558	103	720

Combined Total	14,844	29,526	551	1,588

(a)	A project is deemed entitled when all major discretionary land-use approvals have been received. Some projects may require additional permits for development.

(b)	Interest owned reflects our net equity interest in the project, whether owned directly or indirectly. There are some projects that have multiple ownership structures within them. Accordingly, portions of these projects may appear as owned, consolidated, and/or accounted for on the equity method.

(c)	Lots are for the total project, regardless of our ownership interest.

(d)	Commercial acres are for the total project, regardless of our ownership interest, and are net developable acres, which may be fewer than the gross acres available in the project.

(e)	The Lantana project consists of a series of 21 partnerships in which our voting interests range from 25 percent to 55 percent. We account for eight of these partnerships using the equity method and we consolidate the remaining partnerships.

Financial Services
     Information about financial services loan portfolio follows:

	Third Quarter-End		Year-End
	2007	2006	2006
		(In millions)
Single-family mortgage	$1,783	$2,542	$2,323
Single-family mortgage warehouse	496	715	795
Single-family construction	1,785	2,001	1,782
Multifamily and senior housing	1,338	1,263	1,270

Total residential housing	5,402	6,521	6,170
Commercial real estate	1,647	1,047	1,227
Commercial and business	1,158	967	1,012
Energy lending	1,316	918	1,117
Consumer and other	129	146	156

Total loans	9,652	9,599	9,682
Less allowance for loan losses	(91)	(64)	(65)

Loans, net	$9,561	$9,535	$9,617

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
     Our current level of interest rate risk is primarily due to the lending and funding activities of our financial services segment and to a lesser degree to parent company variable-rate, long-term debt. The following table illustrates the estimated effect on our pre-tax income of immediate, parallel, and sustained shifts in interest rates for the next 12 months at third quarter-end 2007, with comparative year-end 2006 information. This estimate assumes that debt reductions from contractual payments will be replaced with short-term, variable-rate debt; however, that may not be the financing alternative we choose. This estimate also considers the effect of changing prepayment speeds, repricing characteristics, and average balances over the next 12 months.

	Increase (Decrease) in Income Before Taxes
	Third Quarter-End 2007		Year-End 2006
	Parent	Financial	Parent	Financial
	Company	Services	Company	Services
	(In millions)
Change in Interest Rates
+2%	$(4)	$(22)	$(2)	$(45)
+1%	(2)	(6)	(1)	(17)
-1%	2	(15)	1	(18)
-2%	4	(33)	2	(38)
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
     Our financial services segment is subject to interest rate risk to the extent interest-earning assets and interest-bearing liabilities repay or reprice at different times or in differing amounts or both. The change in our interest rate sensitivity from year-end 2006 is principally due to a reduction in our mortgage assets, growth in our commercial loans (which generally carry interest rates which adjust frequently based upon LIBOR or our prime rate), and increased responsiveness to market rate changes of our deposit costs (with a change in deposit mix towards a money market account product with an interest rate indexed to short-term market rates).
Foreign Currency Risk
     In third quarter 2007, there were no significant changes in foreign currency risk from that disclosed in our Annual Report on Form 10-K for 2006.
Commodity Price Risk
     In third quarter 2007, there were no significant changes in commodity price risk from that disclosed in our Annual Report on Form 10-K for 2006.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Since we filed our Quarterly Report on Form 10-Q for the period ended June 30, 2007, there have been no material developments in pending legal proceedings, except as noted below.
     A total of four class action claims in California state court have been filed against the Company alleging violations of that state’s on-duty meal break laws. In second quarter 2007, we reached agreements to settle two of these cases, both of which have been approved by the courts in which these cases are pending. However, following one of the settlements a new case regarding the same plant and class in one of the settled cases was filed regarding an extended statute of limitations period as a result of a recent California Supreme Court decision. We are currently defending the remaining active cases and are pursuing reasonable settlements. We continue to defend these lawsuits and have established reserves that we believe are adequate.
     On July 5, 2007, a class was certified in an action pending in Orange County, California Superior Court alleging a subsidiary violated that state’s laws related to the time in which a mortgage company is required to file a release of lien following payment of a mortgage on residential real estate. We exited the mortgage loan servicing business in late 2004. The court recently granted our motion to dismiss this case, which the plaintiff may appeal. We believe our reserves established for this matter are adequate.

     As previously disclosed, we are defending a pending antitrust action. In August 2007, we participated in a second mediation to discuss possible settlement of the remaining claims, which was not productive. In addition, in August 2007 the court granted our motion for summary judgment as to some matters, but denied our motion for summary judgment as to other matters. Following the court’s actions on our motion, plaintiffs’ claim for damages is approximately $285 million. Trial of this case is now set for March 4, 2008. We maintain a reserve for this matter of $13 million. While this reserve remains below the amounts for which some defendants have settled their cases, in light of our view of the different facts of our case compared with other settling defendants, the settlements we have negotiated throughout this case, and our evaluation of the litigation risk, we believe our reserve for this matter is appropriate.
     We do not expect that the eventual outcome of any or all of our pending legal matters would have a significant adverse effect on our financial position, long-term results of operations, or cash flows.  It is possible that charges related to these matters could be significant to the results of operations or cash flows in any one accounting period.
Item 1A. Risk Factors
     There are no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for 2006, except as set forth below:
Recent volatility in the credit markets could limit the ability of our financial services segment to grow earning assets and could increase credit losses.
     Credit markets have recently experienced difficult conditions and volatility, including the concerns in the well-publicized sub-prime mortgage market as well as related financings. Market uncertainty increased dramatically and expanded into other markets, including leveraged finance, and other segments of mortgage finance. These conditions resulted in less liquidity, greater volatility, widening of credit spreads and a lack of price transparency. While it is difficult to predict how long these conditions will exist and which markets, products or other segments of the loan and securities portfolio of our financial services segment will ultimately be affected, these factors could adversely affect the ability of our financial services segment to grow earning assets and could increase credit losses.
     Current market conditions also include a general over-supply of housing, significant tightening of mortgage credit (especially sub-prime and non-conforming loans), decreased sales volumes for both new and existing homes, and flat to declining home prices. A further decline in housing demand could negatively affect our real estate development activities, which could result in a decrease in the revenues and earnings of our real estate segment.
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
     There is no guarantee that we will complete the transactions contemplated by the transformation plan. Completion of the transformation plan is subject to a number of factors and conditions, including:
•	changes in business, political, and economic conditions;

•	changes in governmental regulations and policies and actions of regulatory bodies;

•	changes in our operating performance;

•	required changes to existing financings, factors that could influence establishing the appropriate capital structure for each company, and changes in credit ratings, including those that may result from the transformation plan;

•	the ability to complete the transactions related to the sale of our strategic timberland; and

•	our ability to satisfy certain conditions precedent, including final approval by our Board of Directors, receipt of certain tax rulings, necessary opinions of counsel, and the filing and effectiveness of registration statements with the SEC.
Increased demands on our management team as a result of the transformation plan could distract management’s attention from operating our business.
     Management is preparing agreements related to the timberland sale and expects to file final registration statements in connection with the spin-offs contemplated by the transformation plan in fourth quarter 2007. The complexity of the transactions will require a substantial amount of management and operational resources, as well as the use of several cross-functional project teams. Our business or results of operations may be adversely affected during the transition period.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Issuer Purchases of Equity Securities (a)

				Maximum
			Total Number	Number of
			of Shares	Shares That
			Purchased as	May Yet be
		Average	Part of Publicly	Purchased
	Total Number	Price	Announced	Under the
	of Shares	Paid per	Plans or	Plans
Period	Purchased	Share	Programs	or Programs
Month 1 (7/1/2007 – 7/31/2007)	—	$—	—	6,650,000
Month 2 (8/1/2007 – 8/31/2007)	—	$—	—	6,650,000
Month 3 (9/1/2007 – 9/30/2007)	—	$—	—	6,650,000

Total	—	$—	—	6,650,000

(a)	On August 4, 2006, we announced that our Board of Directors authorized the repurchase of up to 6,000,000 shares of our common stock, of which 1,650,000 remain to be purchased. On February 2, 2007, we announced that our Board of Directors authorized the purchase of up to an additional 5,000,000 shares of our common stock, increasing the maximum number of shares yet to be purchased under our repurchase plans to 6,650,000 shares. The August 4, 2006 and February 2, 2007 plans have no expiration dates. We have no plans or programs that expired in the period covered by the table above and no plans or programs that we intend to terminate prior to expiration or under which we no longer intend to make further purchases.
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

TEMPLE-INLAND INC. (Registrant)
Dated: November 6, 2007	By	/s/ Randall D. Levy
Randall D. Levy
Chief Financial Officer

By	/s/ Troy L. Hester
Troy L. Hester
Corporate Controller and Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Description	Page No.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	55

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	57

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	59

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	60