Form 10-K
period 2007-12-29
TEMPLE INLAND INC
filed 2008-02-27
CIK 731939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 29, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From to

Commission File Number 001-08634
Temple-Inland Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	75-1903917
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
1300 MoPac Expressway South, 3rd Floor
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing sales price of the Common Stock on the New York Stock Exchange on June 29, 2007, was approximately $5,098,255,000. For purposes of this computation, all officers, directors, and five percent beneficial owners of the registrant (as indicated in Item 12) are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or five percent beneficial owners are, in fact, affiliates of the registrant.

As of February 22, 2008, there were 106,274,170 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive proxy statement to be prepared in connection with the 2008 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

i

PART I

Item 1.	Business

Introduction

Temple-Inland Inc. is a Delaware corporation that was organized in 1983. We manufacture corrugated packaging and building products, which we report as separate operating segments. The following chart presents our corporate structure at year-end 2007. It does not contain all our subsidiaries, many of which are dormant or immaterial entities. A list of our subsidiaries is filed as an exhibit to this Annual Report on Form 10-K. All subsidiaries shown are 100 percent owned by their immediate parent company listed in the chart, unless indicated otherwise.

Our principal executive offices are located at 1300 MoPac Expressway South, 3rd Floor, Austin, Texas 78746. Our telephone number is (512) 434-5800.

Financial Information

Financial information about our principal operating segments and revenues by geographic areas are shown in our notes to financial statements contained in Item 8, and revenues and unit sales by product line are contained in Item 7 of this Annual Report on Form 10-K.

Transformation Plan

On February 25, 2007, our board of directors unanimously authorized a transformation plan that included the spin-off of our real estate business and our financial services business. The spin-offs were completed on December 28, 2007 through distributions to our stockholders of all of the shares of common stock of Forestar Real Estate Group Inc., which holds all of the assets and liabilities formerly associated with our real estate business, and Guaranty Financial Group Inc., which holds all of the assets and liabilities formerly associated with our financial services business. Our consolidated financial statements contained in this Annual Report on Form 10-K have been reclassified for all periods presented to report Forestar and Guaranty as discontinued operations.

As part of the transformation plan, we also sold our strategic timberland on October 31, 2007 for approximately $2.38 billion. The total consideration consisted almost entirely of notes due in 2027, which are secured by irrevocable standby letters of credit. In December 2007, we pledged the notes as collateral for nonrecourse loans. The net cash proceeds from the nonrecourse loans, after current taxes and transaction costs, were approximately $1.8 billion. We used these proceeds to pay a special dividend to our shareholders of $10.25 per share and reduce debt by approximately $700 million.

Narrative Description of the Business

Corrugated Packaging.  Our corrugated packaging segment provided 77.5 percent of our 2007 consolidated net revenues. Our vertically integrated corrugated packaging operation includes:

•	five linerboard mills,

•	one corrugating medium mill, and

•	64 converting facilities.

We manufacture containerboard and convert it into a complete line of corrugated packaging. We sold eight percent of the containerboard we produced in 2007 in the domestic and export markets. We converted the remaining internal production, in combination with containerboard we purchased from other producers, into corrugated containers at our converting facilities. While we have the capacity to convert more containerboard than we produce, we routinely buy and sell various grades of containerboard depending on our product mix.

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

We serve over 9,500 corrugated packaging customers with 17,000 shipping destinations. We have no single customer to which sales equal ten percent or more of consolidated revenues or the loss of which would have a material adverse effect on our corrugated packaging segment.

Sales of corrugated packaging track changing population patterns and other demographics. Historically, there has been a correlation between the demand for corrugated packaging and orders for nondurable goods.

We also own a 50 percent interest in Premier Boxboard Limited LLC, a joint venture that produces light-weight gypsum facing paper and corrugating medium at a mill in Newport, Indiana.

Building Products.  Our building products segment provided 20.5 percent of our 2007 consolidated net revenues. We manufacture a wide range of building products, including:

•	lumber,

•	gypsum wallboard,

•	particleboard,

•	medium density fiberboard (or MDF), and

•	fiberboard.

We sell building products throughout the continental United States, with the majority of sales occurring in the southern United States. We have no single customer to which sales equal ten percent or more of consolidated revenues or the loss of which would have a material adverse effect on our building products segment. Most of our products are sold by account managers and representatives to distributors, retailers, and original equipment manufacturers. Sales of building products are heavily dependent upon the level of residential housing expenditures, including the repair and remodeling market.

We also own a 50 percent interest in Del-Tin Fiber LLC, a joint venture that produces MDF at a facility in El Dorado, Arkansas.

Raw Materials

Wood fiber, in various forms, is the principal raw material we use in manufacturing our products. In October 2007, in conjunction with our transformation plan, we sold our 1.5 million acres of strategic timberland and entered into long-term fiber supply agreements with the purchaser. During 2007, owned timberland supplied approximately 41 percent of our virgin wood fiber requirements. The balance of our virgin wood fiber requirements was purchased from numerous landowners and other timber owners, as well as other producers of wood by-products. In 2008, we currently expect that we will purchase at market prices approximately 50 percent of our wood fiber requirements under our long-term fiber supply agreements, the most significant of which were entered into in connection with our timberland sale. The remainder of our virgin wood fiber requirements will be purchased at market prices from numerous landowners and other timber owners, as well as other producers of wood by-products.

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

In 2007, recycled fiber represented approximately 36 percent of the total wood fiber needs of our containerboard operations. We purchase recycled fiber at market prices on the open market from numerous suppliers. We generally produce more linerboard and less corrugating medium than is used by our converting facilities. The deficit of corrugating medium is filled through open market purchases and/or trades, and we sell any excess linerboard in the open market.

We obtain gypsum for our wallboard operations in Fletcher, Oklahoma, from one outside source through a long-term purchase contract at market prices. At our gypsum wallboard plants in West Memphis, Arkansas, and Cumberland City, Tennessee, synthetic gypsum is used as a raw material. Synthetic gypsum is a by-product of coal-burning electrical power plants. We have a long-term supply agreement for synthetic gypsum produced at a Tennessee Valley Authority electrical plant located adjacent to our Cumberland City plant. Synthetic gypsum acquired pursuant to this agreement supplies all the synthetic gypsum required by our Cumberland City and West Memphis plants. In 2007, our gypsum wallboard plant in McQueeney, Texas, primarily used gypsum obtained from its own quarry and gypsum acquired from the same source that supplies the Fletcher, Oklahoma, plant. In 2008, we expect the McQueeney plant will use synthetic gypsum and gypsum from our quarry.

We believe the sources outlined above will be sufficient to supply our raw material needs for the foreseeable future. We hedge very little of our raw material costs. The wood fiber market is difficult to predict and there can be no assurance of the future direction of prices for virgin wood or recycled fiber. Future increases in wood fiber prices could adversely affect our results of operations.

Energy

Electricity and steam requirements at our manufacturing facilities are either supplied by a local utility or generated internally through the use of a variety of fuels, including natural gas, fuel oil, coal, petroleum coke, tire derived fuel, wood bark, and other waste products resulting from the manufacturing process. By utilizing these waste products and other wood by-products as a biomass fuel to generate electricity and steam, we were able to generate approximately 84 percent of our energy requirements in 2007 at our mills in Rome, Georgia; Bogalusa, Louisiana; and Orange, Texas. In some cases where natural gas or fuel oil is used, our facilities possess a dual capacity enabling the use of either fuel as a source of energy.

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

Employees

We have approximately 12,000 employees, of which approximately 5,000 are covered by collective bargaining agreements. These agreements generally run for a term of three to six years and have varying expiration dates. The following table summarizes certain information about our principal collective bargaining agreements:

Approximate Number of
Location	Bargaining Unit(s)	Employees Covered	Expiration Dates

Linerboard Mill, Orange, Texas	United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (or USW), Local 1398, and USW, Local 391	202 hourly production employees and 79 hourly maintenance employees	July 31, 2008
Linerboard Mill, Bogalusa, Louisiana	USW, Local 189, and International Brotherhood of Electrical Workers (or IBEW), Local 1077	338 hourly production employees and 26 electrical maintenance employees	July 31, 2009
Linerboard Mill, Rome, Georgia	USW, Local 804, IBEW, Local 613, United Association of Journeymen & Apprentices of the Plumbing & Pipefitting Industry Local 72, and International Association of Machinists & Aerospace Workers, Local 414	247 hourly production employees, 28 electrical maintenance employees, 25 pipefitter maintenance employees, and 63 mechanical maintenance employees	August 31, 2010
Evansville, Indiana and Middletown, Ohio, Box Plants (or Northern Multiple)	USW, Local 1046 and USW, Local 114, respectively	94 and 100 hourly production and maintenance employees, respectively	April 30, 2008
Rome, Georgia and Orlando, Florida, Box Plants (or Southern Multiple)	USW Local 838 and USW Local 834, respectively	112 and 101 hourly production and maintenance employees, respectively	December 1, 2008

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

Our operations are subject to federal, state, and local provisions regulating discharges into the environment and otherwise related to the protection of the environment. Compliance with these provisions, primarily the Federal Clean Air Act, Clean Water Act, Comprehensive Environmental Response, Compensation and Liability Act of 1980 (or CERCLA), as amended by the Superfund Amendments and Reauthorization Act of 1986 (or SARA), and Resource Conservation and Recovery Act (or RCRA), requires us to invest substantial funds to modify facilities to assure compliance with applicable environmental regulations. Capital expenditures directly related to environmental compliance totaled $12 million in 2007. This amount does not include capital expenditures for environmental control facilities made as a part of major mill modernizations and expansions or capital expenditures made for another purpose that have an indirect benefit on environmental compliance.

Future expenditures for environmental control facilities will depend on new laws and regulations and other changes in legal requirements and agency interpretations thereof, as well as technological advances. We expect the prominence of environmental regulation and compliance to continue for the foreseeable future. Given these uncertainties, we currently estimate that capital expenditures for environmental purposes, excluding expenditures related to the Maximum Achievable Control Technology (or MACT) programs and landfill closures discussed below, will be $9 million in 2008, $16 million in 2009, and $9 million in 2010. The estimated expenditures could be significantly higher if more stringent laws and regulations are implemented.

The U.S. Environmental Protection Agency (or EPA) has issued extensive regulations governing air and water emissions from the forest products industry. Compliance with these MACT regulations will be required as they become enacted.

On September 13, 2004, EPA published the Boiler MACT, regulations affecting industrial boilers and process heaters burning all fuel types with the exception of small gas-fired units. On July 30, 2007, the U.S. Court of Appeals for the D.C. Circuit remanded and vacated the Boiler MACT. In order to accurately gauge our liability regarding future related regulations, we continue to monitor and are actively engaged in the process the EPA is undertaking to develop new standards for industrial boilers and process heaters.

The Plywood and Composite Wood Panel (or PCWP) MACT standards were published July 30, 2004. Compliance with PCWP MACT was required by October 1, 2008. On June 19, 2007, the U.S. Court of Appeals for the D.C. Circuit rejected the PCWP MACT “low risk option” and the one-year compliance extension previously granted by EPA. As a result, the PCWP MACT compliance date reverted back to the October 1, 2007 deadline contained in the standards published in 2004. We have 12 building products facilities affected by the regulation. In a limited number of cases, one year extension requests were submitted to state regulatory agencies to allow for installation of appropriate PCWP MACT pollution control equipment. All of our extension requests were granted and we anticipate full compliance. Capital expenditures to comply with PCWP MACT are estimated at $6 million, of which we spent $2 million in 2007.

We use company-owned landfills for disposal of non-hazardous waste at three containerboard mills and two building products facilities. We also have two additional sites that we are remediating. Based on third-party cost estimates, we expect to spend, on an undiscounted basis, $27 million over the next 25 years to ensure proper closure of these landfills and remediation of these two additional sites for which we have established a reserve.

At one of these sites, we continue to work with environmental consultants and the Louisiana Department of Environmental Quality (DEQ) to remediate the source of contaminated water discovered in a manhole adjacent to our facility in Bogalusa, Louisiana. Phase II of the investigation process, which involved drilling more and deeper test wells in the affected area, is complete. Our investigation report, including a final remediation plan, was approved by the Louisiana DEQ in December 2007. We have incurred $2 million in costs to date and estimate that we will incur additional remediation expenses of about $10 million, for which we have established a reserve.

In addition to these capital expenditures, we spend a significant amount on ongoing maintenance costs to continue compliance with environmental regulations. We do not believe, however, that these capital expenditures or maintenance costs will have a material adverse effect on our earnings. In addition, expenditures for environmental compliance should not have a material effect on our competitive position because our competitors are also subject to these regulations.

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

The corrugated packaging industry is highly competitive with over 1,350 box plants in the United States. Our box plants accounted for approximately 12.5 percent of total industry shipments in 2007, making us the third largest producer of corrugated packaging in the United States. Although corrugated packaging is dominant in the national distribution process, our products also compete with various other packaging materials, including products made of paper, plastics, wood, and metals.

In building products markets, we compete with many companies that are substantially larger and have greater resources in the manufacturing of building products.

Executive Officers of the Registrant

The names, ages, and titles of our executive officers are:

Name	Age	Office

Doyle R. Simons	44	Chairman of the Board and Chief Executive Officer
J. Patrick Maley III	46	President and Chief Operating Officer
Bart J. Doney	58	Group Vice President
Jack C. Sweeny	61	Group Vice President
Dennis J. Vesci	60	Group Vice President
Grant F. Adamson	49	Chief Governance Officer
J. Bradley Johnston	52	Chief Administrative Officer
Randall D. Levy	56	Chief Financial Officer
Scott Smith	53	Chief Information Officer
Leslie K. O’Neal	52	Vice President, Assistant General Counsel and Secretary
Carolyn C. Sloan	47	Vice President, Internal Audit
C. Morris Davis	65	General Counsel
Troy L. Hester	51	Principal Accounting Officer and Corporate Controller
David W. Turpin	57	Treasurer

Doyle R. Simons became Chairman of the Board and Chief Executive Officer on December 29, 2007. He was previously named Executive Vice President in February 2005 following his service as Chief Administrative Officer since November 2003. Since joining the Company in 1992, Mr. Simons has served as Vice President, Administration from November 2000 to November 2003 and Director of Investor Relations from 1994 through 2000.

J. Patrick Maley III became President and Chief Operating Officer on December 29, 2007. He was previously named Executive Vice President — Paper in November 2004 following his appointment as Group Vice President in May 2003. Prior to joining the Company, Mr. Maley served in various capacities from 1992 to 2003 at International Paper.

Bart J. Doney became Group Vice President in February 2000. Mr. Doney has served as an officer of our corrugated packaging segment since 1990.

Jack C. Sweeny became Group Vice President in May 1996. Since November 1982, Mr. Sweeny has served in various capacities in our building products segment.

Dennis J. Vesci became Group Vice President in August 2005. Mr. Vesci has served as an officer of our corrugated packaging segment since 1998.

Grant F. Adamson became Chief Governance Officer in May 2006. Mr. Adamson joined the Company in 1991 and has served in various capacities including Assistant General Counsel.

J. Bradley Johnston became Chief Administrative Officer in February 2005. Prior to that, Mr. Johnston served as General Counsel from August 2002 through May 2006 and in various capacities in our former financial services segment since 1993.

Randall D. Levy became Chief Financial Officer in May 1999. Mr. Levy joined the Company in 1989 serving in various capacities in our former financial services segment before being named Chief Financial Officer.

Scott Smith became Chief Information Officer in February 2000. Prior to that, Mr. Smith served in various capacities within our former financial services segment since 1988.

Leslie K. O’Neal was named Vice President in August 2002 and became Secretary in February 2000 after serving as Assistant Secretary since 1995. Ms. O’Neal also serves as Assistant General Counsel, a position she has held since 1985.

Carolyn C. Sloan was named Vice President, Internal Audit, in August 2005. Ms. Sloan joined the Company in 2001 as Director, Internal Audit.

C. Morris Davis became General Counsel in May 2006. Mr. Davis joined Temple-Inland after 39 years with the law firm of McGinnis, Lochridge & Kilgore in Austin, where he served seven years as the firm’s managing partner.

Troy L. Hester was named Principal Accounting Officer in August 2006. Mr. Hester has been with Temple-Inland since 1999 and has served in various capacities including Controller-Financial Services, Vice President Accounting Center, and was named Corporate Controller in May 2006.

David W. Turpin has served as Treasurer since joining the Company in June 1991.

The Board of Directors annually elects officers to serve until their successors have been elected and have qualified or as otherwise provided in our Bylaws.

Available Information

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

In the building products markets, we compete with many companies that are substantially larger and have greater resources in the manufacturing of building products.

The profitability of our business is affected by changes in raw material and other costs.

Virgin wood fiber and recycled fiber are the principal raw materials we use to manufacture corrugated packaging and certain of our building products. We purchase virgin wood fiber in highly competitive, price sensitive markets. The price for wood fiber has historically fluctuated on a cyclical basis and has often depended on a variety of factors over which we have no control, including environmental and conservation regulations, natural disasters, the price and level of imported timber and the continuation of any applicable tariffs, and weather. In addition, the increase in demand for old corrugated containers, especially from China, may cause a significant increase in the cost of recycled fiber used in the manufacture of recycled containerboard and related products. Such costs are likely to continue to fluctuate. While we have not experienced any significant difficulty in obtaining virgin wood fiber and recycled fiber in economic proximity to our facilities, this may not continue to be the case for any or all of our facilities.

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

The corrugated packaging and building products industries are cyclical in nature and experience periods of overcapacity.

The operating results of our corrugated packaging and building products segments reflect each such industry’s general cyclical pattern. While the cycles of each industry do not historically coincide, demand and prices in each tend to drop substantially in an economic downturn. The building products industry is further influenced by the residential construction and remodeling markets. Further, each industry periodically experiences substantial overcapacity. Both industries are capital intensive, which leads to high fixed costs and generally results in continued production as long as prices are sufficient to cover marginal costs. These conditions have contributed to substantial price competition and volatility in these industries, even when demand is strong. Any increased production by our competitors could depress prices for our products. From time to time, we have closed certain of our facilities or have taken downtime based on prevailing market demand for our products and may continue to do so, reducing our total production levels. Certain of our competitors have also temporarily closed or reduced production at their facilities, but can reopen and/or increase production capacity at any time, which could exacerbate the overcapacity in these industries and depress prices.

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

Downward changes in demand for housing in the market regions where we operate could decrease profitability in our building products segment.

The residential homebuilding industry is sensitive to changes in economic conditions, including interest rates and availability of financing. Adverse changes in these conditions generally, or in the market regions where we operate, could decrease demand for new homes in these areas. Decline in housing demand could have a negative effect on the pricing and demand for many of our building products, particularly lumber and gypsum wallboard, which could result in a decrease in our revenues and earnings.

If certain internal restructuring transactions and the distributions of Forestar and Guaranty are determined to be taxable for U.S. federal income tax purposes, we and our stockholders that are subject to U.S. federal income tax could incur significant U.S. federal income tax liabilities.

We entered into certain internal restructuring transactions in preparation for the spin-offs of Forestar and Guaranty. These transactions are complex and could cause us to incur significant tax liabilities. We received a private letter ruling from the IRS and opinions of tax counsel regarding the tax-free nature of these transactions and the distributions. The ruling and opinions rely on certain facts, assumptions, representations, and undertakings, from us regarding the past and future conduct of our businesses and other matters. If any of these are incorrect or not otherwise satisfied, then we and our stockholders may not be able to rely on the ruling or opinions and could be subject to significant tax liabilities. Notwithstanding the ruling and opinions, the IRS could determine on audit that the distributions or the internal restructuring transactions should be treated as taxable transactions if it determines that any of these facts, assumptions, representations, or undertakings are not correct or have been violated, or if the distributions should become taxable for other reasons, including as a result of significant changes in stock ownership after the distribution.

If the sale of our strategic timberland did not qualify for installment method reporting for U.S. federal income tax purposes, we could incur significant U.S. federal income tax liabilities the payment of which we believe to be deferred.

We sold our strategic timberland in a manner intended for U.S. federal income tax purposes to defer recognition of a substantial portion of the gain on the sale. Under the installment method, we will not be required to pay U.S. federal income taxes on the deferred gain until we are required to recognize the gain. We received opinions of tax counsel regarding the timberland sale and the deferred gain. The opinions rely on certain facts, assumptions, representations, and undertakings from us regarding the past and future conduct of our businesses and other matters. If any of these are incorrect or not otherwise satisfied, then we may not be able to rely on the opinions. Notwithstanding the opinions, the IRS could determine on audit that the gain does not qualify for deferral if it determines that any of these facts, assumptions, representations, or undertakings are not correct or have been violated or that the transaction otherwise does not qualify for the installment method.

We have interest rate risk in connection with our financial assets and nonrecourse financial liabilities of special purpose entities.

In October 2007, we received $2.38 billion in notes due in 2027 from the sale of our timberland, which we later contributed to two wholly-owned, bankruptcy-remote special purpose entities. In December 2007, the special purpose entities pledged the notes as collateral for $2.14 billion nonrecourse loans payable in 2027. Both the notes and the borrowings require quarterly interest payments based on variable interest rates that reset quarterly. Because of the differences in references rates, margins, and reset dates, there could be periods in which the interest paid on the nonrecourse financial liabilities is significantly more than the interested received on the financial assets.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We own and operate manufacturing facilities throughout the United States, four converting plants in Mexico, and one in Puerto Rico. We believe our manufacturing facilities are suitable for their purposes and adequate for our business. Additional information about selected facilities by business segment follows:

Containerboard Mills

		Number of	Annual	2007
Location	Product	Machines	Capacity	Production
			(In tons)

Ontario, California	Linerboard and corrugating medium	1	336,000	334,479
Rome, Georgia	Linerboard	2	837,000	834,069
Orange, Texas	Linerboard and corrugating medium	2	730,000	725,546
Bogalusa, Louisiana	Linerboard	2	915,000	916,021
Maysville, Kentucky	Linerboard and corrugating medium	1	454,000	455,102
New Johnsonville, Tennessee	Corrugating medium	1	348,000	349,706

			3,620,000	3,614,923
Newport, Indiana*	Corrugating medium, linerboard,	1	308,000	300,882
	and gypsum facing paper

*	The table shows the full capacity of this facility that is owned by a joint venture in which we own a 50 percent interest. In 2007, we purchased 52,788 tons of corrugating medium and linerboard and 42,136 tons of gypsum facing paper from the venture.

Converting Facilities*

Corrugator
Location	Size

Phoenix, Arizona	98²
Fort Smith, Arkansas	87²
Fort Smith, Arkansas(1)***	None
Bell, California	98²
Buena Park, California(1)	85²
El Centro, California(1)	87²
Gilroy, California(1)	87²
Gilroy, California(1)***	98²
Ontario, California	87²
Santa Fe Springs, California	98²
Santa Fe Springs, California(1)**	87² and 85²
Santa Fe Springs, California(1)***	None
Tracy, California	110²
Union City, California(1)***	None
Wheat Ridge, Colorado	87²
Orlando, Florida	98²
Tampa, Florida(1)	78²
Rome, Georgia	98²
Carol Stream, Illinois	87²
Chicago, Illinois	87²

Corrugator
Location	Size

Chicago, Illinois(1)***	None
Elgin, Illinois	78²
Elgin, Illinois***	None
Crawfordsville, Indiana	98²
Evansville, Indiana	98²
Indianapolis, Indiana	87²
Indianapolis, Indiana***	None
St. Anthony, Indiana***	None
Tipton, Indiana***	110²
Garden City, Kansas	98²
Kansas City, Kansas	87²
Bogalusa, Louisiana	98²
Minden, Louisiana	98²
Minneapolis, Minnesota	87²
St. Louis, Missouri	87²
St. Louis, Missouri***	98²
Milltown, New Jersey(1)***	None
Spotswood, New Jersey	98²
Binghamton, New York	87²
Buffalo, New York***	None
Scotia, New York***	None
Utica, New York***	None
Warren County, North Carolina	98²
Madison, Ohio***	None
Marion, Ohio	87²
Middletown, Ohio	98²
Streetsboro, Ohio	98²
Biglerville, Pennsylvania	98²
Hazleton, Pennsylvania	98²
Littlestown, Pennsylvania***	None
Scranton, Pennsylvania	68²
Vega Alta, Puerto Rico	87²
Lexington, South Carolina	98²
Ashland City, Tennessee(1)***	None
Elizabethton, Tennessee(1)***	None
Dallas, Texas	98²
Edinburg, Texas	87²
San Antonio, Texas	98²
San Antonio, Texas***	98²
Petersburg, Virginia	87²
San Jose Iturbide, Mexico	98²
Monterrey, Mexico	87²
Los Mochis, Sinaloa, Mexico	87²
Guadalajara, Mexico(1)***	None

*	The annual capacity of the converting facilities is a function of the product mix, customer requirements and the type of converting equipment installed and operating at each plant, each of which varies from time to time.

**	These plants each contain more than one corrugator.

***	Sheet or sheet feeder plants.

(1)	Leased facilities.

Additionally, we own a graphics resource center in Indianapolis, Indiana, that has a 100” preprint press. We lease 37 warehouses located throughout much of the United States.

Building Products

		Rated Annual
Description	Location	Capacity
		(In millions of
		board feet)

Lumber	Diboll, Texas	199	*
Lumber	Pineland, Texas	310	**
Lumber	Buna, Texas	198
Lumber	Rome, Georgia	165
Lumber	DeQuincy, Louisiana	198

Total lumber		1,070

*	Includes separate finger jointing capacity of 20 million board feet.

**	Includes separate stud mill capacity of 110 million board feet.

		Rated Annual
Description	Location	Capacity
		(In millions of
		square feet)

Gypsum Wallboard	West Memphis, Arkansas	440
Gypsum Wallboard	Fletcher, Oklahoma	460
Gypsum Wallboard	McQueeney, Texas	400
Gypsum Wallboard	Cumberland City, Tennessee	800

Total gypsum wallboard		2,100

Particleboard	Monroeville, Alabama	160
Particleboard	Thomson, Georgia	160
Particleboard	Diboll, Texas	160
Particleboard	Hope, Arkansas	200
Particleboard(1)(2)	Mt. Jewett, Pennsylvania	200

Total particleboard		880

MDF*	El Dorado, Arkansas	160
MDF(1)	Mt. Jewett, Pennsylvania	140

Total MDF		300

Fiberboard	Diboll, Texas	460

*	The table shows the full capacity of this facility that is owned by a joint venture in which we own a 50 percent interest.

(1)	Leased facilities.

(2)	Due to market conditions, we curtailed production at this facility beginning in 2003 and made the decision in 2007 to cease production permanently.

Other

We occupy approximately 190,000 square feet of leased office space in Austin, Texas. We own and occupy a 150,000 square feet office building in Diboll, Texas.

At year-end 2007, property and equipment having a net book value of $2 million were subject to liens in connection with $14 million of debt.

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

Antitrust Litigation

On May 14, 1999, we and eight other linerboard manufacturers were named as defendants in a consolidated class action complaint that alleged a civil violation of Section 1 of the Sherman Act. In addition, complaints containing allegations similar to those in the class action were filed by certain opt-out plaintiffs. Over the last several years, we have paid a total of $13 million to settle the class action and a majority of the opt-out claims. In December 2007, we agreed to participate in binding arbitration in an effort to resolve most of the remaining claims. As a result of the arbitration, we paid $48 million on the claims submitted to arbitration and to settle all remaining opt-out claims in the federal litigation.

One related Kansas state court claim for approximately $26 million in statutory damages, which could be trebled under applicable state law, is still pending against us.

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

To date, we have been served with 11 lawsuits seeking damages for various personal injuries allegedly caused by either exposure to the released gas or fears of exposure. These 11 lawsuits have been consolidated under Louisiana state rules for purpose of discovery and are set for trial in third quarter 2008. We are vigorously defending against these allegations.

Asbestos

We are a defendant in various lawsuits involving alleged workplace exposure to asbestos. These cases involve exposure to asbestos in premises owned or operated by us. We do not manufacture any products that contain asbestos and all our cases in this area are limited to workplace exposure claims. Historically, our aggregate annual settlements related to asbestos claims have been approximately $1 million. The number of claims has remained relatively constant in the past few years despite the fact that the majority of the claims relate to a facility we sold at the end of 1999.

Other

We are also defending two cases in California state court alleging violations of that state’s on-duty meal break laws. In 2007, we settled three additional meal break cases.

Item 4.	Submission of Matters to a Vote of Security Holders

We did not submit any matter to a vote of our shareholders in fourth quarter 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock is traded on the New York Stock Exchange. The high and low sales prices for our Common Stock and dividends paid in each fiscal quarter in the two most recent fiscal years were:

	2007			2006
	Price Range			Price Range
	High	Low	Dividends	High	Low	Dividends

First Quarter	$63.61	$44.29	$0.28	$47.92	$40.83	$0.25
Second Quarter	$64.45	$59.00	$0.28	$47.68	$38.12	$0.25
Third Quarter	$66.28	$49.17	$0.28	$45.48	$39.78	$0.25
Fourth Quarter*	$57.51	$29.09	$10.53	$46.71	$37.84	$0.25
For the Year	$66.28	$29.09	$11.37	$47.92	$37.84	$1.00

*	Includes a special dividend of $10.25 per share paid in December 2007.

Shareholders

Our stock transfer records indicated that as of February 22, 2008, there were approximately 4,750 holders of record of our Common Stock.

Dividend Policy

As indicated above, we paid quarterly dividends during each of the two most recent years in the amounts shown. In addition to our regular quarterly dividend, we paid a special dividend of $10.25 per share in December 2007 as part of our transformation plan. On February 1, 2008, the Board of Directors declared a quarterly dividend on our Common Stock of $0.10 per share payable on March 14, 2008, to shareholders of record on February 29, 2008. The Board periodically reviews the dividend policy, and the declaration of dividends will necessarily depend upon our earnings and financial requirements and other factors within the discretion of the Board.

Issuer Purchases of Equity Securities(1)

Maximum
			Total Number	Number of
			of Shares	Shares That
			Purchased as	May Yet be
	Total	Average	Part of Publicly	Purchased
	Number of	Price	Announced	Under the
	Shares	Paid per	Plans or	Plans
Period	Purchased	Share	Programs	or Programs

Month 1 (10/1/2007 — 10/31/2007)	—	$—	—	6,650,000
Month 2 (11/1/2007 — 11/30/2007)	—	$—	—	6,650,000
Month 3 (12/1/2007 — 12/31/2007)	—	$—	—	6,650,000

Total	—	$—	—

(1)	On August 4, 2006, we announced that our Board of Directors authorized the repurchase of up to 6,000,000 shares of our common stock. We have purchased 4,350,000 shares under this authorization, which has no expiration date. On February 2, 2007, we announced that our Board of Directors authorized the purchase of up to an additional 5,000,000 shares of our common stock, increasing the maximum number of shares yet to be purchased under our repurchase plans to 6,650,000 shares. We have no plans or programs that expired during the period covered by the table above and no plans or programs that we intend to terminate prior to expiration or under which we no longer intend to make further purchases.

Performance Graph

We composed an index of our peers consisting of AbitibiBowater Inc., Caraustar Industries, Inc., Domtar Corporation, International Paper Company, MeadWestvaco Corporation, Packaging Corporation of America, Smurfit-Stone Container Corporation, and Weyerhaeuser Corporation (Peer Index). During the five preceding years, our cumulative total stockholder return compared to the Standard & Poor’s 500 Stock Index and to the Peer Index was as shown in the following table:

Assumes $100 invested on the last trading day in fiscal year 2002
*Total return assumes reinvestment of dividends

Other

See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for disclosure regarding securities authorized for issuance under equity compensation plans.

Item 6.	Selected Financial Data

	For the Year
	2007	2006(a)	2005	2004	2003(b)
	(Dollars in millions, except per share)

Revenues:
Corrugated packaging	$3,044	$2,977	$2,825	$2,736	$2,700
Building products	806	1,119	898	851	684
Timber and timberland	76	89	120	107	108

Total revenues	$3,926	$4,185	$3,843	$3,694	$3,492

Segment operating income:
Corrugated packaging	$287	$255	$120	$96	$18
Building products	8	221	125	129	2
Timber and timberland	65	63	72	52	42

Segment operating income	360	539	317	277	62
Items not allocated to segments:
General and administrative	(100)	(107)	(91)	(79)	(73)
Share-based compensation	(34)	(38)	(21)	(12)	(6)
Gain on sale of timberland	2,053	—	—	—	—
Other operating income (expense)(c)	(188)	26	(85)	(42)	(133)
Other non-operating income (expense)(c)	(35)	93	—	—	(8)
Net interest income on financial assets and nonrecourse financial liabilities of special purpose entities(d)	10	—	—	—	—
Interest expense on debt	(111)	(123)	(109)	(125)	(135)

Income (loss) before taxes	1,955	390	11	19	(293)
Income tax (expense) benefit(e)	(753)	(103)	7	8	264

Income from continuing operations	1,202	287	18	27	(29)
Discontinued operations(f)	103	181	158	133	131
Effect of accounting change(g)	—	—	—	—	(1)

Net income	$1,305	$468	$176	$160	$101

Diluted earnings per share:
Income from continuing operations	$11.12	$2.59	$0.16	$0.24	$(0.27)
Discontinued operations(f)	0.96	1.63	1.38	1.18	1.21
Effect of accounting change(g)	—	—	—	—	(0.01)

Net income	$12.08	$4.22	$1.54	$1.42	$0.93

Dividends per common share(h)	$11.37	$1.00	$0.90	$1.22	$0.68
Average diluted shares outstanding	108.1	110.8	114.5	112.4	108.4
Common shares outstanding at year-end	106.1	104.9	111.0	112.2	109.2
Depreciation and amortization	$214	$225	$218	$219	$233
Capital expenditures	$237	$204	$220	$219	$134
At Year-End:
Assets:
Manufacturing assets	$3,559	$3,627	$3,411	$3,522	$3,474
Financial assets of special purpose entities	2,383	—	—	—	—
Assets of discontinued operations	—	16,847	18,219	16,622	17,893

Total assets	$5,942	$20,474	$21,630	$20,144	$21,367

Debt (long-term excluding current maturities and nonrecourse financial liabilities of special purpose entities)	$852	$1,584	$1,498	$1,485	$1,611
Nonrecourse financial liabilities of special purpose entities	$2,140	$—	$—	$—	$—
Liability for pension and postretirement benefits	$256	$366	$407	$432	$396
Shareholders’ equity	$780	$2,189	$2,080	$2,107	$1,988
Ratio of debt to total capitalization	52%	42%	42%	41%	45%

(a)	In January 2006, we purchased our partner’s 50 percent interest in Standard Gypsum LP for $150 million and assumed debt of $28 million. Unaudited pro forma information assuming this acquisition and related financing had occurred at the beginning of 2005 follows: revenues $4.04 billion; income from continuing operations $32 million; and income from continuing operations, per diluted share $0.28. These pro forma results are not necessarily an indication of what actually would have occurred if the acquisition and financing transactions had been completed at the beginning of the periods presented and are not intended to be indicative of future results.

(b)	The 2003 fiscal year, which ended on January 3, 2004, had 53 weeks. The extra week did not have a significant effect on earnings or financial position. As a result of the consolidation of our administrative functions and adoption of a shared services concept, beginning 2004, we changed the way we allocate costs to our business segments. The effect of this change was to increase segment operating income and to increase unallocated expenses by a like amount. The 2003 amounts have been reclassified to reflect this change.

(c)	Other operating and non-operating income (expense) consists of:

	For the Year
	2007	2006	2005	2004	2003
	(In millions)

Other operating income (expense):
Transformation costs (advisory and legal fees, change of control and employee related)	$(69)	$—	$—	$—	$—
Closure and sale of converting and production facilities and sale of non-strategic assets	(55)	(4)	(50)	(27)	(83)
Litigation	(56)	(6)	(13)	—	—
Environmental remediation	(9)	(8)	(3)	—	—
Softwood Lumber Agreement	—	42	—	—	—
Hurricane related costs and, in 2006, related insurance proceeds	—	2	(16)	—	—
Consolidation of administrative functions	—	—	—	(11)	(48)
Other	1	—	(3)	(4)	(2)

	$(188)	$26	$(85)	$(42)	$(133)

Other non-operating income (expense):
Charges related to early repayment of debt	$(40)	$—	$(6)	$(2)	$(8)
Tax litigation and other settlements	—	89	2	—	—
Interest and other income	5	4	4	2	—

	$(35)	$93	$—	$—	$(8)

(d)	In October 2007, we received $2.38 billion in notes from the sale of our timberland, which we later contributed to two wholly-owned, bankruptcy-remote special purpose entities. In December 2007, the special purpose entities pledged the notes as collateral for $2.14 billion nonrecourse loans payable in 2027. Both the notes and the borrowings require quarterly interest payments based on variable interest rates that reset quarterly. We include these two special purpose entities in our consolidated financial statements.

(e)	Income taxes include one-time tax benefits of: $7 million in 2007, of which $3 million is related to changes to the State of Texas margin tax and $4 million is related to the resolution of state income tax matters; $36 million in 2006, of which $6 million is related to the State of Texas margin tax and $30 million is related to the non-taxable tax litigation settlement; $16 million in 2005 related to the sale of our Pembroke, Canada MDF facility; and $20 million in 2004 and $165 million in 2003 related to the resolution and settlement of prior years’ tax examinations.

(f)	Discontinued operations include the operations of our financial services and real estate segments, which were spun off to our shareholders on December 28, 2007, and the non-strategic operations obtained in the Gaylord acquisition, including the multi-wall bag business and kraft paper mill which were sold in January 2003 and the chemical business which was sold in August 2007. The resolution and settlement of environmental and other indemnifications we provided in the 1999 sale of the bleached paperboard operation are also included in 2004.

(g)	In 2003, we adopted Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations, which resulted in an after-tax cumulative effect charge of $1 million.

In 2006, (i) we adopted the modified prospective application of SFAS No. 123 (revised December 2004), Share-Based Payment, which decreased 2006 income before taxes by $6 million; (ii) we began applying the guidance in Emerging Issues Task Force (EITF) Issue No. 04-13, Accounting for Purchases and Sales

of Inventory with the Same Counterparty, which decreased income before taxes by $7 million in 2006 and $2 million in 2007; and (iii) we adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which increased our liability for pension and postretirement benefits by $76 million, decreased prepaid expenses and other assets by $16 million, decreased deferred income taxes by $35 million, and decreased shareholders’ equity by $57 million.

In 2007, (i) we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, which increased assets by $2 million, reduced liabilities by $3 million and increased beginning retained earnings by $5 million (we also reclassified $11 million from deferred income taxes to other long-term liabilities), (ii) we adopted the measurement provisions of SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, which reduced beginning retained earnings by $5 million, and (iii) we adopted FASB Staff Position No. AUG AIR-1, Accounting for Planned Major Maintenance Activities, electing the expense-as-incurred method which had no effect on our annual earnings or financial position.

(h)	Includes special dividends of $10.25 per share in 2007 and $0.50 per share in 2004.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of the federal securities laws. These forward-looking statements are identified by their use of terms and phrases such as “believe,” “anticipate,” “could,” “estimate,” “likely,” “intend,” “may,” “plan,” “expect,” and similar expressions, including references to assumptions. These statements reflect management’s current views with respect to future events and are subject to risk and uncertainties. We note that a variety of factors and uncertainties could cause our actual results to differ significantly from the results discussed in the forward-looking statements. Factors and uncertainties that might cause such differences include, but are not limited to:

•	general economic, market, or business conditions;

•	the opportunities (or lack thereof) that may be presented to us and that we may pursue;

•	fluctuations in costs and expenses including the costs of raw materials, purchased energy, and freight;

•	demand for new housing;

•	accuracy of accounting assumptions related to impaired assets, pension and postretirement costs, and contingency reserves;

•	competitive actions by other companies;

•	changes in laws or regulations;

•	our ability to execute certain strategic and business improvement initiatives; and

•	other factors, many of which are beyond our control.

Our actual results, performance, or achievement probably will differ from those expressed in, or implied by, these forward-looking statements, and accordingly, we can give no assurances that any of the events anticipated by the forward-looking statements will transpire or occur, or if any of them do so, what impact they will have on our results of operations or financial condition. In view of these uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. Except as required by law, we expressly disclaim any obligation to publicly revise any forward-looking statements contained in this report to reflect the occurrence of events after the date of this report.

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

In evaluating overall performance, we define ROI as total segment operating income, less general and administrative expenses and share-based compensation not allocated to segments; divided by total assets, less certain assets and certain current liabilities. As a result of our transformation in 2007, we modified the return portion of this calculation. The ROI for all prior years has been recalculated to reflect this change. We do not believe there is a comparable GAAP financial measure to our definition of ROI. The reconciliation of our ROI calculation to amounts reported under GAAP is included in a later section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Accounting Policies

Critical Accounting Estimates

In preparing our financial statements, we follow generally accepted accounting principles, which in many cases require us to make assumptions, estimates, and judgments that affect the amounts reported. Our significant accounting policies are included in Note 1 to the Consolidated Financial Statements. Many of these principles are relatively straightforward. There are, however, a few accounting policies that are critical because they are important in determining our financial condition and results, and they are difficult for us to apply. They include asset impairments, contingency reserves, and pension accounting. The difficulty in applying these policies arises from the assumptions, estimates and judgments that we have to make currently about matters that are inherently uncertain, such as future economic conditions, operating results and valuations, as well as our intentions. As the difficulty increases, the level of precision decreases, meaning actual results can, and probably will, be different from those currently estimated. We base our assumptions, estimates, and judgments on a combination of historical experiences and other factors that we believe are reasonable. We have discussed the selection and disclosure of these critical accounting estimates with our Audit Committee.

•	Measuring assets for impairment requires estimating intentions as to holding periods, future operating cash flows and residual values of the assets under review. Changes in our intentions, market conditions, or operating performance could require us to revise the impairment charges we previously provided.

•	The expected long-term rate of return on pension plan assets is an important assumption in determining pension expense. In selecting that rate, currently 6.875 percent, particular consideration is given to our asset allocation because approximately 80 percent of our plan assets are debt related with a duration that closely matches that of our benefit obligation. Another important consideration is the discount rate used to determine the present value of our benefit obligation, currently 6.125 percent. Differences between actual and expected rates of return and changes in the discount rate will affect future pension expense and funded status. For example, a 25 basis point change in the discount rate would affect the projected benefit obligation by about $42 million and the interest cost on the projected benefit obligation by about $5 million. However, due to our move in late 2007 to a more matched position between our plan assets and our projected benefit obligation, we would expect a 25 basis point change in the discount rate to affect the funded status of our plan by only $12 million and the total net periodic benefit expense by only $2 million.

•	Contingency reserves are established for potential losses related to litigation, environmental remediation, and disputes with taxing authorities, among other items. Estimating these reserves requires us to make certain judgments and assumptions regarding actual or potential claims, interpretations to be made by courts or regulatory bodies, and other factors and events that are outside our control. Changes and inaccuracies in our interpretations and actions of others could require us to revise the reserves we previously provided.

New Accounting Pronouncements and Change in Measurement Date of our Defined Benefit and Postretirement Plans

In the last three years, we adopted a number of new accounting pronouncements, including in 2007, FASB Staff Position No. AUG AIR-1, Accounting for Planned Major Maintenance Activities; FIN 48, Accounting for Uncertainty in Income Taxes; and a fiscal year-end measurement date for valuing plan assets and obligations for our defined benefit and postretirement benefit plans as required by SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. In addition, there are four new accounting pronouncements that we will be required to adopt in 2008 and 2009, none of which we expect to have a significant effect on our financial position, results of operations or cash flows. Please read Note 1 to the Consolidated Financial Statements for additional information.

Transformation

On December 28, 2007, we completed our transformation plan that was approved by our board of directors in February 2007. A summary of the significant elements of the transformation plan follows:

•	On October 31, 2007, we sold 1.55 million acres of timberland for $2.38 billion to an investment entity affiliated with The Campbell Group, LLC and recognized a pre-tax gain of $2.053 billion, which is included in other operating income. The acreage sold consisted of 1.38 million acres owned in fee and leases covering 175,000 acres. The total consideration consisted almost entirely of notes due in 2027 that are secured by irrevocable letters of credit issued by independent financial institutions. We also entered into a 20-year fiber supply agreement for pulpwood and a 12-year fiber supply agreement for sawtimber. Both agreements are at market prices and are subject to extension.

•	We contributed the notes and irrevocable letters of credit received in connection with the sale of our timberland to two wholly-owned, bankruptcy-remote special purpose entities. On December 3, 2007, the special purpose entities pledged the notes received from the sale of the timberland as collateral for $2.14 billion nonrecourse loans payable in 2027. The net cash proceeds, after alternative minimum and other taxes related to sale of the timberland and transactions costs, were $1.8 billion. We used $1.1 billion of the net cash proceeds to pay a $10.25 per share special cash dividend to our shareholders in December 2007. The remaining $700 million was used to reduce debt. We have concluded that we are the primary beneficiary of these special purpose entities. As a result, we include these special purpose entities in our consolidated financial statements.

•	On December 28, 2007, we completed the spin-off of our real estate segment, Forestar Real Estate Group Inc. (Forestar), and our financial services segment, Guaranty Financial Group Inc. (Guaranty). These spin-offs were effected through tax-free distributions of one share of Forestar and one share of Guaranty for every three shares of Temple-Inland common stock. These spin-offs reduced retained earnings by $1.6 billion. Our financial information has been reclassified to reflect Forestar and Guaranty as discontinued operations for all periods presented.

The transformation plan significantly changed our capital structure and operations. At year-end 2007, Temple-Inland is a manufacturing company focused on corrugated packaging and building products.

Results of Operations for the Years 2007, 2006, and 2005

Summary

Our two key objectives are:

•	Maximizing ROI and

•	Profitably growing our business

We will accomplish our key objectives through execution of our strategic initiatives. Our key strategic initiatives in corrugated packaging are:

•	Maintaining full integration,

•	Driving for low cost through asset utilization and manufacturing excellence,

•	Improving mix and margins through sales excellence, and

•	Growing our business.

Our key strategic initiatives in building products are:

•	Delivering a tailored portfolio of building products,

•	Driving for low cost through manufacturing excellence,

•	Serving growing markets with favorable demographics, and

•	Promoting sales excellence.

In 2007, consistent with our key strategic initiatives:

•	We had record production in our containerboard mills through manufacturing excellence.

•	We continued to drive for low cost.

•	We improved asset utilization in our box plants through manufacturing excellence.

•	We grew our box shipments by one percent through sales excellence (excluding shipments from Performance Sheets, which was sold in August 2006).

A summary of our consolidated results from continuing operations follows:

	For the Year
	2007	2006	2005
	(Dollars in millions, except per share)

Consolidated revenues	$3,926	$4,185	$3,843
Income from continuing operations	1,202	287	18
Income from continuing operations, per diluted share	11.12	2.59	0.16
ROI	7.8%	13.4%	7.2%

In 2007, significant items affecting income from continuing operations included:

•	In connection with our transformation plan, we recognized a $2.053 billion gain on sale of our strategic timberland, and we incurred $109 million in expenses primarily related to early repayment of debt, change of control agreements and other employee payments, and legal and advisory services.

•	We experienced higher prices for our corrugated packaging products; however, we experienced lower prices and volumes for most of our building products.

•	While we continue to see the benefit in our manufacturing operations from our initiatives to lower costs, improve asset utilization, and increase operating efficiencies, the higher cost of recycled fiber used at our containerboard mills offset some of the benefits.

•	We recognized $120 million in charges, including $64 million as a result of the decision to cease production permanently at our Mt. Jewett particleboard facility and $56 million for the settlement of antitrust and other litigation.

In 2006, significant items affecting income from continuing operations included:

•	We continued to see benefits in our manufacturing operations from our initiatives to lower costs, improve asset utilization, and increase operating efficiencies.

•	We experienced improved markets for our corrugated packaging and building products, principally gypsum wallboard and particleboard. We acquired our partner’s 50 percent interest in Standard Gypsum LP in January.

•	Charges related to facility closures and environmental remediation at a paper mill site totaled $12 million.

•	We realized one-time cash gains of $89 million related to the settlement of tax litigation and $42 million related to the Softwood Lumber Agreement entered into between the U.S. and Canada.

In 2005, significant items affecting income from continuing operations included:

•	We continued to see benefits in our manufacturing operations from our initiatives to lower costs, improve asset utilization, and increase operating efficiencies.

•	Charges related to facility closures were $58 million.

•	In connection with the sale of our Canadian MDF facility, we recognized a one-time tax benefit of $16 million.

•	Hurricanes Katrina and Rita adversely affected segment operating income by about $11 million due to production downtime and re-start expenses.

•	Hurricane related losses and other unusual expenses related to litigation and the early repayment of debt totaled $32 million.

Business Segments

As a result of the transformation plan, at year-end 2007, we have two ongoing business segments: corrugated packaging and building products. Timber and timberland, which managed our timber resources, is no longer an active segment as a result of the sale of our timberlands in fourth quarter 2007. Our financial information has been reclassified to reflect the spun-off entities, Forestar and Guaranty, as discontinued operations.

Our operations are affected to varying degrees by supply and demand factors and economic conditions including changes in new housing starts, home repair and remodeling activities, and the strength of the U.S. dollar. Given the commodity nature of our manufactured products, we have little control over market pricing or market demand.

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

A summary of our corrugated packaging results follows:

	For the Year
	2007	2006	2005
	(Dollars in millions)

Revenues	$3,044	$2,977	$2,825
Costs and expenses	(2,757)	(2,722)	(2,705)

Segment operating income	$287	$255	$120

Segment ROI	14.3%	12.5%	5.6%

Hurricanes Katrina and Rita adversely affected 2005 segment operating results by about $10 million principally related to mill production downtime and re-start expenses at our Bogalusa, Louisiana and Orange, Texas linerboard mills.

Fluctuations in product pricing, which includes freight and is net of discounts, and shipments are set forth below:

	Year over Year
	Increase (Decrease)
	2007	2006	2005

Corrugated packaging
Average prices	3%	6%	2%
Shipments, average week(a)	(1)%	(2)%	2%
Industry shipments, average week(b)	(2)%	1%	1%
Linerboard
Average prices	5%	22%	(6)%
Shipments, in thousand tons	(7)	46	(56)

(a)	Excluding the impact of the sale of Performance Sheets in August 2006, our shipments were up one percent in 2007.
(b)	Source: Fibre Box Association

In 2007, corrugated packaging prices and linerboard prices moved higher as a result of price increases implemented in 2006 and 2007. In 2006, corrugated packaging and linerboard prices moved higher reflecting price increases implemented in late 2005 and in 2006.

Linerboard shipments to third parties were slightly lower than in 2006. Linerboard shipments and sales to third parties increased in 2006 due to increased mill production.

Costs and expenses were up one percent in 2007 compared with 2006 and up one percent in 2006 compared with 2005. In 2007, higher raw material costs were partially offset by lower pension and postretirement costs, $8 million in business interruption and other insurance proceeds primarily related to an equipment outage and other operational issues at our mills that occurred in 2006, and cost reductions attributable to the sale of Performance Sheets. Increased mill reliability and efficiency resulted in lower maintenance costs and improved raw material yield and energy usage. In 2006, higher wood fiber and freight costs were partially offset by lower recycled fiber, energy, and healthcare costs.

Fluctuations in our significant cost and expense components included:

	Year over Year
	Increase (Decrease)
	2007	2006	2005
	(In millions)

Wood fiber	$8	$16	$22
Recycled fiber	77	(9)	(6)
Energy, principally natural gas	(1)	(8)	30
Freight	(3)	32	40
Depreciation	(11)	(7)	1
Health care	(1)	(3)	(16)
Pension and postretirement	(12)	(2)	(3)

The costs of our wood and recycled fiber, energy, and freight fluctuate based on the market prices we pay for these commodities. It is likely that these costs will continue to fluctuate in 2008. The decrease in depreciation was principally due to the continued use of fully depreciated assets and the sale of Performance Sheets in August 2006.

Information about our converting facilities and mills follows:

	For the Year
	2007	2006	2005

Number of converting facilities (at year end)	64	64	65
Corrugated packaging shipments, in million tons	3.4	3.4	3.4
Mill production, in million tons	3.6	3.6	3.4
Percent mill production used internally	92%	91%	92%
Percent of total fiber requirements sourced from recycled fiber	36%	34%	36%
Corrugating medium purchases from our Premier Boxboard Limited LLC joint venture, in thousand tons	53	85	68

Building Products

We manufacture lumber, gypsum wallboard, particleboard, medium density fiberboard (MDF), and fiberboard. Our building products segment revenues are principally derived from sales of these products. We also own a 50 percent interest in Del-Tin Fiber LLC, a joint venture that produces MDF at a facility in El Dorado, Arkansas.

In 2006, we purchased our partner’s 50 percent interest in Standard Gypsum LP, a joint venture that produced gypsum wallboard. Results of operations have been consolidated since the date of purchase.

A summary of our building products results follows:

	For the Year
	2007	2006	2005
	Actual	Actual	Actual	Pro forma(a)
	(Dollars in millions)

Revenues	$806	$1,119	$898	$1,095
Costs and expenses	(798)	(898)	(773)	(938)

Segment operating income	$8	$221	$125	$157

Segment ROI	1.4%	37.7%	34.6%	43.5%

(a)	Pro forma to reflect the results of operations from Standard Gypsum LP as if the acquisition occurred at the beginning of 2005.

Fluctuation in product pricing, which includes freight and is net of discounts, and shipments are set forth below:

	Year over Year
	Increase (Decrease)
	2007	2006	2005

Lumber:
Average prices	(13)%	(16)%	5%
Shipments	1%	7%	1%
Gypsum wallboard:
Average prices	(27)%	26%	16%
Shipments	(26)%	132%	12%
Particleboard:
Average prices	2%	15%	(1)%
Shipments	(17)%	(5)%	8%
MDF:
Average prices	1%	5%	(1)%
Shipments	(5)%	(30)%	(20)%

Demand for most products was down due to challenging market conditions in the housing industry. We expect this trend to continue in 2008.

Segment operating income also includes our share of income from our gypsum wallboard joint venture (in 2005) and MDF joint venture of $1 million in 2007, $3 million in 2006, and $28 million in 2005. The operating results from the joint ventures generally fluctuate in relation to the price and shipment changes noted above.

Costs and expenses were down 11 percent in 2007 compared with 2006, and up 16 percent in 2006 compared with 2005. The lower costs in 2007 were primarily driven by lower volumes. The increase in cost in 2006 is primarily attributable to the acquisition of Standard Gypsum LP in January 2006, partially offset by lower wood fiber costs and cost reductions attributable to the sale of our Pembroke MDF facility in June 2005.

Fluctuations in our significant cost and expense components included:

	Year over Year
	Increase (Decrease)
	2007	2006	2005
	(In millions)

Wood fiber	$(32)	$(12)	$19
Energy, principally natural gas	(21)	16	13
Freight	(12)	26	11
Chemicals	(5)	(1)	14
Depreciation	1	9	(3)
Health care	1	(1)	(6)
Pension and postretirement	1	(3)	2

The cost of our fiber, energy, freight, and chemicals fluctuates based on the market prices we pay for these commodities. It is likely that these costs will continue to fluctuate in 2008.

Information about our converting and manufacturing facilities follows:

	For the Year
	2007	2006	2005

Number of converting and manufacturing facilities (at year end)	16	17	17
Average operating rates for all product lines excluding sold or closed facilities:
High	102%	106%	102%
Low	59%	86%	91%
Gypsum facing paper purchases from our Premier Boxboard Limited LLC joint venture, in thousand tons	42	68	71
Percent of gypsum facing paper supplied by our Premier Boxboard Limited LLC joint venture	65%	76%	77%

Markets for our building products continue to be challenging. Production in our converting operations is being reduced to match demand for our products. In December 2007, we permanently ceased production at our Mt. Jewett particleboard manufacturing plant.

Timber and Timberland

Timber and timberland, which managed our timber resources, is no longer an active segment as a result of the sale of timber and timberland in October 2007.

A summary of our timber and timberland results follows:

	For the Year
	2007(a)	2006	2005
	(Dollars in millions)

Revenues	$76	$89	$120
Costs and expenses	(11)	(26)	(48)

Segment operating income	$65	$63	$72

Segment ROI	20.4%	19.5%	18.0%

(a)	Reflects ten months of operating results.

In 2005, we sold about 7,000 acres of timber and timberland to a joint venture in which our former real estate segment owned a 50 percent interest and an unrelated public company owned the other 50 percent. This acreage was sold pursuant to the terms of a long-standing option agreement, which was about to expire. The joint venture intended to hold the land for future development and sale. We recognized about half of the $10 million gain in income in 2005 and recognized the remainder in 2007 when we spun-off our real estate segment. As a result of Hurricane Rita, we recorded a $7 million loss due to damage to our timberland in 2005, which is not included in segment operating income.

Information about our timber harvest follows:

	For the Year
	2007(a)	2006	2005

Timber harvest, in million tons:
Sawtimber	2.1	2.6	2.4
Pulpwood	2.9	3.4	3.3

	5.0	6.0	5.7

(a)	Reflects ten months of operating results.

Income and Expenses Not Allocated to Segments

Unallocated income and expenses represent expenses managed on a company-wide basis and include corporate general and administrative expense, share-based compensation, other operating and non-operating income (expense), and interest income and expense.

The decrease in general and administrative expense in 2007 was principally due to a decrease in incentive compensation. Incentive compensation fluctuates based on changes in ROI.

Our share-based compensation fluctuates because a significant portion of our share-based awards are cash based and are affected by changes in the market price of our common stock. Based on our current expectations, it is likely that share-based compensation expense for 2008 will be in the range of $20 million to $30 million.

Other operating income (expense) not allocated to business segments consists of:

	For the Year
	2007	2006	2005
	(In millions)

Transformation costs	$(69)	$—	$—
Closure and sale of converting and production facilities and sale of non-strategic assets	(55)	(4)	(50)
Litigation	(56)	(6)	(13)
Environmental remediation	(9)	(8)	(3)
Softwood Lumber Agreement	—	42	—
Hurricane related costs and, in 2006, related insurance proceeds	—	2	(16)
Other	1	—	(3)

	$(188)	$26	$(85)

We continue our efforts to enhance return on investment by lowering costs, improving operating efficiencies, and increasing asset utilization. As a result, we continue to review operations that are unable to meet return objectives and determine appropriate courses of action, including possibly consolidating and closing facilities and selling under-performing assets. In 2007, we permanently ceased production at our particleboard plant in Mt. Jewett, Pennsylvania and recognized a $64 million charge, primarily related to the present value of remaining lease payments under our long-term operating lease of the plant and impairment of the related equipment.

Also, in December 2007, we resolved most of the remaining claims regarding an alleged violation of Section 1 of the Sherman Act and recognized a charge of $46 million. We are also defending two cases in California state court alleging violations of that state’s on-duty meal break laws. In 2007, we settled three additional meal break cases.

In 2006, the U.S. and Canada entered into the Softwood Lumber Agreement, which provided for the refund to domestic lumber producers of a portion of duties previously collected by the U.S. government. Our portion of this refund was $42 million.

Other non-operating income (expense) includes $40 million of expenses associated with the early repayment of debt in 2007 and a gain of $89 million related to the settlement of tax litigation in 2006.

Net interest income on financial assets and nonrecourse financial liabilities of special purpose entities relates to interest income on the $2.38 billion of notes received from the sale of our timberland in October 2007 and interest expense on the $2.14 billion of borrowings secured by a pledge of the notes receivable in December 2007. The notes receivable were contributed to and the borrowings were made by two wholly-owned, bankruptcy-remote special purpose entities, which we consolidate for financial reporting purposes. The borrowings are nonrecourse to us.

The change in interest expense in 2007 was due to lower average levels of debt outstanding compared with 2006. At year-end 2007, we had $0.9 billion of debt with fixed interest rates that averaged 7.08 percent. This compares with $1.4 billion of debt with fixed interest rates that averaged 7.02 percent and $0.2 billion of debt with variable interest rates that averaged 5.88 percent at year-end 2006.

Income Taxes

Our effective tax rate, which is income tax expense (benefit) as a percentage of income from continuing operations before taxes, was 39 percent in 2007, 26 percent in 2006, and (64) percent in 2005. These rates reflect in 2007, non-deductible transformation related expenses, one-time tax benefit of $3 million related to changes to the State of Texas margin tax and a $4 million benefit from the resolution of state tax matters; in 2006, one-time benefits resulting from settlement of tax litigation with the U.S. Government and the new State of Texas margin tax; and in 2005, a one-time benefit related to the sale of a foreign subsidiary.

We anticipate that our effective tax rate in 2008 will approximate 40 percent.

Discontinued Operations

On December 28, 2007, we spun off to our shareholders in tax free distributions, our real estate segment and financial services segment, which included certain real estate and minerals activities in our timber and timberland segment.

As a result, we report the results of operations of these segments as discontinued operations. Expenses allocated to these discontinued operations included interest expense of $7 million in 2007, $4 million in 2006, and none in 2005 and share-based compensation expense of $7 million in 2007, $8 million in 2006, and $5 million in 2005.

In addition, on August 31, 2007 we sold our previously acquired chemical operations. We received cash proceeds of $1 million and recognized a pre-tax loss of $6 million on the sale.

A summary of earnings from our discontinued operations follows:

	For the Year
	2007	2006	2005
	(In millions)

Real estate income before taxes	$41	$83	$59
Financial services income before taxes	138	204	192
Chemical operations and other(a)	(13)	(2)	1

Income from discontinued operations before taxes	166	285	252
Income tax expense	(63)	(104)	(94)

Discontinued operations	$103	$181	$158

(a)	2007 includes a $6 million charge for environmental remediation.

Average Shares Outstanding

Average shares outstanding and average diluted shares outstanding decreased in 2007, 2006, and 2005 due to the effects of share repurchases in 2006 and 2005.

Capital Resources and Liquidity

Sources and Uses of Cash

Cash from operations was $296 million in 2007, $780 million in 2006, and $508 million in 2005.

We operate in cyclical industries and our operating cash flows vary accordingly. Our principal operating cash requirements are for compensation, wood and recycled fiber, energy, interest, and taxes. We experienced improved pricing and shipments for most of our products in 2006 and 2005, but experienced deterioration in pricing and volume for our building products in 2007 due to challenging conditions in the housing market. Working capital is subject to cyclical operating needs, the timing of collection of receivables and the payment of payables and expenses and, to a lesser extent, to seasonal fluctuations in our operations.

	For the Year
	2007	2006	2005
	(In millions)

We received cash from:
Operations	$296	$649	$508
Tax litigation settlement, net	—	89	—
Softwood Lumber Agreement payments	—	42	—

From operations	296	780	508
Exercise of options and in 2005 the settlement of equity purchase contracts	35	57	393
Nonrecourse borrowing secured by financial assets of special purpose entities (net of costs of $4 million)	2,136	—	—
Borrowings, net	—	40	13
Other	36	64	45

Total sources	2,503	941	959

We used cash to:
Reduce borrowings, net (including $38 million of debt tender premium)	(780)	—	—
Return to shareholders through:
Dividends	(1,212)	(108)	(102)
Repurchase of common stock	(24)	(318)	(527)
Reinvest in the business through:
Capital expenditures	(237)	(204)	(220)
Acquisition, joint ventures, and other	(21)	(149)	(23)

Total uses	(2,274)	(779)	(872)
Discontinued operations, net	(32)	(132)	(96)

Change in cash and cash equivalents	$197	$30	$(9)

We issued 1,009,246 net shares of common stock in 2007; 1,736,335 net shares of common stock in 2006; and 1,833,688 net shares in 2005 to employees exercising options. In addition, in 2005, we issued 10,875,739 shares of our common stock and received $345 million in cash in conjunction with the final settlement of our Upper DECS(sm) equity purchase contracts.

We paid cash dividends to shareholders of $11.37 per share in 2007 including a special dividend of $10.25 per share, $1.00 per share in 2006, and $0.90 per share in 2005. On February 1, 2008, our Board of Directors declared a regular quarterly dividend of $0.10 per share payable on March 14, 2008.

From February 2005 through year-end 2007, our Board of Directors approved repurchase programs aggregating 29.0 million shares. As of year-end 2007, we had repurchased 22.4 million shares under these programs. In 2007, we initiated no share purchases, but we settled $24 million of share purchases that were initiated in fourth quarter 2006. As of year-end 2007, there are 6.6 million shares remaining under current repurchase authorizations.

Capital expenditures and timberland reforestation were 111 percent of depreciation and amortization in 2007, 91 percent in 2006, and 101 percent in 2005. Most of the 2007 expenditures relate to initiatives to increase reliability and efficiency at our linerboard mills and increase asset utilization in our converting facilities. Capital expenditures are expected to approximate $195 million in 2008, or about 97 percent of expected 2008 depreciation and amortization.

In 2007, we reduced our outstanding debt by $742 million, principally with proceeds from the transactions related to our transformation plan. In 2006, we used $150 million of our credit facilities to fund the purchase of the remaining 50 percent interest in Standard Gypsum LP. Following the purchase, we paid off $56 million of the venture’s long-term debt, of which $28 million was related to the purchased interest. In 2005, market conditions provided the opportunity to lengthen our debt maturity profile in a cost effective manner. As a result, we issued $250 million of debt due in 2016 and $250 million of debt due in 2018. The proceeds were used to refinance debt due in 2006 and 2007.

Liquidity and Contractual Obligations

At year-end 2007 our contractual obligations consist of:

	Payments Due or Expiring by Year
	Total	2008	2009-10	2011-12	Thereafter
	(In millions)

Long-term debt (including current maturities)(a)	$855	$13	$35	$294	$513
Nonrecourse financial liabilities of special purposes entities(a)	2,140	—	—	—	2,140
Less, related financial assets of special purpose entities(a)	(2,140)	—	—	—	(2,140)
Principal portion of capital lease obligations(a)	188	—	—	—	188
Less, related municipal bonds we own(a)	(188)	—	—	—	(188)
Contractual interest payments on fixed- rate, long-term debt and capital lease obligations, net of interest on related municipal bonds we own	437	60	117	116	144
Operating leases(b)	222	38	61	40	83
Purchase obligations(c)	3,173	265	445	441	2,022
Other long-term liabilities(a)	37	7	21	2	7

	$4,724	$383	$679	$893	$2,769

(a)	Denotes items included on our balance sheet.

(b)
In 2007, we recorded an impairment charge related to a long-term operating lease. As a result, $60 million present value of our future operating lease payments are included on our balance sheet, of which, $3 million is in current liabilities and $57 million in other long-term liabilities.

(c)
In 2007, we entered into a 20-year fiber supply agreement for pulpwood and a 12-year fiber supply agreement for sawtimber, the terms of which are both subject to extension. These purchase obligations are valued at year-end 2007 market prices, however, our actual future purchases will be at the then current market price.

Our sources of short-term funding are our operating cash flows and borrowings under our credit agreements and accounts receivable securitization facility. Our contractual obligations due in 2008 will likely be repaid from our operating cash flow or from our unused borrowing capacity. At year-end 2007, we had $1.067 billion in unused borrowing capacity under our committed credit agreements and accounts receivable securitization facility:

		Accounts
	Committed	Receivable
	Credit	Securitization
	Agreements	Facility	Total
	(In millions)

Committed	$835	$247	$1,082
Less: borrowings and commitments	(14)	(1)	(15)

Unused borrowing capacity at year-end 2007	$821	$246	$1,067

Our committed credit agreements include a $750 million revolving credit facility that expires in 2011. The remainder of the committed agreements expire between 2008 and 2010.

Our accounts receivable securitization facility expires in 2010. Under this facility, a wholly-owned, bankruptcy-remote subsidiary purchases, on an on-going basis, substantially all of our trade receivables. As we need funds, the subsidiary draws under its revolving credit agreement, pledges the trade receivables as collateral, and remits the proceeds to us. In the event of liquidation of the subsidiary, its creditors would be entitled to satisfy their claims from the subsidiary’s pledged receivables prior to distributions back to us. We included this subsidiary in our consolidated financial statements.

Our debt agreements, accounts receivable securitization facility, and credit agreements contain terms, conditions, and financial covenants customary for such agreements including minimum levels of interest coverage and limitations on leverage. At year-end 2007, we had complied with the terms, conditions, and financial covenants of these agreements. None of our credit agreements or the accounts receivable securitization facility are restricted as to availability based on the ratings of our long-term debt. Under the terms of our Senior Notes due 2016 and Senior Notes due 2018, the interest rate on the notes automatically adjusts if our long-term debt rating is decreased below investment grade by Moody’s Investor Services, Inc. (Moody’s) or Standard and Poor’s Rating Services, a division of McGraw-Hill, Inc. (S&P). The interest rate on these notes was increased 25 basis points during third quarter 2007 following a change in our long-term debt rating by Moody’s. In addition, as required by our operating lease agreements for our particleboard and MDF facilities in Mt. Jewett, Pennsylvania, we provided an $11 million letter of credit to support a portion of our obligations due to this change in our long-term debt rating. Our long-term debt is currently rated BBB- by S&P and Ba1 by Moody’s. At year-end 2007, property and equipment having a book value of $2 million were subject to liens in connection with $14 million of debt.

Operating leases represent pre-tax obligations and include $146 million for the lease of particleboard and MDF facilities in Mt. Jewett, Pennsylvania, which expire in 2019. The rest of our operating lease obligations are for facilities and equipment. As a result of an impairment charge in 2007, $60 million present value of our operating lease obligations is included on our balance sheet, of which $3 million is in current liabilities and $57 million is in other long-term liabilities.

In 2007, we received $2.38 billion in notes from the sale of timberland, which we contributed to two wholly-owned, bankruptcy-remote special purpose entities. The notes are secured by irrevocable letters of credit and are due in 2027. The special purpose entities pledged the notes and irrevocable letters of credit to secure $2.14 billion nonrecourse loans payable in 2027. In the event of liquidation of the special purpose entities, these creditors would be entitled to satisfy their claims from the pledged notes and irrevocable letters of credit prior to distributions back to us. We include these special purpose entities in our consolidated financial statements.

In the 1990’s, we entered into two sale-lease back transactions of production facilities with municipalities. We entered into these transactions to mitigate property and similar taxes associated with these facilities. The municipalities purchased these facilities from us for $188 million, our carrying value, and we leased the facilities back from the municipalities under lease agreements, which expire in 2022 and 2025. Concurrently, we purchased $188 million of interest-bearing bonds issued by these municipalities. The bond terms are identical to the lease terms, are secured by payments under the capital lease obligations, and the municipalities are obligated only to the extent the underlying lease payments are made by us. The interest rate implicit in the leases is the same as the interest rate on the bonds. As a result, the present value of the capital lease obligations is $188 million, the same as the principal amount of the bonds. Since there is no legal right of offset, the $188 million of bonds are included in other assets and the $188 million present value of the capital lease obligations are included in other long-term liabilities. There is no net effect from these transactions as we are in substance both the obligor on, and the holder of, the bonds.

Purchase obligations are market priced obligations principally for pulpwood, timber, and gypsum used in our manufacturing and converting processes and for major committed capital expenditures.

We have other long-term liabilities, principally liabilities for pension and postretirement benefits, unrecognized tax benefits, and deferred income taxes that are not included in the table because they do not have scheduled maturities.

At year-end 2007, the liability for pension benefits was $119 million and the liability for postretirement benefits was $137 million. We expect our 2008 voluntary, discretionary contributions to our defined benefit pension plan to approximate 2008 service cost, which is estimated to be about $30 million. In addition, we have amended our supplemental defined benefit pension plan to allow for lump-sum settlements at the time of retirement. We offered a one-time window for our current retirees to take a lump-sum distribution in January 2008. We expect these lump-sum payments to aggregate $42 million in 2008. We also estimate that we will be required to pay in the range of $17 million to $20 million per year over the next five years to fund payments to participants of our supplemental defined benefit plan and retiree health care claims. Please read Pension, Postretirement Medical and Health Care Matters for additional information.

At year-end 2007, our net deferred income tax liability was $663 million, including $286 million of alternative minimum tax credits related to the 2007 sale of our timberland. We do not expect any significant changes in our deferred tax liability in 2008. We expect our cash tax rate in 2008 to be below 20 percent compared with 15 percent in 2007. The cash tax rate is impacted by utilization of our alternative minimum tax credits and deductions for 2008 payments associated with our 2007 transformation.

We have interest rate derivative instruments outstanding at year-end 2007. These interest rate instruments expire in 2008. They are non-exchange traded and are valued using either third-party resources or models. At year-end 2007, the aggregate fair value of our interest rate instruments was a $1 million liability.

Off-Balance Sheet Arrangements

From time to time, we enter into off-balance sheet arrangements to facilitate our operating activities. At year-end 2007, our off-balance sheet unfunded arrangements, excluding contractual interest payments, operating leases, and purchase and other obligations included in the table of contractual obligations, consisted of:

	Expiring by Year
	Total	2008	2009-10	2011-12	Thereafter
	(In millions)

Joint venture guarantees	$70	$18	$52	$—	$—
Performance bonds and recourse obligations	56	56	—	—	—

	$126	$74	$52	$—	$—

We participate in two joint ventures engaged in manufacturing and selling paper and building products. Our partner in each of these ventures is a publicly-held company unrelated to us. At year-end 2007, these ventures had $85 million in long-term debt and $6 million of debt included in current maturities, along with various letters of credit. We guaranteed $70 million of the joint ventures’ debt service obligations and letters of credit. Our joint venture partners also provided guarantees and letters of credit. Generally we would be called upon to fund the guarantees due to the lack of specific performance by the joint ventures, such as non-payment of debt.

Performance bonds and recourse obligations are primarily for workers’ compensation and general liability claims.

Pension, Postretirement Medical and Health Care Matters

Our non-cash defined benefit pension expense was $35 million in 2007, $46 million in 2006, and $49 million in 2005. For the year 2008, we expect our non-cash defined benefit pension expense to be about $37 million. We also expect a one-time expense of $15 million related to lump sum settlements of supplemental benefits.

For accounting purposes, we measure the projected benefit obligation of our defined benefit plans and value the plan assets as of year-end 2007 to determine the funded status. The funded status is included on our balance sheet. At year-end 2007, the funded status of our defined benefit plans was a liability of $119 million compared with a liability of $231 million at year-end 2006. The change was principally due to an increase in the discount rate, a better than expected return on plan assets, and an increase in plan assets due in part to the $60 million of voluntary, discretionary contributions we made in 2007. Unrecognized actuarial losses, which are included in accumulated other comprehensive income and principally represent the delayed recognition of changes in the assumed discount rate and differences between expected and actual returns, were $166 million at year-end 2007 and $253 million at year-end 2006. These losses will be recognized over the average remaining service period of our current employees, which is about nine years. We expect about $5 million of these losses will be recognized in 2008, compared with $14 million recognized in 2007.

We did not have any ERISA cash-funding requirement in 2007, and we expect our cash-funding requirement to be minimal in 2008. We made voluntary, discretionary contributions of $60 million to the defined benefit plan in 2007. We expect our 2008 voluntary, discretionary contributions to our defined benefit plan to approximate 2008 service cost, which is estimated to be about $30 million. Passage of the Pension Protection Act of 2006, which requires a minimum level of annual funding, is not expected to affect significantly our annual cash contributions.

The benefits payable from our defined benefit plan are a series of fixed monthly retirement payments. On an annual basis an actuarial assessment of the estimated amount and timing of these retirement payments is performed. The actuarial estimate is subject to variability due to changes in key assumptions regarding future wage inflation, participant mortality and other actuarial risks. Prior to the date of retirement, our obligation is to accumulate funds in our qualified plan sufficient to meet these related benefit payments. The weighted average timeframe of the retirement payments is generally in the 10-15 year range.

The benefit obligation, which is the present value of the estimated retirement payments, conceptually is very similar to the fair value of a portfolio of long-term bonds. The funded status of our benefit obligation that is matched by long-term bonds of similar duration should remain relatively unchanged even if long-term interest rates change.

In the last two months of 2007, we transitioned to a more matched position between our assets and liabilities in our qualified defined benefit plan. This action is expected to reduce the volatility of our defined benefit expense and our funding requirements. As a result, our expected long-term rate of return for 2008 expense is 6.875 percent compared with the 2007 rate of 8 percent. The lower expected long-term rate of return reflects the higher allocation of invested funds in fixed income securities that better match our defined benefit obligation.

For accounting purposes we measure the postretirement medical plans projected benefit obligation as of year-end 2007 to determine the funded status. At year-end 2007, the funded status of these plans was a liability of $137 million compared with $135 million at year-end 2006.

About 26 percent of our employees participated in a consumer driven health plan in 2007 compared with 29 percent in 2006. In 2007, the total cost of providing health benefits was about $88 million of which we incurred $57 million and our employees incurred $31 million. In 2006, the total cost of providing health benefits was about $97 million of which we incurred $67 million and our employees incurred $30 million.

Energy and the Effects of Inflation

Energy costs decreased $22 million in 2007, increased $8 million in 2006, and increased $43 million in 2005. The decrease in 2007 is primarily attributable to reduced production because of the decreased demand for our building products as a result of the declines in the housing industry. The increase in energy costs for 2006 is primarily attributable to the acquisition of Standard Gypsum LP in January 2006. Our energy costs fluctuate based on the market prices we pay. We hedge very little of our energy needs. It is likely that these costs will continue to fluctuate in 2008.

Inflationary increases in compensation and certain input costs such as fiber, energy and freight have had a negative impact on our operating results. However, we have managed to partially offset the impact of inflation through increased productivity. Our fixed assets are, and our timber and timberland were, carried at historical costs. If carried at current replacement costs, depreciation expense and the cost of timber cut or timberland sold would have been significantly higher than what we reported.

Environmental Protection

Our operations are subject to federal, state, and local provisions regulating discharges into the environment and otherwise related to the protection of the environment. Compliance with these provisions requires us to invest substantial funds to modify facilities to assure compliance with applicable environmental regulations. A more detailed discussion regarding our compliance with environmental regulation can be found in Business — Environmental Regulation.

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

Calculation of Non-GAAP Financial Measures

		Corrugated	Building	Timber and
	Consolidated	Packaging	Products	Timberland
	(Dollars in millions)

Year 2007
Return:
Segment operating income determined in accordance with GAAP	$360	$287	$8	$65
Expenses not allocated to segments:
General and administrative	(100)	N/A	N/A	N/A
Share-based compensation	(34)	N/A	N/A	N/A

	$226	$287	$8	$65

Investment:
Beginning of year total assets or segment assets determined in accordance with GAAP	$20,474	$2,275	$638	$330
Adjustments:
Current liabilities (excluding current portion of long-term debt)	(550)	(271)	(76)	(11)
Assets of discontinued operations	(16,847)	N/A	N/A	N/A
Municipal bonds related to capital leases included in other assets	(188)	N/A	N/A	N/A

	$2,889	$2,004	$562	$319

ROI	7.8%	14.3%	1.4%	20.4%
Year 2006
Return:
Segment operating income determined in accordance with GAAP	$539	$255	$221	$63
Expenses not allocated to segments:
General and administrative	(107)	N/A	N/A	N/A
Share-based compensation	(38)	N/A	N/A	N/A

	$394	$255	$221	$63

Investment:
Beginning of year total assets or segment assets determined in accordance with GAAP	$21,630	$2,308	$456	$333
Adjustments:
Current liabilities (excluding current portion of long-term debt)	(476)	(269)	(66)	(10)
Assets of discontinued operations	(18,219)	N/A	N/A	N/A
Municipal bonds related to capital leases included in other assets	(188)	N/A	N/A	N/A
Acquisition of Standard Gypsum LP in January 2006	196	N/A	196	N/A

	$2,943	$2,039	$586	$323

ROI	13.4%	12.5%	37.7%	19.5%
Year 2005
Return:
Segment operating income determined in accordance with GAAP	$317	$120	$125	$72
Expenses not allocated to segments:
General and administrative	(91)	N/A	N/A	N/A
Share-based compensation	(21)	N/A	N/A	N/A

	$205	$120	$125	$72

Investment:
Beginning of year total assets or segment assets determined in accordance with GAAP	$20,144	$2,448	$423	$409
Adjustments:
Current liabilities (excluding current portion of long-term debt)	(503)	(323)	(62)	(9)
Assets of discontinued operations	(16,622)	N/A	N/A	N/A
Municipal bonds related to capital leases included in other assets	(188)	N/A	N/A	N/A

	$2,831	$2,125	$361	$400

ROI	7.2%	5.6%	34.6%	18.0%

Statistical and Other Data

Revenues and unit sales, excluding joint venture operations, follows:

	For the Year
	2007	2006	2005
	(Dollars in millions)

Revenues
Corrugated Packaging
Corrugated packaging	$2,905	$2,841	$2,728
Linerboard	139	136	97

	$3,044	$2,977	$2,825

Building Products
Pine lumber	$244	$278	$312
Particleboard	181	214	195
Gypsum wallboard(a)	228	420	143
Medium density fiberboard(a)	62	65	87
Fiberboard	52	72	83
Other	39	70	78

	$806	$1,119	$898

Timber and Timberland
Fiber and other	$76	$89	$120

Unit sales
Corrugated Packaging
Corrugated packaging, thousands of tons	3,351	3,371	3,437
Linerboard, thousands of tons	303	310	264

	3,654	3,681	3,701

Building Products
Pine lumber, million board feet	838	829	777
Particleboard, million square feet	506	609	640
Gypsum wallboard, million square feet(a)	1,475	1,990	859
Medium density fiberboard, million square feet(a)	135	142	202
Fiberboard, million square feet	288	362	431

(a)
Comparisons of revenue and unit sales of gypsum wallboard are affected by the 2006 acquisition of our partner’s interest in Standard Gypsum LP. Comparisons for MDF are affected by the sale of the Pembroke facility in second quarter 2005.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our current level of interest rate risk is primarily due to our variable-rate, long-term debt and financial assets and nonrecourse financial liabilities of special purpose entities. The following table illustrates the estimated effect on our pre-tax income of immediate, parallel, and sustained shifts in interest rates for the next 12 months at year-end 2007, with comparative year-end 2006 information. These estimates assume that debt reductions from contractual payments will be replaced with short-term, variable-rate debt; however, that may not be the financing alternative we choose to follow.

	Increase (Decrease) in
Change in	Income Before Taxes
Interest Rates	At Year-End 2007	At Year-End 2006
	(In millions)

+2%	$(4)	$(3)
+1%	(2)	(2)
−1%	2	2
−2%	4	4

Interest rate changes impact earnings due to the resulting increase or decrease in the cost of our variable-rate, long-term debt. The interest rate sensitivity change from year-end 2006 is due to a decrease in variable-rate debt. Additionally, changes in interest rates will affect the value of our interest rate swap agreements (currently $50 million notional amount). We believe that any changes in the value of these agreements would not be significant.

Foreign Currency Risk

We do not have significant exposure to foreign currency fluctuations on our financial instruments because most of these instruments are denominated in U.S. dollars.

Commodity Price Risk

From time to time we use commodity derivative instruments to mitigate our exposure to changes in product pricing and manufacturing costs. These instruments cover a small portion of our volume and range in duration from three months to three years. Considering the fair value of these instruments at year-end 2007, we believe the potential loss in fair value resulting from a hypothetical ten percent change in the underlying commodity prices would not be significant.

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

Management is required by paragraph (c) of Rule 13a-15 of the Securities Exchange Act of 1934, as amended, to assess the effectiveness of our internal control over financial reporting as of each year end. In making this assessment, management used the Internal Control — Integrated Framework issued in July 1994 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Management conducted the required assessment of the effectiveness of our internal control over financial reporting as of year end. Based upon this assessment, management believes that our internal control over financial reporting is effective as of year-end 2007.

Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this Form 10-K, has also audited our internal control over financial reporting. Their attestation report follows this report of management.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Temple-Inland Inc.:

We have audited Temple-Inland Inc’s internal control over financial reporting as of December 29, 2007 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Temple-Inland Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting including in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Temple-Inland Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 29, 2007 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Temple-Inland Inc. and subsidiaries as of December 29, 2007 and December 30, 2006 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 29, 2007 and our report dated February 25, 2008 expressed an unqualified opinion thereon.

Ernst & Young LLP

Austin, Texas
February 25, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Temple-Inland Inc.:

We have audited the accompanying consolidated balance sheets of Temple-Inland Inc. and subsidiaries as of December 29, 2007 and December 30, 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 29, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Temple-Inland Inc. and subsidiaries at December 29, 2007 and December 30, 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 29, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the Consolidated Financial Statements, in 2006, the Company changed its method of accounting for the funded status of defined pension and other postretirement benefit plans, and in 2007 the Company changed the measurement date for measuring the funded status of defined pension and other postretirement benefit plans. Additionally, during 2007 the Company changed its method of accounting for and disclosure of uncertainties associated with certain aspects of measurement and recognition of income taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Temple-Inland Inc.’s internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2008 expressed an unqualified opinion thereon.

Ernst & Young LLP

Austin, Texas
February 25, 2008

TEMPLE-INLAND INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	At Year-End
	2007	2006
	(In millions)

ASSETS
Current Assets
Cash and cash equivalents	$227	$30
Trade receivables, net of allowance for doubtful accounts of $14 in 2007 and $14 in 2006	433	452
Inventories:
Work in process and finished goods	116	109
Raw materials	224	211
Supplies and other	121	115

Total inventories	461	435
Deferred tax asset	99	61
Prepaid expenses and other	57	60

Total current assets	1,277	1,038
Timber and Timberland	—	315
Property and Equipment
Land and buildings	641	637
Machinery and equipment	3,423	3,400
Construction in progress	120	82
Less allowances for depreciation	(2,552)	(2,491)

Total property and equipment	1,632	1,628
Financial Assets of Special Purpose Entities	2,383	—
Goodwill	365	365
Assets of Discontinued Operations	—	16,847
Other Assets	285	281

TOTAL ASSETS	$5,942	$20,474

LIABILITIES
Current Liabilities
Accounts payable	$244	$229
Accrued employee compensation and benefits	108	126
Accrued interest	31	32
Accrued property taxes	11	19
Accrued income taxes	258	—
Other accrued expenses	173	129
Current portion of long-term debt	3	13
Current portion of pension and postretirement benefits	62	15

Total current liabilities	890	563
Long-Term Debt	852	1,584
Nonrecourse Financial Liabilities of Special Purpose Entities	2,140	—
Deferred Tax Liability	762	244
Liability for Pension Benefits	71	229
Liability for Postretirement Benefits	123	122
Liabilities of Discontinued Operations	—	15,291
Other Long-Term Liabilities	324	252

TOTAL LIABILITIES	5,162	18,285

SHAREHOLDERS’ EQUITY
Preferred stock — par value $1 per share: authorized 25,000,000 shares; none issued	—	—
Common stock — par value $1 per share: authorized 200,000,000 shares; issued 123,605,344 shares in 2007 and 2006, including shares held in the treasury	124	124
Additional paid-in capital	475	468
Accumulated other comprehensive loss	(139)	(191)
Retained earnings	987	2,501
Cost of shares held in the treasury: 17,464,189 shares in 2007 and 18,754,907 shares in 2006	(667)	(713)

TOTAL SHAREHOLDERS’ EQUITY	780	2,189

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,942	$20,474

Please read the notes to consolidated financial statements.

TEMPLE-INLAND INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Year
	2007	2006	2005
	(In millions)

NET REVENUES	$3,926	$4,185	$3,843

COSTS AND EXPENSES
Cost of sales	(3,390)	(3,476)	(3,382)
Selling	(112)	(107)	(97)
General and administrative	(197)	(214)	(198)
Gain on sale of timberland	2,053	—	—
Other operating income (expense)	(189)	32	(46)

	(1,835)	(3,765)	(3,723)

OPERATING INCOME	2,091	420	120
Other non-operating income (expense)	(35)	93	—
Interest income on financial assets of special purpose entities	19	—	—
Interest expense on nonrecourse financial liabilities of special purpose entities	(9)	—	—
Interest expense on debt	(111)	(123)	(109)

INCOME FROM CONTINUING OPERATIONS BEFORE TAXES	1,955	390	11
Income tax expense	(753)	(103)	7

INCOME FROM CONTINUING OPERATIONS	1,202	287	18
Discontinued operations	103	181	158

NET INCOME	$1,305	$468	$176

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	106.0	108.8	112.6
Diluted	108.1	110.8	114.5
EARNINGS PER SHARE
Basic:
Income from continuing operations	$11.33	$2.64	$0.16
Discontinued operations	0.98	1.66	1.40

Net income	$12.31	$4.30	$1.56

Diluted:
Income from continuing operations	$11.12	$2.59	$0.16
Discontinued operations	0.96	1.63	1.38

Net income	$12.08	$4.22	$1.54

Please read the notes to consolidated financial statements.

TEMPLE-INLAND INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year
	2007	2006	2005
	(In millions)

CASH PROVIDED BY (USED FOR) OPERATIONS
Net income	$1,305	$468	$176
Adjustments:
Gain on sale of timberland	(2,053)	—	—
Impairments	64	—	24
Loss on early payment of debt	40	—	—
Loss on sale of Pembroke	—	—	25
Depreciation and amortization	214	225	218
Non-cash share-based compensation	39	38	26
Non-cash pension and postretirement expense	44	56	58
Cash contribution to pension and postretirement plans	(80)	(76)	(76)
Deferred income taxes	435	34	40
Earnings of joint ventures	(5)	(11)	(39)
Dividends from joint ventures	8	12	43
Tax benefit of stock options exercised	—	—	7
Other	14	18	16
Changes in:
Receivables	19	(28)	(16)
Inventories	(30)	(10)	—
Accounts payable and accrued expenses	274	32	4
Prepaid expenses and other	8	22	2

	296	780	508

CASH PROVIDED BY (USED FOR) INVESTING
Capital expenditures	(225)	(187)	(192)
Reforestation and net acquisition of timber and timberland	(12)	(17)	(28)
Sale of timberland	(21)	—	—
Sales of non-strategic assets and operations and proceeds from sale of property and equipment	24	64	45
Acquisitions, net of cash acquired, and joint ventures	(5)	(148)	(5)
Other	4	1	2

	(235)	(287)	(178)

CASH PROVIDED BY (USED FOR) FINANCING
Nonrecourse borrowing secured by financial assets of special purpose entities	2,140	—	—
Payments of debt	(567)	(47)	(502)
Borrowings under accounts receivable securitization facility, net	(163)	133	15
Borrowings under revolving credit facility, net	(12)	(56)	—
Change in book overdrafts	13	2	(13)
Fees associated with debt	(42)	—	—
Other additions to debt	—	10	500
Cash dividends paid to shareholders	(1,212)	(108)	(102)
Repurchase of common stock	(24)	(318)	(527)
Exercise of options	20	47	48
Tax benefit of stock options exercised	15	10	—
Settlement of equity purchase contracts	—	—	345
Other	—	(4)	(7)

	168	(331)	(243)

CASH PROVIDED BY (USED FOR) DISCONTINUED OPERATIONS
Net cash provided by (used for) operating activities	(33)	255	78
Net cash provided by (used for) investing activities	(619)	1,056	(1,785)
Net cash provided by (used for) financing activities	620	(1,443)	1,611

	(32)	(132)	(96)

Effect of exchange rate changes on cash and cash equivalents	—	—	—
Net increase (decrease) in cash and cash equivalents	197	30	(9)
Cash and cash equivalents at beginning of year	30	—	9

Cash and cash equivalents at year-end	$227	$30	$—

Please read the notes to consolidated financial statements.

TEMPLE-INLAND INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Accumulated
		Additional	Other
	Common	Paid-In	Comprehensive	Retained	Treasury
	Stock	Capital	Income / (Loss)	Earnings	Stock	Total
	(In millions)

Balance at year-end 2004	$123	$350	$(192)	$2,067	$(241)	$2,107
Comprehensive income, net of tax:
Net income	—	—	—	176	—	176
Unrealized gains/(losses) on securities	—	—	(3)	—	—	(3)
Defined benefits	—	—	3	—	—	3
Foreign currency translation adjustment	—	—	4	—	—	4
Derivative financial instruments	—	—	(1)	—	—	(1)

Comprehensive income for the year 2005						179

Dividends paid on common stock — $0.90 per share	—	—	—	(102)	—	(102)
Share-based compensation, net of distributions — 578,774 shares	—	13	—	—	19	32
Exercise of stock options — 1,833,688 net shares	—	—	—	—	48	48
Tax benefit from exercise of stock options	—	7	—	—	—	7
Settlement of equity purchase contracts — 10,875,739 shares	1	75	—	—	269	345
Repurchase of common stock — 14,500,000 shares	—	—	—	—	(536)	(536)

Balance at year-end 2005	$124	$445	$(189)	$2,141	$(441)	$2,080

Comprehensive income, net of tax:
Net income	—	—	—	468	—	468
Unrealized gains/(losses) on securities	—	—	(1)	—	—	(1)
Defined benefits	—	—	57	—	—	57
Foreign currency translation adjustment	—	—	(2)	—	—	(2)
Derivative financial instruments	—	—	1	—	—	1

Comprehensive income for the year 2006						523

Dividends paid on common stock — $1.00 per share	—	—	—	(108)	—	(108)
Share-based compensation, net of distributions — 10,289 shares	—	28	—	—	(1)	27
Exercise of stock options — 1,736,335 net shares	—	(15)	—	—	62	47
Tax benefit from exercise of stock options	—	10	—	—	—	10
Repurchase of common stock — 7,850,000 shares	—	—	—	—	(333)	(333)
Adoption of SFAS No. 158, net of tax	—	—	(57)	—	—	(57)

Balance at year-end 2006	$124	$468	$(191)	$2,501	$(713)	$2,189

Comprehensive income, net of tax:
Net income	—	—	—	1,305	—	1,305
Unrealized gains/(losses) on securities	—	—	(36)	—	—	(36)
Defined benefits	—	—	53	—	—	53
Foreign currency translation adjustment	—	—	—	—	—	—
Derivative financial instruments	—	—	—	—	—	—

Comprehensive income for the year 2007						1,322

Regular dividends paid on common stock — $1.12 per share	—	—	—	(118)	—	(118)
Special dividend paid on common stock — $10.25 per share	—	—	—	(1,094)	—	(1,094)
Share-based compensation, net of distributions — 281,472 shares	—	2	—	—	16	18
Exercise of stock options — 1,009,246 net shares	—	(10)	—	—	30	20
Tax benefit from exercise of stock options	—	15	—	—	—	15
Adoption of FASB Interpretation No. 48, net of tax	—	—	—	5	—	5
Adoption of measurement provisions of SFAS No. 158, net of tax	—	—	—	(5)	—	(5)
Spin-off of Forestar	—	—	—	(434)	—	(434)
Spin-off of Guaranty	—	—	35	(1,173)	—	(1,138)

Balance at year-end 2007	$124	$475	$(139)	$987	$(667)	$780

Please read the notes to consolidated financial statements.

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	Summary of Significant Accounting Policies

Basis of Presentation

On December 28, 2007, we completed our transformation plan that was approved by our board of directors in February 2007. A summary of the significant elements of the transformation plan follows:

•	On October 31, 2007, we sold 1.55 million acres of timberland for $2.38 billion to an investment entity affiliated with The Campbell Group, LLC and recognized a pre-tax gain of $2.053 billion, which is included in other operating income. The acreage sold consisted of 1.38 million acres owned in fee and leases covering 175,000 acres. The total consideration consisted almost entirely of notes due in 2027, which are secured by irrevocable letters of credit issued by independent financial institutions. We also entered into a 20-year fiber supply agreement for pulpwood and a 12-year fiber supply agreement for sawtimber. Both agreements are at market prices, and are subject to extension.

•	We contributed the notes and irrevocable letters of credit received in connection with the sale of our timberlands to two wholly-owned, bankruptcy-remote special purpose entities. On December 3, 2007, the special purpose entities pledged the notes receivable from the sale of timberland as collateral for $2.14 billion nonrecourse loans payable 2027. The net cash proceeds, after alternative minimum and other taxes related to sale of the timberland and transaction costs, were $1.8 billion. We used $1.1 billion of the net cash proceeds to pay a $10.25 per share special cash dividend to our shareholders in December 2007. The remaining $700 million was used to reduce debt. We have concluded that we are the primary beneficiary of these special purpose entities. As a result we include these special purpose entities in our consolidated financial statements.

•	On December 28, 2007, we completed the spin-off of our real estate segment, Forestar Real Estate Group Inc. (Forestar), and our financial services segment, Guaranty Financial Group Inc. (Guaranty). These spin-offs were effected through tax-free distributions of one share of Forestar and one share of Guaranty for every three shares of Temple-Inland common stock. These spin-offs reduced retained earnings by $1.6 billion. Our financial information has been reclassified to reflect Forestar and Guaranty as discontinued operations for all periods presented.

The transformation plan significantly changed our capital structure and operations. At year-end 2007, Temple-Inland is a manufacturing company focused on corrugated packaging and building products.

Our consolidated financial statements include the accounts of Temple-Inland Inc., its subsidiaries and special purpose and variable interest entities of which we are the primary beneficiary. We account for our investment in other entities in which we have significant influence over operations and financial policies using the equity method.

We prepare our financial statements in accordance with generally accepted accounting principles, which require us to make estimates and assumptions about future events. Actual results can, and probably will, differ from those we currently estimate. We eliminate all material intercompany accounts and transactions.

Our fiscal year ends on the Saturday closest to December 31, which from time to time means that a fiscal year will include 53 weeks instead of 52 weeks. All of the periods presented had 52 weeks. Fiscal year 2007 ended on December 29, 2007, fiscal year 2006 ended on December 30, 2006, and fiscal year 2005 ended on December 31, 2005.

We translate the balance sheets of our international operations where the functional currency is other than the U.S. dollar into U.S. dollars at year-end exchange rates. We include adjustments resulting from financial statement translation in other comprehensive income.

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Our asset retirement obligations consist principally of costs to remediate landfills we operate. The present value of these asset retirement obligations was $13 million at year-end 2007 and $16 million at year-end 2006 and is included in other long-term liabilities. Accretion expense was less than $1 million in 2007, $1 million in 2006 and less than $1 million in 2005.

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

In addition, we record environmental remediation liabilities on an undiscounted basis when environmental assessments or remediation are probable and we can reasonably estimate the cost. We adjust these liabilities as further information is obtained or circumstances change. Accrued remediation liabilities were $13 million at year-end 2007, of which $11 million is included in other accrued expenses and $2 million in other long-term liabilities. At year-end 2006, accrued remediation liabilities were $13 million of which $9 million were included in other accrued expenses, $2 million in other long-term liabilities, and $2 million in liabilities of discontinued operations.

Capitalized Software

We capitalize purchased software costs as well as the direct internal and external costs associated with software we develop for our own use. We amortize these capitalized costs using the straight-line method over estimated useful lives ranging from three to seven years. The carrying value of capitalized software was $35 million at year-end 2007 and $46 million at year-end 2006 and is included in other assets. The amortization of these capitalized costs was $15 million in 2007, $17 million in 2006, and $15 million in 2005 and is included in cost of sales and general and administrative expense.

Cash and Cash Equivalents

Cash and cash equivalents include cash and other short-term instruments with original maturities of three months or less.

Derivatives

We use, from time to time and then only to a limited degree, derivative instruments to mitigate our exposure to risks associated with changes in interest rates, product pricing and manufacturing costs. We do not enter into derivatives for trading purposes. We defer and include in other comprehensive income changes in

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the fair value of derivative instruments designated as cash flow hedges until the hedged transactions are completed. At that time, we recognize these deferred gains or losses in income. We recognize the ineffective portion of these hedges, which is not significant, in income. We recognize changes in the fair value of derivative instruments designated as fair value hedges in income, as well as changes in the fair value of the hedged item. We recognize changes in the fair value of derivative instruments that are not designated as hedges in income. We include the carrying value of derivative instruments in other assets and other liabilities.

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

In 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. As a result of the implementation, we increased assets by $2 million, reduced liabilities by $3 million, and increased beginning retained earnings by $5 million. We also reclassified $11 million from deferred income taxes to other long-term liabilities.

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories

We carry inventories at the lower of cost or market. We determine cost using the average cost method, which approximates the first-in, first-out method.

In 2006, we began applying the guidance in Emerging Issues Task Force (EITF) Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty. This guidance requires that non-monetary exchanges of similar inventory be valued at the carrying value of the inventory given up instead of the fair value of the inventory received and is applied to exchange agreements entered into or renewed subsequent to first quarter 2006. Our corrugated packaging segment enters into these agreements that generally represent the exchange of linerboard we manufacture for corrugated medium manufactured by others. We include these exchanges in cost of sales. The effect of applying this guidance was to increase cost of sales $2 million in 2007 and $7 million in 2006.

Pension and Postretirement Plans

At year-end 2006 we adopted Statement of Financial Accounting Standards (SFAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, requiring the funded status of defined benefit plans be shown on the balance sheet. In 2007, we transitioned to a year-end measurement date for valuing plan assets and obligations for our defined benefit and postretirement benefit plans as further required by SFAS No. 158. Previously we used a measurement date of September 30. Upon transition, we reduced 2007 beginning shareholders’ equity by $5 million, representing the net periodic benefit cost of the three month period from the last measurement date to year-end 2006, net of tax, and increased liability for pension benefits.

The following table shows the effect of applying SFAS No. 158 on individual line items in the 2006 consolidated balance sheet:

	Before Application	Adjustments	After Application
	of SFAS No. 158	Increase (Decrease)	of SFAS No. 158
	(In millions)

Prepaid expenses and other	$76	$(16)	$60
Deferred tax liability	279	(35)	244
Liability for pension benefits	156	73	229
Liability for postretirement benefits	119	3	122
Total liabilities	18,244	41	18,285
Accumulated other comprehensive loss	134	57	191
Total shareholders’ equity	2,246	(57)	2,189

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment

We carry property and equipment at cost less accumulated depreciation. We capitalize the cost of significant additions and improvements, and we expense the cost of repairs and maintenance, including planned major maintenance. We capitalize interest costs incurred on major construction projects. We depreciate these assets using the straight-line method over their estimated useful lives as follows:

		Carrying
		Value At
	Estimated	Year-End
Classification	Useful Lives	2007
	(In millions)

Land and land improvements	N/A	$40
Buildings and building improvements	10 to 40 years	298
Machinery and equipment:
Paper machines	5 to 25 years	632
Mill equipment	5 to 25 years	79
Converting equipment	3 to 20 years	410
Other production equipment	5 to 25 years	5
Transportation equipment	3 to 20 years	28
Office and other equipment	3 to 5 years	20
Construction in progress	N/A	120

		$1,632

We include in property and equipment $57 million of assets subject to capital leases. We depreciate these assets and any improvements to leased assets using the straight-line method over the shorter of their lease term or their estimated useful lives. We expense operating leases ratably over the lease term.

Revenue Recognition

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

Share-Based Compensation

Beginning January 2006, we adopted the modified prospective application method contained in SFAS No. 123 (revised December 2004), Share-Based Payment (SFAS 123(R)), to account for share-based payments. As a result, we apply this pronouncement to new awards or modifications of existing awards in 2006 and thereafter. We had been expensing over the service period the fair value of share-based compensation awards granted, modified or settled in 2003 through 2005, using the prospective transition method of accounting contained in SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123. The principal effects of adopting SFAS 123(R) are:

•	The fair value of awards granted to retirement eligible employees is expensed at the date of grant because our stock option awards and some of our other awards provide for accelerated or continued

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

vesting upon retirement. Previously, the fair value of these awards was expensed over the expected service period. This change accelerated about $6 million of expense into first quarter 2006 related to awards granted in 2006. We will continue to expense the fair value of awards granted prior to 2006 over the expected service period.

•	Forfeitures over the expected term of the award are estimated at the date of grant and the estimates adjusted to reflect actual subsequent forfeitures. Previously, we had reflected forfeitures as they occurred. The effect of this change was not significant.

•	Tax benefits recognized as a result of the exercise of employee stock options are classified as a financing cash flow. Prior to 2006, we classified these tax benefits as an operating cash flow.

•	The fair value of unvested outstanding options at the beginning of first quarter 2006 will be expensed over the remaining service period. The effect of this change was not significant because we began accounting for options at fair value determined at the date of grant in 2003. As a result, this applied only to our unvested outstanding options granted prior to 2003.

Adoption of this new pronouncement did not change the methodology we use to determine the fair value of our share-based compensation arrangements. We use the Black-Scholes-Merton option-pricing model for stock options and the grant date or period-end fair value of our common stock for all other awards.

Prior to 2003, we used the intrinsic value method in accounting for stock options. As a result, no share-based compensation expense related to those stock options granted prior to 2003 is reflected in net income for 2005. The following table illustrates the effect on net income and earnings per share as if the fair value method had been applied to all options granted.

For the Year
2005
(In millions,
except per share)

Net income, as reported	$176
Add: Share-based compensation expense, net of related tax effects, included in the determination of reported net income(a)	19
Deduct: Total share-based compensation expense, net of related tax effects, determined under the fair value based method for all awards(a)	(23)

Pro forma net income	$172

Earnings per share
Basic, as reported	$1.56
Basic, pro forma	$1.53
Diluted, as reported	$1.54
Diluted, pro forma	$1.50

(a)	Includes treasury stock contributions to fulfill our obligation for matching contributions to our 401(k) plans of $3 million, net of related tax effects.

Special Purpose and Variable Interest Entities

We account for special purpose and variable interest entities using FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities an Interpretation of ARB No. 51. This interpretation provides guidance for determining whether an entity is a variable interest entity and which beneficiary of the variable interest entity, if any, should consolidate the variable interest entity.

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Timber and Timberland

In 2007, we sold all of our strategic timber and timberland.

We carried timber and timberland at cost, less the cost of timber cut. We capitalized the costs we paid to purchase timber and timberland, and we allocated that cost to the timber, timberland, and if applicable, mineral rights, based on estimated relative fair values, which in the case of significant purchases, we based on third-party appraisals.

We expensed the cost of timber cut based on the relationship of the timber carrying value to the estimated volume of recoverable timber multiplied by the amount of timber cut. We included the cost of timber cut in depreciation expense. We determined the estimated volume of recoverable timber using statistical information and other data related to growth rates and yields gathered from physical observations, models, and other information gathering techniques. Changes in yields were generally due to adjustments in growth rates and similar matters and were accounted for prospectively as changes in estimates. We capitalized reforestation costs incurred in developing viable seedling plantations (up to two years from planting), such as site preparation, seedlings, planting, fertilization, insect and wildlife control, and herbicide application. We expensed all other costs, such as property taxes and costs of forest management personnel, as incurred. Once the seedling plantation was viable, we expensed all costs to maintain the viable plantations, such as fertilization, herbicide application, insect and wildlife control, and thinning, as incurred. We capitalized costs incurred to initially build roads as land improvements, and we expensed as incurred costs to maintain these roads.

We determined the carrying value of timberland sold using the area method by county, which was based on the relationship of carrying value of timberland to total acres of timberland multiplied by acres of timberland sold. We determined the carrying value of timber sold by the average cost method, which was based on the relationship of timber carrying value to the estimate of recoverable timber multiplied by the amount of timber sold.

Pending Accounting Pronouncements

SFAS No. 141(R), Business Combinations — This new standard requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at full fair value. The new standard also changes the approach to determining the purchase price; the accounting for acquisition cost; and the accounting practices for acquired contingencies, restructuring costs, long-lived assets, in-process research and development, share-based payment awards, indemnification costs, and tax benefits. SFAS No. 141(R) is effective for any business combination occurring after our year-end 2008.

SFAS No. 157, Fair Value Measures — This standard defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This guidance applies to fair value measurements already required or permitted and will be effective for our first quarter 2008. We do not expect that adoption will have a significant effect on our earnings or financial position.

SFAS No. 159, The Fair Value Options for Financial Assets and Financial Liabilities — This standard permits the election of fair value as the initial and subsequent measurement method for many financial assets and liabilities. Subsequent changes in the fair value would be recognized in earnings as they occur. Electing the fair value option requires the disclosure of the fair value of affected assets and liabilities on the balance sheet or in the notes to the financial statements. SFAS No. 159 is effective for our first quarter 2008. We do not anticipate electing this option.

SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements — This new standard specifies that noncontrolling interests be reported as a part of equity, not as a liability or other item outside of

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equity. SFAS No. 160 is effective for our first quarter 2009. Based on our current understanding, we do not expect that adoption will have a significant effect on our earnings or financial position.

Note 2 —	Acquisitions

In 2006, we purchased for $150 million our partner’s 50 percent interest in Standard Gypsum LP, which manufactured and sold gypsum wallboard. We also paid off the partnership’s $56 million credit agreement, of which $28 million related to the purchased interest. We financed this purchase with borrowings under our revolving credit facilities. We believe that this acquisition will allow us to continue to generate earnings and returns from our gypsum wallboard operations, as these operations are low cost and are located near fast growing markets.

We no longer maintain Standard Gypsum as a separate legal entity and include all of its assets and liabilities, results of operations, and cash flows in our consolidated financial statements. Previously we had accounted for our interest in Standard Gypsum using the equity method. We allocated the purchase price to the 50 percent of the assets acquired and liabilities assumed based on our estimates of their fair value at the date of acquisition. We based these estimates of fair values on independent appraisals and other information. Goodwill is allocated to the building products segment, and we anticipate that all of the goodwill will be deductible for income tax purposes. The other 50 percent of the assets and liabilities, which we already owned, were included at their carrying value.

A summary of the net assets at the date of acquisition (50 percent at fair value and 50 percent at carrying value) follows:

Total
(In millions)

Current assets	$35
Property and equipment	74
Goodwill	129

Total assets	238

Current liabilities	(13)
Current portion of long-term debt	(56)

Total liabilities	(69)

Net assets at date of acquisition	$169

Unaudited pro forma information assuming this acquisition and related financing had occurred at the beginning of 2005 would have resulted in revenues of $4.04 billion, income from continuing operations of $32 million, and income from continuing operations per diluted share of $0.28.

We derived these pro forma results by adjusting for the effects of the purchase price allocations and financing described above. These pro forma results are not necessarily an indication of what would have occurred if the acquisition and financing had been completed at the beginning of 2005 and are not intended to be indicative of future results.

Note 3 —	Joint Ventures

Our significant manufacturing joint venture investments at year-end 2007 are: Premier Boxboard Limited LLC, a 50 percent owned venture that produces gypsum facing paper and corrugating medium in Newport, Indiana , and Del-Tin Fiber LLC, a 50 percent owned venture that produces medium density fiberboard in El Dorado, Arkansas.. The joint venture partner in each of these ventures is a publicly-held company unrelated to us. In January 2006, we purchased our partner’s 50 percent interest in Standard Gypsum LP. As a result,

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

beginning in 2006, we include all of its assets and liabilities, results of operations, and cash flow in our consolidated financial statements. Please read Note 2 for additional information.

Combined summarized financial information for these joint ventures follows:

	At Year-End
	2007	2006
	(In millions)

Current assets	$29	$26
Total assets	234	241
Current liabilities(a)	25	24
Long-term debt	85	90
Equity	124	127
Our investment in joint ventures:
50 percent share in joint ventures’ equity	$62	$63
Unamortized basis difference	(30)	(32)

Investment in joint ventures	$32	$31

(a)	Includes current maturities of debt of $6 million in 2007 and $6 million in 2006.

	For the Year
	2007	2006	2005
	(In millions)

Net revenues	$200	$192	$378
Operating income	13	24	85
Earnings	5	17	74
Our equity in earnings:
50 percent share of earnings	$3	$8	$37
Amortization of basis difference	2	3	2

Equity in earnings of joint ventures	$5	$11	$39

We and our joint venture partners contribute to these ventures and receive distributions from them equally. In 2007, we contributed $4 million to these ventures and received $8 million in distributions, in 2006 we contributed $3 million and received $12 million in distributions, and in 2005 we contributed $5 million and received $43 million in distributions.

Our investment in these joint ventures is included in other assets, and our equity in their earnings is included in other operating income (expense). Our investment in and our equity in their earnings differs from our 50 percent interest due to the difference between the fair value of net assets contributed to the Premier Boxboard joint venture and our carrying value of those assets. When we contributed the Newport, Indiana mill and its associated debt to the Premier Boxboard joint venture in 2000, the fair value of the net assets exceeded our carrying value by $55 million. The joint venture recorded the contributed assets at fair value. We did not recognize a gain as a result of the contribution of assets, thus creating a difference in the carrying value of our investment and our underlying equity in the venture. We are amortizing this difference over the same period as the underlying mill assets are being depreciated by the joint venture to reflect depreciation of the mill as if it were consolidated by us at its historical carrying value. At year-end 2007, the unamortized basis difference was $30 million.

We provide marketing services to the Del-Tin joint venture, and prior to 2006, we provided marketing and management services to the Standard Gypsum joint venture. Fees for these services were $2 million in 2007, $3 million in 2006, and $8 million in 2005 and are included as a reduction of cost of sales and selling

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expense. We also purchase, at market rates, finished products from the Premier Boxboard joint venture, which aggregated $47 million in 2007, $62 million in 2006, and $40 million in 2005.

In 2005, we sold about 7,000 acres of timber and timberland to a joint venture in which our former real estate segment owned 50 percent and an unrelated public company owned the other 50 percent. This acreage was sold pursuant to the terms of a long-standing option agreement, which was about to expire. The joint venture intended to hold the land for future development and sale. We recognized about half of the $10 million gain in income in 2005 and recognized the remainder in 2007 when we spun off our real estate segment.

Note 4 —	Long-Term Debt

Long-term debt consists of:

	At Year-End
	2007	2006
	(In millions)

Borrowings under bank credit agreements — average interest rate of 6.26% in 2007 and 5.89% in 2006	$—	$12
Accounts receivable securitization facility — average interest rate of 5.44% in 2007 and 5.05% in 2006	1	164
6.75% Notes, payable in 2009	14	300
7.875% Senior Notes, payable in 2012, net of discounts	285	498
6.375% Senior Notes, payable in 2016, net of discounts	249	249
6.625% Senior Notes, payable in 2018, net of discounts	248	248
Revenue bonds, payable 2007 through 2024 — average interest rate of 5.41% in 2007 and 5.75% in 2006	51	65
Other indebtedness due through 2027 — average interest rate of 7.89% in 2007 and 6.99% in 2006	7	61

	855	1,597
Less current portion of long-term debt	(3)	(13)

	$852	$1,584

At year-end 2007, we had $835 million in committed credit agreements. These committed agreements include a $750 million credit agreement that expires in 2011. The remaining $85 million of credit agreements expire between 2008 and 2010. At year-end 2007, our unused capacity under these facilities was $821 million.

At year-end 2007, we had a $250 million accounts receivable securitization facility that expires in 2010. Under this facility, a wholly-owned, bankruptcy-remote subsidiary purchases, on an on-going basis, substantially all our trade receivables. As we need funds, the subsidiary draws under its revolving credit arrangement, pledges the trade receivables as collateral, and remits the proceeds to us. In the event of liquidation of the subsidiary, its creditors would be entitled to satisfy their claims from the subsidiary’s assets prior to distributions back to us. At year-end 2007, the subsidiary owned $361 million in net trade receivables against which it had borrowed $1 million under this facility. At year-end 2007, the unused capacity under this facility was $246 million. We include this subsidiary in our consolidated financial statements.

Maturities of our debt during the next five years are (in millions): 2008 — $3; 2009 — $33; 2010 — $2; 2011 — $11; 2012 — $293; and thereafter — $513. We have classified $10 million of 2008 stated maturities as long-term based on our intent and ability to refinance them on a long-term basis.

In December 2007, we completed a cash tender offer for $286 million of 6.75% Notes payable in 2009 and $213 million of 7.875% Senior Notes payable in 2012. We incurred $40 million in costs related to these tender offers, which was included in other non-operating (income) expense.

In December 2005, we completed a cash tender offer for $425 million of debt. We incurred $6 million in costs related to this tender offer, which was included in other non-operating (income) expense.

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We capitalized and deducted from interest expense interest incurred on major construction and information technology projects of $1 million in 2007, $1 million in 2006, and $1 million in 2005. We paid interest of $125 million in 2007, $106 million in 2006, and $109 million in 2005.

Note 5 —	Financial Assets and Nonrecourse Financial Liabilities of Special Purpose Entities

In October 2007, we received $2.38 billion in notes from the sale of 1.55 million acres of timberland, which we contributed to two wholly-owned, bankruptcy-remote special purpose entities. The notes are secured by irrevocable letters of credit, are due in 2027, and require quarterly interest payments based on variable interest rates that reset quarterly (4.98 percent at year-end 2007).

In December 2007, the special purpose entities pledged the notes and irrevocable letters of credit to secure $2.14 billion nonrecourse loans payable in 2027. These borrowings require quarterly interest payments based on variable interest rates that reset quarterly (5.67 percent at year-end 2007).

We include these special purpose entities in our consolidated financial statements.

Note 6 —	Capital Stock

From February 2005 through year-end 2007, our Board of Directors approved repurchase programs aggregating 29.0 million shares. As of year-end 2007, we had repurchased 22.4 million shares under these programs. In 2007, we initiated no share purchases , but we settled $24 million of share purchases that were initiated in fourth quarter 2006. As of year-end 2007, there are 6.6 million shares remaining under current repurchase authorizations.

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

Please read Note 9 for information about additional shares of common stock that could be issued under terms of our share-based compensation plans.

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 —	Accumulated Other Comprehensive Income (Loss)

The components of and changes in accumulated other comprehensive income (loss) were:

	Unrealized
	Gains (Losses)		Foreign
	on Available-	Defined	Currency
	For-Sale	Benefit	Translation	Derivative
	Securities	Plans	Adjustment	Instruments	Total
	(In millions)

Balance at beginning of year 2005	$5	$(171)	$(26)	$—	$(192)
Changes during the year	(4)	6	4	(1)	5
Deferred taxes on changes	1	(3)	—	—	(2)

Net change for 2005	(3)	3	4	(1)	3

Balance at year-end 2005	$2	$(168)	$(22)	$(1)	$(189)

Changes during the year	(1)	95	(2)	1	93
Deferred taxes on changes	—	(38)	—	—	(38)

Net change for 2006	(1)	57	(2)	1	55

Adoption of SFAS No. 158, net of deferred taxes of $35	—	(57)	—	—	(57)

Balance at year-end 2006	$1	$(168)	$(24)	$—	$(191)

Changes during the year	(56)	85	—	—	29
Deferred taxes on changes	20	(32)	—	—	(12)

Net change for 2007	(36)	53	—	—	17
Spin-off of Guaranty	35	—	—	—	35

Balance at year-end 2007	$—	$(115)	$(24)	$—	$(139)

Note 8 —	Pension and Postretirement Plans

The annual expense of our benefit plans consists of:

	For the Year
	2007	2006	2005
	(In millions)

401 (k) matching plan	$17	$16	$16
Defined benefit	35	46	49
Postretirement medical	8	9	8

	$60	$71	$73

Our 401(k) matching plan covers substantially all employees and is fully funded.

Our defined benefit plan covers substantially all salaried and hourly employees. Salaried and nonunion hourly employee benefits are based on compensation and years of service, while union hourly plans are based on negotiated benefits and years of service. Our policy is to fund our qualified defined benefit plan on an actuarial basis to accumulate assets sufficient to meet the benefits to be paid in accordance with ERISA requirements. However, from time to time we may make voluntary, discretionary contributions. Our supplemental defined benefit plan is unfunded.

Our postretirement medical plan provides medical benefits to eligible salaried and hourly employees who begin drawing retirement benefits immediately after termination of employment. Our postretirement plan

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provides for medical coverage, including a prescription drug subsidy, for certain participants. Our postretirement plan is funded to the extent of benefit payments.

Additional information about our defined benefit and postretirement medical plans follows.

Obligations and Funded Status

Beginning in 2007, we measure the defined benefit and postretirement medical plans benefit obligation, value plan assets, and determine funded status and annual expense at year end. Prior to 2007, we used September 30 as our measurement date. The projected benefit obligation of our defined benefit plan represents the present value of benefits earned adjusted for projected future compensation increases to the date of retirement. The accumulated postretirement benefit obligation of our postretirement benefits plan represents the present value of benefits attributable to employee service periods. The projected benefit obligation and the accumulated postretirement benefit obligation are collectively referred to as benefit obligation. The fair value of plan assets represents the fair value, generally market value at the measurement date, of all plan assets. The funded status for the plans represents the difference between the benefit obligation and the fair value of the plan assets.

A summary of the changes in the benefit obligation, plan assets, and funded status follows:

	For the Year
	Defined Benefits						Postretirement
	Qualified		Supplemental		Total		Benefits
	2007	2006	2007	2006	2007	2006	2007	2006
	(In millions)

Benefit obligation — beginning of valuation period	$(1,284)	$(1,300)	$(56)	$(51)	$(1,340)	$(1,351)	$(139)	$(155)
Service cost	(32)	(27)	(1)	(1)	(33)	(28)	(2)	(2)
Interest cost	(94)	(71)	(4)	(2)	(98)	(73)	(10)	(8)
Plan amendments	—	(1)	—	—	—	(1)	—	—
Actuarial gain (loss)	16	51	(4)	(4)	12	47	(3)	11
Benefits paid by the plan	84	64	6	2	90	66	21	18
Participant contributions	—	—	—	—	—	—	(4)	(3)

Benefit obligation — end of valuation period	(1,310)	(1,284)	(59)	(56)	(1,369)	(1,340)	(137)	(139)

Fair value of plan assets — beginning of valuation period	1,094	1,004	—	—	1,094	1,004	—	—
Actual return	165	94	—	—	165	94	—	—
Benefits paid by the plan	(84)	(64)	(6)	(2)	(90)	(66)	(21)	(19)
Contributions we made	75	60	6	2	81	62	17	16
Participant contributions	—	—	—	—	—	—	4	3

Fair value of plan assets — end of valuation period	1,250	1,094	—	—	1,250	1,094	—	—

Funded status — end of valuation period	(60)	(190)	(59)	(56)	(119)	(246)	(137)	(139)
Contributions we made after the annual measurement date	—	15	—	—	—	15	—	4

Funded status at year-end	$(60)	$(175)	$(59)	$(56)	$(119)	$(231)	$(137)	$(135)

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets and (liabilities) included in the consolidated balance sheet and a reconciliation to funded status follows:

	At Year-End
	Defined		Postretirement
	Benefits		Benefits
	2007	2006	2007	2006
	(In millions)

Liability/funded status	$(119)	$(231)	$(137)	$(135)
Accumulated other comprehensive loss:
Unrecognized net loss	$166	$253	$21	$19
Unamortized prior service cost	13	16	(13)	(16)
Additional minimum liability	—	—	—	—

Total accumulated other comprehensive loss	$179	$269	$8	$3

Additional Information

The accumulated benefit obligation of our defined benefit plan represents the present value of benefits earned without regard to projected future compensation increases. Our defined benefit plans have accumulated benefit obligations in excess of plan assets as follows:

	At Year-End
	2007	2006
	(In millions)

Projected benefit obligation	$(1,369)	$(1,340)

Accumulated benefit obligation	$(1,305)	$(1,267)
Fair value of plan assets	1,250	1,094
Contributions we made after the annual measurement date	—	15

Excess of accumulated benefit obligation over fair value of plan assets	$(55)	$(158)

Excess of accumulated benefit obligation over fair value of plan assets consists of:
Qualified plan	$(1)	$(108)
Supplemental plan	(54)	(50)

	$(55)	$(158)

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Components of Net Periodic Benefit Expense and Other Amounts Recognized in Other Comprehensive Income

	For the Year
	Defined Benefits			Postretirement Benefits
	2007	2006	2005	2007	2006	2005
	(In millions)

Net periodic benefit expense:
Service costs — benefits earned during the period	$27	$28	$25	$1	$2	$2
Interest cost on benefit obligation	78	73	72	8	8	8
Expected return on plan assets	(85)	(78)	(72)	—	—	—
Amortization of prior service costs	2	2	2	(2)	(2)	(2)
Amortization of actuarial net loss	14	22	23	1	1	—

Total net periodic benefit expense(a)	36	47	50	8	9	8
Amounts recognized in other comprehensive income, pre-tax	(90)	(95)	(6)	5	—	—

Total recognized in net periodic benefit expense and other comprehensive income, pre-tax	$(54)	$(48)	$44	$13	$9	$8

(a)	Includes amounts allocated to discontinued operations of $1 million in 2007, 2006, and 2005.

We estimate that our 2008 net periodic pension expense will be about $37 million. In addition, we expect a one-time expense of $15 million in 2008 related to lump-sum settlements of supplemental benefits. The 2008 net periodic pension expense includes $5 million of net loss and $6 million of prior service cost that will be amortized from accumulated other comprehensive loss. We estimate that our 2008 net periodic postretirement expense will be about $8 million, which includes $1 million of net loss that will be amortized from accumulated other comprehensive loss and a credit of $2 million for prior service cost that will be amortized from a gain component of the net accumulated other comprehensive loss.

Assumptions

The assumptions we used to determine defined benefit obligations were:

	Defined Benefits		Postretirement Benefits
	2007	2006	2007	2006

Discount rate	6.125%	6.00%	6.125%	6.00%
Rate of compensation increase	3.70%	3.80%	—	—

The assumptions we used to determine annual net periodic benefit expense were:

	Defined Benefits			Postretirement Benefits
	2007	2006	2005	2007	2006	2005

Discount rate	6.00%	5.50%	6.00%	6.00%	5.50%	6.00%
Expected return on plan assets	8.00%	8.00%	8.50%	—	—	—
Rate of compensation increase	3.80%	3.70%	3.70%	—	—	—

The discount rate is used to determine the present value of the benefit obligations. To arrive at this rate for 2007, we used the December one-month average of the Moody’s AA corporate bond rate adjusted to reflect the effect of compounding and for 2006, we used the September one-month average. We believe that this rate is a reasonable proxy for the rate necessary to accumulate funds required to pay the benefits when due.

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The expected long-term rate of return on plan assets is an assumption we make reflecting the anticipated weighted average rate of earnings on the plan assets over the long-term. To arrive at this rate, we developed estimates of the key components underlying capital asset returns including: market-based estimates of inflation, real risk-free rates of return, yield curve structure, credit risk premiums, and equity risk premiums. As appropriate, these components were used to develop benchmark estimates of expected long-term rates of return for each asset class, which were portfolio weighted. Our actual return on plan assets was 9.8 percent in 2007, 10.0 percent in 2006, and 15.0 percent in 2005.

We used the 1994 Group Annuity Mortality Tables to determine benefit obligations and annual defined benefit expense.

The assumed health care cost trend rates we used to determine the expense of the postretirement benefit plans were:

	For the Year
	2007	2006

Health care trend rate assumed for the next year	9.0%	8.0%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	4.5%	4.5%
Year that the rate reaches the ultimate trend rate	2014	2013

These assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement benefit plans. For example, a one-percentage-point change in assumed health care cost trend rates would have the following effect:

	1 Percentage	1 Percentage
	Point Increase	Point Decrease
	(In millions)

Increase (decrease) in:
Total service and interest cost components	$1	$(1)
Accumulated postretirement benefit obligation	11	(9)

Plan Assets

Our defined benefit investment strategies have been developed as part of a comprehensive asset/liability management process that considers the interaction between both assets and liabilities of the plan. These strategies consider not only the expected risk and returns on plan assets, but also the detailed actuarial projections of liabilities as well as plan-level objectives such as projected contributions, expense, and funded status.

In prior years, our principal pension investment strategies included asset allocation and active asset management. The range of target asset allocations was determined after giving consideration to the expected returns of each asset class, the expected variability or volatility of the asset class returns over time, and the complementary nature or correlation of the asset classes within the portfolio. The strategy also employed an active management approach for the portfolio. Each asset class was managed by one or more external money managers with the objective of generating returns, net of management fees that exceed market-based benchmarks.

In the last two months of 2007, we made significant changes to our asset allocation to a more matched position between our assets and liabilities in our qualified defined benefit plan. This action is expected to reduce the volatility of our defined benefit expense and our funding requirements. As shown in the following table, we have moved to an 80 percent asset allocation of debt securities. This portfolio of debt securities has a duration that we believe reasonably approximates our benefit obligation. The remaining 20 percent asset

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

allocation (15 percent equity securities; 5 percent real estate) provides market exposure to help mitigate the effects of inflation risk, mortality risk and actuarial risk.

The defined benefit plan weighted-average asset allocations and the range of target allocations follow:

	Range of		Percentage of
	Target		Plan Assets at
	Allocations		Year-End
	2007	2006	2007	2006

Asset category:
Debt securities	78-88%	33-37%	80%	35%
Equity securities	10-15%	50-61%	15	59
Real estate	0-7%	0-7%	5	6

			100%	100%

Equity securities include 591,896 shares of Temple-Inland common stock totaling $12 million or one percent of total plan assets at year-end 2007 and $31 million or three percent of total plan assets as of the 2006 measurement date.

Cash Flows

We expect our 2008 voluntary, discretionary contributions to our defined benefit plan to approximate 2008 service cost, which is estimated to be about $30 million. We have no minimum 2008 funding requirement under ERISA. Beginning in 2008, benefits earned under the supplemental defined benefit plan will be paid upon retirement or when the employee terminates. In addition, existing retirees were given the option to receive, in January 2008, a lump-sum settlement of supplemental benefits earned. We expect to make lump-sum settlement payments of $42 million in 2008.

The postretirement benefit plan is not subject to minimum regulatory funding requirements. Since the postretirement benefit plans are unfunded, the expected $13 million contribution represents the estimated health claims to be paid for plan participants, net of retiree contributions in 2008.

At year-end 2007, the plans are expected to make the following benefit payments over the next ten years:

	Defined Benefits		Postretirement
	Qualified	Supplemental	Benefits
	(In millions)

2008(a)	$72	$49	$13
2009	75	6	12
2010	78	6	12
2011	82	5	12
2012	85	5	12
2013-2017	470	17	56

(a)	Includes $42 million in lump-sum settlements in the supplemental plan.

Note 9 —	Share-Based Compensation

We have shareholder approved share-based compensation plans that permit awards to key employees and non-employee directors in the form of restricted or performance units, restricted stock, or options to purchase shares of our common stock. As a result of the spin-off of Forestar and Guaranty, all outstanding share-based awards were equitably adjusted into three separate awards: one related to Temple-Inland common stock, one

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related to Forestar common stock, and one related to Guaranty common stock. The adjustment was made so that immediately following the spin-off, the number of shares relating to each award were adjusted to reflect the distribution ratios and, for options, the per share option exercise price of the original award, was proportionally allocated between Temple-Inland, Forestar, and Guaranty awards based on relative per share trading prices of their common stock immediately following the spin-off. All awards issued as part of this adjustment and the Temple-Inland awards will continue to be subject to their original vesting schedules. Share-based compensation expense on awards held by employees of Temple-Inland will be based on the original grant date fair value for share settled awards, the original grant date Black-Scholes-Merton value for stock option awards, and the sum of the period-end market prices (adjusted for the distribution ratios) of the three companies stock for cash settled awards. After the spin-off, Forestar and Guaranty employees no longer participate in our share-based compensation plans.

We generally grant awards annually in February, and we use treasury stock to fulfill awards settled in common stock and stock option exercises. A summary of these plans follows:

Restricted or performance units

Restricted or performance units generally have a three-year term; vest after three years from the date of grant or the attainment of stated ROI based performance goals, generally measured over a three-year period; and are settled in cash or common stock as determined on the date of grant. The restricted and performance units provide for accelerated vesting upon retirement, death, disability, or if there is a change in control. We also have director awards and bonus deferral plans that can be settled in cash or stock. A summary of activity for 2007 follows:

		Weighted Average	Aggregate
		Grant Date Fair	Current
	Units	Value per Unit	Value
	(In thousands)		(In millions)

Not vested beginning of 2007	1,408	$39
Granted	949	52
Vested	(539)	30
Forfeited	(16)	44
Awards held by Forestar employees at date of spin-off	(121)	50
Awards held by Guaranty employees at date of spin-off	(265)	49

Not vested year-end 2007	1,416	48	$43

Not vested year-end 2007 to be settled in cash and subject to:
Time vesting requirements	711		$22
Performance requirements	705		21

	1,416		$43

The fair value of units vested was $26 million in 2007, less than $1 million in 2006, and $1 million in 2005. The fair value of units vested and to be settled in cash was $26 million at year-end 2007 of which $4 million is included in other current liabilities and $22 million is included in long-term liabilities. The fair value of awards settled in cash in 2007 was less than $1 million. There were no awards settled in cash in 2006 or 2005.

Restricted stock

Restricted stock awards generally vest after three to six years, and provide for accelerated vesting upon retirement, death, disability, or if there is a change in control. Compensation costs are recognized ratably over the service period. There were no restricted stock awards granted in 2007. There were 435,600 restricted stock

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

awards outstanding at year-end 2007 with a weighted average grant date fair value of $33 per share and an aggregate current value of $13 million or $30 per share. The fair value of restricted stock vested in 2007 was $4 million.

Stock options

Stock options have a ten-year term, generally become exercisable ratably over four years and provide for accelerated or continued vesting upon retirement, death, disability, or if there is a change in control. Options are granted with an exercise price equal to the market value of our common stock on the date of grant. In addition to the equitable adjustments related to the Forestar and Guaranty spin-offs, the exercise price of all stock option awards was equitably adjusted by $9.85 per share to reflect the effect of the special cash dividend paid in December 2007. The adjustment was based on the difference between the closing price on the day before the stock traded ex-dividend and the opening price on the day the stock began trading ex-dividend. A summary of our activity for 2007 follows:

			Weighted	Aggregate
		Weighted	Average	Intrinsic Value
		Average	Remaining	(Current value
		Exercise Price	Contractual	less exercise
	Shares	per Share(a)	Term	price)
	(In thousands)		(In years)	(In millions)

Outstanding beginning of 2007	6,012	$15
Granted	1,028	25
Exercised	(1,057)	21
Forfeited	(35)	40
Awards held by Forestar employees at date of spin-off	(266)	17
Awards held by Guaranty employees at date of spin-off	(971)	17

Outstanding year-end 2007	4,711	15	6	$14

Exercisable year-end 2007	2,889	12	4	$19

(a)	The weighted average exercise price per share has been adjusted to reflect the spin-off of Forestar and Guaranty, and the special cash dividend.

The intrinsic value of options exercised was $29 million in 2007, $31 million in 2006, and $24 million in 2005.

We estimated the fair value of the options granted using the Black-Scholes-Merton option-pricing model and the following assumptions:

	For the Year
	2007	2006	2005

Expected dividend yield	2.3%	2.4%	2.3%
Expected stock price volatility	22.8%	25.1%	28.2%
Risk-free interest rate	4.9%	4.4%	4.2%
Expected life of options in years	6	6	8
Weighted average estimated fair value of options granted adjusted for spin-offs:
Temple-Inland options	$7.39	$6.82	$6.61
Forestar options	3.09	2.85	2.77
Guaranty options	1.99	1.83	1.77

Weighted average estimated fair value of options at original grant date	$12.47	$11.50	$11.15

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The share-based compensation expense on awards held by employees of Temple-Inland will be based on the original grant date Black-Scholes-Merton value. The expected stock price volatility is based on historical prices of our common stock for a period corresponding to the expected life of the options with appropriate consideration given to current conditions and events. The expected life of options is based on historical experience. We use historical data to estimate pre-vesting forfeitures stratified into two groups based on job level.

Share-based compensation expense

Share-based compensation expense consists of:

	For the Year
	2007	2006	2005
	(In millions)

Restricted or performance units-cash	$23	$15	$3
Restricted or performance units-stock	6	11	13
Stock options	10	12	5
401(k) match	—	—	5

	$39	$38	$26

Share-based compensation expense is included in:

	For the Year
	2007	2006	2005
	(In millions)

Cost of sales	$7	$6	$5
Selling expense	2	1	1
General and administrative	25	31	20
Other operating income (expense)	5	—	—

	$39	$38	$26

Share-based compensation expense for awards granted to Forestar and Guaranty employees is included in discontinued operations.

The amount of share-based compensation capitalized was not significant. We contributed treasury stock to fulfill our 401(k) matching obligation in first quarter 2005.

The fair value of awards granted to retirement-eligible employees and expensed at the date of grant was $3 million in 2007, primarily related to stock options. The increase in share-based compensation in 2006 is due to an increase in our share price.

Unrecognized share-based compensation for all awards not vested was $23 million at year-end 2007. It is likely that this cost will be recognized as expense over the next 3 years.

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10 —	Other Operating Income (Expense)

	For the Year
	2007	2006	2005
	(In millions)

Transformation costs	$(69)	$—	$—
Closures and sales of converting and production facilities and sales of non-strategic assets	(55)	(4)	(50)
Litigation	(56)	(6)	(13)
Environmental remediation	(9)	(8)	(3)
Softwood Lumber Agreement	—	42	—
Hurricane related costs, and in 2006, related insurance recoveries	—	2	(16)
Other charges	(5)	(5)	(3)
Equity in earnings of manufacturing joint ventures	5	11	39

	$(189)	$32	$(46)

We continue our efforts to enhance return on investment by lowering costs, improving operating efficiencies, and increasing asset utilization. As a result, we continue to review operations that are unable to meet return objectives and determine appropriate courses of action, including consolidating and closing facilities and selling under-performing assets.

In 2007, we permanently ceased production at our Mt. Jewett particleboard manufacturing facility, which we lease from a third party. As a result, we recognized charges of $64 million, including $60 million that represents the present value of the $77 million of future operating lease payments. This charge does not affect our continuing obligations under the lease, including paying rent and maintaining the equipment. The present value of the future payments is included on our balance sheet, of which $3 million is included in current liabilities and $57 million in other long-term liabilities.

In December 2007, we entered into arbitration in an effort to resolve most of the remaining claims regarding an alleged violation of Section 1 of the Sherman Act. The arbitrator awarded plaintiffs $46 million on the claims submitted to arbitration. Also in 2007, we reached agreements to settle three of the five cases in California state court alleging violations of that state’s on duty meal break laws. We recognized $10 million of litigation expense in 2007 related to this matter.

In 2006, we sold one corrugated packaging converting facility, sold certain non-strategic assets, and finalized our estimates of losses related to the prior year’s closures. In addition, we increased accruals for ongoing environmental remediation at the Antioch, California paper mill site closed in connection with our acquisition of Gaylord in 2002. As a result of these actions, we recognized losses of $12 million. Also in 2006, we received $42 million in connection with the Softwood Lumber Agreement between the U.S. and Canada, and we received $2 million of insurance proceeds related to cost incurred in connection with the 2005 hurricanes.

In 2005, we closed four corrugated packaging facilities, sold our Pembroke, Canada MDF facility, and effected other workforce reductions. As a result, we recognized losses of $53 million, including $38 million in impairments and losses on sales, $8 million in severance and retention obligations, and $7 million in other exit costs. The loss on the sale of the Pembroke MDF facility was $25 million, and other exit costs associated with the sale were $1 million. Also in 2005, Hurricanes Katrina and Rita adversely affected our operations. In addition to being forced to curtail production and incur start up costs at several facilities, we recognized losses and unusual expenses of $16 million, including $7 million in impairments related to our Texas and Louisiana timberland, $6 million in facility damages, and $3 million in employee and community assistance and other costs.

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Activity within our accruals for exit costs was:

	Beginning	Additions/		Cash	Year-
	of Year	Revisions		Payments	End
	(In millions)

For the Year 2007
Involuntary employee terminations	$1	$—		$(1)	$—
Demolition and environmental remediation	8	1	(a)	(8)	1

	$9	$1		$(9)	$1

For the Year 2006
Involuntary employee terminations	$1	$1		$(1)	$1
Contract termination penalties	2	—		(2)	—
Demolition and environmental remediation	9	8	(a)	(9)	8

	$12	$9		$(12)	$9

For the Year 2005
Involuntary employee terminations	$2	$7		$(8)	$1
Contract termination penalties	6	(4)		—	2
Demolition and environmental remediation	16	1		(8)	9

	$24	$4		$(16)	$12

(a)	In 2007 and 2006, we revised our estimates relating to the demolition and related environmental remediation costs associated with our exit activities. We added $6 million in 2007 and $8 million in 2006 to this accrual by charging other operating expense. We transferred $6 million to Forestar as part of the spin-off.

Note 11 —	Income Taxes

Income tax expense on income from continuing operations consist of:

	For the Year
	2007	2006	2005
	(In millions)

Current tax provision:
U.S. Federal	$(278)	$(57)	$57
State and other	(10)	(8)	(3)

	(288)	(65)	54

Deferred tax provision:
U.S. Federal	(410)	(43)	(47)
State and other	(55)	5	—

	(465)	(38)	(47)

Income tax expense	$(753)	$(103)	$7

Income taxes (paid) refunded, net	$3	$(88)	$39

In 2007, we recognized one-time tax benefits of $3 million resulting from changes to the State of Texas margin tax enacted in May 2007 and another $4 million related to the settlement of state tax examinations.

In 2006, we entered into a settlement agreement with the U.S. Government to resolve pending tax litigation we filed to recover tax benefits promised to us in connection with our savings and loan acquisitions in 1988. Under the terms of the settlement agreement, we received a $95 million non-taxable cash payment

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Also in 2006, the Texas State Legislature enacted a new margin tax to replace the existing franchise tax, which for us results in a lower overall State of Texas tax rate. As a result, we recognized a one-time, non-cash benefit of $6 million of which $2 million related to the reduction of previously provided deferred state income taxes and $4 million related to reducing the valuation allowance for Texas investment credits.

In 2005, we recognized a one-time tax benefit of $16 million as a result of the sale of our Pembroke, Canada MDF facility.

Income from continuing operations before taxes consist of:

	For the Year
	2007	2006	2005
	(In millions)

U.S.	$1,948	$381	$4
Non-U.S.	7	9	7

	$1,955	$390	$11

A reconciliation of the federal statutory rate to the effective income tax rate on continuing operations follows:

	For the Year
	2007	2006	2005

Federal statutory rate	35%	35%	35%
State, net of federal benefit	3	—	15
Foreign	—	—	(4)
Other	1	—	37

	39%	35%	83%
Settlement of tax litigation	—	(8)	—
State of Texas tax legislation	—	(1)	—
Sale of foreign subsidiary	—	—	(147)

Effective tax rate	39%	26%	(64)%

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of deferred taxes are:

	At Year-End
	2007	2006
	(In millions)

Deferred Tax Liabilities:
Property, equipment, and intangible assets	$(350)	$(330)
Timber and timberland, including deferred gain on sale in 2007	(822)	(77)
U.S. taxes on unremitted foreign earnings	(16)	(14)
Other	(4)	(15)

	(1,192)	(436)

Deferred Tax Assets:
Alternative minimum tax credits	286	—
Foreign and state net operating loss carryforwards	22	26
Pension and postretirement benefits	104	140
Employee benefits	59	53
Accruals not deductible until paid	51	31
Other	35	30

Gross deferred tax assets	557	280
Less valuation allowance	(28)	(27)

	529	253

Net Deferred Tax Liability	$(663)	$(183)

The net deferred tax liability is classified on our balance sheet as follows:

	At Year-End
	2007	2006
	(In millions)

Current deferred tax assets	$99	$61
Non-current deferred tax liabilities	(762)	(244)

Net deferred tax liability	$(663)	$(183)

The increase in deferred taxes primarily reflects the deferred gain on the sale of our strategic timberland offset by the resulting payment of alternative minimum taxes. Our alternative minimum tax credit can be carried forward indefinitely. Our foreign and state net operating loss carryforwards and credits will expire from 2008 through 2027. A valuation allowance is provided for these foreign and state net operating loss carryforwards and credits.

We or one of our subsidiaries files U.S. federal income tax returns, and income tax returns in various states and foreign jurisdictions. The Internal Revenue Service has completed the examinations of our tax returns through 2003, and we are no longer subject to examination by state or foreign tax authorities for years before 2000. We have various income tax audits in process as of year-end 2007, and we do not expect that the resolution of these matters will have a significant effect on our earnings or financial position.

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In millions)

Balance beginning of 2007	$20
Additions based on tax positions related to the current year	4
Reductions for tax positions of prior years	(1)
Settlements/collections	3

Balance end of 2007	$26

Of the $26 million of unrecognized tax benefits, $13 million would affect our effective tax rate if recognized. Interest accrued related to unrecognized tax benefits is included in income tax (expense) benefit. Unrecognized tax benefits includes approximately $1 million of accrued interest and no penalties related to years 2007, 2006, and 2005. We do not expect material changes to our tax reserve during the next 12 months.

Note 12 —	Litigation

We are involved in various legal proceedings that arise from time to time in the ordinary course of doing business and believe that adequate reserves have been established for any probable losses. Expenses related to litigation are included in operating income. We do not believe that the outcome of any of these proceedings should have a significant adverse effect on our financial position, long-term results of operations, or cash flows. It is possible, however, that charges related to these matters could be significant to our results or cash flows in any one accounting period.

We are a defendant in litigation alleging a civil violation of Section 1 of the Sherman Act. We and the other defendants have entered into various settlement agreements that resolved the class action portion of this litigation and the majority of the opt-out claims. Our payments under the settlement agreements have totaled $59 million of which $46 million was paid in 2007, $5 million in 2005, and $8 million in 2003. The trial for our one remaining state court claim is presently scheduled for first quarter 2008. We believe that we have established adequate reserves for this case.

We are also defending two cases in California state court alleging violations of that state’s on duty meal break laws. In 2007, we settled three additional meal break cases. We believe we have established adequate reserves for these cases.

Note 13 —	Commitments and Other Contingencies

We lease manufacturing and other facilities and equipment under operating lease agreements. Future minimum rental commitments under non-cancelable operating leases having a remaining term in excess of one year are (in millions): 2008 — $38; 2009 — $34; 2010 — $27; 2011 — $22; 2012 — $18; and thereafter — $83. Total rent expense was $43 million in 2007, $43 million in 2006, and $46 million in 2005. In 2007, we recorded an impairment charge related to a long-term operating lease. As a result, $60 million of our future operating lease payments are included on our balance sheet, of which $3 million is in current liabilities and $57 million is in other long-term liabilities.

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

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

At year-end 2007, we had unconditional purchase obligations, principally for sawtimber, pulpwood and gypsum, aggregating $3.173 billion that will be paid over the next twelve to twenty years. This includes $1.470 billion related to a 20-year fiber supply agreement for pulpwood and a 12-year fiber supply agreement for sawtimber. Both of these agreements are subject to extension. These purchase obligations are valued at year-end 2007 market prices, however, our actual future purchases will be at the then current market price.

In connection with our joint venture operations, we have guaranteed debt service and other obligations and letters of credit aggregating $70 million at year-end 2007. Generally we would fund these guarantees for lack of specific performance by the joint ventures, such as non-payment of debt.

Note 14 —	Derivative Instruments and Variable Interest Entities

We have used interest rate agreements in the normal course of business to mitigate the risk inherent in interest rate fluctuations by entering into contracts with major U.S. securities firms. At year-end 2007, we have two interest rate swap agreements that mature in 2008. The two agreements have a total notional amount of $50 million.

Under these swap agreements, we pay a fixed interest rate of 6.55 percent and receive a floating interest rate (4.60 percent at year-end 2007). At year-end 2007, the fair value of these interest rate swaps was a $1 million liability which is included in other current liabilities. The interest rate swap agreements were initially designated as a hedge of interest cash flows anticipated from specific variable-rate borrowings. By year-end 2007, no portion of the interest rate swap agreements qualified for hedge accounting since we have repaid virtually all of our variable-rate borrowings. Changes in the fair value of the interest rate swap agreements that qualified for hedge accounting increased other comprehensive income by $1 million in 2006 and decreased other comprehensive income $1 million in 2005. There was no material hedge ineffectiveness in 2006 or 2005. As a result of the termination of the hedge designation in 2007, we reclassified less than $1 million from other comprehensive income and charged other non-operating expense. Changes in the fair value of the interest rate swap agreements that did not qualify for hedge accounting were less than $1 million of expense in 2007, $1 million of income in 2006, and $2 million of income in 2005, and are included in other non-operating income (expense).

We also have used, to a limited degree, derivative instruments to mitigate our exposure to changes in anticipated cash flows from sale of products and manufacturing costs. These derivative contracts had notional amounts that represent less than one percent of our annual sales of linerboard and purchases of recycled fiber. These instruments expired in 2005. Operating income increased $1 million in 2005 as a result of linerboard and recycled fiber derivatives, and there was no material hedge ineffectiveness.

In 1999, we entered into an agreement to lease particleboard and medium density fiberboard facilities in Mt. Jewett, Pennsylvania. The lease is for 20 years and includes fixed price purchase options in 2014 and at the end of the lease. The option prices were intended to approximate the estimated fair values of the facilities at those dates and do not represent a guarantee of the facilities’ residual values. After exhaustive efforts, we were unable to determine whether the lease is with a variable interest entity or if there is a primary beneficiary because the unrelated third-party lessors will not provide the necessary financial information. We account for the lease as an operating lease, and at year-end 2007 our financial interest was limited to our obligation to make the remaining $146 million of contractual lease payments, approximately $12 million per year.

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15 —	Other Information

Our allowance for doubtful accounts was $14 million at year-end 2007 and $14 million at year-end 2006. The provision for doubtful accounts was $3 million in 2007, $3 million in 2006, and $4 million in 2005. Accounts charged-off, net of recoveries were $3 million in 2007, $3 million in 2006, and $6 million in 2005.

Note 16 —	Fair Value of Financial Instruments

Carrying value and the estimated fair value of our financial instruments are:

	At Year-End
	2007		2006
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In millions)

Financial liabilities
Fixed-rate, long-term debt	$854	$909	$1,413	$1,483

Differences between carrying value and fair value are primarily due to instruments that provide fixed interest rates or contain fixed interest rate elements. Inherently, such instruments are subject to fluctuations in fair value due to subsequent movements in interest rates. We value other financial instruments using quoted market prices where available or expected cash flows, discounted using rates that represent current rates for similar instruments. We excluded financial instruments from the table that are either carried at fair value or have fair values that approximate their carrying amount due to their short-term nature or variable interest rates.

At year-end 2007, we had guaranteed joint venture obligations principally related to fixed-rate debt instruments totaling $70 million. The estimated fair value of these guarantees is not significant.

Note 17 —	Earnings Per Share

We compute earnings per share by dividing income by weighted average shares outstanding using the following:

	For the Year
	2007	2006	2005
	(In millions)

Earnings for basic and diluted earnings per share:
Income from continuing operations	$1,202	$287	$18
Discontinued operations	103	181	158

Net income	$1,305	$468	$176

Weighted average shares outstanding:
Weighted average shares outstanding — basic	106.0	108.8	112.6
Dilutive effect of equity purchase contracts	—	—	0.4
Dilutive effect of stock options (Note 9)	2.1	2.0	1.5

Weighted average shares outstanding — diluted	108.1	110.8	114.5

Average common shares outstanding exclude unvested restricted shares. At year-end 2007, options for 1,122,545 shares were antidilutive.

Certain employees of Forestar and Guaranty participated in our employee stock option program. Following the spin-offs, these employees retained stock option rights associated with our stock. These stock options will remain a consideration in our dilutive effect of stock options until they are exercised, cancelled or expire. At year-end 2007, employees of Forestar and Guaranty held options for 1,236,437 shares of Temple-

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inland stock, of which 551,627 were exercisable. The weighted average exercise price of these options at year-end 2007 was $17 per share and the weighted average remaining contractual term is 7 years.

Note 18 —	Segment Information

At year-end 2007, we have two business segments: corrugated packaging and building products. Timber and timberland is no longer an active segment as a result of the sale of our timberlands in fourth quarter 2007. Corrugated packaging manufactures containerboard and corrugated packaging. Building products manufactures a variety of building products. Timber and timberland managed our timber resources.

We evaluate performance based on operating income before unallocated items and income taxes. Unallocated items represent items managed on a company-wide basis and include corporate general and administrative expense, share-based compensation, other operating and non-operating income (expense), and interest expense. Other operating income (expense) includes gain or loss on sale of assets, asset impairments, and unusual expenses. The accounting policies of the segments are the same as those described in the accounting policy notes to the financial statements. Intersegment sales are recorded at market prices. Intersegment sales and shared service expense allocations are netted in costs and expenses.

				Items Not
				Allocated to
	Corrugated	Building	Timber and	Segments and
	Packaging	Products	Timberland	Eliminations		Total
	(In millions)

For the year or at year-end 2007:
Revenues from external customers	$3,044	$806	$76	$—		$3,926
Depreciation and amortization	142	45	11	16		214
Equity income from joint ventures	4	1	—	—		5
Income (loss) from continuing operations before taxes	287	8	65	1,595	(b)	1,955
Total assets	2,301	623	—	3,018		5,942
Investment in equity method investees and joint ventures	11	23	—	—		34
Goodwill	236	129	—	—		365
Capital expenditures and reforestation	167	42	13	15		237
For the year or at year-end 2006:
Revenues from external customers	$2,977	$1,119	$89	$—		$4,185
Depreciation and amortization	153	44	14	14		225
Equity income from joint ventures	8	3	—	—		11
Income (loss) from continuing operations before taxes	255	221	63	(149	)(b)	390
Total assets	2,275	638	330	384		3,627	(a)
Investment in equity method investees and joint ventures	11	22	—	—		33
Goodwill	236	129	—	—		365
Capital expenditures and reforestation	117	46	19	22		204
For the year or at year-end 2005:
Revenues from external customers	$2,825	$898	$120	$—		$3,843
Depreciation and amortization	160	35	12	11		218
Equity income from joint ventures	11	28	—	—		39
Income (loss) from continuing operations before taxes	120	125	72	(306	)(b)	11
Total assets	2,308	456	333	314		3,411	(a)
Investment in equity method investees and joint ventures	11	36	—	—		47
Goodwill	236	—	—	—		236
Capital expenditures and reforestation	126	43	30	21		220

(a)	Excludes assets of discontinued operations of $16,847 million in 2006 and $18,219 million in 2005.

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)	Items not allocated to segments consists of:

	For the Year
	2007	2006	2005
	(In millions)

General and administrative	$(100)	$(107)	$(91)
Share-based compensation	(34)	(38)	(21)
Gain on sale of timberland	2,053	—	—
Other operating income (expense)	(188)	26	(85)
Other non-operating income (expense)	(35)	93	—
Net interest income on financial assets and nonrecourse financial liabilities of special purpose entities	10	—	—
Interest	(111)	(123)	(109)

	$1,595	$(149)	$(306)

Other operating income (expense) applies to:
Corrugated packaging	$(64)	$(21)	$(38)
Building products	(63)	42	(27)
Timber and timberland	2,060	—	—
Unallocated	(68)	5	(20)

	$1,865	$26	$(85)

Please read Note 10 for further information about other operating income (expense).

Revenues and property and equipment based on the location of our operations were:

	For the Year
Geographic Information	2007	2006	2005
	(In millions)

Revenues from external customers:
United States	$3,739	$4,009	$3,660
Mexico	187	176	156
Canada(a)	—	—	27

	$3,926	$4,185	$3,843

	At Year-End
	2007	2006	2005
	(In millions)

Property and equipment:
United States	$1,596	$1,591	$1,582
Mexico	36	37	38
Canada(a)	—	—	1

	$1,632	$1,628	$1,621

(a)	In 2005, we sold our MDF facility located in Pembroke, Canada, as a result, we have no significant assets or ongoing operations in Canada.

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 19 —	Summary of Quarterly Results of Operations (Unaudited)

Selected quarterly financial results for 2007 and 2006 have been reclassified to reflect Forestar and Guaranty as discontinued operations:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In millions, except per share)

2007
Total revenues	$1,003	$1,023	$963	$937
Gross profit	$144	$146	$129	$117
Income from continuing operations(a)	$7	$26	$11	$1,158
Discontinued operations	31	40	25	7

Net income	$38	$66	$36	$1,165

Earnings per share(b)
Basic:
Income from continuing operations	$0.07	$0.24	$0.11	$10.88
Discontinued operations	0.29	0.39	0.23	0.08

Net income	$0.36	$0.63	$0.34	$10.96

Diluted:
Income from continuing operations	$0.07	$0.24	$0.11	$10.69
Discontinued operations	0.28	0.38	0.22	0.07

Net income	$0.35	$0.62	$0.33	$10.76

(a)	Income from continuing operations includes the following items:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In millions)

Gain on sale of timberland	$—	$—	$—	$2,053

Other operating income (expense):
Transformation costs (advisory and legal fees, change of control and employee related)	$(4)	$(4)	$(2)	$(59)
Closures and sales of converting and production facilities and sales of non-strategic assets	—	8	(1)	(62)
Litigation	(10)	—	—	(46)
Environmental remediation	—	—	—	(9)
Other	—	(5)	(3)	9

	$(14)	$(1)	$(6)	$(167)

Other non-operating income (expense):
Charges related to early repayment of debt	$—	$—	$—	$(40)
Interest and other income	—	1	1	3

	$—	$1	$1	$(37)

(b)	The sum of earnings per share for the quarters does not equal earnings per share for the year due to the use of average shares outstanding for each period.

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In millions, except per share)

2006
Total revenues	$1,043	$1,090	$1,051	$1,001
Gross profit	$155	$203	$190	$161
Income from continuing operations(a)(b)	$29	$148	$49	$61
Discontinued operations	50	43	46	42

Net income(b)	$79	$191	$95	$103

Earnings per share(c)
Basic:
Income from continuing operations(b)	$0.26	$1.35	$0.45	$0.59
Discontinued operations	0.45	0.39	0.42	0.40

Net income(b)	$0.71	$1.74	$0.87	$0.99

Diluted:
Income from continuing operations(b)	$0.26	$1.32	$0.44	$0.57
Discontinued operations	0.44	0.38	0.42	0.39

Net income(b)	$0.70	$1.70	$0.86	$0.96

(a)	Income from continuing operations includes the following items:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In millions)

Other operating income (expense):
Closures and sales of converting and production facilities and sales of non-strategic assets	$—	$(1)	$(4)	$1
Litigation	—	—	(4)	(2)
Environmental remediation	—	—	—	(8)
Softwood Lumber Agreement	—	—	—	42
Hurricane related insurance recoveries	—	—	—	2

	$—	$(1)	$(8)	$35

Other non-operating income (expense):
Tax litigation settlement	$—	$89	$—	$—
Interest and other income	1	2	1	—

	$1	$91	$1	$—

(b)	2006 quarters have been recast for the retrospective application of FASB Staff Position No. AUG AIR — 1 Accounting for Planned Major Maintenance.
(c)The sum of earnings per share for the quarters does not equal earnings per share for the year due to the use of average shares outstanding for each period.

Note 20 —	Discontinued Operations

On December 28, 2007, we spun off to our shareholders in tax-free distributions, our real estate segment and our financial services segment, which included certain real estate and minerals activities in our timber and timberland segment.

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result, we report the assets and liabilities and results of operations of these segments as discontinued operations. Expense allocated to these discontinued operations included interest expense of $7 million in 2007, $4 million in 2006, and none in 2005 and share-based compensation expense of $7 million in 2007, $8 million in 2006, and $5 million in 2005.

In addition, on August 31, 2007 we sold the previously acquired chemical operations. We received cash proceeds of $1 million and recognized a pre-tax loss of $6 million on the sale. Assets of this operation were previously reported as assets held-for-sale. We have ongoing environmental remediation activities related to this operation for which we have established a reserve. Any changes to our estimate of cost will impact current operations.

A summary of the assets and liabilities of discontinued operations at year-end 2006 follows:

			Chemical
	Real	Financial	Operations
	Estate	Services	and Other	Total
	(In millions)

Cash and cash equivalents	$3	$372	$5	$380
Loans and loans held for sale	—	9,640	—	9,640
Securities	—	5,644	—	5,644
Real estate	564	—	—	564
Property and equipment	2	214	7	223
Other assets	31	357	8	396

Total Assets	$600	$16,227	$20	$16,847

Deposits	$—	$9,486	$—	$9,486
Debt	44	5,177	—	5,221
Other liabilities	43	87	7	137
Subordinated notes payable to trust	—	142	—	142
Preferred stock issued by subsidiaries	—	305	—	305

Total Liabilities	$87	$15,197	$7	$15,291

A summary of earnings from our discontinued operations follows:

	For the Year
	2007	2006	2005
	(In millions)

Real estate income before taxes	$41	$83	$59
Financial services income before taxes	138	204	192
Chemical operations and other(a)	(13)	(2)	1

Income from discontinued operations before taxes	166	285	252
Income tax expense	(63)	(104)	(94)

Discontinued operations	$103	$181	$158

(a)	2007 includes a $6 million charge for environmental remediation.

Note 21 —	Subsequent Events

On February 1, 2008, our Board of Directors declared a quarterly dividend of $0.10 per share payable on March 14, 2008.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no changes in or disagreements with our independent registered public accounting firm to report.

Item 9A.	Controls and Procedures

(a) Disclosure controls and procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (or the Exchange Act)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Internal control over financial reporting

Management’s report on internal control over financial reporting is included in Item 8. Financial Statements and Supplementary Data.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in fourth quarter 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Set forth below is certain information about the members of our Board of Directors:

		Year First
		Elected to
Name	Age	the Board	Principal Occupation

Doyle R. Simons	44	2007	Chairman and Chief Executive Officer of Temple-Inland Inc.
Afsaneh M. Beschloss	52	2002	President and Chief Executive Officer of The Rock Creek Group
Dr. Donald M. Carlton	70	2003	Former President and Chief Executive Officer of Radian International LLC
Cassandra C. Carr	63	2004	Senior Advisor, Public Strategies, Inc.
E. Linn Draper, Jr.	66	2004	Former Chairman, President and Chief Executive Officer of American Electric Power Company, Inc.
Larry R. Faulkner	62	2005	President of Houston Endowment Inc.
James T. Hackett	54	2000	Chairman, President and Chief Executive Officer of Anadarko Petroleum Corporation
Jeffrey M. Heller	68	2004	Vice Chairman of Electronic Data Systems, Inc.
J. Patrick Maley, III	46	2007	President and Chief Operating Officer of Temple-Inland Inc.
W. Allen Reed	60	2000	Former Chairman of the Board of General Motors Asset Management Corporation
Richard M. Smith	62	2006	Chairman of Newsweek
Arthur Temple III	66	1983	Chairman of the Board of First Bank & Trust, East Texas and the T.L.L. Temple Foundation
Larry E. Temple	72	1991	Attorney-at-law

The remaining information required by this item is incorporated herein by reference from our definitive proxy statement, involving the election of directors, to be filed pursuant to Regulation 14A with the SEC not later than 120 days after the end of the fiscal year covered by this Form 10-K (or Definitive Proxy Statement). Certain information required by this item concerning executive officers is included in Part I of this report.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference from our Definitive Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

Information at year-end 2007 about our compensation plans under which our Common Stock may be issued follows:

(c)
Number of Securities
	(a)	(b)	Remaining Available
	Number of Securities	Weighted-Average	for Future Issuance
	to be Issued Upon	Exercise Price of	Under Equity
	Exercise of Outstanding	Outstanding Options,	Compensation Plans
	Options, Warrants and	Warrants and	(Excluding Securities
Plan Category	Rights	Rights	Reflected in Column(a))

Equity compensation plans approved by security holders	7,108,174	$15	None
Equity compensation plans not approved by security holders	None	None	None
Total	7,108,174	$15	None

The remaining information required by this item is incorporated by reference from our Definitive Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from our Definitive Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference from our Definitive Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) Documents Filed as Part of Report.

1. Financial Statements

Our consolidated financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K.

2. Financial Statement Schedules

All schedules are omitted as the required information is either inapplicable or the information is presented in our consolidated financial statements and notes thereto in Item 8 above.

3. Exhibits

Exhibit
Number		Exhibit

3.01	—	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended June 30, 2007, and filed with the Commission on August 7, 2007)
3.02	—	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q for the quarter ended June 30, 2007, and filed with the Commission on August 7, 2007)
4.01	—	Form of Specimen Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.03 to registration statement on Form S-8 (Reg. No. 33-27286) filed by the Company with the Commission on March 2, 1989)
4.02	—	Indenture dated as of September 1, 1986, between the Registrant and Bank of New York Trust Company, N.A. (successor to Chemical Bank), as Trustee (or Senior Notes Indenture) (incorporated by reference to Exhibit 4.01 to registration statement on Form S-1 (Reg. No. 33-8362) filed by the Company with the Commission on August 29, 1986)

Exhibit
Number			Exhibit

4.03		—	First Supplemental Indenture to the Senior Notes Indenture, dated as of April 15, 1988, between the Company and Bank of New York Trust Company, N.A. (successor to The Chase Manhattan Bank and Chemical Bank), as Trustee (incorporated by reference to Exhibit 4.02 to registration statement on Form S-3, Registration No. 33-20431, filed with the Commission on March 2, 1988)
4.04		—	Second Supplemental Indenture to the Senior Notes Indenture, dated as of December 27, 1990, between the Company and Bank of New York Trust Company, N.A. (successor to The Chase Manhattan Bank and Chemical Bank), as Trustee (incorporated by reference to Exhibit 4.03 to Form 8-K, filed with the Commission on December 27, 1990)
4.05		—	Third Supplemental Indenture to the Senior Notes Indenture, dated as of May 9, 1991, between the Company and Bank of New York Trust Company, N.A. (successor to The Chase Manhattan Bank and Chemical Bank), as Trustee (incorporated by reference to Exhibit 4 to Form 10-Q for the quarter ended June 29, 1991, filed with the Commission on August 7, 1991)
4.06		—	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, dated February 16, 1989 (incorporated by reference to Exhibit 4.04 to the Company’s Form 10-K for the year ended December 31, 1988, and filed with the Commission on March 21, 1989)
4.07		—	Rights Agreement, dated February 20, 1999, between the Company and Computershare Trust Company, N.A. (f/k/a First Chicago Trust Company of New York), as Rights Agent (incorporated by reference to Exhibit 1 to the Company’s registration statement on Form 8A filed with the Commission on February 19, 1999)
4.08		—	Form of Fixed-rate Medium Term Note, Series F, of the Company (incorporated by reference to Exhibit 4.05 to the Company’s Form 8-K filed with the Commission on June 3, 1998)
4.09		—	Form of 7.875% Senior Notes due 2012 of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Commission on May 3, 2002)
4.10		—	Form of 6.375% Senior Notes due 2016 of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Commission on December 6, 2005)
4.11		—	Form of 6.625% Senior Notes due 2018 of the Company (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed with the Commission on December 6, 2005)
10.01		—	Credit Agreement dated July 28, 2005, with Bank of America, N.A., as administrative agent and L/C Issuer; Citibank, N.A. and The Toronto Dominion Bank, as co-syndication agents; BNP Paribas and The Bank Of Nova Scotia, as co-documentation agents; Banc of America Securities LLC and Citigroup Global Markets Inc., as joint lead arrangers and joint book managers; and the lenders party thereto (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on August 1, 2005)
10	.02*	—	Temple-Inland Inc. 1993 Stock Option Plan (incorporated by reference to the Company’s definitive proxy statement in connection with the Annual Meeting of Shareholders held May 6, 1994, and filed with the Commission on March 21, 1994)
10	.03*	—	First amendment to Temple-Inland Inc. 1993 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2006, and filed with the Commission on November 7, 2006)
10	.04*	—	Temple-Inland Inc. 1997 Stock Option Plan (incorporated by reference to the Company’s Definitive Proxy Statement in connection with the Annual Meeting of Shareholders held May 2, 1997, and filed with the Commission on March 17, 1997), as amended May 7, 1999 (incorporated by reference to the Company’s definitive proxy statement in connection with the Annual Meeting of Shareholders held May 7, 1999, and filed with the Commission on March 26, 1999)
10	.05*	—	First amendment to Temple-Inland Inc. 1997 Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 30, 2006, and filed with the Commission on November 7, 2006)
10	.06*	—	Temple-Inland Inc. 1997 Restricted Stock Plan (incorporated by reference to the Company’s Definitive Proxy Statement in connection with the Annual Meeting of Shareholders held May 2, 1997, and filed with the Commission on March 17, 1997)
10	.07*	—	Temple-Inland Inc. 2001 Stock Incentive Plan (incorporated by reference to the Company’s definitive proxy statement in connection with the Annual Meeting of Shareholders held May 4, 2001, and filed with the Commission on March 23, 2001)

Exhibit
Number			Exhibit

10	.08*	—	First amendment to Temple-Inland Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended September 30, 2006, and filed with the Commission on November 7, 2006)
10	.09*	—	Temple-Inland Inc. 2003 Stock Incentive Plan (incorporated by reference to Appendix A of the Company’s definitive proxy statement dated March 31, 2003, and prepared in connection with the annual meeting of stockholders held May 2, 2003)
10	.10*	—	First amendment to Temple-Inland Inc. 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended September 30, 2006, and filed with the Commission on November 7, 2006)
10	.11*	—	Form of Nonqualified Stock Option Agreement issued pursuant to the Temple-Inland Inc. 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K for the year ended January 3, 2004, and filed with the Commission on February 23, 2004)
10	.12*	—	Revised Form of Performance Stock Units Agreement issued pursuant to the Temple-Inland Inc. 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.08 to the Company’s Form 10-K for the year ended December 31, 2005, and filed with the commission on March 8, 2006)
10	.13*	—	Revised Form of Restricted Stock Unit Agreement issued pursuant to the Temple-Inland Inc. 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.09 to the Company’s Form 10-K for the year ended December 31, 2005, and filed with the commission on March 8, 2006)
10	.14*	—	Revised Form of Nonqualified Stock Option Agreement for Non-Employee Directors issued pursuant to the Temple-Inland Inc. 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K for the year ended December 31, 2005, and filed with the commission on March 8, 2006)
10	.15*	—	Amendment to outstanding Temple-Inland Option Agreements and Restricted Stock Agreements (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on December 31, 2007)
10	.16*	—	Amended and restated Temple-Inland Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 31, 2007)
10	.17*	—	Amended and restated Temple-Inland Directors’ Fee Deferral Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on December 31, 2007)
10	.18*	—	Amended and restated Temple-Inland Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on December 31, 2007)
10	.19*	—	Employment Agreement between the company and Doyle R. Simons, dated August 9, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 10, 2007)
10	.20*	—	Change in Control Agreement dated June 1, 2003, between the Company and J. Patrick Maley III (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 28, 2003, and filed with the Commission on November 12, 2003)
10	.21*	—	Change in Control Agreement dated October 2, 2000, between the Company and Jack C. Sweeny (incorporated by reference to Exhibit 10.29 to the Company’s Form 10-K for the year ended December 30, 2000, and filed with the Commission on March 5, 2001)
10	.22*	—	Change in Control Agreement dated October 2, 2000, between the Company and Randall D. Levy (incorporated by reference to Exhibit 10.31 to the Company’s Form 10-K for the year ended December 30, 2000, and filed with the Commission on March 5, 2001)
10.23		—	Loan Agreement, dated December 3, 2007, by and among TIN Land Financing, LLC, Citibank, N.A., Citicorp North America, Inc., as Agent, and the other Lenders named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 4, 2007)
10.24		—	Loan Agreement, dated December 3, 2007, by and among TIN Timber Financing, LLC, Citibank, N.A., Citicorp North America, Inc., as Agent, and the other Lenders named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on December 4, 2007)
10.25		—	Pulpwood Supply Agreement, dated October 31, 2007, by and between TIN Inc. and CPT LOGCO, LLC (1)(2)
10.26		—	Sawtimber Supply Agreement, dated October 31, 2007, by and between TIN Inc. and CPT LOGCO, LLC (1)(2)
10	.27*	—	Temple-Inland Inc. 2008 Incentive Plan (1) (3)

Exhibit
Number			Exhibit

10	.28*	—	Form of Nonqualified Stock Option Agreement, as revised in 2008, issued pursuant to the Temple-Inland Inc. 2003 Stock Incentive Plan (1)
10	.29*	—	Form of Restricted Stock Units Agreement issued pursuant to the Temple-Inland Inc. 2008 Incentive Plan (1)
21		—	Subsidiaries of the Company (1)
23		—	Consent of Ernst & Young LLP (1)
31.1		—	Certification of Chief Executive Officer pursuant to Exchange Act rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
31.2		—	Certification of Chief Financial Officer pursuant to Exchange Act rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
32.1		—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
32.2		—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

*	Management contract or compensatory plan or arrangement.

(1)	Filed herewith

(2)	Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission. The omissions have been indicated with asterisks (“***”), and the omitted text has been filed separately with the Commission.

(3)	To be submitted for shareholder approval at the 2008 Annual Meeting of Stockholders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Temple-Inland Inc.
(Registrant)

By:	/s/ Doyle R. Simons
Doyle R. Simons
Chairman of the Board and
Chief Executive Officer

Date: February 25, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Doyle R. Simons Doyle R. Simons	Director, Chairman of the Board, and Chief Executive Officer	February 25, 2008

/s/ Randall D. Levy Randall D. Levy	Chief Financial Officer	February 25, 2008

/s/ Troy L. Hester Troy L. Hester	Principal Accounting Officer	February 25, 2008

/s/ Afsaneh M. Beschloss Afsaneh M. Beschloss	Director	February 25, 2008

/s/ Donald M. Carlton Donald M. Carlton	Director	February 25, 2008

/s/ Cassandra C. Carr Cassandra C. Carr	Director	February 25, 2008

/s/ E. Linn Draper, Jr. E. Linn Draper, Jr.	Director	February 25, 2008

/s/ Larry R. Faulkner Larry R. Faulkner	Director	February 25, 2008

/s/ James T. Hackett James T. Hackett	Director	February 25, 2008

/s/ Jeffrey M. Heller Jeffrey M. Heller	Director	February 25, 2008

Signature	Capacity	Date

/s/ J. Patrick Maley III J. Patrick Maley III	Director	February 25, 2008

/s/ W. Allen Reed W. Allen Reed	Director	February 25, 2008

/s/ Richard M. Smith Richard M. Smith	Director	February 25, 2008

/s/ Arthur Temple III Arthur Temple III	Director	February 25, 2008

/s/ Larry E. Temple Larry E. Temple	Director	February 25, 2008