Form 10-Q
period 2008-03-29
TEMPLE INLAND INC
filed 2008-05-06
CIK 731939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Quarterly Period Ended March 29, 2008
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Transition Period From                      to
Commission File Number: 001-08634
Temple-Inland Inc.
(Exact name of registrant as specified in its charter)

Delaware	75-1903917
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)
1300 MoPac Expressway South, 3rd Floor, Austin, Texas 78746
(Address of Principal Executive Offices, including Zip code)
(512) 434-5800
(Registrant’s telephone number, including area code)
Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes       ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of common shares outstanding
Class	as of March 29, 2008

Common Stock (par value $1.00 per share)	106,223,042

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TEMPLE-INLAND INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	First
	Quarter-End	Year-End
	2008	2007
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$38	$227
Trade receivables, net of allowance for doubtful accounts of $15 in 2008 and $14 in 2007	456	433
Inventories:
Work in process and finished goods	109	116
Raw materials	226	224
Supplies and other	124	121

Total inventories	459	461
Deferred tax asset	77	99
Prepaid expenses and other	67	57

Total current assets	1,097	1,277
Property and Equipment
Land and buildings	647	641
Machinery and equipment	3,448	3,423
Construction in progress	96	120
Less allowances for depreciation	(2,574)	(2,552)

Total property and equipment	1,617	1,632
Financial Assets of Special Purpose Entities	2,383	2,383
Goodwill	365	365
Other Assets	278	285

TOTAL ASSETS	$5,740	$5,942

LIABILITIES
Current Liabilities
Accounts payable	$220	$244
Accrued employee compensation and benefits	59	108
Accrued interest	29	31
Accrued property taxes	7	11
Accrued income taxes	—	258
Other accrued expenses	185	173
Current portion of long-term debt	1	3
Current portion of pension and postretirement benefits	26	62

Total current liabilities	527	890
Long-Term Debt	1,058	852
Nonrecourse Financial Liabilities of Special Purpose Entities	2,140	2,140
Deferred Tax Liability	737	762
Liability for Pension Benefits	79	71
Liability for Postretirement Benefits	121	123
Other Long-Term Liabilities	308	324

TOTAL LIABILITIES	4,970	5,162

SHAREHOLDERS’ EQUITY
Preferred stock — par value $1 per share: authorized 25,000,000 shares; none issued	—	—
Common stock — par value $1 per share: authorized 200,000,000 shares; issued 123,605,344 shares in 2008 and 2007, including shares held in the treasury	124	124
Additional paid-in capital	470	475
Accumulated other comprehensive loss	(127)	(139)
Retained earnings	963	987
Cost of shares held in the treasury: 17,382,302 shares in 2008 and 17,464,189 shares in 2007	(660)	(667)

TOTAL SHAREHOLDERS’ EQUITY	770	780

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,740	$5,942

Please read the notes to consolidated financial statements.

TEMPLE-INLAND INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	First Quarter
	2008		2007
	(Dollars in millions, except per share)
NET REVENUES		$944	$1,003

COSTS AND EXPENSES
Cost of sales		(876)	(859)
Selling		(29)	(29)
General and administrative		(33)	(60)
Other operating expense		(12)	(14)

		(950)	(962)

OPERATING INCOME (LOSS)		(6)	41
Other non-operating income		1	—
Interest income on financial assets of special purpose entities		24	—
Interest expense on nonrecourse financial liabilities of special purpose entities		(27)	—
Interest expense on debt		(17)	(29)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES		(25)	12
Income tax (expense) benefit		12	(5)

INCOME (LOSS) FROM CONTINUING OPERATIONS		(13)	7
Discontinued operations		—	31

NET INCOME (LOSS)		$(13)	$38

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic		106.7	105.6
Diluted		107.6	107.7
EARNINGS PER SHARE
Basic:
Income (loss) from continuing operations		$(0.12)	$0.07
Discontinued operations		—	0.29

Net income (loss)		$(0.12)	$0.36

Diluted:
Income from continuing operations	$	N/A	$0.07
Discontinued operations		N/A	0.28

Net income	$	N/A	$0.35

DIVIDENDS PER SHARE OF COMMON STOCK		$0.10	$0.28

Please read the notes to consolidated financial statements.

TEMPLE-INLAND INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	First Quarter
	2008	2007
	(In millions)
CASH PROVIDED BY (USED FOR) OPERATIONS

Net income (loss)	$(13)	$38
Adjustments:
Depreciation and amortization	50	55
Non-cash share-based compensation	4	19
Non-cash pension and postretirement plans	27	11
Cash contribution to pension and postretirement plans	(39)	(20)
Deferred income taxes	(11)	1
Earnings of joint ventures	(3)	(1)
Dividends from joint ventures	5	1
Other	(1)	6
Changes in:
Receivables	(24)	(27)
Inventories	2	4
Accounts payable and accrued expenses	(327)	(58)
Prepaid expenses and other	(9)	—

	(339)	29

CASH PROVIDED BY (USED FOR) INVESTING
Capital expenditures	(34)	(40)
Sale of non-strategic assets and operations	3	5
Investment in joint ventures	(2)	—
Other	(2)	(7)

	(35)	(42)

CASH PROVIDED BY (USED FOR) FINANCING
Payments of debt	(9)	(5)
Borrowings under accounts receivable securitization facility, net	207	86
Borrowings under revolving credit facility, net	6	(13)
Changes in book overdrafts	(11)	(6)
Other additions to debt	—	4
Cash dividends paid to shareholders	(11)	(29)
Repurchase of common stock	—	(24)
Exercise of stock options	—	12
Tax benefit on share-based compensation	1	7

	183	32

CASH PROVIDED BY (USED FOR) DISCONTINUED OPERATIONS
Net cash provided by operating activities	—	140
Net cash provided by investing activities	—	347
Net cash used for financing activities	—	(517)

	—	(30)
Effect of exchange rate changes on cash and cash equivalents	2	—

Net decrease in cash and cash equivalents	(189)	(11)
Cash and cash equivalents at beginning of period	227	30

Cash and cash equivalents at end of period	$38	$19

Please read the notes to consolidated financial statements.

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Basis of Presentation
     Our consolidated financial statements include the accounts of Temple-Inland Inc. and its subsidiaries and special purpose and variable interest entities of which we are the primary beneficiary. We account for our investment in other entities in which we have significant influence over operations and financial policies using the equity method. On December 28, 2007, we spun off our real estate and our financial services segments into separate public companies, Forestar Real Estate Group and Guaranty Financial Group, respectively. The operations and cash flows of these segments are reflected as discontinued operations. Please read Note 10 for additional information.
     We prepare our unaudited interim financial statements in accordance with generally accepted accounting principles and Securities and Exchange Commission requirements for interim financial statements. As a result, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. However, in our opinion, all adjustments considered necessary for a fair presentation have been included. These adjustments are normal recurring accruals, except as noted. These interim operating results are not necessarily indicative of the results that may be expected for the entire year. For further information, please read the financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2007.
Note 2 — New Accounting Pronouncements
     Beginning January 2008, we adopted two new accounting pronouncements:
•	Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurements — This standard defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The adoption of this statement did not have a significant effect on our earnings or financial position.

•	SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — This standard permits the election of fair value as the initial and subsequent measurement method for many financial assets and liabilities. Subsequent changes in the fair value would be recognized in earnings as they occur. We did not elect this fair value option.
     In addition, there are three new accounting pronouncements that we will be required to adopt in 2009. Based on our current understanding, we do not expect that adoption of any of these pronouncements will have a significant effect on our earnings or financial position.
•	SFAS No. 141(R), Business Combinations — This new standard requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at full fair value, and is effective for business combinations occurring after our year-end 2008. The new standard also changes the approach to determining the purchase price; the accounting for acquisition cost; and the accounting practices for acquired contingencies, restructuring costs, long-lived assets, share-based payment awards, indemnification costs, and tax benefits.

•	SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements — This new standard specifies that noncontrolling interest be reported as a part of equity, not as a liability or other item outside of equity, and is effective for our first quarter 2009.

•	SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — This new standard, which is effective for our first quarter 2009, requires enhanced disclosures about how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Note 3 — Employee Benefit Plans
     Defined benefit and postretirement benefit expense for first quarter consists of:

	Defined Benefits						Postretirement
	Qualified		Supplemental		Total		Benefits
	2008	2007	2008	2007	2008	2007	2008	2007
				(In millions)
Service costs — benefits earned during the period	$7	$7	$—	$—	$7	$7	$—	$—
Interest cost on projected benefit obligation	20	19	1	—	21	19	2	2
Expected return on plan assets	(21)	(21)	—	—	(21)	(21)	—	—
Amortization of prior service costs	1	—	1	—	2	—	—	—
Amortization of actuarial net loss	1	3	—	1	1	4	—	—

Defined benefit expense	$8	$8	$2	$1	$10	$9	$2	$2

     In addition, in first quarter 2008, we recognized $15 million of expense as a result of the $34 million lump-sum cash settlements of supplemental benefits made as part of our transformation plan. We did not make any voluntary, discretionary contributions to our defined benefit plan in first quarter 2008. We made a $15 million voluntary, discretionary contribution in first quarter 2007.
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
     Share-based compensation expense consists of:

	First Quarter
	2008	2007
	(In millions)
Restricted or performance units	$—	$14
Restricted stock	1	—
Stock options	3	5

Total share-based compensation expense	$4	$19

     Share-based compensation expense for first quarter 2008 did not include any expense related to the February 2008 stock options granted to employees because these options were issued subject to shareholder approval, which was received on May 2, 2008. The fair value of share-based compensation awards granted to retirement-eligible employees and expensed at the date of grant was $4 million in first quarter 2008 and $3 million in first quarter 2007.
     Share-based compensation expense is included in:

	First Quarter
	2008	2007
	(In millions)
Cost of sales	$6	$3
Selling expense	—	1
General and administrative	(2)	15

Total share-based compensation expense	$4	$19

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Restricted or performance units
     Restricted or performance units generally have a three-year term; vest after three years from the date of grant or the attainment of stated ROI based performance goals, generally measured over a three-year period; and are settled in cash.
     A summary of activity for first quarter 2008 follows:

		Weighted
		Average Grant	Aggregate
		Date Fair Value	Current
	Shares	Per Share	Value
	(In thousands)		(In millions)
Not vested beginning of the year	1,416	$48
Granted	794	20
Vested and settled	(44)	49
Forfeited	—	—

Not vested end of first quarter 2008	2,166	37	$28

Restricted stock
     Restricted stock awards generally vest after three to six years, and provide for accelerated vesting upon retirement, death, disability, or if there is a change in control. There were no restricted stock awards granted in first quarter 2008 or first quarter 2007. There were 178,967 restricted stock awards outstanding at first quarter 2008 with a weighted average grant date fair value of $27 per share and an aggregate current value of $2 million or $13 per share. There were 256,633 restricted stock awards that vested in first quarter 2008.
Stock options
     A summary of activity for first quarter 2008 follows:

			Weighted	Aggregate
		Weighted	Average	Intrinsic Value
		Average	Remaining	(Current value
		Exercise Price	Contractual	less exercise
	Shares	Per Share	Term	price)
	(In thousands)		(In years)	(In millions)
Outstanding beginning of the year	4,711	$15
Granted	2,355	20
Exercised	(58)	11
Forfeited	(5)	23

Outstanding end of first quarter 2008	7,003	17	7	$7

Exercisable end of first quarter 2008	3,699	13	5	$7

     Options granted in February 2008 were issued subject to shareholder approval, which was received on May 2, 2008. The fair value of these options was determined at the time of shareholder approval and the expense related to these options will be recognized over the remaining vesting period beginning second quarter 2008.

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
     We estimated the fair value of our options using the Black-Scholes-Merton option-pricing model and the following assumptions:

	First Quarter
	2008	2007
Expected life of options (in years)	8	6
Expected stock price volatility	28.2%	22.8%
Expected dividend yield	2.1%	2.3%
Risk-free interest rate	3.3%	4.9%

Weighted average estimated fair value of options granted: (a)
Temple-Inland options	$2.02	$7.39
Forestar options	N/A	3.09
Guaranty options	N/A	1.99

Weighted average estimated fair value of options at original grant date	$2.02	$12.47

(a)	The weighted average estimated fair value of options granted prior to 2008 has been adjusted to reflect the spin-off of Forestar and Guaranty. The share-based compensation expense on options held by employees of Temple-Inland will be based on the original grant date Black-Scholes-Merton value.
Note 5 — Other Operating Income (Expense)

	First Quarter
	2008	2007
	(In millions)
Equity in earnings of joint ventures	$3	$1
Litigation	5	(10)
Transformation costs	(20)	(4)
Other	—	(1)

	$(12)	$(14)

Note 6 — Contingencies and Other
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
     In first quarter 2008, we agreed to settle our one remaining state court claim related to alleged civil violations of Section 1 of the Sherman act for $5 million, which had been fully reserved. As a result, all matters related to these alleged violations have been resolved.
     We continue to defend one remaining case in California state court alleging violations of that state’s on duty meal break laws. We believe we have established adequate reserves for this case. Settlements we have reached in the other meal break cases have been within the established reserves.
     At first quarter-end 2008, we had $836 million in unused borrowing capacity under our committed credit agreements and accounts receivable securitization facility. However, the current covenant language in these agreements would limit our effective borrowing capacity to $245 million.

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Note 7 — Earnings Per Share
     Diluted earnings per share for first quarter 2008 is not applicable due to our loss from continuing operations.
     We computed earnings per share by dividing income by weighted average shares outstanding using the following:

	First Quarter
	2008	2007
	(In millions)
Weighted average common shares outstanding — basic	106.7	105.6
Dilutive effect of stock options held by our employees	0.8	2.1
Dilutive effect of stock options held by Forestar and Guaranty employees	0.1	—

Weighted average shares outstanding — diluted	107.6	107.7

     At first quarter-end 2008, there were 1,218,127 stock options outstanding that were held by employees of Forestar and Guaranty that were granted prior to their spin-off on December 28, 2007. These stock options will be considered in our dilution calculation until they are exercised, cancelled or expire.
Note 8 — Comprehensive Income (Loss)
     Comprehensive income (loss) consists of:

	First Quarter
	2008	2007
	(In millions)
Net income (loss)	$(13)	$38
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment	1	(1)
Defined benefit plans	11	4

Other comprehensive income (loss)	12	3

Comprehensive income (loss)	$(1)	$41

Note 9 — Segment Information
     We have two business segments: corrugated packaging and building products. Corrugated packaging manufactures containerboard and corrugated packaging. Building products manufactures a variety of building products. We no longer have a timber and timberland segment as a result of the fourth quarter 2007 sale of our timberlands.
     We evaluate performance based on operating income before unallocated items and income taxes. Unallocated items represent income and expenses managed on a company-wide basis and include corporate general and administrative expense, share-based compensation, other operating and non-operating income (expense), and interest income and expense. Other operating income (expense) includes gain or loss on sale of assets, asset impairments, and unusual income and expense items. The accounting policies of the segments are the same as those described in the accounting policy notes to the financial statements. Intersegment sales are recorded at market prices. Intersegment sales and shared service expense allocations are netted in costs and expenses.

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

				Items Not
				Allocated to
	Corrugated	Building	Timber and	Segments and
	Packaging	Products	Timberland	Eliminations		Total
For First Quarter 2008 or at First Quarter-End 2008:
(In millions)
Revenues from external customers	$776	$168	N/A	$—		$944
Depreciation and amortization	35	12	N/A	3		50
Equity income from joint ventures	2	1	N/A	—		3
Income (loss) from continuing operations before taxes	55	(21)	N/A	(59	) (a)	(25)
Total assets	2,312	620	N/A	2,808		5,740
Investment in equity method investees and joint ventures	11	23	N/A	—		34
Goodwill	236	129	N/A	—		365
Capital expenditures	27	6	N/A	1		34

For First Quarter 2007 or at First Quarter-End 2007:
(In millions)
Revenues from external customers	$761	$223	$19	$—		$1,003
Depreciation and amortization	37	12	3	3		55
Equity income from joint ventures	1	—	—	—		1
Income (loss) from continuing operations before taxes	64	16	19	(87	) (a)	12
Total assets	2,266	644	338	349		3,597	(b)
Investment in equity method investees and joint ventures	11	22	—	—		33
Goodwill	236	129	—	—		365
Capital expenditures and reforestation	25	10	2	5		42

(a)	Items not allocated to segments consist of:

	First Quarter
	2008	2007
	(In millions)
General and administrative	$(21)	$(25)
Share-based compensation	(4)	(19)
Other operating expense	(15)	(14)
Other non-operating income	1	—
Net interest income (expense) on financial assets and nonrecourse financial liabilities of special purpose entities	(3)	—
Interest expense	(17)	(29)

	$(59)	$(87)

Other operating income (expense) applies to:
Corrugated packaging	$6	$(10)
Building products	(1)	—
Unallocated	(20)	(4)

	$(15)	$(14)

(b)	Excludes assets of discontinued operations of $16,337 million.

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Note 10 — Discontinued Operations
     On December 28, 2007, we spun off to our shareholders in tax-free distributions, our real estate segment, Forestar, which included certain real estate and minerals activities in our timber and timberland segment, and our financial services segment, Guaranty. In addition, on August 31, 2007 we sold the previously acquired chemical operations. A summary of earnings from our discontinued operations follows:

First Quarter
2007
(In millions)
Real estate income before taxes	$3
Financial services income before taxes	46
Chemical operations and other	—

Income from discontinued operations before taxes	49
Income tax expense	(18)

Discontinued operations	$31

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
     Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of the federal securities laws. These forward-looking statements are identified by their use of terms and phrases such as “believe,” “anticipate,” “could,” “estimate,” “likely,” “intend,” “may,” “plan,” “expect,” and similar expressions, including references to assumptions. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties. A variety of factors and uncertainties could cause our actual results to differ significantly from the results discussed in the forward-looking statements. Factors and uncertainties that might cause such differences include, but are not limited to:
•	general economic, market or business conditions;

•	the opportunities (or lack thereof) that may be presented to us and that we may pursue;

•	fluctuations in costs and expenses including the costs of raw materials, purchased energy, and freight;

•	changes in interest rates;

•	demand for new housing;

•	accuracy of accounting assumptions related to impaired assets, pension and postretirement costs, and contingency reserves;

•	competitive actions by other companies;

•	changes in laws or regulations;

•	our ability to execute certain strategic and business improvement initiatives; and

•	other factors, many of which are beyond our control.
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
     In evaluating overall performance, we define ROI as total segment operating income, less general and administrative expenses and share-based compensation not allocated to segments, divided by total assets, less certain assets and certain current liabilities. We do not believe there is a comparable GAAP financial measure to our definition of ROI. The reconciliation of our ROI calculation to amounts reported under GAAP is included in a later section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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

Accounting Policies
Critical Accounting Estimates
     In first quarter 2008, there were no changes in our critical accounting estimates from those we disclosed in our Annual Report on Form 10-K for the year 2007.
New and Pending Accounting Pronouncements
     Beginning January 2008, we adopted two new accounting pronouncements neither of which had a significant effect on our earnings or financial position. In addition, there are three new accounting pronouncements that we will be required to adopt in 2009 none of which are expected to have a significant effect on our earnings or financial position.
     Please read Note 2 to the Consolidated Financial Statements for further information.
Results of Operations for First Quarter 2008 and 2007
Summary
     We manage our operations through two business segments: corrugated packaging and building products. Timber and timberland is no longer an active segment as a result of the sale of our timberland in fourth quarter 2007. A summary of the results of operations by business segment follows:

	First Quarter
	2008		2007
	(Dollars in millions, except per share)
Revenues
Corrugated packaging		$776	$761
Building products		168	223
Timber and timberland		—	19

Total revenues		$944	$1,003

Segment operating income
Corrugated packaging		$55	$64
Building products		(21)	16
Timber and timberland		—	19

Total segment operating income		34	99

Items not allocated to segments
General and administrative		(21)	(25)
Share-based compensation		(4)	(19)
Other operating income (expense)		(15)	(14)
Other non-operating income (expense)		1	—
Net interest income (expense) on financial assets and nonrecourse financial liabilities of special purpose entities		(3)	—
Interest expense on debt		(17)	(29)

Income (loss) before taxes		(25)	12
Income tax (expense) benefit		12	(5)

Income (loss) from continuing operations		(13)	7
Discontinued operations		—	31

Net income (loss)		$(13)	$38

Average basic shares outstanding		106.7	105.6
Average diluted shares outstanding		107.6	107.7

Income (loss) from continuing operations, per basic share		$(0.12)	$0.07
Income from continuing operations, per diluted share(a)	$	N/A	$0.07

ROI, annualized		1.4%	7.6%

(a)	Earnings per diluted share is not applicable for first quarter 2008 due to our loss from continuing operations.
     In first quarter 2008, significant items affecting income (loss) from continuing operations included:
•	We experienced higher prices and higher volumes for our corrugated packaging products, while we continued to experience lower prices and volumes for most of our building products.

•	While we continued to see the benefits in our manufacturing operations from our initiative to lower costs, improve asset utilization, and increase operating efficiencies, the increased cost of energy, freight, and fiber more than offset these benefits.

•	Share-based compensation decreased due to the effect of the lower share price on our cash settled awards and no shared-based compensation expense being recognized on the stock options awarded in first quarter 2008, as they were subject to shareholder approval, which was not obtained until second quarter 2008.

•	We incurred $20 million of costs associated with our transformation plan, of which $15 million is related to a one-time settlement of supplemental retirement benefits. We also decreased litigation reserves by $5 million due to the settlement of the remaining claim related to our antitrust litigation.

•	Interest expense decreased primarily due to the December 2007 early pay-off of $286 million of 6.75% notes and $213 million of 7.875% notes.

     In first quarter 2007, significant items affecting income from continuing operations included:
•	We experienced higher prices and lower volumes for our corrugated packaging products.

•	While we continued to see the benefit in our manufacturing operations from our initiatives to lower costs, improve asset utilization, and increase operating efficiencies, the cost of recycled fiber used at our containerboard mills offset some of the benefits.

•	We experienced lower pricing and volumes for our building products, principally lumber and gypsum.

•	We increased litigation reserves by $10 million as a result of a recent California Supreme Court decision related to meal break cases and incurred $4 million of costs associated with our transformation plan.

•	We expensed $3 million of share-based compensation due to the higher share price at first quarter-end 2007.
     Our operations are affected to varying degrees by supply and demand factors and economic conditions including changes in energy costs, interest rates, new housing starts, home repair and remodeling activities, and the strength of the U.S. dollar. Given the commodity nature of our manufactured products, we have little control over market pricing or market demand.
Corrugated Packaging
     We manufacture linerboard and corrugating medium that we convert into corrugated packaging and sell in the open market. Our corrugated packaging segment revenues are principally derived from the sale of corrugated packaging products and, to a lesser degree, from the sale of linerboard in the domestic and export markets. We also own a 50 percent interest in Premier Boxboard Limited LLC, a joint venture that produces light-weight gypsum facing paper and containerboard at a mill in Newport, Indiana.
     A summary of our corrugated packaging results follows:

	First Quarter
	2008	2007
	(Dollars in millions)
Revenues	$776	$761
Costs and expenses	(721)	(697)

Segment operating income	$55	$64

Segment ROI	11.1%	12.8%
     Fluctuations in corrugated packaging pricing (which includes freight and is net of discounts) and shipments are set forth below:

First Quarter 2008
versus
First Quarter 2007
Increase/(Decrease)
Corrugated packaging
Average prices	3%
Shipments, average week	3%
Industry shipments, average week(a)	(1)%

Linerboard
Average prices	6%
Shipments, in thousand tons	(18)

(a)	Source: Fibre Box Association

     Average price, shipments and costs and expenses were all up three percent in first quarter 2008 compared with first quarter 2007.
     Compared with fourth quarter 2007, average corrugated packaging prices were up slightly and actual shipments were up one percent, principally due to normal seasonal fluctuations, while average linerboard prices were down three percent and shipments were up 22,000 tons.
     Fluctuations in our significant cost and expense components included:

First Quarter 2008
versus
First Quarter 2007
Increase/(Decrease)
(In millions)
Wood fiber	$2
Recycled fiber	10
Energy, principally natural gas	6
Freight	4
Depreciation	(2)
     Higher prices for energy, wood and recycled fiber were partially offset by increased mill reliability and efficiency. The costs of our outside purchases of wood and recycled fiber, energy, and freight fluctuate based on the market prices we pay for these commodities. It is likely that these costs will continue to fluctuate for the remainder of 2008.
     Information about our converting facilities and mills follows:

	First Quarter
	2008	2007
Number of converting facilities (at quarter-end)	64	64
Corrugated packaging shipments, in thousand tons	827	830
Mill production, in thousand tons	914	897
Percent mill production used internally	91%	89%
Percent of total fiber requirements sourced from recycled fiber	36%	37%
Containerboard purchases from our Premier Boxboard Limited LLC joint venture, in thousand tons	13	20
Building Products
     We manufacture lumber, gypsum wallboard, particleboard, medium density fiberboard (MDF), and fiberboard. Our building products segment revenues are principally derived from sales of these products. We also own a 50 percent interest in Del-Tin Fiber LLC, a joint venture that produces MDF at a facility in El Dorado, Arkansas.
     A summary of our building products results follows:

	First Quarter
	2008	2007
	(Dollars in millions)
Revenues	$168	$223
Costs and expenses	(189)	(207)

Segment operating income (loss)	$(21)	$16

Segment ROI	(15.0)%	11.4%

     Fluctuations in product pricing (which includes freight and is net of discounts) and shipments are set forth below:

First Quarter 2008
versus
First Quarter 2007
Increase/(Decrease)
Lumber:
Average prices	(8)%
Shipments	(2)%
Gypsum wallboard:
Average prices	(35)%
Shipments	(27)%
Particleboard:
Average prices	(2)%
Shipments	(16)%
MDF:
Average prices	6%
Shipments	2%
     Pricing and demand for lumber, gypsum wallboard and particleboard were down compared with first quarter 2007 due to challenging housing industry conditions. It is likely the housing industry will remain challenging for the remainder of 2008.
     Compared with fourth quarter 2007, average prices were up seven percent for MDF and three percent for particleboard, while average prices were down five percent for gypsum wallboard and three percent for lumber. Shipments were up 34 percent for MDF and nine percent for particleboard, while shipments were down ten percent for gypsum wallboard and flat for lumber.
     Fluctuations in our significant cost and expense components included:

First Quarter 2008
versus
First Quarter 2007
Increase/(Decrease)
(In millions)
Wood fiber	$(9)
Energy, principally natural gas	(1)
Freight	(3)
Chemicals	2
Depreciation	—
     Costs and expenses were down nine percent in first quarter 2008 compared with first quarter 2007. The decrease in cost is primarily attributable to curtailment of production to match demand for our products. In first quarter 2008, we incurred $2 million in severance charges for headcount reductions in connection with reducing operating schedules at our facilities to match our production to demand.
     The costs of our outside purchases of fiber, energy, freight, and chemicals fluctuate based on the market prices we pay for these commodities. It is likely that these costs will continue to fluctuate for the remainder of 2008.

     Information about our converting and manufacturing facilities follows:

	First Quarter
	2008	2007
Number of converting and manufacturing facilities (at quarter-end)	16	17
Average operating rates for all product lines excluding sold or closed facilities:
High	86%	91%
Low	47%	67%
Average	66%	79%
Gypsum facing paper purchases from our Premier Boxboard Limited LLC joint venture, in thousand tons	8	12
Percent of gypsum facing paper supplied by our Premier Boxboard Limited LLC joint venture	63%	78%
     The lower average operating rates in first quarter 2008 resulted from the curtailment of production to match demand for our products. In December 2007, we permanently ceased production at our Mt. Jewett particleboard manufacturing plant.
Items Not Allocated to Segments
     Unallocated income and expenses are managed on a company-wide basis and include corporate general and administrative expense, share-based compensation, other operating and non-operating income (expense), and interest income and expense.
     The change in share-based compensation was principally due to the effect of a lower share price on our cash-based awards and expense on new options not being recognized in first quarter 2008 as they were subject to shareholder approval, which was received on May 2, 2008. Please read Note 4 to the Consolidated Financial Statements for further information. Based on our current expectations, it is likely that share-based compensation expense for the year 2008 will be in the range of $20 to $30 million. A significant portion of our share-based awards are cash-based awards, therefore changes in our share price during the period have a direct impact on our share-based compensation expense.
     Other operating income (expense) not allocated to business segments totaled $15 million in first quarter 2008, principally related to the lump-sum settlements of supplemental pension benefits made as part of our transformation plan.
     We are continuing our efforts to enhance return on investment by lowering costs, improving operating efficiencies and increasing asset utilization. As a result, we will continue to review operations that are unable to meet return objectives and determine appropriate courses of action, including possibly consolidating and closing converting facilities and selling under-performing assets.
     Net interest income (expense) on financial assets and nonrecourse liabilities of special purpose entities relates to interest income on the $2.38 billion of notes received from the sale of our timberland in 2007 and interest expense on the $2.14 billion of borrowings secured by a pledge of the notes received. The notes receivable were contributed to and the borrowings were made by two wholly-owned, bankruptcy-remote special purpose entities, which we consolidate. The borrowings are nonrecourse to us. At first quarter-end 2008, the interest rate on our financial assets was 3.28 percent and the interest rate on our nonrecourse financial liabilities was 3.86 percent. These interest rates reset quarterly based on different indices and may not always reflect the same spread.
     The change in interest expense in first quarter 2008 compared with first quarter 2007 was due to the December 2007 pay-off of our $286 million of 6.75% Notes payable in 2009 and $213 million of 7.875% Senior Notes payable in 2012.

Income Taxes
     Our effective tax rate was 48 percent in first quarter 2008 and 42 percent in first quarter 2007. Differences between the effective tax rate and the statutory rate are due to state income taxes, nondeductible items, and deferred taxes on unremitted foreign income.
Average Shares Outstanding
     The increase in average basic shares outstanding was principally due to the issuance of shares related to stock-based compensation plans. The decrease in average diluted shares outstanding was due to the decrease in the dilutive effect of stock options held by our employees as a result of our lower share price.
Capital Resources and Liquidity for First Quarter 2008
Sources and Uses of Cash
     We operate in cyclical industries and our operating cash flows vary accordingly. Our principal operating cash requirements are for compensation, wood and recycled fiber, energy, interest, and taxes. Pricing and shipments for our corrugated packaging products improved in first quarter 2008, while pricing and shipments of most of our building products continued to decline. Working capital is subject to cyclical operating needs, the timing of collection of receivables and the payment of payables and expenses and, to a lesser extent, to seasonal fluctuations in our operations.

	First Quarter
	2008	2007
	(In millions)
Cash received from:
Funds from operations	$53	$110
Exercise of options and related tax benefits	1	19
Sale of non-strategic assets and other	3	5
Borrowing, net	193	66

Total sources	250	200

Cash used to:
Pay income taxes related to 2007 sale of timberland	(258)	—
Pay lump-sum settlements of supplemental benefits	(34)	—
Return to shareholders through:
Dividends	(11)	(29)
Repurchase of common stock	—	(24)
Reinvest in the business through:
Working capital changes	(100)	(81)
Capital expenditures	(34)	(42)
Joint ventures and other	(4)	(5)

Total uses	(441)	(181)
Effect of exchange rate changes on cash and cash equivalents	2	—
Discontinued operations, net	—	(30)

Change in cash and cash equivalents	$(189)	$(11)

          We issued 81,887 shares of common stock in first quarter 2008 and 709,428 shares of common stock in first quarter 2007 to employees exercising options. We paid cash dividends to shareholders of $0.10 per share in first quarter 2008 and $0.28 per share in first quarter 2007.
     We initiated no purchases under our share repurchase authorizations in first quarter 2008. The maximum number of shares available to be purchased under our repurchase plans is 6.6 million shares at first quarter-end 2008.

          Capital expenditures are expected to approximate $170 to $175 million in 2008 or about 85 percent of expected 2008 depreciation and amortization. Most of the expected 2008 expenditures relate to initiatives to increase efficiency in our corrugated packaging operations.
Liquidity
     Our sources of short-term funding are our operating cash flows and borrowings under our credit agreements and accounts receivable securitization facility. At first quarter-end 2008, we had $836 million in unused borrowing capacity under our committed credit agreements and accounts receivable securitization facility. However, the current covenant language in these agreements would limit our effective borrowing capacity to $245 million.

		Accounts
	Committed	Receivable
	Credit	Securitization
	Agreements	Facility	Total
		(In millions)
Committed	$835	$228	$1,063
Less: borrowings and commitments	(19)	(208)	(227)

Unused borrowing capacity at first quarter-end 2008 (subject to covenant restrictions)	$816	$20	$836

          Our committed credit agreements include a $750 million revolving credit facility that expires in 2011. The remainder of our credit agreements expire between 2008 and 2011. Our accounts receivable securitization facility expires in 2010.
          Our debt agreements, accounts receivable securitization facility, and credit agreements contain terms, conditions, and financial covenants customary for such agreements, including minimum levels of interest coverage and limitations on leverage. We believe the amount available under these credit facilities along with our existing cash and cash equivalents and expected cash flows from operations will provide us sufficient funds to meet our operating needs for the foreseeable future.
Off-Balance Sheet Arrangements
     At first quarter-end 2008, there were no significant changes in off-balance sheet arrangements from that disclosed in our Annual Report on Form 10-K for the year 2007.
Pension and Postretirement Matters
          We made no voluntary, discretionary contributions to our defined benefit pension plan in first quarter 2008. We expect our 2008 voluntary, discretionary contributions to our defined benefit pension plan to approximate 2008 service cost, about $30 million.
Energy
          Energy costs were $83 million in first quarter 2008 compared with $78 million in first quarter 2007. Our energy costs fluctuate based on the market prices we pay for these commodities and on the amount and mix of the types of fuel we may use. We continue to reduce our dependency on natural gas. We hedge very little of our energy needs. It is likely that these costs will continue to fluctuate for the remainder of 2008.
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

     Since we filed our Annual Report on Form 10-K for the year 2007, there have been no material developments in pending legal proceedings other than as disclosed in Part II, Item 1 of this report.
Calculation of Non-GAAP Financial Measure

		Corrugated	Building	Timber and
	Consolidated	Packaging	Products	Timberland
		(Dollars in millions)
First Quarter 2008
Return:
Segment operating income determined in accordance with GAAP	$34	$55	$(21)	$	N/A
Items not allocated to segments:
General and administrative	(21)	N/A	N/A		N/A
Share-based compensation	(4)	N/A	N/A		N/A

	$9	$55	$(21)	$	N/A

Investment:
Beginning of year total assets or segment assets determined in accordance with GAAP	$5,942	$2,301	$623	$	N/A
Adjustments:
Current liabilities (excluding current portion of long-term debt)	(887)	(311)	(63)		N/A
Financial assets of special purpose entities	(2,383)	N/A	N/A		N/A
Municipal bonds related to capital leases included in other assets	(188)	N/A	N/A		N/A

	$2,484	$1,990	$560	$	N/A

ROI, annualized	1.4%	11.1%	(15.0)%		N/A

First Quarter 2007
Return:
Segment operating income determined in accordance with GAAP	$99	$64	$16		$19
Items not allocated to segments:
General and administrative	(25)	N/A	N/A		N/A
Share-based compensation	(19)	N/A	N/A		N/A

	$55	$64	$16		$19

Investment:
Beginning of year total assets or segment assets determined in accordance with GAAP	$20,474	$2,275	$638		$330
Adjustments:
Current liabilities (excluding current portion of long-term debt)	(550)	(271)	(76)		(11)
Assets of discontinued operations	(16,847)	N/A	N/A		N/A
Municipal bonds related to capital leases included in other assets	(188)	N/A	N/A		N/A

	$2,889	$2,004	$562		$319

ROI, annualized	7.6%	12.8%	11.4%		23.8%

     ROI, annualized is not necessarily indicative of the ROI that may be expected for the entire year.

STATISTICAL AND OTHER DATA
     Revenues and unit sales, excluding joint venture operations, follows:

	First Quarter
	2008	2007
	(Dollars in millions)
Revenues
Corrugated Packaging
Corrugated packaging	$737	$717
Linerboard	39	44

	$776	$761

Building Products
Pine lumber	$53	$59
Particleboard	43	52
Gypsum wallboard	34	70
Medium density fiberboard	19	17
Fiberboard	9	14
Other	10	11

	$168	$223

Timber and Timberland
Fiber and other	N/A	$19

Unit sales
Corrugated Packaging
Corrugated packaging, thousands of tons	827	830
Linerboard, thousands of tons	82	100

	909	930

Building Products
Pine lumber, million board feet	200	203
Particleboard, million square feet	120	143
Gypsum wallboard, million square feet	280	382
Medium density fiberboard, million square feet	38	37
Fiberboard, million square feet	50	74

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
     Our interest rate exposure is primarily related to our variable-rate, long-term debt and to the financial assets and nonrecourse financial liabilities of special purpose entities. This exposure is the result of changes in interest rates and also the use of different base rates and the timing of the quarterly interest rate resets on the financial assets and nonrecourse financial liabilities of special purpose entities.
     Our variable-rate debt was $214 million at first quarter-end 2008 and $1 million at year-end 2007. A one percent change in interest rates on $214 million of variable-rate debt would change our annual interest expense by $2 million.
     Our $2.38 billion of financial assets of special purpose entities require quarterly interest payments based on variable rates that reset quarterly. A one percent change in interest rates on these notes will change our annual interest income by $24 million.
     Our $2.14 billion of nonrecourse financial liabilities of special purpose entities require quarterly interest payments based on variable interest rates. The interest rates on these liabilities reflect the lenders’ pooled commercial paper issuance rates plus a margin. A one percent change in interest rates on these borrowings will change our annual interest expense by $22 million.
     The following table illustrates the estimated effect on our pre-tax income of immediate, parallel, and sustained shifts in interest rates for the next 12 months at first quarter-end 2008 on our variable-rate debt and our net financial assets and nonrecourse financial liabilities of special purpose entities, with comparative year-end 2007 information.

	Increase (Decrease)
	First Quarter-End 2008			Year-End 2007
		Special			Special
	Variable	Purpose		Variable	Purpose
	Rate Debt	Entities - Net	Total	Rate Debt	Entities - Net	Total
	(In millions)
Change in Interest Rates
+2%	$(4)	$5	$1	$(1)	$5	$4
+1%	(2)	2	—	—	2	2
-1%	2	(2)	—	—	(2)	(2)
-2%	4	(5)	(1)	1	(5)	(4)
Foreign Currency Risk
     In first quarter 2008, there were no significant changes in foreign currency risk from that disclosed in our Annual Report on Form 10-K for the year 2007.
Commodity Price Risk
     In first quarter 2008, there were no significant changes in commodity price risk from that disclosed in our Annual Report on Form 10-K for the year 2007.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Since we filed our Annual Report on Form 10-K for the year 2007, there have been no material developments in pending legal proceedings, except as noted below.
     In March 2008, we entered into an agreement to settle the remaining claim related to antitrust litigation that began in 1999. Under this agreement, we will pay $5 million in second quarter 2008 to settle the claim, the full amount of which was previously reserved.
Item 1A. Risk Factors
     There are no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Issuer Purchases of Equity Securities

				Maximum
			Total Number	Number of
			of Shares	Shares That
			Purchased as	May Yet be
		Average	Part of Publicly	Purchased
	Total Number	Price	Announced	Under the
	of Shares	Paid per	Plans or	Plans
Period	Purchased	Share	Programs	or Programs
Month 1 (1/1/2008 - 1/31/2008)	—	$—	—	6,650,000
Month 2 (2/1/2008 - 2/29/2008)	—	$—	—	6,650,000
Month 3 (3/1/2008 - 3/31/2008)	—	$—	—	6,650,000

Total	—	$—	—	6,650,000

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

TEMPLE-INLAND INC.
(Registrant)

Dated: May 6, 2008	By	/s/ Randall D. Levy

Randall D. Levy
Chief Financial Officer

	By	/s/ Troy L. Hester

Troy L. Hester
Corporate Controller and
Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Description	Page No.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	29

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	33

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	34