Form 10-Q
period 2008-06-28
TEMPLE INLAND INC
filed 2008-08-04
CIK 731939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 28, 2008

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From ____________ to ____________

Commission File Number: 001-08634

Temple-Inland Inc.

(Exact name of registrant as specified in its charter)

Delaware	75-1903917
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1300 MoPac Expressway South, 3rd Floor, Austin, Texas 78746

(Address of Principal Executive Offices, including Zip code)

(512) 434-5800

(Registrant's telephone number, including area code)

Not Applicable

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes      ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes         ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Number of common shares outstanding as of June 28, 2008
Common Stock (par value $1.00 per share)	106,321,325

Page 1 of 35	The Exhibit Index is page 29.

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

TEMPLE-INLAND INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)Second Quarter-End 2008	Year-End 2007
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$44	$227
Trade receivables, net of allowance for doubtful accounts of $16 in 2008 and $14 in 2007	480	433
Inventories:
Work in process and finished goods	110	116
Raw materials	211	224
Supplies and other	127	121
Total inventories	448	461
Deferred tax asset	75	99
Prepaid expenses and other	72	57
Total current assets	1,119	1,277
Property and Equipment
Land and buildings	652	641
Machinery and equipment	3,483	3,423
Construction in progress	77	120
Less allowances for depreciation	(2,601)	(2,552)
Total property and equipment	1,611	1,632
Financial Assets of Special Purpose Entities	2,383	2,383
Goodwill	365	365
Other Assets	280	285
TOTAL ASSETS	$5,758	$5,942

LIABILITIES
Current Liabilities
Accounts payable	$219	$244
Accrued employee compensation and benefits	73	108
Accrued interest	31	31
Accrued property taxes	13	11
Accrued income taxes	—	258
Other accrued expenses	164	173
Current portion of long-term debt	1	3
Current portion of pension benefits	14	48
Current portion of postretirement benefits	13	14
Total current liabilities	528	890
Long-Term Debt	1,073	852
Nonrecourse Financial Liabilities of Special Purpose Entities	2,140	2,140
Deferred Tax Liability	746	762
Liability for Pension Benefits	69	71
Liability for Postretirement Benefits	119	123
Other Long-Term Liabilities	307	324
TOTAL LIABILITIES	4,982	5,162
SHAREHOLDERS’ EQUITY
Preferred stock — par value $1 per share: authorized 25,000,000 shares; none issued	—	—
Common stock — par value $1 per share: authorized 200,000,000 shares; issued 123,605,344 shares in 2008 and 2007, including shares held in the treasury	124	124
Additional paid-in capital	468	475
Accumulated other comprehensive loss	(121)	(139)
Retained earnings	961	987
Cost of shares held in the treasury: 17,284,019 shares in 2008 and 17,464,189 shares in 2007	(656)	(667)
TOTAL SHAREHOLDERS’ EQUITY	776	780
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,758	$5,942

Please read the notes to consolidated financial statements.

TEMPLE-INLAND INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Second Quarter			First Six Months
	2008	2007		2008	2007
	(In millions, except per share)

NET REVENUES	$991	$1,023		$1,935	$2,026
COSTS AND EXPENSES
Cost of sales	(893)	(877)		(1,769)	(1,736)
Selling	(28)	(29)		(57)	(58)
General and administrative	(39)	(53)		(72)	(113)
Other operating expense	(1)	5		(13)	(9)
	(961)	(954)		(1,911)	(1,916)
OPERATING INCOME	30	69		24	110
Other non-operating income	1	1		2	1
Interest income on financial assets of special purpose entities	18	––		42	––
Interest expense on nonrecourse financial liabilities of special purpose entities	(18)	––		(45)	––
Interest expense on debt	(20)	(28)		(37)	(57)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	11	42		(14)	54
Income tax (expense) benefit	(3)	(16)		9	(21)
INCOME (LOSS) FROM CONTINUING OPERATIONS	8	26		(5)	33
Discontinued operations	––	40		––	71
NET INCOME (LOSS)	$8	$66		$(5)	$104

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	106.6	106.0		106.7	105.8
Diluted	107.4	108.1		107.6	107.8

EARNINGS PER SHARE
Basic:
Income (loss) from continuing operations	$0.07	$0.24		$(0.05)	$0.31
Discontinued operations	––	0.39		––	0.68
Net income (loss)	$0.07	$0.63		$(0.05)	$0.99
Diluted:
Income from continuing operations	$0.07	$0.24	$	N/A	$0.31
Discontinued operations	––	0.38		N/A	0.66
Net income	$0.07	$0.62	$	N/A	$0.97
DIVIDENDS PER SHARE	$0.10	$0.28		$0.20	$0.56

Please read the notes to consolidated financial statements.

TEMPLE-INLAND INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	First Six Months
	2008	2007
CASH PROVIDED BY (USED FOR) OPERATIONS	(In millions)

Net income (loss)	$(5)	$104
Adjustments:
Depreciation and amortization	100	109
Non-cash share-based compensation	6	34
Non-cash pension and postretirement plans	38	22
Cash contribution to pension and postretirement plans	(58)	(39)
Deferred income taxes	––	4
Earnings of joint ventures	(5)	(2)
Dividends from joint ventures	7	1
Other	(7)	––
Changes in:
Receivables	(45)	(19)
Inventories	14	16
Accounts payable and accrued expenses	(319)	(30)
Prepaid expenses and other	(15)	3
	(289)	203
CASH PROVIDED BY (USED FOR) INVESTING
Capital expenditures	(76)	(87)
Sale of non-strategic assets and operations	4	14
Investment in joint ventures	(3)	(1)
Other	(5)	(9)
	(80)	(83)
CASH PROVIDED BY (USED FOR) FINANCING
Payments of debt	(10)	(6)
Borrowings under accounts receivable securitization facility, net	229	16
Borrowings under revolving credit facility, net	––	(13)
Changes in book overdrafts	(13)	(5)
Other additions to debt	––	1
Cash dividends paid to shareholders	(21)	(59)
Repurchase of common stock	––	(24)
Exercise of stock options	––	17
Tax benefit on share-based compensation	––	8
	185	(65)
CASH PROVIDED BY (USED FOR) DISCONTINUED OPERATIONS
Net cash provided by operating activities	––	31
Net cash provided by investing activities	––	465
Net cash used for financing activities	––	(562)
	––	(66)
Effect of exchange rate changes on cash and cash equivalents	1	––
Net decrease in cash and cash equivalents	(183)	(11)
Cash and cash equivalents at beginning of period	227	30
Cash and cash equivalents at end of period	$44	$19

Please read the notes to consolidated financial statements.

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Note 2 – New Accounting Pronouncements

Beginning January 2008, we adopted two new accounting pronouncements:

•

Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurements – This standard defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The adoption of this statement did not have a significant effect on our earnings or financial position.

•

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – This standard permits the election of fair value as the initial and subsequent measurement method for many financial assets and liabilities. Subsequent changes in the fair value would be recognized in earnings as they occur. We did not elect the fair value option.

In addition, there are three new accounting pronouncements that we will be required to adopt in 2009. Based on our current understanding, we do not expect that adoption of any of these pronouncements will have a significant effect on our earnings or financial position.

•

SFAS No. 141(R), Business Combinations – This new standard requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at full fair value, and is effective for business combinations occurring after our year-end 2008. The new standard also changes the approach to determining the purchase price; the accounting for acquisition cost; and the accounting practices for acquired contingencies, restructuring costs, long-lived assets, share-based payment awards, indemnification costs, and tax benefits.

•

SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements – This new standard specifies that noncontrolling interest be reported as a part of equity, not as a liability or other item outside of equity, and is effective for our first quarter 2009.

•

SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – This new standard requires enhanced disclosures about how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows; and is effective for our first quarter 2009.

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Note 3 – Employee Benefit Plans

Defined benefit and postretirement benefit expense consists of:

	Defined Benefits						Postretirement Benefits
	Qualified		Supplemental		Total
	2008	2007	2008	2007	2008	2007	2008	2007
Second Quarter	(In millions)
Service costs – benefits earned during the period	$7	$7	$––	$––	$7	$7	$1	$––
Interest cost on projected benefit obligation	20	19	––	1	20	20	2	2
Expected return on plan assets	(21)	(21)	––	––	(21)	(21)	––	––
Amortization of prior service costs	1	––	1	––	2	––	(1)	––
Amortization of actuarial net loss	––	3	1	1	1	4	––	––
Defined benefit expense	$7	$8	$2	$2	$9	$10	$2	$2

First Six Months:
Service costs – benefits earned during the period	$14	$14	$––	$––	$14	$14	$1	$––
Interest cost on projected benefit obligation	40	38	1	1	41	39	4	4
Expected return on plan assets	(42)	(42)	––	––	(42)	(42)	––	––
Amortization of prior service costs	2	––	2	––	4	––	(1)	––
Amortization of actuarial net loss	1	6	1	2	2	8	––	––
Defined benefit expense	$15	$16	$4	$3	$19	$19	$4	$4

In first six months 2008, we recognized $15 million of expense as a result of the $34 million lump-sum cash settlements of supplemental benefits made as part of our transformation plan. We made a $15 million voluntary, discretionary contribution to our qualified defined benefit plan in first six months 2008. We made a $30 million voluntary, discretionary contribution in first six months 2007.

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

Share-based compensation expense consists of:

	Second Quarter		First Six Months
	2008	2007	2008	2007
	(In millions)
Restricted or performance units	$(1)	$12	$(1)	$26
Restricted stock	––	(1)	1	(1)
Stock options	3	2	6	7
Total share-based compensation expense	$2	$13	$6	$32

The fair value of share-based compensation awards granted to retirement-eligible employees and expensed at the date of grant was $6 million in first six months 2008 and $3 million in first six months 2007.

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Share-based compensation expense is included in:

	Second Quarter		First Six Months
	2008	2007	2008	2007
	(In millions)
Cost of sales	$1	$2	$4	$5
Selling expense	1	1	1	2
General and administrative	––	10	1	25
Total share-based compensation expense	$2	$13	$6	$32

Restricted or performance units

Restricted or performance units generally have a three-year term; vest after three years from the date of grant or the attainment of stated ROI based performance goals, generally measured over a three-year period; and are settled in cash.

A summary of activity for first six months 2008 follows:

	Shares	Weighted Average Grant Date Fair Value Per Share	Aggregate Current Value
	(In thousands)		(In millions)
Not vested beginning of the year	1,416	$48
Granted	794	20
Vested and settled	(240)	39
Forfeited	(6)	42
Not vested end of second quarter 2008	1,964	38	$23

Unrecognized share-based compensation expense related to non-vested restricted or performance units was $12 million at current share price of $12 per share. It is likely that this cost will be recognized over the next 2 years. The fair value of awards settled in cash in first six months 2008 was $6 million.

Restricted stock

Restricted stock awards generally vest after three to six years and provide for accelerated vesting upon retirement, death, disability, or a change in control. There were no restricted stock awards granted in first six months 2008 or first six months 2007. There were 174,767 restricted stock awards outstanding at second quarter-end 2008 with a weighted average grant date fair value of $27 per share and an aggregate current value of $2 million or $12 per share. There were 260,733 restricted stock awards that vested in first six months 2008.

Stock options

Stock options have a ten-year term, generally become exercisable ratably over four years and provide for accelerated or continued vesting upon retirement, death, disability, or if there is a change in control. Options are granted with an exercise price equal to the market value of our common stock on the date of grant.

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

A summary of activity for first six months 2008 follows:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (Current value less exercise price)
	(In thousands)		(In years)	(In millions)
Outstanding beginning of the year	4,711	$15
Granted	2,355	20
Exercised	(59)	11
Forfeited	(96)	15
Outstanding end of second quarter 2008	6,911	17	7	$ 4

Exercisable end of second quarter 2008	3,688	13	5	$ 4

Unrecognized share-based compensation expense related to non-vested stock options awards was $9 million at second quarter-end 2008. It is likely that this cost will be recognized over the next 2 years.

We estimated the fair value of our options using the Black-Scholes-Merton option-pricing model and the following assumptions:

	First Six Months
	2008	2007
Expected life of options (in years)	8	6
Expected stock price volatility	28.2%	22.8%
Expected dividend yield	2.1%	2.3%
Risk-free interest rate	3.3%	4.9%

Weighted average estimated fair value of options granted:(a)
Temple-Inland options	$ 2.02	$ 7.39
Forestar options	N/A	3.09
Guaranty options	N/A	1.99
Weighted average estimated fair value of options at original grant date	$ 2.02	$ 12.47

(a)The weighted average estimated fair value of options granted prior to 2008 has been adjusted to reflect the spin-off of Forestar and Guaranty. The share-based compensation expense on options held by employees of Temple-Inland will be based on the original grant date Black-Scholes-Merton value.

Note 5 – Other Operating Income (Expense)

	Second Quarter		First Six Months
	2008	2007	2008	2007
	(In millions)
Equity in earnings of joint ventures	$2	$1	$5	$2
Loss on sale of property and equipment	(3)	––	(3)	(1)
Litigation	––	––	5	(10)
Transformation costs	––	(4)	(20)	(8)
Gain on sale of non-strategic timber leases	––	8	––	8
	$(1)	$5	$(13)	$(9)

Note 6 – Contingencies

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

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

In first six months 2008, we settled and paid our one remaining state court claim related to alleged civil violations of Section 1 of the Sherman Act for $5 million, which had been fully reserved. As a result, all matters related to these alleged violations have been resolved.

We continue to defend two remaining cases in California state court alleging violations of that state’s on duty meal break laws. We believe we have established adequate reserves for these cases. Settlements we have reached in the other meal break cases have been within established reserves.

Note 7 – Earnings Per Share

Diluted earnings per share for first six months 2008 is not applicable due to our loss from continuing operations.

We computed earnings per share by dividing income by weighted average shares outstanding using the following:

	Second Quarter		First Six Months
	2008	2007	2008	2007
	(In millions)
Weighted average common shares outstanding - basic	106.6	106.0	106.7	105.8
Dilutive effect of stock options held by our employees	0.7	2.1	0.8	2.0
Dilutive effect of stock options held by Forestar and Guaranty employees	0.1	––	0.1	––
Weighted average shares outstanding - diluted	107.4	108.1	107.6	107.8

At second quarter-end 2008, there were 1,203,816 stock options outstanding held by employees of Forestar and Guaranty. These options were granted prior to the spin-offs of Forestar and Guaranty on December 28, 2007. These stock options will be considered in our dilution calculation until they are exercised, cancelled or expire.

At second quarter-end 2008, 5,151,441 stock options outstanding held by our employees and 864,160 stock options outstanding held by employees of Forestar and Guaranty were not included in the computation of diluted earnings per share because they were antidilutive.

Note 8 – Comprehensive Income (Loss)

Comprehensive income (loss) consists of:

	Second Quarter		First Six Months
	2008	2007	2008	2007
	(In millions)
Net income (loss)	$8	$66	$(5)	$104
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment	5	2	6	1
Defined benefit plans	1	2	12	6
Other comprehensive income (loss)	6	4	18	7
Comprehensive income (loss)	$14	$70	$13	$111

Note 9 – Segment Information

We have two business segments: corrugated packaging and building products. Corrugated packaging manufactures containerboard and corrugated packaging. Building products manufactures a variety of building products. We no longer have a timber and timberland segment as a result of the fourth quarter 2007 sale of our timberlands.

We evaluate performance based on operating income before items not included in segments and income taxes. Items not included in segments represent income and expenses managed on a company-wide basis and include corporate general and administrative expense, share-based compensation, other operating and non-operating income

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

(expense), and interest income and expense. Other operating income (expense) includes gain or loss on sale of assets, asset impairments, and unusual income and expense items. The accounting policies of the segments are the same as those described in the accounting policy notes to the financial statements. Intersegment sales are recorded at market prices. Intersegment sales and shared service expense allocations are netted in costs and expenses.

	Corrugated Packaging	Building Products	Timber and Timberland	Items Not Included in Segments and Eliminations		Total
	(In millions)
Second Quarter 2008:
Revenues from external customers	$ 798	$ 193	N/A	$ ––		$ 991
Depreciation and amortization	36	12	N/A	2		50
Equity income from joint ventures	2	––	N/A	––		2
Income (loss) from continuing operations before taxes	52	1	N/A	(42	)(a)	11
Capital expenditures	36	4	N/A	2		42

First Six Months 2008 or at Second Quarter-End 2008:
Revenues from external customers	$ 1,574	$ 361	N/A	$ ––		$ 1,935
Depreciation and amortization	71	24	N/A	5		100
Equity income from joint ventures	4	1	N/A	––		5
Income (loss) from continuing operations before taxes	107	(20)	N/A	(101	) (a)	(14)
Total assets	2,324	616	N/A	2,818		5,758
Investment in equity method investees and joint ventures	12	24	N/A	––		36
Goodwill	236	129	N/A	––		365
Capital expenditures	63	10	N/A	3		76

Second Quarter 2007:
Revenues from external customers	$ 779	$ 224	$ 20	$ ––		$ 1,023
Depreciation and amortization	35	11	4	4		54
Equity income from joint ventures	––	1	––	––		1
Income (loss) from continuing operations before taxes	78	11	16	(63	) (a)	42
Capital expenditures and reforestation	34	10	4	3		51

First Six Months 2007 or at Second Quarter-End 2007:
Revenues from external customers	$ 1,540	$ 447	$ 39	$ ––		$ 2,026
Depreciation and amortization	72	23	7	7		109
Equity income from joint ventures	1	1	––	––		2
Income (loss) from continuing operations before taxes	142	27	35	(150	) (a)	54
Total assets	2,265	626	335	360		3,586	(b)
Investment in equity method investees and joint ventures	13	22	––	––		35
Goodwill	236	129	––	––		365
Capital expenditures and reforestation	59	20	6	8		93

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

(a) Items not included in segments consist of:

	Second Quarter		First Six Months
	2008	2007	2008	2007
	(In millions)
General and administrative expense	$(21)	$(27)	$(42)	$(52)
Share-based compensation	(2)	(13)	(6)	(32)
Other operating income (expense)	––	4	(15)	(10)
Other non-operating income (expense)	1	1	2	1
Net interest income (expense) on financial assets and nonrecourse financial liabilities of special purpose entities	––	––	(3)	––
Interest expense on debt	(20)	(28)	(37)	(57)
	$(42)	$(63)	$(101)	$(150)

Other operating income (expense) applies to:
Corrugated packaging	$––	$––	$6	$(10)
Building products	––	8	(1)	8
Unallocated	––	(4)	(20)	(8)
	$––	$4	$(15)	$(10)

(b) Excludes assets of discontinued operations of $16,309 million.

Note 10 – Discontinued Operations

On December 28, 2007, we spun off to our shareholders in tax-free distributions, our real estate segment, Forestar, which included certain real estate and minerals activities in our timber and timberland segment, and our financial services segment, Guaranty. In addition, on August 31, 2007 we sold our chemical operations. A summary of earnings from our discontinued operations follows:

	Second Quarter 2007	First Six Months 2007
	(In millions)
Real estate income before taxes	$21	$24
Financial services income before taxes	42	88
Chemical operations and other	––	––
Income from discontinued operations before taxes	63	112
Income tax expense	(23)	(41)
Discontinued operations	$40	$71

Note 11 – Subsequent Event

In July 2008, we purchased the remaining 50 percent interest in Premier Boxboard Limited LLC for $62 million, which we borrowed under our existing credit agreements. The joint venture has $50 million in debt, of which $25 million was related to the purchased interest. We will include the financial position, results of operations and cash flows of Premier Boxboard in our consolidated financial statements beginning third quarter 2008. Previously we had accounted for our interest in Premier Boxboard using the equity method. The unaudited pro forma results of operations, assuming this acquisition had been effective at the beginning of the year, would not have been materially different from those reported.

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Non-GAAP Financial Measures

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

In evaluating overall performance, we define ROI as total segment operating income, less general and administrative expenses and share-based compensation not included in segments, divided by total assets, less certain assets and certain current liabilities. We do not believe there is a comparable GAAP financial measure to our definition of ROI. The reconciliation of our ROI calculation to amounts reported under GAAP is included in a later section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Accounting Policies

Critical Accounting Estimates

In first six months 2008, there were no changes in our critical accounting estimates from those we disclosed in our Annual Report on Form 10-K for the year 2007.

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

Results of Operations for Second Quarter and First Six Months 2008 and 2007

Summary

We manage our operations through two business segments: corrugated packaging and building products. Timber and timberland is no longer an active segment as a result of the sale of our timberland in fourth quarter 2007. A summary of the results of operations by business segment follows:

	Second Quarter			First Six Months
	2008	2007		2008	2007
	(In millions, except per share)
Revenues
Corrugated packaging	$798	$779		$1,574	$1,540
Building products	193	224		361	447
Timber and timberland	––	20		––	39
Total revenues	$991	$1,023		$1,935	$2,026
Segment operating income
Corrugated packaging	$52	$78		$107	$142
Building products	1	11		(20)	27
Timber and timberland	––	16		––	35
Total segment operating income	53	105		87	204
Items not included in segments
General and administrative expense	(21)	(27)		(42)	(52)
Share-based compensation	(2)	(13)		(6)	(32)
Other operating income (expense)	––	4		(15)	(10)
Other non-operating income (expense)	1	1		2	1
Net interest income (expense) on financial assets and nonrecourse financial liabilities of special purpose entities	––	––		(3)	––
Interest expense on debt	(20)	(28)		(37)	(57)
Income (loss) before taxes	11	42		(14)	54
Income tax (expense) benefit	(3)	(16)		9	(21)
Income (loss) from continuing operations	8	26		(5)	33
Discontinued operations	––	40		––	71
Net income (loss)	$8	$66		$(5)	$104

Average basic shares outstanding	106.6	106.0		106.7	105.8
Average diluted shares outstanding	107.4	108.1		107.6	107.8

Income (loss) from continuing operations, per basic share	$0.07	$0.24		$(0.05)	$0.31
Income from continuing operations, per diluted share (a)	$0.07	$0.24	$	N/A	$0.31

ROI, annualized				3.1%	8.3%

(a) Income per diluted share is not applicable for first six months 2008 due to our loss from continuing operations.

In first six months 2008, significant items affecting income (loss) from continuing operations included:

•	We experienced higher prices and slightly higher volumes for our corrugated packaging products.
•	We continued to experience lower prices and volumes for most of our building products. Building products benefited from significant cost reduction activities.
•

While we continued to see the benefits in our manufacturing operations from our initiative to lower costs, improve asset utilization, and increase operating efficiencies, the increased cost of energy, freight, chemicals, and fiber more than offset these benefits.

•	Share-based compensation decreased due to the effect of the lower share price on our cash-settled awards.
•

We incurred $20 million of costs associated with our transformation plan, of which $15 million is related to the settlement of supplemental retirement benefits. We also decreased litigation reserves by $5 million due to the settlement of the remaining claim related to our antitrust litigation.

•	Interest expense decreased primarily due to the December 2007 early pay-off of $286 million of 6.75% notes and $213 million of 7.875% notes.
•	In July 2008, we purchased the remaining 50 percent interest in Premier Boxboard Limited LLC.

In first six months 2007, significant items affecting income from continuing operations included:

•	We experienced higher prices for our corrugated packaging products and lower prices and volumes for our building products, principally lumber and gypsum wallboard.
•

While we continued to see the benefit in our manufacturing operations from our initiatives to lower costs, improve asset utilization, and increase operating efficiencies, the cost of recycled fiber, energy and freight offset some of the benefits.

•	We recognized $4 million in business interruption insurance proceeds from a prior year claim related to one of our paper mills and an $8 million gain on sale of non-strategic timber leases.
•	Share-based compensation increased due to the effect of the higher share price on our cash-settled awards.
•	We incurred $8 million of costs associated with our transformation plan, primarily legal and advisory fees.
•	We recognized a one-time tax benefit of $3 million related to Texas tax legislation enacted in May 2007.

Our operations are affected to varying degrees by supply and demand factors and economic conditions including changes in energy costs, interest rates, new housing starts, home repair and remodeling activities, and the strength of the U.S. dollar. Given the commodity nature of our manufactured products, we have little control over market pricing or market demand.

Corrugated Packaging

We manufacture linerboard and corrugating medium (collectively referred to as containerboard) that we convert into corrugated packaging and sell in the open market. Our corrugated packaging segment revenues are principally derived from the sale of corrugated packaging products and, to a lesser degree, from the sale of linerboard in the domestic and export markets. We also own a 50 percent interest in Premier Boxboard Limited LLC, a joint venture that produces light-weight gypsum facing paper and containerboard at a mill in Newport, Indiana. In July 2008, we acquired the remaining 50 percent interest in this venture.

A summary of our corrugated packaging results follows:

	Second Quarter		First Six Months
	2008	2007	2008	2007
	(Dollars in millions)
Revenues	$798	$779	$1,574	$1,540
Costs and expenses	(746)	(701)	(1,467)	(1,398)
Segment operating income	$52	$78	$107	$142

Segment ROI			10.8%	14.2%

Fluctuations in corrugated packaging pricing (which includes freight and is net of discounts) and shipments follow:

	Second Quarter 2008 versus Second Quarter 2007	First Six Months 2008 versus First Six Months 2007
	Increase/(Decrease)
Corrugated packaging
Average prices	2%	3%
Shipments, average week	(2)%	1%
Industry shipments, average week(a)	(4)%	(2)%

Linerboard
Average prices	0%	3%
Shipments, in thousand tons	(4)	(22)

(a)	Source: Fibre Box Association

Compared with first quarter 2008, average corrugated packaging prices were down one percent and shipments were up two percent, principally due to normal seasonal fluctuations, while average linerboard prices were down three percent and shipments were down 10,000 tons. We announced a $55 per ton increase in the price of containerboard effective July 1, 2008.

Costs and expenses were up six percent in second quarter 2008 compared with second quarter 2007 and up five percent in first six months 2008 compared with first six months 2007. These increased costs were primarily the result of higher prices for wood and recycled fiber, energy, chemicals, and freight.

Fluctuations in our significant cost and expense components included:

	Second Quarter 2008 versus Second Quarter 2007	First Six Months 2008 versus First Six Months 2007
	Increase/(Decrease) (In millions)
Wood fiber	$5	$6
Recycled fiber	7	17
Energy, principally natural gas	15	21
Chemicals	6	9
Freight	9	13

The costs of our wood and recycled fiber, energy, chemicals, and freight fluctuate based on the market prices we pay for these commodities. It is likely that these costs will continue to fluctuate for the remainder of 2008.

Information about our converting facilities and mills follows:

	Second Quarter		First Six Months
	2008	2007	2008	2007
Number of converting facilities (at quarter-end)	64	64	64	64
Corrugated packaging shipments, in thousand tons	867	866	1,694	1,696
Mill production, in thousand tons	914	906	1,828	1,803
Percent mill production used internally	92%	92%	92%	90%
Percent of total fiber requirements sourced from recycled fiber	36%	36%	36%	37%
Containerboard purchases from our Premier Boxboard Limited LLC joint venture, in thousand tons	15	15	28	35

Building Products

We manufacture lumber, gypsum wallboard, particleboard, medium density fiberboard (MDF), and fiberboard. Our building products segment revenues are principally derived from sales of these products. We also own a 50 percent interest in Del-Tin Fiber LLC, a joint venture that produces MDF at a facility in El Dorado, Arkansas.

A summary of our building products results follows:

	Second Quarter		First Six Months
	2008	2007	2008	2007
	(Dollars in millions)
Revenues	$193	$224	$361	$447
Costs and expenses	(192)	(213)	(381)	(420)
Segment operating income (loss)	$1	$11	$(20)	$27

Segment ROI			(7.1)%	9.6%

Fluctuations in product pricing (which includes freight and is net of discounts) and shipments follow:

	Second Quarter 2008 versus Second Quarter 2007	First Six Months 2008 versus First Six Months 2007
	Increase/(Decrease)
Lumber:
Average prices	4%	(2)%
Shipments	(8)%	(5)%
Gypsum wallboard:
Average prices	(24)%	(30)%
Shipments	(33)%	(30)%
Particleboard:
Average prices	0%	(1)%
Shipments	1%	(8)%
MDF:
Average prices	9%	7%
Shipments	3%	3%

Pricing and demand for lumber, gypsum wallboard and particleboard were down compared with first six months 2007 due to deteriorating conditions in the housing industry. It is likely these conditions will continue for the remainder of 2008.

Compared with first quarter 2008, average prices were up 17 percent for lumber, three percent for MDF, two percent for particleboard and two percent for gypsum wallboard. Shipments were up 13 percent for particleboard, two percent for lumber and flat for MDF. These improvements are primarily the result of a normal seasonal increase in construction activities.

Costs and expenses were down nine percent in first six months 2008 compared with first six months 2007. The decrease in costs is primarily attributable to curtailment of production to match demand for our products and headcount reductions. In first six months 2008, we incurred $2 million in severance charges for headcount reductions.

Fluctuations in our significant cost and expense components included:

	Second Quarter 2008 versus Second Quarter 2007	First Six Months 2008 versus First Six Months 2007
	Increase/(Decrease) (In millions)
Wood fiber	$(9)	$(18)
Energy, principally natural gas	1	––
Chemicals	4	6
Freight	––	(3)

The costs of our fiber, energy, chemicals, and freight fluctuate based on the market prices we pay for these commodities. It is likely that these costs will continue to fluctuate for the remainder of 2008.

Information about our converting and manufacturing facilities follows:

	Second Quarter		First Six Months
	2008	2007	2008	2007
Number of converting and manufacturing facilities (at quarter-end)	16	17	16	17
Average operating rates for all product lines excluding sold or closed facilities:
High	109%	110%	98%	100%
Low	46%	62%	47%	65%
Average	73%	85%	70%	82%
Gypsum facing paper purchases from our Premier Boxboard Limited LLC joint venture, in thousand tons	6	12	14	24
Percent of gypsum facing paper supplied by our Premier Boxboard Limited LLC joint venture			59%	71%

The lower average operating rates in first six months 2008 resulted from the curtailment of production to match demand for our products. In December 2007, we permanently ceased production at our Mt. Jewett particleboard plant.

Items Not Included in Segments

Items not included in segments are income and expenses that are managed on a company-wide basis and include corporate general and administrative expense, share-based compensation, other operating and non-operating income (expense), and interest income and expense.

The change in share-based compensation was principally due to the effect of a lower share price on our cash-based awards. A significant portion of our share-based awards are cash-settled awards. As a result, changes in our share price have a direct impact on our share-based compensation expense. Please read Note 4 to the Consolidated Financial Statements for further information. Based on our current expectations, it is likely that share-based compensation expense for the year 2008 will be in the range of $15 to $30 million.

Other operating income (expense) not included in business segments totaled $15 million in first six months 2008, principally related to the lump-sum settlements of supplemental pension benefits made as part of our 2007 transformation plan.

We are continuing our efforts to enhance return on investment by lowering costs, improving operating efficiencies and increasing asset utilization. As a result, we will continue to review operations that are unable to meet return objectives and determine appropriate courses of action, including possibly consolidating and closing converting facilities.

Net interest income (expense) on financial assets and nonrecourse liabilities of special purpose entities relates to interest income on the $2.38 billion of notes received from the sale of our timberland in 2007 and interest expense on the $2.14 billion of borrowings secured by a pledge of the notes received. The notes receivable were contributed to and the borrowings were made by two wholly-owned, bankruptcy-remote special purpose entities, which we consolidate. The borrowings are nonrecourse beyond these two entities. At second quarter-end 2008, the interest rate on our financial assets was 2.94 percent and the interest rate on our nonrecourse financial liabilities was 3.24 percent. These interest rates reset quarterly based on different indices and may not always reflect the same net interest spread.

The change in interest expense in first six months 2008 was primarily due to the December 2007 pay-off of our $286 million of 6.75% Notes payable in 2009 and $213 million of 7.875% Senior Notes payable in 2012.

Income Taxes

Our effective tax rate was 27 percent in second quarter 2008 and a benefit of 64 percent in first six months 2008. Our effective tax rate was 38 percent in second quarter 2007 and 39 percent in first six months 2007. Differences between the effective tax rate and the statutory rate are due to state income taxes, nondeductible items, and deferred taxes on unremitted foreign income.

Average Shares Outstanding

The increase in average basic shares outstanding was principally due to the issuance of shares related to stock-based compensation plans. The decrease in average diluted shares outstanding was due to the decrease in the dilutive effect of stock options as a result of our lower share price.

Capital Resources and Liquidity for First Six Months 2008

Sources and Uses of Cash

We operate in cyclical industries and our operating cash flows vary accordingly. Our principal operating cash requirements are for compensation, wood and recycled fiber, energy, interest, and taxes. Pricing and shipments for our corrugated packaging products improved in first six months 2008, while pricing and shipments of most of our building products continued to decline. Working capital is subject to cyclical operating needs, the timing of collection of receivables and the payment of payables and expenses and, to a lesser extent, to seasonal fluctuations in our operations.

	First Six Months
	2008	2007
	(In millions)
Cash received from:
Operations (including payments in 2008 related to our 2007 transformation plan of $39 million)	$76 (a)	$233 (a)
Working capital (including payments in 2008 related to our 2007 transformation plan of $277 million)	(365)	(30)
Cash from operations	(289)	203
Exercise of options and related tax benefits	––	25
Sale of non-strategic assets and other	4	14
Borrowing, net	206	(7)
Total sources	(79)	235

Cash used to:
Return to shareholders through:
Dividends	(21)	(59)
Repurchase of common stock	––	(24)
Reinvest in the business through:
Capital expenditures	(76)	(87)
Joint ventures and other	(8)	(10)
Total uses	(105)	(180)
Effect of exchange rate changes on cash and cash equivalents	1	––
Discontinued operations, net	––	(66)
Change in cash and cash equivalents	$(183)	$(11)

(a) Includes voluntary, discretionary contributions to our qualified defined benefit plan of $15 million in 2008 and $30 million in 2007.

In first six months 2008, our cash from operations included payments of about $316 million related to the completion of our 2007 transformation plan. In third quarter 2008, we expect to pay the remaining $31 million of 2007 transformation plan liabilities.

We issued 180,270 shares of common stock in first six months 2008 and 841,700 shares of common stock in first six months 2007 to employees exercising options. We paid cash dividends to shareholders of $0.20 per share in first six months 2008 and $0.56 per share in first six months 2007. On August 1, 2008, our Board of Directors declared a regular dividend of $0.10 per share payable on September 15, 2008.

We initiated no purchases under our share repurchase authorizations in first six months 2008. The maximum number of shares available to be purchased under our repurchase plans is 6.6 million shares at second quarter-end 2008.

Capital expenditures are expected to approximate $170 to $175 million in 2008 or about 85 percent of expected 2008 depreciation and amortization. Most of the expected 2008 expenditures relate to initiatives to increase efficiency in our corrugated packaging operations.

Liquidity

Our sources of short-term funding are our operating cash flows and borrowings under our credit agreements and accounts receivable securitization facility. At second quarter-end 2008, we had $836 million of unused borrowing capacity under our committed credit agreements and accounts receivable securitization facility.

	Committed Credit Agreements	Accounts Receivable Securitization Facility	Total
	(In millions)
Committed	$835	$250	$1,085
Less: borrowings and commitments	(19)	(230)	(249)
Unused borrowing capacity at second quarter-end 2008	$816	$20	$836

Our committed credit agreements include a $750 million revolving credit facility that expires in 2011. The remaining $85 million of our committed credit agreements expire between 2008 and 2009, of which $60 million contain provisions that allow for any outstanding borrowings to be repaid in 2010 or 2011. Our accounts receivable securitization facility expires in 2010.

Our debt agreements, accounts receivable securitization facility, and credit agreements contain terms, conditions, and financial covenants customary for such agreements, including minimum levels of interest coverage and limitations on leverage. In second quarter 2008, we amended our borrowing agreements to revise limits imposed by certain covenants and definitions. As a result, at second quarter-end 2008, our unused borrowing capacity is no longer limited. We believe the amount available under these credit facilities along with our existing cash and cash equivalents and expected cash flows from operations will provide us sufficient funds to meet our operating needs for the foreseeable future.

In third quarter 2008, we will borrow $112 million under our existing credit facilities to fund the purchase of the remaining 50 percent interest in Premier Boxboard Limited LLC and to refinance the joint venture’s $50 million of debt, which we had previously guaranteed.

Off-Balance Sheet Arrangements

At second quarter-end 2008, there were no significant changes in off-balance sheet arrangements from that disclosed in our Annual Report on Form 10-K for the year 2007.

Pension and Postretirement Matters

We made a $15 million voluntary, discretionary contribution to our qualified defined benefit pension plan in first six months 2008. We expect our 2008 voluntary, discretionary contributions to our qualified defined benefit pension plan to approximate 2008 service cost, about $30 million.

Energy

Energy costs were $177 million in first six months 2008 compared with $157 million in first six months 2007. Our energy costs fluctuate based on the market prices we pay for these commodities and on the amount and mix of fuels we may use. We continue to reduce our dependency on natural gas by utilizing biomass fuels. We hedge very little of our energy needs. It is likely that these costs will continue to fluctuate for the remainder of 2008.

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

During second quarter 2008, there were no material developments in pending legal proceedings other than as disclosed in Part II, Item 1 of this report.

Calculation of Non-GAAP Financial Measure

	Consolidated	Corrugated Packaging	Building Products		Timber and Timberland
	(Dollars in millions)
RETURN ON INVESTMENT (ROI)
First Six Months 2008
Return:
Segment operating income determined in accordance with GAAP	$87	$107	$(20)	$	N/A
Items not included in segments:
General and administrative	(42)	N/A	N/A		N/A
Share-based compensation	(6)	N/A	N/A		N/A
	$39	$107	$(20)	$	N/A

Investment:
Beginning of year total assets or segment assets determined in accordance with GAAP	$5,942	$2,301	$623	$	N/A
Adjustments:
Current liabilities (excluding current portion of long-term debt)	(887)	(311)	(63)		N/A
Financial assets of special purpose entities	(2,383)	N/A	N/A		N/A
Municipal bonds related to capital leases included in other assets	(188)	N/A	N/A		N/A
	$2,484	$1,990	$560	$	N/A

ROI, annualized	3.1%	10.8%	(7.1)%		N/A

First Six Months 2007
Return:
Segment operating income determined in accordance with GAAP	$204	$142	$27		$35
Items not included in segments:
General and administrative	(52)	N/A	N/A		N/A
Share-based compensation	(32)	N/A	N/A		N/A
	$120	$142	$27		$35

Investment:
Beginning of year total assets or segment assets determined in accordance with GAAP	$20,474	$2,275	$638		$330
Adjustments:
Current liabilities (excluding current portion of long-term debt)	(550)	(271)	(76)		(11)
Assets of discontinued operations	(16,847)	N/A	N/A		N/A
Municipal bonds related to capital leases included in other assets	(188)	N/A	N/A		N/A
	$2,889	$2,004	$562		$319

ROI, annualized	8.3%	14.2%	9.6%		21.9%

ROI annualized is not necessarily indicative of the ROI that may be expected for the entire year.

STATISTICAL AND OTHER DATA

Revenues and unit sales, excluding joint venture operations, follows:

	Second Quarter		First Six Months
	2008	2007	2008	2007
	(Dollars in millions)
Revenues
Corrugated Packaging
Corrugated Packaging	$765	$744	$1,502	$1,461
Containerboard	33	35	72	79
	$798	$779	$1,574	1,540

Building Products
Pine lumber	$64	$67	$117	$126
Particleboard	49	49	92	101
Gypsum wallboard	34	67	68	137
Medium density fiberboard	19	17	38	34
Fiberboard	13	14	22	28
Other	14	10	24	21
	$193	$224	$361	$447

Timber and timberland(a)
Fiber and other	N/A	$20	N/A	$39

Unit sales
Corrugated Packaging
Corrugated packaging, thousands of tons	867	866	1,694	1,696
Containerboard, thousands of tons	72	76	154	176
	939	942	1,848	1,872

Building Products
Pine lumber, million board feet	204	222	404	425
Particleboard, million square feet	135	134	255	277
Gypsum wallboard, million square feet	278	414	558	796
Medium density fiberboard, million square feet	38	37	76	74
Fiberboard, million square feet	68	79	118	153

(a) We no longer have a timber and timberlands segment as a result of the fourth quarter 2007 sale of our timberlands.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

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

Our variable-rate debt was $230 million at second quarter-end 2008 and $1 million at year-end 2007. A one percent change in interest rates on $230 million of variable-rate debt would change our annual interest expense by $2 million.

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

The following table illustrates the estimated effect on our pre-tax income of immediate, parallel, and sustained shifts in interest rates for the next 12 months at second quarter-end 2008 on our variable-rate debt and our net financial assets and nonrecourse financial liabilities of special purpose entities, with comparative year-end 2007 information.

	Increase (Decrease)
	Second Quarter-End 2008			Year-End 2007
	Variable Rate Debt	Special Purpose Entities - Net	Total	Variable Rate Debt	Special Purpose Entities - Net	Total
	(In millions)
Change in Interest Rates
+2%	$ (5)	$ 5	$ ––	$ (1)	$ 5	$ 4
+1%	(2)	2	––	––	2	2
-1%	2	(2)	––	––	(2)	(2)
-2%	5	(5)	––	1	(5)	(4)

Foreign Currency Risk

In first six months 2008, there were no significant changes in foreign currency risk from that disclosed in our Annual Report on Form 10-K for the year 2007.

Commodity Price Risk

In first six months 2008, there were no significant changes in commodity price risk from that disclosed in our Annual Report on Form 10-K for the year 2007.

Item 4.Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

During second quarter 2008, there were no material developments in pending legal proceedings.

Item 1A.Risk Factors

There are no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
Month 1 (4/1/2008 – 4/30/2008)	––	$ ––	––	6,650,000
Month 2 (5/1/2008 – 5/31/2008)	––	$ ––	––	6,650,000
Month 3 (6/1/2008 – 6/30/2008)	––	$ ––	––	6,650,000
Total	––	$ ––	––	6,650,000

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

We held our annual meeting of stockholders on May 2, 2008, at which a quorum was present. The table below sets forth the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes for each matter voted that meeting, as certified by the independent inspector of elections.

	Matter	For	Against or Withheld	Abstentions and Broker Non-Votes
1.	Election of five directors
	(a) Larry R. Faulkner	82,455,852	11,873,983	34,882
	(b) Jeffrey M. Heller	80,076,830	14,254,172	33,715
	(c) W. Allen Reed	82,443,675	11,887,351	33,691
	(d) Doyle R. Simons	82,336,197	11,992,767	35,753
	(e) J. Patrick Maley III	86,602,768	7,727,430	34,519
2.	Approve adoption of 2008 Incentive Plan	62,297,516	11,437,331	20,629,870
3.	Ratification of appointment of Ernst & Young LLP	87,843,350	511,273	6,010,094

Item 5.	Other Information

None.

Item 6.	Exhibits

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

TEMPLE-INLAND INC.
(Registrant)

Dated: August 4, 2008	By	/s/ Randall D. Levy
Randall D. Levy
Chief Financial Officer

By	/s/ Troy L. Hester
Troy L. Hester
Corporate Controller and

Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Description	Page No.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	30
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	32
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	34
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	35