Form 10-Q
period 2008-09-27
TEMPLE INLAND INC
filed 2008-11-04
CIK 731939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Quarterly Period Ended September 27, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of common shares outstanding
Class	as of September 27, 2008
Common Stock (par value $1.00 per share)	106,509,710

Page 1 of 37	The Exhibit Index is page 31.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TEMPLE-INLAND INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	Third
	Quarter-	Year-End
	End 2008	2007
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$50	$227
Trade receivables, net of allowance for doubtful accounts of $16 in 2008 and $14 in 2007	469	433
Inventories:
Work in process and finished goods	116	116
Raw materials	220	224
Supplies and other	135	121

Total inventories	471	461
Deferred tax asset	73	99
Prepaid expenses and other	80	57

Total current assets	1,143	1,277
Property and Equipment
Land and buildings	669	641
Machinery and equipment	3,589	3,423
Construction in progress	56	120
Less allowances for depreciation	(2,634)	(2,552)

Total property and equipment	1,680	1,632
Financial Assets of Special Purpose Entities	2,383	2,383
Goodwill	393	365
Other Assets	272	285

TOTAL ASSETS	$5,871	$5,942

LIABILITIES
Current Liabilities
Accounts payable	$226	$244
Accrued employee compensation and benefits	82	108
Accrued interest	28	31
Accrued property taxes	19	11
Accrued income taxes	—	258
Other accrued expenses	147	173
Current portion of long-term debt	1	3
Current portion of pension benefits	6	48
Current portion of postretirement benefits	13	14

Total current liabilities	522	890
Long-Term Debt	1,192	852
Nonrecourse Financial Liabilities of Special Purpose Entities	2,140	2,140
Deferred Tax Liability	749	762
Liability for Pension Benefits	73	71
Liability for Postretirement Benefits	118	123
Other Long-Term Liabilities	312	324

TOTAL LIABILITIES	5,106	5,162

SHAREHOLDERS’ EQUITY
Preferred stock — par value $1 per share: authorized 25,000,000 shares; none issued	—	—
Common stock — par value $1 per share: authorized 200,000,000 shares; issued 123,605,344 shares in 2008 and 2007, including shares held in the treasury	124	124
Additional paid-in capital	461	475
Accumulated other comprehensive loss	(124)	(139)
Retained earnings	953	987
Cost of shares held in the treasury: 17,095,634 shares in 2008 and 17,464,189 shares in 2007	(649)	(667)

TOTAL SHAREHOLDERS’ EQUITY	765	780

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,871	$5,942

Please read the notes to consolidated financial statements.

TEMPLE-INLAND INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Third Quarter		First Nine Months
	2008	2007	2008		2007
	(In millions, except per share)
NET REVENUES	$976	$963		$2,911	$2,989

COSTS AND EXPENSES
Cost of sales	(891)	(835)		(2,660)	(2,571)
Selling	(29)	(28)		(86)	(86)
General and administrative	(40)	(42)		(112)	(155)
Other operating expense	—	(5)		(13)	(14)

	(960)	(910)		(2,871)	(2,826)

OPERATING INCOME	16	53		40	163
Other non-operating income (expense)	(3)	—		(1)	1
Interest income on financial assets of special purpose entities	17	—		59	—
Interest expense on nonrecourse financial liabilities of special purpose entities	(18)	—		(63)	—
Interest expense on debt	(21)	(29)		(58)	(86)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	(9)	24		(23)	78
Income tax (expense) benefit	12	(13)		21	(34)

INCOME (LOSS) FROM CONTINUING OPERATIONS	3	11		(2)	44
Discontinued operations	—	25		—	96

NET INCOME (LOSS)	$3	$36		$(2)	$140

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	106.7	106.2		106.7	105.9
Diluted	107.6	107.8		107.6	107.9

EARNINGS PER SHARE
Basic:
Income (loss) from continuing operations	$0.03	$0.11		$(0.02)	$0.41
Discontinued operations	—	0.23		—	0.92

Net income (loss)	$0.03	$0.34		$(0.02)	$1.33

Diluted:
Income from continuing operations	$0.03	$0.11	$	N/A	$0.41
Discontinued operations	—	0.22		N/A	0.89

Net income	$0.03	$0.33	$	N/A	$1.30

DIVIDENDS PER SHARE	$0.10	$0.28		$0.30	$0.84

Please read the notes to consolidated financial statements.

TEMPLE-INLAND INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	First Nine Months
	2008	2007
	(In millions)
CASH PROVIDED BY (USED FOR) OPERATIONS
Net income (loss)	$(2)	$140
Adjustments:
Depreciation and amortization	151	162
Non-cash share-based compensation	16	36
Non-cash pension and postretirement plans	49	33
Cash contribution to pension and postretirement plans	(73)	(62)
Deferred income taxes	4	5
Earnings of joint ventures	(7)	(4)
Dividends from joint ventures	11	3
Other	(7)	22
Changes in:
Receivables	(27)	6
Inventories	2	18
Accounts payable and accrued expenses	(337)	(5)
Prepaid expenses and other	(23)	(36)

	(243)	318

CASH PROVIDED BY (USED FOR) INVESTING
Capital expenditures	(116)	(141)
Acquisition, net of cash acquired	(57)	—
Sale of non-strategic assets and operations	4	15
Investment in joint ventures	(5)	(2)
Other	(5)	(11)

	(179)	(139)

CASH PROVIDED BY (USED FOR) FINANCING
Payments of debt	(63)	(57)
Borrowings under accounts receivable securitization facility, net	229	66
Borrowings under revolving credit facility, net	121	(13)
Changes in book overdrafts	(10)	(6)
Cash dividends paid to shareholders	(32)	(88)
Repurchase of common stock	—	(24)
Exercise of stock options	1	19
Tax benefit (expense) on share-based compensation	(1)	11

	245	(92)

CASH PROVIDED BY (USED FOR) DISCONTINUED OPERATIONS
Net cash provided by operating activities	—	170
Net cash used for investing activities	—	(5)
Net cash used for financing activities	—	(247)

	—	(82)

Net increase (decrease) in cash and cash equivalents	(177)	5
Cash and cash equivalents at beginning of period	227	30

Cash and cash equivalents at end of period	$50	$35

Please read the notes to consolidated financial statements.

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1 — Basis of Presentation
     Our consolidated financial statements include the accounts of Temple-Inland Inc. and its subsidiaries and special purpose and variable interest entities of which it is the primary beneficiary. We account for our investment in other entities in which we have significant influence over operations and financial policies using the equity method. On December 28, 2007, we spun off our real estate and our financial services segments into separate public companies, Forestar Real Estate Group and Guaranty Financial Group, respectively. The operations and cash flows of these segments are reflected as discontinued operations. Please read Note 11 for additional information.
     We prepare our unaudited interim financial statements in accordance with generally accepted accounting principles and Securities and Exchange Commission requirements for interim financial statements. As a result, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. However, in our opinion, all adjustments considered necessary for a fair presentation have been included. These adjustments are normal recurring accruals, except as noted. These interim operating results are not necessarily indicative of the results that may be expected for the entire year. For further information, please read the financial statements included in our Annual Report on Form 10-K for the year ended December 29, 2007.
Note 2 — New Accounting Pronouncements
     Beginning January 2008, we adopted two new accounting pronouncements:
•	Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements — This standard defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The adoption of this statement did not have a significant effect on our earnings or financial position.

•	SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — This standard permits the election of fair value as the initial and subsequent measurement method for many financial assets and liabilities. Subsequent changes in the fair value would be recognized in earnings as they occur. We did not elect the fair value option.
     In addition, there are three new accounting pronouncements that we will be required to adopt in 2009. Based on our current understanding, we do not expect that adoption of any of these pronouncements will have a significant effect on our earnings or financial position.
•	SFAS No. 141(R), Business Combinations — This new standard requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at full fair value, and is effective for business combinations occurring after our year-end 2008. The new standard also changes the approach to determining the purchase price; the accounting for acquisition cost; and the accounting practices for acquired contingencies, restructuring costs, long-lived assets, share-based payment awards, indemnification costs, and tax benefits.

•	SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — This new standard specifies that noncontrolling interests be reported as a part of equity, not as a liability or other item outside of equity, and is effective for our first quarter 2009.

•	SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — This new standard requires enhanced disclosures about how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows; and is effective for our first quarter 2009.

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Note 3 — Acquisition
     In July 2008, we purchased our partner’s 50 percent interest in Premier Boxboard Limited LLC (PBL) for $62 million. The joint venture had $50 million in debt, of which $25 million was related to the purchased interest. Subsequent to the purchase we incurred a penalty of $4 million from the prepayment of the $50 million joint venture debt. The penalty is included in other non-operating income (expense). We funded this transaction with borrowings under our existing credit agreements. We are now including all of the assets and liabilities, results of operations and cash flows of PBL as part of our corrugated packaging segment in our consolidated financial statements. Previously we had accounted for our interest in PBL using the equity method. We allocated the purchase price to the 50 percent of the assets acquired and liabilities assumed based on our estimates of their fair value at the date of acquisition. We based these estimates of fair values on independent appraisals and other information that reflect our current intentions. The other 50 percent of the assets and liabilities, which we already owned, were included at their carrying value. The final allocation of the purchase price will be completed in fourth quarter 2008. A summary of the estimated net assets at the date of acquisition (50 percent at fair value and 50 percent at carrying value) follows:

Total
(In millions)
Current assets	$26
Property and equipment	81
Goodwill (estimated at acquisition date)	28
Other assets	1

Total assets	136

Current liabilities	(15)
Current portion of long-term debt	(51)

Total liabilities	(66)

Net assets at date of acquisition	$70

     The unaudited pro forma results of operations, assuming this transaction had been effective at the beginning of the year, would not have been materially different from those reported. Goodwill, all of which we anticipate will be deductible for income tax purposes, is allocated to the corrugated packaging segment.

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Note 4 — Employee Benefit Plans
     Defined benefit and postretirement benefit expense consists of:

	Defined Benefits						Postretirement
	Qualified		Supplemental		Total		Benefits
	2008	2007	2008	2007	2008	2007	2008	2007
	(In millions)
Third Quarter
Service costs — benefits earned during the period	$6	$6	$1	$1	$8	$7	$—	$—
Interest cost on projected benefit obligation	20	19	1	1	21	20	2	2
Expected return on plan assets	(21)	(21)	—	—	(21)	(21)	—	—
Amortization of prior service costs	1	—	—	—	1	—	—	—
Amortization of actuarial net loss	1	2	—	1	1	3	—	—

Defined benefit expense	$7	$6	$2	$3	$10	$9	$2	$2

First Nine Months
Service costs — benefits earned during the period	$20	$20	$1	$1	$21	$21	$1	$—
Interest cost on projected benefit obligation	60	57	2	2	62	59	6	6
Expected return on plan assets	(63)	(63)	—	—	(63)	(63)	—	—
Amortization of prior service costs	3	—	2	—	5	—	(1)	—
Amortization of actuarial net loss	2	8	1	3	3	11	—	—

Defined benefit expense	$22	$22	$6	$6	$28	$28	$6	$6

     In first nine months 2008, we recognized $15 million of expense as a result of $44 million lump-sum cash settlements of supplemental benefits made as part of our transformation plan. We made a $15 million voluntary, discretionary contribution to our qualified defined benefit plan in first nine months 2008. We made $45 million of voluntary, discretionary contributions in first nine months 2007.
Note 5 — Share-Based Compensation
     We have shareholder approved share-based compensation plans that permit awards to key employees and non-employee directors in the form of restricted or performance units, restricted stock, or options to purchase shares of our common stock. We generally grant awards annually in February, and we use treasury stock to fulfill awards settled in common stock and stock option exercises.
     Share-based compensation expense consists of:

	Third Quarter		First Nine Months
	2008	2007	2008	2007
	(In millions)
Restricted or performance units	$8	$1	$7	$27
Restricted stock	—	1	1	—
Stock options	2	—	8	7

Total share-based compensation expense	$10	$2	$16	$34

     The fair value of share-based compensation awards granted to retirement-eligible employees and expensed at the date of grant was $7 million in first nine months 2008 and $3 million in first nine months 2007.

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
     Share-based compensation expense is included in:

	Third Quarter		First Nine Months
	2008	2007	2008	2007
	(In millions)
Cost of sales	$1	$1	$5	$6
Selling expense	—	—	1	2
General and administrative	9	1	10	26

Total share-based compensation expense	$10	$2	$16	$34

Restricted or performance units
     Restricted or performance units generally have a three-year term; vest after three years from the date of grant or the attainment of stated ROI based performance goals, generally measured over a three-year period; and are settled in cash.
     A summary of activity for first nine months 2008 follows:

		Weighted
		Average Grant	Aggregate
		Date Fair Value	Current
	Shares	Per Share	Value
	(In thousands)		(In millions)
Not vested beginning of the year	1,416	$48
Granted	794	20
Vested and settled	(295)	40
Forfeited	(6)	41

Not vested end of third quarter 2008	1,909	37	$30

     Unrecognized share-based compensation expense related to non-vested restricted or performance units was $13 million based on $16 per share at third quarter-end 2008. It is likely that this cost will be recognized over the next 2 years. The fair value of awards settled in cash in first nine months 2008 was $7 million.
Restricted stock
     Restricted stock awards generally vest after three to six years and provide for accelerated vesting upon retirement, death, disability, or a change in control. There were no restricted stock awards granted in first nine months 2008 or first nine months 2007. There were 60,000 restricted stock awards outstanding at third quarter-end 2008 with a weighted average grant date fair value of $22 per share and an aggregate value of $1 million or $16 per share at third quarter-end 2008. There were 375,500 restricted stock awards that vested in first nine months 2008.
Stock options
     Stock options have a ten-year term, generally become exercisable ratably over four years and provide for accelerated or continued vesting upon retirement, death, disability, or if there is a change in control. Options are granted with an exercise price equal to the market value of our common stock on the date of grant.

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
     A summary of activity for first nine months 2008 follows:

			Weighted	Aggregate
		Weighted	Average	Intrinsic Value
		Average	Remaining	(Current value
		Exercise Price	Contractual	less exercise
	Shares	Per Share	Term	price)
	(In thousands)		(In years)	(In millions)
Outstanding beginning of the year	4,711	$15
Granted	2,355	20
Exercised	(65)	11
Forfeited	(104)	15

Outstanding end of third quarter 2008	6,897	17	7	$14

Exercisable end of third quarter 2008	3,681	13	5	$14

     Unrecognized share-based compensation expense related to non-vested stock options awards was $8 million at third quarter-end 2008. It is likely that this cost will be recognized over the next 2 years.
     We estimated the fair value of our options using the Black-Scholes-Merton option-pricing model and the following assumptions:

	First Nine Months
	2008	2007
Expected life of options (in years)	8	6
Expected stock price volatility	28.2%	22.8%
Expected dividend yield	2.1%	2.3%
Risk-free interest rate	3.3%	4.9%

Weighted average estimated fair value of options granted: (a)
Temple-Inland options	$2.02	$7.39
Forestar options	N/A	3.09
Guaranty options	N/A	1.99

Weighted average estimated fair value of options at original grant date	$2.02	$12.47

(a)	The weighted average estimated fair value of options granted prior to 2008 has been adjusted to reflect the spin-off of Forestar and Guaranty. The share-based compensation expense on options held by employees of Temple-Inland will be based on the original grant date Black-Scholes-Merton value.
Note 6 — Other Operating Income (Expense)

	Third Quarter		First Nine Months
	2008	2007	2008	2007
	(In millions)
Equity in earnings of joint ventures	$2	$2	$7	$4
Loss on sale of property and equipment	(1)	(4)	(4)	(5)
Litigation and other	(1)	—	4	(10)
Transformation and other costs	—	(3)	(20)	(11)
Gain on sale of non-strategic timber leases	—	—	—	8

	$—	$(5)	$(13)	$(14)

     In third quarter 2008, we purchased our partner’s 50 percent interest in PBL. Please read Note 3 for further information.
Note 7 — Contingencies
     We are involved in various legal proceedings that arise from time to time in the ordinary course of doing business and believe that adequate reserves have been established for any probable losses. Expenses related to

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
litigation are included in operating income. We do not believe that the outcome of any of these proceedings should have a material adverse effect on our financial position, long-term results of operations, or cash flows. It is possible, however, that charges related to these matters could be significant to our results or cash flows in any one accounting period.
     In first nine months 2008, we settled and paid our one remaining state court claim related to alleged civil violations of Section 1 of the Sherman Act for $5 million, which had been fully reserved. As a result, all matters related to these alleged violations have been resolved.
     We continue to defend one remaining case in California state court alleging violations of that state’s on duty meal break laws. We believe we have established adequate reserves for this case. Settlements we have reached in other meal break cases have been within established reserves.
Note 8 — Earnings Per Share
     Diluted earnings per share for first nine months 2008 is not applicable due to our loss from continuing operations.
     We computed earnings per share by dividing income by weighted average shares outstanding using the following:

	Third Quarter		First Nine Months
	2008	2007	2008	2007
	(In millions)
Weighted average common shares outstanding - basic	106.7	106.2	106.7	105.9
Dilutive effect of stock options held by our employees	0.8	1.6	0.8	2.0
Dilutive effect of stock options held by Forestar and Guaranty employees	0.1	—	0.1	—

Weighted average shares outstanding — diluted	107.6	107.8	107.6	107.9

     At third quarter-end 2008, there were 1,175,058 stock options outstanding held by employees of Forestar and Guaranty. These options were granted prior to the spin-offs of Forestar and Guaranty on December 28, 2007. These options will be considered in our dilution calculation until they are exercised, cancelled or expire.
     At third quarter-end 2008, 4,539,455 stock options outstanding held by our employees and 742,552 stock options outstanding held by employees of Forestar and Guaranty were not included in the computation of diluted earnings per share because they were antidilutive.
Note 9 — Comprehensive Income
     Comprehensive income consists of:

	Third Quarter		First Nine Months
	2008	2007	2008	2007
	(In millions)
Net income (loss)	$3	$36	$(2)	$140
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment	(4)	(1)	2	—
Defined benefit plans	1	3	13	9

Other comprehensive income (loss)	(3)	2	15	9

Comprehensive income	$—	$38	$13	$149

Note 10 — Segment Information
     We have two business segments: corrugated packaging and building products. Corrugated packaging manufactures containerboard that we convert into corrugated packaging. Building products manufactures a variety

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
of building products. We no longer have a timber and timberland segment as a result of the fourth quarter 2007 sale of our timberland.
     We evaluate performance based on operating income before items not included in segments and income taxes. Items not included in segments represent income and expenses managed on a company-wide basis and include corporate general and administrative expense, share-based compensation, other operating and non-operating income (expense), and interest income and expense. Other operating income (expense) includes gain or loss on sale of assets, asset impairments, and unusual income and expense items. The accounting policies of the segments are the same as those described in the accounting policy notes to the financial statements. Intersegment sales are recorded at market prices. Intersegment sales and purchases and shared service expense allocations are included in costs and expenses.

					Items Not
					Included in
	Corrugated		Building	Timber and	Segments and
	Packaging		Products	Timberland	Eliminations		Total
	(In millions)
Third Quarter 2008:
Revenues from external customers	$797		$179	N/A	$—		$976
Depreciation and amortization	37		11	N/A	3		51
Equity income from joint ventures	2	(a)	—	N/A	—		2
Income (loss) from continuing operations before taxes	50		(6)	N/A	(53	)(b)	(9)
Capital expenditures	35		5	N/A	—		40

First Nine Months 2008 or at Third Quarter-End 2008:
Revenues from external customers	$2,371		$540	N/A	$—		$2,911
Depreciation and amortization	108		35	N/A	8		151
Equity income from joint ventures	6	(a)	1	N/A	—		7
Income (loss) from continuing operations before taxes	157		(26)	N/A	(154	)(b)	(23)
Total assets	2,430		609	N/A	2,832		5,871
Investment in equity method investees and joint ventures	3	(a)	24	N/A	—		27
Goodwill	264		129	N/A	—		393
Capital expenditures	98		15	N/A	3		116

Third Quarter 2007:
Revenues from external customers	$748		$195	$20	$—		$963
Depreciation and amortization	35		12	1	5		53
Equity income from joint ventures	2		—	—	—		2
Income (loss) from continuing operations before taxes	70		(4)	18	(60	)(b)	24
Capital expenditures and reforestation	40		10	4	3		57

First Nine Months 2007 or at Third Quarter-End 2007:
Revenues from external customers	$2,288		$642	$59	$—		$2,989
Depreciation and amortization	107		35	8	12		162
Equity income from joint ventures	3		1	—	—		4
Income (loss) from continuing operations before taxes	212		23	53	(210	)(b)	78
Total assets	2,233		613	328	406		3,580 (c)
Investment in equity method investees and joint ventures	13		22	—	—		35
Goodwill	236		129	—	—		365
Capital expenditures and reforestation	99		30	10	11		150

(a)	In July 2008, we purchased our partner’s 50 percent interest in PBL. Please read Note 3 for further information.

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

(b)	Items not included in segments consist of:

	Third Quarter		First Nine Months
	2008	2007	2008	2007
	(In millions)
General and administrative expense	$(17)	$(23)	$(59)	$(75)
Share-based compensation	(10)	(2)	(16)	(34)
Other operating income (expense)	(1)	(6)	(16)	(16)
Other non-operating income (expense)	(3)	—	(1)	1
Net interest income (expense) on financial assets and nonrecourse financial liabilities of special purpose entities	(1)	—	(4)	—
Interest expense on debt	(21)	(29)	(58)	(86)

	$(53)	$(60)	$(154)	$(210)

Other operating income (expense) applies to:
Corrugated packaging	$—	$(4)	$6	$(14)
Building products	—	—	(1)	8
Unallocated	(1)	(2)	(21)	(10)

	$(1)	$(6)	$(16)	$(16)

Other non-operating income (expense) consists of:
Charges related to early repayment of debt	$(4)	$—	$(4)	$—
Interest and other income	1	—	3	1

	$(3)	$—	$(1)	$1

(c)	Excludes assets of discontinued operations of $17,112 million.
Note 11 — Discontinued Operations
     On December 28, 2007, we spun off to our shareholders in tax-free distributions, our real estate segment, Forestar, which included certain real estate and minerals activities in our timber and timberland segment, and our financial services segment, Guaranty. In addition, on August 31, 2007 we sold our chemical operations. A summary of earnings from our discontinued operations follows:

	Third	First Nine
	Quarter	Months
	2007	2007
	(In millions)
Real estate income before taxes	$15	$39
Financial services income before taxes	36	124
Chemical operations and other	(12)	(12)

Income from discontinued operations before taxes	39	151
Income tax expense	(14)	(55)

Discontinued operations	$25	$96

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
     Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of the federal securities laws. These forward-looking statements are identified by their use of terms and phrases such as “believe,” “anticipate,” “could,” “estimate,” “likely,” “intend,” “may,” “plan,” “expect,” and similar expressions, including references to assumptions. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties. A variety of factors and uncertainties could cause our actual results to differ significantly from the results discussed in the forward-looking statements. Factors and uncertainties that might cause such differences include, but are not limited to:
•	general economic, market or business conditions;

•	the opportunities (or lack thereof) that may be presented to us and that we may pursue;

•	fluctuations in costs and expenses including the costs of raw materials, purchased energy, and freight;

•	changes in interest rates;

•	current conditions in financial markets could adversely affect our ability to finance our operations;

•	demand for new housing;

•	accuracy of accounting assumptions related to impaired assets, pension and postretirement costs, and contingency reserves;

•	competitive actions by other companies;

•	changes in laws or regulations;

•	our ability to execute certain strategic and business improvement initiatives;

•	the accuracy of certain judgments and estimates concerning the integration of acquired operations; and

•	other factors, many of which are beyond our control.
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

Accounting Policies
Critical Accounting Estimates
     In first nine months 2008, there were no changes in our critical accounting estimates from those we disclosed in our Annual Report on Form 10-K for the year 2007.
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

Results of Operations for Third Quarter and First Nine Months 2008 and 2007
Summary
     We manage our operations through two business segments: corrugated packaging and building products. Timber and timberland is no longer an active segment as a result of the sale of our timberland in fourth quarter 2007.
     A summary of the results of operations by business segment follows:

	Third Quarter		First Nine Months
	2008	2007	2008		2007
	(In millions, except per share)
Revenues
Corrugated packaging	$797	$748		$2,371	$2,288
Building products	179	195		540	642
Timber and timberland	—	20		—	59

Total revenues	$976	$963		$2,911	$2,989

Segment operating income
Corrugated packaging	$50	$70		$157	$212
Building products	(6)	(4)		(26)	23
Timber and timberland	—	18		—	53

Total segment operating income	44	84		131	288

Items not included in segments
General and administrative expense	(17)	(23)		(59)	(75)
Share-based compensation	(10)	(2)		(16)	(34)
Other operating income (expense)	(1)	(6)		(16)	(16)
Other non-operating income (expense)	(3)	—		(1)	1
Net interest income (expense) on financial assets and nonrecourse financial liabilities of special purpose entities	(1)	—		(4)	—
Interest expense on debt	(21)	(29)		(58)	(86)

Income (loss) before taxes	(9)	24		(23)	78
Income tax (expense) benefit	12	(13)		21	(34)

Income (loss) from continuing operations	3	11		(2)	44
Discontinued operations	—	25		—	96

Net income (loss)	$3	$36		$(2)	$140

Average basic shares outstanding	106.7	106.2		106.7	105.9
Average diluted shares outstanding	107.6	107.8		107.6	107.9

Income (loss) from continuing operations, per basic share	$0.03	$0.11		$(0.02)	$0.41
Income from continuing operations, per diluted share (a)	$0.03	$0.11	$	N/A	$0.41

ROI, annualized				3.0%	8.3%

(a)	Income per diluted share is not applicable for first nine months 2008 due to our loss from continuing operations.
In first nine months 2008, significant items affecting income (loss) from continuing operations included:
•	We experienced lower volumes and higher pricing for our corrugated packaging products, lower volumes for most of our building products and lower pricing for gypsum wallboard.

•	While we continued to see the benefits in our manufacturing operations from our initiative to lower costs, improve asset utilization, and increase operating efficiencies, the increased cost of energy, freight, chemicals, and fiber more than offset these benefits.

•	Share-based compensation decreased due to the effect of the lower share price on our cash-settled awards.

•	We incurred $20 million of costs primarily related to our transformation plan, of which $15 million is related to the settlement of supplemental retirement benefits. We also decreased litigation reserves by $5 million due to the settlement of the remaining claim related to our antitrust litigation.

•	Interest expense decreased primarily due to the December 2007 early retirement of $286 million of 6.75% Notes and $213 million of 7.875% Senior Notes.

•	In July 2008, we purchased the remaining 50 percent interest in Premier Boxboard Limited LLC for $62 million. Subsequent to the purchase we incurred a penalty of $4 million from the prepayment of $50 million in joint venture debt.
In first nine months 2007, significant items affecting income from continuing operations included:
•	We experienced higher prices for our corrugated packaging products and lower prices and volumes for our building products, principally lumber and gypsum wallboard.

•	While we continued to see the benefit in our manufacturing operations from our initiatives to lower costs, improve asset utilization, and increase operating efficiencies, the cost of recycled fiber, energy and freight offset some of the benefits.

•	We recognized $4 million in business interruption insurance proceeds from a prior year claim related to one of our paper mills and an $8 million gain on sale of non-strategic timber leases.

•	We incurred $10 million of costs associated with our transformation plan, primarily legal and advisory fees.

•	We recognized a one-time tax benefit of $3 million related to Texas tax legislation enacted in May 2007.
     Our operations are affected to varying degrees by supply and demand factors and economic conditions including changes in energy costs, interest rates, new housing starts, home repair and remodeling activities, and the strength of the U.S. dollar. Given the commodity nature of our manufactured products, we have little control over market pricing or market demand.
Corrugated Packaging
     We manufacture linerboard and corrugating medium (collectively referred to as containerboard) that we convert into corrugated packaging. In July 2008, we purchased our partner’s 50 percent interest in Premier Boxboard Limited LLC (PBL), a joint venture that manufactures containerboard and light-weight gypsum facing paper at a mill in Newport, Indiana. We have integrated the PBL operations into our corrugated packaging system. Our corrugated packaging segment revenues are principally derived from the sale of corrugated packaging and, to a lesser degree, from the sale of containerboard and light-weight gypsum facing paper (collectively referred to as paperboard).
     A summary of our corrugated packaging results follows:

	Third Quarter		First Nine Months
	2008	2007	2008	2007
	(Dollars in millions)
Revenues	$797	$748	$2,371	$2,288
Costs and expenses	(747)	(678)	(2,214)	(2,076)

Segment operating income	$50	$70	$157	$212

Segment ROI			10.5%	14.1%
     Corrugated packaging results would not have been materially different from those reported assuming the purchase of PBL had occurred at beginning of each period presented.

     Fluctuations in corrugated packaging and paperboard pricing (which includes freight and is net of discounts) and shipments follow:

	Third Quarter 2008	First Nine Months 2008
	versus	versus
	Third Quarter 2007	First Nine Months 2007
	Increase/(Decrease)
Corrugated packaging
Average prices	5%	3%
Shipments, average week	(3)%	(1)%
Industry shipments, average week(a)	(3)%	(3)%

Paperboard
Average prices	1%	3%
Shipments, in thousand tons	83 (b)	61 (b)

(a)	Source: Fibre Box Association

(b)	The increase includes 18,000 tons of light-weight gypsum facing paper and 9,000 tons of containerboard shipped by PBL since its purchase in July 2008.
     Current economic conditions have had a negative effect on our shipments. We anticipate that this weakness will continue until economic conditions improve.
     Compared with second quarter 2008, average corrugated packaging prices were up two percent and shipments were down five percent, principally due to normal seasonal fluctuations and current economic conditions, while average paperboard prices were up two percent and shipments were up 78,000 tons partially as a result of including the results from our purchase of PBL in July 2008.
     Costs and expenses were up 10 percent in third quarter 2008 compared with third quarter 2007 and up seven percent in first nine months 2008 compared with first nine months 2007. These increased costs were primarily the result of higher prices for recycled fiber, energy, chemicals, freight, and the inclusion of PBL since its purchase in July 2008.
     Fluctuations in our significant cost and expense components included:

	Third Quarter 2008	First Nine Months 2008
	versus	versus
	Third Quarter 2007	First Nine Months 2007
	Increase/(Decrease)
	(In millions)
Wood fiber	$(2)	$4
Recycled fiber	3	19
Energy, principally natural gas	23	44
Chemicals	7	15
Freight	10	23
     The costs of our wood and recycled fiber, energy, chemicals, and freight fluctuate based on the market prices we pay for these commodities. It is likely that these costs will continue to fluctuate for the remainder of 2008.

     Information about our converting facilities and mills follows:

	Third Quarter		First Nine Months
	2008	2007	2008	2007
Number of converting facilities (at quarter-end)	64	64	64	64
Corrugated packaging shipments, in thousand tons	810	839	2,504	2,535
Paperboard production, in thousand tons	947	909	2775	2,712
Percent containerboard production used internally	86%	93%	90%	91%
Percent of total fiber requirements sourced from recycled fiber	41%	36%	37%	37%
     In third quarter 2008, we lost production of 38,000 tons of containerboard due to hurricanes Gustav and Ike.
     As part of our continuing efforts to lower cost and improve operating efficiency and asset utilization, in October 2008 we announced the closure of our Rome, Georgia converting facility.
Building Products
     We manufacture lumber, gypsum wallboard, particleboard, medium density fiberboard (MDF), and fiberboard. Our building products segment revenues are principally derived from sales of these products. We also own a 50 percent interest in Del-Tin Fiber LLC, a joint venture that produces MDF at a facility in El Dorado, Arkansas.
     A summary of our building products results follows:

	Third Quarter		First Nine Months
	2008	2007	2008	2007
	(Dollars in millions)
Revenues	$179	$195	$540	$642
Costs and expenses	(185)	(199)	(566)	(619)

Segment operating income (loss)	$(6)	$(4)	$(26)	$23

Segment ROI			(6.2)%	5.5%
     Fluctuations in product pricing (which includes freight and is net of discounts) and shipments follow:

	Third Quarter 2008	First Nine Months 2008
	versus	versus
	Third Quarter 2007	First Nine Months 2007
	Increase/(Decrease
Lumber:
Average prices	6%	1%
Shipments	(12)%	(7)%
Gypsum wallboard:
Average prices	(6)%	(23)%
Shipments	(31)%	(30)%
Particleboard:
Average prices	9%	2%
Shipments	(2)%	(6)%
MDF:
Average prices	17%	10%
Shipments	6%	4%
     While pricing was up for lumber, particleboard and MDF compared with first nine months 2007, demand is down due to current conditions in the housing industry. We anticipate that these difficult conditions will continue for the remainder of 2008 and 2009.
     Compared with second quarter 2008, average prices were up three percent for lumber, seven percent for gypsum, and five percent for particleboard and MDF. Shipments were down for all products.

     Costs and expenses were down seven percent in third quarter 2008 compared with third quarter 2007 and down nine percent in first nine months 2008 compared with first nine months 2007. The decrease in costs is primarily attributable to curtailment of production to match demand for our products and headcount reductions. We incurred severance charges of $1 million in third quarter 2008 and $3 million in first nine months 2008 related to headcount reductions.
     Fluctuations in our significant cost and expense components included:

	Third Quarter 2008	First Nine Months 2008
	versus	versus
	Third Quarter 2007	First Nine Months 2007
	Increase/(Decrease)
	(In millions)
Wood fiber	$(9)	$(27)
Energy, principally natural gas	2	2
Chemicals	7	13
Freight	(1)	(4)
     The costs of our fiber, energy, chemicals, and freight fluctuate based on the market prices we pay for these commodities. It is likely that these costs will continue to fluctuate for the remainder of 2008.
     Information about our converting and manufacturing facilities follows:

	Third Quarter		First Nine Months
	2008	2007	2008	2007
Number of converting and manufacturing facilities (at quarter-end)	16	17	16	17
Average operating rates for all product lines excluding sold or closed facilities:
High	98%	104%	98%	102%
Low	51%	47%	47%	59%
Average	70%	76%	69%	80%
Gypsum facing paper purchases from corrugated packaging (previously the PBL joint venture):
In thousand tons	10	10	24	34
Percent supplied			65%	68%
     The lower average operating rates in first nine months 2008 resulted from the curtailment of production to match demand for our products and, to a lesser extent, lost production due to hurricanes Gustav and Ike. In December 2007, we permanently ceased production at our Mt. Jewett particleboard plant.
Items Not Included in Segments
     Items not included in segments are income and expenses that are managed on a company-wide basis and include corporate general and administrative expense, share-based compensation, other operating and non-operating income (expense), and interest income and expense.
     The change in share-based compensation was principally due to the effect of share price on our cash-based awards. A significant portion of our share-based awards are cash-settled awards. As a result, changes in our share price have a direct impact on our share-based compensation expense. Please read Note 5 to the Consolidated Financial Statements for further information.

     Other operating expense not included in business segments totaled $16 million in first nine months 2008, principally related to the lump-sum settlements of supplemental pension benefits made as part of our 2007 transformation plan.
     Other non-operating expense totaled $1 million in first nine months 2008, of which $4 million is a penalty associated with the prepayment of the $50 million PBL joint venture debt, offset with $3 million in interest and other income.
     We are continuing our efforts to enhance return on investment by lowering costs, improving operating efficiencies and increasing asset utilization. As a result, we will continue to review operations that are unable to meet return objectives and determine appropriate courses of action, including consolidating and closing converting facilities.
     Net interest income (expense) on financial assets and nonrecourse liabilities of special purpose entities relates to interest income on the $2.38 billion of notes received from the sale of our timberland in 2007 and interest expense on the $2.14 billion of borrowings secured by a pledge of the notes received. The notes receivable were contributed to and the borrowings were made by two wholly-owned, bankruptcy-remote special purpose entities, which we consolidate. The borrowings are nonrecourse beyond these two entities. At third quarter-end 2008, the interest rate on our financial assets was 2.84 percent and the interest rate on our nonrecourse financial liabilities was 3.36 percent. These interest rates reset quarterly based on different base rates and may not always reflect the same net interest spread.
     The decrease in interest expense in first nine months 2008 was primarily due to the December 2007 early retirement of our $286 million of 6.75% Notes payable in 2009 and $213 million of 7.875% Senior Notes payable in 2012, offset by an increase in interest expense related to the increase in debt primarily associated with our purchase of the remaining 50 percent interest in the PBL joint venture.
Income Taxes
     In third quarter 2008, we increased our estimated annual effective tax rate for 2008 to 89 percent from 64 percent based on our current estimate of 2008 income. As a result, we recognized an additional $4 million tax benefit in third quarter 2008. Our estimated annual effective tax rate was 44 percent in first nine months 2007.
     Differences between the effective tax rate and the statutory rate are primarily due to state taxes, nondeductible items, and deferred taxes on unremitted foreign income. At the current level of earnings or losses, these differences have a significant effect on our estimated annual effective tax rate.
Average Shares Outstanding
     The increase in average basic shares outstanding was principally due to the issuance of shares related to stock-based compensation plans. The decrease in average diluted shares outstanding was due to the decrease in the dilutive effect of stock options as a result of our lower share price.
Capital Resources and Liquidity for First Nine Months 2008
Sources and Uses of Cash
     We operate in cyclical industries and our operating cash flows vary accordingly. Our principal operating cash requirements are for compensation, wood and recycled fiber, energy, freight, interest, and taxes. Pricing improved for our corrugated packaging and most of our building products in first nine months 2008, but shipments continued to decline. Working capital is subject to cyclical operating needs, the timing of collection of receivables and the payment of payables and expenses and, to a lesser extent, to seasonal fluctuations in our operations.

	First Nine Months
	2008	2007
	(In millions)
Cash received from:
Operations (including payments in 2008 related to our 2007 transformation plan of $50 million)	$142 (a)	$335 (a)
Working capital (including payments in 2008 related to our 2007 transformation plan of $297 million)	(385)	(17)

Cash received from (used for) operations	(243)	318
Exercise of options and related tax benefits	—	30
Sale of non-strategic assets and other	(6)	9
Borrowing, net	287	(4)

Total sources	38	353

Cash used to:
Return to shareholders through:
Dividends	(32)	(88)
Repurchase of common stock	—	(24)
Reinvest in the business through:
Capital expenditures	(116)	(141)
Acquisition of PBL, net of cash acquired	(57)	—
Joint ventures and other	(10)	(13)

Total uses	(215)	(266)
Discontinued operations, net	—	(82)

Change in cash and cash equivalents	$(177)	$5

(a)	Includes voluntary, discretionary contributions to our qualified defined benefit plan of $15 million in 2008 and $45 million in 2007.
     In first nine months 2008, our cash from operations included payments of about $347 million related to the completion of our 2007 transformation plan. At third quarter-end 2008, all transformation related payments have been made.
     We issued 368,555 shares of common stock in first nine months 2008 and 940,574 shares of common stock in first nine months 2007 to employees exercising options. We paid cash dividends to shareholders of $0.30 per share in first nine months 2008 and $0.84 per share in first nine months 2007.
     We initiated no purchases under our share repurchase authorizations in first nine months 2008. The maximum number of shares available to be purchased under our repurchase plans is 6.6 million shares at third quarter-end 2008.
     Capital expenditures are expected to approximate $170 to $175 million in 2008 or about 85 percent of expected 2008 depreciation and amortization. Most of the expected 2008 expenditures relate to initiatives to increase efficiency in our corrugated packaging operations.
     In July 2008, we purchased our partner’s 50 percent interest in the PBL joint venture for $62 million. The joint venture had $50 million in debt, of which $25 million was related to the purchased interest. We had previously guaranteed the $50 million in joint venture debt. Subsequent to the purchase we incurred a penalty of $4 million related to the prepayment of the $50 million in joint venture debt. We funded this transaction with borrowings under our existing credit agreements.

Liquidity
     Our sources of short-term funding are our operating cash flows and borrowings under our credit agreements and accounts receivable securitization facility. At third quarter-end 2008, we had $716 million of unused borrowing capacity under our committed credit agreements and accounts receivable securitization facility.

		Accounts
	Committed	Receivable
	Credit	Securitization
	Agreements	Facility	Total
	(In millions)
Committed	$835	$250	$1,085
Less: borrowings and commitments	(139)	(230)	(369)

Unused borrowing capacity at third quarter-end 2008	$696	$20	$716

     Our committed credit agreements include a $750 million revolving credit facility that expires in 2011. The remaining $85 million, $10 million of which expires in 2008 and $75 million of which expires in 2009 and 2010, contain provisions that allow for any outstanding borrowings to be repaid in 2010 or 2011. Our accounts receivable securitization facility expires in 2010.
     Our debt agreements, accounts receivable securitization facility, and credit agreements contain terms, conditions, and financial covenants customary for such agreements, including minimum levels of interest coverage and limitations on leverage. At third quarter-end 2008, we were in compliance with the terms, conditions, and covenants in these agreements. We believe the amount available under these credit facilities along with our existing cash and cash equivalents and expected cash flows from operations will provide us sufficient funds to meet our operating needs for the foreseeable future.
     In light of the current conditions in financial markets, we closely monitor the banks in our credit facilities. To date, we have experienced no difficulty in borrowing under these facilities and have no reason to believe any of the participating banks would not be able to honor their commitments under these facilities.
Off-Balance Sheet Arrangements
     At third quarter-end 2008, there were no significant changes in off-balance sheet arrangements from that disclosed in our Annual Report on Form 10-K for the year 2007.
Pension and Postretirement Matters
     We made a $15 million voluntary, discretionary contribution to our qualified defined benefit pension plan in first nine months 2008. In October 2008, we made an additional $15 million voluntary, discretionary contribution to our qualified defined benefit pension plan. Our total contribution for 2008 of $30 million approximates 2008 service cost.
Energy
     Energy costs were $275 million in first nine months 2008 compared with $229 million in first nine months 2007. Our energy costs fluctuate based on the market prices we pay for these commodities and on the amount and mix of fuels we may use. We continue to reduce our dependency on natural gas by utilizing biomass fuels. We hedge very little of our energy needs. It is likely that these costs will continue to fluctuate for the remainder of 2008.
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

     During third quarter 2008, there were no material developments in pending legal proceedings other than as disclosed in Part II, Item 1 of this report.
Calculation of Non-GAAP Financial Measure

		Corrugated	Building	Timber and
	Consolidated	Packaging	Products	Timberland
	(Dollars in millions)
RETURN ON INVESTMENT (ROI)
First Nine Months 2008
Return:
Segment operating income determined in accordance with GAAP	$131	$157	$(26)	$	N/A
Items not included in segments:
General and administrative	(59)	N/A	N/A		N/A
Share-based compensation	(16)	N/A	N/A		N/A

	$56	$157	$(26)	$	N/A

Investment:
Beginning of year total assets or segment assets determined in accordance with GAAP	$5,942	$2,301	$623	$	N/A
Adjustments:
Current liabilities (excluding current portion of long-term debt)	(887)	(311)	(63)		N/A
Financial assets of special purpose entities	(2,383)	N/A	N/A		N/A
Municipal bonds related to capital leases included in other assets	(188)	N/A	N/A		N/A

	$2,484	$1,990	$560	$	N/A

ROI, annualized	3.0%	10.5%	(6.2)%		N/A

First Nine Months 2007
Return:
Segment operating income determined in accordance with GAAP	$288	$212	$23		$53
Items not included in segments:
General and administrative	(75)	N/A	N/A		N/A
Share-based compensation	(34)	N/A	N/A		N/A

	$179	$212	$23		$53

Investment:
Beginning of year total assets or segment assets determined in accordance with GAAP	$20,474	$2,275	$638		$330
Adjustments:
Current liabilities (excluding current portion of long-term debt)	(550)	(271)	(76)		(11)
Assets of discontinued operations	(16,847)	N/A	N/A		N/A
Municipal bonds related to capital leases included in other assets	(188)	N/A	N/A		N/A

	$2,889	$2,004	$562		$319

ROI, annualized	8.3%	14.1%	5.5%		22.2%

ROI annualized is not necessarily indicative of the ROI that may be expected for the entire year.

STATISTICAL AND OTHER DATA
     Revenues and unit sales, excluding joint venture operations, follows:

	Third Quarter		First Nine Months
	2008	2007	2008	2007
	(Dollars in millions)
Revenues
Corrugated Packaging
Corrugated packaging	$729	$717	$2,231	$2,178
Paperboard (a) (b)	68	31	140	110

	$797	$748	$2,371	2,288

Building Products
Pine lumber	$60	$64	$177	$190
Particleboard	46	42	138	143
Gypsum wallboard	33	52	101	189
Medium density fiberboard	18	15	56	49
Fiberboard	11	13	33	41
Other	11	9	35	30

	$179	$195	$540	$642

Timber and timberland (c)
Fiber and other	N/A	$20	N/A	$59

Unit sales
Corrugated Packaging
Corrugated packaging, thousands of tons	810	839	2,504	2,535
Paperboard, thousands of tons (a) (b)	150	67	304	243

	960	906	2,808	2,778

Building Products
Pine lumber, million board feet	189	215	593	640
Particleboard, million square feet	117	119	372	396
Gypsum wallboard, million square feet	255	368	813	1,164
Medium density fiberboard, million square feet	34	32	110	106
Fiberboard, million square feet	52	75	170	228

(a)	Paperboard includes containerboard and light-weight gypsum facing paper.

(b)	Comparisons of revenue and unit sales of paperboard are affected by the July 25, 2008 purchase of our partner’s interest in Premier Boxboard Limited LLC. The effects on revenues and unit sales for the periods presented are not material.

(c)	We no longer have a timber and timberlands segment as a result of the fourth quarter 2007 sale of our timberlands.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
     Our interest rate risk is primarily related to our variable-rate, long-term debt and to the financial assets and nonrecourse financial liabilities of special purpose entities. This risk is the result of changes in interest rates and also the use of different base rates and the timing of the quarterly interest rate resets on the financial assets and nonrecourse financial liabilities of special purpose entities. This risk could be volatile in light of current conditions in the financial markets and the erratic movements in LIBOR.
     Our variable-rate debt was $351 million at third quarter-end 2008 and $1 million at year-end 2007. A one percent change in interest rates on $351 million of variable-rate debt would change our annual interest expense by $3 million.
     Our $2.38 billion of financial assets of special purpose entities require quarterly interest payments based on variable rates referenced to LIBOR that reset quarterly. A one percent change in interest rates on these notes will change our annual interest income by $24 million.
     Our $2.14 billion of nonrecourse financial liabilities of special purpose entities require quarterly interest payments based on variable interest rates. The interest rates on these liabilities reflect the lenders’ pooled commercial paper issuance rates plus a margin. A one percent change in interest rates on these borrowings will change our annual interest expense by $22 million.
     The following table illustrates the estimated effect on our pre-tax income of immediate, parallel, and sustained shifts in interest rates for the next 12 months at third quarter-end 2008 on our variable-rate debt and our net financial assets and nonrecourse financial liabilities of special purpose entities, with comparative year-end 2007 information.

	Increase (Decrease)
	Third Quarter-End 2008			Year-End 2007
		Special			Special
	Variable	Purpose		Variable	Purpose
	Rate Debt	Entities - Net	Total	Rate Debt	Entities - Net	Total
	(In millions)
Change in Interest Rates
+2%	$(7)	$5	$(2)	$(1)	$5	$4
+1%	(3)	2	(1)	—	2	2
-1%	3	(2)	1	—	(2)	(2)
-2%	7	(5)	2	1	(5)	(4)
Foreign Currency Risk
     In first nine months 2008, there were no significant changes in foreign currency risk from that disclosed in our Annual Report on Form 10-K for the year 2007.
Commodity Price Risk
     In first nine months 2008, there were no significant changes in commodity price risk from that disclosed in our Annual Report on Form 10-K for the year 2007.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     During third quarter 2008, there were no material developments in pending legal proceedings.
Item 1A. Risk Factors
     There are no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year 2007 other than the following.
Current conditions in financial markets could have adverse consequences on our ability to finance our operations.
     Current conditions in financial markets, which include the bankruptcy and restructuring of certain financial institutions, could affect financial institutions with which we have relationships and result in adverse effects on our ability to finance our operations. The possible effects of these conditions would include the possibility that a lender under our existing credit facilities may be unwilling or unable to fund a borrowing request, and we may not be able to replace any such lender. In addition, financial market conditions could have a negative effect on the ability of customers, suppliers, and others to conduct business with us on a normal basis.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Issuer Purchases of Equity Securities

					Maximum
				Total Number	Number of
				of Shares	Shares That
				Purchased as	May Yet be
			Average	Part of Publicly	Purchased
	Total Number		Price	Announced	Under the
	of Shares		Paid per	Plans or	Plans
Period	Purchased		Share	Programs	or Programs
Month 1 (7/1/2008 — 7/31/2008)	—		—	—	6,650,000
Month 2 (8/1/2008 — 8/30/2008)	1,243	(a)	$15.97	—	6,650,000
Month 3 (9/1/2008 — 9/30/2008)	—		—	—	6,650,000

Total	1,243		$15.97	—	6,650,000

(a)	Represents shares purchased from employees to pay taxes related to the vesting of restricted shares.
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

TEMPLE-INLAND INC. (Registrant)
Dated: November 4, 2008	By:	/s/ Randall D. Levy
Randall D. Levy
Chief Financial Officer

	By:	/s/ Troy L. Hester
Troy L. Hester
Corporate Controller and Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Description	Page No.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	32

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	34

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	36

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	37