Form 10-K
period 2009-01-03
TEMPLE INLAND INC
filed 2009-02-23
CIK 731939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended January 3, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From to

Commission File Number 001-08634
Temple-Inland Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	75-1903917 (I.R.S. Employer Identification No.)

1300 MoPac Expressway South, 3rd Floor
Austin, Texas 78746
(Address of principal executive offices, including Zip code)

Registrant’s telephone number, including area code: (512) 434-5800

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered

Common Stock, $1.00 Par Value per Share,	New York Stock Exchange
non-cumulative

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing sales price of the Common Stock on the New York Stock Exchange on June 28, 2008, was approximately $892 million. For purposes of this computation, all officers, directors, and five percent beneficial owners of the registrant (as indicated in Item 12) are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or five percent beneficial owners are, in fact, affiliates of the registrant.

As of February 19, 2009, there were 106,503,626 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive proxy statement to be prepared in connection with the 2009 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

i

PART I

Item 1.	Business

Introduction

Temple-Inland Inc. is a Delaware corporation that was organized in 1983. We manufacture corrugated packaging and building products, which we report as separate operating segments. The following chart presents our corporate structure at year-end 2008. It does not contain all our subsidiaries, many of which are dormant or immaterial entities. A list of our subsidiaries is filed as an exhibit to this Annual Report on Form 10-K. All subsidiaries shown are 100 percent owned by their immediate parent company listed in the chart, unless indicated otherwise.

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

Narrative Description of the Business

Corrugated Packaging.  Our corrugated packaging segment provided 82 percent of our 2008 consolidated net revenues. Our vertically integrated corrugated packaging operation includes:

•	seven mills, and

•	63 converting facilities.

We manufacture containerboard and convert it into a complete line of corrugated packaging. We converted 87 percent of the containerboard we manufactured in 2008, in combination with containerboard we purchased from other producers, into corrugated containers at our converting facilities. We sold the remainder of the containerboard we produced in the domestic and export markets. We routinely buy and sell various grades of containerboard depending on our product mix.

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

We serve over 9,800 corrugated packaging customers with 15,000 shipping destinations. We have no single customer to which sales equal ten percent or more of consolidated revenues or the loss of which would have a material adverse effect on our corrugated packaging segment.

Sales of corrugated packaging track changing population patterns and other demographics. Historically, there has been a correlation between the demand for corrugated packaging and orders for nondurable goods.

In July 2008, our Premier Boxboard Limited LLC joint venture became a wholly-owned subsidiary when we purchased the remaining 50 percent interest from our partner. Premier produces light-weight gypsum facing paper and corrugating medium at a mill in Newport, Indiana. Late in 2008, we also began producing white-top linerboard at this mill.

Building Products.  Our building products segment provided 18 percent of our 2008 consolidated net revenues. We manufacture a wide range of building products, including:

•	lumber,

•	gypsum wallboard,

•	particleboard,

•	medium density fiberboard (or MDF), and

•	fiberboard.

We sell building products throughout the continental United States, with the majority of sales occurring in the southern United States. We have no single customer to which sales equal ten percent or more of consolidated revenues or the loss of which would have a material adverse effect on our building products segment. Most of our products are sold by account managers and representatives to distributors, retailers, and original equipment manufacturers. Sales of building products are heavily dependent upon the level of residential housing expenditures, including the repair and remodeling market, and commercial real estate construction.

We also own a 50 percent interest in Del-Tin Fiber LLC, a joint venture that produces MDF at a facility in El Dorado, Arkansas.

In 2008, we permanently ceased production of hardboard siding at our fiberboard plant in Diboll, Texas.

Raw Materials

Wood fiber, in various forms, is the principal raw material we use in manufacturing our products. In 2008, we purchased approximately 45 percent of our virgin wood fiber requirements pursuant to long-term fiber supply agreements, the most significant of which were entered into in connection with our timberland sale in 2007. Purchases under these agreements are at market prices. The balance of our virgin wood fiber requirements was purchased at market prices from numerous landowners and other timber owners, as well as other producers of wood by-products.

Linerboard and corrugating medium are the principal materials used to make corrugated boxes. Our mills at Rome, Georgia and Bogalusa, Louisiana, only manufacture linerboard. Our Ontario, California; Maysville, Kentucky; and Orange, Texas, mills are traditionally linerboard mills, but can also manufacture corrugating medium. Our Newport, Indiana, mill manufactures gypsum facing paper, corrugating medium, and white-top linerboard. Our New Johnsonville, Tennessee, mill only manufactures corrugating medium. The principal raw material used by the Rome, Georgia; Orange, Texas; and Bogalusa, Louisiana, mills is virgin wood fiber, but each mill is also able to use recycled fiber for up to 17 percent of its fiber requirements. The Ontario, California; Newport, Indiana; and Maysville, Kentucky, mills use only recycled fiber. The mill at New Johnsonville, Tennessee, uses a combination of virgin wood and recycled fiber.

In 2008, recycled fiber represented approximately 42 percent of the total fiber needs of our mill system. We purchase recycled fiber at market prices on the open market from numerous suppliers. We generally produce more linerboard and less corrugating medium than is used by our converting facilities. The deficit of corrugating medium is filled through open market purchases and/or trades, and we sell any excess linerboard in the open market.

We obtain gypsum for our wallboard operation in Fletcher, Oklahoma, from one outside source through a long-term purchase contract at market prices. At our gypsum wallboard plants in West Memphis, Arkansas, and Cumberland City, Tennessee, synthetic gypsum is used as a raw material. Synthetic gypsum is a by-product of coal-burning electrical power plants. We have a long-term supply agreement for synthetic gypsum produced at a Tennessee Valley Authority electrical plant located adjacent to our Cumberland City plant. Synthetic gypsum acquired pursuant to this agreement supplies all the synthetic gypsum required by our Cumberland City and West Memphis plants. Our gypsum wallboard plant in McQueeney, Texas, uses a combination of gypsum obtained from its own quarry and synthetic gypsum.

We believe the sources outlined above will be sufficient to supply our principal raw material needs for the foreseeable future. The wood fiber market is difficult to predict and there can be no assurance of the future direction of prices for virgin wood or recycled fiber. It is likely that prices for wood fiber will continue to fluctuate in the future.

Energy

Electricity and steam requirements at our manufacturing facilities are either supplied by a local utility or generated internally through the use of a variety of fuels, including natural gas, fuel oil, coal, petroleum coke, tire derived fuel, wood bark, and other waste products resulting from the manufacturing process. By utilizing these waste products and other wood by-products as a biomass fuel to generate electricity and steam, we were able to generate approximately 84 percent of our energy requirements in 2008 at our mills in Rome, Georgia; Bogalusa, Louisiana; and Orange, Texas. In some cases where natural gas or fuel oil is used, our facilities possess a dual capacity enabling the use of either fuel as a source of energy.

The natural gas needed to run our natural gas fueled power boilers, package boilers, and turbines is acquired pursuant to a multiple vendor solicitation process that provides for the purchase of gas, primarily on a firm basis with a few locations on an interruptible basis, at rates favorable to spot market rates. It is likely that prices of natural gas will continue to fluctuate in the future. We hedge very little of our energy costs.

Employees

We have approximately 11,000 employees, of which approximately 4,650 are covered by collective bargaining agreements. These agreements generally run for a term of three to six years and have varying expiration dates. The following table summarizes certain information about our principal collective bargaining agreements:

Approximate Number of
Location	Bargaining Unit(s)	Employees Covered	Expiration Dates

Linerboard Mill, Orange, Texas	United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (or USW), Local 1398, and USW, Local 391	198 hourly production employees and 90 hourly maintenance employees	July 31, 2008
Linerboard Mill, Bogalusa, Louisiana	USW, Local 189, and International Brotherhood of Electrical Workers (or IBEW), Local 1077	222 hourly production employees and 102 hourly maintenance employees	July 31, 2009
Linerboard Mill, Rome, Georgia	USW, Local 804, IBEW, Local 613, United
Association of Journeymen &
Apprentices of the Plumbing &
Pipefitting Industry Local 72, and
International Association of Machinists & Aerospace Workers,
	Local 414	244 hourly production employees, 24 electrical maintenance employees, 25 pipefitter maintenance employees, and 58 mechanical maintenance employees	August 31, 2010
Evansville, Indiana and Middletown, Ohio, Box Plants (or Northern Multiple)	USW, Local 1046 and USW, Local 114, respectively	77 and 78 hourly production and maintenance employees, respectively	April 30, 2011
Paper Mill, Newport, Indiana	USW, Local 7-154	32 hourly maintenance employees and 77 hourly production employees	July 14, 2010

We are currently negotiating a new contract for the Orange, Texas mill and expect the union will vote on the contract in first quarter 2009. We have additional collective bargaining agreements with employees at various other manufacturing facilities. These agreements each cover a relatively small number of employees and are negotiated on an individual basis at each such facility.

We consider our relations with our employees to be good.

Environmental Protection

We are committed to protecting the health and welfare of our employees, the public, and the environment and strive to maintain compliance with all state and federal environmental regulations in a manner that is also cost effective. When we construct new facilities or modernize existing facilities, we generally use best available technology for air and water emissions. This forward-looking approach is intended to minimize the effect that changing regulations have on capital expenditures for environmental compliance.

Our operations are subject to federal, state, and local provisions regulating discharges into the environment and otherwise related to the protection of the environment. Compliance with these provisions, primarily the Federal Clean Air Act, Clean Water Act, Comprehensive Environmental Response, Compensation and Liability Act of 1980 (or CERCLA), as amended by the Superfund Amendments and Reauthorization Act of 1986 (or SARA), and Resource Conservation and Recovery Act (or RCRA), requires us to invest substantial funds to modify facilities to assure compliance with applicable environmental regulations. Capital expenditures directly related to environmental compliance totaled $10 million in 2008. This amount does not include capital expenditures for environmental control facilities made as a part of major mill modernizations and expansions or capital expenditures made for another purpose that have an indirect benefit on environmental compliance.

Future expenditures for environmental control facilities will depend on new laws and regulations and other changes in legal requirements and agency interpretations thereof, as well as technological advances. We expect the prominence of environmental regulation and compliance to continue for the foreseeable future. Given these uncertainties, we currently estimate that capital expenditures for environmental purposes, excluding expenditures related to the Maximum Achievable Control Technology (or MACT) programs and landfill closures discussed below, will be $9 million in 2009, $7 million in 2010, and $9 million in 2011. The estimated expenditures could be significantly higher if more stringent laws and regulations are implemented.

The U.S. Environmental Protection Agency (or EPA) has issued extensive regulations governing air and water emissions from the forest products industry. Compliance with these MACT regulations will be required as they become enacted.

On September 13, 2004, EPA published the Boiler MACT regulations affecting industrial boilers and process heaters burning all fuel types with the exception of small gas-fired units. On July 30, 2007, the U.S. Court of Appeals for the D.C. Circuit remanded and vacated the Boiler MACT. In order to gauge our liability accurately regarding future related regulations, we continue to monitor and are actively engaged in the process the EPA is undertaking to develop new standards for industrial boilers and process heaters.

The Plywood and Composite Wood Panel (or PCWP) MACT standards were published July 30, 2004. Compliance with PCWP MACT was required by October 1, 2008. We have 12 building products facilities affected by the regulation, all of which are now in compliance. Capital expenditures to comply with PCWP MACT were approximately $6 million, of which we spent $3 million in 2008.

We own landfills used for disposal of non-hazardous waste at four containerboard mills and two building products facilities. Based on third-party cost estimates, we expect to spend, on an undiscounted basis, $23 million over the next 25 years to ensure proper closure of these landfills. We also have two additional sites that we are remediating. We expect to spend, on an undiscounted basis, $6 million for the remediation of these two sites, for which we have established a reserve.

In 2007, we began work with environmental consultants and the Louisiana Department of Environmental Quality (DEQ) at one of the remediation sites to identify and remediate the source of contaminated water discovered in a manhole adjacent to our facility in Bogalusa, Louisiana. Our investigation report, including a final remediation plan, was approved by the Louisiana DEQ in December 2007. We incurred $12 million in costs to complete this project, which is subject to a continuing obligation to treat within the mill’s effluent treatment system any contaminated groundwater captured by the system installed pursuant to the project. The amount of these ongoing expenditures is not significant.

In addition to the expenditures discussed above, we incur significant expenditures for maintenance costs to continue compliance with environmental regulations. We do not believe, however, that these costs will have a material adverse effect on our earnings. In addition, expenditures for environmental compliance should not have a material effect on our competitive position because our competitors are also subject to these regulations.

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

Under CERCLA, liability for the cleanup of a Superfund site may be imposed on waste generators, site owners and operators, and others regardless of fault or the legality of the original waste disposal activity. While joint and several liability is authorized under CERCLA, as a practical matter, the cost of cleanup is generally allocated among the many waste generators. We are named as a potentially responsible party in seven proceedings relating to the cleanup of hazardous waste sites under CERCLA and similar state laws, excluding sites for which our records disclose no involvement or for which our potential liability has been finally determined. In all but one of these sites, we are either designated as a de minimus potentially responsible party or believe our financial exposure is insignificant. We have conducted investigations of all seven sites, and currently estimate that the remediation costs to be allocated to us are about $2 million and should not have a material effect on our earnings or competitive position. There can be no assurance that we will not be named as a potentially responsible party at additional Superfund sites in the future or that the costs associated with the remediation of those sites would not be material.

Climate Change

There is an increasing likelihood that our manufacturing sites could be affected in some way over the next few years by regulation or taxation of greenhouse gas, or GHG, emissions. Although the U.S. is not a signatory to the Kyoto Protocol to the United Nations Framework Convention on Climate Change, several states, including California, are implementing their own GHG regulatory programs, and a federal program in the U.S. is a possibility for the future. Several of our sites are subject to existing GHG legislation, but few have experienced or anticipate significant cost increases as a result, although it is likely that GHG emission restrictions will increase over time. Potential consequences of such restrictions include capital requirements to modify assets used to meet GHG restriction and increases in energy costs above the level of general inflation, as well as direct compliance costs. Currently, however, it is not possible to estimate the likely financial impact of potential future GHG regulation on any of our sites.

Climate change also presents our operations with certain opportunities. As discussed above, many of our facilities use biomass fuels to produce electricity to power the facilities. The Texas Legislature passed legislation in 2007 that authorizes grants to new facilities that use biomass to generate electrical energy. Legislation currently pending would extend grants to existing biomass plants. Other state and federal legislation could provide similar benefits for facilities that use biomass to generate electrical energy.

Competition

We operate in highly competitive industries. The commodity nature of our manufactured products gives us little control over market pricing or market demand for our products. The level of competition in a given product or market may be affected by economic factors, including production of nondurable goods, interest rates, housing starts, home repair and remodeling activities, and the strength of the dollar, as well as other market factors including supply and demand for these products, geographic location, and the operating efficiencies of competitors. Our competitive position is influenced by varying factors depending on the characteristics of the products involved. The primary factors are product quality and performance, price, service, and product innovation.

The corrugated packaging industry is highly competitive with over 1,300 box plants in the United States. Our box plants accounted for approximately 12.8 percent of total industry shipments in 2008, making us the third largest producer of corrugated packaging in the United States. Although corrugated packaging is dominant in the national distribution process, our products also compete with various other packaging materials, including products made of paper, plastics, wood, and metals.

In building products markets, we compete with many companies that are substantially larger and have greater resources in the manufacturing of building products.

Executive Officers of the Registrant

The names, ages, and titles of our executive officers are:

Name	Age	Office

Doyle R. Simons	45	Chairman of the Board and Chief Executive Officer
J. Patrick Maley III	47	President and Chief Operating Officer
Jack C. Sweeny	62	Group Vice President
Larry C. Norton	49	Group Vice President
Dennis J. Vesci	61	Group Vice President
Randall D. Levy	57	Chief Financial Officer and Treasurer
J. Bradley Johnston	53	Chief Administrative Officer
C. Morris Davis	66	General Counsel
Scott Smith	54	Chief Information Officer
Grant F. Adamson	50	Chief Governance Officer
Leslie K. O’Neal	53	Vice President, Assistant General Counsel and Secretary
Carolyn C. Sloan	48	Vice President, Internal Audit
Troy L. Hester	52	Principal Accounting Officer and Corporate Controller

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

Larry C. Norton joined the Company as Vice President in May 2007 and became Group Vice President in May 2008. Prior to joining the Company, Mr. Norton was at International Paper, which he joined in 1981, serving most recently as Vice President, Manufacturing, Printing & Communications Paper.

Dennis J. Vesci became Group Vice President in August 2005. Mr. Vesci joined the Company in 1975 and has served as an officer of our corrugated packaging segment since 1998.

Randall D. Levy became Chief Financial Officer in May 1999 and was named Treasurer in November 2008. Mr. Levy joined the Company in 1989 serving in various capacities in our former financial services segment before being named Chief Financial Officer.

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

The business segments in which we operate are highly competitive and are affected to varying degrees by supply and demand factors and economic conditions, including changes in production of nondurable goods, interest rates, new housing starts, home repair and remodeling activities, and the strength of the U.S. dollar. Given the commodity nature of our manufactured products, we have little control over market pricing or market demand. No single company is dominant in any of our industries.

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

Virgin wood fiber and recycled fiber are the principal raw materials we use to manufacture corrugated packaging and certain of our building products. We purchase virgin wood fiber in highly competitive, price sensitive markets. The price for wood fiber has historically fluctuated on a cyclical basis and has often depended on a variety of factors over which we have no control, including environmental and conservation regulations, natural disasters, the price and level of imported timber and the continuation of any applicable tariffs, and weather. In addition, an increase in demand for old corrugated containers, especially from China, may cause a significant increase over time in the cost of recycled fiber used in the manufacture of recycled containerboard and related products. Such costs are likely to continue to fluctuate.

In addition, we rely on suppliers under long-term fiber supply contracts for a significant portion of our virgin fiber requirements. While we have not experienced any significant difficulty in obtaining virgin wood fiber and recycled fiber in economic proximity to our facilities, if the parties under our long-term fiber supply agreements were unable to perform, this may not continue to be the case for any or all of our facilities. Any such supply disruption could negatively affect our cost of virgin fiber.

Changes in the prices of energy and transportation can have a significant effect on our profitability. While we have attempted to contain energy costs through internal generation and in some instances the use of by-products from our manufacturing processes as fuel, these efforts only relate to a portion of our energy usage. No assurance can be given that such efforts will be successful in the future or that energy prices will not rise to levels that would have a material adverse effect on our results of operations despite these efforts. We hedge very little of our energy needs.

The corrugated packaging and building products industries are cyclical in nature and experience periods of overcapacity.

The operating results of our corrugated packaging and building products segments reflect each such industry’s general cyclical pattern. While the cycles of each industry do not historically coincide, demand and prices in each historically tend to drop in an economic downturn. The building products industry is further influenced by the residential construction and remodeling markets. Further, each industry periodically experiences substantial overcapacity. Both industries are capital intensive, which leads to high fixed costs and historically results in continued production as long as prices are sufficient to cover marginal costs. These conditions have contributed to substantial price competition and volatility in these industries, even when demand is strong. Any increased production by our competitors could depress prices for our products. From time to time, we have closed certain of our facilities or have taken downtime in order to match our production with the demand for our products and may continue to do so, thereby reducing our total production levels. Certain of our competitors have also temporarily closed or reduced production at their facilities, but can reopen and/or increase production capacity at any time, which could exacerbate overcapacity in these industries and depress prices.

We are subject to environmental regulations and liabilities that could have a negative effect on our operating results.

We are subject to federal, state, and local provisions regulating the discharge of materials into the environment and otherwise related to the protection of the environment. Compliance with these provisions has required us to invest substantial funds to modify facilities to ensure compliance with applicable environmental regulations. In other sections of this Annual Report on Form 10-K, we provide certain estimates of expenditures we expect to make for environmental compliance in the next few years. However, we could incur additional significant expenditures due to changes in law or the discovery of new information, and such expenditures could have a material adverse effect on our financial condition, cash flows, and results of operations. In addition, we are subject to litigation filed by private parties alleging injury due to environmental exposures in or near our facilities.

Further downward changes in demand for housing in the market regions where we operate could decrease profitability in our building products segment.

The residential homebuilding industry is sensitive to changes in economic conditions, including interest rates, foreclosure rates, and availability of financing. Further adverse changes in these conditions generally, or in the market regions where we operate, could further decrease demand for new homes in these areas. Additional declines in housing demand could result in lower pricing and demand for many of our building products, particularly lumber and gypsum wallboard, which could have increased negative effects on our revenues and earnings.

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

At the end of 2007, we spun off two subsidiaries, Forestar Group Inc. and Guaranty Financial Group Inc., and entered into certain internal restructuring transactions in preparation for the spin-offs. We received a private letter ruling from the IRS and opinions of tax counsel regarding the tax-free nature of these transactions and the distributions. The ruling and opinions rely on certain facts, assumptions, representations, and undertakings from us regarding the past and future conduct of our businesses and other matters. If any of these are incorrect or not otherwise satisfied, then we and our stockholders may not be able to rely on the ruling or opinions and could be subject to significant tax liabilities. Notwithstanding the ruling and opinions, the IRS could determine on audit that the distributions or the internal restructuring transactions should be treated as taxable transactions if it determines that any of these facts, assumptions, representations, or undertakings are not correct or have been violated, or if the distributions should become taxable for other reasons, including as a result of significant changes in stock ownership after the distribution. If the IRS were to make any such determination, we could incur significant tax liabilities.

If the sale of our strategic timberland did not qualify for installment method reporting for U.S. federal income tax purposes, we could be required to fund significant U.S. federal income tax liabilities the payment of which we believe to be deferred.

We sold our strategic timberland in a manner intended for U.S. federal income tax purposes to defer recognition of a substantial portion of the gain on the sale. Under the installment method, we will not be required to pay U.S. federal income taxes on the deferred gain until we are required to recognize the gain. We received opinions of tax counsel regarding the timberland sale and the deferred gain. The opinions rely on certain facts, assumptions, representations, and undertakings from us regarding the past and future conduct of our businesses and other matters. If any of these are incorrect or not otherwise satisfied, then we may not be able to rely on the opinions. Notwithstanding the opinions, the IRS could determine on audit that the gain does not qualify for deferral if it determines that any of these facts, assumptions, representations, or undertakings are not correct or have been violated or that the transaction otherwise does not qualify for the installment method. In any such event, we could incur significant tax liabilities.

If the credit ratings of a bank issuing letters of credit in our timberland financing transaction are lowered below designated levels and we failed to secure substitute letter of credit issuers, we could be required to fund significant U.S. federal income tax liabilities the payment of which we believe to be deferred.

The financial assets of special purpose entities relate to the sale of our strategic timberlands in 2007 and are secured by letters of credit issued by four banks. The letters of credit are secured by the purchaser’s long-term cash deposits with the banks. The letter of credit issuers are required to maintain a credit rating on their long-term unsecured debt of at least A+ by Standard and Poor’s Rating Services, a division of McGraw-Hill, Inc., and A1 by Moody’s Investor Services, Inc. If a credit rating of any of these banks were downgraded below this level, the bank must be replaced with another qualifying financial institution. The credit ratings of all the participating banks are currently at or above the designated level. If a credit rating of one of the participating banks were downgraded below the designated level and following the downgrade a qualifying financial institution could not be substituted (which would be referred to as a failed substitution), it is possible that a portion of the deferred taxes from the gain on the sale of our timberlands would become currently payable. If there were a second failed substitution, it is possible that the remaining deferred taxes from the gain on the sale of our timberlands would become currently payable. Any required payment of deferred taxes would be net of available alternative minimum tax credits.

We have interest rate risk in connection with our financial assets and nonrecourse financial liabilities of special purpose entities.

In October 2007, we received $2.38 billion in notes due in 2027 from the sale of our strategic timberland, which we later contributed to two wholly-owned, bankruptcy-remote special purpose entities. In December 2007, the special purpose entities pledged the notes as collateral for $2.14 billion nonrecourse loans payable in 2027. Both the notes and the borrowings require quarterly interest payments based on variable interest rates. Interest rates on the notes are based on LIBOR and reset quarterly. Interest rates on the borrowings reflect the lenders’ pooled commercial paper issuances and reset daily. Because of the differences in reference rates, margins, and reset dates, there could be periods in which the interest paid on the nonrecourse financial liabilities is significantly more than the interest received on the financial assets.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We own and operate manufacturing facilities throughout the United States, four converting plants in Mexico, and one in Puerto Rico. We believe our manufacturing facilities are suitable for their purposes and adequate for our business. Additional information about selected facilities by business segment follows:

Paperboard Mills

		Number of	Annual	2008
Location	Product	Machines	Capacity	Production
			(In tons)

Ontario, California	Linerboard and corrugating medium	1	332,100	308,908
Rome, Georgia	Linerboard	2	894,250	863,493
Orange, Texas	Linerboard and corrugating medium	2	757,375	681,809
Bogalusa, Louisiana	Linerboard	2	912,500	860,001
Maysville, Kentucky	Linerboard and corrugating medium	1	535,050	517,593

		Number of	Annual	2008
Location	Product	Machines	Capacity	Production
			(In tons)

New Johnsonville, Tennessee	Corrugating medium	1	378,225	363,682
Newport, Indiana*	Corrugating medium, linerboard, and gypsum facing paper	1	339,480	291,715

			4,148,980	3,887,201

*	The table shows the full capacity and production of this facility, which was owned by a joint venture in which we owned a 50 percent interest until July 2008 when it became wholly-owned.

Converting Facilities*

Corrugator
Location	Size

Phoenix, Arizona	98”
Fort Smith, Arkansas	87”
Fort Smith, Arkansas(1)***	None
Bell, California	98”
Buena Park, California(1)	85”
El Centro, California(1)	87”
Gilroy, California(1)	87”
Gilroy, California(1)***	98”
Ontario, California	87”
Santa Fe Springs, California	98”
Santa Fe Springs, California(1)**	87” and 85”
Santa Fe Springs, California(1)***	None
Tracy, California	110”
Union City, California(1)***	None
Wheat Ridge, Colorado	87”
Orlando, Florida	98”
Tampa, Florida(1)	78”
Carol Stream, Illinois	87”
Chicago, Illinois	87”
Chicago, Illinois(1)***	None
Elgin, Illinois	78”
Elgin, Illinois***	None
Crawfordsville, Indiana	98”
Evansville, Indiana	98”
Indianapolis, Indiana	87”
Indianapolis, Indiana***	None
St. Anthony, Indiana***	None
Tipton, Indiana***	110”
Garden City, Kansas	98”
Kansas City, Kansas	87”
Bogalusa, Louisiana	98”
Minden, Louisiana	98”
Minneapolis, Minnesota	87”
St. Louis, Missouri	87”
St. Louis, Missouri***	98”

Corrugator
Location	Size

Milltown, New Jersey(1)***	None
Spotswood, New Jersey	98”
Binghamton, New York	87”
Buffalo, New York***	None
Scotia, New York***	None
Utica, New York***	None
Warren County, North Carolina	98”
Madison, Ohio***	None
Marion, Ohio	87”
Middletown, Ohio	98”
Streetsboro, Ohio	98”
Biglerville, Pennsylvania	98”
Hazleton, Pennsylvania	98”
Littlestown, Pennsylvania***	None
Scranton, Pennsylvania	68”
Vega Alta, Puerto Rico	87”
Lexington, South Carolina	98”
Ashland City, Tennessee(1)***	None
Elizabethton, Tennessee(1)***	None
Dallas, Texas	98”
Edinburg, Texas	87”
San Antonio, Texas	98”
San Antonio, Texas***	98”
Petersburg, Virginia	87”
San Jose Iturbide, Mexico	98”
Monterrey, Mexico	87”
Los Mochis, Sinaloa, Mexico	87”
Guadalajara, Mexico(1)***	None

*	The annual capacity of the converting facilities is a function of the product mix, customer requirements and the type of converting equipment installed and operating at each plant, each of which varies from time to time.

**	These plants each contain more than one corrugator.

***	Sheet or sheet feeder plants.

(1)	Leased facilities.

Additionally, we own a graphics resource center in Indianapolis, Indiana, that has a 100” preprint press. We lease 42 warehouses located throughout much of the United States.

Building Products

		Rated Annual
Description	Location	Capacity
		(In millions of
		board feet)

Lumber	Diboll, Texas	199	*
Lumber	Pineland, Texas	310	**
Lumber	Buna, Texas	198
Lumber	Rome, Georgia	165
Lumber	DeQuincy, Louisiana	198

Total lumber		1,070

*	Includes separate finger jointing capacity of 20 million board feet.

**	Includes separate stud mill capacity of 110 million board feet.

		Rated Annual
Description	Location	Capacity
		(In millions of
		square feet)

Gypsum Wallboard	West Memphis, Arkansas	440
Gypsum Wallboard	Fletcher, Oklahoma	460
Gypsum Wallboard	McQueeney, Texas	400
Gypsum Wallboard	Cumberland City, Tennessee	800

Total gypsum wallboard		2,100

Particleboard	Monroeville, Alabama	160
Particleboard	Thomson, Georgia	160
Particleboard	Diboll, Texas	160
Particleboard	Hope, Arkansas	200

Total particleboard		680

MDF*	El Dorado, Arkansas	160
MDF(1)	Mt. Jewett, Pennsylvania	140

Total MDF		300

Fiberboard**	Diboll, Texas	272

*	The table shows the full capacity of this facility that is owned by a joint venture in which we own a 50 percent interest.

**	Excludes capacity for hardboard siding, which we ceased producing in 2008.

(1)	Leased facilities.

Other

We occupy approximately 190,000 square feet of leased office space in Austin, Texas. We own and occupy a 150,000 square feet office building in Diboll, Texas.

At year-end 2008, property and equipment having a net book value of less than $1 million were subject to liens in connection with $5 million of debt.

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

To date, we have been served with 11 lawsuits seeking damages for various personal injuries allegedly caused by either exposure to the released gas or fears of exposure. These 11 lawsuits have been consolidated under Louisiana state rules for purpose of discovery and are expected to be set for trial in third quarter 2009. We are vigorously defending against these allegations.

Asbestos

We are a defendant in various lawsuits involving alleged workplace exposure to asbestos. These cases involve exposure to asbestos in premises owned or operated by us. We do not manufacture any products that contain asbestos, and all our cases in this area are limited to workplace exposure claims. Historically, our aggregate annual settlements related to asbestos claims have been approximately $1 million. The number of claims has remained relatively constant in the past few years.

Item 4.	Submission of Matters to a Vote of Security Holders

We did not submit any matter to a vote of our shareholders in fourth quarter 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock is traded on the New York Stock Exchange. The high and low sales prices for our Common Stock and dividends paid in each fiscal quarter in the two most recent fiscal years were:

	2008			2007(1)
	Price Range			Price Range
	High	Low	Dividends	High	Low	Dividends

First Quarter	$21.68	$11.64	$0.10	$63.61	$44.29	$0.28
Second Quarter	$15.54	$11.08	$0.10	$64.45	$59.00	$0.28
Third Quarter	$20.49	$10.52	$0.10	$66.28	$49.17	$0.28
Fourth Quarter	$15.42	$2.34	$0.10	$57.51	$29.09	$10.53	*
For the Year	$21.68	$2.34	$0.40	$66.28	$29.09	$11.37	*

(1)	Stock prices for 2007 have not been restated to reflect the effects of the special dividend or the spin-offs of Guaranty Financial Group and Forestar Group at the end of 2007. Accordingly, it may be difficult to make meaningful comparisons between 2008 and 2007.

*	Includes a special dividend of $10.25 per share paid in December 2007.

Shareholders

Our stock transfer records indicated that as of February 19, 2009, there were approximately 4,500 holders of record of our Common Stock.

Dividend Policy

As indicated above, we paid quarterly dividends during each of the two most recent years in the amounts shown. In addition to our regular quarterly dividend, we paid a special dividend of $10.25 per share in December 2007 as part of our transformation plan. On February 7, 2009, the Board of Directors declared a quarterly dividend on our Common Stock of $0.10 per share payable on March 13, 2009, to shareholders of record on February 27, 2009. The Board periodically reviews the dividend policy, and the declaration of dividends will necessarily depend upon our earnings and financial requirements and other factors within the discretion of the Board.

Issuer Purchases of Equity Securities(1)

					Maximum
				Total Number	Number of
				of Shares	Shares That
				Purchased as	May Yet be
	Total		Average	Part of Publicly	Purchased
	Number of		Price	Announced	Under the
	Shares		Paid per	Plans or	Plans
Period	Purchased		Share	Programs	or Programs

Month 1 (10/1/2008 — 10/31/2008)	—		$—	—	6,650,000
Month 2 (11/1/2008 — 11/30/2008)	8,370	(2)	$5.49	—	6,650,000
Month 3 (12/1/2008 — 12/31/2008)	—		$—	—	6,650,000

Total	8,370		$5.49	—

(1)	On August 4, 2006, we announced that our Board of Directors authorized the repurchase of up to 6,000,000 shares of our common stock. We have purchased 4,350,000 shares under this authorization, which has no expiration date. On February 2, 2007, we announced that our Board of Directors authorized the purchase of up to an additional 5,000,000 shares of our common stock, increasing the maximum number of shares yet to be purchased under our repurchase plans to 6,650,000 shares. We have no plans or programs that expired during the period covered by the table above and no plans or programs that we intend to terminate prior to expiration or under which we no longer intend to make further purchases.

(2)	Represents shares purchased from employees to pay taxes related to the vesting of restricted shares.

Performance Graph

The following graph compares the cumulative total shareholder return on our common stock to the Standard & Poor’s 500 Stock Index and an index we composed of our peers assuming an investment of $100 and the reinvestment of all dividends over the five-year period ended December 31, 2008. At the end of 2007, we paid a special dividend of $10.25 per share and spun-off Forestar Group Inc. and Guaranty Financial Group Inc. In accordance with SEC rules our stock price has been adjusted in preparing the graph to reflect the special dividend and these spin-offs as special dividends that were reinvested in our stock. Due to the fundamental change to our company from these transactions, comparisons to prior periods may not be meaningful.

In last year’s annual report, the performance graph was based on a peer index (the Old Peer Index) composed of AbitibiBowater Inc., Caraustar Industries, Inc., Domtar Corporation, International Paper Company, MeadWestvaco Corporation, Packaging Corporation of America, Smurfit-Stone Container Corporation, and Weyerhaeuser Corporation. This year we revised the peer index (the New Peer Index) in light of continued industry consolidation. The New Peer Index is composed of AbitibiBowater Inc.; Boise, Inc; Canfor Corporation; Caraustar Industries, Inc.; Cascades Inc.; Catalyst Paper; Domtar Corporation; Glatfelter; Graphic Packaging Holding Co.; International Paper Company; MeadWestvaco Corporation; Mercer International Inc.;

Neenah Paper Inc.; Packaging Corporation of America; Rock-Tenn Co.; Smurfit-Stone Container Corporation; Verso Paper Corp.; Wausau Paper Corp.; and West Fraser Timber Co. Ltd. The Standard & Poor’s 500 Stock Index is a broad equity market index published by Standard & Poor’s. We anticipate using the index identified as “New Peer Index” in future filings.

Assumes $100 invested on the last trading day in fiscal year 2003
*Total return assumes reinvestment of dividends

Pursuant to SEC rules, the returns of each of the companies in each peer index are weighted according to the respective company’s stock market capitalization at the beginning of each period for which a return is indicated. Historic stock price is not indicative of future stock price performance.

Other

See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for disclosure regarding securities authorized for issuance under equity compensation plans.

Item 6.	Selected Financial Data

	For the Year
	2008(a)	2007(b)	2006(c)	2005	2004
	(Dollars in millions, except per share)

Revenues:
Corrugated packaging	$3,190	$3,044	$2,977	$2,825	$2,736
Building products	694	806	1,119	898	851
Timber and timberland	—	76	89	120	107

Total revenues	$3,884	$3,926	$4,185	$3,843	$3,694

Segment operating income:
Corrugated packaging	$225	$287	$255	$120	$96
Building products	(40)	8	221	125	129
Timber and timberland	—	65	63	72	52

Segment operating income	185	360	539	317	277
Items not included in segments:
General and administrative expense	(76)	(100)	(107)	(91)	(79)
Share-based compensation	2	(34)	(38)	(21)	(12)
Gain on sale of timberland(d)	—	2,053	—	—	—
Other operating income (expense)(e)	(29)	(188)	26	(85)	(42)
Other non-operating income (expense)(e)	—	(35)	93	—	—
Net interest income on financial assets and nonrecourse financial liabilities of special purpose entities(f)	(2)	10	—	—	—
Interest expense on debt	(81)	(111)	(123)	(109)	(125)

Income (loss) before taxes	(1)	1,955	390	11	19
Income tax (expense) benefit(g)	(7)	(753)	(103)	7	8

Income (loss) from continuing operations	(8)	1,202	287	18	27
Discontinued operations(h)	—	103	181	158	133

Net income (loss)	$(8)	$1,305	$468	$176	$160

Diluted earnings (loss) per share:
Income (loss) from continuing operations(i)	$(0.08)	$11.12	$2.59	$0.16	$0.24
Discontinued operations(h)	—	0.96	1.63	1.38	1.18

Net income (loss)	$(0.08)	$12.08	$4.22	$1.54	$1.42

Dividends per common share(j)	$0.40	$11.37	$1.00	$0.90	$1.22
Average basic shares outstanding	106.7	106.0	108.8	112.6	111.4
Average diluted shares outstanding	107.4	108.1	110.8	114.5	112.4
Common shares outstanding at year-end	106.5	106.1	104.9	111.0	112.2
Depreciation and amortization	$206	$214	$225	$218	$219
Capital expenditures	$164	$237	$204	$220	$219
At Year-End:
Assets:
Manufacturing assets	$3,395	$3,559	$3,627	$3,411	$3,522
Financial assets of special purpose entities(f)	2,474	2,383	—	—	—
Assets of discontinued operations	—	—	16,847	18,219	16,622

Total assets	$5,869	$5,942	$20,474	$21,630	$20,144

Debt (long-term excluding current maturities and nonrecourse financial liabilities of special purpose entities)	$1,191	$852	$1,584	$1,498	$1,485
Nonrecourse financial liabilities of special purpose entities(f)	$2,140	$2,140	$—	$—	$—
Liability for pension and postretirement benefits	$290	$256	$366	$407	$432
Noncontrolling interest of special purpose entities(f)	$91	$—	$—	$—	$—
Shareholders’ equity	$686	$780	$2,189	$2,080	$2,107
Ratio of debt to total capitalization	63%	52%	42%	42%	41%

(a)	The 2008 fiscal year, which ended on January 3, 2009, had 53 weeks. The extra week did not have a significant effect on earnings or financial position. In July 2008, we purchased our partner’s 50 percent interest in Premier Boxboard Limited LLC (PBL) for $62 million and prepaid the venture’s debt of $50 million. Unaudited pro forma information assuming this acquisition and related financing had occurred at the beginning of 2008, is not presented because the results would not have been materially different from those reported.

(b)	In 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, which increased assets by $2 million, reduced liabilities by $3 million and increased beginning retained earnings by $5 million (we also reclassified $11 million from deferred income taxes to other long-term liabilities). We also adopted the measurement provisions of Statement of Financial Accounting Standards (SFAS) No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, which reduced beginning retained earnings by $5 million.

(c)	In January 2006, we purchased our partner’s 50 percent interest in Standard Gypsum LP for $150 million and assumed debt of $28 million. Unaudited pro forma information assuming this acquisition and related financing had occurred at the beginning of 2005 follows: revenues $4.04 billion; income from continuing operations $32 million; and income from continuing operations, per diluted share $0.28. These pro forma results are not necessarily an indication of what actually would have occurred if the acquisition and financing transactions had been completed at the beginning of 2005 and are not intended to be indicative of future results.

Also in 2006, (i) we adopted the modified prospective application of SFAS No. 123 (revised December 2004), Share-Based Payment, which decreased 2006 income before taxes by $6 million; (ii) we began applying the guidance in Emerging Issues Task Force (EITF) Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty, which decreased income before taxes by $7 million in 2006 and $2 million in 2007; and (iii) we adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which increased our liability for pension and postretirement benefits by $76 million, decreased prepaid expenses and other assets by $16 million, decreased deferred income taxes by $35 million, and decreased shareholders’ equity by $57 million.

(d)	On October 31, 2007, we sold 1.55 million acres of timberland for $2.38 billion to an investment entity affiliated with The Campbell Group, LLC and recognized a pre-tax gain of $2.053 billion. The acreage sold consisted of 1.38 million acres owned in fee and leases covering 175,000 acres. The total consideration consisted almost entirely of notes due in 2027 that are secured by irrevocable letters of credit issued by independent financial institutions. We also entered into a 20-year fiber supply agreement for pulpwood and a 12-year fiber supply agreement for sawtimber. Both agreements are at market prices and are subject to extension.

(e)	Other operating and non-operating income (expense) consists of:

	For the Year
	2008	2007	2006	2005	2004
	(In millions)

Other operating income (expense):
Transformation costs (advisory and legal fees, change of control and employee related)	$(20)	$(69)	$—	$—	$—
Closure and sale of converting and production facilities and sale of non-strategic assets	(9)	(55)	(4)	(50)	(27)
Litigation	5	(56)	(6)	(16)	(4)
Environmental remediation	—	(9)	(8)	(3)	—
Softwood Lumber Agreement	—	—	42	—	—
Hurricane related costs and, in 2006, related insurance proceeds	—	—	2	(16)	—
Consolidation of administrative functions	—	—	—	—	(11)
Other charges	(5)	1	—	—	—

	$(29)	$(188)	$26	$(85)	$(42)

Other non-operating income (expense):
Charges related to early repayment of debt	$(4)	$(40)	$—	$(6)	$(2)
Tax litigation and other settlements	—	—	89	2	—
Interest and other income	4	5	4	4	2

	$—	$(35)	$93	$—	$—

(f)	In October 2007, we received $2.38 billion in notes from the sale of our timberland, which we later contributed to two wholly-owned, bankruptcy-remote special purpose entities. In December 2007, the special purpose entities pledged the notes as collateral for $2.14 billion nonrecourse loans payable in 2027. Both the notes and the borrowings require quarterly interest payments based on variable interest rates. Interest rates on the notes are based on LIBOR and reset quarterly. Interest rates on the borrowings reflect the lenders’ pooled commercial paper issuances and reset daily. We include these special purpose entities in our consolidated financial statements.

In 2008, the buyer of our timberland transferred the timberland out of special purpose entities that it had formed to complete the purchase. Upon this transfer, these special purpose entities became variable interest entities, and we determined that we were the primary beneficiary. As a result, we began consolidating these special purpose entities in 2008.

(g)	Income taxes include one-time tax benefits of: $7 million in 2007, of which $3 million is related to changes to the State of Texas margin tax and $4 million is related to the resolution of state income tax matters; $36 million in 2006, of which $6 million is related to the State of Texas margin tax and $30 million is related to the non-taxable tax litigation settlement; $16 million in 2005 related to the sale of our Pembroke, Canada MDF facility; and $20 million in 2004 related to the resolution and settlement of prior years’ tax examinations.

(h)	Discontinued operations include the operations of our financial services and real estate segments, which were spun off to our shareholders on December 28, 2007, and the chemical business obtained in the Gaylord acquisition, which was sold in August 2007. The resolution and settlement of environmental and other indemnifications related to the 1999 sale of our bleached paperboard operation are also included in 2004.

(i)	Earnings per share for 2008 is based on average basic shares outstanding due to our loss from continuing operations.

(j)	Includes special dividends of $10.25 per share in 2007 and $0.50 per share in 2004.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of the federal securities laws. These forward-looking statements are identified by their use of terms and phrases such as “believe,” “anticipate,” “could,” “estimate,” “likely,” “intend,” “may,” “plan,” “expect,” and similar expressions, including references to assumptions. These statements reflect management’s current views with respect to future events and are subject to risk and uncertainties. A variety of factors and uncertainties could cause our actual results to differ significantly from the results discussed in the forward-looking statements. Factors and uncertainties that might cause such differences include, but are not limited to:

•	general economic, market, or business conditions;

•	the opportunities (or lack thereof) that may be presented to us and that we may pursue;

•	fluctuations in costs and expenses including the costs of raw materials, purchased energy, and freight;

•	changes in interest rates;

•	current conditions in financial markets could adversely affect our ability to finance our operations;

•	demand for new housing;

•	accuracy of accounting assumptions related to impaired assets, pension and postretirement costs, contingency reserves, and income taxes;

•	competitive actions by other companies;

•	changes in laws or regulations;

•	our ability to execute certain strategic and business improvement initiatives;

•	the accuracy of certain judgments and estimates concerning the integration of acquired operations; and

•	other factors, many of which are beyond our control.

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

Accounting Policies

Critical Accounting Estimates

In preparing our financial statements, we follow generally accepted accounting principles, which in many cases require us to make assumptions, estimates, and judgments that affect the amounts reported. Our significant accounting policies are included in Note 1 to the Consolidated Financial Statements. Many of these principles are relatively straightforward. There are, however, a few accounting policies that are critical because they are important in determining our financial condition and results, and they are difficult for us to apply. They include asset impairments, contingency reserves, pension accounting and income taxes. The difficulty in applying these policies arises from the assumptions, estimates and judgments that we have to make currently about matters that are inherently uncertain, such as future economic conditions, operating results and valuations, as well as our intentions. As the difficulty increases, the level of precision decreases, meaning actual results can, and probably will, be different from those currently estimated. We base our assumptions, estimates, and judgments on a combination of historical experiences and other factors that we believe are reasonable. We have reviewed the selection and disclosure of these critical accounting estimates with our Audit Committee.

•	Measuring assets for impairment requires estimating intentions as to holding periods, future operating cash flows and residual values of the assets under review. Changes in our intentions, market conditions, or operating performance could require us to revise the impairment charges we previously provided.

•	Contingency reserves are established for potential losses related to litigation, environmental remediation and other items. Estimating these reserves requires us to make certain judgments and assumptions regarding actual or potential claims, interpretations to be made by courts or regulatory bodies, and other factors and events that are outside our control. Changes and inaccuracies in our interpretations and actions of others could require us to revise the reserves we previously provided.

•	The expected long-term rate of return on pension plan assets is an important assumption in determining pension expense. In selecting that rate, particular consideration is given to our asset allocation because 86 percent of our plan assets are debt related with a duration that closely matches that of our benefit obligation. Another important consideration is the discount rate used to determine the present value of our benefit obligation. We determined the discount rate by referencing the Citigroup Pension Discount Curve. We believe that using a yield curve more accurately reflects changes in the present value of our defined benefit plan obligation because each year’s cash flow will be discounted at a rate at which it could effectively be settled versus the use of a single index rate. We previously referenced an index for long-term, high-quality bonds, ensuring that the duration of that index did not materially differ from the duration of the plan’s liabilities. Differences between actual and expected rates of return and changes in the discount rate will affect future pension expense and funded status. For example, a 25 basis point change in the discount rate would affect the projected benefit obligation by about $41 million and the net periodic pension cost by about $4 million. A 25 basis point change in the expected long-term rate of return would affect the net periodic pension cost by about $3 million.

•	Tax provisions are based on the respective tax rules and regulations of the jurisdictions in which we operate. Where we believe a tax position is supportable for income tax purposes, it is included in the respective tax return. When a position is uncertain, a liability is recorded for the most likely outcome considering the technical merits of the position and specific facts. Changes to liabilities are only made when an event occurs that changes the most likely outcome, such as settlement with the relevant tax authority, expiration of statutes of limitations, changes in tax law, or recent court rulings.

New Accounting Pronouncements

In the last three years, we adopted a number of new accounting pronouncements, including in 2008, Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. In addition, there are three new accounting pronouncements that we will be required to adopt in 2009 none of which we expect to have a significant effect on our financial position, results of operations or cash flows. Please read Note 1 to the Consolidated Financial Statements.

Transformation

On December 28, 2007, we completed our transformation plan, which included sale of our timberlands and spin-offs of our real estate segment, Forestar Group Inc. (Forestar), and our financial services segment, Guaranty Financial Group Inc. (Guaranty).

The transformation plan significantly changed our capital structure and operations. Temple-Inland is a manufacturing company focused on corrugated packaging and building products.

Results of Operations for the Years 2008, 2007, and 2006

Summary

Our two key objectives are:

•	Maximizing ROI and

•	Profitably growing our business.

We will accomplish our key objectives through execution of our strategic initiatives. Our key strategic initiatives in corrugated packaging are:

•	Maintaining full integration,

•	Driving for low cost through asset utilization and manufacturing excellence,

•	Improving mix and margins through sales excellence, and

•	Growing our business.

Our key strategic initiatives in building products are:

•	Delivering a tailored portfolio of building products,

•	Driving for low cost through manufacturing excellence,

•	Serving growing markets with favorable demographics, and

•	Promoting sales excellence.

In 2008, consistent with our key strategic initiatives:

•	We had record production in our containerboard mills through manufacturing excellence.

•	We improved asset utilization and lowered costs in our box plants through our box plant transformation.

•	We grew our business through the purchase of our partner’s 50 percent interest in PBL, a joint venture that manufactures containerboard and gypsum facing paper at a mill in Newport, Indiana. Late in 2008, we began producing white-top linerboard at this mill.

•	We continued to drive down our costs throughout our company.

A summary of our consolidated results from continuing operations follows:

	For the Year
	2008	2007	2006
	(Dollars in millions, except per share)

Consolidated revenues	$3,884	$3,926	$4,185
Income (loss) from continuing operations	(8)	1,202	287
Income (loss) from continuing operations, per share	(0.08)	11.12	2.59
ROI	4.5%	7.8%	13.4%

In 2008, significant items affecting income (loss) from continuing operations included:

•	We experienced higher pricing and lower volumes for our corrugated packaging products, lower volumes for most of our building products and lower pricing for gypsum wallboard.

•	While we continued to see the benefits in our manufacturing operations from our initiatives to lower costs, improve asset utilization, and increase operating efficiencies, the increased cost of energy, freight, and fiber in our corrugated packaging operations more than offset these benefits.

•	Share-based compensation decreased due to the effect of the lower share price on our cash-settled awards.

•	We incurred $20 million of costs primarily related to our transformation plan, of which $15 million is related to the settlement of supplemental retirement benefits. We also decreased litigation reserves by $5 million due to the settlement of the remaining claim related to our antitrust litigation.

•	Charges related to the closure of our Rome, Georgia converting facility totaled $2 million and charges related to our exit of the hardboard siding business in building products totaled $7 million.

•	Interest expense decreased primarily due to the December 2007 early retirement of $286 million of 6.75 percent Notes and $213 million of 7.875 percent Senior Notes.

•	In July 2008, we purchased for $62 million the remaining 50 percent interest we did not previously own in PBL. Subsequent to the purchase we prepaid $50 million in joint venture debt and incurred a $4 million prepayment penalty.

In 2007, significant items affecting income from continuing operations included:

•	In connection with our transformation plan, we recognized a $2.053 billion gain on sale of our strategic timberland, and we incurred $109 million in expenses primarily related to early repayment of debt, change of control agreements and other employee payments, and legal and advisory services.

•	We experienced higher prices for our corrugated packaging products; however, we experienced lower prices and volumes for most of our building products.

•	While we continue to see the benefit in our manufacturing operations from our initiatives to lower costs, improve asset utilization, and increase operating efficiencies, the higher cost of recycled fiber used at our containerboard mills offset some of the benefits.

•	We recognized $120 million in charges, including $64 million as a result of the decision to cease production permanently at our Mt. Jewett particleboard facility and $56 million for the settlement of antitrust and other litigation.

In 2006, significant items affecting income from continuing operations included:

•	We continued to see benefits in our manufacturing operations from our initiatives to lower costs, improve asset utilization, and increase operating efficiencies.

•	We experienced improved markets for our corrugated packaging and building products, principally gypsum wallboard and particleboard. We acquired our partner’s 50 percent interest in Standard Gypsum LP in January.

•	Charges related to facility closures and environmental remediation at a paper mill site totaled $12 million.

•	We realized one-time cash gains of $89 million related to the settlement of tax litigation and $42 million related to the Softwood Lumber Agreement entered into between the U.S. and Canada.

Business Segments

We manage our operations through two business segments: corrugated packaging and building products. Timber and timberland is no longer an active segment as a result of the sale of our timberlands in fourth quarter 2007. The financial results of the spun-off entities, Forestar and Guaranty, are presented as discontinued operations.

Our operations are affected to varying degrees by supply and demand factors and economic conditions including changes in nondurable goods production, new housing starts, home repair and remodeling activities, and the strength of the U.S. dollar. Given the commodity nature of our manufactured products, we have little control over market pricing or market demand.

Corrugated Packaging

We manufacture linerboard and corrugating medium (collectively referred to as containerboard) that we convert into corrugated packaging. In July 2008, we purchased our partner’s 50 percent interest in PBL, a joint venture that manufactures containerboard and light-weight gypsum facing paper at a mill in Newport, Indiana. We have integrated the PBL operations into our corrugated packaging system. Late in 2008, we began producing white-top linerboard at the Newport mill. Our corrugated packaging segment revenues are principally derived from the sale of corrugated packaging products and, to a lesser degree, from the sale of containerboard and light-weight gypsum facing paper (collectively referred to as paperboard).

A summary of our corrugated packaging results follows:

	For the Year
	2008	2007	2006
	(Dollars in millions)

Revenues	$3,190	$3,044	$2,977
Costs and expenses	(2,965)	(2,757)	(2,722)

Segment operating income	$225	$287	$255

Segment ROI	11.3%	14.3%	12.5%

Corrugated packaging results would not have been materially different from those reported assuming the purchase of PBL had occurred at the beginning of 2008.

Fluctuations in product pricing (which includes freight and is net of discounts) and shipments follow:

	Year over Year
	Increase (Decrease)
	2008	2007	2006

Corrugated packaging
Average prices	4%	3%	6%
Shipments, average week(a)	(2)%	(1)%	(2)%
Industry shipments, average week(b)	(4)%	(2)%	1%
Paperboard
Average prices	1%	5%	22%
Shipments, in thousand tons(c)	166	(7)	46

(a)	Excluding the impact of the sale of Performance Sheets in August 2006, our shipments were up one percent in 2007.

(b)	Source: Fibre Box Association

(c)	The increase in 2008 includes 43,000 tons of light-weight gypsum facing paper and 25,000 tons of containerboard shipped by PBL since its purchase in July 2008.

In 2008, corrugated packaging prices were up as a result of price increases implemented in 2007 and mid-2008, however current economic conditions had a negative impact on our shipments. In 2007, corrugated packaging prices and paperboard prices moved higher as a result of price increases implemented in 2006 and 2007. In 2006, corrugated packaging and paperboard prices moved higher reflecting price increases implemented in late 2005 and in 2006.

Paperboard shipments to third parties in 2008 increased due to the acquisition of PBL. Shipments in 2007 were slightly lower than in 2006 and shipments increased in 2006 due to increased mill production.

Costs and expenses were up eight percent in 2008 compared with 2007, up one percent in 2007 compared with 2006, and up one percent in 2006 compared with 2005. In 2008, the increased costs were primarily the result of higher prices for recycled fiber, energy, chemicals, freight, and the inclusion of PBL since its purchase in July 2008. In 2007, higher raw material costs were partially offset by lower pension and postretirement costs, $8 million in business interruption and other insurance proceeds primarily related to an equipment outage and other operational issues at our mills that occurred in 2006, and cost reductions attributable to the sale of Performance Sheets. Increased mill reliability and efficiency resulted in lower maintenance costs and improved raw material yield and energy usage. In 2006, higher wood fiber and freight costs were partially offset by lower recycled fiber, energy, and healthcare costs.

Fluctuations in our significant cost and expense components included:

	Year over Year
	Increase (Decrease)
	2008	2007	2006
	(In millions)

Wood fiber	$5	$8	$16
Recycled fiber	15	77	(9)
Energy, principally natural gas	61	(1)	(8)
Freight	29	(3)	32
Depreciation	4	(11)	(7)
Health care	(1)	(1)	(3)
Pension and postretirement	—	(12)	(2)

The costs of our wood and recycled fiber, energy, and freight fluctuate based on the market prices we pay for these commodities. It is likely that these costs will continue to fluctuate in 2009. The decrease in depreciation in 2007 was principally due to the continued use of fully depreciated assets and the sale of Performance Sheets in August 2006.

Information about our converting facilities and mills follows:

	For the Year
	2008	2007	2006

Number of converting facilities (at year-end)	63	64	64
Corrugated packaging shipments, in million tons	3.3	3.4	3.4
Paperboard production, in million tons	3.7	3.6	3.6
Percent containerboard production used internally	87%	92%	91%
Percent of total fiber requirements sourced from recycled fiber	42%	36%	34%

As a part of our continuing efforts to lower cost and improve operating efficiencies and asset utilization, in fourth quarter 2008 we closed our Rome, Georgia converting facility. Impairment charges and employee related costs totaling $2 million are not included in segment results.

In third quarter 2008, we lost production of 38,000 tons of containerboard due to hurricanes Gustav and Ike. In addition, in fourth quarter 2008 we reduced our containerboard production by 108,000 tons to match our production to demand.

Building Products

We manufacture lumber, gypsum wallboard, particleboard, medium density fiberboard (MDF), and fiberboard. Our building products segment revenues are principally derived from sales of these products. We also own a 50 percent interest in Del-Tin Fiber LLC, a joint venture that produces MDF at a facility in El Dorado, Arkansas.

A summary of our building products results follows:

	For the Year
	2008	2007	2006
	(Dollars in millions)

Revenues	$694	$806	$1,119
Costs and expenses	(734)	(798)	(898)

Segment operating income (loss)	$(40)	$8	$221

Segment ROI	(7.1)%	1.4%	37.7%

Fluctuations in product pricing (which includes freight and is net of discounts) and shipments follow:

	Year over Year
	Increase (Decrease)
	2008	2007	2006

Lumber:
Average prices	1%	(13)%	(16)%
Shipments	(8)%	1%	7%
Gypsum wallboard:
Average prices	(18)%	(27)%	26%
Shipments	(28)%	(26)%	132%
Particleboard:
Average prices	4%	2%	15%
Shipments	(7)%	(17)%	(5)%
MDF:
Average prices	12%	1%	5%
Shipments	4%	(5)%	(30)%

While pricing was up for lumber, particleboard and MDF compared with 2007, demand for most products was down due to challenging market conditions in the housing industry. We expect this trend to continue in 2009.

Segment results also includes our share of income from our MDF joint venture of $1 million in 2008, $1 million in 2007, and $3 million in 2006. The operating results from the joint venture generally fluctuate in relation to the price and shipment changes noted above for MDF.

Costs and expenses were down eight percent in 2008 compared with 2007, down 11 percent in 2007 compared with 2006, and up 16 percent in 2006 compared with 2005. The lower costs in 2008 are primarily attributable to curtailment of production to match demand for our products and headcount reductions. We incurred severance charges of $3 million in 2008 related to headcount reductions. The lower costs in 2007 were primarily driven by lower volumes. The increase in cost in 2006 is primarily attributable to the acquisition of Standard Gypsum LP in January 2006, partially offset by lower wood fiber costs and cost reductions attributable to the sale of our Pembroke MDF facility in June 2005.

Fluctuations in our significant cost and expense components included:

	Year over Year
	Increase (Decrease)
	2008	2007	2006
	(In millions)

Wood fiber	$(43)	$(32)	$(12)
Energy, principally natural gas	(6)	(21)	16
Freight	(6)	(12)	26
Chemicals	12	(5)	(1)
Depreciation	3	1	9
Health care	(2)	1	(1)
Pension and postretirement	1	1	(3)

The cost of our fiber, energy, freight, and chemicals fluctuates based on usage and the market prices we pay for these commodities. It is likely that these costs will continue to fluctuate in 2009.

Information about our converting and manufacturing facilities follows:

	For the Year
	2008	2007	2006

Number of converting and manufacturing facilities (at year-end)	16	16	17
Operating rates for:
Lumber	76%	91%	91%
Gypsum wallboard	51%	70%	95%
Particleboard	67%	72%	70%
MDF	97%	102%	33%

Markets for our building products continue to be challenging. The lower operating rates resulted from the curtailment of production to match demand for our products and, to a lesser extent, lost production due to hurricanes Gustav and Ike. In December 2008, we permanently ceased production of hardboard siding at our fiberboard operations, incurring impairment charges and employee related costs totaling $7 million, which are not included in segment results. In December 2007, we permanently ceased production at our Mt. Jewett particleboard plant.

Timber and Timberland

Timber and timberland, which managed our timber resources, is no longer an active segment as a result of the sale of timber and timberland in October 2007.

A summary of our timber and timberland results prior to the sale follows:

	For the Year
	2007(a)	2006
	(Dollars in millions)

Revenues	$76	$89
Costs and expenses	(11)	(26)

Segment operating income	$65	$63

Segment ROI	20.4%	19.5%

(a)	Ten months of operating results.

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

Information about our timber harvest follows:

	For the Year
	2007(a)	2006
	(In million tons)

Sawtimber	2.1	2.6
Pulpwood	2.9	3.4

	5.0	6.0

(a)	Ten months of operating results.

Items Not Included in Segments

Items not included in segments are income and expenses that are managed on a company-wide basis and include corporate general and administrative expense, share-based compensation, other operating and non-operating income (expense), and interest income and expense.

The $24 million decrease in general and administrative expense in 2008 was principally due to our cost reduction efforts (including headcount reductions of 27 percent in business support) and a decrease in incentive compensation. The $7 million decrease in 2007 was primarily related to a decrease in incentive compensation. Incentive compensation fluctuates based on changes in ROI.

Our share-based compensation fluctuates because a significant portion of our share-based awards are cash settled and are affected by changes in the market price of our common stock. The $36 million decrease in share-based compensation in 2008 was principally due to the decrease in the market price of our common stock. Assuming no change to our year-end 2008 share price, it is likely that share-based compensation expense for 2009 will be about $16 million. For each $1 change in the market price of our common stock, our share-based compensation changes about $3 million.

Other operating income (expense) not included in business segments consists of:

	For the Year
	2008	2007	2006
	(In millions)

Transformation costs	$(20)	$(69)	$—
Closure and sale of converting and production facilities and sale of non-strategic assets	(9)	(55)	(4)
Litigation	5	(56)	(6)
Environmental remediation	—	(9)	(8)
Softwood Lumber Agreement	—	—	42
Hurricane related insurance proceeds	—	—	2
Other charges	(5)	1	—

	$(29)	$(188)	$26

We continue our efforts to enhance return on investment by lowering costs, improving operating efficiencies, and increasing asset utilization. As a result, we continue to review operations that are unable to meet return objectives and determine appropriate courses of action, including possibly consolidating and closing facilities and selling under-performing assets. In December 2008, we closed our Rome, Georgia box plant and permanently ceased production of hardboard siding at our fiberboard plant in Diboll, Texas. These actions resulted in impairment charges and employee related costs totaling $9 million. In 2007, we permanently ceased production at our particleboard plant in Mt. Jewett, Pennsylvania and recognized a $64 million charge, primarily related to the present value of remaining lease payments under our long-term operating lease of the plant and impairment of the related equipment.

Also, in 2008, we settled and paid our one remaining state court claim related to alleged civil violations of Section 1 of the Sherman Act for $5 million, which had been fully reserved. In 2007, we resolved most of the remaining claims regarding alleged violations of Section 1 of the Sherman Act and recognized a charge of $46 million. All matters related to these alleged violations have been resolved. We recognized $10 million in litigation expense in 2007 related to alleged violations of the State of California’s on duty meal break laws. We settled three meal break cases in 2007, one in 2008, and one remaining case in January 2009, all within established reserves.

In 2006, the U.S. and Canada entered into the Softwood Lumber Agreement, which provided for the refund to domestic lumber producers of a portion of duties previously collected by the U.S. government. Our portion of this refund received in 2006 was $42 million.

Other non-operating income (expense) includes a $4 million charge related to early repayment of $50 million in debt related to the PBL joint venture in 2008, $40 million of expenses associated with the early repayment of debt in 2007 and a gain of $89 million related to the settlement of tax litigation in 2006.

Net interest income on financial assets and nonrecourse financial liabilities of special purpose entities relates to the activities of the special purpose entities created to effect the sale of our timberland in October 2007 and their subsequent nonrecourse borrowings in December 2007. Please read Financial Assets and Nonrecourse Financial Liabilities of Special Purpose Entities.

The decrease in interest expense in 2008 was primarily related to the December 2007 early retirement of $286 million of 6.75 percent Notes and $213 million of 7.875 percent Senior Notes. The change in interest expense in 2007 was due to lower average levels of debt outstanding compared with 2006. At year-end 2008, we had $0.8 billion of debt with fixed interest rates that averaged 7.16 percent and $0.4 billion of debt with variable interest rates that averaged 2.57 percent. This compares with $0.9 billion of debt with fixed interest rates that averaged 7.08 percent at year-end 2007.

Income Taxes

We do not have a meaningful effective tax rate in 2008 because of a loss from continuing operations before taxes and the impact of, state income taxes, nondeductible items, and taxes on unremitted foreign income. Our effective tax rate, which is income tax expense as a percentage of income from continuing operations before taxes was 39 percent in 2007 and 26 percent in 2006. These rates reflect in 2007, non-deductible transformation related expenses, one-time tax benefit of $3 million related to changes to the State of Texas margin tax and a $4 million benefit from the resolution of state tax matters; and in 2006, one-time benefits resulting from settlement of tax litigation with the U.S. Government and the new State of Texas margin tax.

Our anticipated 2009 effective tax rate compared to the statutory rate may be significantly impacted by state income taxes, non-deductible items, and taxes on unremitted foreign income.

Discontinued Operations

On December 28, 2007, we spun off to our shareholders, in tax free distributions, our real estate and financial services segments, including certain real estate and minerals activities in our timber and timberland segment.

As a result, we report the results of operations of these segments as discontinued operations. Expenses allocated to these discontinued operations included interest expense of $7 million in 2007 and $4 million in 2006, and share-based compensation expense of $7 million in 2007 and $8 million in 2006.

In addition, on August 31, 2007 we sold the chemical operations acquired in the Gaylord acquisition. We received cash proceeds of $1 million and recognized a pre-tax loss of $6 million on the sale.

A summary of earnings from our discontinued operations follows:

	For the Year
	2007	2006
	(In millions)

Real estate income before taxes	$41	$83
Financial services income before taxes	138	204
Chemical operations and other(a)	(13)	(2)

Income from discontinued operations before taxes	166	285
Income tax expense	(63)	(104)

Discontinued operations	$103	$181

(a)	2007 includes a $6 million charge for environmental remediation.

Average Shares Outstanding

Average shares outstanding increased in 2008 due to exercise of share-based awards and decreased in 2007 and 2006 due to share repurchases in 2006. Average diluted shares outstanding decreased in 2008, 2007 and 2006 due to the decrease in the dilutive effect of stock options as a result of our lower share price in 2008 and share repurchases in 2006.

Capital Resources and Liquidity

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

	For the Year
	2008	2007	2006
	(In millions)

Cash received from:
Operations (including payments related to our 2007 transformation plan of $50 million in 2008 and $23 million in 2007)	$222 (a)	$25 (a)	$633 (a)
Working capital (including payments related to our 2007 transformation plan of $297 million in 2008)	(404)	271	16
Tax litigation settlement, net	—	—	89
Softwood Lumber Agreement payments	—	—	42

Cash received from (used for) operations	(182)	296	780
Nonrecourse borrowing secured by financial assets of special purpose entities (net of costs of $4 million)	—	2,136	—
Borrowings, net	286	—	40
Exercise of options and related tax benefits	—	35	57
Other	4	36	64

Total sources	108	2,503	941

Cash used to:
Reduce borrowings, net (including a payment of a $38 million debt tender premium in 2007)	—	(780)	—
Return to shareholders through:
Dividends	(43)	(1,212)	(108)
Repurchase of common stock	—	(24)	(318)
Reinvest in the business through:
Capital expenditures	(164)	(237)	(204)
Acquisition of PBL in 2008 and Standard Gypsum in 2006, net of cash acquired	(57)	—	(144)
Joint ventures and other	(30)	(21)	(5)

Total uses	(294)	(2,274)	(779)

Discontinued operations, net	—	(32)	(132)

Change in cash and cash equivalents	$(186)	$197	$30

(a)	Includes voluntary, discretionary contributions to our defined benefit plan of $30 million in 2008, $60 million in 2007, and $60 million in 2006.

Over the last three years operating cash flows have been adversely affected by worsening conditions in the housing markets and most recently by the weakness in the national economy. In addition, payments related to our 2007 transformation plan totaled $347 million in 2008 and $23 million in 2007. At year-end 2008, all transformation related payments have been made.

We issued 77,736 net shares of common stock in 2008; 1,009,246 net shares of common stock in 2007; and 1,736,335 net shares of common stock in 2006 to employees exercising options.

We paid cash dividends to shareholders of $0.40 per share in 2008, $11.37 per share in 2007 including a special dividend of $10.25 per share, and $1.00 per share in 2006. On February 6, 2009, our Board of Directors declared a regular quarterly dividend of $0.10 per share payable on March 13, 2009.

In 2006 and 2007, our Board of Directors approved repurchase programs aggregating 11.0 million shares. As of year-end 2008, we had repurchased 4.4 million shares under these programs. In 2008 and 2007, we initiated no share purchases, but in 2007 we settled $24 million of share purchases that were initiated in fourth quarter 2006. At year-end 2008, there are 6.6 million shares remaining under current repurchase authorizations.

Capital expenditures were $164 million, or 80 percent of depreciation and amortization in 2008, most of which were related to initiatives to increase efficiency in our corrugated packaging operations. Capital expenditures and timberland reforestation were 111 percent of depreciation and amortization in 2007 and 91 percent in 2006. Capital expenditures are expected to approximate $120 million in 2009, or about 59 percent of expected 2009 depreciation and amortization. The expected reduction of capital expenditures in 2009 is partially the result of the completion of our strategic initiative to increase efficiencies in our corrugated packaging operations.

In 2008, our net borrowings increased principally as the result of payments made related to the completion of our 2007 transformation plan and the purchase of our partner’s 50 percent interest in the PBL joint venture for $62 million. The joint venture had $50 million in debt, of which $25 million was related to the purchased interest. We had previously guaranteed the entire $50 million in joint venture debt. In 2007, we reduced net borrowings principally with proceeds from the transactions related to our transformation plan. In 2006, our net borrowings increased principally as a result of the purchase of our partner’s 50 percent interest in the Standard Gypsum joint venture. Following the purchase, we paid off $56 million of the venture’s long-term debt, of which $28 million was related to the purchased interest.

Liquidity and Contractual Obligations

Credit Agreements

Our sources of short-term funding are our operating cash flows and borrowings under our credit agreements and accounts receivable securitization facility. At year-end 2008, we had $715 million in unused borrowing capacity under our committed credit agreements and accounts receivable securitization facility.

		Accounts
	Committed	Receivable
	Credit	Securitization
	Agreements	Facility	Total
	(In millions)

Committed	$835	$250	$1,085
Less: borrowings and commitments	(180)	(190)	(370)

Unused borrowing capacity at year-end 2008	$655	$60	$715

Our committed credit agreements include a $750 million revolving credit facility that expires in 2011. Of the remaining $85 million, $60 million expires in 2009 pursuant to agreements that do not require outstanding borrowings to be repaid until 2011. The remaining $25 million expires in 2010.

Our accounts receivable securitization facility expires in 2010. Under this facility, a wholly-owned, bankruptcy-remote subsidiary purchases, on an on-going basis, substantially all of our trade receivables. As we need funds, the subsidiary draws under its revolving credit agreement, pledges the trade receivables as collateral, and remits the proceeds to us. In the event of liquidation of the subsidiary, its creditors would be entitled to satisfy their claims from the subsidiary’s pledged receivables prior to distributions back to us. We include this subsidiary in our consolidated financial statements. At year-end 2008, the subsidiary owned $306 million in net trade receivables. The borrowing base, which is determined by the level of our trade receivables, may be below the maximum committed amount of the facility in periods when the balance of our trade receivables is low.

Our debt agreements, accounts receivable securitization facility, and credit agreements contain terms, conditions, and financial covenants customary for such agreements including minimum levels of interest coverage and limitations on leverage. At year-end 2008, we had complied with the terms, conditions, and financial covenants of these agreements. We do not currently anticipate any change in circumstances that would impair our ability to continue to comply with these covenants. None of our credit agreements or the accounts receivable securitization facility are restricted as to availability based on the ratings of our long-term debt. Under the terms of our Senior Notes due 2016 and Senior Notes due 2018, the interest rate on the notes automatically adjusts if our long-term debt rating is decreased below investment grade by Moody’s Investor Services, Inc. (Moody’s) or Standard and Poor’s Rating Services, a division of McGraw-Hill, Inc. (S&P). Our long-term debt is currently rated BBB- by S&P and Ba1 by Moody’s. While we do not currently anticipate a change in our long-term debt ratings, if the ratings were lowered, our interest expense would increase modestly as a result of the interest rate adjustments described above.

We believe the amount available under our credit facilities along with our existing cash and cash equivalents and expected cash flows from operations will provide us sufficient funds to meet our operating needs for the foreseeable future. In light of the current conditions in financial markets, we closely monitor the banks in our credit facilities. To date, we have experienced no difficulty in borrowing under these facilities and have not received any indications that any of the participating banks would not be able to honor their commitments under these facilities.

Contractual Obligations

At year-end 2008 our contractual obligations consist of:

	Payments Due or Expiring by Year
	Total	2009	2010-11	2012-13	Thereafter
	(In millions)

Long-term debt (including current maturities)(a)	$1,192	$33	$354	$293	$512
Nonrecourse financial liabilities of special purposes entities(a)	2,140	—	—	—	2,140
Less, related financial assets of special purpose entities(a)	(2,140)	—	—	—	(2,140)
Principal portion of capital lease obligations(a)	188	—	—	—	188
Less, related municipal bonds we own(a)	(188)	—	—	—	(188)
Contractual interest payments on fixed-rate, long-term debt and capital lease obligations, net of interest on related municipal bonds we own	364	59	115	79	111
Operating leases(b)	215	43	63	39	70
Purchase obligations	1,617	195	289	218	915
Other long-term liabilities(a)	13	4	5	1	3

	$3,401	$334	$826	$630	$1,611

(a)	Items included on our balance sheet.

(b)	The present value of future operating lease payments of $57 million is included on our balance sheet.

Our contractual obligations due in 2009 will likely be repaid from our operating cash flow or from our unused borrowing capacity.

In 2007, we received $2.38 billion in notes from the sale of timberland, which we contributed to two wholly-owned, bankruptcy-remote special purpose entities. The notes are secured by irrevocable letters of credit and are due in 2027. The special purpose entities pledged the notes and irrevocable letters of credit to secure $2.14 billion nonrecourse loans payable in 2027. In the event of liquidation of the special purpose entities, these creditors would be entitled to satisfy their claims from the pledged notes and irrevocable letters of credit prior to distributions back to us. Please read Financial Assets and Nonrecourse Financial Obligations of Special Purpose Entities.

In the 1990s, we entered into two sale-lease back transactions of production facilities with municipalities. We entered into these transactions to mitigate property and similar taxes associated with these facilities. The municipalities purchased these facilities from us for $188 million, our carrying value, and we leased the facilities back from the municipalities under capital lease agreements, which expire in 2022 and 2025. Concurrently, we purchased $188 million of interest-bearing bonds issued by these municipalities. The bond terms are identical to the lease terms, are secured by payments under the capital lease obligations, and the municipalities are obligated only to the extent the underlying lease payments are made by us. The interest rate implicit in the leases is the same as the interest rate on the bonds. As a result, the present value of the capital lease obligations is $188 million, the same as the principal amount of the bonds. Since there is no legal right of offset, the $188 million of bonds are included in other assets and the $188 million present value of the capital lease obligations are included in other long-term liabilities. There is no net effect from these transactions as we are in substance both the obligor on, and the holder of, the bonds.

Operating leases represent pre-tax obligations and include $135 million for the lease of particleboard and MDF facilities in Mt. Jewett, Pennsylvania, which expire in 2019. In 2007, we recorded an impairment charge related to the particleboard facility long-term operating lease. This charge did not affect our continuing obligations under the lease, including paying rent and maintaining the equipment. The present value of the future payments is included on our balance sheet, of which $7 million is included in current liabilities and $50 million in other long-term liabilities at year-end 2008. The rest of our operating lease obligations are for facilities and equipment.

Purchase obligations are market priced obligations principally for pulpwood, timber, and gypsum used in our manufacturing and converting processes and to a lesser extent for major committed capital expenditures. The purchase obligations are valued at year-end 2008 market prices; however, our actual future purchases will be at the then current market prices. Purchase obligations include $1.3 billion related to a pulpwood supply agreement that expires in 2026 and a sawtimber supply agreement that expires in 2018 both of which can be extended. These supply agreements were entered into in conjunction with the 2007 sale of our timberlands.

We have other long-term liabilities, principally liabilities for pension and postretirement benefits, unrecognized tax benefits, and deferred income taxes that are not included in the table because they do not have scheduled maturities. Please read Pension, Postretirement Medical and Health Care Matters.

At year-end 2008, our net deferred income tax liability was $684 million, including $281 million of alternative minimum tax credits related to the 2007 sale of our timberland. We do not expect any significant changes in our deferred tax liability in 2009. Our cash tax rate is impacted by utilization of our alternative minimum tax credits.

At year-end 2008, we do not have any outstanding derivative instruments. Our interest rate derivative instruments that were outstanding at year-end 2007 expired in 2008.

Financial Assets and Nonrecourse Financial Liabilities of Special Purpose Entities

We sold our strategic timberland on October 31, 2007 for $2.38 billion. The total consideration consisted almost entirely of notes due in 2027 issued by the buyer of the timberland. The notes are secured by $2.38 billion of irrevocable standby letters of credit issued by four banks, which are required to maintain a credit rating on their long-term unsecured debt of at least A+ by S&P and A1 by Moody’s. The letters of credit are secured by the buyer’s long-term deposits with the banks of $2.38 billion of cash and cash equivalents.

On December 3, 2007, two wholly-owned, bankruptcy-remote subsidiaries formed by us borrowed $2.14 billion repayable in 2027 from a group of lenders affiliated with Citibank, N.A., and led by Citicorp North America, Inc., as agent, under substantially similar loan agreements. The loans are nonrecourse to us and are secured only by the $2.38 billion of notes and the letters of credit. The loan agreements provide that if a credit rating of any bank issuing letters of credit is downgraded below the required level, the letters of credit issued by that bank must be replaced within 30 days with letters of credit from another qualifying financial institution.

On December 19, 2008, S&P lowered its credit rating of one of the letter of credit banks, Dexia Credit Local, to A. To replace the letters of credit issued by Dexia, SunTrust Bank, at the request of the buyer of the timberland, issued substitute letters of credit totaling approximately $500 million on January 16, 2009 and replaced Dexia as a qualified letter of credit issuer in the transaction. In order to maintain a constant deposit margin equal to that paid by Dexia, we were required to pay $12 million to SunTrust. This payment will be amortized through 2027, the remaining life of the transaction, at a rate of less than $1 million per year.

Following this substitution, the four banks issuing letters of credit in the transaction are now: Barclays plc, Société Genéralé, and Sun Trust Bank, each of which has issued letters of credit totaling about $500 million, and The Royal Bank of Scotland plc, which has issued letters of credit totaling $865 million. Currently each of these banks meets the required minimum credit ratings. However, in light of current conditions in financial markets, there is no assurance that these credit ratings will be maintained.

If we were required to find a substitute letter of credit issuer because of a credit rating change and were unable to do so, it is possible that a portion of the deferred taxes from the gain on the sale of our timberlands would become currently payable. We currently have alternative minimum tax credits available to offset a substantial portion of any federal taxes that would become payable. The net payment required would vary depending on the bank involved, the portion of the transaction represented and amount of alternative minimum tax credits available, but would likely be in the range of $40 million to $75 million.

If there were a second failed substitution, it is possible that the remaining deferred taxes from the gain on the sale of our timberlands would become currently payable, less any remaining available alternative minimum tax credits. In addition, some or all of the difference between the purchase notes and the obligations under the loan agreements, approximately $240 million in total, would be available to pay any such taxes.

Off-Balance Sheet Arrangements

From time to time, we enter into off-balance sheet arrangements to facilitate our operating activities. At year-end 2008, our off-balance sheet unfunded arrangements, excluding contractual interest payments, operating leases, and purchase and other obligations included in the table of contractual obligations, consist of:

	Expiring by Year
	Total	2009	2010-11	2012-13	Thereafter
	(In millions)

Joint venture guarantees	$17	2	15	—	—
Performance bonds and recourse obligations	58	58	—	—	—

We participate in one joint venture that produces medium density fiberboard in El Dorado, Arkansas. Our partner in this venture is a publicly-held company unrelated to us. At year-end 2008, this venture had $29 million in long-term debt and $5 million of debt included in current maturities, along with various letters of credit. We guaranteed $17 million of the joint venture debt and letters of credit. Our joint venture partner also provided guarantees of the debt and letters of credit. Generally we would be called upon to fund the guarantees due to the lack of specific performance by the joint ventures, such as non-payment of debt.

Performance bonds and recourse obligations are comprised of $39 million of letters of credit to support workers compensation obligations, an $11 million letter of credit to support an operating lease obligation, and $8 million of letters of credits primarily to support environmental cleanup obligations.

Pension, Postretirement Medical and Health Care Matters

Our non-cash defined benefit pension expense in 2008 was $37 million and, in addition, we recognized $15 million of expense related to lump sum settlements of supplemental payments. We expect our 2009 non-cash defined benefit pension expense to be about $41 million.

In 2007, we made significant changes to our asset allocation to a more matched position between assets and liabilities in our qualified defined benefit plan. This action is expected to reduce the volatility of our defined benefit expense and our funding requirements. As a result, we have targeted 78 to 88 percent of our plan assets to be invested in debt securities that we believe have a duration that approximates our benefit obligation. The remaining plan assets are targeted to be invested in assets that provide market exposure to mitigate the effects of inflation, mortality and actuarial risks.

The funded status of our defined benefit plan was a liability of $177 million at year-end 2008 and $119 million at year-end 2007. The change was principally due to a lower than expected return on plan assets, partially offset by $30 million in voluntary, discretionary contributions we made in 2008. Unrecognized actuarial losses, which are included in accumulated other comprehensive income and principally represent the delayed recognition of changes in the discount rate and differences between expected and actual returns, were $228 million at year-end 2008 and $166 million at year-end 2007. These losses will be recognized over the average remaining service period of our current employees, which is about nine years. We expect about $10 million of these losses will be recognized in 2009, compared with $5 million recognized in 2008.

Our expected long-term rate of return on plan assets is 6.875 percent for both 2009 and 2008. The expected long-term rate of return on plan assets is an assumption we make reflecting the anticipated weighted average rate of earnings on the plan assets over the long-term. In selecting that rate particular consideration is given to our asset allocation that reflects our matched position between the assets and liabilities of our qualified defined benefit plan.

The discount rate we used to determine the present value of the benefit obligations at year-end 2008 was 6.11 percent. We determined this rate using the Citigroup Pension Discount Curve. Previously we used the December one-month average of the Moody’s AA corporate bond rate adjusted to reflect the effect of compounding. We believe that using a yield curve more accurately reflects changes in the present value of our defined benefit plan obligation because each year’s cash flow is discounted at a rate at which it could effectively be settled versus the use of a single index rate.

We have no minimum funding requirement under ERISA in 2009. Beginning in 2008, benefits earned under the supplemental defined benefit plan are paid upon retirement or when the employee terminates. In addition in 2008, we made lump-sum payments of $42 million to existing retirees who elected to receive a lump-sum settlement of supplemental benefits earned.

The funded status of our postretirement medical plans projected benefit obligation was a liability of $113 million at year-end 2008 and $137 million at year-end 2007. We expect our 2009 payments to participants in our postretirement medical plans to be about $11 million.

Please read Critical Accounting Estimates and Note 8 to the Consolidated Financial Statements.

About 24 percent of our employees participated in a consumer driven health plan in 2008 compared with 26 percent in 2007.

A summary of the cost of providing health benefits follows:

	For the Year
	2008	2007	2006
	(In millions)

Cost incurred by us	$65	$69	$67
Cost incurred by employees	31	31	30

	$96	$100	$97

Energy and the Effects of Inflation

Energy costs increased $55 million in 2008, decreased $22 million in 2007 and increased $8 million in 2006. The increase in 2008 is primarily attributable to the higher market prices. The decrease in 2007 is primarily attributable to reduced usage as a result of lower operating rates at several of our building products facilities. We continue to reduce our dependency on natural gas by utilizing biomass fuels. Our energy costs fluctuate based on the market prices we pay. We hedge very little of our energy needs. It is likely that these costs will continue to fluctuate in 2009.

Inflationary increases in compensation and certain input costs such as fiber, energy and freight have had a negative impact on our operating results. However, we have managed to offset a portion of the impact of inflation through increased productivity. Our fixed assets are carried at historical costs. If carried at current replacement costs, depreciation expense would have been significantly higher than what we reported.

Environmental Protection

Our operations are subject to federal, state, and local provisions regulating discharges into the environment and otherwise related to the protection of the environment. Compliance with these provisions requires us to invest substantial funds to modify facilities to assure compliance with applicable environmental regulations. Please read Business — Environmental Regulation.

Litigation Matters

We are involved in various legal proceedings that arise from time to time in the ordinary course of doing business. In our opinion, the possibility of a material loss from any of these proceedings is considered to be remote, and we do not expect that the effect of these proceedings will be material to our financial position, results of operations, or cash flow. It is possible, however, that charges related to these matters could be significant to results of operations or cash flows in any one accounting period. Please read Legal Proceedings.

Calculation of Non-GAAP Financial Measures

		Corrugated	Building	Timber and
	Consolidated	Packaging	Products	Timberland
	(Dollars in millions)

Year 2008
Return:
Segment operating income determined in accordance with GAAP	$185	$225	$(40)	$	N/A
Items not included in segments:
General and administrative expense	(76)	N/A	N/A		N/A
Share-based compensation	2	N/A	N/A		N/A

	$111	$225	$(40)	$	N/A

Investment:
Beginning of year total assets or segment assets determined in accordance with GAAP	$5,942	$2,301	$623	$	N/A
Adjustments:
Current liabilities (excluding current portion of long-term debt)	(887)	(311)	(63)		N/A
Financial assets of special purpose entities	(2,383)	N/A	N/A		N/A
Municipal bonds related to capital leases included in other assets	(188)	N/A	N/A		N/A

	$2,484	$1,990	$560	$	N/A

ROI	4.5%	11.3%	(7.1)%		N/A

Year 2007
Return:
Segment operating income determined in accordance with GAAP	$360	$287	$8		$65
Items not included in segments:
General and administrative expense	(100)	N/A	N/A		N/A
Share-based compensation	(34)	N/A	N/A		N/A

	$226	$287	$8		$65

Investment:
Beginning of year total assets or segment assets determined in accordance with GAAP	$20,474	$2,275	$638		$330
Adjustments:
Current liabilities (excluding current portion of long-term debt)	(550)	(271)	(76)		(11)
Assets of discontinued operations	(16,847)	N/A	N/A		N/A
Municipal bonds related to capital leases included in other assets	(188)	N/A	N/A		N/A

	$2,889	$2,004	$562		$319

ROI	7.8%	14.3%	1.4%		20.4%

Year 2006
Return:
Segment operating income determined in accordance with GAAP	$539	$255	$221		$63
Items not included in segments:
General and administrative expense	(107)	N/A	N/A		N/A
Share-based compensation	(38)	N/A	N/A		N/A

	$394	$255	$221		$63

Investment:
Beginning of year total assets or segment assets determined in accordance with GAAP	$21,630	$2,308	$456		$333
Adjustments:
Current liabilities (excluding current portion of long-term debt)	(476)	(269)	(66)		(10)
Assets of discontinued operations	(18,219)	N/A	N/A		N/A
Municipal bonds related to capital leases included in other assets	(188)	N/A	N/A		N/A
Acquisition of Standard Gypsum LP in January 2006	196	N/A	196		N/A

	$2,943	$2,039	$586		$323

ROI	13.4%	12.5%	37.7%		19.5%

Statistical and Other Data

Revenues and unit sales, excluding joint venture operations, follows:

	For the Year
	2008		2007	2006
	(Dollars in millions)

Revenues
Corrugated Packaging
Corrugated packaging		$2,975	$2,905	$2,841
Paperboard(a)(b)		215	139	136

		$3,190	$3,044	$2,977

Building Products
Pine lumber		$225	$244	$278
Particleboard		175	181	214
Gypsum wallboard		135	228	420
Medium density fiberboard		72	62	65
Fiberboard		41	52	72
Other		46	39	70

		$694	$806	$1,119

Timber and Timberland(c)
Fiber and other	$	N/A	$76	$89
Unit sales
Corrugated Packaging
Corrugated packaging, thousands of tons		3,303	3,351	3,371
Paperboard, thousands of tons(a)(b)		469	303	310

		3,772	3,654	3,681

Building Products
Pine lumber, million board feet		769	838	829
Particleboard, million square feet		472	506	609
Gypsum wallboard, million square feet		1,061	1,475	1,990
Medium density fiberboard, million square feet		140	135	142
Fiberboard, million square feet		213	288	362

(a)	Paperboard includes containerboard and light-weight gypsum facing paper.

(b)	Comparisons of revenue and unit sales of paperboard are affected by the July 25, 2008 purchase of our partner’s interest in Premier Boxboard Limited LLC. The effects on revenues and unit sales for the periods presented are not material.

(c)	We no longer have a timber and timberlands segment as a result of the fourth quarter 2007 sale of our timberlands.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our interest rate risk is primarily due to our variable-rate, long-term debt and to the financial assets and nonrecourse financial liabilities of special purpose entities. This risk is the result of changes in interest rates and also the use of different base rates and the timing of the quarterly interest rate resets on the financial assets and nonrecourse financial liabilities of special purpose entities. This risk could be volatile in light of current conditions in the financial markets and the erratic movements of LIBOR.

Our variable-rate debt was $351 million at year-end 2008 and $1 million at year-end 2007. A one percent change in interest rates on our variable-rate debt would change our annual interest expense by $3 million.

Our $2.47 billion of financial assets of special purpose entities require quarterly interest payments based on variable rates referenced to LIBOR that reset quarterly. A one percent change in interest rates on these financial assets will change our annual interest income by $24 million.

Our $2.14 billion of nonrecourse financial liabilities of special purpose entities require quarterly interest payments based on variable interest rates. The interest rates on these liabilities reflect the lenders’ pooled commercial paper issuance rates and reset daily. A one percent change in interest rates on these liabilities will change our annual interest expense by $22 million.

The following table illustrates the estimated effect on our pre-tax income of immediate, parallel, and sustained shifts in interest rates for the next 12 months at year-end 2008 on our variable-rate debt and our net financial assets and nonrecourse financial liabilities of special purpose entities, with comparative year-end 2007 information. These estimates assume that debt reductions from contractual payments will be replaced with short-term, variable-rate debt; however, that may not be the financing alternative we choose to follow.

	Increase (Decrease)
	Year-End 2008			Year-End 2007
		Special			Special
Change in	Variable	Purpose		Variable	Purpose
Interest Rates	Rate Debt	Entities - Net	Total	Rate Debt	Entities - Net	Total
			(In millions)

+2%	$(7)	$5	$(2)	$(1)	$5	$4
+1%	(3)	2	(1)	—	2	2
−1%	3	(2)	1	—	(2)	(2)
−2%	7	(5)	2	1	(5)	(4)

Foreign Currency Risk

We do not have significant exposure to foreign currency fluctuations on our financial instruments because most of these instruments are denominated in U.S. dollars.

Commodity Price Risk

From time to time we use commodity derivative instruments to mitigate our exposure to changes in product pricing and manufacturing costs. These instruments cover a small portion of our volume. Considering the fair value of these instruments at year-end 2008, we believe the potential loss in fair value resulting from a hypothetical ten percent change in the underlying commodity prices would not be significant.

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

Management conducted the required assessment of the effectiveness of our internal control over financial reporting as of year end, January 3, 2009. Based upon this assessment, management believes that our internal control over financial reporting is effective as of January 3, 2009.

Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this Form 10-K, has also audited our internal control over financial reporting. Their attestation report follows this report of management.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Temple-Inland Inc.:

We have audited internal control over financial reporting as of January 3, 2009 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Temple-Inland Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Temple-Inland Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 3, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Temple-Inland Inc. and subsidiaries as of January 3, 2009 and December 29, 2007 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended January 3, 2009 and our report dated February 20, 2009 expressed an unqualified opinion thereon.

Ernst & Young LLP

Austin, Texas
February 20, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Temple-Inland Inc.:

We have audited the accompanying consolidated balance sheets of Temple-Inland Inc. and subsidiaries as of January 3, 2009, and December 29, 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended January 3, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Temple-Inland Inc. and subsidiaries at January 3, 2009 and December 29, 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 3, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the Consolidated Financial Statements, in 2007, the Company changed the measurement date for measuring the funded status of defined pension and other postretirement benefit plans. Additionally, during 2007 the Company changed its method of accounting for and disclosure of uncertainties associated with certain aspects of measurement and recognition of income taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Temple-Inland Inc.’s internal control over financial reporting as of January 3, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2009 expressed an unqualified opinion thereon.

Ernst & Young LLP

Austin, Texas
February 20, 2009

TEMPLE-INLAND INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	At Year-End
	2008	2007
	(In millions)

ASSETS
Current Assets
Cash and cash equivalents	$41	$227
Trade receivables, net of allowance for doubtful accounts of $14 in 2008 and 2007	407	433
Inventories:
Work in process and finished goods	104	116
Raw materials	217	224
Supplies and other	137	121

Total inventories	458	461
Deferred tax asset	66	99
Income taxes receivable	57	—
Prepaid expenses and other	44	57

Total current assets	1,073	1,277
Property and Equipment
Land and buildings	671	641
Machinery and equipment	3,577	3,423
Construction in progress	36	120
Less allowances for depreciation	(2,620)	(2,552)

Total property and equipment	1,664	1,632
Financial Assets of Special Purpose Entities	2,474	2,383
Goodwill	394	365
Other Assets	264	285

TOTAL ASSETS	$5,869	$5,942

LIABILITIES
Current Liabilities
Accounts payable	$162	$244
Accrued employee compensation and benefits	84	108
Accrued interest	30	31
Accrued property taxes	12	11
Accrued income taxes	—	258
Other accrued expenses	140	173
Current portion of long-term debt	1	3
Current portion of pension and postretirement benefits	17	62

Total current liabilities	446	890
Long-Term Debt	1,191	852
Nonrecourse Financial Liabilities of Special Purpose Entities	2,140	2,140
Deferred Tax Liability	750	762
Liability for Pension Benefits	172	71
Liability for Postretirement Benefits	101	123
Other Long-Term Liabilities	292	324

TOTAL LIABILITIES	5,092	5,162

NONCONTROLLING INTEREST OF SPECIAL PURPOSE ENTITIES	91	—

SHAREHOLDERS’ EQUITY
Preferred stock — par value $1 per share: authorized 25,000,000 shares; none issued	—	—
Common stock — par value $1 per share: authorized 200,000,000 shares; issued 123,605,344 shares in 2008 and 2007, including shares held in the treasury	124	124
Additional paid-in capital	461	475
Accumulated other comprehensive loss	(189)	(139)
Retained earnings	936	987
Cost of shares held in the treasury: 17,098,808 shares in 2008 and 17,464,189 shares in 2007	(646)	(667)

TOTAL SHAREHOLDERS’ EQUITY	686	780

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,869	$5,942

Please read the notes to consolidated financial statements.

TEMPLE-INLAND INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Year
	2008	2007	2006
	(In millions)

NET REVENUES	$3,884	$3,926	$4,185

COSTS AND EXPENSES
Cost of sales	(3,533)	(3,390)	(3,476)
Selling	(113)	(112)	(107)
General and administrative	(128)	(197)	(214)
Gain on sale of timberland	—	2,053	—
Other operating income (expense)	(28)	(189)	32

	(3,802)	(1,835)	(3,765)

OPERATING INCOME	82	2,091	420
Other non-operating income (expense)	—	(35)	93
Interest income on financial assets of special purpose entities	80	19	—
Interest expense on nonrecourse financial liabilities of special purpose entities	(82)	(9)	—
Interest expense on debt	(81)	(111)	(123)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	(1)	1,955	390
Income tax expense	(7)	(753)	(103)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(8)	1,202	287
Discontinued operations	—	103	181

NET INCOME (LOSS)	$(8)	$1,305	$468

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	106.7	106.0	108.8
Diluted	107.4	108.1	110.8
EARNINGS PER SHARE
Basic:
Income (loss) from continuing operations	$(0.08)	$11.33	$2.64
Discontinued operations	—	0.98	1.66

Net income (loss)	$(0.08)	$12.31	$4.30

Diluted:
Income (loss) from continuing operations	$(0.08)	$11.12	$2.59
Discontinued operations	—	0.96	1.63

Net income (loss)	$(0.08)	$12.08	$4.22

Please read the notes to consolidated financial statements.

TEMPLE-INLAND INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year
	2008	2007	2006
	(In millions)

CASH PROVIDED BY (USED FOR) OPERATIONS
Net income	$(8)	$1,305	$468
Adjustments:
Depreciation and amortization	206	214	225
Impairments	3	64	—
Non-cash share-based compensation	(2)	39	38
Non-cash pension and postretirement expense	60	44	56
Cash contribution to pension and postretirement plans	(93)	(80)	(76)
Deferred income taxes	55	435	34
Earnings of joint ventures	(7)	(5)	(11)
Dividends from joint ventures	12	8	12
Loss on early payment of debt	—	40	—
Gain on sale of timberland	—	(2,053)	—
Other	(4)	14	18
Changes in:
Receivables	27	19	(28)
Inventories	11	(30)	(10)
Accounts payable and accrued expenses	(395)	274	32
Prepaid expenses and other	(47)	8	22

	(182)	296	780

CASH PROVIDED BY (USED FOR) INVESTING
Capital expenditures	(164)	(225)	(187)
Reforestation and net acquisition of timber and timberland	—	(12)	(17)
Sale of timberland	—	(21)	—
Sales of non-strategic assets and operations and proceeds from sale of property and equipment	4	24	64
Acquisitions, net of cash acquired	(57)	—	(144)
Investment in joint ventures	(7)	(5)	(4)
Other	(3)	4	1

	(227)	(235)	(287)

CASH PROVIDED BY (USED FOR) FINANCING
Payments of debt	(64)	(567)	(47)
Borrowings under accounts receivable securitization facility, net	189	(163)	133
Borrowings under revolving credit facility, net	161	(12)	(56)
Change in book overdrafts	(17)	13	2
Fees associated with debt	—	(42)	—
Other additions to debt	—	—	10
Nonrecourse borrowings of special purpose entities	—	2,140	—
Cash dividends paid to shareholders	(43)	(1,212)	(108)
Repurchase of common stock	—	(24)	(318)
Exercise of stock options	1	20	47
Tax benefit of stock options exercised	(1)	15	10
Other	—	—	(4)

	226	168	(331)

CASH PROVIDED BY (USED FOR) DISCONTINUED OPERATIONS
Net cash provided by (used for) operating activities	—	(33)	255
Net cash provided by (used for) investing activities	—	(619)	1,056
Net cash provided by (used for) financing activities	—	620	(1,443)

	—	(32)	(132)

Effect of exchange rate changes on cash and cash equivalents	(3)	—	—
Net increase (decrease) in cash and cash equivalents	(186)	197	30
Cash and cash equivalents at beginning of year	227	30	—

Cash and cash equivalents at year-end	$41	$227	$30

Please read the notes to consolidated financial statements.

TEMPLE-INLAND INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Accumulated
		Additional	Other
	Common	Paid-In	Comprehensive	Retained	Treasury
	Stock	Capital	Income /(Loss)	Earnings	Stock	Total
	(In millions)

Balance at year-end 2005	$124	$445	$(189)	$2,141	$(441)	$2,080
Comprehensive income, net of tax:
Net income	—	—	—	468	—	468
Unrealized gains/(losses) on securities	—	—	(1)	—	—	(1)
Defined benefits	—	—	57	—	—	57
Foreign currency translation adjustment	—	—	(2)	—	—	(2)
Derivative financial instruments	—	—	1	—	—	1

Comprehensive income for the year 2006						523

Dividends paid on common stock — $1.00 per share	—	—	—	(108)	—	(108)
Share-based compensation, net of distributions — 10,289 shares	—	28	—	—	(1)	27
Exercise of stock options — 1,736,335 net shares	—	(15)	—	—	62	47
Tax benefit from exercise of stock options	—	10	—	—	—	10
Repurchase of common stock — 7,850,000 shares	—	—	—	—	(333)	(333)
Adoption of SFAS No. 158, net of tax	—	—	(57)	—	—	(57)

Balance at year-end 2006	$124	$468	$(191)	$2,501	$(713)	$2,189

Comprehensive income, net of tax:
Net income	—	—	—	1,305	—	1,305
Unrealized gains/(losses) on securities	—	—	(36)	—	—	(36)
Defined benefits	—	—	53	—	—	53
Foreign currency translation adjustment	—	—	—	—	—	—
Derivative financial instruments	—	—	—	—	—	—

Comprehensive income for the year 2007						1,322

Regular dividends paid on common stock — $1.12 per share	—	—	—	(118)	—	(118)
Special dividend paid on common stock — $10.25 per share	—	—	—	(1,094)	—	(1,094)
Share-based compensation, net of distributions — 281,472 shares	—	2	—	—	16	18
Exercise of stock options — 1,009,246 net shares	—	(10)	—	—	30	20
Tax benefit from exercise of stock options	—	15	—	—	—	15
Adoption of FASB Interpretation No. 48, net of tax	—	—	—	5	—	5
Adoption of measurement provisions of SFAS No. 158, net of tax	—	—	—	(5)	—	(5)
Spin-off of Forestar	—	—	—	(434)	—	(434)
Spin-off of Guaranty	—	—	35	(1,173)	—	(1,138)

Balance at year-end 2007	$124	$475	$(139)	$987	$(667)	$780

Comprehensive income, net of tax:
Net loss	—	—	—	(8)	—	(8)
Defined benefits	—	—	(36)	—	—	(36)
Foreign currency translation adjustment	—	—	(14)	—	—	(14)
Derivative financial instruments	—	—	—	—	—	—

Comprehensive income for the year 2008						(58)

Dividends paid on common stock — $0.40 per share	—	—	—	(43)	—	(43)
Share-based compensation, net of distributions — 287,645 shares	—	(10)	—	—	17	7
Exercise of stock options — 77,736 net shares	—	(3)	—	—	4	1
Tax benefit from exercise of stock options	—	(1)	—	—	—	(1)

Balance at year-end 2008	$124	$461	$(189)	$936	$(646)	$686

Please read the notes to consolidated financial statements.

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	Summary of Significant Accounting Policies

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

Our fiscal year ends on the Saturday closest to December 31, which from time to time means that a fiscal year will include 53 weeks instead of 52 weeks. Fiscal year 2008 had 53 weeks and fiscal years 2007 and 2006 had 52 weeks. Fiscal year 2008 ended January 3, 2009, fiscal year 2007 ended December 29, 2007, and fiscal year 2006 ended December 30, 2006.

We translate the balance sheets of our international operations where the functional currency is other than the U.S. dollar into U.S. dollars at year-end exchange rates. We include adjustments resulting from financial statement translation in other comprehensive income.

2007 Transformation

On December 28, 2007, we completed our transformation that was approved by our board of directors in February 2007. A summary of the significant elements of the transformation follows:

•	On October 31, 2007, we sold 1.55 million acres of timberland for $2.38 billion to an investment entity affiliated with The Campbell Group, LLC and recognized a pre-tax gain of $2.053 billion, which is included in other operating income. The total consideration consisted almost entirely of notes due in 2027, which are secured by irrevocable letters of credit issued by independent financial institutions. We also entered into a 20-year fiber supply agreement for pulpwood and a 12-year fiber supply agreement for sawtimber. Both agreements are at market prices, and are subject to extension.

•	We contributed the notes and irrevocable letters of credit received in connection with the sale of our timberlands to two wholly-owned, bankruptcy-remote special purpose entities. On December 3, 2007, the special purpose entities pledged the notes receivable from the sale of timberland as collateral for $2.14 billion nonrecourse loans payable 2027. The net cash proceeds, after alternative minimum and other taxes related to sale of the timberland and transaction costs, were $1.8 billion. We used $1.1 billion of the net cash proceeds to pay a $10.25 per share special cash dividend to our shareholders in December 2007. The remaining $700 million was used to reduce debt. We concluded that we were the primary beneficiary of these special purpose entities. As a result we include these special purpose entities in our consolidated financial statements.

•	On December 28, 2007, we completed the spin-off of our real estate segment, Forestar Group Inc. (Forestar), and our financial services segment, Guaranty Financial Group Inc. (Guaranty). These spin-offs reduced retained earnings by $1.6 billion. Our financial information has been reclassified to reflect Forestar and Guaranty as discontinued operations for all periods prior to the spin-offs. Please read Note 19 for additional information.

Allowance for Doubtful Accounts

We estimate future probable losses of our current trade receivables and establish an allowance for doubtful accounts based on our historical experience and any specific customer collections issues identified

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

during our evaluation. Our allowance for doubtful accounts was $14 million at year-end 2008 and 2007. The provision for doubtful accounts was $4 million in 2008, $3 million in 2007 and $3 million in 2006 and is included in selling expenses. Accounts charged-off, net of recoveries were $4 million in 2008, $3 million in 2007 and $3 million in 2006.

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

Our asset retirement obligations consist principally of costs to remediate landfills we operate. The present value of these asset retirement obligations was $14 million at year-end 2008 and $13 million at year-end 2007 and is included in other long-term liabilities. Accretion expense was $1 million in 2008, less than $1 million in 2007 and $1 million in 2006 and is included in cost of sales.

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

In addition, we record environmental remediation liabilities on an undiscounted basis when environmental assessments or remediation are probable and we can reasonably estimate the cost. We adjust these liabilities as further information is obtained or circumstances change. Accrued remediation liabilities were $6 million at year-end 2008, of which $4 million is included in other accrued expenses and $2 million in other long-term liabilities. At year-end 2007, accrued remediation liabilities were $13 million of which $11 million were included in other accrued expenses and $2 million in other long-term liabilities.

Capitalized Software

We capitalize purchased software costs as well as the direct internal and external costs associated with software we develop for our own use. We amortize these capitalized costs using the straight-line method over estimated useful lives ranging from three to seven years. The carrying value of capitalized software was $26 million at year-end 2008 and $35 million at year-end 2007 and is included in other assets. The amortization of these capitalized costs was $13 million in 2008, $15 million in 2007, and $17 million in 2006 and is included in cost of sales and general and administrative expense. Amortization of existing capitalized software for each of the next five years is expected to be (in millions): 2009 — $11; 2010 — $8; 2011 — $4; 2012 — $1; and 2013 — $1.

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

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Fair Value Measurements

In 2008, we adopted Statement of Financial Accounting Standards (SFAS) statement No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In addition, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits the election of fair value as the initial and subsequent measurement method for many financial assets and financial liabilities. Subsequent changes in the fair value would be recognized in earnings as they occur. We did not elect the fair value option.

Goodwill and Other Intangible Assets

We do not amortize goodwill and other indefinite lived intangible assets. Instead, we measure these assets for impairment based on estimated fair values annually as of the beginning of the fourth quarter of each year and at other times if events or circumstances indicate that impairment might exist. Intangible assets with finite useful lives are amortized over their estimated lives.

We measure goodwill for impairment at the segment level for corrugated packaging and at the reporting unit level for building products. To estimate fair value we use discounted cash flow models, which requires us to estimate the amount and timing of future cash flows. Other key assumptions include product pricing, raw material costs and discount rate, which is based on a weighted average cost of capital.

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

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. As a result, we increased assets by $2 million, reduced liabilities by $3 million, and increased beginning retained earnings by $5 million. We also reclassified $11 million from deferred income taxes to other long-term liabilities.

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

Pension and Postretirement Plans

At year-end 2006 we adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, requiring the funded status of defined benefit plans be shown on the balance sheet. In 2007, we transitioned to a year-end measurement date for valuing plan assets and obligations for our defined benefit and postretirement benefit plans as further required by SFAS No. 158. Previously we used a measurement date of September 30. Upon transition, we reduced 2007 beginning shareholders’ equity by $5 million, representing the net periodic benefit cost of the three month period from the last measurement date to year-end 2006, net of tax, and increased liability for pension benefits.

Property and Equipment

We carry property and equipment at cost less accumulated depreciation. We capitalize the cost of significant additions and improvements, and we expense the cost of repairs and maintenance, including planned major maintenance. We capitalize interest costs incurred on major construction projects. We depreciate these assets using the straight-line method over their estimated useful lives as follows:

		Carrying
		Value At
	Estimated	Year-End
Classification	Useful Lives	2008
	(In millions)

Land and land improvements	N/A	$42
Buildings and building improvements	10 to 40 years	307
Machinery and equipment:
Paper machines	5 to 25 years	728
Mill equipment	5 to 25 years	69
Converting equipment	3 to 20 years	438
Other production equipment	5 to 25 years	4
Transportation equipment	3 to 20 years	26
Office and other equipment	3 to 5 years	14
Construction in progress	N/A	36

		$1,664

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We include in property and equipment $51 million of assets subject to capital leases. We depreciate these assets and any improvements to leased assets using the straight-line method over the shorter of their lease term or their estimated useful lives. We expense operating leases ratably over the lease term.

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

Prior to the sale, we expensed the cost of timber cut based on the relationship of the timber carrying value to the estimated volume of recoverable timber multiplied by the amount of timber cut. We included the cost of timber cut in depreciation expense. We determined the estimated volume of recoverable timber using statistical information and other data related to growth rates and yields gathered from physical observations, models, and other information gathering techniques. Changes in yields were generally due to adjustments in growth rates and similar matters and were accounted for prospectively as changes in estimates. We capitalized reforestation costs incurred in developing viable seedling plantations (up to two years from planting), such as site preparation, seedlings, planting, fertilization, insect and wildlife control, and herbicide application. We expensed all other costs, such as property taxes and costs of forest management personnel, as incurred. Once the seedling plantation was viable, we expensed all costs to maintain the viable plantations, such as fertilization, herbicide application, insect and wildlife control, and thinning, as incurred. We capitalized costs

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

incurred to initially build roads as land improvements, and we expensed as incurred costs to maintain those roads.

Prior to the sale, we determined the carrying value of timberland sold using the area method by county, which was based on the relationship of carrying value of timberland to total acres of timberland multiplied by acres of timberland sold. We determined the carrying value of timber sold by the average cost method, which was based on the relationship of timber carrying value to the estimate of recoverable timber multiplied by the amount of timber sold.

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

SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements — This new standard specifies that noncontrolling interests be reported as a part of equity, not as a liability or other item outside of equity, and is effective for our first quarter 2009. Adoption of this standard will result in the reclassification of noncontrolling interest of special purpose entities to shareholders’ equity. At year-end 2008, noncontrolling interest of special purpose entities totaled $91 million.

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

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the estimated net assets at the date of acquisition (50 percent at fair value and 50 percent at carrying value) follows:

Total
(In millions)

Current assets	$26
Property and equipment	81
Goodwill	29
Other assets	1

Total assets	137

Current liabilities	(15)
Long-term pension liability	(1)
Current portion of long-term debt	(51)

Total liabilities	(67)

Net assets at date of acquisition	$70

Unaudited pro forma information assuming this transaction had been effective at the beginning of the year, would not have been materially different from that reported. Goodwill, all of which we anticipate will be deductible for income tax purposes, is allocated to the corrugated packaging segment.

Note 3 —	Joint Ventures

Our one significant joint venture investment at year-end 2008 is Del-Tin Fiber LLC, a 50 percent owned venture that produces medium density fiberboard in El Dorado, Arkansas. Our joint venture partner is a publicly-held company unrelated to us.

In July 2008, we purchased our partner’s 50 percent interest in the PBL joint venture. As a result, at year-end 2008, we included all of its assets and liabilities in our consolidated balance sheet, and its results of operations and cash flows from date of acquisition in our consolidated statements of income and cash flows. Please read Note 2.

Combined summarized financial information for these joint ventures follows:

	At Year-End
	2008	2007
	(In millions)

Current assets	$8	$29
Total assets	88	234
Current liabilities(a)	7	25
Long-term debt	29	85
Equity	52	124
Our investment in joint ventures:
50 percent share in joint ventures’ equity	$26	$62
Unamortized PBL joint venture basis difference	—	(30)

Investment in joint ventures	$26	$32

(a)	Includes current maturities of debt of $5 million in 2008 and $6 million in 2007.

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Year
	2008(a)	2007	2006
	(In millions)

Net revenues	$147	$200	$192
Operating income	13	13	24
Earnings	10	5	17
Our equity in earnings:
50 percent share of earnings	$5	$3	$8
Amortization of PBL joint venture basis difference	2	2	3

Equity in earnings of joint ventures	$7	$5	$11

(a)	Includes PBL revenues, operating income and earnings prior to acquisition.

We and our joint venture partners contribute and receive distributions from these ventures equally. In 2008, we contributed $7 million and received $12 million in distributions of which $6 million was from PBL prior to our acquisition. In 2007 we contributed $4 million and received $8 million in distributions, and in 2006 we contributed $3 million and received $12 million in distributions.

Our investment in joint ventures is included in other assets, and our equity in their earnings is included in other operating income (expense). At year-end 2007, our investment in and our equity in their earnings differs from our 50 percent interest due to the difference between the fair value of net assets contributed to the PBL joint venture and our carrying value of those assets at the date the joint venture was formed. We were amortizing this difference over the same period as the underlying mill assets were being depreciated by the joint venture to reflect depreciation of the mill as if it were consolidated by us at its historical carrying value. Upon our acquisition of PBL in July 2008, we reduced the carrying value of assets acquired by the unamortized deferred gain of $28 million.

We provide marketing services to the Del-Tin joint venture. Fees for these services were $2 million in 2008, $2 million in 2007, and $3 million in 2006 and are included as a reduction of cost of sales and selling expense. Prior to our acquisition of PBL, we purchased at market rates finished products from the PBL, which aggregated $12 million in 2008, $47 million in 2007, and $62 million in 2006.

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

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 —	Long-Term Debt

Long-term debt consists of:

	At Year-End
	2008	2007
	(In millions)

Borrowings under bank credit agreements — average interest rate of 4.10% in 2008 and 6.26% in 2007	$161	$—
Accounts receivable securitization facility — average interest rate of 2.83% in 2008 and 5.44% in 2007	190	1
6.75% Notes, payable in 2009	14	14
7.875% Senior Notes, payable in 2012, net of discounts	285	285
6.375% Senior Notes, payable in 2016, net of discounts — interest rate of 6.625% at year-end 2008 and 2007	249	249
6.625% Senior Notes, payable in 2018, net of discounts — interest rate of 6.875% at year-end 2008 and 2007	249	248
Revenue bonds, payable 2008 through 2024 — average interest rate of 5.72% in 2008 and 5.41% in 2007	41	51
Other indebtedness due through 2027 — average interest rate of 8.12% in 2008 and 7.89% in 2007	3	7

	1,192	855
Less current portion of long-term debt	(1)	(3)

	$1,191	$852

At year-end 2008, we had $835 million in committed credit agreements. These committed agreements include a $750 million credit agreement that expires in 2011. Of the remaining $85 million, $60 million expires in 2009 pursuant to agreements that do not require outstanding borrowings to be repaid until 2011. The remaining $25 million expires in 2010. At year-end 2008, our unused capacity under these facilities was $655 million.

At year-end 2008, we had a $250 million accounts receivable securitization facility that expires in 2010. Under this facility, a wholly-owned, bankruptcy-remote subsidiary purchases, on an on-going basis, substantially all our trade receivables. As we need funds, the subsidiary draws under its revolving credit arrangement, pledges the trade receivables as collateral, and remits the proceeds to us. In the event of liquidation of the subsidiary, its creditors would be entitled to satisfy their claims from the subsidiary’s assets prior to distributions back to us. At year-end 2008, the subsidiary owned $306 million in net trade receivables against which it had borrowed $190 million under this facility. At year-end 2008, the unused capacity under this facility was $60 million. We include this subsidiary in our consolidated financial statements. The borrowing base, which is determined by the level of our trade receivables, may be below the maximum committed amount of the facility in periods when the balance of our trade receivables is low.

Maturities of our debt during the next five years are (in millions): 2009 — $33; 2010 — $191; 2011 — $163; 2012 — $293; 2013 — $0; and thereafter — $512. We have classified $32 million of 2009 stated maturities as long-term based on our intent and ability to refinance them on a long-term basis.

In December 2007, we completed a cash tender offer for $286 million of 6.75 percent Notes payable in 2009 and $213 million of 7.875 percent Senior Notes payable in 2012. We incurred $40 million in costs related to these tender offers, which was included in other non-operating (income) expense.

We capitalized and deducted from interest expense interest incurred on major construction and information technology projects of less than $1 million in 2008, $1 million in 2007, and $1 million in 2006. We paid interest on long-term debt of $83 million in 2008, $125 million in 2007, and $106 million in 2006.

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 —	Financial Assets and Nonrecourse Financial Liabilities of Special Purpose Entities

In October 2007, we sold 1.55 million acres of timberland for $2.38 billion. The total consideration consisted almost entirely of notes due in 2027 issued by the buyer of the timberland, which we contributed to two wholly-owned, bankruptcy-remote special purpose entities formed by us. The notes are secured by $2.38 billion of irrevocable standby letters of credit issued by four banks, which are required to maintain minimum credit ratings on their long-term debt. The letters of credit are secured by the buyer’s long-term deposit with the banks of $2.38 billion of cash and cash equivalents. The notes require quarterly interest payments based on variable interest rates that reset quarterly (3.46 percent at year-end 2008 and 4.98 percent at year-end 2007). We recognized interest income of $80 million on these notes receivable in 2008 and $19 million in 2007.

In December 2007, our two wholly-owned special purpose entities borrowed $2.14 billion. The loans are repayable in 2027 and are secured only by the $2.38 billion of notes and the irrevocable letters of credit and are nonrecourse to us. The loan agreements provide that if a credit rating of any of the banks issuing the letters of credit is downgraded below the required minimum, the letters of credit issued by that bank must be replaced within 30 days with letters of credit from another qualifying financial institution. The borrowings require quarterly interest payments based on variable interest rates that reset daily (2.98 percent at year-end 2008 and 6.17 percent at year-end 2007). We recognized and paid $82 million of interest expense on these nonrecourse loans in 2008, and we recognized interest expense of $9 million in 2007.

The buyer of the timberland issued the $2.38 billion in notes from its wholly-owned, bankruptcy-remote special purpose entities. The buyer’s special purpose entities held the timberland from the transaction date until November 2008, at which time the timberland was transferred out of the buyer’s special purpose entities. Due to the transfer of the timberland, we evaluated the buyer’s special purpose entities and determined that they were variable interest entities and that we were the primary beneficiary. As a result, in fourth quarter 2008 we began consolidating the buyer’s special purpose entities. This consolidation resulted in an increase in the financial assets of special purpose entities of $91 million and the recognition of noncontrolling interest of special purpose entities as a mezzanine item. The impact of this consolidation on our statements of income was not material in 2008.

We include the assets and liabilities of these special purpose entities in our consolidated balance sheets under the captions, Financial Assets of Special Purpose Entities and Nonrecourse Financial Liabilities of Special Purpose Entities. We include the results of operations of these special purpose entities in our consolidated statements of income under the captions, Interest income on financial assets of special purpose entities and Interest expense on nonrecourse financial liabilities of special purpose entities.

Note 6 —	Capital Stock

In 2006 and 2007, our Board of Directors approved repurchase programs aggregating 11.0 million shares. As of year-end 2008, we had repurchased 4.4 million shares under these programs. In 2008 and 2007, we initiated no share purchases, but in 2007 we settled $24 million of share purchases that were initiated in fourth quarter 2006. As of year-end 2008, there are 6.6 million shares remaining under current repurchase authorizations.

Please read Note 9 for information about additional shares of common stock that could be issued under terms of our share-based compensation plans.

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 —	Accumulated Other Comprehensive Income (Loss)

The components of and changes in accumulated other comprehensive income (loss) were:

	Unrealized
	Gains (Losses)		Foreign
	on Available-	Defined	Currency
	For-Sale	Benefit	Translation	Derivative
	Securities	Plans	Adjustment	Instruments	Total
	(In millions)

Balance at beginning of year 2006	$2	$(168)	$(22)	$(1)	$(189)
Changes during the year	(1)	95	(2)	1	93
Deferred taxes on changes	—	(38)	—	—	(38)

Net change for 2006	(1)	57	(2)	1	55
Adoption of SFAS No. 158, net of deferred taxes of $35	—	(57)	—	—	(57)

Balance at year-end 2006	$1	$(168)	$(24)	$—	$(191)

Changes during the year	(56)	85	—	—	29
Deferred taxes on changes	20	(32)	—	—	(12)

Net change for 2007	(36)	53	—	—	17
Spin-off of Guaranty	35	—	—	—	35

Balance at year-end 2007	$—	$(115)	$(24)	$—	$(139)

Changes during the year	—	(66)	(14)	—	(80)
Deferred taxes on changes	—	30	—	—	30

Net change for 2008	—	(36)	(14)	—	(50)

Balance at year-end 2008	$—	$(151)	$(38)	$—	$(189)

Note 8 —	Pension and Postretirement Plans

The annual expense of our benefit plans consists of:

	For the Year
	2008	2007	2006
	(In millions)

401(k) plan match	$16	$17	$16
Defined benefit	37	35	46
Postretirement medical	8	8	9

	$61	$60	$71

Our 401(k) match plan covers substantially all employees and is fully funded.

Our defined benefit plan covers substantially all employees. Salaried and nonunion hourly employee benefits are based on compensation and years of service, while union hourly plans are based on negotiated benefits and years of service. Our policy is to fund our qualified defined benefit plan on an actuarial basis to accumulate assets sufficient to meet the benefits to be paid in accordance with ERISA requirements. However, from time to time we may make voluntary, discretionary contributions. Our supplemental defined benefit plan is unfunded.

Our postretirement medical plan provides medical benefits to eligible salaried and hourly employees who begin drawing retirement benefits immediately after termination of employment. Our postretirement plan

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provides for medical coverage, including a prescription drug subsidy, for certain participants. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 expanded Medicare to include, for the first time, coverage for prescription drugs. We applied for the Medicare Prescription Drug subsidy in October 2008, which reduced our year-end 2008 postretirement benefits liability $12 million. Our postretirement plan is funded to the extent of benefit payments.

Additional information about our defined benefit and postretirement medical plans follows.

Obligations and Funded Status

A summary of the changes in the benefit obligation, plan assets, and funded status follows:

	For the Year
	Defined Benefits						Postretirement
	Qualified		Supplemental		Total		Benefits
	2008	2007	2008	2007	2008	2007	2008	2007
	(In millions)

Benefit obligation — beginning of year	$(1,310)	$(1,284)	$(59)	$(56)	$(1,369)	$(1,340)	$(137)	$(139)
Service cost	(26)	(32)	(2)	(1)	(28)	(33)	(1)	(2)
Interest cost	(80)	(94)	(2)	(4)	(82)	(98)	(8)	(10)
Plan amendments	(8)	—	(17)	—	(25)	—	—	—
Actuarial gain (loss)	1	16	2	(4)	3	12	24	(3)
Acquisition	(3)	—	—	—	(3)	—	—	—
New prior service cost	—	—	—	—	—	—	(6)	—
Benefits paid by the plan	71	84	6	6	77	90	16	21
Lump-sum settlements	—	—	42	—	42	—	1	—
Participant contributions	—	—	—	—	—	—	(2)	(4)

Benefit obligation — year-end	(1,355)	(1,310)	(30)	(59)	(1,385)	(1,369)	(113)	(137)

Fair value of plan assets — beginning of year	1,250	1,094	—	—	1,250	1,094	—	—
Actual return	(3)	165	—	—	(3)	165	—	—
Acquisition	2	—	—	—	2	—	—	—
Benefits paid by the plan	(71)	(84)	(6)	(6)	(77)	(90)	(16)	(21)
Lump-sum settlements	—	—	(42)	—	(42)	—
Contributions we made	30	75	48	6	78	81	14	17
Participant contributions	—	—	—	—	—	—	2	4

Fair value of plan assets — year-end	1,208	1,250	—	—	1,208	1,250	—	—

Funded status at year-end	$(147)	$(60)	$(30)	$(59)	$(177)	$(119)	$(113)	$(137)

Assets and (liabilities) included in the consolidated balance sheet and a reconciliation to funded status follows:

	At Year-End
	Defined		Postretirement
	Benefits		Benefits
	2008	2007	2008	2007
	(In millions)

Liability/funded status	$(177)	$(119)	$(113)	$(137)
Accumulated other comprehensive loss:
Unrecognized net loss (gain)	$228	$166	$(4)	$21
Unrecognized prior service cost (credit)	33	13	(4)	(13)

Total accumulated other comprehensive loss	$261	$179	$(8)	$8

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan Assets

Our defined benefit investment strategies have been developed as part of a comprehensive asset/liability management process that considers the interaction between assets and liabilities of the plan. These strategies consider not only the expected risk and returns on plan assets, but also the detailed actuarial projections of liabilities as well as plan-level objectives such as projected contributions, expense, and funded status.

In 2007, we made significant changes to our asset allocation to a more matched position between assets and liabilities in our qualified defined benefit plan. This action is expected to reduce the volatility of our defined benefit expense and our funding requirements. As a result, we have targeted 78 to 88 percent of our plan assets to be invested in debt securities that we believe have a duration that approximates our benefit obligation. The remaining plan assets are targeted to be invested in assets that provide market exposure to mitigate the effects of inflation, mortality and actuarial risks.

The defined benefit plan weighted-average asset allocations and the range of target allocations follow:

		Percentage of
	Range of	Plan Assets at
	Target	Year-End
	Allocations	2008	2007

Asset category:
Debt securities	78-88%	86%	80%
Equity securities	10-15%	9	15
Real estate	0-7%	5	5

		100%	100%

Equity securities include 591,896 shares of Temple-Inland common stock totaling $3 million or 0.2 percent of total plan assets at year-end 2008 and $12 million or one percent of total plan assets at year-end 2007.

Additional Information

The accumulated benefit obligation of our defined benefit plan represents the present value of benefits earned without regard to projected future compensation increases. Our defined benefit plans have accumulated benefit obligations in excess of plan assets as follows:

	At Year-End
	2008	2007
	(In millions)

Projected benefit obligation	$(1,385)	$(1,369)

Accumulated benefit obligation	$(1,328)	$(1,305)
Fair value of plan assets	1,208	1,250

Excess of accumulated benefit obligation over fair value of plan assets	$(120)	$(55)

Excess of accumulated benefit obligation over fair value of plan assets consists of:
Qualified plan	$(91)	$(1)
Supplemental plan	(29)	(54)

	$(120)	$(55)

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Components of Net Periodic Benefit Expense and Other Amounts Recognized in Other Comprehensive Income

	For the Year
	Defined Benefits			Postretirement Benefits
	2008	2007	2006	2008	2007	2006
	(In millions)

Net periodic benefit expense:
Service costs — benefits earned during the period	$28	$27	$28	$1	$1	$2
Interest cost on benefit obligation	82	78	73	8	8	8
Expected return on plan assets	(83)	(85)	(78)	—	—	—
Amortization of prior service costs	5	2	2	(2)	(2)	(2)
Amortization of actuarial net loss	5	14	22	1	1	1

Total net periodic benefit expense(a)	37	36	47	8	8	9
Amounts recognized in other comprehensive income, pre-tax	82	(90)	(95)	(16)	5	—

Total recognized in net periodic benefit expense and other comprehensive income, pre-tax	$119	$(54)	$(48)	$(8)	$13	$9

(a)	Includes amounts allocated to discontinued operations of $1 million in 2007 and 2006. Excludes $15 million of expense in 2008 related to lump-sum settlements of supplemental benefits.

Assumptions

The assumptions we used to determine defined benefit obligations were:

	Defined Benefits		Postretirement Benefits
	2008	2007	2008	2007

Discount rate	6.11%	6.125%	6.20%	6.125%
Rate of compensation increase	3.50%	3.70%	—	—

The assumptions we used to determine annual net periodic benefit expense were:

				Postretirement
	Defined Benefits			Benefits
	2008	2007	2006	2008	2007	2006

Discount rate	6.125%	6.00%	5.50%	6.125%	6.00%	5.50%
Expected return on plan assets	6.875%	8.00%	8.00%	—	—	—
Rate of compensation increase	3.700%	3.80%	3.70%	—	—	—

The discount rate is used to determine the present value of the benefit obligations. To arrive at this rate for 2008 we used the Citigroup Pension Discount Curve. Previously we used the December one-month average of the Moody’s AA corporate bond rate adjusted to reflect the effect of compounding. We believe that using a yield curve more accurately reflects changes in the present value of our defined benefit obligation because each year’s cash flow is discounted at a rate at which it could effectively be settled versus the use of a single index rate.

The expected long-term rate of return on plan assets is an assumption we make reflecting the anticipated weighted average rate of earnings on the plan assets over the long-term. In selecting that rate particular consideration is given to our asset allocation. For the plan assets invested in debt securities, we used the AA credit risk profile of the discount rate plus a 25 basis point yield premium to reflect the single A credit risk profile of our debt securities. For the remaining plan assets, we used target-weighted returns generated from

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

current asset models. We add a ten basis point active management premium to the total rate of return because the real estate and matched portfolios are actively managed. Our actual return on plan assets was 0.4 percent in 2008, 9.8 percent in 2007, and 10.0 percent in 2006.

We used the 1994 Group Annuity Mortality Tables to determine benefit obligations and annual defined benefit expense.

The assumed health care cost trend rates we used to determine the expense of the postretirement benefit plans were:

	For the Year
	2008	2007	2006

Health care trend rate assumed for the next year	9.0%	9.0%	8.0%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	4.5%	4.5%	4.5%
Year that the rate reaches the ultimate trend rate	2015	2014	2013

These assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement benefit plans. For example, a one-percentage-point change in assumed health care cost trend rates would have the following effect:

	1 Percentage	1 Percentage
	Point Increase	Point Decrease
	(In millions)

Increase (decrease) in:
Total service and interest cost components	$1	$(1)
Accumulated postretirement benefit obligation	8	(7)

Cash Flows

We have no minimum funding requirement under ERISA in 2009. Beginning in 2008, benefits earned under the supplemental defined benefit plan are paid upon retirement or when the employee terminates. In addition, in 2008, we made lump-sum settlements of $42 million to existing retirees who elected to receive lump-sum settlements of supplemental benefits earned.

The postretirement benefit plan is not subject to minimum regulatory funding requirements. Since the postretirement benefit plans are unfunded, the expected $11 million contribution in 2009 represents the estimated health claims to be paid for plan participants, net of retiree contributions and Medicare subsidies.

At year-end 2008, the plans are expected to make the following benefit payments over the next ten years:

			Postretirement Benefits
	Pension Benefits			Medicare
	Qualified	Supplemental	Benefits	Subsidies_
	(In millions)

2009	$76	$5	$12	$1
2010	79	5	11	1
2011	82	5	11	1
2012	86	5	11	1
2013	89	4	11	1
2014 -2018	487	12	49	5

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 —	Share-Based Compensation

We have shareholder approved share-based compensation plans that permit awards to key employees and non-employee directors in the form of restricted or performance units, restricted stock, or options to purchase shares of our common stock. As a result of the spin-off of Forestar and Guaranty, all outstanding share-based awards were equitably adjusted into three separate awards: one related to Temple-Inland common stock, one related to Forestar common stock, and one related to Guaranty common stock. The adjustment was made so that immediately following the spin-off, the number of shares relating to each award were adjusted to reflect the distribution ratios and, for options, the per share option exercise price of the original award, was proportionally allocated between Temple-Inland, Forestar, and Guaranty awards based on relative per share trading prices of their common stock immediately following the spin-off. All awards issued as part of this adjustment and the Temple-Inland awards will continue to be subject to their original vesting schedules. Share-based compensation expense on awards held by employees of Temple-Inland will be based on the original grant date fair value for share settled awards, the original grant date Black-Scholes-Merton value for stock option awards, and the sum of the period-end market prices (adjusted for the distribution ratios) of the three companies stock for cash settled awards. After the spin-off, Forestar and Guaranty employees no longer participate in our share-based compensation plans.

We generally grant awards annually in February, and we use treasury stock to fulfill awards settled in common stock and stock option exercises. A summary of these plans follows:

Restricted or Performance Units

Restricted or performance units generally have a three-year term; vest after three years from the date of grant or the attainment of stated ROI based performance goals, generally measured over a three-year period; and are settled in cash as determined on the date of grant. The restricted and performance units provide for accelerated vesting upon retirement, death, disability, or if there is a change in control. We also have director awards and bonus deferral plans that can be settled in cash or stock. A summary of activity for 2008 follows:

		Weighted Average	Aggregate
		Grant Date Fair	Current
	Units	Value per Unit	Value
	(In thousands)		(In millions)

Not vested cash-settled units beginning of 2008	1,416	$48
Granted	794	20
Vested	(328)	20
Forfeited	(11)	40

Not vested cash-settled units at year-end 2008	1,871	37	$9

Not vested cash-settled units at year-end 2008 subject to:
Time vesting requirements	1,378		$7
Performance requirements	493		2

	1,871		$9

The fair value of units vested was $10 million at year-end 2008, $26 million at year-end 2007, and less than $1 million at year-end 2006. The fair value of units vested and to be settled in cash was $10 million at year-end 2008, of which $4 million is included in other current liabilities and $6 million in long-term liabilities, and $26 million at year-end 2007, of which $4 million is included in other current liabilities and $22 million is included in long-term liabilities. The fair value of awards settled in cash was $7 million in 2008 and was less than $1 million in 2007.

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock

Restricted stock awards generally vest after three to six years, and provide for accelerated vesting upon retirement, death, disability, or if there is a change in control. There were no restricted stock awards granted in 2008 or 2007. There were 51,275 and 435,600 restricted stock awards outstanding at year-end 2008 and year-end 2007 with a weighted average grant date fair value of $22 per share at year-end 2008 and $33 per share at year-end 2007 and an aggregate current value of less than $1 million or $5 per share at year-end 2008 and $13 million or $30 per share at year-end 2007. The fair value of restricted stock vested during the year was $1 million in 2008 and $4 million in 2007.

Stock Options

Stock options have a ten-year term, generally become exercisable ratably over four years and provide for accelerated or continued vesting upon retirement, death, disability, or if there is a change in control. Options are granted with an exercise price equal to the market value of our common stock on the date of grant. In addition to the equitable adjustments related to the Forestar and Guaranty spin-offs, the exercise price of all stock option awards was equitably adjusted by $9.85 per share to reflect the effect of the special cash dividend paid in December 2007. The adjustment was based on the difference between the closing price on the day before the stock traded ex-dividend and the opening price on the day the stock began trading ex-dividend. A summary of our activity for 2008 follows:

			Weighted	Aggregate
		Weighted	Average	Intrinsic Value
		Average	Remaining	(Current value
		Exercise Price	Contractual	less exercise
	Shares	per Share	Term	price)
	(In thousands)		(In years)	(In millions)

Outstanding beginning of 2008	4,711	$15
Granted	2,375	19
Exercised	(69)	11
Forfeited	(114)	15

Outstanding year-end 2008	6,903	17	6	$—

Exercisable year-end 2008	3,739	13	4	$—

The intrinsic value of options exercised was less than $1 million in 2008, $29 million in 2007, and $31 million in 2006.

We estimated the fair value of the options granted using the Black-Scholes-Merton option-pricing model and the following assumptions:

	For the Year
	2008	2007	2006

Expected dividend yield	2.1%	2.3%	2.4%
Expected stock price volatility	28.2%	22.8%	25.1%
Risk-free interest rate	3.3%	4.9%	4.4%
Expected life of options in years	8	6	6
Weighted average estimated fair value of options granted adjusted for spin-offs:
Temple-Inland options	$2.02	$7.39	$6.82
Forestar options	N/A	3.09	2.85
Guaranty options	N/A	1.99	1.83

Weighted average estimated fair value of options at original grant date	$2.02	$12.47	$11.50

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

Share-Based Compensation Expense

Share-based compensation expense (income) consists of:

	For the Year
	2008	2007	2006
	(In millions)

Restricted or performance units-cash	$(12)	$23	$15
Restricted or performance units-stock	1	6	11
Stock options	9	10	12

	$(2)	$39	$38

Share-based compensation expense (income) is included in:

	For the Year
	2008	2007	2006
	(In millions)

Cost of sales	$5	$7	$6
Selling expense	—	2	1
General and administrative	(7)	25	31
Other operating income (expense)	—	5	—

	$(2)	$39	$38

The amount of share-based compensation capitalized was not significant.

The fair value of awards granted to retirement-eligible employees and expensed at the date of grant was $3 million in 2008, $3 million in 2007, and $6 million in 2006.

Unrecognized share-based compensation for all awards not vested was $9 million at year-end 2008. It is likely that this cost will be recognized as expense over the next 2 years.

Note 10 —	Other Operating Income (Expense)

	For the Year
	2008	2007	2006
	(In millions)

Transformation costs	$(20)	$(69)	$—
Closures and sales of converting and production facilities and sales of non-strategic assets	(9)	(55)	(4)
Litigation	5	(56)	(6)
Environmental remediation	—	(9)	(8)
Softwood Lumber Agreement	—	—	42
Hurricane related insurance recoveries	—	—	2
Other charges	(5)	1	—
Gain (loss) on sale of operating property and equipment	(6)	(6)	(5)
Equity in earnings of manufacturing joint ventures	7	5	11

	$(28)	$(189)	$32

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We continue our efforts to enhance return on investment by lowering costs, improving operating efficiencies, and increasing asset utilization. As a result, we continue to review operations that are unable to meet return objectives and determine appropriate courses of action, including consolidating and closing facilities and selling under-performing assets.

In 2008, we incurred $20 million of costs associated with our 2007 transformation plan, of which $15 million is related to the one-time settlement of supplemental retirement benefits. We decreased litigation reserves by $5 million due to the settlement of the remaining claim related to our antitrust litigation. We also recognized $5 million of expense primarily related to employee costs associated with our cost reduction efforts.

In 2008, we closed one corrugated packaging facility and ceased production of hardboard siding at our fiberboard operations. As a result, we recognized charges of $9 million, including $3 million in spare parts and fixed assets impairment, $2 million in write-off of raw materials and finished goods inventory, $3 million of severance costs and $1 million of other exit costs.

In 2007, we permanently ceased production at our Mt. Jewett particleboard manufacturing facility, which we lease from a third party. As a result, we recognized charges of $64 million, including $60 million that represents the present value of the $77 million of future operating lease payments. This charge does not affect our continuing obligations under the lease, including paying rent and maintaining the equipment. The present value of the future payments is included on our balance sheet, of which $7 million is included in current liabilities and $50 million in other long-term liabilities at year-end 2008.

In December 2007, we entered into arbitration in an effort to resolve most of the remaining claims regarding an alleged violation of Section 1 of the Sherman Act. The arbitrator awarded plaintiffs $46 million on the claims submitted to arbitration. Also in 2007, we reached agreements to settle three of the five cases in California state court alleging violations of that state’s on duty meal break laws. We recognized $10 million of litigation expense in 2007 related to this matter. We settled a fourth meal break case in 2008, and the one remaining case in January 2009, both within established reserves.

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

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Activity within our accruals for exit costs was:

	Beginning	Additions/		Cash	Year-
	of Year	Revisions		Payments	End
	(In millions)

For the Year 2008
Involuntary employee terminations	$—	$3		$(1)	$2
Demolition and environmental remediation	1	—		(1)	—

	$1	$3		$(2)	$2

For the Year 2007
Involuntary employee terminations	$1	$—		$(1)	$—
Demolition and environmental remediation	8	1	(a)	(8)	1

	$9	$1		$(9)	$1

For the Year 2006
Involuntary employee terminations	$1	$1		$(1)	$1
Contract termination penalties	2	—		(2)	—
Demolition and environmental remediation	9	8	(a)	(9)	8

	$12	$9		$(12)	$9

(a)	In 2007 and 2006, we revised our estimates relating to the demolition and related environmental remediation costs associated with our exit activities. We added $6 million in 2007 and $8 million in 2006 to this accrual by charging other operating expense. We transferred $6 million to Forestar as part of the spin-off.

Note 11 —	Income Taxes

Income tax expense on income (loss) from continuing operations consist of:

	For the Year
	2008	2007	2006
	(In millions)

Current tax provision:
U.S. Federal	$55	$(278)	$(57)
Foreign, state and other	(7)	(10)	(8)

	48	(288)	(65)

Deferred tax provision:
U.S. Federal	(54)	(410)	(43)
Foreign, state and other	(1)	(55)	5

	(55)	(465)	(38)

Income tax expense	$(7)	$(753)	$(103)

Income taxes (paid) refunded, net	$(271)	$3	$(88)

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

Income (loss) from continuing operations before taxes consist of:

	For the Year
	2008	2007	2006
	(In millions)

U.S	$(16)	$1,948	$381
Non-U.S	15	7	9

	$(1)	$1,955	$390

A reconciliation of income taxes at the federal statutory rate and income tax expense on continuing operations follows:

	For the Year
	2008	2007	2006

Taxes at federal statutory rate	$—	$684	$137
State, net of federal benefit	2	60	—
Foreign	2	—	—
Other	3	9	—

	7	753	137
Settlement of tax litigation	—	—	(30)
State of Texas tax legislation	—	—	(4)

Total	$7	$753	$103

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of deferred taxes are:

	At Year-End
	2008	2007
	(In millions)

Deferred Tax Liabilities:
Property, equipment, and intangible assets	$(361)	$(350)
Deferred gain on sale of timberland	(818)	(822)
U.S. taxes on unremitted foreign earnings	(16)	(16)
Other	—	(4)

	(1,195)	(1,192)

Deferred Tax Assets:
Alternative minimum tax credits	281	286
Foreign and state net operating loss carryforwards	24	22
Pension and postretirement benefits	116	104
Employee benefits	35	59
Accruals not deductible until paid	45	51
Other	36	35

Gross deferred tax assets	537	557
Less valuation allowance	(26)	(28)

	511	529

Net Deferred Tax Liability	$(684)	$(663)

The net deferred tax liability is classified on our balance sheet as follows:

	At Year-End
	2008	2007
	(In millions)

Current deferred tax assets	$66	$99
Non-current deferred tax liabilities	(750)	(762)

Net deferred tax liability	$(684)	$(663)

Our deferred taxes on timberlands and our alternative minimum tax credits primarily relate to the gain on the sale of our strategic timberland, which was deferred for income tax purposes. Our alternative minimum tax credit can be carried forward indefinitely. Our foreign and state net operating loss carryforwards and credits will expire from 2009 through 2028. A valuation allowance is provided for these foreign and state net operating loss carryforwards and credits.

We or one of our subsidiaries files U.S. federal income tax returns and income tax returns in various states and foreign jurisdictions. The Internal Revenue Service has completed the examinations of our tax returns through 2004, and we are no longer subject to examination by state or foreign tax authorities for years before 2000. We have various income tax audits in process as of year-end 2008, and we do not expect that the resolution of these matters will have a significant effect on our earnings or financial position.

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of unrecognized tax benefits follows:

	For the Year
	2008	2007
	(In millions)

Balance beginning of year	$26	$20
Additions based on tax positions related to the current year	2	4
Reductions for tax positions of prior years	(1)	(1)
Settlements/collections	(2)	3
Expiration of statute of limitations	(1)	—

Balance at year-end	$24	$26

Of the $24 million of unrecognized tax benefits at year-end 2008, $13 million would affect our effective tax rate if recognized. Interest accrued related to unrecognized tax benefits is included in income tax expense. Unrecognized tax benefits include approximately $2 million of accrued interest and no penalties related to years 2005 to 2008. We do not expect material changes to our tax reserve during the next 12 months.

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

We lease manufacturing and other facilities and equipment under operating lease agreements. Future minimum rental commitments under non-cancelable operating leases having a remaining term in excess of one year are (in millions): 2009 — $43; 2010 — $35; 2011 — $28; 2012 — $22; 2013 — $17; and thereafter — $70. Total rent expense was $53 million in 2008, $54 million in 2007 and $60 million in 2006. In 2007, we recorded an impairment charge related to a long-term operating lease. This charge did not affect our continuing obligations under the lease, including paying rent and maintaining the equipment. The present value of the future payments is included on our balance sheet, of which $7 million is included in current liabilities and $50 million in other long-term liabilities at year-end 2008.

We also lease two production facilities under sale-lease back transactions with two municipalities. The municipalities purchased the production facilities from us in 1992 and 1995 for $188 million, our carrying value, and we leased the facilities back from the municipalities under capital lease agreements, which expire in 2022 and 2025. Concurrently, we purchased $188 million of interest-bearing bonds issued by these municipalities. The bonds have terms that are identical to the lease terms, are secured by payments under the capital lease obligations, and the municipalities are obligated only to the extent the underlying lease payments are made by us. The interest rates implicit in the leases are the same as the interest rates on the bonds. As a result, the present value of the capital lease obligations is $188 million, the same as the principal amount of the bonds. Because there is no legal right of offset, the bonds are included in other assets at their cost of $188 million and the $188 million present value of the capital lease obligations are included in other long-term liabilities. The implicit interest expense on the leases and the interest income on the bonds are included in other non-operating income (expense). There is no net effect from these transactions as we are in substance both the obligor on, and the holder of, the bonds.

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At year-end 2008, we had unconditional purchase obligations, principally for sawtimber, pulpwood and gypsum, aggregating $1.6 billion that will be paid over the next eleven to nineteen years. This includes $1.3 billion related to fiber supply agreements for pulpwood (19 year remaining term) and sawtimber (11 year remaining term). Both of these agreements are subject to extension. These purchase obligations are valued at year-end 2008 market prices, however, our actual future purchases will be at the then current market price.

In connection with our joint venture operations, we have guaranteed debt service and other obligations and letters of credit aggregating $17 million at year-end 2008. Generally we would fund these guarantees for lack of specific performance by the joint ventures, such as non-payment of debt.

Note 14 —	Derivative Instruments and Variable Interest Entities

We have used interest rate agreements in the normal course of business to mitigate the risk inherent in interest rate fluctuations by entering into contracts with major U.S. securities firms. At year-end 2007, we had two interest rate swap agreements that expired in 2008. The two agreements had a total notional amount of $50 million.

Under these swap agreements, we paid a fixed interest rate of 6.55 percent and received a floating interest rate. At year-end 2007, the fair value of these interest rate swaps was a $1 million liability, which was included in other current liabilities. The interest rate swap agreements were initially designated as a hedge of interest cash flows anticipated from specific variable-rate borrowings. By year-end 2007, no portion of the interest rate swap agreements qualified for hedge accounting because we had repaid virtually all of our variable-rate borrowings. Changes in the fair value of the interest rate swap agreements that qualified for hedge accounting increased other comprehensive income by $1 million in 2006. There was no material hedge ineffectiveness in 2006. As a result of the termination of the hedge designation in 2007, we reclassified less than $1 million from other comprehensive income and charged other non-operating expense. Changes in the fair value of the interest rate swap agreements that did not qualify for hedge accounting were $1 million of income in 2008, less than $1 million of expense in 2007 and $1 million of income in 2006, and are included in other non-operating income (expense).

In 1999, we entered into an agreement to lease particleboard and medium density fiberboard facilities in Mt. Jewett, Pennsylvania. The lease is for 20 years and includes fixed price purchase options in 2014 and at the end of the lease. The option prices were intended to approximate the estimated fair values of the facilities at those dates and do not represent a guarantee of the facilities’ residual values. After exhaustive efforts, we were unable to determine whether the lease is with a variable interest entity or if there is a primary beneficiary because the unrelated third-party lessors will not provide the necessary financial information. We account for the lease as an operating lease, and at year-end 2008 our financial interest was limited to our obligation to make the remaining $135 million of contractual lease payments, approximately $12 million per year. In 2007, we recorded an impairment charge related to the particleboard facility long-term operating lease. As a result, $57 million of our future operating lease payments are included on our balance sheet, of which $7 million is in current liabilities and $50 million is in other long-term liabilities at year-end 2008.

Note 15 —	Fair Values and Fair Value Measurements of Financial Instruments

SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair values as follows:

Level 1 — Observable inputs such as quoted prices in active markets.

Level 2 —	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly.

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Level 3 —	Unobservable inputs in which there is little or no market data, which require a reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value are based on one or more of the following valuation techniques:

Market approach	—	Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.
Cost approach	—	Amount that would be required to replace the service capacity of an asset (replacement cost).
Income approach	—	Techniques to convert future amounts to a single present amount based on market expectations (including present-value techniques, option-pricing and excess earning models).

Carrying value and the estimated fair value and related valuation techniques of our financial instruments are:

	At Year-End 2008		At Year-End 2007
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
	(In millions)

Financial Liabilities
Fixed rate, long-term debt	$841	$680	$854	$909	Level 2 - Market Approach

Recent market conditions, especially in fourth quarter 2008, have resulted in decreased trading volumes in the secondary corporate bond markets, increasing the difficulty in estimating the fair value of our fixed-rate, long-term debt. As a result, the year-end 2008 valuation may not be indicative of the value of a transaction between willing market participants.

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

At year-end 2008, we had guaranteed joint venture obligations principally related to fixed-rate debt instruments and letters of credit totaling $17 million. The estimated fair value of these guarantees is not significant.

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16 —	Earnings Per Share

We compute earnings per share by dividing income by weighted average shares outstanding using the following:

	For the Year
	2008	2007	2006
	(In millions)

Earnings for basic and diluted earnings per share:
Income (loss) from continuing operations	$(8)	$1,202	$287
Discontinued operations	—	103	181

Net income (loss)	$(8)	$1,305	$468

Weighted average shares outstanding:
Weighted average shares outstanding — basic	106.7	106.0	108.8
Dilutive effect of stock options (Note 9)	0.7	2.1	2.0

Weighted average shares outstanding — diluted	107.4	108.1	110.8

Average common shares outstanding exclude unvested restricted shares. The dilutive effect of stock options excludes options for 8,029,256 shares at year-end 2008 and 1,122,545 shares at year-end 2007 that were antidilutive.

Certain employees of Forestar and Guaranty participated in our employee stock option program. Following the spin-offs, these employees retained stock option rights associated with our stock. These stock options will remain a consideration in our dilutive effect of stock options until they are exercised, cancelled or expire. Information regarding options held by employees of Forestar and Guaranty follows:

	At Year-End
	2008	2007

Options held	1,126,374	1,236,437
Options exercisable	831,713	551,627
Weighted average exercise price	$15	$17
Weighted average remaining contractual term(in years)	6	7

Note 17 —	Segment Information

We have two business segments: corrugated packaging and building products. Timber and timberland is no longer an active segment as a result of the sale of our timberlands in fourth quarter 2007. Corrugated packaging manufactures linerboard and corrugating medium (collectively referred to as containerboard), that we convert into corrugated packaging, and light-weight gypsum facing paper. Building products manufactures a variety of building products. Timber and timberland managed our timber resources.

We evaluate performance based on operating income before items not included in segments and income taxes. Items not included in segments represent items managed on a company-wide basis and include corporate general and administrative expense, share-based compensation, other operating and non-operating income (expense), and interest expense. Other operating income (expense) includes gain or loss on sale of assets, asset impairments, and unusual expenses. The accounting policies of the segments are the same as those described in the accounting policy notes to the financial statements. Intersegment sales are recorded at market prices. Intersegment sales and shared service expense allocations are netted in costs and expenses.

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

				Items Not
				Included in
	Corrugated	Building	Timber and	Segments and
	Packaging	Products	Timberland	Eliminations		Total
	(In millions)

For the year or at year-end 2008:
Revenues from external customers	$3,190	$694	$—	$—		$3,884
Depreciation and amortization	146	48	—	12		206
Equity income from joint ventures	6	1	—	—		7
Income (loss) from continuing operations before taxes	225	(40)	—	(186	)(a)	(1)
Total assets	2,366	580	—	2,923		5,869
Investment in equity method investees and joint ventures	—	26	—	—		26
Goodwill	265	129	—	—		394
Capital expenditures	142	17	—	5		164
For the year or at year-end 2007:
Revenues from external customers	$3,044	$806	$76	$—		$3,926
Depreciation and amortization	142	45	11	16		214
Equity income from joint ventures	4	1	—	—		5
Income from continuing operations before taxes	287	8	65	1,595	(a)	1,955
Total assets	2,301	623	—	3,018		5,942
Investment in equity method investees and joint ventures	11	23	—	—		34
Goodwill	236	129	—	—		365
Capital expenditures and reforestation	167	42	13	15		237
For the year or at year-end 2006:
Revenues from external customers	$2,977	$1,119	$89	$—		$4,185
Depreciation and amortization	153	44	14	14		225
Equity income from joint ventures	8	3	—	—		11
Income from continuing operations before taxes	255	221	63	(149	)(a)	390
Total assets (excludes discontinued operations)	2,275	638	330	384		3,627
Investment in equity method investees and joint ventures	11	22	—	—		33
Goodwill	236	129	—	—		365
Capital expenditures and reforestation	117	46	19	22		204

(a)	Items not included in segments consists of:

	For the Year
	2008	2007	2006
	(In millions)

General and administrative	$(76)	$(100)	$(107)
Share-based compensation	2	(34)	(38)
Gain on sale of timberland	—	2,053	—
Other operating income (expense)	(29)	(188)	26
Other non-operating income (expense)	—	(35)	93
Net interest income on financial assets and nonrecourse financial liabilities of special purpose entities	(2)	10	—
Interest expense	(81)	(111)	(123)

	$(186)	$1,595	$(149)

Other operating income (expense) applies to:
Corrugated packaging	$4	$(64)	$(21)
Building products	(9)	(63)	42
Unallocated	(24)	(61)	5

	$(29)	$(188)	$26

Please read Note 10 for further information about other operating income (expense).

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenues and property and equipment based on geographic location were:

	For the Year
	2008	2007	2006
	(In millions)

Revenues from external customers:
United States	$3,680	$3,739	$4,009
Mexico	204	187	176

	$3,884	$3,926	$4,185

	At Year-End
	2008	2007	2006
	(In millions)

Property and equipment:
United States	$1,635	$1,596	$1,591
Mexico	29	36	37

	$1,664	$1,632	$1,628

Note 18 —	Summary of Quarterly Results of Operations (Unaudited)

Selected quarterly financial results for 2008 and 2007 follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In millions, except per share)

2008
Total revenues	$944	$991	$976	$973
Gross profit	$68	$98	$85	$100
Income (loss) from continuing operations(a)	$(13)	$8	$3	$(6)
Net income (loss)	$(13)	$8	$3	$(6)
Earnings per share
Basic:
Income (loss) from continuing operations	$(0.12)	$0.07	$0.03	$(0.06)
Net income (loss)	$(0.12)	$0.07	$0.03	$(0.06)
Diluted:
Income (loss) from continuing operations	$(0.12)	$0.07	$0.03	$(0.06)
Net income (loss)	$(0.12)	$0.07	$0.03	$(0.06)

(a)	Income (loss) from continuing operations includes the following items:

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In millions)

Other operating income (expense):
Transformation costs	$(20)	$—	$—	$—
Closures of converting and production facilities	—	—	—	(9)
Litigation	5	—	—	—
Other charges	—	—	(1)	(4)

	$(15)	$—	$(1)	$(13)

Other non-operating income (expense):
Charges related to early repayment of debt	$—	$—	$(4)	$—
Interest and other income	1	1	1	1

	$1	$1	$(3)	$1

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In millions, except per share)

2007
Total revenues	$1,003	$1,023	$963	$937
Gross profit	$144	$146	$129	$117
Income from continuing operations(a)	$7	$26	$11	$1,158
Discontinued operations	31	40	25	7

Net income	$38	$66	$36	$1,165

Earnings per share(b)
Basic:
Income from continuing operations	$0.07	$0.24	$0.11	$10.88
Discontinued operations	0.29	0.39	0.23	0.08

Net income	$0.36	$0.63	$0.34	$10.96

Diluted:
Income from continuing operations	$0.07	$0.24	$0.11	$10.69
Discontinued operations	0.28	0.38	0.22	0.07

Net income	$0.35	$0.62	$0.33	$10.76

(a)	Income from continuing operations includes the following items:

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In millions)

Gain on sale of timberland	$—	$—	$—	$2,053

Other operating income (expense):
Transformation costs (advisory and legal fees, change of control and employee related)	$(4)	$(4)	$(2)	$(59)
Closures and sales of converting and production facilities and sales of non-strategic assets	—	8	(1)	(62)
Litigation	(10)	—	—	(46)
Environmental remediation	—	—	—	(9)
Other charges	—	(5)	(3)	9

	$(14)	$(1)	$(6)	$(167)

Other non-operating income (expense):
Charges related to early repayment of debt	$—	$—	$—	$(40)
Interest and other income	—	1	1	3

	$—	$1	$1	$(37)

(b)	The sum of earnings per share for the quarters does not equal earnings per share for the year due to the use of average shares outstanding for each period.

Note 19 —	Discontinued Operations

On December 28, 2007, we spun off to our shareholders in tax-free distributions, our real estate segment and our financial services segment, which included certain real estate and minerals activities in our timber and timberland segment.

As a result, we report the assets and liabilities and results of operations of these segments as discontinued operations. Expense allocated to these discontinued operations included interest expense of $7 million in 2007 and $4 million in 2006 and share-based compensation expense of $7 million in 2007 and $8 million in 2006.

In addition, on August 31, 2007 we sold the previously acquired chemical operations. We received cash proceeds of $1 million and recognized a pre-tax loss of $6 million on the sale. Assets of this operation were previously reported as held-for-sale.

A summary of earnings from our discontinued operations follows:

	At Year-End
	2007	2006
	(In millions)

Real estate income before taxes	$41	$83
Financial services income before taxes	138	204
Chemical operations and other(a)	(13)	(2)

Income from discontinued operations before taxes	166	285
Income tax expense	(63)	(104)

Discontinued operations	$103	$181

(a)	2007 includes a $6 million charge for environmental remediation.

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 20 —	Subsequent Events

Dividend Declaration

On February 6, 2009, our Board of Directors declared a quarterly dividend of $0.10 per share payable on March 13, 2009.

Financial Assets and Nonrecourse Financial Liabilities of Special Purpose Entities

On December 19, 2008, Standard and Poor’s lowered its credit rating of one of the letter of credit banks participating in the timber financing transaction effected by our special purpose entities, Dexia Credit Local, to A. On January 16, 2009, SunTrust Bank, at the request of the issuer of the notes, issued substitute letters of credit totaling approximately $500 million in complete replacement of Dexia as a qualified letter of credit issuer in the transaction. In order to maintain a constant deposit margin equal to that paid by Dexia, we were required to pay $12 million to SunTrust. This payment will be amortized through 2027, the remaining life of the transaction, at a rate of less than $1 million per year. Please read Note 5.

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

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in fourth quarter 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Set forth below is certain information about the members of our Board of Directors:

		Year First
		Elected to
Name	Age	the Board	Principal Occupation

Doyle R. Simons	45	2007	Chairman and Chief Executive Officer of Temple-Inland Inc.
Donald M. Carlton	71	2003	Former President and Chief Executive Officer of Radian International LLC
Cassandra C. Carr	64	2004	Senior Advisor, Public Strategies, Inc.
E. Linn Draper, Jr.	67	2004	Former Chairman, President and Chief Executive Officer of American Electric Power Company, Inc.
Larry R. Faulkner	63	2005	President of Houston Endowment Inc.
Jeffrey M. Heller	69	2004	Former Vice Chairman of Electronic Data Systems, Inc.
J. Patrick Maley, III	47	2007	President and Chief Operating Officer of Temple-Inland Inc.
W. Allen Reed	61	2000	Former Chairman of the Board of General Motors Asset Management Corporation
Richard M. Smith	63	2006	Chairman of Newsweek
Arthur Temple III	66	1983	Chairman of the Board of First Bank & Trust, East Texas and the T.L.L. Temple Foundation
R.A. (Al) Walker	52	2008	Senior Vice President of Finance and Chief Financial Officer of Anadarko Petroleum Corporation

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

Securities Authorized for Issuance Under Equity Compensation Plans

Information at year-end 2008 about our compensation plans under which our Common Stock may be issued follows:

(c)
Number of Securities
	(a)	(b)	Remaining Available
	Number of Securities	Weighted-Average	for Future Issuance
	to be Issued Upon	Exercise Price of	Under Equity
	Exercise of Outstanding	Outstanding Options,	Compensation Plans
	Options, Warrants and	Warrants and	(Excluding Securities
Plan Category	Rights	Rights	Reflected in Column(a))

Equity compensation plans approved by security holders	8,029,256	$16.58	None
Equity compensation plans not approved by security holders	None	None	None

Total	8,029,256	$16.58	None

The remaining information required by this item is incorporated by reference from our Definitive Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from our Definitive Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference from our Definitive Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) Documents Filed as Part of Report.

1. Financial Statements

Our consolidated financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K.

2. Financial Statement Schedules

All schedules are omitted as the required information is either inapplicable or the information is presented in our consolidated financial statements and notes thereto in Item 8 above.

3. Exhibits

Exhibit
Number		Exhibit

3.01	—	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended June 30, 2007, and filed with the Commission on August 7, 2007)
3.02	—	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q for the quarter ended June 30, 2007, and filed with the Commission on August 7, 2007)
4.01	—	Form of Specimen Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.03 to registration statement on Form S-8 (Reg. No. 33-27286) filed by the Company with the Commission on March 2, 1989)

Exhibit
Number			Exhibit

4.02		—	Indenture dated as of September 1, 1986, between the Registrant and Bank of New York Trust Company, N.A. (successor to Chemical Bank), as Trustee (or Senior Notes Indenture) (incorporated by reference to Exhibit 4.01 to registration statement on Form S-1 (Reg. No. 33-8362) filed by the Company with the Commission on August 29, 1986)
4.03		—	First Supplemental Indenture to the Senior Notes Indenture, dated as of April 15, 1988, between the Company and Bank of New York Trust Company, N.A. (successor to The Chase Manhattan Bank and Chemical Bank), as Trustee (incorporated by reference to Exhibit 4.02 to registration statement on Form S-3, Registration No. 33-20431, filed with the Commission on March 2, 1988)
4.04		—	Second Supplemental Indenture to the Senior Notes Indenture, dated as of December 27, 1990, between the Company and Bank of New York Trust Company, N.A. (successor to The Chase Manhattan Bank and Chemical Bank), as Trustee (incorporated by reference to Exhibit 4.03 to Form 8-K, filed with the Commission on December 27, 1990)
4.05		—	Third Supplemental Indenture to the Senior Notes Indenture, dated as of May 9, 1991, between the Company and Bank of New York Trust Company, N.A. (successor to The Chase Manhattan Bank and Chemical Bank), as Trustee (incorporated by reference to Exhibit 4 to Form 10-Q for the quarter ended June 29, 1991, filed with the Commission on August 7, 1991)
4.06		—	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, dated February 16, 1989 (incorporated by reference to Exhibit 4.04 to the Company’s Form 10-K for the year ended December 31, 1988, and filed with the Commission on March 21, 1989)
4.07		—	Form of Fixed-rate Medium Term Note, Series F, of the Company (incorporated by reference to Exhibit 4.05 to the Company’s Form 8-K filed with the Commission on June 3, 1998)
4.08		—	Form of 7.875% Senior Notes due 2012 of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Commission on May 3, 2002)
4.09		—	Form of 6.375% Senior Notes due 2016 of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Commission on December 6, 2005)
4.10		—	Form of 6.625% Senior Notes due 2018 of the Company (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed with the Commission on December 6, 2005)
10.01		—	Credit Agreement dated July 28, 2005, with Bank of America, N.A., as administrative agent and L/C Issuer; Citibank, N.A. and The Toronto Dominion Bank, as co-syndication agents; BNP Paribas and The Bank Of Nova Scotia, as co-documentation agents; Banc of America Securities LLC and Citigroup Global Markets Inc., as joint lead arrangers and joint book managers; and the lenders party thereto (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on August 1, 2005)
10	.02*	—	Temple-Inland Inc. 1997 Stock Option Plan (incorporated by reference to the Company’s Definitive Proxy Statement in connection with the Annual Meeting of Shareholders held May 2, 1997, and filed with the Commission on March 17, 1997), as amended May 7, 1999 (incorporated by reference to the Company’s definitive proxy statement in connection with the Annual Meeting of Shareholders held May 7, 1999, and filed with the Commission on March 26, 1999)
10	.03*	—	First amendment to Temple-Inland Inc. 1997 Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 30, 2006, and filed with the Commission on November 7, 2006)
10	.04*	—	Temple-Inland Inc. 2001 Stock Incentive Plan (incorporated by reference to the Company’s definitive proxy statement in connection with the Annual Meeting of Shareholders held May 4, 2001, and filed with the Commission on March 23, 2001)
10	.05*	—	First amendment to Temple-Inland Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended September 30, 2006, and filed with the Commission on November 7, 2006)
10	.06*	—	Temple-Inland Inc. 2003 Stock Incentive Plan (incorporated by reference to Appendix A of the Company’s definitive proxy statement dated March 31, 2003, and prepared in connection with the annual meeting of stockholders held May 2, 2003)
10	.07*	—	First amendment to Temple-Inland Inc. 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended September 30, 2006, and filed with the Commission on November 7, 2006)

Exhibit
Number			Exhibit

10	.08*	—	Form of Nonqualified Stock Option Agreement issued pursuant to the Temple-Inland Inc. 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K for the year ended January 3, 2004, and filed with the Commission on February 23, 2004)
10	.09*	—	Revised Form of Performance Stock Units Agreement issued pursuant to the Temple-Inland Inc. 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.08 to the Company’s Form 10-K for the year ended December 31, 2005, and filed with the commission on March 8, 2006)
10	.10*	—	Revised Form of Restricted Stock Unit Agreement issued pursuant to the Temple-Inland Inc. 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.09 to the Company’s Form 10-K for the year ended December 31, 2005, and filed with the commission on March 8, 2006)
10	.11*	—	Revised Form of Nonqualified Stock Option Agreement for Non-Employee Directors issued pursuant to the Temple-Inland Inc. 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K for the year ended December 31, 2005, and filed with the commission on March 8, 2006)
10	.12*	—	Amendment to outstanding Temple-Inland Option Agreements and Restricted Stock Agreements (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on December 31, 2007)
10	.13*	—	Amended and restated Temple-Inland Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 31, 2007)
10	.14*	—	Amended and restated Temple-Inland Directors’ Fee Deferral Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on December 31, 2007)
10	.15*	—	Amended and Restated Temple-Inland Supplemental Executive Retirement Plan (1)
10	.16*	—	Employment Agreement between the company and Doyle R. Simons, dated August 9, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 10, 2007)
10	.17*	—	Amendment to Employment Agreement between the company and Doyle R. Simons, dated November 7, 2008 (1)
10	.18*	—	Change in Control Agreement dated November 7, 2008, between the Company and J. Patrick Maley III (1)
10	.19*	—	Change in Control Agreement dated November 7, 2008, between the Company and Jack C. Sweeny (1)
10	.20*	—	Change in Control Agreement dated November 7, 2008, between the Company and Randall D. Levy (1)
10	.21*	—	Change in Control Agreement dated November 7, 2008, between the Company and Larry C. Norton (1)
10.22		—	Loan Agreement, dated December 3, 2007, by and among TIN Land Financing, LLC, Citibank, N.A., Citicorp North America, Inc., as Agent, and the other Lenders named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 4, 2007)
10.23		—	Loan Agreement, dated December 3, 2007, by and among TIN Timber Financing, LLC, Citibank, N.A., Citicorp North America, Inc., as Agent, and the other Lenders named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on December 4, 2007)
10.24		—	Pulpwood Supply Agreement, dated October 31, 2007, by and between TIN Inc. and CPT LOGCO, LLC (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2007, and filed with the Commission on February 27, 2008)(2)
10.25		—	Sawtimber Supply Agreement, dated October 31, 2007, by and between TIN Inc. and CPT LOGCO, LLC (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2007, and filed with the Commission on February 27, 2008)(2)
10	.26*	—	Temple-Inland Inc. 2008 Incentive Plan (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2007, and filed with the Commission on February 27, 2008)
10	.27*	—	Form of Nonqualified Stock Option Agreement issued pursuant to the Temple-Inland Inc. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2007, and filed with the Commission on February 27, 2008)
10	.28*	—	Form of Restricted Stock Units Agreement issued pursuant to the Temple-Inland Inc. 2008 Incentive Plan (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2007, and filed with the Commission on February 27, 2008)
10	.29*	—	Form of Restricted Units Agreement issued pursuant to the Temple-Inland Inc. 2008 Stock Incentive Plan (1)
10	.30*	—	Form of Performance Stock Units Agreement issued pursuant to the Temple-Inland Inc. 2008 Incentive Plan (1)

Exhibit
Number			Exhibit

10	.31*	—	Temple-Inland Inc. Bonus Plan for Tier I Level Executives (1)
21		—	Subsidiaries of the Company (1)
23		—	Consent of Ernst & Young LLP (1)
31.1		—	Certification of Chief Executive Officer pursuant to Exchange Act rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
31.2		—	Certification of Chief Financial Officer pursuant to Exchange Act rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
32.1		—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
32.2		—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

*	Management contract or compensatory plan or arrangement.

(1)	Filed herewith

(2)	Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission. The omissions have been indicated with asterisks (“***”), and the omitted text has been filed separately with the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Temple-Inland Inc.
(Registrant)

By:	/s/ Doyle R. Simons
Doyle R. Simons
Chairman of the Board and
Chief Executive Officer

Date: February 20, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Doyle R. Simons Doyle R. Simons	Director, Chairman of the Board, and Chief Executive Officer	February 20, 2009

/s/ Randall D. Levy Randall D. Levy	Chief Financial Officer	February 20, 2009

/s/ Troy L. Hester Troy L. Hester	Principal Accounting Officer	February 20, 2009

/s/ Donald M. Carlton Donald M. Carlton	Director	February 20, 2009

/s/ Cassandra C. Carr Cassandra C. Carr	Director	February 20, 2009

/s/ E. Linn Draper, Jr. E. Linn Draper, Jr.	Director	February 20, 2009

/s/ Larry R. Faulkner Larry R. Faulkner	Director	February 20, 2009

/s/ Jeffrey M. Heller Jeffrey M. Heller	Director	February 20, 2009

/s/ J. Patrick Maley III J. Patrick Maley III	Director	February 20, 2009

/s/ W. Allen Reed W. Allen Reed	Director	February 20, 2009

Signature	Capacity	Date

/s/ Richard M. Smith Richard M. Smith	Director	February 20, 2009

/s/ Arthur Temple III Arthur Temple III	Director	February 20, 2009

/s/ R.A. Walker R.A. Walker	Director	February 20, 2009