Form 10-Q
period 2009-04-04
TEMPLE INLAND INC
filed 2009-05-04
CIK 731939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended April 4, 2009
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From to
Commission File Number: 001-08634
Temple-Inland Inc.
(Exact name of registrant as specified in its charter)

Delaware	75-1903917
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)
1300 MoPac Expressway South, 3rd Floor, Austin, Texas 78746
(Address of Principal Executive Offices, including Zip code)
(512) 434-5800
(Registrant’s telephone number, including area code)
Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of common shares outstanding as of April 4, 2009

Common Stock (par value $1.00 per share)	106,503,626

The Exhibit Index is page 28.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TEMPLE-INLAND INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	First
	Quarter-	Year-End
	End 2009	2008
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$24	$41
Trade receivables, net of allowance for doubtful accounts of $14 in 2009 and $14 in 2008	434	407
Inventories:
Work in process and finished goods	104	104
Raw materials	196	217
Supplies and other	139	137

Total inventories	439	458
Deferred tax asset	69	66
Income taxes receivable	58	57
Prepaid expenses and other	39	44

Total current assets	1,063	1,073
Property and Equipment
Land and buildings	671	671
Machinery and equipment	3,572	3,577
Construction in progress	36	36
Less allowances for depreciation	(2,651)	(2,620)

Total property and equipment	1,628	1,664
Financial Assets of Special Purpose Entities	2,475	2,474
Goodwill	394	394
Other Assets	275	264

TOTAL ASSETS	$5,835	$5,869

LIABILITIES
Current Liabilities
Accounts payable	$155	$162
Accrued employee compensation and benefits	62	84
Accrued interest	21	30
Accrued property taxes	9	12
Other accrued expenses	133	140
Current portion of long-term debt	1	1
Current portion of pension and postretirement benefits	16	17

Total current liabilities	397	446
Long-Term Debt	1,142	1,191
Nonrecourse Financial Liabilities of Special Purpose Entities	2,140	2,140
Deferred Tax Liability	778	750
Liability for Pension Benefits	174	172
Liability for Postretirement Benefits	101	101
Other Long-Term Liabilities	294	292

TOTAL LIABILITIES	5,026	5,092

SHAREHOLDERS’ EQUITY
Temple-Inland Inc. Shareholders’ Equity
Preferred stock — par value $1 per share: authorized 25,000,000 shares; none issued	—	—
Common stock — par value $1 per share: authorized 200,000,000 shares; issued 123,605,344 shares in 2009 and 2008, including shares held in the treasury	124	124
Additional paid-in capital	462	461
Accumulated other comprehensive loss	(184)	(189)
Retained earnings	961	936
Cost of shares held in the treasury: 17,101,718 shares in 2009 and 17,098,808 shares in 2008	(646)	(646)

Total Temple-Inland Inc. shareholders’ equity	717	686
Noncontrolling Interest of Special Purpose Entities	92	91

TOTAL SHAREHOLDERS’ EQUITY	809	777

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,835	$5,869

Please read the notes to consolidated financial statements.

TEMPLE-INLAND INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	First Quarter
	2009	2008
	(Dollars in millions, except per share)
NET REVENUES	$941	$944

COSTS AND EXPENSES
Cost of sales	(797)	(876)
Selling	(29)	(29)
General and administrative	(39)	(33)
Other operating income (expense)	(3)	(12)

	(868)	(950)

OPERATING INCOME (LOSS)	73	(6)
Other non-operating income	10	1
Interest income on financial assets of special purpose entities	12	24
Interest expense on nonrecourse financial liabilities of special purpose entities	(10)	(27)
Interest expense on debt	(19)	(17)

INCOME (LOSS) BEFORE TAXES	66	(25)
Income tax (expense) benefit	(30)	12

NET INCOME (LOSS)	36	(13)
Net income attributable to noncontrolling interest of special purpose entities	(1)	—

NET INCOME (LOSS) ATTRIBUTABLE TO TEMPLE-INLAND INC.	$35	$(13)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	106.7	106.7
Diluted	106.7	107.6
EARNINGS PER SHARE
Basic	$0.33	$(0.12)

Diluted	$0.33	$(0.12)

DIVIDENDS PER SHARE OF COMMON STOCK	$0.10	$0.10

Please read the notes to consolidated financial statements.

TEMPLE-INLAND INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	First Quarter
	2009	2008
	(In millions)
CASH PROVIDED BY (USED FOR) OPERATIONS
Net income (loss)	$35	$(13)
Adjustments:
Depreciation and amortization	51	50
Gains related to purchase and retirement of long-term debt	(10)	—
Non-cash share-based and long-term incentive compensation	9	4
Non-cash pension and postretirement plans	12	27
Cash contribution to pension and postretirement plans	(7)	(39)
Deferred income taxes	24	(11)
Other	—	1
Changes in:
Receivables	(28)	(24)
Inventories	18	2
Accounts payable and accrued expenses	(31)	(327)
Prepaid expenses and other	7	(9)

	80	(339)

CASH PROVIDED BY (USED FOR) INVESTING
Capital expenditures	(19)	(34)
Sale of non-strategic assets and operations	—	3
Other	(1)	(4)

	(20)	(35)

CASH PROVIDED BY (USED FOR) FINANCING
Payments of debt	(57)	(9)
Borrowings under accounts receivable securitization facility, net	48	207
Borrowings under revolving credit facility, net	(31)	6
Fees related to special purpose entities	(15)	—
Changes in book overdrafts	(11)	(11)
Cash dividends paid to shareholders	(10)	(11)
Tax benefit on share-based compensation	—	1

	(76)	183

Effect of exchange rate changes on cash and cash equivalents	(1)	2

Net decrease in cash and cash equivalents	(17)	(189)
Cash and cash equivalents at beginning of period	41	227

Cash and cash equivalents at end of period	$24	$38

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
     We prepare our unaudited interim financial statements in accordance with generally accepted accounting principles and Securities and Exchange Commission requirements for interim financial statements. As a result, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. However, in our opinion, all adjustments considered necessary for a fair presentation have been included. These adjustments are normal recurring accruals, except as noted. These interim operating results are not necessarily indicative of the results that may be expected for the entire year. For further information, please read the financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 3, 2009.
Note 2 — Accounting Pronouncements
New Accounting Pronouncements Adopted January 2009
     Beginning January 2009, we adopted the following new accounting pronouncements:
•	Statement of Financial Accounting Standard (SFAS) No. 141(R), Business Combinations — This standard requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at full fair value. The new standard also changes the approach to determining the purchase price; the accounting for acquisition cost; and several acquisition related accounting practices. We had no business combinations in our first quarter 2009.

•	SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements — This standard specifies that noncontrolling interests be reported as part of equity, not as a liability or other item outside of equity. Upon adoption we reclassified $91 million of noncontrolling interest of special purpose entities to shareholders’ equity.

•	SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — This standard requires enhanced disclosures about how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Adoption did not have a significant effect on our earnings or financial position because we do not currently have any derivative instruments or hedging activities.

•	FASB Staff Position (FSP) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities — This staff position specifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and should be included in the computation of earnings per share pursuant to the two-class method. Adoption did not have an impact on our earnings per share.

•	FSP 157-2, Effective Date of FASB Statement No. 157 — This FSP delayed the effective date of SFAS No. 157, Fair Value Measurements, for certain nonfinancial assets and nonfinancial liabilities. Adoption did not have a significant effect on our earnings or financial position.
Pending Accounting Pronouncements
     Beginning second quarter 2009, we will be required to adopt three new FSPs concerning fair values and impairment of financial instruments. In addition, at year-end 2009, we will be required to adopt FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets.

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
     Based on our current understanding, we do not expect that adoption of these pronouncements will have a significant effect on our earnings or financial position.
Note 3 — Employee Benefit Plans
     Defined benefit and postretirement benefit expense for first quarter consists of:

	Defined Benefits						Postretirement
	Qualified		Supplemental		Total		Benefits
	2009	2008	2009	2008	2009	2008	2009	2008
				(In millions)
Service costs — benefits earned during the period	$6	$7	$—	$—	$6	$7	$—	$—
Interest cost on projected benefit obligation	20	20	—	1	20	21	2	2
Expected return on plan assets	(20)	(21)	—	—	(20)	(21)	—	—
Amortization of prior service costs	1	1	1	1	2	2	—	—
Amortization of actuarial net loss	2	1	—	—	2	1	—	—

Defined benefit expense	$9	$8	$1	$2	$10	$10	$2	$2

     We did not make any voluntary, discretionary contributions to our defined benefit plan in first quarter 2009 or first quarter 2008.
Note 4 — Share-Based and Long-Term Incentive Compensation
     We have shareholder approved share-based compensation plans that permit awards to key employees and non-employee directors in the form of restricted or performance units, restricted stock, or options to purchase shares of our common stock. We also have long-term incentives for key employees in the form of fixed value awards that vest over multiple years. We generally grant awards annually in February, and we use treasury stock to fulfill awards settled in common stock and stock option exercises.
     Share-based and long-term incentive compensation expense consists of:

	First Quarter
	2009	2008
	(In millions)
Restricted or performance units	$4	$—
Restricted stock	—	1
Stock options	3	3

Total share-based compensation expense	7	4
Long-term incentive compensation expense	2	—

Total share-based and long-term incentive compensation expense	$9	$4

     Share-based compensation expense for first quarter 2009 includes expense related to the February 2009 stock options, cash-settled performance units granted to employees, and cash-settled restricted units related to fees earned by non-employee directors. Share-based compensation expense for first quarter 2008 did not include any expense related to the February 2008 stock options granted to employees because these options were issued subject to shareholder approval, which was received on May 2, 2008. The expense related to the 2008 options will be recognized over the remaining vesting period, which began in second quarter 2008.
     Long-term incentive compensation expense is related to fixed value awards that were granted to employees in February 2009. These fixed value awards are not tied to our stock price. The fixed value awards vest after three years, and provide for accelerated vesting upon retirement, death, disability, or if there is a change in control.
     The fair value of share-based and fixed value long-term incentive awards granted to retirement-eligible employees and expensed at the date of grant was $2 million in first quarter 2009 and $4 million in first quarter 2008.

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
     Share-based and long-term incentive compensation expense is included in:

	First Quarter
	2009	2008
	(In millions)
Cost of sales	$2	$6
Selling expense	—	—
General and administrative	7	(2)

Total share-based and long-term incentive compensation expense	$9	$4

Restricted or performance units
     Restricted or performance units generally have a three-year term; vest after three years from the date of grant or the attainment of stated ROI based performance goals, generally measured over a three-year period; and are settled in cash.
     A summary of activity for first quarter 2009 follows:

		Weighted
		Average Grant	Aggregate
		Date Fair Value	Current
	Shares	Per Share	Value
	(In thousands)		(In millions)
Not vested beginning of the year	1,871	$32
Granted	1,395	6
Vested and settled	(406)	36
Forfeited	(8)	25

Not vested end of first quarter 2009	2,852	18	$17

Restricted stock
     Restricted stock awards generally vest after three to six years and provide for accelerated vesting upon retirement, death, disability, or if there is a change in control. There were no restricted stock awards granted in first quarter 2009 or first quarter 2008. There were 10,000 restricted stock awards outstanding at first quarter-end 2009 with a weighted average grant date fair value of $8 per share and an aggregate current value of less than $1 million or $6 per share. There were 41,275 restricted stock awards with a fair value of $6 per share that vested in first quarter 2009.
Stock options
     A summary of activity for first quarter 2009 follows:

			Weighted	Aggregate
		Weighted	Average	Intrinsic Value
		Average	Remaining	(Current value
		Exercise Price	Contractual	less exercise
	Shares	Per Share	Term	price)
	(In thousands)		(In years)	(In millions)
Outstanding beginning of the year	6,903	$17
Granted	1,600	6
Exercised	—	—
Forfeited	(74)	14

Outstanding end of first quarter 2009	8,429	14	7	$—

Exercisable end of first quarter 2009	4,740	15	5	$—

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
     We estimated the fair value of our options granted using the Black-Scholes-Merton option-pricing model and the following assumptions:

	First Quarter
	2009	2008
Expected dividend yield	3.2%	2.1%
Expected stock price volatility	57.5%	28.2%
Risk-free interest rate	2.6%	3.3%
Expected life of options (in years)	8	8

Weighted average estimated fair value of options at grant date	$2.49	$2.02
     The fair value of the February 2008 stock options granted to employees was determined at the time of shareholder approval, May 2, 2008.
Note 5 — Other Operating and Non-operating Income (Expense)

	First Quarter
	2009	2008
	(In millions)
Equity in earnings of joint ventures	$1	$3
Facility closures and headcount reductions	(3)	—
Litigation and other	(1)	5
Transformation costs	—	(20)

Other operating income (expense)	$(3)	$(12)

     Other non-operating income consists of a $10 million gain resulting from the purchase and retirement of $53 million of our long-term debt in first quarter 2009 and $1 million interest income in first quarter 2008.
Note 6 — Comprehensive Income (Loss)
     Comprehensive income (loss) consists of:

	First Quarter
	2009	2008
	(In millions)
Net income (loss)	$36	$(13)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment	2	1
Defined benefit plans	3	11

Other comprehensive income (loss)	5	12

Comprehensive income (loss)	$41	$(1)

Note 7 — Contingencies and Other
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

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Note 8 — Earnings Per Share
     We computed earnings per share by dividing income by weighted average shares outstanding using the following:

	First Quarter
	2009	2008
	(In millions)
Weighted average common shares outstanding — basic	106.7	106.7
Dilutive effect of stock options held by our employees	—	0.8
Dilutive effect of stock options held by Forestar and Guaranty employees	—	0.1

Weighted average shares outstanding — diluted	106.7	107.6

     At first quarter-end 2009 and 2008, there were 1,022,945 and 1,218,127 stock options outstanding that were held by employees of Forestar and Guaranty that were granted prior to their spin-offs on December 28, 2007. These stock options will be considered in our dilution calculation until they are exercised, cancelled or expire.
Note 9 — Financial Assets and Nonrecourse Financial Liabilities of Special Purpose Entities
     On December 19, 2008, credit ratings were lowered for Dexia Credit Local, one of the banks that issued irrevocable letters of credit securing the notes we received in connection with the sale of our strategic timberland in 2007. This required the letters of credit issued by Dexia to be replaced by letters of credit issued by another qualifying financial institution. At the request of the timberland buyer, SunTrust Bank issued substitute letters of credit totaling approximately $500 million on January 16, 2009 and replaced Dexia as a qualified letter of credit issuer in the transaction. We paid $15 million in fees in connection with this substitution.
     On April 23, 2009, the credit rating of SunTrust was lowered to a level that requires another substitution. We are currently working with the timberland buyer and several qualifying financial institutions that have indicated interest in issuing substitute letters of credit to replace SunTrust as a qualified letter of credit issuer in the transaction within the 30 days required by the agreements. As a result of the substitution of SunTrust, the $15 million described above, which was being amortized over the remaining life of the transaction, and any fees that may be incurred in connection with terminating the transaction with SunTrust will be expensed in second quarter 2009.
Note 10 — Segment Information
     We have two business segments: corrugated packaging and building products. Corrugated packaging manufactures linerboard and corrugating medium (collectively referred to as containerboard), that we convert into corrugated packaging, and lightweight gypsum facing paper. Building products manufactures a variety of building products.
     We evaluate performance based on operating income before items not included in segments and income taxes. Items not included in segments represent items managed on a company-wide basis and include corporate general and administrative expense, share-based and long-term incentive compensation, other operating and non-operating income (expense), and interest income and expense. Other operating income (expense) includes gain or loss on sale of assets, asset impairments, and unusual income and expense items. The accounting policies of the segments are the same as those described in the accounting policy notes to the financial statements. Intersegment sales are recorded at market prices. Intersegment sales and shared service expense allocations are netted in costs and expenses.

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

			Items Not
			Included in
	Corrugated	Building	Segments and
	Packaging	Products	Eliminations		Total
For First Quarter 2009 or at First Quarter-End 2009:
(In millions)
Revenues from external customers	$790	$151	$—		$941
Depreciation and amortization	36	12	3		51
Equity income from joint ventures	—	1	—		1
Income (loss) before taxes	105	(2)	(37	)(a)	66
Total assets	2,345	581	2,909		5,835
Investment in equity method investees and joint ventures	3	26	—		29
Goodwill	265	129	—		394
Capital expenditures	16	3	—		19

For First Quarter 2008 or at First Quarter-End 2008:
(In millions)
Revenues from external customers	$776	$168	$—		$944
Depreciation and amortization	35	12	3		50
Equity income from joint ventures	2	1	—		3
Income (loss) before taxes	55	(21)	(59	)(a)	(25)
Total assets	2,312	620	2,808		5,740
Investment in equity method investees and joint ventures	11	23	—		34
Goodwill	236	129	—		365
Capital expenditures	27	6	1		34

(a)	Items not included in segments consist of:

	First Quarter
	2009	2008
	(In millions)
General and administrative expense	$(17)	$(21)
Share-based and long-term incentive compensation	(9)	(4)
Other operating income (expense)	(4)	(15)
Other non-operating income	10	1
Net interest income (expense) on financial assets and nonrecourse financial liabilities of special purpose entities	2	(3)
Interest expense	(19)	(17)

	$(37)	$(59)

Other operating income (expense) applies to:
Corrugated packaging	$(2)	$6
Building products	—	(1)
Unallocated	(2)	(20)

	$(4)	$(15)

Note 11 — Subsequent Event
     On May 1, 2009, our Board of Directors declared a regular quarterly dividend of $0.10 per share payable on June 15, 2009.

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
     In evaluating overall performance, we define ROI as total segment operating income, less general and administrative expense and share-based and long-term incentive compensation not included in segments, divided by total assets, less certain assets and certain current liabilities. We do not believe there is a comparable GAAP financial measure to our definition of ROI. The reconciliation of our ROI calculation to amounts reported under GAAP is included in a later section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Accounting Policies
Critical Accounting Estimates
     In first quarter 2009, there were no changes in our critical accounting estimates from those we disclosed in our Annual Report on Form 10-K for the year 2008.
New Accounting Pronouncements
     Beginning January 2009, we adopted several new accounting pronouncements none of which had a significant effect on our earnings or financial position. Please read Note 2 to the Consolidated Financial Statements for further information.
Results of Operations for First Quarter 2009 and 2008
Summary
     We manage our operations through two business segments: corrugated packaging and building products. A summary of the results of operations by business segment follows:

	First Quarter
	2009	2008
	(Dollars in millions, except per share)
Revenues
Corrugated packaging	$790	$776
Building products	151	168

Total revenues	$941	$944

Segment operating income
Corrugated packaging	$105	$55
Building products	(2)	(21)

Total segment operating income	103	34

Items not included in segments
General and administrative expense	(17)	(21)
Share-based and long-term incentive compensation	(9)	(4)
Other operating income (expense)	(4)	(15)
Other non-operating income	10	1
Net interest income (expense) on financial assets and nonrecourse financial liabilities of special purpose entities	2	(3)
Interest expense on debt	(19)	(17)

Income (loss) before taxes	66	(25)
Income tax (expense) benefit	(30)	12

Net income (loss)	36	(13)
Net income attributable to noncontrolling interest of special purpose entities	(1)	—

Net income (loss) attributable to Temple-Inland Inc.	$35	$(13)

Average basic shares outstanding	106.7	106.7
Average diluted shares outstanding	106.7	107.6

Earnings per basic share	$0.33	$(0.12)

Earnings per diluted share	$0.33	$(0.12)

ROI, annualized	11.2%	1.4%

     In first quarter 2009, significant items affecting net income included:
•	We experienced higher prices and lower volumes, on a per week basis, for our corrugated packaging products compared with first quarter 2008. We also experienced higher prices for gypsum wallboard and medium density fiberboard but lower prices for lumber and lower volumes for particleboard, medium density fiberboard and lumber. Current economic conditions continue to have a negative impact on our shipments.

•	Our manufacturing operations benefited from a decline in most key input costs and from our continuing initiatives to lower costs, improve asset utilization, and increase operating efficiencies.

•	Share-based and long-term incentive compensation increased $5 million compared with first quarter 2008, of which $4 million is due to the effect of our higher share price on our cash settled awards compared with our share price at year-end 2008.

•	We incurred $4 million of costs, of which $3 million is primarily associated with 2008 facility closures and severance related to headcount reductions.

•	We recognized a gain of $10 million in connection with the purchase and retirement of $53 million of our long-term debt.
     In first quarter 2008, significant items affecting net income included:
•	We experienced higher prices and higher volumes for our corrugated packaging products, while we continued to experience lower prices and volumes for most of our building products compared with first quarter 2007.

•	While we continued to see the benefits in our manufacturing operations from our initiative to lower costs, improve asset utilization, and increase operating efficiencies, the increased cost of energy, freight, and fiber more than offset these benefits.

•	Share-based compensation decreased compared with first quarter 2007 due to the effect of our lower share price on our cash settled awards and no share-based compensation expense being recognized on the stock options awarded in first quarter 2008, as they were subject to shareholder approval, which was not obtained until second quarter 2008.

•	We incurred $20 million of costs associated with our transformation plan, of which $15 million was related to a one-time settlement of supplemental retirement benefits. We also decreased litigation reserves by $5 million due to the settlement of the remaining claim related to our antitrust litigation.

•	Interest expense decreased compared with first quarter 2007 primarily due to the December 2007 early pay-off of $286 million of 6.75% Notes and $213 million of 7.875% Senior Notes.
     Our operations are affected to varying degrees by supply and demand factors and economic conditions including changes in energy costs, interest rates, new housing starts, home repair and remodeling activities, and the strength of the U.S. dollar. Given the commodity nature of our manufactured products, we have little control over market pricing or market demand.
Corrugated Packaging
     We manufacture linerboard and corrugating medium (collectively referred to as containerboard) that we convert into corrugated packaging. In July 2008, we purchased our partner’s 50 percent interest in Premier Boxboard Limited LLC (PBL), a joint venture that manufactures containerboard and lightweight gypsum facing paper at a mill in Newport, Indiana. We have integrated the PBL operations into our corrugated packaging system. Late in 2008, we began producing white-top linerboard at the Newport mill. Our corrugated packaging segment revenues are principally derived from the sale of corrugated packaging products and, to a lesser degree, from the sale of containerboard and lightweight gypsum facing paper (collectively referred to as paperboard).

     A summary of our corrugated packaging results follows:

	First Quarter
	2009	2008
	(Dollars in millions)
Revenues	$790	$776
Costs and expenses	(685)	(721)

Segment operating income	$105	$55

Segment ROI	19.9%	11.1%
     Corrugated packaging results for first quarter 2008 would not have been materially different from those reported assuming the purchase of PBL had occurred at the beginning of 2008.
     Fluctuations in corrugated packaging pricing (which includes freight and is net of discounts) and shipments are set forth below:

First Quarter 2009
versus
First Quarter 2008
Increase/(Decrease)
Corrugated packaging
Average prices	3%
Shipments, average week	(4)%
Industry shipments, average week (a)	(10)%

Paperboard
Average prices	(10)%
Shipments, in thousand tons	7

(a)	Source: Fibre Box Association
     The increase in first quarter 2009 paperboard shipments was primarily due to shipments of light-weight gypsum facing paper offset by a decrease in containerboard shipments.
     Compared with fourth quarter 2008, average corrugated packaging prices were down two percent and actual shipments were up four percent, while average paperboard prices were down five percent and shipments were down 76,000 tons.
     Costs and expenses in first quarter 2009, which included the PBL mill that we acquired in July 2008, were down five percent compared with first quarter 2008, and down nine percent compared with fourth quarter 2008. These decreased costs were the result of lower prices for wood fiber, recycled fiber, and freight; lower converting costs; and the impact of the integration and white-top linerboard production at PBL.

     Fluctuations in our significant cost and expense components included:

First Quarter 2009
versus
First Quarter 2008
Increase/(Decrease)
(In millions)
Wood fiber	$(9)
Recycled fiber	(20)
Energy, principally natural gas	(1)
Freight	(3)
Chemicals	3
Depreciation	1
     The costs of our outside purchases of wood and recycled fiber, energy, and freight fluctuate based on the market prices we pay for these commodities. It is likely that these costs will continue to fluctuate for the remainder of 2009.
     Information about our converting facilities and mills follows:

	First Quarter
	2009	2008
Number of converting facilities (at quarter-end)	63	64
Corrugated packaging shipments, in thousand tons	829	827
Paperboard production, in thousand tons	955	914
Percent containerboard production used internally	93%	91%
Percent of total fiber requirements sourced from recycled fiber	44%	36%
     First quarter 2009 paperboard production includes production from our PBL mill that we acquired in July 2008. In first quarter 2009, we reduced our production by 37,000 tons to match our production to demand.
Building Products
     We manufacture lumber, gypsum wallboard, particleboard, medium density fiberboard (MDF), and fiberboard. Our building products segment revenues are principally derived from sales of these products. We also own a 50 percent interest in Del-Tin Fiber LLC, a joint venture that produces MDF at a facility in El Dorado, Arkansas.
     A summary of our building products results follows:

	First Quarter
	2009	2008
	(Dollars in millions)
Revenues	$151	$168
Costs and expenses	(153)	(189)

Segment operating income (loss)	$(2)	$(21)

Segment ROI	(1.5)%	(15.0)%

     Fluctuations in product pricing (which includes freight and is net of discounts) and shipments are set forth below:

First Quarter 2009
versus
First Quarter 2008
Increase/(Decrease)
Lumber:
Average prices	(8)%
Shipments	(6)%
Gypsum wallboard:
Average prices	13%
Shipments	1%
Particleboard:
Average prices	—%
Shipments	(11)%
MDF:
Average prices	6%
Shipments	(11)%
     Demand for most of our building products were down compared with first quarter 2008 due to deteriorating conditions in the housing and remodeling industries. It is possible these conditions will continue for the remainder of 2009.
     Compared with fourth quarter 2008, average prices were flat for MDF and down two percent for gypsum wallboard, five percent for particleboard, and 11 percent for lumber. Shipments were up 13 percent for MDF, 14 percent for gypsum wallboard, and up seven percent for both lumber and particleboard.
     Fluctuations in our significant cost and expense components included:

First Quarter 2009
versus
First Quarter 2008
Increase/(Decrease)
(In millions)
Wood fiber	$(6)
Energy, principally natural gas	(4)
Freight	(3)
Chemicals	(5)
     Costs and expenses were down 19 percent in first quarter 2009 compared with first quarter 2008. The decrease in cost is primarily attributable to curtailment of production to match demand for our products, headcount reductions, the elimination of our hardboard siding production at our fiberboard operations in December 2008, and lower input costs. In first quarter 2008, we incurred $2 million in severance charges for headcount reductions.
     The costs of our outside purchases of fiber, energy, freight, and chemicals fluctuate based on the market prices we pay for these commodities. It is likely that these costs will continue to fluctuate for the remainder of 2009.
     Information about our converting and manufacturing facilities follows:

	First Quarter
	2009	2008
Number of converting and manufacturing facilities (at quarter-end)	16	16
Operating rates for:
Lumber	71%	80%
Gypsum wallboard	55%	51%
Particleboard	62%	66%
MDF	97%	86%

     The low average operating rates for lumber, gypsum wallboard, and particleboard in first quarter 2009 resulted from the curtailment of production to match demand for our products.
Items Not Included In Segments
     Items not included in segments are income and expenses that are managed on a company-wide basis and include corporate general and administrative expense, share-based and long-term incentive compensation, other operating and non-operating income (expense), and interest income and expense.
     The change in share-based and long-term incentive compensation expense was principally due to the effect of our higher share price on our cash settled awards compared with our share price at year-end 2008. No expense was recognized in first quarter 2008 on options awarded in that quarter as they were subject to shareholder approval, which was received on May 2, 2008. Please read Note 4 to the Consolidated Financial Statements for further information.
     Other operating expense not included in business segments totaled $4 million in first quarter 2009 and was primarily associated with 2008 facility closures and severance related to headcount reductions.
     We are continuing our efforts to enhance return on investment by lowering costs, improving operating efficiencies and increasing asset utilization. As a result, we will continue to review operations that are unable to meet return objectives and determine appropriate courses of action, including possibly consolidating and closing converting facilities and selling under-performing assets.
     Other non-operating income (expense) includes gains of $10 million in connection with the purchase and retirement of $20 million of our 7.875% Senior Notes due in 2012, $27 million of our 6.375% Senior Notes due in 2016, and $6 million of our 6.625% Senior Notes due in 2018.
     Net interest income on financial assets and nonrecourse liabilities of special purpose entities relates to the activities of the special purpose entities created to effect the sale of our timberland in October 2007 and their subsequent nonrecourse borrowings in December 2007 and a subsequent letter of credit substitution event. At first quarter-end 2009 and 2008, the interest rate on our financial assets was 1.21 percent and 3.28 percent and the interest rate on our nonrecourse financial liabilities was 1.32 percent and 3.86 percent. These interest rates are variable and are based on different indices and, therefore, may not always reflect the same spread.
     The change in interest expense in first quarter 2009 compared with first quarter 2008 was primarily due to higher levels of debt outstanding.
Goodwill
     Our goodwill totals $394 million of which $265 million is allocated to our corrugated packaging segment and $129 million to the gypsum wallboard component of our building products segment. Substantially all our goodwill is deductible for income tax purposes. We do not believe our goodwill is impaired at first quarter-end 2009.
     Goodwill was tested for impairment at the beginning of fourth quarter 2008 in conjunction with our annual test and again as of year-end 2008 in conjunction with an interim test due in part to the decline in our market capitalization. Both tests indicated that our goodwill was not impaired and that the estimated fair value of the reporting units substantially exceeded their carrying value. In performing these tests, we estimated fair value based on discounted cash flow models, which included estimates of amounts and timing of future cash flows, discount rates, product pricing and shipments, and input costs. We used discount rates between 9.5 percent and 13 percent to discount the estimated future cash flow estimates.
     Since year-end 2008 there have been no changes in the composition of our reporting units and our analysis of first quarter 2009 events and operations, including the improvement in our market capitalization, did not indicate it was likely that there had been any significant deterioration in the estimated fair value of our reporting units. As a result, we did not perform an interim test for goodwill impairment at first quarter-end 2009. If current economic and market conditions continue for a prolonged period or get worse, it is possible that in future periods our goodwill could become impaired, and we would be required to recognize impairment charges, which could possibly be significant.

Income Taxes
     Our effective tax rate was 46 percent in first quarter 2009 and 48 percent in first quarter 2008. Differences between the effective tax rate and the statutory rate are due to state income taxes, nondeductible items, and deferred taxes on unremitted foreign income.
Average Shares Outstanding
     The decrease in average diluted shares outstanding was due to the decrease in the dilutive effect of stock options as a result of our lower share price.
Capital Resources and Liquidity for First Quarter 2009
Sources and Uses of Cash
     We operate in cyclical industries and our operating cash flows vary accordingly. Our principal operating cash requirements are for compensation, wood and recycled fiber, energy, interest, and taxes. Pricing for our corrugated packaging, gypsum wallboard and MDF improved in first quarter 2009. Working capital is subject to cyclical operating needs, the timing of collection of receivables and the payment of payables and expenses and, to a lesser extent, to seasonal fluctuations in our operations.

	First Quarter
	2009	2008
	(In millions)
Cash received from:
Operations (including payments related to our 2007 transformation plan of $39 million in first quarter 2008)	$114	$19
Working capital (including payments related to our 2007 transformation plan of $276 million in first quarter 2008)	(34)	(358)

Cash received from (used for) operations	80	(339)
Sale of non-strategic assets and other	—	4
Borrowing, net	—	193

Total sources	80	(142)

Cash used to:
Reduce borrowings, net	(51)	—
Pay fees related to special purpose entities	(15)	—
Return to shareholders through dividends	(10)	(11)
Reinvest in the business through:
Capital expenditures	(19)	(34)
Joint ventures and other	(1)	(4)

Total uses	(96)	(49)
Effect of exchange rate changes on cash and cash equivalents	(1)	2

Change in cash and cash equivalents	$(17)	$(189)

     We issued 81,887 shares of common stock in first quarter 2008 to employees exercising options. We paid cash dividends to shareholders of $0.10 per share in first quarter 2009 and first quarter 2008. On May 1, 2009, our Board of Directors declared a regular quarterly dividend of $0.10 per share payable on June 15, 2009.
     Capital expenditures are expected to approximate $120 million in 2009 or about 59 percent of expected 2009 depreciation and amortization. The expected reduction of capital expenditures in 2009 is partially the result of the completion of the majority of our box plant transformation to increase efficiencies in our corrugated packaging operations.

Liquidity
Credit Agreements
     Our sources of short-term funding are our operating cash flows and borrowings under our credit agreements and accounts receivable securitization facility. At first quarter-end 2009, we had $685 million in unused borrowing capacity under our committed credit agreements and accounts receivable securitization facility.

		Accounts
	Committed	Receivable
	Credit	Securitization
	Agreements	Facility	Total
		(In millions)
Committed	$835	$250	$1,085
Less: Borrowings and commitments	(150)	(238)	(388)
Temporary adjustment to borrowing base	—	(12)	(12)

Unused borrowing capacity at first quarter-end 2009	$685	$—	$685

     Our committed credit agreements include a $750 million revolving credit facility that expires in 2011. Of the remaining $85 million, $60 million expires in 2009 pursuant to agreements that do not require outstanding borrowings to be repaid until 2011. The remaining $25 million expires in 2010.
     Our accounts receivable securitization facility expires in 2010. At first quarter-end 2009, our borrowing base, which is determined by the level of our trade receivables, was temporarily below the maximum committed amount of the facility by $12 million.
     Our debt agreements, accounts receivable securitization facility, and credit agreements contain terms, conditions, and financial covenants customary for such agreements, including minimum levels of interest coverage and limitations on leverage. We are currently in compliance with these covenants and do not currently anticipate any change in circumstances that would impair our ability to continue to comply with these covenants.
     We believe the amount available under these credit facilities along with our existing cash and cash equivalents and expected cash flows from operations will provide us sufficient funds to meet our operating needs for the foreseeable future. In light of the current conditions in financial markets, we closely monitor the banks in our credit facilities. To date, we have experienced no difficulty in borrowing under the facilities and have not received any indications that any of the participating banks would not be able to honor their commitments under these facilities.
Financial Assets and Nonrecourse Financial Liabilities of Special Purpose Entities
     On December 19, 2008, credit ratings were lowered for Dexia Credit Local, one of the banks that issued irrevocable letters of credit securing the notes we received in connection with the sale of our strategic timberland in 2007. This required the letters of credit issued by Dexia to be replaced by letters of credit issued by another qualifying financial institution. At the request of the timberland buyer, SunTrust Bank issued substitute letters of credit totaling approximately $500 million on January 16, 2009 and replaced Dexia as a qualified letter of credit issuer in the transaction.
     On April 23, 2009, the credit rating of SunTrust was lowered to a level that requires another substitution. We are currently working with the timberland buyer and several qualifying financial institutions that have indicated interest in issuing substitute letters of credit to replace SunTrust as a qualified letter of credit issuer in the transaction within the 30 days required by the agreements.
     If we are unable to arrange a substitution for the SunTrust letters of credit, it is possible that a portion of the deferred taxes from the gain on the sale of our timberlands would become currently payable. We currently have alternative minimum tax credits available to offset a substantial portion of any federal taxes that would become payable. The net payment required would likely be approximately $40 million.

Off-Balance Sheet Arrangements
     At first quarter-end 2009, there were no significant changes in off-balance sheet arrangements from that disclosed in our Annual Report on Form 10-K for the year 2008.
Pension and Postretirement Matters
     We have no minimum funding requirement under ERISA in 2009. We made no voluntary, discretionary contributions to our defined benefit pension plan in first quarter 2009.
Energy
     Energy costs, which includes energy consumed at the PBL mill that we acquired in July 2008, were $78 million in first quarter 2009 compared with $83 million in first quarter 2008. Our energy costs fluctuate based on the market prices we pay for these commodities and on the amount and mix of the types of fuel we may use. We continue to reduce our dependency on natural gas. We hedge very little of our energy needs. It is likely that these costs will continue to fluctuate for the remainder of 2009.
     The Internal Revenue Code allows an excise tax credit for alternative fuel mixtures produced for sale or for use in a trade or business. During first quarter 2009, the IRS approved our registration as an alternative fuel mixer. This registration allows us to file for the excise tax credit. On April 17, 2009, we filed for our first credit totaling about $16 million. However, because the federal regulations relating to the alternative fuel mixture credit are complex and further clarification is needed, we have not recognized any of the credit for financial reporting purposes in first quarter 2009.
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
     Since we filed our Annual Report on Form 10-K for the year 2008, there have been no material developments in pending legal proceedings other than as disclosed in Part II, Item 1 of this report.

Calculation of Non-GAAP Financial Measure

		Corrugated	Building
	Consolidated	Packaging	Products
First Quarter 2009
Return:
Segment operating income determined in accordance with GAAP	$103	105	(2)
Items not included in segments:
General and administrative expense	(17)	N/A	N/A
Share-based and long-term incentive compensation	(9)	N/A	N/A

	$77	105	(2)

Investment:
Beginning of year total assets or segment assets determined in accordance with GAAP	$5,869	2,366	580
Adjustments:
Current liabilities (excluding current portion of long-term debt)	(445)	(257)	(45)
Financial assets of special purpose entities	(2,474)	N/A	N/A
Municipal bonds related to capital leases included in other assets	(188)	N/A	N/A

	$2,762	$2,109	$535

ROI, annualized	11.2%	19.9%	(1.5)%

First Quarter 2008
Return:
Segment operating income determined in accordance with GAAP	$34	$55	$(21)
Items not included in segments:
General and administrative expense	(21)	N/A	N/A
Share-based compensation	(4)	N/A	N/A

	$9	$55	$(21)

Investment:
Beginning of year total assets or segment assets determined in accordance with GAAP	$5,942	$2,301	$623
Adjustments:
Current liabilities (excluding current portion of long-term debt)	(887)	(311)	(63)
Financial assets of special purpose entities	(2,383)	N/A	N/A
Municipal bonds related to capital leases included in other assets	(188)	N/A	N/A
	$2,484	$1,990	$560

ROI, annualized	1.4%	11.1%	(15.0)%

ROI, annualized is not necessarily indicative of the ROI that may be expected for the entire year.

STATISTICAL AND OTHER DATA
     Revenues and unit sales, excluding joint venture operations, follows:

	First Quarter
	2009	2008
	(Dollars in millions)
Revenues
Corrugated Packaging
Corrugated packaging	$751	$737
Paperboard (a) (b)	39	39

	$790	$776

Building Products
Lumber	$46	$53
Particleboard	38	43
Gypsum wallboard	38	34
Medium density fiberboard	18	19
Fiberboard	3	9
Other	8	10

	$151	$168

Unit sales
Corrugated Packaging
Corrugated packaging, thousands of tons	829	827
Paperboard, thousands of tons (a) (b)	89	82

	918	909

Building Products
Lumber, million board feet	188	200
Particleboard, million square feet	107	120
Gypsum wallboard, million square feet	283	280
Medium density fiberboard, million square feet	34	38
Fiberboard, million square feet	17	50

(a)	Paperboard includes containerboard and light-weight gypsum facing paper.

(b)	Comparison of revenue and unit sales of paperboard are affected by the July 25, 2008 purchase of our partner’s interest in Premier Boxboard Limited LLC. The effects on revenues and unit sales for the periods presented are not material.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
     Our interest rate exposure is primarily related to our variable-rate, long-term debt and to the financial assets and nonrecourse financial liabilities of special purpose entities. This exposure is the result of changes in interest rates and also the use of different base rates and the timing of the quarterly interest rate resets on the financial assets and nonrecourse financial liabilities of special purpose entities. As discussed below, the net effect on our pre-tax income of a one percent change in interest rates is zero.
     Our variable-rate debt was $369 million at first quarter-end 2009 and $351 million at year-end 2008. A one percent change in interest rates would change our annual interest expense on variable-rate debt by $3 million.
     Our $2.47 billion of financial assets of special purpose entities require quarterly interest payments based on variable rates that reset quarterly. A one percent change in interest rates would change the annual interest income on these assets $24 million.
     Our $2.14 billion of nonrecourse financial liabilities of special purpose entities require quarterly interest payments based on variable interest rates. The interest rates on these liabilities reflect the lenders’ pooled commercial paper issuance rates plus a margin. A one percent change in interest rates would change the annual interest expense on these borrowings $21 million.
     The following table illustrates the estimated effect on our pre-tax income of immediate, parallel, and sustained shifts in interest rates for the next 12 months at first quarter-end 2009 on our variable-rate debt and our net financial assets and nonrecourse financial liabilities of special purpose entities, with comparative year-end 2008 information.

	Increase (Decrease)
	First Quarter-End 2009			Year-End 2008
		Special			Special
Change in	Variable	Purpose		Variable	Purpose
Interest Rates	Rate Debt	Entities — Net	Total	Rate Debt	Entities — Net	Total
+2%	$(7)	$5	$(2)	$(7)	$5	$(2)
+1%	(3)	3	—	(3)	2	(1)
-1%	3	(3)	—	3	(2)	1
-2%	N/A	N/A	N/A	7	(5)	2
     The down two percent scenario is not applicable at first quarter-end 2009 due to the current low interest rate environment.
Foreign Currency Risk
     In first quarter 2009, there were no significant changes in foreign currency risk from that disclosed in our Annual Report on Form 10-K for the year 2008.
Commodity Price Risk
     In first quarter 2009, there were no significant changes in commodity price risk from that disclosed in our Annual Report on Form 10-K for the year 2008.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Since we filed our Annual Report on Form 10-K for the year 2008, there have been no material developments in pending legal proceedings.
Item 1A. Risk Factors
     There are no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Issuer Purchases of Equity Securities (1)

				Maximum
			Total Number	Number of
			of Shares	Shares That
			Purchased as	May Yet be
		Average	Part of Publicly	Purchased
	Total Number	Price	Announced	Under the
	of Shares	Paid per	Plans or	Plans
Period	Purchased	Share	Programs	or Programs
Month 1 (1/1/2009 — 1/31/2009)	—	$—	—	6,650,000
Month 2 (2/1/2009 — 2/29/2009)	2,910 (2)	$5.64	—	6,650,000
Month 3 (3/1/2009 — 3/31/2009)	—	$—	—	6,650,000

Total	2,910	$5.64	—	6,650,000

(1)	On August 4, 2006, we announced that our Board of Directors authorized the repurchase of up to 6,000,000 shares of our common stock. We have purchased 4,350,000 shares under this authorization, which has no expiration date. On February 2, 2007, we announced that our Board of Directors authorized the purchase of up to an additional 5,000,000 shares of our common stock, increasing the maximum number of shares yet to be purchased under our repurchase plans to 6,650,000 shares. We have no plans or programs that expired during the period covered by the table above and no plans or programs that we intend to terminate prior to expiration or under which we no longer intend to make further purchases.

(2)	Represents shares purchased from employees to pay taxes related to the vesting of restricted shares.

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

TEMPLE-INLAND INC.
(Registrant)

Dated: May 1, 2009	By	/s/ Randall D. Levy Randall D. Levy
Chief Financial Officer

	By	/s/ Troy L. Hester Troy L. Hester
Corporate Controller and
Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Description	Page No.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	29

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	30

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	31

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32