Form 10-Q
period 2009-07-04
TEMPLE INLAND INC
filed 2009-08-07
CIK 731939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended July 4, 2009

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From __________ to ____________

Commission File Number: 001-08634

Temple-Inland Inc.

(Exact name of registrant as specified in its charter)

Delaware	75-1903917
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes             ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Number of common shares outstanding as of July 4, 2009
Common Stock (par value $1.00 per share)	106,508,495

Page 1 of 37	The Exhibit Index is page 33.

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

TEMPLE-INLAND INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)Second Quarter-End 2009	Year-End 2008
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$31	$41
Trade receivables, net of allowance for doubtful accounts of $14 in 2009 and $14 in 2008	448	407
Inventories:
Work in process and finished goods	99	104
Raw materials	174	217
Supplies and other	137	137
Total inventories	410	458
Deferred tax asset	69	66
Income taxes receivable	48	57
Prepaid expenses and other	51	44
Total current assets	1,057	1,073
Property and Equipment
Land and buildings	673	671
Machinery and equipment	3,592	3,577
Construction in progress	41	36
Less allowances for depreciation	(2,691)	(2,620)
Total property and equipment	1,615	1,664
Financial Assets of Special Purpose Entities	2,475	2,474
Goodwill	394	394
Other Assets	261	264
TOTAL ASSETS	$5,802	$5,869
LIABILITIES
Current Liabilities
Accounts payable	$143	$162
Accrued employee compensation and benefits	73	84
Accrued interest	21	30
Accrued property taxes	15	12
Other accrued expenses	136	140
Current portion of long-term debt	1	1
Current portion of pension and postretirement benefits	16	17
Total current liabilities	405	446
Long-Term Debt	1,026	1,191
Nonrecourse Financial Liabilities of Special Purpose Entities	2,140	2,140
Deferred Tax Liability	772	750
Liability for Pension Benefits	167	172
Liability for Postretirement Benefits	100	101
Other Long-Term Liabilities	324	292
TOTAL LIABILITIES	4,934	5,092
SHAREHOLDERS’ EQUITY
Temple-Inland Inc. Shareholders’ Equity
Preferred stock — par value $1 per share: authorized 25,000,000 shares; none issued	—	—
Common stock — par value $1 per share: authorized 200,000,000 shares; issued 123,605,344 shares in 2009 and 2008, including shares held in the treasury	124	124
Additional paid-in capital	464	461
Accumulated other comprehensive loss	(182)	(189)
Retained earnings	1,016	936
Cost of shares held in the treasury: 17,096,849 shares in 2009 and 17,098,808 shares in 2008	(646)	(646)
Total Temple-Inland Inc. shareholders’ equity	776	686
Noncontrolling Interest of Special Purpose Entities	92	91
TOTAL SHAREHOLDERS’ EQUITY	868	777
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,802	$5,869

Please read the notes to consolidated financial statements.

TEMPLE-INLAND INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Second Quarter		First Six Months
	2009	2008	2009	2008
	(Dollars in millions, except per share)

NET REVENUES	$906	$991	$1,847	$1,935
COSTS AND EXPENSES
Cost of sales	(781)	(893)	(1,578)	(1,769)
Selling	(27)	(28)	(56)	(57)
General and administrative	(48)	(39)	(87)	(72)
Other operating income (expense)	78	(1)	75	(13)
	(778)	(961)	(1,646)	(1,911)
OPERATING INCOME	128	30	201	24
Other non-operating income (expense)	(9)	1	1	2
Interest income on financial assets of special purpose entities	7	18	19	42
Interest expense on nonrecourse financial liabilities of special purpose entities	(8)	(18)	(18)	(45)
Interest expense on debt	(17)	(20)	(36)	(37)
INCOME (LOSS) BEFORE TAXES	101	11	167	(14)
Income tax (expense) benefit	(35)	(3)	(65)	9
NET INCOME (LOSS)	66	8	102	(5)
Net income attributable to noncontrolling interest of special purpose entities	––	––	(1)	––
NET INCOME (LOSS) ATTRIBUTABLE TO TEMPLE-INLAND INC.	$66	$8	$101	$(5)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	106.7	106.6	106.7	106.7
Diluted	107.8	107.4	107.2	107.6

EARNINGS PER SHARE
Basic	$0.62	$0.07	$0.95	$(0.05)
Diluted	$0.61	$0.07	$0.94	$(0.05)
DIVIDENDS PER SHARE	$0.10	$0.10	$0.20	$0.20

Please read the notes to consolidated financial statements.

TEMPLE-INLAND INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	First Six Months
	2009	2008
	(In millions)
CASH PROVIDED BY (USED FOR) OPERATIONS
Net income (loss)	$101	$(5)
Noncontrolling interest	1	––
Adjustments:
Depreciation and amortization	101	100
Gains related to purchase and retirement of long-term debt	(18)	––
Write-off of fees related to special purpose entities	17	––
Non-cash share-based and long-term incentive compensation	26	6
Non-cash pension and postretirement expense	24	38
Cash contribution to pension and postretirement plans	(25)	(58)
Deferred income taxes	39	––
Other	(2)	(5)
Changes in:
Receivables	(40)	(45)
Inventories	48	14
Accounts payable and accrued expenses	(24)	(319)
Prepaid expenses and other	4	(15)
	252	(289)
CASH PROVIDED BY (USED FOR) INVESTING
Capital expenditures	(52)	(76)
Sale of non-strategic assets and operations	4	4
Other	(12)	(8)
	(60)	(80)
CASH PROVIDED BY (USED FOR) FINANCING
Payments of debt	(149)	(10)
Borrowings under accounts receivable securitization facility, net	44	229
Borrowings under revolving credit facility, net	(43)	––
Fees related to special purpose entities	(19)	––
Changes in book overdrafts	(15)	(13)
Cash dividends paid to shareholders	(21)	(21)
	(203)	185
Effect of exchange rate changes on cash and cash equivalents	1	1
Net decrease in cash and cash equivalents	(10)	(183)
Cash and cash equivalents at beginning of period	41	227
Cash and cash equivalents at end of period	$31	$44

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

Note 2 – Accounting Pronouncements

New Accounting Pronouncements

Beginning January 2009, we adopted the following new accounting pronouncements:

•

Statement of Financial Accounting Standard (SFAS) No. 141(R), Business Combinations – This standard requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at full fair value. The new standard also changes the approach to determining the purchase price; the accounting for acquisition cost; and several acquisition related accounting practices. We had no business combinations in first six months 2009.

•

SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements – This standard specifies that noncontrolling interests be reported as part of equity, not as a liability or other item outside of equity. Upon adoption we reclassified $91 million of noncontrolling interest of special purpose entities to shareholders’ equity.

•

SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – This standard requires enhanced disclosures about how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Adoption did not have a material effect on our earnings or financial position because we do not have any significant derivative instruments or hedging activities.

•

FASB Staff Position (FSP) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities – This staff position specifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and should be included in the computation of earnings per share pursuant to the two-class method. Adoption did not have an impact on our earnings per share.

•

FSP FAS 157-2, Effective Date of FASB Statement No. 157 – This FSP delayed the effective date of SFAS No. 157, Fair Value Measurements, for certain nonfinancial assets and nonfinancial liabilities. Adoption did not have a significant effect on our earnings or financial position.

Beginning second quarter 2009, we adopted the following new accounting pronouncements:

•

FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments – This FSP provides a new other-than-temporary model for debt securities. Adoption did not have a significant effect on our earnings or financial position.

•

FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly – This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased and identifying circumstances that indicate a transaction is not orderly. Adoption did not have a significant effect on our earnings or financial position.

•

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments – This FSP expands the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to interim reporting periods. We provided these disclosures for second quarter 2009 in Note 10.

•

SFAS No. 165, Subsequent Events – This statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Adoption did not have a significant effect on our earnings or financial position.

Pending Accounting Pronouncements

At year-end 2009, we will be required to adopt:

•

FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets – This FSP amends Statement 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to require more detailed disclosures about assets of a defined benefit pension or other postretirement plan. Based on our current understanding, we do not expect the adoption of this pronouncement will have a significant effect on our earnings or financial position.

•

SFAS No. 167, Amendments to FASB Interpretations No. 46(R) – This statement amends certain requirements of FASB Interpretations No. 46(R), Consolidation of Variable Interest Entities, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. We are currently evaluating the provisions of this statement.

Note 3 – Employee Benefit Plans

Defined benefit and postretirement benefit expense consists of:

	Defined Benefits						Postretirement Benefits
	Qualified		Supplemental		Total
	2009	2008	2009	2008	2009	2008	2009	2008
Second Quarter:	(In millions)
Service costs – benefits earned during the period	$5	$7	$1	$––	$6	$7	$1	$1
Interest cost on projected benefit obligation	20	20	1	––	21	20	1	2
Expected return on plan assets	(19)	(21)	––	––	(19)	(21)	––	––
Amortization of prior service costs	––	1	––	1	––	2	(1)	(1)
Amortization of actuarial net loss	3	––	––	1	3	1	––	––
Benefit expense	$9	$7	$2	$2	$11	$9	$1	$2

First Six Months:
Service costs – benefits earned during the period	$11	$14	$1	$––	$12	$14	$1	$1
Interest cost on projected benefit obligation	40	40	1	1	41	41	3	4
Expected return on plan assets	(39)	(42)	––	––	(39)	(42)	––	––
Amortization of prior service costs	1	2	1	2	2	4	(1)	(1)
Amortization of actuarial net loss	5	1	––	1	5	2	––	––
Benefit expense	$18	$15	$3	$4	$21	$19	$3	$4

We made $15 million in voluntary, discretionary contributions to our qualified defined benefit plan in first six months 2009 and 2008.

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Note 4 – Share-Based and Long-Term Incentive Compensation

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

Share-based and long-term incentive compensation expense consists of:

	Second Quarter		First Six Months
	2009	2008	2009	2008
	(In millions)
Restricted or performance units	$15	$(1)	$19	$(1)
Restricted stock	––	––	––	1
Stock options	1	3	4	6
Total share-based compensation expense	16	2	23	6
Long-term incentive compensation expense	1	––	3	––
Total share-based and long-term incentive compensation expense	$17	$2	$26	$6

Long-term incentive compensation is related to fixed value awards that were granted to employees in February 2009. These fixed value awards are not tied to our stock price. The fixed value awards vest after three years and provide for accelerated vesting upon retirement, death, disability, or if there is a change in control.

Share-based and long-term compensation expense is included in:

	Second Quarter		First Six Months
	2009	2008	2009	2008
	(In millions)
Cost of sales	$1	$1	$3	$4
Selling	2	1	2	1
General and administrative	14	––	21	1
Total share-based and long-term incentive compensation expense	$17	$2	$26	$6

Restricted or performance units

Restricted or performance units generally have a three-year term; vest after three years from the date of grant or the attainment of stated ROI based performance goals, generally measured over a three-year period; and are settled in cash.

A summary of activity for first six months 2009 follows:

	Shares	Weighted Average Grant Date Fair Value Per Share	Aggregate Current Value
	(In thousands)		(In millions)
Not vested beginning of year	1,871	$32
Granted	1,395	6
Vested and settled	(433)	36
Forfeited	(12)	27
Not vested end of second quarter 2009	2,821	18	$36

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Unrecognized share-based compensation expense related to non-vested restricted or performance units was $25 million at second quarter-end share price of $13 per share. It is likely that this cost will be recognized over the next two years. The fair value of awards settled in cash in first six months 2009 was $4 million.

Restricted stock

Restricted stock awards generally vest after three to six years and provide for accelerated vesting upon retirement, death, disability, or a change in control. There were no restricted stock awards granted in first six months 2009 or first six months 2008. There were no restricted stock awards outstanding at second quarter-end 2009. There were 51,275 restricted stock awards with a fair value of $7 per share that vested in first six months 2009.

Stock options

Stock options have a ten-year term, generally become exercisable ratably over four years and provide for accelerated or continued vesting upon retirement, death, disability, or if there is a change in control. Options are granted with an exercise price equal to the market value of our common stock on the date of grant.

A summary of activity for first six months 2009 follows:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (Current value less exercise price)
	(In thousands)		(In years)	(In millions)
Outstanding beginning of year	6,903	$17
Granted	1,600	6
Exercised	(3)	7
Forfeited	(185)	16
Outstanding end of second quarter 2009	8,315	14	7	$19

Exercisable end of second quarter 2009	4,656		5	$7

Unrecognized share-based compensation expense related to non-vested stock options awards was $7 million at second quarter-end 2009. It is likely that this cost will be recognized over the next two years.

We estimated the fair value of our options using the Black-Scholes-Merton option-pricing model and the following assumptions:

	First Six Months
	2009	2008
Expected dividend yield	3.2%	2.1%
Expected stock price volatility	57.5%	28.2%
Risk-free interest rate	2.6%	3.3%
Expected life of options (in years)	8	8

Weighted average estimated fair value of options at grant date	$2.49	$2.02

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Note 5 – Other Operating and Non-operating Income (Expense)

	Second Quarter		First Six Months
	2009	2008	2009	2008
	(In millions)
Other Operating Income (Expense):
Equity in earnings of joint ventures	$1	$2	$2	$5
Gain (loss) on sale of property and equipment	2	(3)	2	(3)
Alternative fuel mixture tax credits, net of costs	77	––	77	––
Litigation	(1)	––	(2)	5
Facility closures and headcount reductions	(1)	––	(4)	––
Transformation costs	––	––	––	(20)
Other operating income (expense)	$78	$(1)	$75	$(13)

Other Non-operating Income (Expense):
Substitution costs	$(17)	$––	$(17)	$––
Gain on purchase and retirement of debt	8	––	18	––
Interest income	––	1	––	2
Other non-operating income(expense)	$(9)	$1	$1	$2

The Internal Revenue Code allows an excise tax credit for alternative fuel mixtures produced for sale or for use in a trade or business. The IRS approved our registration as an alternative fuel mixer, allowing us to file for the excise tax credit. Through second quarter-end 2009, we recognized alternative fuel mixture tax credits of $79 million and incurred related costs of $2 million.

We incurred substitution costs of $17 million related to the replacement of a qualified letter of credit issuer. Please read Note 11. In first six months 2009, we purchased and retired $154 million of our long-term debt, resulting in a gain of $18 million.

Note 6 – Income Taxes

In second quarter 2009, we provided for $30 million in unrecognized tax benefits, related to our tax position for alternative fuel mixture tax credits. Our unrecognized tax benefits totaled $54 million at second quarter-end 2009, of which $43 million would affect our effective tax rate if recognized. We anticipate that our unrecognized tax benefits may increase $55 million to $60 million over the remainder of 2009.

Note 7 – Comprehensive Income (Loss)

Comprehensive income (loss) consists of:

	Second Quarter		First Six Months
	2009	2008	2009	2008
	(In millions)
Net income (loss)	$66	$8	$102	$(5)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment	1	5	3	6
Defined benefit plans	1	1	4	12
Other comprehensive income (loss)	2	6	7	18
Comprehensive income (loss)	$68	$14	$109	$13

Note 8 – Contingencies and Other

We are involved in various legal proceedings that arise from time to time in the ordinary course of doing business and believe that adequate reserves have been established for any probable losses. Expenses related to litigation are included in operating income. We do not believe that the outcome of any of these proceedings would have a significant adverse effect on our financial position, long-term results of operations, or cash flows. It is

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

possible, however, that charges related to these matters could be significant to our results or cash flows in any one accounting period.

Note 9 – Earnings Per Share

We computed earnings per share by dividing income by weighted average shares outstanding using the following:

	Second Quarter		First Six Months
	2009	2008	2009	2008
	(In millions)
Weighted average common shares outstanding - basic	106.7	106.6	106.7	106.7
Dilutive effect of stock options held by our employees	1.0	0.7	0.5	0.8
Dilutive effect of stock options held by Forestar and Guaranty employees	0.1	0.1	––	0.1
Weighted average shares outstanding - diluted	107.8	107.4	107.2	107.6

At second quarter-end 2009 and 2008, there were 996,463 and 1,203,816 stock options outstanding held by employees of Forestar and Guaranty. These options were granted prior to the spin-offs of Forestar and Guaranty on December 28, 2007. These stock options will be considered in our dilution calculation until they are exercised, cancelled or expire.

At second quarter-end 2009 and 2008, 7,279,828 and 5,151,441 stock options outstanding held by our employees and 941,827 and 864,160 stock options outstanding held by employees of Forestar and Guaranty were not included in the computation of diluted earnings per share because they were antidilutive.

Note 10 — Fair Values and Fair Value Measurements of Financial Instruments

SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair values as follows:

Level 1 — Observable inputs such as quoted prices in active markets.

Level 2 — Inputs, other than quoted prices in active markets, that are observable either directly or indirectly.

Level 3 — Unobservable inputs in which there is little or no market data, which require a reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value are based on one or more of the following valuation techniques:

Market approach	—	Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.
Cost approach	—	Amount that would be required to replace the service capacity of an asset (replacement cost).
Income approach	—	Techniques to convert future amounts to a single present amount based on market expectations (including present-value techniques, option-pricing and excess earning models).

Carrying value and the estimated fair value and related valuation techniques of our financial instruments are:

	At Second Quarter-End 2009		At Year-End 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
(In millions)
Financial Liabilities
Fixed rate, long-term debt	$ 674	$ 634	$ 841	$ 680	Level 2 - Market Approach

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

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

At second quarter-end 2009, we had guaranteed joint venture obligations principally related to fixed-rate debt instruments and letters of credit totaling $16 million. The estimated fair value of these guarantees is not significant.

Note 11 – Financial Assets and Nonrecourse Financial Liabilities of Special Purpose Entities

On April 23, 2009, the credit ratings of SunTrust Bank, one of the banks issuing irrevocable letters of credit securing the notes we received in connection with the sale of our strategic timberland in 2007, were lowered to a level that required the letters of credit issued by SunTrust to be replaced by letters of credit issued by another qualifying financial institution.

On May 21, 2009, Coöperative Centrale Raiffeisen-Boerenleenbank B.A., commonly known as Rabobank, at the request of the timberland buyer, issued substitute letters of credit totaling approximately $500 million in complete replacement of SunTrust as a qualified letter of credit issuer in the transaction. In connection with the substitution, we paid approximately $3 million in fees to Rabobank, which will be amortized through 2027, the remaining life of the transaction.

As a result of the substitution of SunTrust, we recognized $17 million of other non-operating expense in second quarter 2009, which consisted of $15 million in fees that we paid in connection with the issuance of the SunTrust letters of credit, which were being amortized over the life of the letters of credit, and $2 million of other fees associated with terminating the transaction with SunTrust.

Note 12 – Segment Information

We have two business segments: corrugated packaging and building products. Corrugated packaging manufactures linerboard and corrugating medium (collectively referred to as containerboard), that we convert into corrugated packaging, and lightweight gypsum facing paper. Building products manufactures a variety of building products, including lumber, gypsum wallboard, particleboard, medium density fiberboard (or MDF), and fiberboard.

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

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

	Corrugated Packaging	Building Products	Items Not Included in Segments and Eliminations		Total
	(In millions)
Second Quarter 2009:
Revenues from external customers	$ 762	$ 144	$ ––		$ 906
Depreciation and amortization	37	11	2		50
Equity income from joint ventures	––	1	––		1
Income (loss) before taxes	91	(3)	13	(a)	101
Capital expenditures	26	6	1		33

First Six Months 2009 or at Second Quarter-End 2009:
Revenues from external customers	$ 1,552	$ 295	$ ––		$ 1,847
Depreciation and amortization	73	23	5		101
Equity income from joint ventures	––	2	––		2
Income (loss) before taxes	196	(5)	(24	) (a)	167
Total assets	2,321	578	2,903		5,802
Investment in equity method investees and joint ventures	3	27	––		30
Goodwill	265	129	––		394
Capital expenditures	42	9	1		52

Second Quarter 2008:
Revenues from external customers	$ 798	$ 193	$ ––		$ 991
Depreciation and amortization	36	12	2		50
Equity income from joint ventures	2	––	––		2
Income (loss) before taxes	52	1	(42	)(a)	11
Capital expenditures	36	4	2		42

First Six Months 2008 or at Second Quarter-End 2008:
Revenues from external customers	$ 1,574	$ 361	$ ––		$ 1,935
Depreciation and amortization	71	24	5		100
Equity income from joint ventures	4	1	––		5
Income (loss) before taxes	107	(20)	(101	) (a)	(14)
Total assets	2,324	616	2,818		5,758
Investment in equity method investees and joint ventures	12	24	––		36
Goodwill	236	129	––		365
Capital expenditures	63	10	3		76

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

(a) Items not included in segments consist of:

	Second Quarter		First Six Months
	2009	2008	2009	2008
	(In millions)
General and administrative expense	$(18)	$(21)	$(35)	$(42)
Share-based and long-term incentive compensation	(17)	(2)	(26)	(6)
Other operating income (expense)	75	––	71	(15)
Other non-operating income (expense)	(9)	1	1	2
Net interest income (expense) on financial assets and nonrecourse financial liabilities of special purpose entities	(1)	––	1	(3)
Interest expense on debt	(17)	(20)	(36)	(37)
	$13	$(42)	$(24)	$(101)

Other operating income (expense) applies to:
Corrugated packaging	$76	$––	$74	$6
Building products	––	––	––	(1)
Unallocated	(1)	––	(3)	(20)
	$75	$––	$71	$(15)

Note 13 – Subsequent Event

On August 7, 2009, our Board of Directors declared a regular quarterly dividend of $0.10 per share payable on September 15, 2009.

We evaluated events through August 7, 2009, the date these financial statements were filed with the Securities and Exchange Commission.

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

In evaluating overall performance, we define ROI as total segment operating income, less general and administrative expenses and share-based and long-term incentive compensation not included in segments, divided by total assets, less certain assets and certain current liabilities. We do not believe there is a comparable GAAP financial measure to our definition of ROI. The reconciliation of our ROI calculation to amounts reported under GAAP is included in a later section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Accounting Policies

Critical Accounting Estimates

In first six months 2009, there were no changes in our critical accounting estimates from those we disclosed in our Annual Report on Form 10-K for the year 2008.

New Accounting Pronouncements

In first six months 2009, we adopted several new accounting pronouncements none of which had a significant effect on our earnings or financial position. Please read Note 2 to the Consolidated Financial Statements for further information.

Results of Operations for Second Quarter and First Six Months 2009 and 2008

Summary

We manage our operations through two business segments: corrugated packaging and building products. A summary of the results of operations by business segment follows:

	Second Quarter		First Six Months
	2009	2008	2009	2008
	(In millions, except per share)
Revenues
Corrugated packaging	$762	$798	$1,552	$1,574
Building products	144	193	295	361
Total revenues	$906	$991	$1,847	$1,935
Segment operating income
Corrugated packaging	$91	$52	$196	$107
Building products	(3)	1	(5)	(20)
Total segment operating income	88	53	191	87
Items not included in segments
General and administrative expense	(18)	(21)	(35)	(42)
Share-based and long-term incentive compensation	(17)	(2)	(26)	(6)
Other operating income (expense)	75	––	71	(15)
Other non-operating income (expense)	(9)	1	1	2
Net interest income (expense) on financial assets and nonrecourse financial liabilities of special purpose entities	(1)	––	1	(3)
Interest expense on debt	(17)	(20)	(36)	(37)
Income (loss) before taxes	101	11	167	(14)
Income tax (expense) benefit	(35)	(3)	(65)	9
Net income (loss)	66	8	102	(5)
Net income attributable to noncontrolling interest of special purpose entities	––	––	(1)	––
Net income (loss) attributable to Temple-Inland Inc.	$66	$8	$101	$(5)

Average basic shares outstanding	106.7	106.6	106.7	106.7
Average diluted shares outstanding	107.8	107.4	107.2	107.6

Earnings per basic share	$0.62	$0.07	$0.95	$(0.05)
Earnings per diluted share	$0.61	$0.07	$0.94	$(0.05)

ROI, annualized			9.4%	3.1%

In first six months 2009, significant items affecting net income included:

•	We experienced higher prices and lower volumes for our corrugated packaging products compared with first six months 2008.
•	We experienced lower prices and volumes for most of our building products compared with first six months 2008.
•

We benefited from a decline in most key input costs compared with first six months 2008 and from our continuing initiatives to lower costs, improve asset utilization, and increase operating efficiencies.

•

Share-based and long-term incentive compensation increased $20 million compared with first six months 2008 primarily due to the increase in our share price during the period on our cash-settled awards.

•	We recognized other operating income of $77 million related to alternative fuel mixture tax credits, net of related costs.
•	We incurred $6 million of other operating expense primarily associated with 2008 facility closures and severance related to headcount reductions.
•	We recognized a gain of $18 million in connection with the purchase and retirement of $154 million of our long-term debt.
•

We recognized $17 million of non-operating expense associated with the replacement of an issuer of irrevocable letters of credit securing the notes we received in connection with the 2007 sale of our strategic timberland.

In first six months 2008, significant items affecting net income (loss) included:

•	We experienced higher prices and slightly higher volumes for our corrugated packaging products compared with first six months 2007.
•	We continued to experience lower prices and volumes for most of our building products compared with first six months 2007. Building products benefited from significant cost reduction activities.
•

While we continued to see the benefits from our initiative to lower costs, improve asset utilization, and increase operating efficiencies, the increased cost of energy, freight, chemicals, and fiber compared with first six months 2007 more than offset these benefits.

•	Share-based compensation decreased compared with first six months 2007 due to the decrease in our share price during the period on our cash-settled awards.
•

We incurred $20 million of costs associated with our transformation plan, of which $15 million was related to the settlement of supplemental retirement benefits. We also decreased litigation reserves by $5 million due to the settlement of the remaining claim related to our antitrust litigation.

•	Interest expense decreased primarily due to the December 2007 early pay-off of $286 million of 6.75% Senior Notes and $213 million of 7.875% Senior Notes.

Our operations are affected to varying degrees by supply and demand factors and economic conditions including changes in energy costs, interest rates, new housing starts, home repair and remodeling activities, and the strength of the U.S. dollar. Given the commodity nature of our manufactured products, we have little control over market pricing or market demand.

Corrugated Packaging

We manufacture linerboard and corrugating medium (collectively referred to as containerboard) that we convert into corrugated packaging. In July 2008, we purchased our partner’s 50 percent interest in Premier Boxboard Limited LLC (PBL), a joint venture that manufactured containerboard and lightweight gypsum facing paper at a mill in Newport, Indiana. We have integrated the PBL operations into our corrugated packaging system. Late in 2008, we began producing white-top linerboard at the Newport mill. Our corrugated packaging segment revenues are principally derived from the sale of corrugated packaging products and, to a lesser degree, from the sale of containerboard and lightweight gypsum facing paper (collectively referred to as paperboard).

A summary of our corrugated packaging results follows:

	Second Quarter		First Six Months
	2009	2008	2009	2008
	(Dollars in millions)
Revenues	$762	$798	$1,552	$1,574
Costs and expenses	(671)	(746)	(1,356)	(1,467)
Segment operating income	$91	$52	$196	$107

Segment ROI			18.6%	10.8%

Corrugated packaging results for first six months 2008 would not have been materially different from those reported assuming the purchase of PBL had occurred at the beginning of 2008.

Fluctuations in corrugated packaging pricing (which includes freight and is net of discounts) and shipments are set forth below:

	Second Quarter 2009 versus Second Quarter 2008	First Six Months 2009 versus First Six Months 2008
	Increase/(Decrease)
Corrugated packaging
Average prices	(1)%	1%
Shipments, average week	––	(3)%
Industry shipments, average week(a)	(9)%	(9)%

Paperboard
Average prices	(13)%	(11)%
Shipments, in thousand tons	14	21

(a)	Source: Fibre Box Association

The increase in second quarter and first six months 2009 paperboard shipments was primarily due to shipments of light-weight gypsum facing paper offset by a decrease in containerboard shipments.

Compared with first quarter 2009, average corrugated packaging prices were down five percent and average weekly shipments were up six percent, principally due to normal seasonal fluctuations, while average linerboard prices were down six percent and shipments were down 3,000 tons.

Costs and expenses in second quarter 2009, which includes the Newport mill that we acquired in July 2008, were down ten percent compared with second quarter 2008, and down two percent compared with first quarter 2009. These decreased costs were primarily the result of lower prices for wood fiber, recycled fiber, energy, and freight; lower converting costs; and reduced outside purchases of white-top linerboard and medium due to the integration of PBL. In addition, in second quarter 2009 we recognized $1 million in business interruption insurance proceeds in cost of sales, related to a first quarter 2009 equipment outage at our mill in Maysville, Kentucky.

Fluctuations in our significant cost and expense components included:

	Second Quarter 2009 versus Second Quarter 2008	First Six Months 2009 versus First Six Months 2008
	Increase/(Decrease) (In millions)
Wood fiber	$(14)	$(23)
Recycled fiber	(14)	(34)
Energy, principally natural gas	(19)	(20)
Freight	(8)	(11)
Chemicals	(2)	1
Depreciation	1	2

The costs of wood and recycled fiber, energy, chemicals, and freight fluctuate based on the market prices we pay for these commodities. It is likely that these costs will continue to fluctuate for the remainder of 2009.

Information about our converting facilities and mills follows:

	Second Quarter		First Six Months
	2009	2008	2009	2008
Number of converting facilities (at quarter-end)	63	64	63	64
Corrugated packaging shipments, in thousand tons	836	867	1,665	1,694
Paperboard production, in thousand tons	960	914	1,915	1,828
Percent containerboard production used internally	93%	92%	93%	92%
Percent total fiber requirements sourced from recycled fiber	45%	36%	45%	36%

Second quarter and first six months 2009 paperboard production includes production from our Newport mill that we acquired in July 2008. In first six months 2009, we reduced our production by 37,000 tons to match our production to our demand.

Building Products

We manufacture lumber, gypsum wallboard, particleboard, medium density fiberboard (MDF), and fiberboard. Our building products segment revenues are principally derived from sales of these products. We also own a 50 percent interest in Del-Tin Fiber LLC, a joint venture that produces MDF at a facility in El Dorado, Arkansas.

A summary of our building products results follows:

	Second Quarter		First Six Months
	2009	2008	2009	2008
	(Dollars in millions)
Revenues	$144	$193	$295	$361
Costs and expenses	(147)	(192)	(300)	(381)
Segment operating income (loss)	$(3)	$1	$(5)	$(20)

Segment ROI			(1.9)%	(7.1)%

Fluctuations in product pricing (which includes freight and is net of discounts) and shipments are set forth below:

	Second Quarter 2009 versus Second Quarter 2008	First Six Months 2009 versus First Six Months 2008
	Increase/(Decrease)
Lumber:
Average prices	(21)%	(15)%
Shipments	(10)%	(8)%
Gypsum wallboard:
Average prices	4%	8%
Shipments	(7)%	(3)%
Particleboard:
Average prices	(5)%	(2)%
Shipments	(27)%	(19)%
MDF:
Average prices	(1)%	3%
Shipments	(18)%	(14)%

Pricing for most and demand for all of our building products were down compared with first six months 2008 due to deteriorating conditions in the housing industry. It is likely these conditions will continue for the remainder of 2009.

Compared with first quarter 2009, average prices were flat for lumber and down three percent for MDF, four percent for particleboard, and six percent for gypsum wallboard. Shipments were down seven percent for particleboard, two percent for lumber, eight percent for gypsum wallboard, and nine percent for MDF.

Costs and expenses were down 21 percent in first six months 2009 compared with first six months 2008. The decrease in costs is primarily attributable to curtailment of production to match demand for our products and headcount reductions. In addition, in second quarter 2009, we recognized a $3 million gain from a sale in lieu of condemnation of land near our lumber mill in Rome, Georgia, and we incurred costs of about $1 million related to an indefinite shutdown of our lumber mill in Buna, Texas. In first six months 2008, we incurred $2 million in severance charges for headcount reductions.

Fluctuations in our significant cost and expense components included:

	Second Quarter 2009 versus Second Quarter 2008	First Six Months 2009 versus First Six Months 2008
	Increase/(Decrease) (In millions)
Wood fiber	$(11)	$(17)
Energy, principally natural gas	(10)	(14)
Chemicals	(8)	(13)
Freight	(7)	(10)

The costs of our fiber, energy, chemicals, and freight fluctuate based on the market prices we pay for these commodities. It is likely that these costs will continue to fluctuate for the remainder of 2009.

Information about our converting and manufacturing facilities follows:

	Second Quarter		First Six Months
	2009	2008	2009	2008
Number of converting and manufacturing facilities (at quarter-end)	16	16	16	16
Operating rates for:
Lumber	63%	81%	71%	95%
Gypsum wallboard	51%	52%	53%	52%
Particleboard	62%	76%	62%	70%
MDF	93%	109%	95%	101%

The number of converting and manufacturing facilities and the operating rates include our lumber mill in Buna, Texas, which was indefinitely shutdown in second quarter 2009. The lower average operating rates in first six months 2009 resulted from the curtailment of production to match demand for our products.

Items Not Included in Segments

Items not included in segments are income and expenses that are managed on a company-wide basis and include corporate general and administrative expense, share-based and long-term incentive compensation, other operating and non-operating income (expense), and interest income and expense.

The change in share-based and long-term incentive compensation was principally due to the effect on our cash-settled awards from our share price being higher at end of the period compared with our share price at year-end 2008. Please read Note 4 to the Consolidated Financial Statements for further information.

Other operating income not included in business segments totaled $71 million in first six months 2009 and included income of $77 million related to alternative fuel mixture tax credits, net of related costs and, charges of $6 million primarily associated with 2008 facility closures and severance related to headcount reductions.

We are continuing our efforts to enhance return on investment by lowering costs, improving operating efficiencies and increasing asset utilization. As a result, we will continue to review operations that are unable to meet return objectives and determine appropriate courses of action, including possibly consolidating and closing converting facilities and selling under-performing assets.

Other non-operating income (expense) for first six months 2009 includes costs of $17 million associated with the replacement of SunTrust Bank as an issuer of irrevocable letters of credit securing the notes we received in connection with the sale of our strategic timberland in 2007. The $17 million consists of $15 million in fees that we paid in connection with the issuance of the SunTrust letters of credit, which was being amortized over the life of the letters of credit, and $2 million in other fees associated with terminating the transaction with SunTrust. Other non-operating income (expense) also includes gains of $18 million in connection with the purchase and retirement of $28 million of our 7.875% Senior Notes due in 2012, $120 million of our 6.375% Senior Notes due in 2016, and $6 million of our 6.625% Senior Notes due in 2018.

Net interest income (expense) on financial assets and nonrecourse liabilities of special purpose entities relates to interest income on the $2.38 billion of notes received from the sale of our timberland in 2007 and interest expense on the $2.14 billion of borrowings secured by a pledge of the notes received. The notes receivable were contributed to and the borrowings were made by two wholly-owned, bankruptcy-remote special purpose entities, which we consolidate. The borrowings are nonrecourse beyond these two entities. At second quarter-end 2009, the interest rate on our financial assets was 1.08 percent and the interest rate on our nonrecourse financial liabilities was 1.23 percent. These interest rates are variable and are based on different indices and, therefore, may not always reflect the same spread.

The change in interest expense in first six months 2009 compared with first six months 2008 was primarily due to lower levels of debt outstanding.

Goodwill

Our goodwill totals $394 million of which $265 million is allocated to our corrugated packaging segment and $129 million to the gypsum wallboard component of our building products segment. Substantially all our goodwill is deductible for income tax purposes. We do not believe our goodwill is impaired at second quarter-end 2009.

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

Since year-end 2008 there have been no changes in the composition of our reporting units and our analysis of first six months 2009 events and operations, including the improvement in our market capitalization, did not indicate it was likely that there had been any significant deterioration in the estimated fair value of our reporting units. As a result, we did not perform an interim test for goodwill impairment at second quarter-end 2009. If economic and market conditions are depressed for a prolonged period, it is possible that in future periods our goodwill could become impaired, and we would be required to recognize impairment charges, which could possibly be significant.

Income Taxes

Our effective tax rate was 35 percent in second quarter 2009 and 39 percent in first six months 2009. Our effective tax rate was 27 percent in second quarter 2008 and 64 percent in first six months 2008. Differences between the effective tax rate and the statutory rate are due to state income taxes, nondeductible items, and deferred taxes on unremitted foreign income.

Average Shares Outstanding

The increase in average diluted shares outstanding in second quarter 2009 was due to the increase in the dilutive effect of stock options as a result of our higher share price.

Capital Resources and Liquidity for First Six Months 2009

Sources and Uses of Cash

We operate in cyclical industries and our operating cash flows vary accordingly. Our principal operating cash requirements are for compensation, wood and recycled fiber, energy, interest, and taxes. Pricing improved and shipments decreased slightly for our corrugated packaging products in first six months 2009, while pricing and shipments of most of our building products continued to decline. Working capital is subject to cyclical operating needs, the timing of collection of receivables and the payment of payables and expenses and, to a lesser extent, to seasonal fluctuations in our operations.

	First Six Months
	2009		2008
	(In millions)
Cash received from:
Operations (including payments related to our 2007 transformation plan of $39 million in first six months 2008)	$264	(a)(b)	$76 (a)
Working capital (including payments related to our 2007 transformation plan of $277 million in first six months 2008)	(12)		(365)
Cash from operations	252		(289)
Sale of non-strategic assets and other	4		4
Borrowings, net	––		206
Total sources	256		(79)

Cash used to:
Reduce borrowings, net	(148)		––
Return to shareholders through dividends	(21)		(21)
Reinvest in the business through:
Capital expenditures	(52)		(76)
Joint ventures and other	(46)		(8)
Total uses	(267)		(105)
Effect of exchange rate changes on cash and cash equivalents	1		1
Change in cash and cash equivalents	$(10)		$(183)

_____________

(a) Includes voluntary, discretionary contributions to our qualified defined benefit plan of $15 million in 2009 and 2008.

(b) Includes $63 million of alternative fuel mixture tax credits, net of related costs and tax payments.

Our cash from operations in first six months 2008 included payments of about $316 million related to the completion of our 2007 transformation plan.

We issued 1,959 and 180,270 shares of common stock in first six months 2009 and 2008 to employees exercising options and for vesting of share-settled units. We paid cash dividends to shareholders of $0.20 per share in first six months 2009 and 2008. On August 7, 2009, our Board of Directors declared a regular dividend of $0.10 per share payable on September 15, 2009.

Capital expenditures are expected to approximate $120 million in 2009 or about 59 percent of expected 2009 depreciation and amortization. The expected reduction of capital expenditures in 2009 is primarily the result of the completion of the majority of our box plant transformation to increase efficiencies in our corrugated packaging operations.

Liquidity

Credit Agreements

Our sources of short-term funding are our operating cash flows and borrowings under our credit agreements and accounts receivable securitization facility. At second quarter-end 2009, we had $689 million of unused borrowing capacity under our committed credit agreements and accounts receivable securitization facility.

	Committed Credit Agreements	Accounts Receivable Securitization Facility	Total
	(In millions)
Committed	$825	$250	$1,075
Less: Borrowings and commitments	(152)	(234)	(386)
Unused borrowing capacity at second quarter-end 2009	$673	$16	$689

Our committed credit agreements include a $750 million revolving credit facility that expires in 2011. Of the remaining $75 million, $35 million that expires in 2009 and $15 million that expires in 2010 have term-out agreements that do not require outstanding borrowings to be repaid until 2011, and $25 million expires in July 2010.

Our accounts receivable securitization facility expires in September 2010.

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

Financial Assets and Nonrecourse Financial Liabilities of Special Purpose Entities

On April 23, 2009, the credit ratings of SunTrust Bank, one of the banks issuing irrevocable letters of credit securing the notes we received in connection with the sale of our strategic timberland in 2007, were lowered to a level that required the letters of credit issued by SunTrust to be replaced by letters of credit issued by another qualifying financial institution.

On May 21, 2009, Coöperative Centrale Raiffeisen-Boerenleenbank B.A., commonly known as Rabobank, at the request of the timberland buyer, issued substitute letters of credit totaling approximately $500 million in complete replacement of SunTrust as a qualified letter of credit issuer in the transaction. In connection with the substitution, we paid approximately $3 million in fees to Rabobank, which will be amortized through 2027, the remaining life of the transaction.

As a result of the substitution of SunTrust, we recognized $17 million of other non-operating expense in second quarter 2009, which consisted of $15 million in fees that we paid in connection with the issuance of the SunTrust letters of credit, which was being amortized over the life of the letters of credit, and $2 million of other fees associated with terminating the transaction with SunTrust.

Off-Balance Sheet Arrangements

At second quarter-end 2009, there were no significant changes in off-balance sheet arrangements from that disclosed in our Annual Report on Form 10-K for the year 2008.

Pension and Postretirement Matters

We have no minimum funding requirement under ERISA in 2009. We made $15 million in voluntary, discretionary contributions to our qualified defined benefit pension plan in first six months 2009.

Energy

Energy costs, which include energy consumed at the Newport mill that we acquired in July 2008, were $143 million in first six months 2009 compared with $177 million in first six months 2008. Our energy costs fluctuate based on the market prices we pay for these commodities and on the amount and mix of fuels we may use. We continue to reduce our dependency on natural gas by utilizing biomass fuels. We hedge very little of our energy needs. It is likely that these costs will continue to fluctuate for the remainder of 2009.

The Internal Revenue Code allows a refundable tax credit for alternative fuel mixtures produced for sale or for use in a trade or business. The application of the alternative fuel mixture tax credit to the alternative fuel used in the paper industry is a complicated issue that continues to receive significant attention from the U.S. Congress. The credit is scheduled to expire on December 31, 2009. However, there has been significant discussion about early termination of the credit.

The IRS approved our registration as an alternative fuel mixer, allowing us to file for the alternative fuel mixture tax credit. Through second quarter-end 2009, we recognized credits of $79 million and incurred related costs of $2 million, primarily related to equipment used in the mixing process and the purchase of diesel fuel mixed with the alternative fuel.

For income tax purposes we believe the alternative fuel mixture tax credits are not taxable but may be subject to alternative minimum tax. However, we were required under generally accepted accounting principles to establish a $30 million liability for unrecognized tax benefits related to the tax position taken regarding these credits.

As a result of the political environment and the uncertainties surrounding the alternative fuel mixture tax credit, the sustainability of any potential future credits is not assured and could result in changes in the recognition of the alternative fuel mixture tax credits in future periods. In addition, early termination of the alternative fuel mixture tax credits would increase our effective tax rate for 2009.

Litigation and Related Matters

We are involved in various legal proceedings that arise from time to time in the ordinary course of doing business, and we believe that adequate reserves have been established for any probable losses. We do not believe that the outcome of any of these proceedings would have a material adverse effect on our financial position or long-term results of operations or cash flows. It is possible, however, that charges related to these matters could be significant to results of operations or cash flows in any single accounting period.

In second quarter 2009, there were no material developments in pending legal proceedings.

Calculation of Non-GAAP Financial Measure

	Consolidated	Corrugated Packaging	Building Products

First Six Months 2009
Return:
Segment operating income determined in accordance with GAAP	$191	$196	$(5)
Items not included in segments:
General and administrative expense	(35)	N/A	N/A
Share-based and long-term incentive compensation	(26)	N/A	N/A
	$130	$196	$(5)

Investment:
Beginning of year total assets or segment assets determined in accordance with GAAP	$5,869	$2,366	$580
Adjustments:
Current liabilities (excluding current portion of long-term debt)	(445)	(257)	(45)
Financial assets of special purpose entities	(2,474)	N/A	N/A
Municipal bonds related to capital leases included in other assets	(188)	N/A	N/A
	$2,762	$2,109	$535

ROI, annualized	9.4%	18.6%	(1.9)%

First Six Months 2008
Return:
Segment operating income determined in accordance with GAAP	$87	$107	$(20)
Items not included in segments:
General and administrative expense	(42)	N/A	N/A
Share-based compensation	(6)	N/A	N/A
	$39	$107	$(20)

Investment:
Beginning of year total assets or segment assets determined in accordance with GAAP	$5,942	$2,301	$623
Adjustments:
Current liabilities (excluding current portion of long-term debt)	(887)	(311)	(63)
Financial assets of special purpose entities	(2,383)	N/A	N/A
Municipal bonds related to capital leases included in other assets	(188)	N/A	N/A
	$2,484	$1,990	$560

ROI, annualized	3.1%	10.8%	(7.1)%

ROI annualized is not necessarily indicative of the ROI that may be expected for the entire year.

STATISTICAL AND OTHER DATA

Revenues and unit sales, excluding joint venture operations, follows:

	Second Quarter		First Six Months
	2009	2008	2009	2008
	(Dollars in millions)
Revenues
Corrugated Packaging
Corrugated Packaging	$727	$765	$1,478	$1,502
Paperboard (a) (b)	35	33	74	72
	$762	$798	$1,552	1,574

Building Products
Lumber	$45	$64	$91	$117
Particleboard	35	49	73	92
Gypsum wallboard	33	34	71	68
Medium density fiberboard	15	19	33	38
Fiberboard	7	13	10	22
Other	9	14	17	24
	$144	$193	$295	$361

Unit sales
Corrugated Packaging
Corrugated packaging, thousands of tons	836	867	1,665	1,694
Paperboard, thousands of tons (a) (b)	86	72	175	154
	922	939	1,840	1,848

Building Products
Lumber, million board feet	184	204	372	404
Particleboard, million square feet	99	135	206	255
Gypsum wallboard, million square feet	259	278	542	558
Medium density fiberboard, million square feet	31	38	65	76
Fiberboard, million square feet	37	68	54	118

_______

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

Our variable-rate debt was $353 million at second quarter-end 2009 and $351 million at year-end 2008. A one percent change in interest rates would change our annual interest expense on variable-rate debt by $3 million.

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

The following table illustrates the estimated effect on our pre-tax income of immediate, parallel, and sustained shifts in interest rates for the next 12 months at second quarter-end 2009 on our variable-rate debt and our net financial assets and nonrecourse financial liabilities of special purpose entities, with comparative year-end 2008 information.

	Increase (Decrease)
	Second Quarter-End 2009			Year-End 2008
	Variable Rate Debt	Special Purpose Entities - Net	Total	Variable Rate Debt	Special Purpose Entities - Net	Total
	(In millions)
Change in Interest Rates
+2%	$ (7)	$ 5	$ (2)	$ (7)	$ 5	$ (2)
+1%	(3)	3	––	(3)	2	(1)
-1%	3	(3)	––	3	(2)	1
-2%	N/A	N/A	N/A	7	(5)	2

The down two percent scenario is not applicable at second quarter-end 2009 due to the current low interest rate environment.

Foreign Currency Risk

In first six months 2009, there were no significant changes in foreign currency risk from that disclosed in our Annual Report on Form 10-K for the year 2008.

Commodity Price Risk

In first six months 2009, there were no significant changes in commodity price risk from that disclosed in our Annual Report on Form 10-K for the year 2008.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Since we filed our Annual Report on Form 10-K for the year 2008, there have been no material developments in pending legal proceedings.

Item 1A.Risk Factors

There are no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
Month 1 (4/1/2009 – 4/30/2009)	––		$ ––	––	6,650,000
Month 2 (5/1/2009 – 5/31/2009)	3,645	(2)	$ 11.80	––	6,650,000
Month 3 (6/1/2009 – 6/30/2009)	––		$ ––	––	6,650,000
Total	3,645		$ 11.80	––	6,650,000

____________

(1) On August 4, 2006, we announced that our Board of Directors authorized the repurchase of up to 6,000,000 shares of our common stock. We have purchased 4,350,000 shares under this authorization, which has no expiration date. On February 2, 2007, we announced that our Board of Directors authorized the purchase of up to an additional 5,000,000 shares of our common stock, increasing the maximum number of shares yet to be purchased under our repurchase plans to 6,650,000 shares. We have no plans or programs that expired in the period covered by the table above and no plans or programs.

(2) Represents shares purchased from employees to pay taxes related to the vesting of restricted shares.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our annual meeting of stockholders on May 1, 2009, at which a quorum was present. The table below sets forth the number of votes cast for and against, as well as the number of abstentions and broker non-votes, for each matter voted at that meeting, as certified by the independent inspector of elections.

	Matter	For	Against	Abstentions and Broker Non-Votes
1.	Election of four directors
	(a) Cassandra C. Carr	81,216,911	16,605,481	190,388
	(b) Richard M. Smith	81,202,774	16,612,667	197,339
	(c) Arthur Temple III	79,679,912	18,116,811	216,057
	(d) R.A. Walker	96,143,496	1,631,279	238,005
2.	Ratification of selection of Ernst & Young LLP as independent registered public accounting firm	97,362,522	423,509	226,749

Item 5.	Other Information

None.

Item 6.	Exhibits

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

TEMPLE-INLAND INC. (Registrant)
Dated: August 7, 2009	By:	/s/ Randall D. Levy
Name: Randall D. Levy
Title: Chief Financial Officer

	By:	/s/ Troy L. Hester
Name: Troy L. Hester
Title: Corporate Controller and Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Description	Page No.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	34
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	35
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	36
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	37