Form 10-Q
period 2009-10-03
TEMPLE INLAND INC
filed 2009-11-10
CIK 731939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_____________________________________

FORM 10-Q

(Mark One)
☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended _______October 3, 2009_______
OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From ____________to ____________

Commission File Number:  001-08634

Temple-Inland Inc.
(Exact name of registrant as specified in its charter)

Delaware	75-1903917
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1300 MoPac Expressway South, 3rd Floor, Austin, Texas 78746
(Address of Principal Executive Offices, including Zip code)

(512) 434-5800
(Registrant's telephone number, including area code)

Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑  Yes☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐  Yes☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes ☑  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Class	Number of common shares outstanding as of October 3, 2009
Common Stock (par value $1.00 per share)	106,898,159

Page 1 of 40	The Exhibit Index is page 34.

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
TEMPLE-INLAND INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	(Unaudited)Third Quarter-End 2009	Year-End 2008
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$42	$41
Trade receivables, net of allowance for doubtful accounts of $15 in 2009 and $14 in 2008	418	407
Inventories:
Work in process and finished goods	99	104
Raw materials	186	217
Supplies and other	136	137
Total inventories	421	458
Deferred tax asset	70	66
Income taxes receivable	55	57
Prepaid expenses and other	55	44
Total current assets	1,061	1,073
Property and Equipment
Land and buildings	677	671
Machinery and equipment	3,593	3,577
Construction in progress	37	36
Less allowances for depreciation	(2,711)	(2,620)
Total property and equipment	1,596	1,664
Financial Assets of Special Purpose Entities	2,475	2,474
Goodwill	394	394
Other Assets	257	264
TOTAL ASSETS	$5,783	$5,869
LIABILITIES
Current Liabilities
Accounts payable	$159	$162
Accrued employee compensation and benefits	90	84
Accrued interest	15	30
Accrued property taxes	18	12
Other accrued expenses	144	140
Current portion of long-term debt	1	1
Current portion of pension and postretirement benefits	16	17
Total current liabilities	443	446
Long-Term Debt	878	1,191
Nonrecourse Financial Liabilities of Special Purpose Entities	2,140	2,140
Deferred Tax Liability	776	750
Liability for Pension Benefits	158	172
Liability for Postretirement Benefits	99	101
Other Long-Term Liabilities	363	292
TOTAL LIABILITIES	4,857	5,092
SHAREHOLDERS’ EQUITY
Temple-Inland Inc. Shareholders’ Equity
Preferred stock — par value $1 per share: authorized 25,000,000 shares; none issued	—	—
Common stock — par value $1 per share: authorized 200,000,000 shares; issued 123,605,344 shares in 2009 and 2008, including shares held in the treasury	124	124
Additional paid-in capital	444	461
Accumulated other comprehensive loss	(182)	(189)
Retained earnings	1,072	936
Cost of shares held in the treasury: 16,707,185 shares in 2009 and 17,098,808 shares in 2008	(624)	(646)
Total Temple-Inland Inc. shareholders’ equity	834	686
Noncontrolling Interest of Special Purpose Entities	92	91
TOTAL SHAREHOLDERS’ EQUITY	926	777
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,783	$5,869

Please read the notes to consolidated financial statements.

TEMPLE-INLAND INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Third Quarter		First Nine Months
	2009	2008	2009	2008
	(Dollars in millions, except per share)

NET REVENUES	$885	$976	$2,732	$2,911
COSTS AND EXPENSES
Cost of sales	(753)	(891)	(2,331)	(2,660)
Selling	(27)	(29)	(83)	(86)
General and administrative	(45)	(40)	(132)	(112)
Other operating income (expense)	67	––	142	(13)
	(758)	(960)	(2,404)	(2,871)
OPERATING INCOME	127	16	328	40
Other non-operating income (expense)	(3)	(3)	(2)	(1)
Interest income on financial assets of special purpose entities	4	17	23	59
Interest expense on nonrecourse financial liabilities of special purpose entities	(5)	(18)	(23)	(63)
Interest expense on debt	(14)	(21)	(50)	(58)
INCOME (LOSS) BEFORE TAXES	109	(9)	276	(23)
Income tax (expense) benefit	(42)	12	(107)	21
NET INCOME (LOSS)	67	3	169	(2)
Net income attributable to noncontrolling interest of special purpose entities	––	––	(1)	––
NET INCOME (LOSS) ATTRIBUTABLE TO TEMPLE-INLAND INC.	$67	$3	$168	$(2)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	106.9	106.7	106.8	106.7
Diluted	108.6	107.6	107.7	107.6

EARNINGS PER SHARE
Basic	$0.62	$0.03	$1.56	$(0.02)
Diluted	$0.61	$0.03	$1.55	$(0.02)
DIVIDENDS PER SHARE	$0.10	$0.10	$0.30	$0.30

Please read the notes to consolidated financial statements.

TEMPLE-INLAND INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	First Nine Months
	2009	2008
	(In millions)
CASH PROVIDED BY (USED FOR) OPERATIONS
Net income (loss)	$168	$(2)
Noncontrolling interest	1	––
Adjustments
Depreciation and amortization	151	151
Gains related to purchase and retirement of long-term debt	(15)	––
Write-off of fees related to special purpose entities	17	––
Non-cash share-based and long-term incentive compensation	39	16
Non-cash pension and postretirement expense	37	49
Cash contribution to pension and postretirement plans	(44)	(73)
Deferred income taxes	62	4
Other	8	(3)
Changes in:
Receivables	(11)	(27)
Inventories	36	2
Accounts payable and accrued expenses	(3)	(337)
Prepaid expenses and other	(6)	(23)
	440	(243)
CASH PROVIDED BY (USED FOR) INVESTING
Capital expenditures	(81)	(116)
Acquisition, net of cash acquired	––	(57)
Sale of non-strategic assets and operations	4	4
Other	(8)	(10)
	(85)	(179)
CASH PROVIDED BY (USED FOR) FINANCING
Payments of debt	(245)	(63)
Borrowings under accounts receivable securitization facility, net	35	229
Borrowings under revolving credit facility, net	(89)	121
Fees, related to special purpose entities	(19)	––
Changes in book overdrafts	(7)	(10)
Cash dividends paid to shareholders	(32)	(32)
Exercise of stock options	2	1
Tax benefit (expense) on share-based compensation	1	(1)
	(354)	245
Net change in cash and cash equivalents	1	(177)
Cash and cash equivalents at beginning of period	41	227
Cash and cash equivalents at end of period	$42	$50

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

We prepare our unaudited interim financial statements in accordance with generally accepted accounting principles and Securities and Exchange Commission requirements for interim financial statements.  As a result, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  However, in our opinion, all adjustments considered necessary for a fair presentation have been included.  These adjustments are normal recurring accruals, except as noted.  These interim operating results are not necessarily indicative of the results that may be expected for the entire year.  For further information, please read the financial statements included in our Annual Report on Form 10-K for fiscal 2008.

Note 2 – Accounting Pronouncements

New Accounting Pronouncements

Beginning January 2009, we adopted the following new accounting guidance:

●
Business Combinations (Financial Accounting Standards Board Accounting Standards Codification (ASC) 805) – Requires identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at full fair value.  It also changed the approach to determining the purchase price; the accounting for acquisition cost; and several acquisition related accounting practices.  We had no business combinations in first nine months 2009.

●
Noncontrolling Interest in Consolidated Financial Statements (ASC 810-10) – Specifies that noncontrolling interests be reported as part of equity, not as a liability or other item outside of equity.  Upon adoption we reclassified $91 million of noncontrolling interest of special purpose entities to shareholders’ equity.

●
Disclosures about Derivative Instruments and Hedging Activities (ASC 815-10) – Requires enhanced disclosures about how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Adoption did not have a significant effect on our earnings or financial position because we do not have any significant derivative instruments or hedging activities.

●
Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (ASC 260-10) – Specifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and should be included in the computation of earnings per share pursuant to the two-class method.  Adoption reduced our earnings per share $.01in third quarter and first nine months 2009.

●
Effective Date of FASB Statement 157 (ASC 820-10) – Delays the effective date of FASB Statement 157, Fair Value Measurements, for certain nonfinancial assets and nonfinancial liabilities.  Adoption did not have a significant effect on our earnings or financial position.

Beginning second quarter 2009, we adopted the following new accounting guidance:

●
Recognition and Presentation of Other-Than-Temporary Impairments (ASC 320-10) – Provides a new other-than-temporary model for debt securities.  Adoption did not have a significant effect on our earnings or financial position.

●
Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (ASC 820-10) – Provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying circumstances that indicate a

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

transaction is not orderly.  Adoption did not have a significant effect on our earnings or financial position.
●
Interim Disclosures about Fair Value of Financial Instruments (ASC 825-10) – Expands the fair value disclosures required for all financial instruments to interim reporting periods.  We have provided these disclosures in Note 10.

●
Subsequent Events (ASC 855) – Establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Adoption did not have a significant effect on our earnings or financial position.

Beginning third quarter 2009, we adopted the following new accounting guidance:

●
The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles (Statement of Financial Accounting Standards (SFAS) No. 168) – Specifies that The FASB Accounting Standards CodificationTM  is the source of authoritative U.S. generally accepted accounting principles for nongovernmental entities, except for a few standards that will remain authoritative until they are integrated into the codification.  Adoption did not have an impact on our earnings or financial position.  However, our references to accounting literature in these notes have been changed to codification references.

Pending Accounting Pronouncements

At year-end 2009, we will be required to adopt:

●
Employers’ Disclosures about Postretirement Benefit Plan Assets (ASC 715-20) – Provides guidance for more detailed disclosures about assets of a defined benefit pension or other postretirement plan.  Adoption of this guidance will not affect our earnings or financial position.

●
Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (Financial Accounting Standards Board Accounting Standards Update (ASU) 2009-12) – Permits a reporting entity to measure the fair value of an investment on the basis of net asset value per share of the investment (or its equivalent).  We are currently evaluating this new guidance.

●
Amendments to FASB Interpretations No. 46(R) (SFAS No. 167) – Amends certain requirements of ASC 810-10, Consolidation of Variable Interest Entities, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements.  We are currently evaluating this new guidance.

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Note 3 – Employee Benefit Plans

Defined benefit and postretirement benefit expense consists of:

	Defined Benefits						Postretirement Benefits
	Qualified		Supplemental		Total
	2009	2008	2009	2008	2009	2008	2009	2008
Third Quarter:	(In millions)
Service costs – benefits earned during the period	$6	$6	$––	$1	$6	$7	$––	$––
Interest cost on projected benefit obligation	20	20	––	1	20	21	2	2
Expected return on plan assets	(20)	(21)	––	––	(20)	(21)	––	––
Amortization of prior service costs	1	1	1	––	2	1	––	––
Amortization of actuarial net loss	3	1	––	––	3	1	––	––
Benefit expense	$10	$7	$1	$2	$11	$9	$2	$2

First Nine Months:
Service costs – benefits earned during the period	$17	$20	$1	$1	$18	$21	$1	$1
Interest cost on projected benefit obligation	60	60	1	2	61	62	5	6
Expected return on plan assets	(59)	(63)	––	––	(59)	(63)	––	––
Amortization of prior service costs	2	3	2	2	4	5	(1)	(1)
Amortization of actuarial net loss	8	2	––	1	8	3	––	––
Benefit expense	$28	$22	$4	$6	$32	$28	$5	$6

In first nine months 2009, we made $30 million in voluntary, discretionary contributions to our qualified defined benefit plan, including $15 million in third quarter 2009.  We made a $15 million voluntary, discretionary contribution in first nine months 2008.

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

Share-based and long-term incentive compensation expense consists of:

	Third Quarter		First Nine Months
	2009	2008	2009	2008
	(In millions)
Restricted or performance units	$11	$8	$30	$7
Restricted stock	––	––	––	1
Stock options	1	2	5	8
Total share-based compensation expense	12	10	35	16
Long-term incentive compensation expense	1	––	4	––
Total share-based and long-term incentive compensation expense	$13	$10	$39	$16

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Share-based and long-term incentive compensation expense is included in:

	Third Quarter		First Nine Months
	2009	2008	2009	2008
	(In millions)
Cost of sales	$1	$1	$4	$5
Selling	––	––	2	1
General and administrative	12	9	33	10
Total share-based and long-term incentive compensation expense	$13	$10	$39	$16

Restricted or performance units

Restricted or performance units generally have a three-year term; vest after three years from the date of grant or the attainment of stated return on investment (ROI) based performance goals, generally measured over a three-year period; and are settled in cash.

A summary of activity for first nine months 2009 follows:

	Shares	Weighted Average Grant Date Fair Value Per Share	Aggregate Current Value
	(In thousands)		(In millions)
Not vested beginning of year	1,871	$32
Granted	1,395	6
Vested and settled	(483)	35
Forfeited	(19)	27
Not vested end of third quarter 2009	2,764	18	$44

Unrecognized share-based compensation expense related to non-vested restricted or performance units was $27 million at third quarter-end 2009 share price of $16 per share.  It is likely that this cost will be recognized over the next two years.  The fair value of awards settled in cash in first nine months 2009 was $5 million.

Restricted stock

Restricted stock awards generally vest after three to six years and provide for accelerated vesting upon retirement, death, disability, or a change in control.  There were no restricted stock awards granted in first nine months 2009 or first nine months 2008.  There were no restricted stock awards outstanding at third quarter-end 2009.   There were 51,275 restricted stock awards with a fair value of $7 per share that vested in first nine months 2009.

Stock options

Stock options have a ten-year term, generally become exercisable ratably over four years and provide for accelerated or continued vesting upon retirement, death, disability, or if there is a change in control.  Options are granted with an exercise price equal to the market value of our common stock on the date of grant.

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

A summary of activity for first nine months 2009 follows:

		Weighted	Weighted Average	Aggregate Intrinsic
		Average Exercise	Remaining	Value (Current value
	Shares	Price Per Share	Contractual Term	Less exercise price)
	(In thousands)		(In years)	(In millions)
Outstanding beginning of year	6,903	$17
Granted	1,600	6
Exercised	(586)	10
Forfeited	(204)	16
Outstanding end of third quarter 2009	7,713	15	7	$27

Exercisable end of third quarter 2009	4,067	16	5	$11

Unrecognized share-based compensation expense related to non-vested stock options awards was $6 million at third quarter-end 2009.  It is likely that this cost will be recognized over the next two years.

We estimated the fair value of our options using the Black-Scholes-Merton option-pricing model and the following assumptions:

	First Nine Months
	2009	2008
Expected dividend yield	3.2%	2.1%
Expected stock price volatility	57.5%	28.2%
Risk-free interest rate	2.6%	3.3%
Expected life of options (in years)	8	8

Weighted average estimated fair value of options at grant date	$2.49	$2.02

Long-term Incentive Compensation

Long-term incentive compensation is related to fixed value awards that were granted to employees in 2009.  These fixed value awards are not tied to our stock price.  The fixed value awards generally vest after three years and provide for accelerated vesting upon retirement, death, disability, or if there is a change in control.  Fixed value awards issued in first nine months 2009 totaled $18 million, of which $4 million has been expensed and the accrued liability is included in other long-term liabilities.

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Note 5 – Other Operating and Non-operating Income (Expense)

	Third Quarter		First Nine Months
	2009	2008	2009	2008
	(In millions)
Other Operating Income (Expense):
Equity in earnings of joint ventures	$––	$2	$2	$7
Gain (loss) on sale of property and equipment	(1)	(1)	1	(4)
Alternative fuel mixture tax credits, net of costs	69	––	146	––
Litigation and other	––	(1)	(2)	4
Facility closures and headcount reductions	(1)	––	(5)	––
Transformation costs	––	––	––	(20)
Other operating income (expense)	$67	$––	$142	$(13)

Other Non-operating Income (Expense):
Substitution costs	$––	$––	$(17)	$––
Gain (loss) on purchase and retirement of debt	(3)	––	15	––
Charges related to early repayment of debt	––	(4)	––	(4)
Interest and other income	––	1	––	3
Other non-operating income (expense)	$(3)	$(3)	$(2)	$(1)

The Internal Revenue Code allows an excise tax credit for alternative fuel mixtures produced for sale or for use in a trade or business.  The IRS approved our registration as an alternative fuel mixer, allowing us to file for the excise tax credit.  Through third quarter-end 2009, we recognized alternative fuel mixture tax credits of $149 million and incurred related costs of $3 million.

We incurred substitution costs of $17 million related to the replacement of a qualified letter of credit issuer. Please read Note 12.  In first nine months 2009, we purchased and retired $245 million of our long-term debt, resulting in a net gain of $15 million.

Note 6 – Income Taxes

In first nine months 2009, we provided for $58 million in unrecognized tax benefits, related to our tax position for alternative fuel mixture tax credits.  Our unrecognized tax benefits totaled $84 million at third quarter-end 2009, of which $73 million would affect our effective tax rate if recognized.  We anticipate that our unrecognized tax benefits may increase $23 million to $28 million over the remainder of 2009.

Note 7 – Comprehensive Income (Loss)

Comprehensive income (loss) consists of:
	Third Quarter		First Nine Months
	2009	2008	2009	2008
	(In millions)
Net income (loss)	$67	$3	$169	$(2)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment	(2)	(4)	1	2
Defined benefit plans	2	1	6	13
Other comprehensive income (loss)	––	(3)	7	15
Comprehensive income (loss)	$67	$––	$176	$13

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

Note 9 – Earnings Per Share

We computed earnings per share by dividing income by weighted average shares outstanding using the following:

	Third Quarter		First Nine Months
	2009	2008	2009	2008
	(In millions)
Net income (loss)	$67	$3	$169	$(2)
Less: Distributed and undistributed amounts allocated to participating securities	(1)	––	(1)	––
	66	3	168	(2)
Less: Net income attributable to noncontrolling interest of special purpose entities	––	––	(1)	––
Net income (loss) available to common stockholders	$66	$3	$167	$(2)

Weighted average common shares outstanding - basic	106.9	106.7	106.8	106.7
Dilutive effect of stock options held by our employees	1.6	0.8	0.9	0.8
Dilutive effect of stock options held by Forestar and Guaranty employees	0.1	0.1	––	0.1
Weighted average shares outstanding - diluted	108.6	107.6	107.7	107.6

At third quarter-end 2009 and 2008, there were 789,804 and 1,175,058 stock options outstanding held by employees of Forestar and Guaranty.  These options were granted prior to the spin-offs of Forestar and Guaranty on December 28, 2007. These stock options will be considered in our dilution calculation until they are exercised, cancelled or expire.

At third quarter-end 2009 and 2008, 4,376,785 and 4,539,455 stock options outstanding held by our employees and 536,774 and 742,552 stock options outstanding held by employees of Forestar and Guaranty were not included in the computation of diluted earnings per share because they were antidilutive.

Note 10 — Fair Values and Fair Value Measurements of Financial Instruments

Fair value measurements are classified into a three-tiered fair value hierarchy, which prioritizes the inputs used in measuring fair values as follows:

Level 1 — Observable inputs such as quoted prices in active markets.

Level 2 — Inputs, other than quoted prices in active markets, that are observable either directly or indirectly.

    Level 3 — Unobservable inputs in which there is little or no market data, which require a reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value are based on one or more of the following valuation techniques:

Market approach	—	Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.
Cost approach	—	Amount that would be required to replace the service capacity of an asset (replacement cost).
Income approach	—	Techniques to convert future amounts to a single present amount based on market expectations (including present-value techniques, option-pricing and excess earning models).

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Carrying value and the estimated fair value and related valuation techniques of our financial instruments are:

	At Third Quarter-End 2009		At Year-End 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
	(In millions)
Financial Liabilities
Fixed rate debt	$582	$591	$841	$680	Level 2 - Market Approach

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

At third quarter-end 2009, we had guaranteed joint venture obligations principally related to fixed-rate debt instruments and letters of credit totaling $15 million. The estimated fair value of these guarantees is not significant.

Note 11 – Long-Term Debt

At third-quarter end 2009, our long-term debt (including current maturities of $1 million) was $879 million, which included $72 million of borrowings under bank credit agreements and $225 million under our accounts receivable securitization facility.

Our accounts receivable securitization facility expires in September 2010.  In November 2009, we amended and restated our accounts receivable securitization facility.  The amended facility expires at the end of October 2012.  As a result, we have classified the $225 million of borrowings under this facility as long-term debt.

Note 12 – Financial Assets and Nonrecourse Financial Liabilities of Special Purpose Entities

On April 23, 2009, the credit ratings of SunTrust Bank, one of the banks issuing irrevocable letters of credit securing the notes we received in connection with the sale of our strategic timberland in 2007, were lowered to a level that required the letters of credit issued by SunTrust to be replaced by letters of credit issued by another qualifying financial institution.

On May 21, 2009, Coöperative Centrale Raiffeisen-Boerenleenbank B.A., commonly known as Rabobank, at the request of the timberland buyer, issued substitute letters of credit totaling approximately $500 million in complete replacement of SunTrust as a qualified letter of credit issuer in the transaction.  In connection with the substitution, we paid $3 million in fees to Rabobank, which will be amortized through 2027, the remaining life of the transaction.

As a result of the substitution of SunTrust, we recognized $17 million of other non-operating expense in first nine months 2009, which consisted of $15 million in fees that we paid in connection with the issuance of the SunTrust letters of credit, which were being amortized over the life of the letters of credit, and $2 million of other fees associated with terminating the transaction with SunTrust.

Note 13 – Segment Information

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

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

same as those described in the accounting policy notes to the financial statements.  Intersegment sales are recorded at market prices.  Intersegment sales and shared service expense allocations are netted in costs and expenses.

	Corrugated Packaging	Building Products	Items Not Included in Segments and Eliminations		Total
	(In millions)
Third Quarter 2009:
Revenues from external customers	$734	$151	$––		$885
Depreciation and amortization	36	11	3		50
Equity income from joint ventures	––	––	––		––
Income (loss) before taxes	94	(4)	19	(a)	109
Capital expenditures	22	6	1		29

First Nine Months 2009 or at Third Quarter-End 2009:
Revenues from external customers	$2,286	$446	$––		$2,732
Depreciation and amortization	109	34	8		151
Equity income from joint ventures	––	2	––		2
Income (loss) before taxes	290	(9)	(5	) (a)	276
Total assets	2,284	573	2,926		5,783
Investment in equity method investees and joint ventures	3	27	––		30
Goodwill	265	129	––		394
Capital expenditures	64	15	2		81

Third Quarter 2008:
Revenues from external customers	$797	$179	$––		$976
Depreciation and amortization	37	11	3		51
Equity income from joint ventures	2	––	––		2
Income (loss) before taxes	50	(6)	(53	)(a)	(9)
Capital expenditures	35	5	––		40

First Nine Months 2008 or at Third Quarter-End 2008:
Revenues from external customers	$2,371	$540	$––		$2,911
Depreciation and amortization	108	35	8		151
Equity income from joint ventures	6	1	––		7
Income (loss) before taxes	157	(26)	(154	) (a)	(23)
Total assets	2,430	609	2,832		5,871
Investment in equity method investees and joint ventures	3	24	––		27
Goodwill	264	129	––		393
Capital expenditures	98	15	3		116

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

(a) Items not included in segments consist of:
	Third Quarter		First Nine Months
	2009	2008	2009	2008
	(In millions)
General and administrative expense	$(18)	$(17)	$(53)	$(59)
Share-based and long-term incentive compensation	(13)	(10)	(39)	(16)
Other operating income (expense)	68	(1)	139	(16)
Other non-operating income (expense)	(3)	(3)	(2)	(1)
Net interest income (expense) on financial assets and nonrecourse financial liabilities of special purpose entities	(1)	(1)	––	(4)
Interest expense on debt	(14)	(21)	(50)	(58)
	$19	$(53)	$(5)	$(154)

Other operating income (expense) applies to:
Corrugated packaging	$69	$––	$143	$6
Building products	––	––	––	(1)
Unallocated	(1)	(1)	(4)	(21)
	$68	$(1)	$139	$(16)

Note 14 – Subsequent Event

On November 6, 2009, our Board of Directors declared a regular quarterly dividend of $0.10 per share payable on December 15, 2009.

We evaluated events through November 10, 2009, the date these financial statements are being filed with the Securities and Exchange Commission.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of the federal securities laws.  These forward-looking statements are identified by their use of terms and phrases such as “believe,” “anticipate,” “could,” “estimate,” “likely,” “intend,” “may,” “plan,” “expect,” and similar expressions, including references to assumptions.  These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties.  A variety of factors and uncertainties could cause our actual results to differ significantly from the results discussed in the forward-looking statements.  Factors and uncertainties that might cause such differences include, but are not limited to:
●	general economic, market or business conditions;

●	the opportunities (or lack thereof) that may be presented to us and that we may pursue;

●	fluctuations in costs and expenses including the costs of raw materials, purchased energy, and freight;

●	changes in interest rates;

●	current conditions in financial markets could adversely affect our ability to finance our operations;

●	demand for new housing;

●	accuracy of accounting assumptions related to impaired assets, pension and postretirement costs, contingency reserves, and income taxes;

●	competitive actions by other companies;

●	changes in laws or regulations;

●	our ability to execute certain strategic and business improvement initiatives;

●	the accuracy of certain judgments and estimates concerning the integration of acquired operations; and

●	other factors, many of which are beyond our control.

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

Accounting Policies

Critical Accounting Estimates

In first nine months 2009, there were no changes in our critical accounting estimates from those we disclosed in our Annual Report on Form 10-K for fiscal 2008.

New Accounting Pronouncements

In first nine months 2009, we adopted several new accounting pronouncements none of which had a significant effect on our earnings or financial position.  Please read Note 2 to the Consolidated Financial Statements for further information.

Results of Operations for Third Quarter and First Nine Months 2009 and 2008

Summary

We manage our operations through two business segments: corrugated packaging and building products.  A summary of the results of operations by business segment follows:

	Third Quarter		First Nine Months
	2009	2008	2009	2008
	(In millions, except per share)
Revenues
Corrugated packaging	$734	$797	$2,286	$2,371
Building products	151	179	446	540
Total revenues	$885	$976	$2,732	$2,911
Segment operating income
Corrugated packaging	$94	$50	$290	$157
Building products	(4)	(6)	(9)	(26)
Total segment operating income	90	44	281	131
Items not included in segments
General and administrative expense	(18)	(17)	(53)	(59)
Share-based and long-term incentive compensation	(13)	(10)	(39)	(16)
Other operating income (expense)	68	(1)	139	(16)
Other non-operating income (expense)	(3)	(3)	(2)	(1)
Net interest income (expense) on financial assets and nonrecourse financial liabilities of special purpose entities	(1)	(1)	––	(4)
Interest expense on debt	(14)	(21)	(50)	(58)
Income (loss) before taxes	109	(9)	276	(23)
Income tax (expense) benefit	(42)	12	(107)	21
Net income (loss)	67	3	169	(2)
Net income attributable to noncontrolling interest of special purpose entities	––	––	(1)	––
Net income (loss) attributable to Temple-Inland Inc.	$67	$3	$168	$(2)

Average basic shares outstanding	106.9	106.7	106.8	106.7
Average diluted shares outstanding	108.6	107.6	107.7	107.6

Earnings per basic share	$0.62	$0.03	$1.56	$(0.02)
Earnings per diluted share	$0.61	$0.03	$1.55	$(0.02)

ROI, annualized			9.1%	3.0%

In first nine months 2009, significant items affecting net income included:

●	We experienced lower prices and volumes for our corrugated packaging products compared with first nine months 2008.

●	We experienced lower prices and volumes for our building products, except for gypsum for which volumes increased, compared with first nine months 2008.

●
We benefited from a decline in most key input costs compared with first nine months 2008 and from our continuing initiatives to lower costs, improve asset utilization, and increase operating efficiencies.

●
Share-based and long-term incentive compensation increased $23 million compared with first nine months 2008 primarily due to the impact of the increase in our share price during the period on our cash-settled awards.

●	We recognized other operating income of $146 million related to alternative fuel mixture tax credits, net of related costs.

●	We incurred $7 million of other operating expense primarily associated with 2008 facility closures and severance related to headcount reductions.

●	We recognized a net gain of $15 million in connection with the purchase and retirement of $245 million of our long-term debt.

●
We recognized $17 million of non-operating expense associated with the replacement of an issuer of irrevocable letters of credit securing the notes we received in connection with the 2007 sale of our strategic timberland.

In first nine months 2008, significant items affecting net income (loss) included:

●
We experienced lower volumes and higher pricing for our corrugated packaging products, lower volumes for most of our building products and lower pricing for gypsum wallboard compared with first nine months 2007.

●
While we continued to see the benefits from our initiative to lower costs, improve asset utilization, and increase operating efficiencies; the increased cost of energy, freight, chemicals, and fiber compared with first nine months 2007 more than offset these benefits.

●	Share-based compensation decreased compared with first nine months 2007 due to the impact of the decrease in our share price during the period on our cash-settled awards.

●
We incurred $20 million of costs associated with our transformation plan, of which $15 million was related to the settlement of supplemental retirement benefits.  We also decreased litigation reserves by $5 million due to the settlement of the remaining claim related to our antitrust litigation.

●	Interest expense decreased primarily due to the December 2007 early pay-off of $286 million of 6.75% Senior Notes and $213 million of 7.875% Senior Notes.

●
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

A summary of our corrugated packaging results follows:

	Third Quarter		First Nine Months
	2009	2008	2009	2008
	(Dollars in millions)
Revenues	$734	$797	$2,286	$2,371
Costs and expenses	(640)	(747)	(1,996)	(2,214)
Segment operating income	$94	$50	$290	$157

Segment ROI			18.3%	10.5%

Corrugated packaging results for first nine months 2008 would not have been materially different from those reported assuming the purchase of PBL had occurred at the beginning of 2008.

Fluctuations in corrugated packaging pricing (which includes freight and is net of discounts) and shipments are set forth below:

	Third Quarter 2009 versus Third Quarter 2008	First Nine Months 2009 versus First Nine Months 2008
	Increase/(Decrease)
Corrugated packaging
Average prices	(6)%	(1)%
Shipments, average week	0%	(2)%
Industry shipments, average week(a)	(8)%	(9)%

Paperboard
Average prices	(20)%	(14)%
Shipments, in thousand tons	(61)	(40)

(a)	Source: Fibre Box Association

The decrease in third quarter and first nine months 2009 paperboard shipments to third parties was primarily due to a decrease in containerboard shipments offset by an increase in shipments of lightweight gypsum facing paper.

Compared with second quarter 2009, average corrugated packaging weekly shipments were down four percent, principally due to normal seasonal fluctuations, and average prices were down three percent, while average paperboard shipments were up 3,000 tons and prices were down seven percent.

Costs and expenses in third quarter 2009, which includes the Newport mill that we acquired in July 2008, were down 14 percent compared with third quarter 2008, and down five percent compared with second quarter 2009. These decreased costs were primarily the result of lower prices for wood fiber, recycled fiber, energy, and freight; lower converting costs; and reduced outside purchases of white-top linerboard and medium due to the integration of the Newport mill.

Fluctuations in our significant cost and expense components included:

	Third Quarter 2009 versus Third Quarter 2008	First Nine Months 2009 versus First Nine Months 2008
	Increase/(Decrease) (In millions)
Wood fiber	$(5)	$(28)
Recycled fiber	(4)	(38)
Energy, principally natural gas	(27)	(47)
Freight	(10)	(21)
Chemicals	(4)	(3)
Depreciation	(1)	1

The costs of wood and recycled fiber, energy, chemicals, and freight fluctuate based on the market prices we pay for these commodities.  It is likely that these costs will continue to fluctuate for the remainder of 2009.

Information about our converting facilities and mills follows:

	Third Quarter		First Nine Months
	2009	2008	2009	2008
Number of converting facilities (at quarter-end)	63	64	63	64
Corrugated packaging shipments, in thousand tons	825	810	2,490	2,504
Paperboard production, in thousand tons	1,012	947	2,927	2,775
Percent containerboard production used internally	93%	86%	93%	90%
Percent total fiber requirements sourced from recycled fiber	42%	41%	44%	37%

Third quarter and first nine months 2009 paperboard production includes production from our Newport mill that we acquired in July 2008.  In first nine months 2009, we reduced our production of containerboard to match our demand.  In third quarter 2008, we lost production of 38,000 tons of containerboard due to hurricanes Gustav and Ike.

Building Products

We manufacture lumber, gypsum wallboard, particleboard, medium density fiberboard (MDF), and fiberboard. Our building products segment revenues are principally derived from sales of these products.  We also own a 50 percent interest in Del-Tin Fiber LLC, a joint venture that produces MDF at a facility in El Dorado, Arkansas.

A summary of our building products results follows:

	Third Quarter		First Nine Months
	2009	2008	2009	2008
	(Dollars in millions)
Revenues	$151	$179	$446	$540
Costs and expenses	(155)	(185)	(455)	(566)
Segment operating income (loss)	$(4)	$(6)	$(9)	$(26)

Segment ROI			(2.2)%	(6.2)%

Fluctuations in product pricing (which includes freight and is net of discounts) and shipments are set forth below:

	Third Quarter 2009 versus Third Quarter 2008	First Nine Months 2009 versus First Nine Months 2008
	Increase/(Decrease)
Lumber:
Average prices	(18)%	(16)%
Shipments	(3)%	(6)%
Gypsum wallboard:
Average prices	(12)%	1%
Shipments	29%	7%
Particleboard:
Average prices	(10)%	(5)%
Shipments	(12)%	(17)%
MDF:
Average prices	(5)%	––%
Shipments	(9)%	(13)%

Pricing and demand for most of our building products were down compared with first nine months 2008 due to continued deteriorating conditions in the housing industry.  It is likely these conditions will continue for the remainder of 2009.

Compared with second quarter 2009, average prices were up seven percent for lumber, flat for MDF, down one percent for particleboard, and down nine percent for gypsum wallboard.  Shipments were up four percent for particleboard, down one percent for lumber, up 27 percent for gypsum wallboard, and flat for MDF.

Costs and expenses were down 20 percent in first nine months 2009 compared with first nine months 2008.  The decrease in costs is primarily attributable to curtailment of production to match demand for our products and headcount reductions.  In addition, in first nine months 2009, we recognized a $3 million gain from a sale in lieu of condemnation of land near our lumber mill in Rome, Georgia, and we incurred costs of about $1 million related to an indefinite shutdown of our lumber mill in Buna, Texas.  In first nine months 2008, we incurred $3 million in severance charges for headcount reductions.

Fluctuations in our significant cost and expense components included:

	Third Quarter 2009 versus Third Quarter 2008	First Nine Months 2009 versus First Nine Months 2008
	Increase/(Decrease) (In millions)
Wood fiber	$(9)	$(26)
Energy, principally natural gas	(9)	(23)
Chemicals	(8)	(21)
Freight	(3)	(13)

  The costs of our fiber, energy, chemicals, and freight fluctuate based on the market prices we pay for these commodities.  It is likely that these costs will continue to fluctuate for the remainder of 2009.

Information about our converting and manufacturing facilities follows:

	Third Quarter		First Nine Months
	2009	2008	2009	2008
Number of converting and manufacturing facilities (at quarter-end)	16	16	16	16
Operating rates for:
Lumber	67%	76%	71%	93%
Gypsum wallboard	60%	51%	55%	52%
Particleboard	57%	71%	60%	70%
MDF	86%	98%	92%	101%

The number of converting and manufacturing facilities and the operating rates include our lumber mill in Buna, Texas, which was indefinitely shutdown in second quarter 2009. The lower average operating rates in first nine months 2009 resulted from the curtailment of production to match demand for our products.

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

Other operating income not included in business segments totaled $139 million in first nine months 2009 and included income of $146 million related to alternative fuel mixture tax credits, net of related costs, and charges of $7 million primarily associated with 2008 facility closures and severance related to headcount reductions.  Other operating expense was $16 million in first nine months 2008, principally related to the lump-sum settlements of supplemental pension benefits made as part of our 2007 transformation plan.

We are continuing our efforts to enhance return on investment by lowering costs, improving operating efficiencies and increasing asset utilization.  As a result, we will continue to review operations that are unable to meet return objectives and determine appropriate courses of action, including possibly consolidating and closing converting facilities and selling under-performing assets.

Other non-operating income (expense) for first nine months 2009 includes costs of $17 million associated with the replacement of SunTrust Bank as an issuer of irrevocable letters of credit securing the notes we received in connection with the sale of our strategic timberland in 2007.  The $17 million consists of $15 million in fees that we paid in connection with the issuance of the SunTrust letters of credit, which was being amortized over the life of the letters of credit, and $2 million in other fees associated with terminating the transaction with SunTrust.  Other non-operating income (expense) also includes net gains of $15 million in connection with the purchase and retirement of $90 million of our 7.875% Senior Notes due in 2012, $136 million of our 6.375% Senior Notes due in 2016, and $19 million of our 6.625% Senior Notes due in 2018. Other non-operating expense totaled $1 million in first nine months 2008, which is comprised of a $4 million penalty associated with the prepayment of the $50 million PBL joint venture debt, offset by $3 million in interest and other income.

Net interest income (expense) on financial assets and nonrecourse liabilities of special purpose entities relates to interest income on the $2.38 billion of notes received from the sale of our timberland in 2007 and interest expense on the $2.14 billion of borrowings secured by a pledge of the notes received.  The notes receivable were contributed to and the borrowings were made by two wholly-owned, bankruptcy-remote, special purpose entities, which we consolidate.  The borrowings are nonrecourse beyond these two entities.  At third quarter-end 2009 and 2008, the interest rate on our financial assets was 0.52 and 2.84 percent and the interest rate on our nonrecourse financial liabilities was 0.87 and 3.36 percent, respectively.  These interest rates are variable and are based on different indices and, therefore, may not always reflect the same spread.

The change in interest expense in first nine months 2009 compared with first nine months 2008 was due to lower levels of debt outstanding as a result of our debt purchases and retirements, and to a lesser degree low interest rates on our variable-rate debt.

Goodwill

Our goodwill totals $394 million of which $265 million is allocated to our corrugated packaging segment and $129 million to the gypsum wallboard component of our building products segment.  Substantially all our goodwill is deductible for income tax purposes.  We do not believe our goodwill is impaired at third quarter-end 2009.

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

Since year-end 2008 there have been no changes in the composition of our reporting units and our analysis of first nine months 2009 events and operations, including the improvement in our market capitalization, did not indicate it was likely that there had been any significant deterioration in the estimated fair value of our reporting units.  As a result, we did not perform an interim test for goodwill impairment in first nine months 2009.  If economic and market conditions are depressed for a prolonged period, it is possible that in future periods our goodwill could become impaired, and we would be required to recognize impairment charges, which could possibly be significant.

Income Taxes

Our effective tax rate was 39 percent in third quarter and first nine months 2009.  Our effective tax rate was 89 percent in first nine months 2008.  Differences between the effective tax rate and the statutory rate are due to state income taxes, nondeductible items, and deferred taxes on unremitted foreign income.

Average Shares Outstanding

The increase in average diluted shares outstanding in third quarter 2009 was due to the increase in the dilutive effect of stock options as a result of our higher share price.

Capital Resources and Liquidity for First Nine Months 2009

Sources and Uses of Cash

We operate in cyclical industries and our operating cash flows vary accordingly.  Our principal operating cash requirements are for compensation, wood and recycled fiber, energy, interest, and taxes.  Pricing and shipments decreased for our corrugated packaging and most of our building products in first nine months 2009.  Working capital is subject to cyclical operating needs, the timing of collection of receivables and the payment of payables and expenses and, to a lesser extent, to seasonal fluctuations in our operations.

	First Nine Months
	2009		2008
	(In millions)
Cash received from:
Operations (including payments related to our 2007 transformation plan of $50 million in first nine months 2008)	$424	(a) (b)	$142 (a)
Working capital (including payments related to our 2007 transformation plan of $297 million in first nine months 2008)	16		(385)
Cash from operations	440		(243)
Sale of non-strategic assets and operations	4		4
Borrowings, net	––		287
Total sources	444		48

Cash used to:
Reduce borrowings, net	(299)		––
Return to shareholders through dividends	(32)		(32)
Reinvest in the business through:
Capital expenditures	(81)		(116)
Acquisition of PBL, net of cash acquired	––		(57)
Joint ventures and other	(31)		(20)
Total uses	(443)		(225)
Change in cash and cash equivalents	$1		$(177)
_____________
(a)      Includes voluntary, discretionary contributions to our qualified defined benefit plan of $30 million in 2009 and $15 million in 2008.

(b)      Includes $121 million of alternative fuel mixture tax credits, net of related costs and tax payments.

    We issued 391,623 and 368,555 shares of common stock in first nine months 2009 and 2008 to employees exercising options and for vesting of share-settled units.  We paid cash dividends to shareholders of $0.30 per share in first nine months 2009 and 2008.  On November 6, 2009, our Board of Directors declared a regular quarterly dividend of $0.10 per share payable on December 15, 2009.

Capital expenditures are expected to be about $130 million in 2009 or about 65 percent of expected 2009 depreciation and amortization.  The expected reduction of capital expenditures in 2009 is primarily the result of the completion of the majority of our box plant transformation to increase efficiencies in our corrugated packaging operations.

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

Liquidity

Credit Agreements

Our sources of short-term funding are our operating cash flows and borrowings under our credit agreements and accounts receivable securitization facility. At third quarter-end 2009, we had $745 million of unused borrowing capacity under our committed credit agreements and accounts receivable securitization facility.

	Committed Credit Agreements	Accounts Receivable Securitization Facility	Total
	(In millions)
Committed	$825	$250	$1,075
Less: Borrowings and commitments	(105)	(225)	(330)
Unused borrowing capacity at third quarter-end 2009	$720	$25	$745

Our committed credit agreements include a $750 million revolving credit facility that expires in 2011.  Of the remaining $75 million, $25 million matures in 2011; $10 million expiring in 2009 and $15 million expiring in 2010 have term-out agreements that do not require outstanding borrowings to be repaid until 2011 and 2012, respectively; and $25 million expires in July 2010.

Our accounts receivable securitization facility expires in September 2010.  In November 2009, we amended and restated our accounts receivable securitization facility.  The amended facility expires at the end of October 2012.  As a result, we have classified the $225 million of borrowings under this facility as long-term debt.

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

As a result of the substitution of SunTrust, we recognized $17 million of other non-operating expense in first nine months 2009, which consisted of $15 million in fees that we paid in connection with the issuance of the SunTrust letters of credit, which was being amortized over the life of the letters of credit, and $2 million of other fees associated with terminating the transaction with SunTrust.

Off-Balance Sheet Arrangements

At third quarter-end 2009, there were no significant changes in off-balance sheet arrangements from that disclosed in our Annual Report on Form 10-K for fiscal 2008.

Pension and Postretirement Matters

We have no minimum funding requirement under ERISA in 2009.  We made $30 million in voluntary, discretionary contributions to our qualified defined benefit pension plan in first nine months 2009.

Energy

Energy costs, which include energy consumed at the Newport mill that we acquired in July 2008, were $205 million in first nine months 2009 compared with $275 million in first nine months 2008.  Our energy costs fluctuate based on the market prices we pay for these commodities and on the amount and mix of fuels we may use.  We continue to reduce our dependency on natural gas by utilizing biomass fuels.  We hedge very little of our energy needs.  It is likely that these costs will continue to fluctuate for the remainder of 2009.

The Internal Revenue Code allows a refundable tax credit for alternative fuel mixtures produced for sale or for use in a trade or business.  The application of the alternative fuel mixture tax credit to the alternative fuel used in the paper industry is a complicated issue that continues to receive significant attention from the U.S. Congress and the Internal Revenue Service.  The credit is scheduled to expire on December 31, 2009.

The IRS approved our registration as an alternative fuel mixer, allowing us to file for the alternative fuel mixture tax credit.  Through third quarter-end 2009, we recognized credits of $149 million and incurred related costs of $3 million, primarily related to equipment used in the mixing process and the purchase of diesel fuel mixed with the alternative fuel.

For income tax purposes we believe the alternative fuel mixture tax credits are not taxable but may be subject to alternative minimum tax.  However, we were required under generally accepted accounting principles to establish a $58 million liability for unrecognized tax benefits related to the tax position taken regarding these credits.

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

In third quarter 2009, there were no material developments in pending legal proceedings.

Calculation of Non-GAAP Financial Measure

		Corrugated	Building
	Consolidated	Packaging	Products
	(In millions)
First Nine Months 2009
Return:
Segment operating income determined in accordance with GAAP	$281	$290	$(9)
Items not included in segments:
General and administrative expense	(53)	N/A	N/A
Share-based and long-term incentive compensation	(39)	N/A	N/A
	$189	$290	$(9)
Investment:
Beginning of year total assets or segment assets determined in
accordance with GAAP	$5,869	$2,366	$580
Adjustments:
Current liabilities (excluding current portion of long-term debt)	(445)	(257)	(45)
Financial assets of special purpose entities	(2,474)	N/A	N/A
Municipal bonds related to capital leases included in other assets	(188)	N/A	N/A
	$2,762	$2,109	$535

ROI, annualized	9.1%	18.3%	(2.2)%

First Nine Months 2008
Return:
Segment operating income determined in accordance with GAAP	$131	$157	$(26)
Items not included in segments:
General and administrative expense	(59)	N/A	N/A
Share-based compensation	(16)	N/A	N/A
	$56	$157	$(26)
Investment:
Beginning of year total assets or segment assets determined in
accordance with GAAP	$5,942	$2,301	$623
Adjustments:
Current liabilities (excluding current portion of long-term debt)	(887)	(311)	(63)
Financial assets of special purpose entities	(2,383)	N/A	N/A
Municipal bonds related to capital leases included in other assets	(188)	N/A	N/A
	$2,484	$1,990	$560

ROI, annualized	3.0%	10.5%	(6.2)%

ROI annualized is not necessarily indicative of the ROI that may be expected for the entire year.

STATISTICAL AND OTHER DATA

Revenues and unit sales, excluding joint venture operations, follows:

	Third Quarter		First Nine Months
	2009	2008	2009	2008
	(Dollars in millions)
Revenues
Corrugated Packaging
Corrugated packaging	$699	$729	$2,177	$2,231
Paperboard (a) (b)	35	68	109	140
	$734	$797	$2,286	$2,371

Building Products
Lumber	$48	$60	$139	$177
Particleboard	35	46	108	138
Gypsum wallboard	38	33	109	101
Medium density fiberboard	16	18	49	56
Fiberboard	8	11	18	33
Other	6	11	23	35
	$151	$179	$446	$540

Unit sales
Corrugated Packaging
Corrugated packaging, thousands of tons	825	810	2,490	2,504
Paperboard, thousands of tons (a) (b)	89	150	264	304
	914	960	2,754	2,808

Building Products
Lumber, million board feet	183	189	555	593
Particleboard, million square feet	103	117	309	372
Gypsum wallboard, million square feet	328	255	870	813
Medium density fiberboard, million square feet	31	34	96	110
Fiberboard, million square feet	41	52	95	170
_______

(a)  Paperboard includes containerboard and lightweight gypsum facing paper.

(b)  Comparison of revenue and unit sales of paperboard are affected by the July 25, 2008 purchase of our partner’s interest in Premier Boxboard Limited LLC.  The effects on revenues and unit sales for the periods presented are not material.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our interest rate exposure is primarily related to our variable-rate, long-term debt and to the financial assets and nonrecourse financial liabilities of special purpose entities.  This exposure is the result of changes in interest rates and also the use of different base rates and the timing of the quarterly interest rate resets on the financial assets and nonrecourse financial liabilities of special purpose entities.  As discussed below, the net effect on our pre-tax income of a one percent change in interest rates is $1 million.

Our variable-rate debt was $297 million at third quarter-end 2009 and $351 million at year-end 2008.  A one percent change in interest rates would change our annual interest expense on variable-rate debt by $2 million.

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

The following table illustrates the estimated effect on our pre-tax income of immediate, parallel, and sustained shifts in interest rates for the next 12 months at third quarter-end 2009 on our variable-rate debt and our net financial assets and nonrecourse financial liabilities of special purpose entities, with comparative year-end 2008 information.

	Increase (Decrease)
	Third Quarter-End 2009			Year-End 2008
	Variable Rate	Special Purpose		Variable Rate	Special Purpose
	Debt	Entities - Net	Total	Debt	Entities - Net	Total
	(In millions)
Change in Interest Rates
+2%	$(5)	$5	$–	$(7)	$5	$(2)
+1%	(2)	3	1	(3)	2	(1)
-1%	N/A	N/A	N/A	3	(2)	1
-2%	N/A	N/A	N/A	7	(5)	2

The down interest rate scenarios are not applicable at third quarter-end 2009 due to the current low interest rate environment.

Foreign Currency Risk

In first nine months 2009, there were no significant changes in foreign currency risk from that disclosed in our Annual Report on Form 10-K for fiscal 2008.

Commodity Price Risk

In first nine months 2009, there were no significant changes in commodity price risk from that disclosed in our Annual Report on Form 10-K for fiscal 2008.

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

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

Since we filed our Annual Report on Form 10-K for fiscal 2008, there have been no material developments in pending legal proceedings.

Item 1A.	Risk Factors

Since we filed our Annual Report on Form 10-k for fiscal 2008, there have been no material changes in risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)
Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
Month 1 (7/1/2009 –7/31/2009)	25,874	$15.44	––	6,650,000
Month 2 (8/1/2009 –8/30/2009)	2,921	16.20	––	6,650,000
Month 3 (9/1/2009 –9/30/2009)	34,584	17.75	––	6,650,000
Total	63,379		––	6,650,000

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

(2)  All shares purchased during the period represent shares purchased from employees to pay taxes related to stock option exercises.

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

TEMPLE-INLAND INC. (Registrant)
Dated: November 10, 2009	By:	/s/ Randall D. Levy
Name: Randall D. Levy
Title: Chief Financial Officer

	By:	/s/ Troy L. Hester
Name: Troy L. Hester
Title: Corporate Controller and Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Description	Page No.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	35
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	37
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	39
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	40