Form 10-K
period 2010-01-02
TEMPLE INLAND INC
filed 2010-02-23
CIK 731939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended January 2, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From to

Commission File Number 001-08634
Temple-Inland Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	75-1903917 (I.R.S. Employer Identification No.)

1300 MoPac Expressway South, 3rd Floor
Austin, Texas 78746
(Address of principal executive offices, including Zip code)

Registrant’s telephone number, including area code: (512) 434-5800

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered

Common Stock, $1.00 Par Value per Share, non-cumulative	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing sales price of the Common Stock on the New York Stock Exchange on July 2, 2009, was approximately $1,045,570,000. For purposes of this computation, all officers, directors, and five percent beneficial owners of the registrant (as indicated in Item 11) are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or five percent beneficial owners are, in fact, affiliates of the registrant.

As of February 18, 2010, there were 107,517,197 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive proxy statement to be prepared in connection with the 2010 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

i

PART I

Item 1.	Business

Introduction

Temple-Inland Inc. is a Delaware corporation that was organized in 1983. We manufacture corrugated packaging and building products, which we report as separate operating segments. The following chart presents our corporate structure at year-end 2009. It does not contain all our subsidiaries, many of which are dormant or immaterial entities. A list of our subsidiaries is filed as an exhibit to this Annual Report on Form 10-K. All subsidiaries shown are 100 percent owned by their immediate parent company listed in the chart, unless indicated otherwise.

Our principal executive offices are located at 1300 MoPac Expressway South, 3rd Floor, Austin, Texas 78746. Our telephone number is (512) 434-5800.

Financial Information

Financial information about our principal operating segments and revenues by geographic areas are shown in our notes to financial statements contained in Item 7, and revenues and unit sales by product line are contained in Item 6 of this Annual Report on Form 10-K.

Narrative Description of the Business

Corrugated Packaging.  Our corrugated packaging segment provided 84 percent of our 2009 consolidated net revenues. Our vertically integrated corrugated packaging operation includes:

•	seven mills, and

•	63 converting facilities.

We manufacture containerboard (linerboard and corrugating medium) and convert it into a complete line of corrugated packaging. We also manufacture light-weight gypsum facing paper and white-top linerboard at our mill in Newport, Indiana. We converted 93 percent of the containerboard we manufactured in 2009, in combination with containerboard we purchased from other producers, into corrugated containers at our converting facilities. We sold the remainder of the containerboard we produced in the domestic and export markets. We routinely buy and sell various grades of containerboard depending on our product mix.

Our nationwide network of converting facilities produces a wide range of products from commodity brown boxes to intricate die cut containers that can be printed with multi-color graphics. Even though the corrugated packaging business is characterized by commodity pricing, each order for each customer is a custom order. Our corrugated packaging is sold to a variety of customers in the food, beverage, paper, glass containers, chemical, appliance, and plastics industries, among others. We also manufacture bulk containers constructed of multi-wall corrugated board for extra strength, which are used for bulk shipments of various materials.

We serve over 9,000 corrugated packaging customers with 15,000 shipping destinations. We have no single customer to which sales equal ten percent or more of consolidated revenues or the loss of which would have a material adverse effect on our corrugated packaging segment.

Sales of corrugated packaging track changing population patterns and other demographics. Historically, there has been a correlation between the demand for corrugated packaging and orders for nondurable goods.

Building Products.  Our building products segment provided 16 percent of our 2009 consolidated net revenues. We manufacture a wide range of building products, including:

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

Raw Materials

Wood fiber, in various forms, is the principal raw material we use in manufacturing our products. In 2009, we purchased approximately 43 percent of our virgin wood fiber requirements pursuant to long-term fiber supply agreements, the most significant of which were entered into in connection with our timberland sale in 2007. Purchases under these agreements are at market prices. The balance of our virgin wood fiber requirements was purchased at market prices from numerous landowners and other timber owners, as well as other producers of wood by-products.

Linerboard and corrugating medium are the principal materials used to make corrugated boxes. Our mills at Rome, Georgia and Bogalusa, Louisiana, manufacture linerboard. Our Ontario, California; Maysville, Kentucky; and Orange, Texas, mills are traditionally linerboard mills, but can also manufacture corrugating medium. Our Newport, Indiana, mill manufactures gypsum facing paper, corrugating medium, and white-top linerboard. Our New Johnsonville, Tennessee, mill manufactures corrugating medium. The principal raw material used by the Rome, Georgia; Orange, Texas; and Bogalusa, Louisiana, mills is virgin wood fiber, but each mill also uses recycled fiber for its fiber requirements. The Ontario, California and Maysville, Kentucky mills use only recycled fiber. The Newport, Indiana mill uses recycled fiber and a combination of recycled fiber and virgin bleached pulp in manufacturing white-top linerboard. The mill at New Johnsonville, Tennessee, uses a combination of virgin wood and recycled fiber.

In 2009, recycled fiber represented approximately 44 percent of the total fiber needs of our mill system. We purchase recycled fiber at market prices on the open market from numerous suppliers. We generally produce more linerboard and less corrugating medium than is used by our converting facilities. The deficit of corrugating medium is filled through open market purchases and/or trades, and we sell any excess linerboard in the open market.

We obtain gypsum for our wallboard operation in Fletcher, Oklahoma, from one outside source through a long-term purchase contract at market prices. At our gypsum wallboard plants in West Memphis, Arkansas, and Cumberland City, Tennessee, synthetic gypsum is used as a raw material. Synthetic gypsum is a by-product of coal-fired industrial processes. We have a long-term supply agreement for synthetic gypsum that our supplier obtains from nearby industries, including a Tennessee Valley Authority electrical plant located adjacent to our Cumberland City plant. Synthetic gypsum acquired pursuant to this agreement supplies all the synthetic gypsum required by our Cumberland City and West Memphis plants. Our gypsum wallboard plant in McQueeney, Texas, uses a combination of gypsum obtained from its own quarry and synthetic gypsum.

We believe the sources outlined above will be sufficient to supply our principal raw material needs for the foreseeable future. The fiber market is difficult to predict and there can be no assurance of the future direction of prices for virgin wood or recycled fiber. It is likely that prices for fiber will continue to fluctuate in the future.

Energy

Electricity and steam requirements at our manufacturing facilities are either supplied by a local utility or generated internally through the use of a variety of fuels, including natural gas, fuel oil, coal, petroleum coke, tire derived fuel, wood bark, and other waste products resulting from the manufacturing process. By utilizing these waste products and other wood by-products as a biomass fuel to generate electricity and steam, we were able to generate approximately 85 percent of our energy requirements in 2009 at our mills in Rome, Georgia; Bogalusa, Louisiana; and Orange, Texas. In some cases where natural gas or fuel oil is used, our facilities possess a dual capacity enabling the use of either fuel as a source of energy.

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

Employees

We have approximately 11,000 employees, of which approximately 10,000 are located in the United States. Approximately 3,700 of our employees in the United States are represented by a union. The majority of the union representation is through the United Steelworkers or USW.

In 2009, we entered into a framework bargaining agreement with the USW that covers our five mills with USW represented workforces: Rome, Georgia; Bogalusa, Louisiana; New Johnsonville, Tennessee; Orange, Texas; and Newport, Indiana. The framework agreement provides for a four-year contract and will be applied to all contracts expiring in 2009 through 2012.

We have 32 packaging facilities where the employees are represented by a union, 26 of which are represented by the USW. In 2010, seven of these contracts will expire and need to be renegotiated.

We believe we have good working relations with our employees.

Environmental Protection

We are committed to protecting the health and welfare of our employees, the public, and the environment and strive to maintain compliance with all state and federal environmental regulations in a manner that is also cost effective. When we construct new facilities or modernize existing facilities, we typically use best available technology for air and water emissions. This forward-looking approach is intended to minimize the effect that changing regulations have on capital expenditures for environmental compliance.

Our operations are subject to federal, state, and local provisions regulating discharges into the environment and otherwise related to the protection of the environment. Compliance with these provisions, primarily the Federal Clean Air Act, Clean Water Act, Comprehensive Environmental Response, Compensation and Liability Act of 1980 (or CERCLA), as amended by the Superfund Amendments and Reauthorization Act of 1986 (or SARA), Toxic Substances Control Act of 1976 (or TSCA), and Resource Conservation and Recovery Act (or RCRA), requires us to invest substantial funds to modify facilities to assure compliance with applicable environmental regulations. Capital expenditures directly related to environmental compliance totaled $9 million in 2009. This amount does not include capital expenditures for environmental control facilities made as a part of major mill modernizations and expansions or capital expenditures made for another purpose that have an indirect benefit on environmental compliance.

Future expenditures for environmental control facilities will depend on new laws and regulations and other changes in legal requirements and agency interpretations thereof, as well as technological advances. We expect the prominence of environmental regulation and compliance to continue for the foreseeable future. Given these uncertainties, we currently estimate that capital expenditures for environmental purposes, excluding expenditures related to the Maximum Achievable Control Technology (or MACT) programs and landfill closures discussed below, will be $9 million in 2010, $6 million in 2011, and $6 million in 2012. The estimated expenditures could be significantly higher if more stringent laws and regulations are implemented.

In 2004, the United States Environmental Protection Agency (or EPA) published the Boiler MACT regulations affecting industrial boilers and process heaters burning all fuel types with the exception of small gas-fired units. In 2007 the U.S. Court of Appeals for the D.C. Circuit remanded and vacated the Boiler MACT. To date new regulations have not been proposed or issued. In order to gauge our liability accurately regarding future related regulations, we continue to monitor and are actively engaged in the process the EPA is undertaking to develop new standards for industrial boilers and process heaters.

We own landfills used for disposal of non-hazardous waste at four containerboard mills and two building products facilities. Based on third-party cost estimates, we expect to spend, on an undiscounted basis, $40 million during the period 2010 through 2055 to ensure proper closure of these landfills. We also have one additional site that we are remediating. We expect to spend, on an undiscounted basis, $2 million for the remediation of that site. A reserve has been established for these closure and remediation costs.

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

Under CERCLA, liability for the cleanup of a Superfund site may be imposed on waste generators, site owners and operators, and others regardless of fault or the legality of the original waste disposal activity. While joint and several liability is authorized under CERCLA, as a practical matter, the cost of cleanup is generally allocated among the many waste generators. We are named as a potentially responsible party in proceedings relating to the cleanup of six hazardous waste sites under CERCLA and similar state laws, excluding sites for which our records disclose no involvement or for which our potential liability has been finally determined. In all but two of these sites, we are either designated as a de minimus potentially responsible party or believe our financial exposure is insignificant. We have conducted investigations of all six sites, and currently estimate that the remediation costs to be allocated to us are about $2 million and should not have a material effect on our earnings or competitive position. There can be no assurance that we will not be named as a potentially responsible party at additional Superfund sites in the future or that the costs associated with the remediation of those sites would not be material.

Climate Change

There is an increasing likelihood that our manufacturing sites could be affected in some way in the future by regulation or taxation of greenhouse gas, or GHG, emissions. Although climate change legislation is pending in Congress, it is difficult at this time to estimate the likelihood of passage of legislation, or alternatively, the potential impact of direct regulation of GHG emissions by the EPA. Several states, including California, have implemented their own GHG regulatory programs. Our sites that are subject to state imposed GHG regulations, have not experienced, and do not anticipate, significant cost increases as a result, although it is likely that GHG emission restrictions will increase over time. Potential consequences of such federal and state regulations include increased capital requirements at the time of permitting for new emission sources or major modification of existing sources, and at the time of renewal of existing permits. Also, such regulations will potentially increase energy costs above the level of general inflation, as well as increase direct compliance costs. Currently, however, it is not possible to estimate the likely financial impact of potential future GHG regulation on any of our manufacturing sites.

Coal Combustion By-products

EPA is considering a regulation designating Coal Combustion By-products (CCBs) as hazardous waste and regulating their disposal accordingly. Contingent upon the actual language of such regulation if enacted, there is a potential direct impact on our continued use of flue gas desulfurization gypsum (FGD), also referred to as synthetic gypsum, which makes up approximately 60 percent of the raw material requirements for our gypsum wallboard manufacturing. We currently expect that any regulation in this area will include a beneficial use exception that would allow continued use of FGD in manufacturing wallboard. Alternate sources of natural gypsum are available but at a higher delivered cost. Such designation of FGD as hazardous waste would reverse the EPA’s affirmative determination in 1993 and in 2000 that FGD was non-hazardous and negate the EPA’s express encouragement of the use of CCBs in the manufacture of building products. The designation of CCBs as hazardous waste would also have the indirect impact of potentially raising the cost of electricity as utilities would incur increased waste disposal costs that would be passed through to customers. Until any such regulation is actually proposed for final adoption, it is not possible to estimate the financial impact of this potential regulation.

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

The corrugated packaging industry is highly competitive with over 1,300 box plants in the United States. Our box plants accounted for approximately 14 percent of total industry shipments in 2009, making us the third largest producer of corrugated packaging in the United States. Although corrugated packaging is dominant in the national distribution process, our products also compete with various other packaging materials, including products made of paper, plastics, wood, and metals.

In building products markets, we compete with many companies that are substantially larger and have greater resources in the manufacturing of building products.

Executive Officers of the Registrant

The names, ages, and titles of our executive officers are:

Name	Age	Office

Doyle R. Simons	46	Chairman of the Board and Chief Executive Officer
J. Patrick Maley III	48	President and Chief Operating Officer
Jack C. Sweeny	63	Group Vice President
Larry C. Norton	50	Group Vice President
Dennis J. Vesci	62	Group Vice President
Randall D. Levy	58	Chief Financial Officer and Treasurer
J. Bradley Johnston	54	Chief Administrative Officer
C. Morris Davis	67	General Counsel
Scott Smith	55	Chief Information Officer
Grant F. Adamson	51	Chief Governance Officer
Leslie K. O’Neal	54	Vice President, Assistant General Counsel and Secretary
Carolyn C. Sloan	49	Vice President, Internal Audit
Troy L. Hester	53	Principal Accounting Officer and Corporate Controller

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

Jack C. Sweeny became Group Vice President in May 1996. Since November 1982, Mr. Sweeny has served in various management capacities in our building products segment, which he joined in 1970.

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

Leslie K. O’Neal was named Vice President in August 2002 and became Secretary in February 2000 after serving as Assistant Secretary since 1995. Ms. O’Neal, who joined the Company in 1980, also serves as Assistant General Counsel, a position she has held since 1985.

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

One example of a potential regulatory change involves the EPA considering regulations that would classify materials produced primarily from the combustion of coal in coal-fired industrial processes (sometimes referred to as coal combustion by-products) as hazardous materials. Such regulation could impact our use of synthetic gypsum in the manufacture of gypsum wallboard. If synthetic gypsum, along with other coal combustion by-products, is classified as a hazardous material, we would no longer be able to use it as a raw material, and we would need to find alternative sources of gypsum. These alternative sources would likely be materially more expensive than the synthetic gypsum we currently use. For a more detailed description, please see “Environmental Protection — Coal Combustion By-products” on page 5.

Another example is pending legislative and regulatory actions concerning greenhouse gas (GHG) emissions. Potential consequences of such federal and state regulations include increased capital requirements at the time of permitting for new emission sources or major modification of existing sources, and at the time of renewal of existing permits. Also, such regulations will potentially increase energy costs above the level of general inflation, as well as increase direct compliance costs.

Further downward changes in demand for housing in the market regions where we operate could decrease profitability in our building products segment.

The residential homebuilding industry is sensitive to changes in economic conditions, including employment, interest rates, foreclosure rates, and availability of financing, and housing starts have declined to the lowest levels in decades. Further adverse changes in these conditions generally, or in the market regions where we operate, could further decrease demand for new homes in these areas. Additional declines in housing demand or continued historically low levels of housing demand could result in lower pricing and demand for many of our building products, particularly lumber and gypsum wallboard, which could have increased negative effects on our revenues and earnings.

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

In 2007, we sold our strategic timberland in a manner intended for U.S. federal income tax purposes to defer recognition of a substantial portion of the gain on the sale. Under the installment method, we will not be required to pay U.S. federal income taxes on the deferred gain until we are required to recognize the gain. We received opinions of tax counsel regarding the timberland sale and the deferred gain. The opinions rely on certain facts, assumptions, representations, and undertakings from us regarding the past and future conduct of our businesses and other matters. If any of these are incorrect or not otherwise satisfied, then we may not be able to rely on the opinions. Notwithstanding the opinions, the IRS could determine on audit that the gain does not qualify for deferral if it determines that any of these facts, assumptions, representations, or undertakings are not correct or have been violated or that the transaction otherwise does not qualify for the installment method. In any such event, some or all of the deferred taxes recorded from the gain on the sale of our timberlands and payable in 2027 could become currently payable. For a more detailed description, please see “Capital Resources and Liquidity-Financial Assets and Nonrecourse Financial Liabilities of Special Purpose Entities” on page 34.

If the credit ratings of a bank issuing letters of credit in our timberland financing transaction are lowered below designated levels and we failed to secure substitute letter of credit issuers, we could be required to fund significant U.S. federal income tax liabilities the payment of which we believe to be deferred.

The financial assets of special purpose entities relate to the sale of our strategic timberlands in 2007 and are secured by letters of credit issued by four banks. The letters of credit are secured by the purchaser’s long-term cash deposits with the banks. The letter of credit issuers are required to maintain a credit rating on their long-term unsecured debt of at least A+ by Standard & Poor’s Financial Services LLC, a subsidiary of McGraw-Hill Companies, Inc., and A1 by Moody’s Investors Service, Inc. If a credit rating of any of these banks were downgraded below this level, the bank must be replaced with another qualifying financial institution. To date two letter of credit banks have been replaced. The credit ratings of all the participating banks are currently at or above the designated level. If a credit rating of one of the participating banks were downgraded below the designated level and following the downgrade a qualifying financial institution could not be substituted (which would be referred to as a failed substitution), it is possible that a portion of the deferred taxes recorded from the gain on the sale of our timberlands and payable in 2027 would become currently payable. If there were a second failed substitution, it is possible that the remaining deferred taxes from the gain on the sale of our timberlands would become currently payable. For a more detailed description, please see “Capital Resources and Liquidity-Financial Assets and Nonrecourse Financial Liabilities of Special Purpose Entities” on page 34.

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

We own and operate manufacturing facilities throughout the United States, four converting plants in Mexico, and one in Puerto Rico. We believe our manufacturing facilities are suitable for their purposes and adequate for our business. Additional information about selected facilities by business segment follows:

Paperboard Mills

		Number of	Annual	2009
Location	Product	Machines	Capacity	Production
			(In tons)

Ontario, California	Linerboard and corrugating medium	1	340,280	337,100
Rome, Georgia	Linerboard	2	877,100	757,566
Orange, Texas	Linerboard and corrugating medium	2	769,700	765,471
Bogalusa, Louisiana	Linerboard	2	895,000	861,879
Maysville, Kentucky	Linerboard and corrugating medium	1	524,900	506,361
New Johnsonville, Tennessee	Corrugating medium	1	371,050	362,940
Newport, Indiana	Corrugating medium, white-top linerboard,	1
	and gypsum facing paper		340,280	314,733

			4,118,310	3,906,050

Converting Facilities*

Corrugator
Location	Size

Phoenix, Arizona	98”
Fort Smith, Arkansas	87”
Fort Smith, Arkansas(1)***	None
Bell, California	98”
Buena Park, California(1)	85”
El Centro, California(1)	87”
Gilroy, California(1)	87”
Gilroy, California(1)***	98”
Ontario, California	87”
Santa Fe Springs, California	98”
Santa Fe Springs, California(1)**	87” and 85”
Santa Fe Springs, California(1)***	None
Tracy, California	110”
Union City, California(1)***	None
Wheat Ridge, Colorado	87”
Orlando, Florida	98”
Tampa, Florida(1)	78”
Carol Stream, Illinois	87”
Chicago, Illinois	87”
Chicago, Illinois(1)***	None
Elgin, Illinois	78”
Elgin, Illinois***	None
Crawfordsville, Indiana	98”

Corrugator
Location	Size

Evansville, Indiana	98”
Indianapolis, Indiana	87”
Indianapolis, Indiana***	None
St. Anthony, Indiana***	None
Tipton, Indiana***	110”
Garden City, Kansas	98”
Kansas City, Kansas	87”
Bogalusa, Louisiana	98”
Minden, Louisiana	98”
Minneapolis, Minnesota	87”
St. Louis, Missouri	87”
St. Louis, Missouri***	98”
Milltown, New Jersey(1)***	None
Spotswood, New Jersey	98”
Binghamton, New York	87”
Buffalo, New York***	None
Scotia, New York***	None
Utica, New York***	None
Warren County, North Carolina	98”
Madison, Ohio***	None
Marion, Ohio	87”
Middletown, Ohio	98”
Streetsboro, Ohio	98”
Biglerville, Pennsylvania	98”
Hazleton, Pennsylvania	98”
Littlestown, Pennsylvania***	None
Scranton, Pennsylvania	68”
Vega Alta, Puerto Rico	87”
Lexington, South Carolina	98”
Ashland City, Tennessee(1)***	None
Elizabethton, Tennessee(1)***	None
Dallas, Texas	98”
Edinburg, Texas	87”
San Antonio, Texas	98”
San Antonio, Texas***	98”
Petersburg, Virginia	87”
San Jose Iturbide, Mexico	98”
Monterrey, Mexico	87”
Los Mochis, Sinaloa, Mexico	87”
Guadalajara, Mexico(1)***	None

*	The annual capacity of the converting facilities is a function of the product mix, customer requirements and the type of converting equipment installed and operating at each plant, each of which varies from time to time.

**	These plants each contain more than one corrugator.

***	Sheet or sheet feeder plants.

(1)	Leased facilities.

Additionally, we own a graphics resource center in Indianapolis, Indiana, that has a 100” preprint press. We lease 36 warehouses located throughout much of the United States.

Building Products

		Rated Annual
Description	Location	Capacity
		(In millions of
		board feet)

Lumber	Diboll, Texas	270	*
Lumber	Pineland, Texas	360	**
Lumber	Buna, Texas	198	***
Lumber	Rome, Georgia	180
Lumber	DeQuincy, Louisiana	198

Total lumber		1,206

*	Includes separate finger jointing capacity of 20 million board feet.

**	Includes separate stud mill capacity of 110 million board feet.

***	In 2009, production at this facility was ceased for an indefinite period.

		Rated Annual
Description	Location	Capacity
		(In millions of
		square feet)

Gypsum Wallboard	West Memphis, Arkansas	440
Gypsum Wallboard	Fletcher, Oklahoma	460
Gypsum Wallboard	McQueeney, Texas	400
Gypsum Wallboard	Cumberland City, Tennessee	800

Total gypsum wallboard		2,100

Particleboard	Monroeville, Alabama	150
Particleboard	Thomson, Georgia	150
Particleboard	Diboll, Texas	150
Particleboard	Hope, Arkansas	200

Total particleboard		650

MDF*	El Dorado, Arkansas	150
MDF(1)	Mt. Jewett, Pennsylvania	140

Total MDF		290

Fiberboard	Diboll, Texas	272

*	The table shows the full capacity of this facility that is owned by a joint venture in which we own a 50 percent interest.

(1)	Leased facilities.

Other

We occupy approximately 176,000 square feet of leased office space in Austin, Texas. We own and occupy a 150,000 square feet office building in Diboll, Texas.

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

Bogalusa Litigation

On October 15, 2003, a release of nitrogen dioxide and nitrogen oxide took place at our linerboard mill in Bogalusa, Louisiana. The mill followed appropriate protocols for handling this type of event, notifying the Louisiana Department of Environmental Quality, the EPA, and local law enforcement officials. The federal and state environmental agencies have analyzed the reports we prepared and have not indicated that they will take any action against us.

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

Guaranty Bank

In February 2007, we announced a transformation plan that included spinning off our financial services segment, Guaranty Financial Group (including its subsidiary Guaranty Bank), and our real estate segment, Forestar Group, and selling our timberlands. In October 2007, we closed the sale of the timberlands, and in December 2007 we distributed 100 percent of the stock of Guaranty Financial Group and Forestar to our shareholders consistent with this transformation plan. Since their spin-off in December 2007, we have had no ownership in or affiliation with Guaranty Financial Group, Guaranty Bank, or Forestar. In connection with the spin-off, we received an opinion from a qualified advisor that Guaranty Financial Group and Guaranty Bank would be solvent and adequately capitalized after the spin-off. In addition, Guaranty Bank satisfied Office of Thrift Supervision criteria to be considered well capitalized both before and after the spin off.

In August 2009, the Office of Thrift Supervision closed Guaranty Bank and appointed the Federal Deposit Insurance Corporation (FDIC) as receiver. Shortly thereafter, Guaranty Financial Group, filed for bankruptcy. As a result of the process we followed in connection with the spin-off, we do not believe that if the receiver made any claim against us that we would have any liability related to the spin-off of Guaranty Financial Group.

Often in its capacity as receiver for a failed financial institution, the FDIC will bring professional liability claims against the directors and officers of the failed institution in an effort to recoup losses suffered by the deposit insurance fund. We are not currently aware of any such claims being filed in connection with the failure of Guaranty Bank. If any such claims are filed, certain of our employees and directors who served as officers or directors of Guaranty Bank or Guaranty Financial Group prior to the spin-off may have a right to seek indemnification from us for any losses suffered as a result of such claims. The indemnification would generally not be available to an individual who had not acted in good faith or had reason to believe their actions were opposed to our best interests. We believe that any such claims for indemnification would be limited to the time during which we owned Guaranty and would be covered by our director and officer liability insurance. Accordingly, we do not anticipate that we would incur any significant liability if any such indemnification claims actually arise.

Other

We have been named as a defendant in several cases in Louisiana state court claiming hearing loss as a result of continuous long-term hazardous noise exposure at one of our facilities. We have observed an increase in this type of litigation against operators of industrial facilities. While it is too early for us to form an opinion as to risk of loss in these matters, we believe that we substantially complied with workplace health and safety regulations and good industry practices relating to potential hearing loss over the various periods of employment. We will continue to defend vigorously against these allegations.

PART II

Item 4.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock is traded on the New York Stock Exchange. The high and low sales prices for our Common Stock and dividends paid in each fiscal quarter in the two most recent fiscal years were:

	2009			2008
	Price Range			Price Range
	High	Low	Dividends	High	Low	Dividends

First Quarter	$6.47	$2.37	$0.10	$21.68	$11.64	$0.10
Second Quarter	$15.64	$4.95	$0.10	$15.54	$11.08	$0.10
Third Quarter	$18.90	$10.90	$0.10	$20.49	$10.52	$0.10
Fourth Quarter	$22.68	$14.85	$0.10	$15.42	$2.34	$0.10
For the Year	$22.68	$2.37	$0.40	$21.68	$2.34	$0.40

Shareholders

Our stock transfer records indicated that as of February 18, 2010, there were approximately 4,400 holders of record of our Common Stock.

Dividend Policy

As indicated above, we paid quarterly dividends during each of the two most recent years in the amounts shown. On February 5, 2010, the Board of Directors declared a quarterly dividend on our Common Stock of $0.11 per share payable on March 15, 2010, to shareholders of record on March 1, 2010. The Board periodically reviews the dividend policy, and the declaration of dividends will necessarily depend upon our earnings and financial requirements and other factors within the discretion of the Board.

Issuer Purchases of Equity Securities(1)

				Maximum
			Total Number	Number of
			of Shares	Shares That
			Purchased as	May Yet be
	Total	Average	Part of Publicly	Purchased
	Number of	Price	Announced	Under the
	Shares	Paid per	Plans or	Plans
Period	Purchased(2)	Share	Programs	or Programs

Month 1 (10/1/2009 — 10/31/2009)	—	$—	—	6,650,000
Month 2 (11/1/2009 — 11/30/2009)	43	$17.95	—	6,650,000
Month 3 (12/1/2009 — 12/31/2009)	4,686	$20.49	—	6,650,000

Total	4,729	$20.47	—

(1)	On August 4, 2006, we announced that our Board of Directors authorized the repurchase of up to 6,000,000 shares of our common stock. We have purchased 4,350,000 shares under this authorization, which has no expiration date. On February 2, 2007, we announced that our Board of Directors authorized the purchase of up to an additional 5,000,000 shares of our common stock, increasing the maximum number of shares yet to be purchased under our repurchase plans to 6,650,000 shares. We have no plans or programs that expired during the period covered by the table above and no plans or programs that we intend to terminate prior to expiration or under which we no longer intend to make further purchases.

(2)	Represents shares purchased from employees to pay taxes related to the vesting of restricted shares.

Performance Graph

The following graph compares the cumulative total shareholder return on our common stock to the Standard & Poor’s 500 Stock Index and an index we composed of our peers assuming an investment of $100 and the reinvestment of all dividends over the five-year period ended December 31, 2009. At the end of 2007, we paid a special dividend of $10.25 per share and spun-off Forestar Group Inc. and Guaranty Financial Group Inc. In accordance with SEC rules our stock price has been adjusted in preparing the graph to reflect the special dividend and these spin-offs as special dividends that were reinvested in our stock. Due to the fundamental change to our company from these transactions, comparisons to prior periods may not be meaningful.

The performance graph is based on a peer index composed of AbitibiBowater Inc.; Appleton Papers Inc.; Boise, Inc; Canfor Corporation; Caraustar Industries, Inc.; Cascades Inc.; Catalyst Paper; Domtar Corporation; Glatfelter; Graphic Packaging Holding Co.; International Paper Company; MeadWestvaco Corporation; Mercer International Inc.; Neenah Paper Inc.; Newark Group, Inc.; NewPage Corp.; Packaging Corporation of America; Rock-Tenn Co.; Smurfit-Stone Container Corporation; Verso Paper Corp.; Wausau Paper Corp.; and West Fraser Timber Co. Ltd. Some companies in our peer index do not have publicly traded common stock and are not included in the performance graph. The Standard & Poor’s 500 Stock Index is a broad equity market index published by Standard & Poor’s.

Assumes $100 invested on the last trading day in fiscal year 2004
Total return assumes reinvestment of dividends

Pursuant to SEC rules, the returns of each of the companies in the peer index are weighted according to the respective company’s stock market capitalization at the beginning of each period for which a return is indicated. Historic stock price is not indicative of future stock price performance.

Other

See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for disclosure regarding securities authorized for issuance under equity compensation plans.

Item 5.	Selected Financial Data

	For the Year
	2009(a)	2008(b)	2007(c)	2006(d)	2005
	(Dollars in millions, except per share)

Revenues:
Corrugated packaging	$3,001	$3,190	$3,044	$2,977	$2,825
Building products	576	694	806	1,119	898
Timber and timberland(e)	—	—	76	89	120

Total revenues	$3,577	$3,884	$3,926	$4,185	$3,843

Segment operating income:
Corrugated packaging	$347	$225	$287	$255	$120
Building products	(27)	(40)	8	221	125
Timber and timberland(e)	—	—	65	63	72

Segment operating income	320	185	360	539	317
Items not included in segments:
General and administrative expense	(70)	(76)	(100)	(107)	(91)
Share-based and long-term incentive compensation	(58)	2	(34)	(38)	(21)
Gain on sale of timberland(e)	—	—	2,053	—	—
Other operating income (expense)(f)	206	(29)	(188)	26	(85)
Other non-operating income (expense)(f)	(1)	—	(35)	93	—
Net interest income (expense) on financial assets and nonrecourse financial liabilities of special purpose entities(e)	(2)	(2)	10	—	—
Interest expense on debt	(63)	(81)	(111)	(123)	(109)

Income (loss) before taxes	332	(1)	1,955	390	11
Income tax (expense) benefit(g)	(125)	(7)	(753)	(103)	7

Income (loss) from continuing operations	207	(8)	1,202	287	18
Discontinued operations(h)	—	—	103	181	158

Net income (loss)	207	(8)	1,305	468	176
Less: Net income (loss) attributable to noncontrolling interest of special purpose entities(e)	(1)	—	—	—	—

Net income (loss) attributable to Temple-Inland Inc.	$206	$(8)	$1,305	$468	$176

Diluted earnings (loss) per share:
Income (loss) from continuing operations(i)	$1.89	$(0.08)	$10.89	$2.53	$0.14
Discontinued operations(h)	—	—	0.96	1.63	1.38

Net income (loss)	$1.89	$(0.08)	$11.85	$4.16	$1.52

Dividends per common share(j)	$0.40	$0.40	$11.37	$1.00	$0.90
Average basic shares outstanding	106.9	106.7	106.0	108.8	112.6
Average diluted shares outstanding	108.0	107.4	108.1	110.8	114.5
Common shares outstanding at year-end	107.4	106.5	106.1	104.9	111.0
Depreciation and amortization	$200	$206	$214	$225	$218
Capital expenditures	$130	$164	$237	$204	$220
At Year-End:
Assets:
Manufacturing assets	$3,234	$3,395	$3,559	$3,627	$3,411
Financial assets of special purpose entities(e)	2,475	2,474	2,383	—	—
Assets of discontinued operations(h)	—	—	—	16,847	18,219

Total assets	$5,709	$5,869	$5,942	$20,474	$21,630

Debt (long-term excluding current maturities and nonrecourse financial liabilities of special purpose entities)	$710	$1,191	$852	$1,584	$1,498
Nonrecourse financial liabilities of special purpose entities(e)	$2,140	$2,140	$2,140	$—	$—
Liability for pension and postretirement benefits	$407	$290	$256	$366	$407
Noncontrolling interest of special purpose entities(e)	$92	$91	$—	$—	$—
Shareholders’ equity	$794	$686	$780	$2,189	$2,080
Ratio of debt to total capitalization	47%	63%	52%	42%	42%

(a)	In 2009, we adopted the following new accounting guidance: (i) Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 810, Consolidation — adoption required the reclassification of $91 million of noncontrolling interest of special purpose entities to shareholders’ equity; and (ii) ASC 260, Earning Per Share — adoption reduced our earnings per share by $0.02 in 2009, no effect in 2008, $0.23 in 2007, $0.06 in 2006, and $0.02 in 2005.

(b)	The 2008 fiscal year, which ended on January 3, 2009, had 53 weeks. The extra week did not have a significant effect on earnings or financial position. In July 2008, we purchased our partner’s 50 percent interest in Premier Boxboard Limited LLC (PBL). Unaudited pro forma information assuming this acquisition and related financing had occurred at the beginning of 2008, is not presented because the results would not have been materially different from those reported.

(c)	In 2007, we adopted the following new accounting guidance: (i) Accounting for Uncertainty in Income Taxes, FASB Interpretation No. 48 (FIN 48) — adoption increased our assets by $2 million, reduced our liabilities by $3 million and increased our beginning retained earnings by $5 million (we also reclassified $11 million from deferred income taxes to other long-term liabilities); and (ii) measurement date provisions of Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans (ASC 715) — adoption reduced our beginning retained earnings by $5 million.

(d)	In January 2006, we purchased our partner’s 50 percent interest in Standard Gypsum LP. Unaudited pro forma information assuming this acquisition and related financing had occurred at the beginning of 2005 follows:

For the Year
2005

Revenues	$4.04 billion
Income from continuing operations	$32 million
Income from continuing operations, per diluted share	$0.28

These pro forma results are not necessarily an indication of what actually would have occurred if the acquisition and financing transactions had been completed at the beginning of 2005 and are not intended to be indicative of future results. Also in 2006, we adopted the following new accounting guidance: (i) Share-Based Payment (ASC 718) — adoption decreased our 2006 income before taxes by $6 million; (ii) Accounting for Purchases and Sales of Inventory with the Same Counterparty (ASC 845-10-50-3) — adoption decreased our income before taxes by $7 million in 2006 and $2 million in 2007; and (iii) Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (ASC 715) — adoption increased our liability for pension and postretirement benefits by $76 million, decreased prepaid expenses and other assets by $16 million, decreased deferred income taxes by $35 million, and decreased shareholders’ equity by $57 million.

(e)	Timber and timberland is no longer an active segment as a result of the sale of our timberlands. In October 2007, we sold 1.55 million acres of timberland for $2.38 billion to an investment entity affiliated with The Campbell Group, LLC and recognized a pre-tax gain of $2.053 billion. The total consideration consisted almost entirely of $2.38 billion in notes due in 2027 that are secured by irrevocable letters of credit issued by independent financial institutions. We later contributed the $2.38 billion in notes to two wholly-owned, bankruptcy-remote special purpose entities. In December 2007, the special purpose entities pledged the notes as collateral for $2.14 billion nonrecourse loans payable in 2027. We include our special purpose entities in our consolidated financial statements. In 2008, the buyer of our timberland transferred the timberland out of special purpose entities that it had formed to complete the purchase. Upon this transfer, these special purpose entities became variable interest entities, and we determined that we were the primary beneficiary. As a result, we began consolidating the timberland buyer’s special purpose entities in 2008.

(f)	Other operating and non-operating income (expense) consists of:

	For the Year
	2009	2008	2007	2006	2005
	(In millions)

Other operating income (expense):
Alternative fuel mixture tax credits, net of costs	$213	$—	$—	$—	$—
Transformation costs (advisory and legal fees, change of control and employee related)	—	(20)	(69)	—	—
Closure and sale of converting and production facilities and sale of non-strategic assets	(5)	(9)	(55)	(4)	(50)
Litigation	—	5	(56)	(6)	(16)
Environmental remediation	—	—	(9)	(8)	(3)
Softwood Lumber Agreement	—	—	—	42	—
Hurricane related costs and, in 2006, related insurance proceeds	—	—	—	2	(16)
Other charges	(2)	(5)	1	—	—

	$206	$(29)	$(188)	$26	$(85)

Other non-operating income (expense):
Substitution costs	$(17)	$—	$—	$—	$—
Gain on purchase and retirement of debt	15	—	—	—	—
Charges related to early repayment of debt	—	(4)	(40)	—	(6)
Tax litigation and other settlements	—	—	—	89	2
Interest and other income	1	4	5	4	4

	$(1)	$—	$(35)	$93	$—

(g)	Income taxes include one-time tax benefits of: $7 million in 2007, of which $3 million is related to changes to the State of Texas margin tax and $4 million is related to the resolution of state income tax matters; $36 million in 2006, of which $6 million is related to the State of Texas margin tax and $30 million is related to the non-taxable tax litigation settlement; and $16 million in 2005 related to the sale of our Pembroke, Canada MDF facility.

(h)	Discontinued operations include our financial services and real estate segments, which were spun off to our shareholders on December 28, 2007, and the chemical business obtained in the Gaylord acquisition, which was sold in August 2007.

(i)	In 2008, earnings per share is based on average basic shares outstanding due to our loss from continuing operations.

(j)	Includes special dividends of $10.25 per share in 2007.

Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of the federal securities laws. These forward-looking statements are identified by their use of terms and phrases such as “believe,” “anticipate,” “could,” “estimate,” “likely,” “intend,” “may,” “plan,” “expect,” and similar expressions, including references to assumptions. These statements reflect management’s current views with respect to future events and are subject to risk and uncertainties. A variety of factors and uncertainties could cause our actual results to differ significantly from the results discussed in the forward-looking statements. Factors and uncertainties that might cause such differences include, but are not limited to:

•	general economic, market, or business conditions

•	the opportunities (or lack thereof) that may be presented to us and that we may pursue

•	fluctuations in costs and expenses including the costs of raw materials, purchased energy, and freight

•	changes in interest rates

•	current conditions in financial markets could adversely affect our ability to finance our operations

•	demand for new housing

•	accuracy of accounting assumptions related to impaired assets, pension and postretirement costs, contingency reserves, and income taxes

•	competitive actions by other companies

•	changes in laws or regulations

•	our ability to execute certain strategic and business improvement initiatives

•	the accuracy of certain judgments and estimates concerning the integration of acquired operations

•	other factors, many of which are beyond our control

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

Accounting Policies

Critical Accounting Estimates

In preparing our financial statements, we follow generally accepted accounting principles, which in many cases require us to make assumptions, estimates, and judgments that affect the amounts reported. Our significant accounting policies are included in Note 1 to the Consolidated Financial Statements. Many of these policies are relatively straightforward. There are, however, a few accounting policies that are critical because they are important in determining our financial condition and results, and they are difficult for us to apply. They include asset impairments, contingency reserves, pension accounting and income taxes. The difficulty in applying these policies arises from the assumptions, estimates, and judgments that we have to make currently about matters that are inherently uncertain, such as future economic conditions, operating results and valuations, as well as our intentions. As the difficulty increases, the level of precision decreases, meaning actual results can, and probably will, be different from those currently estimated. We base our assumptions, estimates, and judgments on a combination of historical experiences and other factors that we believe are reasonable. We have reviewed the selection and disclosure of these critical accounting estimates with our Audit Committee.

•	Measuring assets for impairment requires estimating intentions as to holding periods, future operating cash flows and residual values of the assets under review. Changes in our intentions, market conditions, or operating performance could require us to revise the impairment charges we previously provided.

•	Contingency reserves are established for potential losses related to litigation, environmental remediation and other items. Estimating these reserves requires us to make certain judgments and assumptions regarding actual or potential claims, interpretations to be made by courts or regulatory bodies, and other factors and events that are outside our control. Changes and inaccuracies in our interpretations and actions of others could require us to revise the reserves we previously provided.

•	The expected long-term rate of return on pension plan assets is an important assumption in determining pension expense. In selecting that rate, particular consideration is given to our asset allocation because 84 percent of our plan assets are debt related with a duration that closely matches that of our benefit obligation. Another important consideration is the discount rate used to determine the present value of our benefit obligation. We determined the discount rate by referencing the Citigroup Pension Discount Curve. Differences between actual and expected rates of return and changes in the discount rate will affect future pension expense and funded status. For example, a 25 basis point decrease in the discount rate would increase the projected benefit obligation by about $44 million and increase the net periodic pension cost by about $5 million. A 25 basis point change in the expected long-term rate of return would affect the net periodic pension cost by about $3 million.

•	Tax provisions are based on the respective tax rules and regulations of the jurisdictions in which we operate. Where we believe a tax position is supportable for income tax purposes, it is included in the respective tax return. When a position is uncertain, a liability is recorded for the most likely outcome considering the technical merits of the position and specific facts. Changes to liabilities are only made when an event occurs that changes the most likely outcome, such as settlement with the relevant tax authority, expiration of statutes of limitations, changes in tax law, or recent court rulings.

New Accounting Pronouncements

In the last three years, we adopted a number of new accounting pronouncements. In addition, beginning in 2010, we will be required to adopt new accounting guidance regarding the consolidation of variable interest entities (ASC 810-10). This new guidance is designed to provide more relevant and reliable information to users of financial statements. We are currently evaluating the impact of this new guidance on our financial statements. Please read Note 1 to the Consolidated Financial Statements.

Transformation

On December 28, 2007, we completed our transformation plan, which included sale of our timberlands and spin-offs of our real estate and financial services segments.

The transformation plan significantly changed our capital structure and operations. Since completion of the transformation plan, we are a manufacturing company focused on corrugated packaging and building products.

Results of Operations for the Years 2009, 2008 and 2007

Summary

Our two key objectives are:

•	Maximizing ROI and

•	Profitably growing our business

We strive to accomplish these key objectives through execution of our strategic initiatives:

•	Matching supply and demand

•	Maintaining a high integration level in corrugated packaging

•	Driving for low cost through asset utilization and manufacturing excellence

•	Improving mix and margins through sales excellence

•	Profitably growing our business

In 2009, consistent with our key strategic initiatives:

•	Our integration level was at 95 percent.

•	We improved asset utilization and lowered costs in our box plant system through our box plant transformation.

•	We lowered costs in our mills through enhanced reliability and targeted investments to reduce energy consumption and enhance mill flexibility and had record production in our mills.

•	We improved mix and margins through our segmenting, targeting, and positioning initiative focused on targeted customers for which we can create value.

•	We continued to realize benefits from the 2008 acquisition of our partner’s 50 percent interest in PBL, a joint venture that manufactures containerboard and gypsum facing paper at a mill in Newport, Indiana.

•	We continued to drive down our costs throughout our company.

A summary of our consolidated results from continuing operations follows:

	For the Year
	2009	2008	2007
	(Dollars in millions, except per share)

Consolidated revenues	$3,577	$3,884	$3,926
Income (loss) from continuing operations attributable to Temple-Inland Inc.	206	(8)	1,202
Income (loss) from continuing operations, per share, attributable to Temple-Inland Inc.	1.89	(0.08)	10.89
ROI	7.0%	4.5%	7.8%

In 2009, significant items affecting income from continuing operations included:

•	We experienced lower prices and volumes for our corrugated packaging products, and lower prices and volumes for most of our building products except for gypsum wallboard volumes.

•	We realized benefits from the production of white top linerboard at the Newport mill and its integration into our corrugated packaging operations.

•	We continued to see the benefits in our manufacturing operations from our initiatives to lower costs, improve asset utilization, and increase operating efficiencies, and realized benefits from lower costs for energy, freight and fiber in our corrugated packaging operations.

•	Share-based and long-term incentive compensation increased due to the impact on our cash-settled awards of the increase in the market price of our common stock.

•	We recognized other operating income of $213 million related to alternative fuel mixture tax credits, net of related costs.

•	We incurred $7 million of other operating expense primarily associated with 2008 facility closures and severance.

•	We recognized a net gain of $15 million in connection with the purchase and retirement of $245 million of our long-term debt.

•	We recognized $17 million of non-operating expense associated with the substitution of an issuer of irrevocable letters of credit securing the notes we received in connection with the 2007 sale of our strategic timberland.

•	Interest expense decreased primarily due to our purchase and retirement of long-term debt, lower levels of variable rate debt and, to a lesser degree, lower interest rates on our variable-rate debt.

In 2008, significant items affecting income (loss) from continuing operations included:

•	We experienced higher pricing and lower volumes for our corrugated packaging products, lower volumes for most of our building products, and lower pricing for gypsum wallboard.

•	While we continued to see the benefits in our manufacturing operations from our initiatives to lower costs, improve asset utilization, and increase operating efficiencies, the increased cost of energy, freight, and fiber in our corrugated packaging operations more than offset these benefits.

•	Share-based compensation decreased due to the impact on our cash-settled awards of the decrease in the market price of our common stock.

•	We incurred $20 million of costs primarily related to our transformation plan, of which $15 million was related to the settlement of supplemental retirement benefits. We also decreased litigation reserves by $5 million due to the settlement of the remaining claim related to our antitrust litigation.

•	Charges related to the closure of our Rome, Georgia converting facility totaled $2 million and charges related to our exit of the hardboard siding business in building products totaled $7 million.

•	Interest expense decreased primarily due to the December 2007 early retirement of $286 million of 6.75% Notes, and $213 million of 7.875% Senior Notes.

•	In July 2008, we purchased for $62 million the remaining 50 percent interest we did not previously own in PBL. Subsequent to the purchase we prepaid $50 million in joint venture debt and incurred a $4 million prepayment penalty.

In 2007, significant items affecting income from continuing operations included:

•	In connection with our transformation plan, we recognized a $2.053 billion gain on sale of our strategic timberland, and we incurred $109 million in expenses primarily related to early repayment of debt, change of control agreements and other employee payments, and legal and advisory services.

•	We experienced higher prices for our corrugated packaging products; however, we experienced lower prices and volumes for most of our building products.

•	While we continued to see the benefit in our manufacturing operations from our initiatives to lower costs, improve asset utilization, and increase operating efficiencies, the higher cost of recycled fiber used at our containerboard mills offset some of the benefits.

•	We recognized $120 million in charges, including $64 million as a result of the decision to cease production permanently at our Mt. Jewett particleboard facility, and $56 million for the settlement of antitrust and other litigation.

Business Segments

We manage our operations through two business segments: corrugated packaging and building products. Timber and timberland is no longer an active segment as a result of the sale of our timberlands in fourth quarter 2007. The financial results of the entities spun-off in 2007 are presented as discontinued operations.

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

A summary of our corrugated packaging results follows:

	For the Year
	2009	2008	2007
	(Dollars in millions)

Revenues	$3,001	$3,190	$3,044
Costs and expenses	(2,654)	(2,965)	(2,757)

Segment operating income	$347	$225	$287

Segment ROI	16.5%	11.3%	14.3%

Corrugated packaging results for 2008 would not have been materially different from those reported assuming the purchase of PBL had occurred at the beginning of 2008.

Fluctuations in product pricing (which includes freight and is net of discounts) and shipments follow:

	Year over Year
	Increase (Decrease)
	2009	2008	2007

Corrugated packaging
Average prices	(3)%	4%	3%
Shipments, average week(a)	1%	(2)%	(1)%
Industry shipments, average week(b)	(7)%	(4)%	(2)%
Paperboard
Average prices	(12)%	1%	5%
Shipments, in thousand tons(c)	(116)	166	(7)

(a)	Excluding the impact of the sale of Performance Sheets in August 2006, our shipments were up one percent in 2007.

(b)	Source: Fibre Box Association

(c)	The decrease in 2009 paperboard shipments to third parties was primarily due to a decrease of 150,000 tons of containerboard shipments offset by an increase of 40,000 tons of light-weight gypsum facing paper shipments. The increase in 2008 includes 43,000 tons of light-weight gypsum facing paper and 25,000 tons of containerboard shipped by PBL since its purchase in July 2008.

In 2009, corrugated packaging prices were down due to economic conditions. In 2008, corrugated packaging prices were up as a result of price increases implemented in 2007 and mid-2008; however economic conditions in 2008 had a negative impact on our shipments. In 2007, corrugated packaging prices and paperboard prices moved higher as a result of price increases implemented in 2006 and 2007.

Costs and expenses were down ten percent in 2009 compared with 2008, up eight percent in 2008 compared with 2007, and up one percent in 2007 compared with 2006. The lower costs in 2009 were primarily the result of lower prices for wood fiber, recycled fiber, energy, and freight; lower converting costs; and reduced outside purchases of white top linerboard and medium due to the integration of the Newport mill, somewhat offset by an increase in employee benefit costs. The higher costs in 2008 were primarily the result of higher prices for recycled fiber, energy, and freight, and the inclusion of PBL since its purchase in July 2008. The higher costs in 2007 were primarily the result of higher raw material costs partially offset by lower pension and postretirement costs, $8 million in business interruption and other insurance proceeds primarily related to an equipment outage and other operational issues at our mills that occurred in 2006, and cost reductions attributable to the sale of Performance Sheets in August 2006.

Fluctuations in our significant cost and expense components included:

	Year over Year
	Increase (Decrease)
	2009	2008	2007
	(In millions)

Wood fiber	$(27)	$5	$8
Recycled and purchased pulp fiber	(30)	15	77
Energy, principally natural gas	(62)	61	(1)
Freight	(27)	29	(3)
Depreciation	(1)	4	(11)
Health care	6	(1)	(1)
Pension and postretirement	5	—	(12)

The costs of our wood and recycled fiber, energy, and freight fluctuate based on the market prices we pay for these commodities. It is likely that these costs will continue to fluctuate in 2010. The decrease in depreciation in 2007 was principally due to the continued use of fully-depreciated assets and the sale of Performance Sheets in August 2006.

Information about our converting facilities and mills follows:

	For the Year
	2009	2008	2007

Number of converting facilities (at year-end)	63	63	64
Corrugated packaging shipments, in million tons	3.3	3.3	3.4
Paperboard production, in million tons	3.9	3.7	3.6
Percent containerboard production used internally	93%	88%	92%
Percent of total fiber requirements sourced from recycled fiber	44%	42%	36%

Paperboard production in 2009 includes production from our Newport mill that we acquired in July 2008. In 2009 and 2008, we reduced our production of containerboard to match our demand. In 2008, we lost production of 38,000 tons of containerboard due to hurricanes Gustav and Ike.

As part of continuing efforts to lower cost and improve operating efficiencies and asset utilization, in fourth quarter 2008 we closed our Rome, Georgia converting facility. Impairment charges and employee related costs totaling $3 million for 2009 and $2 million for 2008 are not included in segment results.

Building Products

We manufacture lumber, gypsum wallboard, particleboard, medium density fiberboard (MDF), and fiberboard. Our building products segment revenues are principally derived from sales of these products. We also own a 50 percent interest in Del-Tin Fiber LLC, a joint venture that produces MDF at a facility in El Dorado, Arkansas.

A summary of our building products results follows:

	For the Year
	2009	2008	2007
	(Dollars in millions)

Revenues	$576	$694	$806
Costs and expenses	(603)	(734)	(798)

Segment operating income (loss)	$(27)	$(40)	$8

Segment ROI	(5.0)%	(7.1)%	1.4%

Fluctuations in product pricing (which includes freight and is net of discounts) and shipments follow:

	Year over Year
	Increase (Decrease)
	2009	2008	2007

Lumber:
Average prices	(14)%	1%	(13)%
Shipments	(7)%	(8)%	1%
Gypsum wallboard:
Average prices	(4)%	(18)%	(27)%
Shipments	10%	(28)%	(26)%
Particleboard:
Average prices	(7)%	4%	2%
Shipments	(17)%	(7)%	(17)%
MDF:
Average prices	—	12%	1%
Shipments	(11)%	4%	(5)%

Pricing and demand for most of our building products were down in 2009 compared with 2008 due to deteriorating conditions in the housing industry. In 2008, pricing was up for lumber, particleboard and MDF compared with 2007, and demand for most products was down due to deteriorating conditions in the housing industry, which began in late 2007. We expect markets to be challenged in 2010.

Segment results also include our share of income from our MDF joint venture of $2 million in 2009, and $1 million in each of 2008 and 2007. The operating results from the joint venture generally fluctuate in relation to the price and shipment changes noted above for MDF.

Costs and expenses were down 18 percent in 2009 compared with 2008, down eight percent in 2008 compared with 2007, and down 11 percent in 2007 compared with 2006. The lower costs in 2009 and 2008 are primarily attributable to curtailment of production to match demand for our products and reductions in employment. In 2009, we recognized a $3 million gain from a sale in lieu of condemnation of land near our lumber mill in Rome, Georgia, and we incurred costs of about $1 million related to an indefinite shutdown of our lumber mill in Buna, Texas. We incurred severance charges of $3 million in 2008 related to reductions in employment. The lower costs in 2007 were primarily due to lower volumes.

Fluctuations in our significant cost and expense components included:

	Year over Year
	Increase (Decrease)
	2009	2008	2007
	(In millions)

Wood fiber	$(33)	$(43)	$(32)
Energy, principally natural gas	(26)	—	(21)
Freight	(15)	(6)	(12)
Chemicals	(25)	12	(5)
Depreciation	(4)	3	1
Health care	—	(2)	1
Pension and postretirement	(2)	1	1

The cost of our fiber, energy, freight, and chemicals fluctuates based on usage and the market prices we pay for these commodities. It is likely that these costs will continue to fluctuate in 2010.

Information about our converting and manufacturing facilities follows:

	For the Year
	2009	2008	2007

Number of converting and manufacturing facilities (at year-end)	16	16	16
Operating rates for:
Lumber	66%	76%	91%
Gypsum wallboard	56%	51%	70%
Particleboard	57%	67%	72%
MDF	89%	97%	102%

The number of converting and manufacturing facilities and the operating rates include our lumber mill in Buna, Texas, which was indefinitely shutdown in second quarter 2009. Markets for our building products continue to be difficult. The lower operating rates in both 2009 and 2008 resulted from the curtailment of production to match demand for our products and, to a lesser extent, lost production due to hurricanes Gustav and Ike in 2008. In December 2008, we permanently ceased production of hardboard siding at our fiberboard operations, incurring impairment charges and employee related costs totaling $7 million, which are not included in segment results. In December 2007, we permanently ceased production at our Mt. Jewett particleboard plant.

Timber and Timberland

Timber and timberland, which managed our timber resources, is no longer an active segment as a result of the sale of timber and timberland in October 2007.

A summary of our timber and timberland results prior to the sale follows:

First 10 Months 2007
(Dollars in millions)

Revenues	$76
Costs and expenses	(11)

Segment operating income	$65

Segment ROI	20.4%

In the first ten months 2007, we harvested 2.1 million tons of sawtimber and 2.9 million tons of pulpwood.

Items Not Included in Segments

Items not included in segments are income and expenses that are managed on a company-wide basis and include corporate general and administrative expense, share-based and long-term incentive compensation, other operating and non-operating income (expense), and interest income and expense.

The $6 million and $24 million decrease in general and administrative expense in 2009 and 2008 was principally due to our cost reduction efforts, which included a 27 percent reduction in business support employees in 2008. The decrease in 2009 general and administrative expense was somewhat offset by an increase in incentive compensation due to a higher ROI in 2009. The $7 million decrease in 2007 was primarily related to a decrease in incentive compensation due to a lower ROI in 2007.

Our share-based and long-term incentive compensation fluctuates because a significant portion of our share-based awards are cash settled and are affected by changes in the market price of our common stock. The $60 million increase for 2009 in share-based and long-term incentive compensation was principally due to the increase in the market price of our common stock at year-end 2009 when compared with year-end 2008. The $36 million decrease in 2008 share-based compensation was principally due to the decrease in the market price of our common stock at year-end 2008 when compared with year-end 2007. Assuming no change to our year-end 2009 share price, it is likely that our 2010 share-based and long-term incentive compensation expense will be about $32 million. For each $1 change in the market price of our common stock, our share-based compensation changes about $2 million to $3 million.

Other operating income (expense) not included in business segments consists of:

	For the Year
	2009	2008	2007
	(In millions)

Alternative fuel mixture tax credits, net of costs	$213	$—	$—
Transformation costs	—	(20)	(69)
Closure and sale of converting and production facilities and sale of non-strategic assets	(5)	(9)	(55)
Litigation	—	5	(56)
Environmental remediation	—	—	(9)
Other charges	(2)	(5)	1

	$206	$(29)	$(188)

The Internal Revenue Code allows an excise tax credit for alternative fuel mixtures produced for sale or for use in a trade or business. The credit expired on December 31, 2009. In March 2009, the IRS approved our registration as an alternative fuel mixer, allowing us to file for the alternative fuel mixture tax credit. In 2009, we recognized credits of $218 million and incurred related costs of $5 million, primarily related to equipment used in the mixing process and the purchase of diesel fuel mixed with the alternative fuel.

We continue our efforts to enhance return on investment by lowering costs, improving operating efficiencies, and increasing asset utilization. As a result, we continue to review operations that are unable to meet return objectives and determine appropriate courses of action, including possibly consolidating and closing facilities. In December 2008, we closed our Rome, Georgia box plant and permanently ceased production of hardboard siding at our fiberboard plant in Diboll, Texas. These actions resulted in impairment charges and employee related costs totaling $5 million in 2009 and $9 million in 2008. In 2007, we permanently ceased production at our particleboard plant in Mt. Jewett, Pennsylvania and recognized a $64 million charge, primarily related to the present value of remaining lease payments under our long-term operating lease of the plant and impairment of the related equipment.

In 2007, we resolved claims regarding alleged civil violations of Section 1 of the Sherman Act and recognized a charge of $46 million. In 2008, we settled and paid one remaining state court claim related to these alleged civil violations and released our remaining reserve. All matters related to these alleged violations have been resolved. We recognized $10 million in litigation expense in 2007 related to alleged violations of the State of California’s on duty meal break laws. We settled three meal break cases in 2007, one in 2008, and one in 2009, all within established reserves.

Other non-operating income (expense) not included in business segments consists of:

	For the Year
	2009	2008	2007
	(In millions)

Substitution costs	$(17)	$—	$—
Gain on purchase and retirement of debt	15	—	—
Charges related to early repayment of debt	—	(4)	(40)
Interest and other income	1	4	5

	$(1)	$—	$(35)

The $17 million in substitution costs recognized as other non-operating expense in 2009 are fees associated with the replacement of issuers of irrevocable letters of credit securing the notes we received in connection with the sale of our strategic timberland in 2007. The gain of $15 million recognized in 2009 is associated with the purchase and retirement of $90 million of our 7.875% Senior Notes due in 2012, $136 million of our 6.375% Senior Notes due in 2016, and $19 million of our 6.625% Senior Notes due in 2018. Other non-operating income (expense) in 2008 includes a $4 million charge related to early repayment of $50 million in debt of the PBL joint venture. Other non-operating expense of $40 million in 2007 is associated with the early repayment of debt in 2007.

Net interest income (expense) on financial assets and nonrecourse financial liabilities of special purpose entities relates to interest income on the $2.38 billion of notes received from the sale of our timberland in 2007 and interest expense on the $2.14 billion of borrowings secured by a pledge of the notes received. The notes receivable were contributed to and the borrowings were made by two wholly-owned, bankruptcy-remote, special purpose entities, which we consolidate. The borrowings are nonrecourse beyond these two entities. At year-end 2009 and 2008, the interest rate on our financial assets was 0.32 percent and 3.46 percent and the interest rate on our nonrecourse financial liabilities was 0.82 percent and 2.98 percent.

The change in interest expense in 2009 compared with 2008 was due to our purchase and retirement of $245 million of long-term debt with an average interest rate in excess of 7 percent; lower levels of variable rate debt; and, to a lesser degree, lower interest rates on our variable-rate debt. The decrease in interest expense in 2008 was primarily related to the December 2007 early retirement of $286 million of 6.75% Notes and $213 million of 7.875% Senior Notes. The change in interest expense in 2007 was due to lower average levels of debt outstanding compared with 2006. At year-end 2009, we had $555 million of debt with fixed interest rates that averaged 7.17 percent and $155 million of debt with variable interest rates that averaged 1.73 percent. This compares with $841 million of debt with fixed interest rates that averaged 7.16 percent and $351 million of debt with variable interest rates that averaged 2.57 percent at year-end 2008.

Goodwill

Our goodwill totals $394 million of which $265 million is allocated to our corrugated packaging segment and $129 million to the gypsum wallboard reporting unit of our building products segment. Substantially all our goodwill is deductible for income tax purposes.

Goodwill was tested for impairment at the beginning of fourth quarter 2009 in conjunction with our annual test. Our test indicated that our goodwill was not impaired and that the estimated fair value of the reporting units substantially exceeded their carrying value. In performing this impairment analysis, we estimated fair value based on discounted cash flow models, which included estimates of amounts and timing of future cash flows, discount rates between 9.5 percent to 12 percent based on our weighted average cost of capital analysis adjusted for market risk premiums, product pricing and shipments, and input costs.

Since the annual impairment testing for 2009, there were no changes in the composition of our reporting units or in our operations to indicate that it was likely that there had been any significant deterioration in the estimated fair value of our reporting units. Therefore, we did not test goodwill for impairment at year-end 2009. If economic and market conditions are depressed for a prolonged time, it is possible that in future periods our goodwill could become impaired, and we would be required to recognize impairment charges, which could possibly be significant.

Income Taxes

Our effective tax rate, which is income tax expense as a percentage of income from continuing operations before taxes, was 37 percent in 2009. Differences between the effective tax rate and the statutory rate are due to state income taxes, nondeductible items, and deferred taxes on unremitted foreign income. We did not have a meaningful effective tax rate in 2008 because of a loss from continuing operations before taxes and the impact of, state income taxes, nondeductible items, and taxes on unremitted foreign income. Our effective tax rate was 39 percent in 2007. The 2007 rate reflects non-deductible transformation related expenses, a one-time tax benefit of $3 million related to changes to the State of Texas margin tax, and a $4 million benefit from the resolution of state tax matters.

We anticipate our 2010 effective tax rate to be about 39 percent.

Discontinued Operations

On December 28, 2007, we spun off to our shareholders, in tax free distributions, our real estate and financial services segments, including certain real estate and minerals activities in our timber and timberland segment. As a result, we report the results of operations of these segments as discontinued operations. Expenses allocated to these discontinued operations included interest expense of $7 million and share-based compensation expense of $7 million in 2007.

In addition, on August 31, 2007 we sold the chemical operations acquired in the Gaylord Container Corporation acquisition. We received cash proceeds of $1 million and recognized a pre-tax loss of $6 million on the sale.

A summary of earnings from our discontinued operations follows:

For the Year
2007
(In millions)

Real estate income before taxes	$41
Financial services income before taxes	138
Chemical operations and other(a)	(13)

Income from discontinued operations before taxes	166
Income tax expense	(63)

Discontinued operations	$103

(a)	Includes a $6 million charge for environmental remediation.

Average Shares Outstanding

Average diluted shares outstanding increased in 2009 due to the increase in the dilutive effect of stock options as a result of the higher market price of our common stock. Average diluted shares outstanding decreased in 2008 due to decrease in the dilutive effect of stock options as a result of the lower market price of our common stock in 2008.

Capital Resources and Liquidity

Sources and Uses of Cash

We operate in cyclical industries and our operating cash flows vary accordingly. Our principal operating cash requirements are for compensation, wood and recycled fiber, energy, interest, and taxes. Pricing and shipments decreased for our corrugated packaging and most of our building products in 2009. Working capital is subject to cyclical operating needs, the timing of collection of receivables and the payment of payables and expenses and, to a lesser extent, to seasonal fluctuations in our operations.

	For the Year
	2009	2008	2007
	(In millions)

Cash received from:
Operations (including payments related to our 2007 transformation plan of $50 million in 2008 and $23 million in 2007)(a)(b)	$549	$222	$25
Working capital (including payments related to our 2007 transformation plan of $297 million in 2008)(c)	91	(404)	271

Cash received from (used for) operations	640	(182)	296
Nonrecourse borrowing secured by financial assets of special purpose entities (net of costs of $4 million)	—	—	2,136
Borrowings, net	—	286	—
Exercise of options and related tax benefits	8	—	35
Other	5	4	36

Total sources	653	108	2,503

Cash used to:
Reduce borrowings, net (including a $38 million debt tender premium in 2007)	(467)	—	(780)
Return to shareholders through:
Dividends	(43)	(43)	(1,212)
Repurchase of common stock	—	—	(24)
Reinvest in the business through:
Capital expenditures	(130)	(164)	(237)
Acquisition of PBL, net of cash acquired	—	(57)	—
Joint ventures and other	(18)	(30)	(21)

Total uses	(658)	(294)	(2,274)

Discontinued operations, net	—	—	(32)

Change in cash and cash equivalents	$(5)	$(186)	$197

(a)	Includes voluntary, discretionary contributions to our defined benefit plan of $30 million in 2009, $30 million in 2008, and $60 million in 2007.

(b)	Includes alternative fuel mixture tax credits, net of related costs and tax payments, of $175 million in 2009.

(c)	Includes a federal income tax refund of $58 million in 2009.

Our operating cash flows for 2009, 2008 and 2007 have been adversely affected by worsening conditions in the housing markets and by the weakness in the national economy. However, our 2009 operating cash flows improved significantly primarily due to our cost reduction efforts in our operations, increased earnings, lower input costs, and receipt of $175 million of alternative fuel mixture tax credits, net of related costs and tax payments. Payments related to our 2007 transformation plan totaled $347 million in 2008 and $23 million in 2007. At year-end 2008, all transformation related payments had been made.

We issued 864,755 net shares of common stock in 2009; 77,736 net shares of common stock in 2008; and 1,009,246 net shares of common stock in 2007 to employees exercising options.

We paid cash dividends to shareholders of $0.40 per share in 2009 and 2008, and $11.37 per share in 2007 including a special dividend of $10.25 per share. On February 5, 2010, our Board of Directors declared a regular quarterly dividend of $0.11 per share payable on March 15, 2010.

In 2006 and 2007, our Board of Directors approved repurchase programs aggregating 11.0 million shares. As of year-end 2009 we had purchased 4.4 million shares under these programs resulting in 6.6 million shares remaining to be purchased. In 2009, 2008 and 2007, we initiated no share purchases, but in 2007 we settled $24 million of share purchases that were initiated in fourth quarter 2006.

Capital expenditures were $130 million, or 65 percent of depreciation and amortization in 2009. The decrease in 2009 capital expenditures is primarily the result of the completion of the majority of our initial box plant transformation to increase efficiencies in our corrugated packaging operations. Capital expenditures were $164 million, or 80 percent of depreciation and amortization in 2008, most of which were related to initiatives to increase efficiency in our corrugated packaging operations. Capital expenditures and timberland reforestation were 111 percent of depreciation and amortization in 2007. Capital expenditures in 2010 are expected to be about $200 million to $210 million. The expected increase is primarily related to additional box plant transformation designed to further improve asset utilization and increase efficiencies in our corrugated packaging operations.

In 2009, we used available cash of $467 million to reduce our net borrowings, including our purchase and retirement of $245 million of long-term debt. In 2008, our net borrowings increased principally as the result of payments made related to the completion of our 2007 transformation plan, and the purchase of our partner’s 50 percent interest in the PBL joint venture for $62 million. The joint venture had $50 million in debt, of which $25 million was related to the purchased interest. We had previously guaranteed the entire $50 million in joint venture debt. In 2007, we reduced net borrowings principally with proceeds from the transactions related to our transformation plan.

Liquidity and Contractual Obligations

Credit Agreements

Our sources of short-term funding are our operating cash flows and borrowings under our credit agreements and accounts receivable securitization facility. At year-end 2009, we had $890 million in unused borrowing capacity under our committed credit agreements and accounts receivable securitization facility.

		Accounts
	Committed	Receivable
	Credit	Securitization
	Agreements	Facility	Total
	(In millions)

Committed	$825	$250	$1,075
Less: borrowings and commitments	(55)	(130)	(185)

Unused borrowing capacity at year-end 2009	$770	$120	$890

Our committed credit agreements include a $750 million revolving credit facility that expires in 2011, $25 million of outstanding borrowings that are to be repaid in 2011, and $50 million in revolving committed credit agreements that expire in 2010. Of the $50 million in revolving committed credit agreements expiring in 2010, $15 million have term out provisions that extend the final maturities to 2011, and $10 million have term out provisions that extend the final maturities to 2012.

Our accounts receivable securitization facility expires in 2012. Under this facility, a wholly-owned, bankruptcy-remote subsidiary purchases, on an on-going basis, substantially all of our trade receivables. As we need funds, the subsidiary draws under its revolving credit agreement, pledges the trade receivables as collateral, and remits the proceeds to us. In the event of liquidation of the subsidiary, its creditors would be entitled to satisfy their claims from the subsidiary’s pledged receivables prior to distributions back to us. We include this subsidiary in our consolidated financial statements. At year-end 2009, the subsidiary owned $337 million in net trade receivables. The borrowing base, which is determined by the level of our trade receivables, may be below the maximum committed amount of the facility in periods when the balance of our trade receivables is low. At year-end 2009, the borrowing base was $250 million, the maximum committed amount of the facility.

Our debt agreements, accounts receivable securitization facility, and credit agreements contain terms, conditions, and financial covenants customary for such agreements including minimum levels of interest coverage and limitations on leverage. At year-end 2009, we had complied with the terms, conditions, and financial covenants of these agreements. We do not currently anticipate any change in circumstances that would impair our ability to continue to comply with these covenants. None of our credit agreements or the accounts receivable securitization facility are restricted as to availability based on the ratings of our long-term debt.

Under the terms of our Senior Notes due 2016 and Senior Notes due 2018, the interest rate on the notes automatically adjusts if our long-term debt rating is decreased below investment grade by Moody’s Investors Service, Inc. (Moody’s) or Standard & Poor’s Financial Services, LLC, a subsidiary of McGraw-Hill Companies, Inc. (S&P). Our long-term debt is currently rated BBB- by S&P and Ba1 by Moody’s. If Moody’s upgrades our long-term debt rating to investment grade, the interest on these notes will decrease 25 basis points. A downgrade in our debt rating by either Moody’s or S&P would result in the interest rate on these notes being increased 25 basis points per ratings level for each rating agency. The interest rate on these notes cannot increase more than 2 percent from the stated rate.

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

Contractual Obligations

At year-end 2009 our contractual obligations consist of:

	Payments Due or Expiring by Year
	Total	2010	2011-12	2013-14	Thereafter
	(In millions)

Long-term debt (including current maturities)(a)	$710	$—	$350	$—	$360
Nonrecourse financial liabilities of special purposes entities(a)	2,140	—	—	—	2,140
Less, related financial assets of special purpose entities(a)	(2,140)	—	—	—	(2,140)
Principal portion of capital lease obligations(a)	188	—	—	—	188
Less, related municipal bonds we own(a)	(188)	—	—	—	(188)
Contractual interest payments on fixed-rate, long-term debt and capital lease obligations, net of interest on related municipal bonds we own	221	40	70	48	63
Operating leases(b)	186	41	56	28	61
Purchase obligations	1,512	159	252	200	901
Other long-term liabilities(a)	56	18	23	2	13

	$2,685	$258	$751	$278	$1,398

(a)	Items included on our balance sheet.

(b)	The present value of future operating lease payments of $52 million is included on our balance sheet.

Our contractual obligations due in 2010 will likely be repaid from our operating cash flow or from our unused borrowing capacity.

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

Operating leases represent pre-tax obligations and include $122 million for the lease of particleboard and MDF facilities in Mt. Jewett, Pennsylvania, which expire in 2019. In 2007, we recorded an impairment charge related to the particleboard facility long-term operating lease. This charge did not affect our continuing obligations under the lease, including paying rent and maintaining the equipment. The present value of the future payments is included on our balance sheet, of which $7 million is included in current liabilities and $45 million in other long-term liabilities at year-end 2009. The rest of our operating lease obligations are for facilities and equipment.

Purchase obligations are market priced obligations principally for pulpwood, timber, and gypsum used in our manufacturing and converting processes and to a lesser extent for major committed capital expenditures. Purchase obligations include $1.3 billion related to a pulpwood supply agreement that expires in 2026 and a sawtimber supply agreement that expires in 2018 both of which can be extended. These purchase obligations are valued using minimum required purchase commitments at year-end 2009 market prices; however, our actual purchases may exceed our minimum commitments and will be at the then current market prices.

We have other long-term liabilities, principally liabilities for pension and postretirement benefits, unrecognized tax benefits, and deferred income taxes that are not included in the table because they do not have scheduled maturities. Please read Pension, Postretirement Medical and Health Care Matters.

At year-end 2009, our net deferred income tax liability was $652 million, including $281 million of alternative minimum tax credits related to the 2007 sale of our timberland. We do not expect any significant changes in our deferred tax liability in 2010. Our cash tax rate is impacted by utilization of our alternative minimum tax credits.

At year-end 2009, we do not have any outstanding derivative instruments. Our interest rate derivative instruments expired in 2008.

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

On April 23, 2009, the credit rating of SunTrust Bank, was lowered to a level that required the letters of credit issued by SunTrust to be replaced by letters of credit issued by another qualifying financial institution. To replace the letters of credit issued by SunTrust, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., commonly known as Rabobank Nederland, at the request of the timberland buyer, issued substitute letters of credit totaling approximately $500 million on May 21, 2009 in complete replacement of SunTrust as a qualified letter of credit issuer in the transaction. In connection with the substitution, we paid approximately $3 million in fees to Rabobank Nederland, which will be amortized through 2027, the remaining life of the transaction.

As a result of the substitution of SunTrust, we recognized $17 million of other non-operating expense in 2009, which consisted of $15 million in fees that we paid in connection with the issuance of the SunTrust letters of credit, which was being amortized over the life of the letters of credit, and $2 million of other fees associated with terminating the transaction with SunTrust.

Following these substitutions, the four banks issuing letters of credit in the transaction are now: Barclays Bank plc, Société Genéralé, and Rabobank Nederland, each of which has issued letters of credit totaling about $500 million, and The Royal Bank of Scotland plc, which has issued letters of credit totaling $865 million. Currently each of these banks meets the required minimum credit ratings. However, in light of current conditions in financial markets, there is no assurance that these credit ratings will be maintained.

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

If there were a second failed substitution, it is possible that the remaining deferred taxes from the gain on the sale of our timberlands would become currently payable, less any remaining available alternative minimum tax credits. At year-end 2009, deferred taxes related to the gain on the sale of our timberlands were $819 million and our remaining alternative minimum tax credits were $281 million. In addition, the excess of the amount of the assets securing the purchase notes over the obligations under the loan agreements, approximately $240 million in total, should be available to pay any such taxes.

Off-Balance Sheet Arrangements

From time to time, we enter into off-balance sheet arrangements to facilitate our operating activities. At year-end 2009, our off-balance sheet unfunded arrangements, excluding contractual interest payments, operating leases, and purchase and other obligations included in the table of contractual obligations, consist of:

	Expiring by Year
	Total	2010	2011-12	2013-14	Thereafter
	(In millions)

Joint venture guarantees	$15	$—	$15	$—	$—
Performance bonds and recourse obligations	$67	$66	$1	$—	$—

We participate in one joint venture that produces medium density fiberboard in El Dorado, Arkansas. Our partner in this venture is a publicly-held company unrelated to us. At year-end 2009, this venture had $29 million in long-term debt. We guaranteed $15 million of the joint venture debt. Our joint venture partner also provided guarantees of the debt. Generally we would be called upon to fund the guarantees due to the lack of specific performance by the joint ventures, such as non-payment of debt.

Performance bonds and recourse obligations are comprised of $39 million of letters of credit to support workers compensation obligations, an $11 million letter of credit to support an operating lease obligation, and $17 million of letters of credits primarily to support environmental cleanup obligations.

Pension, Postretirement Medical and Health Care Matters

Our non-cash defined benefit pension expense was $44 million in 2009, $37 million in 2008, and $35 million in 2007. In addition, in 2008 we recognized $15 million of expense related to lump sum settlements of supplemental payments. We expect our 2010 noncash defined benefit pension expense to be about $59 million.

Our asset allocation strategy, which we implemented in 2007, matches the duration of over 80 percent of our pension assets to our pension liabilities and also matches the overall credit quality of our pension assets to the implied credit quality of the yield curve used to discount our liabilities. This matched approach reduces the volatility of our defined benefit expense and our funding requirements. The remaining plan assets are targeted to be invested in assets that provide market exposure to mitigate the effects of inflation, mortality and actuarial risks.

The funded status of our defined benefit plan was a liability of $291 million at year-end 2009 and $177 million at year-end 2008. The change was principally due to a lower than expected return on plan assets and a decrease in discount rate from 6.11 percent at year-end 2008 to 5.79 percent at year-end 2009, partially offset by $30 million in voluntary, discretionary contributions we made in 2009. Unrecognized actuarial losses, which are included in accumulated other comprehensive income and principally represent the delayed recognition of changes in the discount rate and differences between expected and actual returns, were $340 million at year-end 2009 and $228 million at year-end 2008. These losses will be recognized over the average remaining service period of our current employees, which is about 9 years. We expect about $22 million of these losses to be recognized in 2010, compared with $13 million recognized in 2009.

Our expected long-term rate of return on plan assets is 6.50 percent for 2010 and 6.875 percent for 2009. The expected long-term rate of return on plan assets is an assumption we make reflecting the anticipated weighted average rate of earnings on the plan assets over the long-term. In selecting that rate particular consideration is given to our asset allocation that reflects our matched position between the assets and liabilities of our qualified defined benefit plan.

The discount rate we used to determine the present value of the benefit obligations at year-end 2009 was 5.79 percent, and 6.11 percent at year-end 2008. We determined these rates using the Citigroup Pension Discount Curve which we believe reasonably reflects changes in the present value of our defined benefit plan obligation because each year’s cash flow is discretely discounted at a rate at which it could effectively be settled.

Due to credit balances we have accumulated from our voluntary, discretionary contributions in prior years, we have no funding requirement under ERISA in 2010. However, we anticipate making a $30 million voluntary, discretionary contribution to our pension plan in 2010.

Beginning in 2008, benefits earned under the supplemental defined benefit plan are paid upon retirement or when the employee terminates. In 2009, our lump-sum supplemental defined benefit plan payments to retirees totaled $6 million. In 2008, we made lump-sum payments of $42 million to existing retirees who elected to receive a lump-sum settlement of supplemental benefits earned.

The funded status of our postretirement medical plans projected benefit obligation was a liability of $116 million at year-end 2009 and $113 million at year-end 2008. We expect our 2010 payments to participants in our postretirement medical plans, net of retiree contributions and Medicare subsidies, to be about $11 million.

Please read Critical Accounting Estimates and Note 9 to the Consolidated Financial Statements.

We provide health care benefits to substantially all our eligible employees. Each employee can make an election for group coverage under various health, life, dependent care, accident and disability benefit options. For health benefits employees have an option to choose from either a preferred provider organization plan or a consumer driven health plan. About 23 percent of our employees participated in a consumer driven health plan in 2009 compared with 24 percent in 2008.

A summary of the cost of providing health benefits follows:

	For the Year
	2009	2008	2007
	(In millions)

Cost incurred by us	$71	$65	$69
Cost incurred by employees	28	31	31

	$99	$96	$100

Energy and the Effects of Inflation

In 2009, our energy costs, which include energy consumed at the Newport mill that we acquired in July 2008, were $273 million and $361 million in 2008. The decrease in 2009 is attributable to lower market prices and reduced usage as a result of lower operating rates at our building products facilities. Energy costs increased $61 million in 2008 and decreased $22 million in 2007. The increase in 2008 is primarily attributable to the higher market prices. The decrease in 2007 is primarily attributable to reduced usage as a result of lower operating rates at several of our building products facilities. We continue to reduce our dependency on natural gas by utilizing biomass fuels. Our energy costs fluctuate based on the market prices we pay. We hedge very little of our energy needs. It is likely that these costs will continue to fluctuate in 2010.

The Internal Revenue Code allows a refundable tax credit for alternative fuel mixtures produced for sale or for use in a trade or business. The credit expired on December 31, 2009. In March 2009, the IRS approved our registration as an alternative fuel mixer, allowing us to file for the alternative fuel mixture tax credit. In 2009, we recognized credits of $218 million and incurred related costs of $5 million, primarily related to equipment used in the mixing process and the purchase of diesel fuel mixed with the alternative fuel.

For income tax purposes we believe the alternative fuel mixture tax credits are not taxable but may be subject to alternative minimum tax. However, under generally accepted accounting principles we are precluded from currently recognizing this tax benefit in our financial statements. As a result, we established an $84 million liability related to the tax position taken regarding these credits.

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

Litigation Matters

We are involved in various legal proceedings that arise from time to time in the ordinary course of doing business. We consider the possibility of a material loss from any of these proceedings to be remote, and we do not expect that the effect of these proceedings will be material to our financial position, results of operations, or cash flow. It is possible, however, that charges related to these matters could be significant to results of operations or cash flows in any single accounting period. Please read Legal Proceedings.

Calculation of Non-GAAP Financial Measures

		Corrugated	Building	Timber and
	Consolidated	Packaging	Products	Timberland
	(Dollars in millions)

Year 2009
Return:
Segment operating income determined in accordance with GAAP	$320	$347	$(27)	$	N/A
Items not included in segments:
General and administrative expense	(70)	N/A	N/A		N/A
Share-based and long-term incentive compensation	(58)	N/A	N/A		N/A

	$192	$347	$(27)	$	N/A

Investment:
Beginning of year total assets or segment assets determined in accordance with GAAP	$5,869	$2,366	$580	$	N/A
Adjustments:
Current liabilities (excluding current portion of long-term debt)	(445)	(257)	(45)		N/A
Financial assets of special purpose entities	(2,474)	N/A	N/A		N/A
Municipal bonds related to capital leases included in other assets	(188)	N/A	N/A		N/A

	$2,762	$2,109	$535	$	N/A

ROI	7.0%	16.5%	(5.0)%		N/A

Year 2008
Return:
Segment operating income determined in accordance with GAAP	$185	$225	$(40)	$	N/A
Items not included in segments:
General and administrative expense	(76)	N/A	N/A		N/A
Share-based compensation	2	N/A	N/A		N/A

	$111	$225	$(40)	$	N/A

Investment:
Beginning of year total assets or segment assets determined in accordance with GAAP	$5,942	$2,301	$623	$	N/A
Adjustments:
Current liabilities (excluding current portion of long-term debt)	(887)	(311)	(63)		N/A
Financial assets of special purpose entities	(2,383)	N/A	N/A		N/A
Municipal bonds related to capital leases included in other assets	(188)	N/A	N/A		N/A

	$2,484	$1,990	$560	$	N/A

ROI	4.5%	11.3%	(7.1)%		N/A

Year 2007
Return:
Segment operating income determined in accordance with GAAP	$360	$287	$8		$65
Items not included in segments:
General and administrative expense	(100)	N/A	N/A		N/A
Share-based compensation	(34)	N/A	N/A		N/A

	$226	$287	$8		$65

Investment:
Beginning of year total assets or segment assets determined in accordance with GAAP	$20,474	$2,275	$638		$330
Adjustments:
Current liabilities (excluding current portion of long-term debt)	(550)	(271)	(76)		(11)
Assets of discontinued operations	(16,847)	N/A	N/A		N/A
Municipal bonds related to capital leases included in other assets	(188)	N/A	N/A		N/A

	$2,889	$2,004	$562		$319

ROI	7.8%	14.3%	1.4%		20.4%

Statistical and Other Data

Revenues and unit sales, excluding joint venture operations, follows:

	For the Year
	2009	2008	2007
	(Dollars in millions)

Revenues
Corrugated Packaging
Corrugated packaging	$2,856	$2,975	$2,905
Paperboard(a)(b)	145	215	139

	$3,001	$3,190	$3,044

Building Products
Lumber	$181	$225	$244
Gypsum wallboard	141	135	228
Particleboard	136	175	181
Medium density fiberboard	64	72	62
Fiberboard	23	41	52
Other	31	46	39

	$576	$694	$806

Timber and Timberland(c)
Fiber and other	N/A	N/A	$76
Unit sales
Corrugated Packaging
Corrugated packaging, thousands of tons	3,285	3,303	3,351
Paperboard, thousands of tons(a)(b)	353	469	303

	3,638	3,772	3,654

Building Products
Lumber, million board feet	718	769	838
Gypsum wallboard, million square feet	1,162	1,061	1,475
Particleboard, million square feet	394	472	506
Medium density fiberboard, million square feet	124	140	135
Fiberboard, million square feet	121	213	288

(a)	Paperboard includes containerboard and light-weight gypsum facing paper.

(b)	Comparisons of revenue and unit sales of paperboard are affected by the July 25, 2008 purchase of our partner’s interest in PBL. The effects on revenues and unit sales for the periods presented are not material.

(c)	We no longer have a timber and timberlands segment as a result of the fourth quarter 2007 sale of our timberlands.

Item 6A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our interest rate risk is primarily due to our variable-rate, long-term debt and to the financial assets and nonrecourse financial liabilities of special purpose entities. This exposure is the result of changes in interest rates and also the use of different base rates and the timing of the interest rate resets on the financial assets and nonrecourse financial liabilities of special purpose entities.

Our variable-rate debt was $155 million at year-end 2009 and $351 million at year-end 2008. A one percent change in interest rates on our variable-rate debt would change our annual interest expense by $2 million.

Our $2.38 billion of notes receivable included in financial assets of special purpose entities require quarterly interest payments based on variable rates that reset quarterly. A one percent change in interest rates on these financial assets will change our annual interest income by $24 million.

Our $2.14 billion of nonrecourse financial liabilities of special purpose entities require quarterly interest payments based on variable interest rates. The interest rates on these liabilities reflect the lenders’ pooled commercial paper issuance rates plus a margin and reset daily. A one percent change in interest rates on these liabilities will change our annual interest expense by $21 million.

The following table illustrates the estimated effect on our pre-tax income of immediate, parallel, and sustained shifts in interest rates for the next 12 months at year-end 2009 on our variable-rate debt and our net financial assets and nonrecourse financial liabilities of special purpose entities, with comparative year-end 2008 information. These estimates assume that debt reductions from contractual payments will be replaced with short-term, variable-rate debt; however, that may not be the financing alternative we choose to follow.

	Increase (Decrease)
	Year-End 2009			Year-End 2008
		Special			Special
Change in	Variable	Purpose		Variable	Purpose
Interest Rates	Rate Debt	Entities - Net	Total	Rate Debt	Entities - Net	Total
	(In millions)

+2%	$(3)	$5	$2	$(7)	$5	$(2)
+1%	(2)	3	1	(3)	2	(1)
−1%	2	N/A	2	3	(2)	1
−2%	N/A	N/A	N/A	7	(5)	2

Due to the current low interest rate environment, at year-end 2009, the down 1 percent interest rate scenario is not applicable to our net financial assets and nonrecourse financial liabilities of special purpose entities and the down 2 percent interest rate scenario is not applicable to our variable-rate, long-term debt and to the financial assets and nonrecourse financial liabilities of special purpose entities.

Foreign Currency Risk

We do not have significant exposure to foreign currency fluctuations on our financial instruments because most of these instruments are denominated in U.S. dollars.

Commodity Price Risk

From time to time we use commodity derivative instruments to mitigate our exposure to changes in product pricing and manufacturing costs. These instruments cover a small portion of our volume. Considering the fair value of these instruments at year-end 2009, we believe the potential loss in fair value resulting from a hypothetical ten percent change in the underlying commodity prices would not be significant.

Item 7.	Financial Statements and Supplementary Data

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

Management conducted the required assessment of the effectiveness of our internal control over financial reporting as of year end, January 2, 2010. Based upon this assessment, management believes that our internal control over financial reporting is effective as of January 2, 2010.

Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this Form 10-K, has also audited our internal control over financial reporting. Their attestation report follows this report of management.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Temple-Inland Inc.:

We have audited internal control over financial reporting as of January 2, 2010 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Temple-Inland Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Temple-Inland Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 2, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Temple-Inland Inc. and subsidiaries as of January 2, 2010, and January 3, 2009 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended January 2, 2010 and our report dated February 23, 2010 expressed an unqualified opinion thereon.

Ernst & Young LLP

Austin, Texas
February 23, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Temple-Inland Inc.:

We have audited the accompanying consolidated balance sheets of Temple-Inland Inc. and subsidiaries as of January 2, 2010, and January 3, 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended January 2, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Temple-Inland Inc. and subsidiaries at January 2, 2010 and January 3, 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 2, 2010, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, during 2009 Temple-Inland changed its method of calculating and disclosing earnings per share as a result of adopting new guidance applicable to the allocation of undistributed earnings to participating securities. Additionally, during 2009 the Company changed its method of disclosing noncontrolling interests as a result of adopting new guidance requiring the disclosure of noncontrolling interests as a component of shareholders’ equity.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Temple-Inland Inc.’s internal control over financial reporting as of January 2, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2010 expressed an unqualified opinion thereon.

Ernst & Young LLP

Austin, Texas
February 23, 2010

TEMPLE-INLAND INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	At Year-End
	2009	2008
	(In millions)

ASSETS
Current Assets
Cash and cash equivalents	$36	$41
Trade receivables, net of allowance for doubtful accounts of $14 in 2009 and 2008	411	407
Inventories:
Work in process and finished goods	97	104
Raw materials	182	217
Supplies and other	134	137

Total inventories	413	458
Deferred tax asset	69	66
Income taxes receivable	13	57
Prepaid expenses and other	50	44

Total current assets	992	1,073
Property and Equipment
Land and buildings	682	671
Machinery and equipment	3,581	3,577
Construction in progress	54	36
Less allowances for depreciation	(2,722)	(2,620)

Total property and equipment	1,595	1,664
Financial Assets of Special Purpose Entities	2,475	2,474
Goodwill	394	394
Other Assets	253	264

TOTAL ASSETS	$5,709	$5,869

LIABILITIES
Current Liabilities
Accounts payable	$186	$162
Accrued employee compensation and benefits	91	84
Accrued interest	17	30
Accrued property taxes	12	12
Other accrued expenses	148	140
Current portion of long-term debt	—	1
Current portion of pension and postretirement benefits	17	17

Total current liabilities	471	446
Long-Term Debt	710	1,191
Nonrecourse Financial Liabilities of Special Purpose Entities	2,140	2,140
Deferred Tax Liability	721	750
Liability for Pension Benefits	285	172
Liability for Postretirement Benefits	105	101
Other Long-Term Liabilities	391	292

TOTAL LIABILITIES	4,823	5,092

SHAREHOLDERS’ EQUITY
Temple-Inland Inc. Shareholders’ Equity
Preferred stock — par value $1 per share: authorized 25,000,000 shares; none issued	—	—
Common stock — par value $1 per share: authorized 200,000,000 shares; issued 123,605,344 shares in 2009 and 2008, including shares held in the treasury	124	124
Additional paid-in capital	433	461
Accumulated other comprehensive loss	(256)	(189)
Retained earnings	1,099	936
Cost of shares held in the treasury: 16,228,916 shares in 2009 and 17,098,808 shares in 2008	(606)	(646)

Total Temple-Inland Inc. Shareholders’ Equity	794	686

Noncontrolling Interest of Special Purpose Entities	92	91

TOTAL SHAREHOLDERS’ EQUITY	886	777

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,709	$5,869

Please read the notes to consolidated financial statements.

TEMPLE-INLAND INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Year
	2009	2008	2007
	(In millions)

NET REVENUES	$3,577	$3,884	$3,926

COSTS AND EXPENSES
Cost of sales	(3,092)	(3,533)	(3,390)
Selling	(110)	(113)	(112)
General and administrative	(181)	(128)	(197)
Gain on sale of timberland	—	—	2,053
Other operating income (expense)	204	(28)	(189)

	(3,179)	(3,802)	(1,835)

OPERATING INCOME	398	82	2,091
Other non-operating income (expense)	(1)	—	(35)
Interest income on financial assets of special purpose entities	26	80	19
Interest expense on nonrecourse financial liabilities of special purpose entities	(28)	(82)	(9)
Interest expense on debt	(63)	(81)	(111)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	332	(1)	1,955
Income tax expense	(125)	(7)	(753)

INCOME (LOSS) FROM CONTINUING OPERATIONS	207	(8)	1,202
Discontinued operations	—	—	103

NET INCOME (LOSS)	207	(8)	1,305
Net income attributable to noncontrolling interest of special purpose entities	(1)	—	—

NET INCOME (LOSS) ATTRIBUTABLE TO TEMPLE-INLAND INC.	$206	$(8)	$1,305

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	106.9	106.7	106.0
Diluted	108.0	107.4	108.1
EARNINGS PER SHARE
Basic:
Income (loss) from continuing operations	$1.91	$(0.08)	$11.09
Discontinued operations	—	—	0.98

Net income (loss)	$1.91	$(0.08)	$12.07

Diluted:
Income (loss) from continuing operations	$1.89	$(0.08)	$10.89
Discontinued operations	—	—	0.96

Net income (loss)	$1.89	$(0.08)	$11.85

DIVIDENDS PER SHARE (Includes special dividend of $10.25 in 2007)	$0.40	$0.40	$11.37

Please read the notes to consolidated financial statements.

TEMPLE-INLAND INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year
	2009	2008	2007
	(In millions)

CASH PROVIDED BY (USED FOR) OPERATIONS
Net income	$206	$(8)	$1,305
Noncontrolling interest	1	—	—
Adjustments:
Depreciation and amortization	200	206	214
Impairments	2	3	64
Gains related to purchase and retirement of debt	(15)	—	—
Write-off of fees related to special purpose entities	17	—	—
Non-cash share-based compensation	58	(2)	39
Non-cash pension and postretirement expense	50	60	44
Cash contribution to pension and postretirement plans	(47)	(93)	(80)
Deferred income taxes	71	55	435
Earnings of joint ventures	(1)	(7)	(5)
Dividends from joint ventures	6	12	8
Loss on early payment of debt	—	—	40
Gain on sale of timberland	—	—	(2,053)
Other	1	(4)	14
Changes in:
Receivables	(3)	27	19
Inventories	44	11	(30)
Accounts payable and accrued expenses	10	(395)	274
Prepaid expenses and other	40	(47)	8

	640	(182)	296

CASH PROVIDED BY (USED FOR) INVESTING
Capital expenditures	(130)	(164)	(225)
Reforestation and net acquisition of timber and timberland	—	—	(12)
Sale of timberland	—	—	(21)
Sales of non-strategic assets and operations and proceeds from sale of property and equipment	5	4	24
Acquisitions, net of cash acquired	—	(57)	—
Investment in joint ventures	(4)	(7)	(5)
Other	3	(3)	4

	(126)	(227)	(235)

CASH PROVIDED BY (USED FOR) FINANCING
Payments of debt	(271)	(64)	(567)
Borrowings under accounts receivable securitization facility, net	(60)	189	(163)
Borrowings under revolving credit facility, net	(136)	161	(12)
Change in book overdrafts	2	(17)	13
Fees, related to special purpose entities and other debt	(20)	—	(42)
Nonrecourse borrowings of special purpose entities	—	—	2,140
Cash dividends paid to shareholders	(43)	(43)	(1,212)
Repurchase of common stock	—	—	(24)
Exercise of stock options	6	1	20
Tax benefit (expense) on share-based compensation	2	(1)	15

	(520)	226	168

CASH PROVIDED BY (USED FOR) DISCONTINUED OPERATIONS
Net cash used for operating activities	—	—	(33)
Net cash used for investing activities	—	—	(619)
Net cash provided by financing activities	—	—	620

	—	—	(32)

Effect of exchange rate changes on cash and cash equivalents	1	(3)	—
Net increase (decrease) in cash and cash equivalents	(5)	(186)	197
Cash and cash equivalents at beginning of year	41	227	30

Cash and cash equivalents at year-end	$36	$41	$227

Please read the notes to consolidated financial statements.

TEMPLE-INLAND INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Accumulated
		Additional	Other			Non-
	Common	Paid-In	Comprehensive	Retained	Treasury	Controlling
	Stock	Capital	Income /(Loss)	Earnings	Stock	Interest	Total
	(In millions)

Balance at year-end 2006	$124	$468	$(191)	$2,501	$(713)	$—	$2,189
Comprehensive income, net of tax:
Net income	—	—	—	1,305	—	—	1,305
Unrealized gains/(losses) on securities	—	—	(36)	—	—	—	(36)
Defined benefit plans	—	—	53	—	—	—	53

Comprehensive income for the year 2007							1,322

Regular dividends paid on common stock — $1.12 per share	—	—	—	(118)	—	—	(118)
Special dividend paid on common stock — $10.25 per share	—	—	—	(1,094)	—	—	(1,094)
Share-based compensation, net of distributions — 281,472 shares	—	2	—	—	16	—	18
Exercise of stock options — 1,009,246 net shares	—	(10)	—	—	30	—	20
Tax benefit from exercise of stock options	—	15	—	—	—	—	15
Impact of adoption of new income tax accounting guidance, net of tax	—	—	—	5	—	—	5
Impact of adoption of new measurement date for pension accounting, net of tax	—	—	—	(5)	—	—	(5)
Spin-off of real estate segment	—	—	—	(434)	—	—	(434)
Spin-off of financial services segment	—	—	35	(1,173)	—	—	(1,138)

Balance at year-end 2007	$124	$475	$(139)	$987	$(667)	$—	$780

Comprehensive income, net of tax:
Net loss	—	—	—	(8)	—	—	(8)
Defined benefit plans	—	—	(36)	—	—	—	(36)
Foreign currency translation adjustment	—	—	(14)	—	—	—	(14)

Comprehensive income for the year 2008							(58)

Dividends paid on common stock — $0.40 per share	—	—	—	(43)	—	—	(43)
Share-based compensation, net of distributions — 287,645 shares	—	(10)	—	—	17	—	7
Exercise of stock options — 77,736 net shares	—	(3)	—	—	4	—	1
Tax benefit from exercise of stock options	—	(1)	—	—	—	—	(1)
Consolidation of variable interest entity	—	—	—	—	—	91	91

Balance at year-end 2008	$124	$461	$(189)	$936	$(646)	$91	$777

Comprehensive income, net of tax:
Net income	—	—	—	206	—	1	207
Defined benefit plans	—	—	(72)	—	—	—	(72)
Foreign currency translation adjustment	—	—	5	—	—	—	5

Comprehensive income for the year 2009							140

Dividends paid on common stock — $0.40 per share	—	—	—	(43)	—	—	(43)
Share-based compensation, net of distributions — 5,137 shares	—	4	—	—	—	—	4
Exercise of stock options — 864,755 net shares	—	(34)	—	—	40	—	6
Tax benefit from exercise of stock options	—	2	—	—	—	—	2

Balance at year-end 2009	$124	$433	$(256)	$1,099	$(606)	$92	$886

Please read the notes to consolidated financial statements.

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	Summary of Significant Accounting Policies

Basis of Presentation

Our consolidated financial statements include the accounts of Temple-Inland Inc., its subsidiaries and special purpose and variable interest entities of which we are the primary beneficiary. We account for our investment in other ventures under the equity method.

We prepare our financial statements in accordance with generally accepted accounting principles, which require us to make estimates and assumptions about future events. Actual results can, and probably will, differ from those we currently estimate. We eliminate all material intercompany accounts and transactions.

Our fiscal year ends on the Saturday closest to December 31, which from time to time means that a fiscal year will include 53 weeks instead of 52 weeks. Fiscal year 2009 had 52 weeks, fiscal year 2008 had 53 weeks, and fiscal year 2007 had 52 weeks. Fiscal year 2009 ended January 2, 2010, fiscal year 2008 ended January 3, 2009, and fiscal year 2007 ended December 29, 2007.

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

2007 Transformation

On December 28, 2007, we completed our transformation that was approved by our board of directors in February 2007. A summary of the significant elements of the transformation follows:

•	On October 31, 2007, we sold 1.55 million acres of timberland for $2.38 billion to an investment entity affiliated with The Campbell Group, LLC and recognized a pre-tax gain of $2.053 billion, which is included in other operating income. The total consideration consisted almost entirely of notes due in 2027, which are secured by irrevocable letters of credit issued by independent financial institutions. We also entered into a 20-year fiber supply agreement for pulpwood and a 12-year fiber supply agreement for sawtimber. Both agreements are at market prices, and are subject to extension.

•	We contributed the notes received in connection with the sale of our timberlands and irrevocable letters of credit securing the notes to two wholly-owned, bankruptcy-remote special purpose entities. On December 3, 2007, the special purpose entities pledged the notes receivable from the sale of timberland as collateral for $2.14 billion nonrecourse loans payable 2027. The net cash proceeds, after alternative minimum and other taxes related to sale of the timberland and transaction costs, were $1.8 billion. We used $1.1 billion of the net cash proceeds to pay a $10.25 per share special cash dividend to our shareholders in December 2007. The remaining $700 million was used to reduce debt. We concluded that we were the primary beneficiary of these special purpose entities. As a result we include these special purpose entities in our consolidated financial statements.

•	On December 28, 2007, we completed the spin-off of our real estate and financial services segments. These spin-offs reduced retained earnings by $1.6 billion. Our financial information has been reclassified to reflect these segments as discontinued operations for all periods prior to the spin-offs.

Allowance for Doubtful Accounts

We estimate future probable losses of our current trade receivables and establish an allowance for doubtful accounts based on our historical experience and any specific customer collection issues identified during our evaluation. Our allowance for doubtful accounts was $14 million at year-end 2009 and year-end 2008. The provision for doubtful accounts was $4 million in 2009, $4 million in 2008, and $3 million in 2007

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and is included in selling expenses. Accounts charged-off, net of recoveries were $4 million in 2009, $4 million in 2008, and $3 million in 2007.

Asset Retirement and Environmental Obligations

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

Capitalized Software

We capitalize purchased software costs as well as the direct internal and external costs associated with software we develop for our own use. We amortize these capitalized costs using the straight-line method over estimated useful lives ranging from three to seven years. The carrying value of capitalized software was $16 million at year-end 2009 and $26 million at year-end 2008 and is included in other assets. The amortization of these capitalized costs was $11 million in 2009, $13 million in 2008, and $15 million in 2007 and is included in cost of sales and general and administrative expense. Amortization of existing capitalized software for each of the next five years is expected to be (in millions): 2010 — $9; 2011 — $5; 2012 — $1; 2013 — $1; and 2014 — $0.

Cash and Cash Equivalents

Cash and cash equivalents include cash and other short-term instruments with original maturities of three months or less.

Derivatives

We use, from time to time and then only to a limited degree, derivative instruments to mitigate our exposure to risks associated with changes in interest rates, product pricing and manufacturing costs. We do not enter into derivatives for trading purposes. We have no derivative instruments outstanding at year-end 2009 or 2008.

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

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Measurements

Financial instruments for which we did not elect fair value option includes cash and cash equivalents, accounts receivable, other current assets, current and long-term debt, accounts payable, other current liabilities, and the financial assets and nonrecourse financial liabilities of special purpose entities. With the exception of long-term debt, the carrying amounts of these financial instruments approximate their fair values due to their short-term nature or variable interest rates.

Goodwill and Other Intangible Assets

We do not amortize goodwill and other indefinite lived intangible assets. Instead, we measure these assets for impairment based on estimated fair values annually as of the beginning of the fourth quarter of each year and at other times if events or circumstances indicate that impairment might exist. Since the annual impairment testing for 2009, there were no changes in the composition of our reporting units or in our operations to indicate that it was likely that there had been any significant deterioration in the estimated fair value of our reporting units. Therefore, we did not test goodwill for impairment at year-end 2009.

We measure goodwill for impairment at the segment level for corrugated packaging and at the reporting unit level for building products. To estimate fair value we use discounted cash flow models, which requires us to estimate the amount and timing of future cash flows. Other key assumptions include product pricing, raw material costs and discount rate, which is based on a weighted average cost of capital adjusted for market risk premiums.

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

We value non-monetary exchanges of similar inventory at carrying value of the inventory given up instead of the fair value of the inventory received. Our corrugated packaging segment enters into these agreements that generally represent the exchange of linerboard we manufacture for corrugated medium manufactured by others. We include these exchanges in cost of sales.

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pension and Postretirement Plans

We recognize the funded status of our pension plans as assets or liabilities in our consolidated financial statements. The funded status is the difference between our projected benefit obligation and fair value of plan assets.

Property and Equipment

We carry property and equipment at cost less accumulated depreciation. We capitalize the cost of significant additions and improvements, and we expense the cost of repairs and maintenance, including planned major maintenance. We capitalize interest costs incurred on major construction projects. We depreciate these assets using the straight-line method over their estimated useful lives as follows:

		Carrying
		Value at
	Estimated	Year-End
	Useful Lives	2009
Classification	(In millions)

Land and land improvements	N/A	$43
Buildings and building improvements	10 to 40 years	294
Machinery and equipment:
Paper machines	22 years	694
Mill equipment	5 to 25 years	60
Converting equipment	5 to 25 years	415
Other production equipment	5 to 25 years	4
Transportation equipment	3 to 20 years	20
Office and other equipment	2 to 10 years	11
Construction in progress	N/A	54

		$1,595

We include in property and equipment $44 million of assets subject to capital leases. We depreciate these assets and any improvements to leased assets using the straight-line method over the shorter of their lease term or their estimated useful lives. We expense operating leases ratably over the lease term.

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

Share-Based and Long-term Incentive Compensation

We account for share-based compensation using the Black-Scholes-Merton option-pricing model for stock options and the grant date or period-end fair value of our common stock for all other awards. We generally expense these share-based and long-term incentive awards over the vesting period or earlier based on retirement eligibility criteria.

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Special Purpose and Variable Interest Entities

We consolidate special purpose and variable interest entities if we determine that we are the primary beneficiary of these special purpose and variable interest entities.

New Accounting Standards Adopted in 2009

The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles (Statement of Financial Accounting Standards (SFAS) No. 168) — Specifies that The FASB Accounting Standards CodificationTM (ASC) is the source of authoritative U.S. generally accepted accounting principles for nongovernmental entities, except for a few standards that will remain authoritative until they are integrated into the codification. Adoption did not have an impact on our earnings or financial position. However, our references to accounting literature in these notes have been changed to codification references. SFAS No. 168 was codified in ASC 105, Generally Accepted Accounting Principles.

ASC 810, Consolidation — Specifies that noncontrolling interests be reported as a part of equity, not as a liability or other item outside of equity. Upon adoption we reclassified $91 million of noncontrolling interest of special purpose entities to shareholders’ equity.

ASC 260, Earnings per Share — Specifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and should be included in computing earnings per share pursuant to the two-class method. Adoption reduced our earnings per share by $0.02 in 2009, $0.00 in 2008, and $0.23 in 2007.

In addition, we adopted ASC 805, Business, Combinations; ASC 818, Derivatives and Hedging; ASC 820, Fair Value Measurements and Disclosures; ASC 320, Investments — Debt and Equity Securities; ASC 855, Subsequent Events; and ASC 715, Compensation — Retirement Benefits. Adoption of these new standards did not have a significant effect on our earnings or financial position.

Pending Accounting Standards

In 2010, we will be required to adopt certain amendments to ASC 810, Consolidation that revise how the primary beneficiary of a variable interest entity is determined and the frequency of assessing the need to consolidate a variable interest entity. We are currently evaluating this new guidance.

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

Unaudited pro forma information assuming this transaction had been effective at the beginning of 2008, would not have been materially different from that reported. Goodwill, all of which we anticipate will be deductible for income tax purposes, is allocated to the corrugated packaging segment.

Note 3 —	Joint Ventures

Our only significant joint venture investment at year-end 2009 and year-end 2008 is Del-Tin Fiber LLC, a 50 percent owned venture that produces medium density fiberboard in El Dorado, Arkansas. Our joint venture partner is a publicly-held company unrelated to us. In July 2008, we purchased our partner’s 50 percent interest in the PBL joint venture. As a result, at year-end 2008, we included all of its assets and liabilities in our consolidated balance sheet, and its results of operations and cash flows from date of acquisition in our consolidated statements of income and cash flows. Please read Note 2.

Combined summarized financial information for these joint ventures follows:

	At Year-End
	2009	2008
	(In millions)

Current assets	$7	$8
Total assets	83	88
Current liabilities(a)	2	7
Long-term debt	29	29
Equity	52	52
Our investment in joint ventures:
50 percent share in joint ventures’ equity	$26	$26

(a)	Includes current maturities of debt of $5 million in 2008.

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Year
	2009	2008(a)	2007(a)
	(In millions)

Net revenues	$55	$147	$200
Operating income	3	13	13
Earnings	3	10	5
Our equity in earnings:
50 percent share of earnings	$2	$5	$3
Amortization of PBL joint venture basis difference	—	2	2

Equity in earnings of joint ventures	$2	$7	$5

(a)	Includes PBL revenues, operating income and earnings prior to acquisition in July 2008.

We and our joint venture partners contribute and receive distributions from these ventures equally. In 2009, we contributed $4 million and received $6 million. In 2008, we contributed $7 million and received $12 million in distributions of which $6 million was from PBL prior to our acquisition, and in 2007 we contributed $4 million and received $8 million in distributions.

Our investment in joint ventures is included in other assets, and our equity in their earnings is included in other operating income (expense). In 2008 and 2007, our equity in their earnings differs from our 50 percent interest due to the difference between the fair value of net assets contributed to the PBL joint venture and our carrying value of those assets at the date the joint venture was formed. We were amortizing this difference over the same period as the underlying mill assets were being depreciated by the joint venture to reflect depreciation of the mill as if it were consolidated by us at its historical carrying value. Upon our acquisition of PBL in July 2008, we reduced the carrying value of assets acquired by the unamortized deferred gain of $28 million.

We provide marketing services to the Del-Tin joint venture. Fees for these services were $1 million in 2009, $2 million in 2008, and $2 million in 2007 and are included as a reduction of selling expense. Prior to July 2008, we purchased finished products at market rates from the PBL joint venture totaling $12 million in 2008 and $47 million in 2007.

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

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 —	Long-Term Debt

Long-term debt consists of:

	At Year-End
	2009	2008
	(In millions)

Borrowings under bank credit agreements — average interest rate of 1.94% in 2009 and 4.10% in 2008	$25	$161
Accounts receivable securitization facility — average interest rate of 1.08% in 2009 and 2.83% in 2008	130	190
7.875% Senior Notes, payable in 2012, net of discounts	195	285
6.375% Senior Notes, payable in 2016, net of discounts — interest rate of 6.625% at year-end 2009 and 2008	114	249
6.625% Senior Notes, payable in 2018, net of discounts — interest rate of 6.875% at year-end 2009 and 2008	230	249
Revenue bonds, payable 2008 through 2024 — average interest rate of 5.77% in 2009 and 5.72% in 2008	16	41
6.75% Notes, payable in 2009	—	14
Other indebtedness — average interest rate of 8.48% in 2009 and 8.12% in 2008	—	3

	710	1,192
Less current portion of long-term debt	—	(1)

	$710	$1,191

At year-end 2009, we had $825 million in committed credit agreements. These committed agreements include a $750 million credit agreement that expires in 2011, $25 million of outstanding borrowings that are to be repaid in 2011, and $50 million in revolving committed credit agreements that expire in 2010. Of the $50 million in revolving committed credit agreements that expire in 2010, $15 million have term out provisions that extend the final maturities to 2011, and $10 million have term out provisions that extend the final maturities to 2012. At year-end 2009, our unused capacity under these facilities was $770 million.

At year-end 2009, we had a $250 million accounts receivable securitization facility that expires in 2012. Under this facility, a wholly-owned, bankruptcy-remote subsidiary purchases, on an on-going basis, substantially all our trade receivables. As we need funds, the subsidiary draws under its revolving credit arrangement, pledges the trade receivables as collateral, and remits the proceeds to us. In the event of liquidation of the subsidiary, its creditors would be entitled to satisfy their claims from the subsidiary’s pledged receivables prior to distributions back to us. We include this subsidiary in our consolidated financial statements. At year-end 2009, the subsidiary owned $337 million in net trade receivables against which it had borrowed $130 million under this facility. At year-end 2009, the unused capacity under this facility was $120 million. The borrowing base, which is determined by the level of our trade receivables, may be below the maximum committed amount of the facility in periods when the balance of our trade receivables is low. At year-end 2009, the borrowing base was $250 million, the maximum committed amount of the facility.

In 2009, we recognized a gain of $15 million associated with the purchase and retirement of $90 million of our 7.875% Senior Notes due in 2012, $136 million of our 6.375% Senior Notes due in 2016, and $19 million of our 6.625% Senior Notes due in 2018.

Maturities of our debt during the next five years are (in millions): 2010 — $0; 2011 — $25; 2012 — $325; 2013 — $0; 2014 — $0; and thereafter — $360.

In December 2007, we completed cash tender offers for $286 million of 6.75% Notes payable in 2009 and $213 million of 7.875% Senior Notes payable in 2012. We incurred $40 million in costs related to these tender offers, which was included in other non-operating (income) expense.

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We capitalized and deducted from interest expense interest incurred on major construction and information technology projects of less than $1 million in 2009 and 2008, and $1 million in 2007. We paid interest on long-term debt of $69 million in 2009, $83 million in 2008, and $125 million in 2007.

Note 5 —	Financial Assets and Nonrecourse Financial Liabilities of Special Purpose Entities

In October 2007, we sold 1.55 million acres of timberland for $2.38 billion. The total consideration consisted almost entirely of notes due in 2027 issued by the buyer of the timberland, which we contributed to two wholly-owned, bankruptcy-remote special purpose entities formed by us. The notes are secured by $2.38 billion of irrevocable standby letters of credit issued by four banks, which are required to maintain minimum credit ratings on their long-term debt. The letters of credit are secured by the buyer’s long-term deposit with the banks of $2.38 billion of cash and cash equivalents. The notes require quarterly interest payments based on variable interest rates that reset quarterly (0.32 percent at year-end 2009 and 3.46 percent at year-end 2008). We recognized interest income of $26 million on these notes receivable in 2009, $80 million in 2008, and $19 million in 2007. We received interest payments of $38 million on these notes receivable in 2009 and $85 million in 2008.

In December 2007, our two wholly-owned special purpose entities borrowed $2.14 billion. The loans are repayable in 2027 and are secured only by the $2.38 billion of notes and the irrevocable letters of credit securing the notes and are nonrecourse to us. The loan agreements provide that if a credit rating of any of the banks issuing the letters of credit is downgraded below the required minimum, the letters of credit issued by that bank must be replaced within 30 days with letters of credit from another qualifying financial institution. The borrowings require quarterly interest payments based on variable interest rates that reset daily (0.82 percent at year-end 2009 and 2.98 percent at year-end 2008). We recognized $28 million of interest expense on these nonrecourse loans in 2009, $82 million in 2008, and $9 million in 2007. We paid $33 million of interest on these nonrecourse loans in 2009 and $82 million in 2008.

The buyer of the timberland issued the $2.38 billion in notes from its wholly-owned, bankruptcy-remote special purpose entities. The buyer’s special purpose entities held the timberland from the transaction date until November 2008, at which time the timberland was transferred out of the buyer’s special purpose entities. Due to the transfer of the timberland, we evaluated the buyer’s special purpose entities and determined that they were variable interest entities and that we were the primary beneficiary. As a result, in fourth quarter 2008 we began consolidating the buyer’s special purpose entities. This consolidation resulted in an increase in the financial assets of special purpose entities of $91 million and the recognition of noncontrolling interest of special purpose entities in shareholders’ equity. The impact of this consolidation on our statements of income was not material in 2008.

On December 19, 2008, S&P lowered its credit rating of one of the letter of credit banks, Dexia Credit Local, to A. To replace the letters of credit issued by Dexia, SunTrust Bank, at the request of the buyer of the timberland, issued substitute letters of credit totaling approximately $500 million on January 16, 2009 and replaced Dexia as a qualified letter of credit issuer in the transaction.

On April 23, 2009, the credit rating of SunTrust Bank, was lowered to a level that required the letters of credit issued by SunTrust to be replaced by letters of credit issued by another qualifying financial institution. To replace the letters of credit issued by SunTrust, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., commonly known as Rabobank Nederland, at the request of the timberland buyer, issued substitute letters of credit totaling approximately $500 million on May 21, 2009 in complete replacement of SunTrust as a qualified letter of credit issuer in the transaction. In connection with the substitution, we paid approximately $3 million in fees to Rabobank Nederland, which will be amortized through 2027, the remaining life of the transaction.

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of the substitution of SunTrust, we recognized $17 million of other non-operating expense in 2009, which consisted of $15 million in fees that we paid in connection with the issuance of the SunTrust letters of credit, which were being amortized over the life of the letters of credit, and $2 million of other fees associated with terminating the transaction with SunTrust.

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

Note 6 —	Asset Retirement and Environmental Obligations

Our asset retirement and environmental obligations are:

	At Year-End
	2009	2008
	(In millions)

Asset retirement obligations	$9	$14
Accrued environmental obligations	2	6

Total asset retirement and environmental obligations	$11	$20

Asset retirement and environmental obligations due within one year classified as other accrued expenses	$—	$4
Long-term asset retirement and environmental obligations classified as other long-term liabilities	11	16

Total asset retirement and environmental obligations	$11	$20

A reconciliation of the beginning and ending aggregate carrying amount of asset retirement obligations is as follows:

	At Year-End
	2009	2008
	(In millions)

Beginning of year	$14	$13
Accretion expense	1	1
Changes in timing of retirement obligations	(4)	—
Liabilities incurred	(2)	—

Balance at end of year	$9	$14

Note 7 —	Capital Stock

In 2006 and 2007, our Board of Directors approved repurchase programs aggregating 11.0 million shares. As of year-end 2009, we had purchased 4.4 million shares under these programs resulting in 6.6 million shares remaining to be purchased. In 2009, 2008 and 2007, we initiated no share purchases, but in 2007 we settled $24 million of share purchases that were initiated in fourth quarter 2006.

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 —	Accumulated Other Comprehensive Income (Loss)

The components of and changes in accumulated other comprehensive income (loss) were:

	Unrealized
	Gains (Losses)		Foreign
	on Available-	Defined	Currency
	For-Sale	Benefit	Translation
	Securities	Plans	Adjustment	Total
	(In millions)

Balance at beginning of year 2007	$1	$(168)	$(24)	$(191)
Changes during the year	(56)	85	—	29
Deferred taxes on changes	20	(32)	—	(12)

Net change for 2007	(36)	53	—	17
Spin-off of financial services segment	35	—	—	35

Balance at year-end 2007	$—	$(115)	$(24)	$(139)

Changes during the year	—	(66)	(14)	(80)
Deferred taxes on changes	—	30	—	30

Net change for 2008	—	(36)	(14)	(50)

Balance at year-end 2008	$—	$(151)	$(38)	$(189)

Changes during the year	—	(114)	5	(109)
Deferred taxes on changes	—	42	—	42

Net change for 2009	—	(72)	5	(67)

Balance at year-end 2009	$—	$(223)	$(33)	$(256)

Note 9 —	Pension and Postretirement Plans

Pension and postretirement plans expense consists of:

	For the Year
	2009	2008	2007
	(In millions)

401(k) plan match	$18	$16	$17
Defined benefit	44	37	35
Postretirement medical	6	8	8

	$68	$61	$60

Our 401(k) plans cover substantially all employees and are fully funded.

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

Our postretirement medical plan provides medical benefits to eligible salaried and hourly employees who begin drawing retirement benefits immediately after termination of employment. Our postretirement plan provides for medical coverage, including a prescription drug subsidy, for certain participants. We applied for the Medicare Prescription Drug subsidy in October 2008, which reduced our year-end 2008 postretirement

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

benefits liability $12 million. We fund postretirement plan benefits as paid. The estimated future postretirement plan liability is unfunded.

Additional information about our defined benefit and postretirement medical plans follows.

Obligations and Funded Status

A summary of the changes in the benefit obligation, plan assets, and funded status follows:

	For the Year
	Defined Benefits
	Qualified		Supplemental		Total		Postretirement Benefits
	2009	2008	2009	2008	2009	2008	2009	2008
	(In millions)

Benefit obligation — beginning of year	$(1,355)	$(1,310)	$(30)	$(59)	$(1,385)	$(1,369)	$(113)	$(137)
Service cost	(23)	(26)	(1)	(2)	(24)	(28)	(1)	(1)
Interest cost	(80)	(80)	(2)	(2)	(82)	(82)	(7)	(8)
Plan amendments	—	(8)	—	(17)	—	(25)	—	—
Actuarial gain (loss)	(48)	1	(8)	2	(56)	3	(6)	24
Acquisition	—	(3)	—	—	—	(3)	—	—
New prior service cost	—	—	—	—	—	—	—	(6)
Benefits paid by the plan	74	71	—	6	74	77	14	16
Medicare subsidies	—	—	—	—	—	—	(1)	—
Lump-sum settlements	—	—	6	42	6	42	—	1
Participant contributions	—	—	—	—	—	—	(2)	(2)

Benefit obligation — year-end	(1,432)	(1,355)	(35)	(30)	(1,467)	(1,385)	(116)	(113)

Fair value of plan assets — beginning of year	1,208	1,250	—	—	1,208	1,250	—	—
Actual return	12	(3)	—	—	12	(3)	—	—
Acquisition	—	2	—	—	—	2	—	—
Benefits paid by the plan	(74)	(71)	—	(6)	(74)	(77)	(14)	(16)
Lump-sum settlements	—	—	(6)	(42)	(6)	(42)	—	(1)
Medicare subsidies	—	—	—	—	—	—	1	—
Contributions we made	30	30	6	48	36	78	11	15
Participant contributions	—	—	—	—	—	—	2	2

Fair value of plan assets — year-end	1,176	1,208	—	—	1,176	1,208	—	—

Funded status at year-end	$(256)	$(147)	$(35)	$(30)	$(291)	$(177)	$(116)	$(113)

Assets and (liabilities) included in the consolidated balance sheet and reconciliation to funded status follows:

	At Year-End
	Defined Benefits		Postretirement Benefits
	2009	2008	2009	2008
	(In millions)

Liability/funded status	$(291)	$(177)	$(116)	$(113)
Accumulated other comprehensive loss:
Unrecognized net loss (gain)	$340	$228	$3	$(4)
Unrecognized prior service cost (credit)	27	33	(3)	(4)

Total accumulated other comprehensive loss	$367	$261	$—	$(8)

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

Our asset allocation strategy matches the duration of over 80 percent of our pension assets to our pension liabilities and also matches the overall credit quality of the pension assets to the implied credit quality of the yield curve used to discount our liabilities. This matched approach reduces the volatility of our defined benefit expense and our funding requirements. The remaining plan assets are targeted to be invested in assets that provide market exposure to mitigate the effects of inflation, mortality and actuarial risks. The defined benefit plan weighted-average asset allocations and the range of target allocations follow:

		Percentage
		of
		Plan Assets
	Range of	at
	Target	Year-End
	Allocations	2009	2008

Asset category:
Debt securities	78-88%	84%	86%
Equity securities	10-15%	13	9
Real estate	0-7%	3	5

		100%	100%

Equity securities include 591,896 shares of Temple-Inland common stock totaling $12 million or 1.1 percent of total plan assets at year-end 2009 and $3 million or 0.2 percent of total plan assets at year-end 2008.

At year-end 2009, the fair value of our qualified defined benefit plan assets for each valuation hierarchy (See Note 16) is as follows:

	Level 1	Level 2	Level 3	Total
	(In millions)

Cash and cash equivalents	$—	$27	$—	$27
Debt securities:
Corporate bonds	—	472	—	472
Government securities	—	464	—	464
Other fixed income	—	37	—	37
Equity securities	17	129	—	146
Private equity	—	—	8	8
Real estate	—	—	33	33

Fair value of qualified defined benefit plan assets	$17	$1,129	$41	1,187

Less: Receivables and payables				(11)

Total fair value of qualified defined benefit plan assets				$1,176

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair value of the Level 3 defined benefit plan assets principally consists of real estate partnership and private equity investments, which are not readily marketable, and as a result are valued by the general partners. A summary of changes in the fair value of our Level 3 assets for the year 2009 is as follows:

Level 3
(In millions)

Fair value beginning of the year 2009	$72
Unrealized gains/(losses)	(34)
Purchases, sales, issuances, and settlements (net)	3

Fair value end of the year 2009	$41

Accumulated Benefit Obligation

The accumulated benefit obligation of our defined benefit plan represents the present value of benefits earned without regard to projected future compensation increases. Our defined benefit plans have an accumulated benefit obligation in excess of plan assets as follows:

	At Year-End
	2009	2008
	(In millions)

Projected benefit obligation	$(1,467)	$(1,385)

Accumulated benefit obligation	$(1,411)	$(1,328)
Fair value of plan assets	1,176	1,208

Excess of accumulated benefit obligation over fair value of plan assets	$(235)	$(120)

Excess of accumulated benefit obligation over fair value of plan assets consists of:
Qualified plan	$(201)	$(91)
Supplemental plan	(34)	(29)

	$(235)	$(120)

Components of Net Periodic Benefit Expense and Other Amounts Recognized in Other Comprehensive Income

	For the Year
	Defined Benefits			Postretirement Benefits
	2009	2008	2007	2009	2008	2007
	(In millions)

Net periodic benefit expense:
Service costs — benefits earned during the year	$24	$28	$27	$1	$1	$1
Interest cost on benefit obligation	82	82	78	7	8	8
Expected return on plan assets	(80)	(83)	(85)	—	—	—
Amortization of prior service costs	5	5	2	(2)	(2)	(2)
Amortization of actuarial net loss	13	5	14	—	1	1

Total net periodic benefit expense(a)	44	37	36	6	8	8
Amounts recognized in other comprehensive income, pre-tax	106	82	(90)	8	(16)	5

Total recognized in net periodic benefit expense and other comprehensive income, pre-tax	$150	$119	$(54)	$14	$(8)	$13

(a)	Excludes $15 million of expense in 2008 related to lump-sum settlements of supplemental benefits. Includes $1 million in 2007 allocated to discontinued operations.

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumptions

The assumptions we used to determine our defined benefit and postretirement obligations were:

	Defined Benefits		Postretirement Benefits
	2009	2008	2009	2008

Discount rate	5.79%	6.11%	5.37%	6.20%
Expected return on plan assets	6.50%	6.875%	—	—
Rate of compensation increase	3.20%	3.50%	—	—

The assumptions we used to determine our annual net periodic benefit expense were:

	Defined Benefits			Postretirement Benefits
	2009	2008	2007	2009	2008	2007

Discount rate	6.11%	6.125%	6.00%	6.20%	6.125%	6.00%
Expected return on plan assets	6.875%	6.875%	8.00%	—	—	—
Rate of compensation increase	3.50%	3.70%	3.80%	—	—	—

The discount rate we use to determine the present value of the benefit obligation is the Citigroup Pension Discount Curve. We believe the use of the Citigroup Pension Discount Curve reasonably reflects changes in the present value of our defined benefit plan obligation because each year’s cash flow is discretely discounted at a rate at which it could effectively be settled.

The expected long-term rate of return on plan assets is an assumption we make reflecting the anticipated weighted average rate of earnings on the plan assets over the long-term. In selecting that rate particular consideration is given to our asset allocation. For the plan assets invested in debt securities, we used the AA credit risk profile of the discount rate plus a 25 basis point yield premium to reflect the single A credit risk profile of our debt securities. For the remaining plan assets, we used target-weighted returns generated from current asset models. We add a ten basis point active management premium to the total rate of return because the real estate and matched portfolios are actively managed. Our actual return on plan assets was 1.25 percent in 2009, 0.4 percent in 2008, and 9.8 percent in 2007.

We use the 1994 Group Annuity Mortality Tables to determine our benefit obligation and annual defined benefit expense.

The assumed health care cost trend rates we used to determine the expense of the postretirement benefit plans were:

	For the Year
	2009	2008	2007

Health care trend rate assumed for the next year	9.0%	9.0%	9.0%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	4.5%	4.5%	4.5%
Year that the rate reaches the ultimate trend rate	2016	2015	2014

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

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash Flows

Due to credit balances we have accumulated from our voluntary, discretionary contributions in prior years, we have no funding requirements under ERISA in 2010. Beginning in 2008, benefits earned under the supplemental defined benefit plan are paid upon retirement or when the employee terminates. In 2009, our supplemental defined benefit plan payments to retirees totaled $6 million. In 2008, we made lump-sum settlements of $42 million to existing retirees who elected to receive lump-sum settlements of supplemental benefits earned.

The postretirement benefit plan is not subject to minimum regulatory funding requirements. Since the postretirement benefit plans are unfunded, the expected $11 million contribution in 2010 represents the estimated health claims to be paid for plan participants, net of retiree contributions and Medicare subsidies.

At year-end 2009, the plans are expected to make the following benefit payments over the next ten years:

			Postretirement Benefits
	Pension Benefits			Medicare
	Qualified	Supplemental	Benefits	Subsidies
	(In millions)

2010	$79	$6	$12	$1
2011	82	6	11	1
2012	85	5	11	1
2013	89	5	11	1
2014	92	4	11	1
2015 - 2019	501	12	47	4

Note 10 —	Share-Based and Long-Term Incentive Compensation

We have shareholder approved share-based compensation plans that permit awards to key employees and non-employee directors in the form of restricted or performance units, restricted stock, or options to purchase shares of our common stock. We also have long-term incentives for key employees in the form of fixed value awards that vest over multiple years. As a result of the spin-off of our real estate and financial services segments at year-end 2007, all outstanding share-based awards were equitably adjusted into three separate awards. The adjustment was made so that immediately following the spin-off, the number of shares relating to each award reflected the distribution ratios and, for options, the per share option exercise price of the original award was proportionally allocated between Temple-Inland and the spun-off entities based on relative per share trading prices of their common stock immediately following the spin-off. All awards issued as part of this adjustment and the Temple-Inland awards will continue to be subject to their original vesting schedules. Share-based compensation expense on awards held by employees of Temple-Inland will be based on the original grant date fair value for share settled awards, the original grant date Black-Scholes-Merton value for stock option awards, and the sum of the period-end market prices (adjusted for the distribution ratios) of the three companies stock for cash-settled awards. Employees of the spun-off entities no longer participate in our share-based compensation plans.

We generally grant awards annually in February, and we use treasury stock to fulfill awards settled in common stock and stock option exercises. A summary of these plans follows:

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted or Performance Units

Restricted or performance units generally have a three-year term; vest after three years from the date of grant or the attainment of stated ROI based performance goals, generally measured over a three-year period; and are settled in cash as determined on the date of grant. The restricted and performance units provide for accelerated or continued vesting upon retirement, death, disability, or if there is a change in control.

A summary of activity for 2009 follows:

		Weighted Average	Aggregate
		Grant Date Fair	Current
	Units	Value per Unit	Value
	(In thousands)		(In millions)

Not vested cash-settled units beginning of 2009	1,871	$32
Granted	1,395	6
Vested	(493)	35
Forfeited	(20)	27

Not vested cash-settled units at year-end 2009	2,753	18	$58

Not vested cash-settled units at year-end 2009 subject to:
Time vesting requirements	862		$18
Performance requirements	1,891		40

	2,753		$58

The fair value of units vested and to be settled in cash was $39 million at year-end 2009, of which $18 million is included in other current liabilities and $21 million in long-term liabilities, and $10 million at year-end 2008, of which $4 million is included in other current liabilities and $6 million is included in long-term liabilities. The fair value of awards settled in cash was $5 million in 2009, $7 million in 2008, and less than $1 million in 2007.

Restricted Stock

Restricted stock awards generally vest after three to six years, and provide for accelerated vesting upon retirement, death, disability, or if there is a change in control. There were no restricted stock awards granted in 2009, 2008 or 2007. There were no restricted stock awards outstanding at year-end 2009. There were 51,275 and 435,600 restricted stock awards outstanding at year-end 2008 and year-end 2007 with a weighted average grant date fair value of $22 per share at year-end 2008 and $33 per share at year-end 2007 and an aggregate current value of less than $1 million or $5 per share at year-end 2008 and $13 million or $30 per share at year-end 2007. The fair value of restricted stock vested was less than $1 million in 2009, $1 million in 2008, and $4 million in 2007.

Stock Options

Stock options have a ten-year term, generally become exercisable ratably over four years and provide for accelerated or continued vesting upon retirement, death, disability, or if there is a change in control. Options are granted with an exercise price equal to the market value of our common stock on the date of grant. In addition to the equitable adjustments related to the spun-off entities, the exercise price of all stock option awards was equitably adjusted by $9.85 per share to reflect the effect of the special cash dividend paid in December 2007. The adjustment was based on the difference between the closing price on the day before the

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock traded ex-dividend and the opening price on the day the stock began trading ex-dividend. A summary of our activity for 2009 follows:

			Weighted	Aggregate
		Weighted	Average	Intrinsic Value
		Average	Remaining	(Current value
		Exercise Price	Contractual	less exercise
	Shares	per Share	Term	price)
	(In thousands)		(In years)	(In millions)

Outstanding beginning of 2009	6,903	$17
Granted	1,600	6
Exercised	(972)	10
Forfeited	(214)	17

Outstanding year-end 2009	7,317	15	7	$47

Exercisable year-end 2009	3,686	16	5	$19

The intrinsic value of options exercised was $8 million in 2009, less than $1 million in 2008, and $29 million in 2007.

We estimated the fair value of the options granted using the Black-Scholes-Merton option-pricing model and the following assumptions:

	For the Year
	2009	2008	2007

Expected dividend yield	3.2%	2.1%	2.3%
Expected stock price volatility	57.5%	28.2%	22.8%
Risk-free interest rate	2.6%	3.3%	4.9%
Expected life of options in years	8	8	6
Weighted average estimated fair value of options granted adjusted for spin-offs:
Temple-Inland options	$2.49	$2.02	$7.39
Real estate options	N/A	N/A	3.09
Financial services options	N/A	N/A	1.99

Weighted average estimated fair value of options at original grant date	$2.49	$2.02	$12.47

The expected dividend yield is calculated based on our historical annual dividend payments. The expected stock price volatility is based on historical prices of our common stock for a period corresponding to the expected life of the options with appropriate consideration given to current conditions and events. The risk-free interest rate is based on U.S. Treasury securities in effect at the date of the grant of the stock options. The expected life of options is based on historical experience. We use historical data to estimate pre-vesting forfeitures stratified into two groups based on job level.

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share-Based and Long-Term Incentive Compensation Expense

Share-based and long-term incentive compensation expense (income) consists of:

	For the Year
	2009	2008	2007
	(In millions)

Restricted or performance units-cash	$47	$(12)	$23
Restricted or performance units-stock	—	1	6
Stock options	6	9	10

Total share-based compensation expense	$53	$(2)	$39

Long-term incentive compensation expense	5	—	—

Total share-based and long-term incentive compensation expense	$58	$(2)	$39

Share-based and long-term incentive compensation expense (income) is included in:

	For the Year
	2009	2008	2007
	(In millions)

Cost of sales	$6	$5	$7
Selling expense	2	—	2
General and administrative	50	(7)	25
Other operating income (expense)	—	—	5

	$58	$(2)	$39

The fair value of awards granted to retirement-eligible employees and expensed at the date of grant was $2 million in 2009, $3 million in 2008, and $3 million in 2007.

Unrecognized share-based and long-term incentive compensation for all awards not vested was $40 million at year-end 2009. It is likely that this cost will be recognized as expense over the next 2 years.

Note 11 —	Other Operating Income (Expense)

	For the Year
	2009	2008	2007
	(In millions)

Alternative fuel mixture tax credits, net of costs	$213	$—	$—
Transformation costs	—	(20)	(69)
Closures and sales of converting and production facilities and sales of non-strategic assets	(5)	(9)	(55)
Litigation	—	5	(56)
Environmental remediation	—	—	(9)
Other charges	(2)	(5)	1
Gain (loss) on sale or retirement of operating property and equipment	(3)	(6)	(6)
Equity in earnings of joint ventures	1	7	5

	$204	$(28)	$(189)

The Internal Revenue Code allows an excise tax credit for alternative fuel mixtures produced for sale or for use in a trade or business. The credit expired on December 31, 2009. In March 2009, the IRS approved our registration as an alternative fuel mixer, allowing us to file for the alternative fuel mixture tax credit. In 2009, we recognized credits of $218 million and incurred related costs of $5 million, primarily related to equipment used in the mixing process and the purchase of diesel fuel mixed with the alternative fuel.

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We continue our efforts to enhance return on investment by lowering costs, improving operating efficiencies, and increasing asset utilization. As a result, we continue to review operations that are unable to meet return objectives and determine appropriate courses of action, including possibly consolidating and closing facilities.

We recognized other operating expense of $7 million in 2009, which is primarily associated with 2008 facility closures and severance. In 2008, we incurred $20 million of costs associated with our 2007 transformation plan, of which $15 million is related to the one-time settlement of supplemental retirement benefits. In 2008, we closed one corrugated packaging facility and ceased production of hardboard siding at our fiberboard operations. As a result, we recognized charges of $9 million, including $3 million in spare parts and fixed assets impairment, $2 million in write-off of raw materials and finished goods inventory, $3 million of severance costs and $1 million of other exit costs. We also recognized $5 million of expense primarily related to employee costs associated with our cost reduction efforts.

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

In 2007, we resolved claims regarding alleged violations of Section 1 of the Sherman Act and recognized a charge of $46 million. In 2008, we settled and paid one remaining state court claim related to these alleged violations and released our remaining reserve of $5 million. All matters related to these alleged violations have been resolved. We recognized $10 million in litigation expense in 2007 related to alleged violations of the State of California’s on duty meal break laws. We settled three meal break cases in 2007, one in 2008, and one in 2009, all within established reserves.

Activity within our accruals for exit costs was:

	Beginning	Additions/		Cash	Year-
	of Year	Revisions		Payments	End
	(In millions)

For the Year 2009
Involuntary employee terminations	$2	$—		$(2)	$—
Demolition and environmental remediation	—	—		—	—

	$2	$—		$(2)	$—

For the Year 2008
Involuntary employee terminations	$—	$3		$(1)	$2
Demolition and environmental remediation	1	—		(1)	—

	$1	$3		$(2)	$2

For the Year 2007
Involuntary employee terminations	$1	$—		$(1)	$—
Demolition and environmental remediation	8	1	(a)	(8)	1

	$9	$1		$(9)	$1

(a)	In 2007, we revised our estimates relating to the demolition and related environmental remediation costs associated with our exit activities. We added $6 million to this accrual in 2007 by charging other operating expense and transferred $6 million to our real estate segment as part of the spin-off.

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12 —	Income Taxes

Income tax expense on income (loss) from continuing operations consist of:

	For the Year
	2009	2008	2007
	(In millions)

Current tax provision:
U.S. Federal	$(44)	$55	$(278)
Foreign, state and other	(8)	(7)	(10)

	(52)	48	(288)

Deferred tax provision:
U.S. Federal	(65)	(54)	(410)
Foreign, state and other	(8)	(1)	(55)

	(73)	(55)	(465)

Income tax expense	$(125)	$(7)	$(753)

Income taxes (paid) refunded, net	$(6)	$(271)	$3

In 2007, we recognized one-time tax benefits of $3 million resulting from changes to the State of Texas margin tax enacted in May 2007 and another $4 million related to the settlement of state tax examinations.

Income (loss) from continuing operations before taxes consist of:

	For the Year
	2009	2008	2007
	(In millions)

U.S.	$319	$(16)	$1,948
Non-U.S.	13	15	7

	$332	$(1)	$1,955

A reconciliation of income taxes at the federal statutory rate and income tax expense on continuing operations follows:

	For the Year
	2009	2008	2007

Taxes at federal statutory rate	$116	$—	$684
State, net of federal benefit	8	2	60
Foreign	4	2	—
Other	(3)	3	9

Total	$125	$7	$753

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of deferred taxes are:

	At Year-End
	2009	2008
	(In millions)

Deferred Tax Liabilities:
Property, equipment, and intangible assets	$(375)	$(361)
Deferred gain on sale of timberland	(819)	(818)
U.S. taxes on unremitted foreign earnings	(20)	(16)

	(1,214)	(1,195)

Deferred Tax Assets:
Alternative minimum tax credits	281	281
Foreign and state net operating loss carryforwards	22	24
Pension and postretirement benefits	160	116
Employee benefits	51	35
Accruals not deductible until paid	42	45
Other	29	36

Gross deferred tax assets	585	537
Less valuation allowance	(23)	(26)

	562	511

Net Deferred Tax Liability	$(652)	$(684)

The net deferred tax liability is classified on our balance sheet as follows:

	At Year-End
	2009	2008
	(In millions)

Current deferred tax assets	$69	$66
Non-current deferred tax liabilities	(721)	(750)

Net deferred tax liability	$(652)	$(684)

Our deferred taxes on timberlands and our alternative minimum tax credits primarily relate to the gain on the sale of our strategic timberland, which was deferred for income tax purposes. Our alternative minimum tax credits can be carried forward indefinitely. Our foreign and state net operating loss carryforwards and credits will expire from 2010 through 2028. A valuation allowance is provided for these foreign and state net operating loss carryforwards and credits.

We file U.S. federal income tax returns and income tax returns in various states and foreign jurisdictions. In 2009, the Internal Revenue Service opened an examination of our 2006 through 2008 income tax returns. The examination is in its preliminary stages. We are no longer subject to examination by state or foreign tax authorities for years before 2000. We have various income tax audits in process as of year-end 2009, and we do not expect that the resolution of these matters will have a significant effect on our earnings or financial position.

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of unrecognized tax benefits follows:

	For the Year
	2009	2008
	(In millions)

Balance beginning of year	$24	$26
Additions based on tax positions related to the current year	89	2
Reductions for tax positions of prior years	(5)	(1)
Settlements/collections	—	(2)
Expiration of statute of limitations	—	(1)

Balance at year-end	$108	$24

The 2009 additions to the unrecognized tax benefits include $84 million related to our tax position for alternative fuel mixture tax credits. For income tax purposes we believe the alternative fuel mixture tax credits are not taxable. Of the $108 million of unrecognized tax benefits at year-end 2009, $96 million would affect our effective tax rate if recognized. Interest accrued related to unrecognized tax benefits is included in income tax expense. Unrecognized tax benefits include approximately $2 million of accrued interest and no penalties. We do not expect material changes to our tax reserve during the next 12 months.

Note 13 —	Litigation

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

Note 14 —	Commitments and Other Contingencies

We lease manufacturing and other facilities and equipment under operating lease agreements. Future minimum rental commitments under non-cancelable operating leases having a remaining term in excess of one year are (in millions): 2010 — $41; 2011 — $32; 2012 — $24; 2013 — $18; 2014 — $10; and thereafter — $61. Total rent expense was $50 million in 2009, $53 million in 2008, and $54 million in 2007. In 2007, we recorded an impairment charge related to a long-term operating lease. This charge did not affect our continuing obligations under the lease, including paying rent and maintaining the equipment. The present value of the future payments is included on our balance sheet, of which $7 million is included in current liabilities and $45 million in other long-term liabilities at year-end 2009.

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

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in other non-operating income (expense). There is no net effect from these transactions as we are in substance both the obligor on, and the holder of, the bonds.

At year-end 2009, we had unconditional purchase obligations, principally for sawtimber, pulpwood and gypsum, aggregating $1.5 billion that will be paid over the next ten to eighteen years. This includes $1.3 billion related to fiber supply agreements for pulpwood (18 year remaining term) and sawtimber (10 year remaining term). Both of these agreements are subject to extension. These purchase obligations are valued using minimum required purchase commitments at year-end 2009 market prices; however, our actual purchases may exceed our minimum commitments and will be at the then current market prices.

In connection with our Del-Tin joint venture operation, we have guaranteed debt of $15 million at year-end 2009. Generally we would fund this guarantee for lack of specific performance by the joint venture, such as non-payment of debt.

Note 15 —	Derivative Instruments and Variable Interest Entities

We have used interest rate swap agreements in the normal course of business to mitigate the risk inherent in interest rate fluctuations by entering into contracts with major U.S. securities firms. At year-end 2009 and 2008, we did not have any interest rate swap agreements.

From time to time we use commodity derivative instruments to mitigate our exposure to changes in product pricing and manufacturing costs. These instruments cover a small portion of our volume. At year-end 2009 and 2008, we did not have any significant commodity derivative instruments.

In 1999, we entered into an agreement to lease particleboard and medium density fiberboard facilities in Mt. Jewett, Pennsylvania. The lease is for 20 years and includes fixed price purchase options in 2014 and at the end of the lease. The option prices were intended to approximate the estimated fair values of the facilities at those dates and do not represent a guarantee of the facilities’ residual values. After exhaustive efforts, we were unable to determine whether the lease is with a variable interest entity or if there is a primary beneficiary because the unrelated third-party lessor will not provide the necessary financial information. We account for the lease as an operating lease, and at year-end 2009 our financial interest was limited to our obligation to make the remaining $122 million of contractual lease payments, approximately $12 million per year. In 2007, we recorded an impairment charge related to the particleboard facility long-term operating lease. As a result, $52 million and $57 million of our future operating lease payments are included on our balance sheet at year-end 2009 and 2008.

Note 16 —	Fair Values and Fair Value Measurements of Financial Instruments

Fair value measures are classified into a three-tiered fair value hierarchy, which prioritizes the inputs used in measuring fair values as follows:

Level 1 —	Observable inputs such as quoted prices in active markets

Level 2 —	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly

Level 3 —	Unobservable inputs in which there is little or no market data, which require a reporting entity to develop its own assumptions

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets and liabilities measured at fair value are based on one or more of the following valuation techniques:

Market approach	—	Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.
Cost approach	—	Amount that would be required to replace the service capacity of an asset (replacement cost).
Income approach	—	Techniques to convert future amounts to a single present amount based on market expectations (including present-value techniques, option-pricing and excess earning models).

We elected not to use the fair value option for cash and cash equivalents, accounts receivable, other current assets, current and long-term debt, accounts payable, other current liabilities, and the financial assets and nonrecourse financial liabilities of special purpose entities. With the exception of long-term debt, the carrying amounts of these financial instruments approximate their fair values due to their short-term nature or variable interest rates.

Information about our fixed rate long-term debt that is not measured at fair value follows:

	At Year-End 2009		At Year-End 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
	(In millions)

Financial Liabilities
Fixed rate, long-term debt	$555	$580	$841	$680	Level 2 -Market approach

Decreased trading volumes in the secondary corporate bond markets in fourth quarter 2008 made it difficult to estimate the fair value of our fixed-rate, long-term debt. As a result, the year-end 2008 valuation may not have been indicative of the value of a transaction between willing market participants.

Differences between carrying value and fair value of our long-term debt are primarily due to instruments that provide fixed interest rates or contain fixed interest rate elements. Inherently, such instruments are subject to fluctuations in fair value due to subsequent movements in interest rates. At year-end 2009 and 2008, we had guaranteed joint venture obligations principally related to fixed-rate debt instruments and letters of credit totaling $15 million and $17 million, respectively. The estimated fair value of these guarantees is not significant.

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17 —	Earnings Per Share

We compute earnings per share by dividing income by weighted average shares outstanding using the following:

	For the Year
	2009	2008	2007
	(In millions)

Earnings for basic and diluted earnings per share:
Net income (loss)	$207	$(8)	$1,305
Less: Distributed and undistributed amounts allocated to participating securities	(2)	—	(25)

	205	(8)	1,280
Less: Net income attributable to noncontrolling interest of special purpose entities	(1)	—	—

Net income (loss) from continuing operations available to common shareholders	$204	$(8)	$1,280

Weighted average shares outstanding:
Weighted average shares outstanding — basic	106.9	106.7	106.0
Dilutive effect of stock options	1.1	0.7	2.1

Weighted average shares outstanding — diluted	108.0	107.4	108.1

Average common shares outstanding exclude unvested restricted shares. At year-end 2009 and 2008, 3,681,736 and 6,902,882 stock options outstanding held by our employees and 303,712 and 1,126,374 stock options outstanding held by employees of spun-off entities were not included in the computation of diluted earnings per share because they were anti-dilutive.

Certain employees of our spun-off entities participated in our employee stock option program. Following the spin-offs, these employees retained stock option rights associated with our stock. These stock options will remain a consideration in our dilutive effect of stock options until they are exercised, cancelled or expire. Information regarding options held by employees of spun-off entities follows:

	At Year End
	2009	2008
	(Shares in thousands)

Options held	557	1,126
Options exercisable	512	832
Weighted average exercise price	$18	$15
Weighted average remaining contractual term (in years)	5	6

Note 18 —	Segment Information

We have two business segments: corrugated packaging and building products. Timber and timberland is no longer an active segment as a result of the sale of our timberlands in fourth quarter 2007. Corrugated packaging manufactures linerboard and corrugating medium (collectively referred to as containerboard), that we convert into corrugated packaging and light-weight gypsum facing paper. Building products manufactures a variety of building products. Timber and timberland managed our timber resources.

We evaluate segment performance based on operating income before items not included in segments and income taxes. Items not included in segments represent items managed on a company-wide basis and include corporate general and administrative expense, share-based and long-term incentive compensation, other operating and non-operating income (expense), and interest expense. Other operating income (expense) includes gain or loss on sale of assets, asset impairments, and unusual income or expense. The accounting

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

policies of the segments are the same as those described in the accounting policy notes to the financial statements. Intersegment sales are recorded at market prices. Intersegment sales and business support expense allocations are netted in costs and expenses.

				Items Not
				Included in
	Corrugated	Building	Timber and	Segments and
	Packaging	Products	Timberland	Eliminations		Total
	(In millions)

For the year or at year-end 2009:
Revenues from external customers	$3,001	$576	$—	$—		$3,577
Depreciation and amortization	145	44	—	11		200
Equity income (loss) from joint ventures	(1)	2	—	—		1
Income (loss) from continuing operations before taxes	347	(27)	—	12	(a)	332
Total assets	2,295	545	—	2,869		5,709
Investment in joint ventures	3	26	—	—		29
Goodwill	265	129	—	—		394
Capital expenditures	107	21	—	2		130
For the year or at year-end 2008:
Revenues from external customers	$3,190	$694	$—	$—		$3,884
Depreciation and amortization	146	48	—	12		206
Equity income from joint ventures	6	1	—	—		7
Income (loss) from continuing operations before taxes	225	(40)	—	(186	)(a)	(1)
Total assets	2,366	580	—	2,923		5,869
Investment in joint ventures	3	26	—	—		29
Goodwill	265	129	—	—		394
Capital expenditures	142	17	—	5		164
For the year or at year-end 2007:
Revenues from external customers	$3,044	$806	$76	$—		$3,926
Depreciation and amortization	142	45	11	16		214
Equity income from joint ventures	4	1	—	—		5
Income from continuing operations before taxes	287	8	65	1,595	(a)	1,955
Total assets	2,301	623	—	3,018		5,942
Investment in joint ventures	11	23	—	—		34
Goodwill	236	129	—	—		365
Capital expenditures and reforestation	167	42	13	15		237

(a)	Items not included in segments consist of:

	For the Year
	2009	2008	2007
	(In millions)

General and administrative expense	$(70)	$(76)	$(100)
Share-based and long-term incentive compensation	(58)	2	(34)
Gain on sale of timberland	—	—	2,053
Other operating income (expense)	206	(29)	(188)
Other non-operating income (expense)	(1)	—	(35)
Net interest income on financial assets and nonrecourse financial liabilities of special purpose entities	(2)	(2)	10
Interest expense on debt	(63)	(81)	(111)

	$12	$(186)	$1,595

Other operating income (expense) applies to:
Corrugated packaging	$210	$4	$(64)
Building products	—	(9)	(63)
Unallocated	(4)	(24)	(61)

	$206	$(29)	$(188)

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenues and property and equipment based on geographic location were:

	For the Year
	2009	2008	2007
	(In millions)

Revenues from external customers:
United States	$3,379	$3,680	$3,739
Mexico	198	204	187

	$3,577	$3,884	$3,926

	At Year-End
	2009	2008	2007
	(In millions)

Property and equipment:
United States	$1,567	$1,635	$1,596
Mexico	28	29	36

	$1,595	$1,664	$1,632

Note 19 —	Summary of Quarterly Results of Operations (Unaudited)

Selected quarterly financial results for 2009 and 2008 follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In millions, except per share)

2009
Total revenues	$941	$906	$885	$845
Gross profit	$144	$125	$132	$84
Net income attributable to Temple-Inland Inc.(a)	$35	$66	$67	$38
Earnings per share:
Basic	$0.33	$0.62	$0.62	$0.35
Diluted	$0.33	$0.61	$0.61	$0.34

(a)	Net income attributable to Temple-Inland Inc. includes the following items:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In millions)

Other operating income (expense):
Alternative fuel mixture tax credits, net of related costs	$—	$77	$69	$67
Closure and sale of converting and production facilities and sale of non-strategic assets	(3)	(1)	(1)	—
Other charges	(1)	(1)	—	—

	$(4)	$75	$68	$67

Other non-operating income (expense):
Substitution costs	$—	$(17)	$—	$—
Gain (loss) on purchase and retirement of debt	10	8	(3)	—
Interest and other income	—	—	—	1

	$10	$(9)	$(3)	$1

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In millions, except per share)

2008
Total revenues	$944	$991	$976	$973
Gross profit	$68	$98	$85	$100
Net income (loss) attributable to Temple-Inland Inc.(a)	$(13)	$8	$3	$(6)
Earnings per share:
Basic	$(0.12)	$0.07	$0.03	$(0.06)
Diluted :	$(0.12)	$0.07	$0.03	$(0.06)

(a)	Net income (loss) attributable to Temple-Inland Inc. includes the following items:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In millions)

Other operating income (expense):
Transformation costs	$(20)	$—	$—	$—
Closures of converting and production facilities	—	—	—	(9)
Litigation	5	—	—	—
Other charges	—	—	(1)	(4)

	$(15)	$—	$(1)	$(13)

Other non-operating income (expense):
Charges related to early repayment of debt	$—	$—	$(4)	$—
Interest and other income	1	1	1	1

	$1	$1	$(3)	$1

Note 20 —	Discontinued Operations

On December 28, 2007, we spun off to our shareholders in tax-free distributions, our real estate segment and our financial services segment, which included certain real estate and minerals activities in our timber and timberland segment.

As a result, we report the assets and liabilities and results of operations of these segments as discontinued operations. Expense allocated to these discontinued operations included interest expense of $7 million and share-based compensation expense of $7 million for the year 2007.

In addition, on August 31, 2007 we sold the previously acquired chemical operations. We received cash proceeds of $1 million and recognized a pre-tax loss of $6 million on the sale. Assets of this operation were previously reported as held-for-sale.

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of earnings from our discontinued operations follows:

For the Year 2007
(In millions)

Real estate income before taxes	$41
Financial services income before taxes	138
Chemical operations and other(a)	(13)

Income from discontinued operations before taxes	166
Income tax expense	(63)

Discontinued operations	$103

(a)	Includes a $6 million charge for environmental remediation.

Note 21 —	Subsequent Events

On February 5, 2010, our Board of Directors declared a quarterly dividend of $0.11 per share payable on March 15, 2010.

We evaluated events through February 23, 2010, the date these financial statements are being filed with the Securities and Exchange Commission.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no changes in or disagreements with our independent registered public accounting firm to report.

Item 8A.	Controls and Procedures

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

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in fourth quarter 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.	Other Information

None.

PART III

Item 9.	Directors, Executive Officers and Corporate Governance

Set forth below is certain information about the members of our Board of Directors:

		Year First
		Elected to
Name	Age	the Board	Principal Occupation

Doyle R. Simons	46	2007	Chairman and Chief Executive Officer of Temple-Inland Inc.
Donald M. Carlton	72	2003	Former President and Chief Executive Officer of Radian International LLC
Cassandra C. Carr	65	2004	Senior Advisor, Public Strategies, Inc.
E. Linn Draper, Jr.	68	2004	Former Chairman, President and Chief Executive Officer of American Electric Power Company, Inc.
Larry R. Faulkner	64	2005	President of Houston Endowment Inc.
Jeffrey M. Heller	70	2004	Former Vice Chairman of Electronic Data Systems, Inc.
J. Patrick Maley, III	48	2007	President and Chief Operating Officer of Temple-Inland Inc.
W. Allen Reed	62	2000	Former Chairman of the Board of General Motors Asset Management Corporation
Richard M. Smith	64	2006	Chairman of Newsweek
Arthur Temple III	67	1983	Chairman of the Board of First Bank & Trust, East Texas and the T.L.L. Temple Foundation
R.A. (Al) Walker	53	2008	Chief Operating Officer of Anadarko Petroleum Corporation

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

Item 10.	Executive Compensation

The information required by this item is incorporated by reference from our Definitive Proxy Statement.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

Information at year-end 2009 about our compensation plans under which our Common Stock may be issued follows:

(c)
Number of Securities
	(a)	(b)	Remaining Available
	Number of Securities	Weighted-Average	for Future Issuance
	to be Issued Upon	Exercise Price of	Under Equity
	Exercise of Outstanding	Outstanding Options,	Compensation Plans
	Options, Warrants and	Warrants and	(Excluding Securities
Plan Category	Rights(1)	Rights(1)	Reflected in Column(a))(1)

Equity compensation plans approved by security holders	7,874,322	$15	None
Equity compensation plans not approved by security holders	None	None	None
Total	7,874,322	$15	None

(1)	Includes 7,874,322 options outstanding, of which 7,316,920 relate to our employees and have a weighted average term of seven years and 557,402 relate to employees of spun-off entities, Guaranty Financial Group Inc. and Forestar Group Inc., and have a weighted average term of five years. Includes 143,446 shares payable to directors for deferred fees. Includes 14,672 stock-settled restricted stock units that related to deferred bonuses and deferred vested restricted shares that could not be paid out until after retirement due to Code Section 162(m) policy.

The remaining information required by this item is incorporated by reference from our Definitive Proxy Statement.

Item 12.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from our Definitive Proxy Statement.

Item 13.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference from our Definitive Proxy Statement.

PART IV

Item 14.	Exhibits, Financial Statement Schedules

(a) Documents Filed as Part of Report.

1. Financial Statements

Our consolidated financial statements are included in Part II, Item 7 of this Annual Report on Form 10-K.

2. Financial Statement Schedules

All schedules are omitted as the required information is either inapplicable or the information is presented in our consolidated financial statements and notes thereto in Item 7 above.

(b) Exhibits

Exhibit
Number			Exhibit

3.01		—	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended June 30, 2007, and filed with the Commission on August 7, 2007)
3.02		—	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.02 to the Company’s Form 8-K dated February 5, 2010, and filed with the Commission on February 9, 2010)
4.01		—	Form of Specimen Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.03 to registration statement on Form S-8 (Reg. No. 33-27286) filed by the Company with the Commission on March 2, 1989)
4.02		—	Indenture dated as of September 1, 1986, between the Registrant and Bank of New York Trust Company, N.A. (successor to Chemical Bank), as Trustee (or Senior Notes Indenture) (incorporated by reference to Exhibit 4.01 to registration statement on Form S-1 (Reg. No. 33-8362) filed by the Company with the Commission on August 29, 1986)
4.03		—	First Supplemental Indenture to the Senior Notes Indenture, dated as of April 15, 1988, between the Company and Bank of New York Trust Company, N.A. (successor to The Chase Manhattan Bank and Chemical Bank), as Trustee (incorporated by reference to Exhibit 4.02 to registration statement on Form S-3, Registration No. 33-20431, filed with the Commission on March 2, 1988)
4.04		—	Second Supplemental Indenture to the Senior Notes Indenture, dated as of December 27, 1990, between the Company and Bank of New York Trust Company, N.A. (successor to The Chase Manhattan Bank and Chemical Bank), as Trustee (incorporated by reference to Exhibit 4.03 to Form 8-K, filed with the Commission on December 27, 1990)
4.05		—	Third Supplemental Indenture to the Senior Notes Indenture, dated as of May 9, 1991, between the Company and Bank of New York Trust Company, N.A. (successor to The Chase Manhattan Bank and Chemical Bank), as Trustee (incorporated by reference to Exhibit 4 to Form 10-Q for the quarter ended June 29, 1991, filed with the Commission on August 7, 1991)
4.06		—	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, dated February 16, 1989 (incorporated by reference to Exhibit 4.04 to the Company’s Form 10-K for the year ended December 31, 1988, and filed with the Commission on March 21, 1989)
4.07		—	Form of 7.875% Senior Notes due 2012 of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Commission on May 3, 2002)
4.08		—	Form of 6.375% Senior Notes due 2016 of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Commission on December 6, 2005)
4.09		—	Form of 6.625% Senior Notes due 2018 of the Company (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed with the Commission on December 6, 2005)
10.01		—	Credit Agreement dated July 28, 2005, with Bank of America, N.A., as administrative agent and L/C Issuer; Citibank, N.A. and The Toronto Dominion Bank, as co-syndication agents; BNP Paribas and The Bank Of Nova Scotia, as co-documentation agents; Banc of America Securities LLC and Citigroup Global Markets Inc., as joint lead arrangers and joint book managers; and the lenders party thereto (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on August 1, 2005)
10	.02*	—	Temple-Inland Inc. 1997 Stock Option Plan (incorporated by reference to the Company’s Definitive Proxy Statement in connection with the Annual Meeting of Shareholders held May 2, 1997, and filed with the Commission on March 17, 1997), as amended May 7, 1999 (incorporated by reference to the Company’s definitive proxy statement in connection with the Annual Meeting of Shareholders held May 7, 1999, and filed with the Commission on March 26, 1999)
10	.03*	—	First amendment to Temple-Inland Inc. 1997 Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 30, 2006, and filed with the Commission on November 7, 2006)
10	.04*	—	Temple-Inland Inc. 2001 Stock Incentive Plan (incorporated by reference to the Company’s definitive proxy statement in connection with the Annual Meeting of Shareholders held May 4, 2001, and filed with the Commission on March 23, 2001)
10	.05*	—	First amendment to Temple-Inland Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended September 30, 2006, and filed with the Commission on November 7, 2006)

Exhibit
Number			Exhibit

10	.06*	—	Temple-Inland Inc. 2003 Stock Incentive Plan (incorporated by reference to Appendix A of the Company’s definitive proxy statement dated March 31, 2003, and prepared in connection with the annual meeting of stockholders held May 2, 2003)
10	.07*	—	First amendment to Temple-Inland Inc. 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended September 30, 2006, and filed with the Commission on November 7, 2006)
10	.08*	—	Form of Nonqualified Stock Option Agreement issued pursuant to the Temple-Inland Inc. 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K for the year ended January 3, 2004, and filed with the Commission on February 23, 2004)
10	.09*	—	Revised Form of Restricted Stock Unit Agreement issued pursuant to the Temple-Inland Inc. 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.09 to the Company’s Form 10-K for the year ended December 31, 2005, and filed with the commission on March 8, 2006)
10	.10*	—	Revised Form of Nonqualified Stock Option Agreement for Non-Employee Directors issued pursuant to the Temple-Inland Inc. 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K for the year ended December 31, 2005, and filed with the commission on March 8, 2006)
10	.11*	—	Amendment to outstanding Temple-Inland Option Agreements and Restricted Stock Agreements (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on December 31, 2007)
10	.12*	—	Amended and restated Temple-Inland Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 31, 2007)
10	.13*	—	Amended and restated Temple-Inland Directors’ Fee Deferral Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on December 31, 2007)
10	.14*	—	Amended and Restated Temple-Inland Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.15 to the Company’s Form 10-K for the year ended January 3, 2009, and filed with the commission on February 23, 2009)
10	.15*	—	Employment Agreement between the Company and Doyle R. Simons, dated August 9, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 10, 2007)
10	.16*	—	Amendment to Employment Agreement between the Company and Doyle R. Simons, dated November 7, 2008 (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K for the year ended January 3, 2009, and filed with the commission on February 23, 2009)
10	.17*	—	Second Amendment to Employment Agreement between the Company and Doyle R. Simons, dated November 6, 2009(1)
10	.18*	—	Change in Control Agreement dated November 7, 2008, between the Company and J. Patrick Maley III (incorporated by reference to Exhibit 10.18 to the Company’s Form 10-K for the year ended January 3, 2009, and filed with the commission on February 23, 2009)
10	.19*	—	First Amendment to Change in Control Agreement between the Company and J. Patrick Maley III dated August 7, 2009(1)
10	.20*	—	Change in Control Agreement dated November 7, 2008, between the Company and Dennis J. Vesci(1)
10	.21*	—	First Amendment to Change in Control Agreement between the Company and Dennis J. Vesci dated August 7, 2009(1)
10	.22*	—	Change in Control Agreement dated November 7, 2008, between the Company and Randall D. Levy (incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K for the year ended January 3, 2009, and filed with the commission on February 23, 2009)
10	.23*	—	First Amendment to Change in Control Agreement between the Company and Randall D. Levy dated August 7, 2009(1)
10	.24*	—	Change in Control Agreement dated November 7, 2008, between the Company and Larry C. Norton (incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K for the year ended January 3, 2009, and filed with the commission on February 23, 2009)
10	.25*		First Amendment to Change in Control Agreement between the Company and Larry C. Norton dated August 7, 2009(1)

Exhibit
Number			Exhibit

10.26		—	Loan Agreement, dated December 3, 2007, by and among TIN Land Financing, LLC, Citibank, N.A., Citicorp North America, Inc., as Agent, and the other Lenders named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 4, 2007)
10.27		—	Loan Agreement, dated December 3, 2007, by and among TIN Timber Financing, LLC, Citibank, N.A., Citicorp North America, Inc., as Agent, and the other Lenders named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on December 4, 2007)
10.28		—	Pulpwood Supply Agreement, dated October 31, 2007, by and between TIN Inc. and CPT LOGCO, LLC (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2007, and filed with the Commission on February 27, 2008)(2)
10.29		—	Sawtimber Supply Agreement, dated October 31, 2007, by and between TIN Inc. and CPT LOGCO, LLC (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2007, and filed with the Commission on February 27, 2008)(2)
10	.30*	—	Temple-Inland Inc. 2008 Incentive Plan (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2007, and filed with the Commission on February 27, 2008)
10	.31*	—	Form of Nonqualified Stock Option Agreement issued pursuant to the Temple-Inland Inc. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2007, and filed with the Commission on February 27, 2008)
10	.32*	—	Form of Restricted Stock Units Agreement issued pursuant to the Temple-Inland Inc. 2008 Incentive Plan (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2007, and filed with the Commission on February 27, 2008)
10	.33*	—	Form of Restricted Units Agreement issued pursuant to the Temple-Inland Inc. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended January 3, 2009, and filed with the Commission on February 23, 2009)
10	.34*	—	Revised Form of Performance Stock Units Agreement issued pursuant to the Temple-Inland Inc. 2008 Incentive Plan(1)
10	.35*	—	Temple-Inland Inc. Bonus Plan for Tier I Level Executives (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended January 3, 2009, and filed with the Commission on February 23, 2009)
10	.36*	—	Temple-Inland Inc. 2010 Incentive Plan(1)
10	.37*	—	Temple-Inland Inc. 2010 Bonus Plan for Tier I Level Executives(1)
21		—	Subsidiaries of the Company(1)
23			Consent of Ernst & Young LLP(1)
31.1		—	Certification of Chief Executive Officer pursuant to Exchange Act rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
31.2		—	Certification of Chief Financial Officer pursuant to Exchange Act rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
32.1		—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)
32.2		—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

*	Management contract or compensatory plan or arrangement.

(1)	Filed herewith

(2)	Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission. The omissions have been indicated with asterisks (“***”), and the omitted text has been filed separately with the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Temple-Inland Inc.
(Registrant)

By:	/s/ Doyle R. Simons
Doyle R. Simons
Chairman of the Board and
Chief Executive Officer

Date: February 23, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Doyle R. Simons Doyle R. Simons	Director, Chairman of the Board, and Chief Executive Officer	February 23, 2010

/s/ Randall D. Levy Randall D. Levy	Chief Financial Officer	February 23, 2010

/s/ Troy L. Hester Troy L. Hester	Principal Accounting Officer	February 23, 2010

/s/ Donald M. Carlton Donald M. Carlton	Director	February 23, 2010

/s/ Cassandra C. Carr Cassandra C. Carr	Director	February 23, 2010

/s/ E. Linn Draper, Jr. E. Linn Draper, Jr.	Director	February 23, 2010

/s/ Larry R. Faulkner Larry R. Faulkner	Director	February 23, 2010

/s/ Jeffrey M. Heller Jeffrey M. Heller	Director	February 23, 2010

/s/ J. Patrick Maley III J. Patrick Maley III	Director	February 23, 2010

/s/ W. Allen Reed W. Allen Reed	Director	February 23, 2010

Signature	Capacity	Date

/s/ Richard M. Smith Richard M. Smith	Director	February 23, 2010

/s/ Arthur Temple III Arthur Temple III	Director	February 23, 2010

/s/ R.A. Walker R.A. Walker	Director	February 23, 2010