Form 10-Q
period 2010-04-03
TEMPLE INLAND INC
filed 2010-05-10
CIK 731939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_____________________________________

FORM 10-Q
(Mark One)
☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended _______April 3, 2010_______
OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From ____________to ____________

Commission File Number:  001-08634

Temple-Inland Inc.
(Exact name of registrant as specified in its charter)

Delaware	75-1903917
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes ☑  No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Number of common shares outstanding as of April 3, 2010
Common Stock (par value $1.00 per share)	107,577,084

Page 1 of 34	The Exhibit Index is page 28.

PART I.  FINANCIAL INFORMATION
Item 1.	Financial Statements

TEMPLE-INLAND INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)First Quarter-End 2010	Year-End 2009
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$29	$36
Trade receivables, net of allowance for doubtful accounts of $14 in 2010 and 2009	466	411
Inventories:
Work in process and finished goods	101	97
Raw materials	194	182
Supplies and other	136	134
Total inventories	431	413
Deferred tax asset	67	69
Income taxes receivable	12	13
Prepaid expenses and other	33	50
Total current assets	1,038	992
Property and Equipment
Land and buildings	684	682
Machinery and equipment	3,565	3,581
Construction in progress	52	54
Less allowances for depreciation	(2,726)	(2,722)
Total property and equipment	1,575	1,595
Financial Assets of Special Purpose Entities	2,474	2,475
Goodwill	394	394
Other Assets	252	253
TOTAL ASSETS	$5,733	$5,709

LIABILITIES
Current Liabilities
Accounts payable	$189	$186
Accrued employee compensation and benefits	80	108
Accrued interest	14	17
Accrued property taxes	8	12
Other accrued expenses	146	131
Current portion of long-term debt	––	—
Current portion of pension and postretirement benefits	17	17
Total current liabilities	454	471
Long-Term Debt	764	710
Nonrecourse Financial Liabilities of Special Purpose Entities	2,140	2,140
Deferred Tax Liability	720	721
Liability for Pension Benefits	293	285
Liability for Postretirement Benefits	104	105
Other Long-Term Liabilities	376	391
TOTAL LIABILITIES	4,851	4,823
SHAREHOLDERS’ EQUITY
Temple-Inland Inc. Shareholders’ Equity
Preferred stock — par value $1 per share: authorized 25,000,000 shares; none issued	—	—
Common stock — par value $1 per share: authorized 200,000,000 shares; issued 123,605,344 shares in 2010 and 2009, including shares held in the treasury	124	124
Additional paid-in capital	428	433
Accumulated other comprehensive loss	(247)	(256)
Retained earnings	1,084	1,099
Cost of shares held in the treasury: 16,028,260 shares in 2010 and 16,228,916 shares in 2009	(598)	(606)
Total Temple-Inland Inc. shareholders’ equity	791	794
Noncontrolling Interest of Special Purpose Entities	91	92
TOTAL SHAREHOLDERS’ EQUITY	882	886
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,733	$5,709

Please read the notes to consolidated financial statements.

TEMPLE-INLAND INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	First Quarter
	2010	2009
	(In millions, except per share)

NET REVENUES	$905	$941
COSTS AND EXPENSES
Cost of sales	(825)	(797)
Selling	(27)	(29)
General and administrative	(39)	(39)
Other operating income (expense)	(1)	(3)
	(892)	(868)
OPERATING INCOME(LOSS)	13	73
Other non-operating income	––	10
Interest income on financial assets of special purpose entities	1	12
Interest expense on nonrecourse financial liabilities of special purpose entities	(4)	(10)
Interest expense on debt	(13)	(19)
INCOME (LOSS) BEFORE TAXES	(3)	66
Income tax (expense) benefit	(2)	(30)
NET INCOME (LOSS)	(5)	36
Net (income) loss attributable to noncontrolling interest of special purpose entities	1	(1)
NET INCOME (LOSS) ATTRIBUTABLE TO TEMPLE-INLAND INC.	$(4)	$35

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	107.7	106.7
Diluted	109.2	106.7

EARNINGS (LOSS) PER SHARE
Basic	$(0.04)	$0.33
Diluted	$(0.04)	$0.33
DIVIDENDS PER SHARE OF COMMON STOCK	$0.11	$0.10

Please read the notes to consolidated financial statements.

TEMPLE-INLAND INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	First Quarter
	2010	2009
	(In millions)
CASH PROVIDED BY (USED FOR) OPERATIONS
Net income (loss)	$(4)	$35
Noncontrolling interest	(1)	1
Adjustments:
Depreciation and amortization	48	51
Asset impairment charges	8	––
Gains related to purchase and retirement of long-term debt	––	(10)
Non-cash share-based and long-term incentive compensation	6	9
Cash payment for share-based awards settled	(13)	(4)
Non-cash pension and postretirement plans	17	12
Cash contribution to pension and postretirement plans	(3)	(7)
Deferred income taxes	––	24
Other	(6)	3
Changes in:
Receivables	(53)	(28)
Inventories	(17)	18
Accounts payable and accrued expenses	1	(31)
Prepaid expenses and other	18	7
	1	80
CASH PROVIDED BY (USED FOR) INVESTING
Capital expenditures	(33)	(19)
Other	(8)	(1)
	(41)	(20)
CASH PROVIDED BY (USED FOR) FINANCING
Payments of debt	––	(57)
Borrowings under accounts receivable securitization facility, net	16	48
Borrowings under revolving credit facility, net	38	(31)
Fees related to special purpose entities and other debt	(3)	(15)
Changes in book overdrafts	(10)	(11)
Cash dividends paid to shareholders	(11)	(10)
Exercise of stock options	2	––
	32	(76)
Effect of exchange rate changes on cash and cash equivalents	1	(1)
Net decrease in cash and cash equivalents	(7)	(17)
Cash and cash equivalents at beginning of period	36	41
Cash and cash equivalents at end of period	$29	$24

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

We prepare our unaudited interim financial statements in accordance with generally accepted accounting principles and Securities and Exchange Commission requirements for interim financial statements.  As a result, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  However, in our opinion, all adjustments considered necessary for a fair presentation have been included.  These adjustments are normal recurring accruals, except as noted.  These interim operating results are not necessarily indicative of the results that may be expected for the entire year.  We have reclassified prior year’s operating cash flows and current liabilities for consistency with our 2010 classification of share-based compensation payments and related accruals.  For further information, please read the financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2010.

Note 2 – Accounting Pronouncements

Beginning January 2010, we adopted certain amendments to ASC 810, Consolidation, that revised how the primary beneficiary of a variable interest entity is determined and the frequency of assessing the need to consolidate a variable interest entity.  Adoption did not have a significant effect on our earnings or financial position.

Note 3 – Employee Benefit Plans

Defined benefit and postretirement benefit expense for first quarter consists of:

	Defined Benefits						Postretirement
	Qualified		Supplemental		Total		Benefits
	2010	2009	2010	2009	2010	2009	2010	2009
	(In millions)
Service costs – benefits earned during the period	$6	$6	$––	$––	$6	$6	$––	$––
Interest cost on projected benefit obligation	20	20	1	––	21	20	2	2
Expected return on plan assets	(19)	(20)	––	––	(19)	(20)	––	––
Amortization of prior service costs	1	1	1	1	2	2	––	––
Amortization of actuarial net loss	5	2	––	––	5	2	––	––
Defined benefit expense	$13	$9	$2	$1	$15	$10	$2	$2

We did not make any voluntary, discretionary contributions to our defined benefit plan in first quarter 2010 or first quarter 2009.

Under the recently enacted Patient Protection and Affordable Care Act, beginning in 2013, the tax deduction available for postretirement benefits will be reduced to the extent that drug expenses are reimbursed under the Medicare Part D subsidy program.  As a result, in first quarter 2010, we recognized a one-time income tax charge of $3 million.

Note 4 – Share-Based and Long-Term Incentive Compensation

We have shareholder approved share-based compensation plans that permit awards to key employees and non-employee directors in the form of cash-settled restricted or performance stock units, stock-settled restricted stock units, or options to purchase shares of our common stock.  We also have long-term incentives for key employees in the form of fixed value cash awards that vest over multiple years.  We generally grant awards annually in February, and we use treasury stock to fulfill awards settled in common stock and stock option exercises.

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Share-based and long-term incentive compensation expense consists of:

	First Quarter
	2010	2009
	(In millions)
Cash-settled restricted or performance stock units	$4	$4
Stock-settled restricted stock units	––	––
Stock options	1	3
Total share-based compensation expense	5	7
Fixed value cash awards	1	2
Total share-based and long-term incentive compensation expense	$6	$9

Share-based compensation expense for first quarter 2010 does not include any expense related to stock options and stock-settled restricted stock units granted to employees in February 2010.  These awards were approved by our board of directors and issued in February 2010 subject to shareholder approval of our 2010 Incentive Plan.  For accounting purposes, the grant date fair value is determined when all approvals have been obtained.  As a result, the value of these awards was determined on May 7, 2010, the date our shareholders approved our 2010 Incentive Plan.  Expense related to 2010 stock options and stock-settled restricted stock units will be recognized over the remaining vesting period beginning second quarter 2010.

The fair value of cash-settled restricted stock units granted to retirement-eligible employees and expensed at the date of grant was $1 million in first quarter 2010 and $2 million in first quarter 2009.

Share-based and long-term incentive compensation expense is included in:

	First Quarter
	2010	2009
	(In millions)
Cost of sales	$1	$2
General and administrative expense	5	7
Total share-based and long-term incentive compensation expense	$6	$9

Cash-settled restricted or performance stock units

Cash-settled restricted or performance stock units generally have a three-year term and vest after three years from the date of grant or the attainment of stated ROI-based performance goals, generally measured over a three-year period.

A summary of activity for first quarter 2010 follows:
	Cash-Settled Units	Weighted Average Grant Date Fair Value Per Share	Aggregate Current Value
	(In thousands)		(In millions)
Not vested beginning of the year	2,753	$ 18
Granted	599	17
Vested and settled	(512)	41
Forfeited	(4)	27
Not vested end of first quarter 2010	2,836	14	$60

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Stock-settled restricted stock units

Stock-settled restricted stock units granted in February 2010 vest after three years from the date of grant upon attainment of stated ROI-based performance goals.  There is no accelerated vesting upon retirement for these awards and cumulative dividends on these awards will be paid at the time of vesting if the stated ROI-based performance goals are met.

A summary of activity for first quarter 2010 follows:
	Stock-Settled Units	Weighted Average Grant Date Fair Value Per Share	Aggregate Current Value
	(In thousands)		(In millions)
Not vested beginning of the year	–– –	$ ––
Granted	369	20
Vested and settled	––	––
Forfeited	––	––
Not vested end of first quarter 2010	369	$ 20	$8

The grant date fair value of these awards is based on the closing market price of our stock on May 7, 2010, the date of shareholder approval of our 2010 Incentive Plan.

Stock options

A summary of activity for first quarter 2010 follows:
	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (Current value less exercise price)
	(In thousands)		(In years)	(In millions)
Outstanding beginning of the year	7,317	$ 15
Granted	629	17
Exercised	(160)	11
Forfeited	(15)	16
Outstanding end of first quarter 2010	7,771	15	7	$ 48

Exercisable end of first quarter 2010	4,741	16	6	$ 25

The grant date fair value of the 2010 awards was determined on May 7, 2010, the date of shareholder approval of our 2010 Incentive Plan.

We estimated the fair value of our options granted using the Black-Scholes-Merton option-pricing model and the following assumptions:

	First Quarter
	2010	2009
Expected dividend yield	3.2%	3.2%
Expected stock price volatility	66.6%	57.5%
Risk-free interest rate	3.2%	2.6%
Expected life of options (in years)	8	8

Weighted average estimated fair value of options granted	$ 10.23	$ 2.49

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Fixed Value Cash Awards

       Long-term incentive compensation expense is related to $18 million of fixed value cash awards that were granted to employees in February and August 2009.  These awards are not tied to our stock price.  The fixed value cash awards vest after three years and provide for accelerated vesting upon retirement, death, disability, or if there is a change in control.

Note 5 – Other Operating and Non-operating Income (Expense)

	First Quarter
	2010	2009
	(In millions)
Equity in earnings of joint ventures	$––	$1
Gain (loss) on sale or retirement of operating property and equipment	(1)	––
Facility closures	(10)	(3)
Alternative fuel mixture tax credits	10	––
Litigation and other	––	(1)
Other operating income (expense)	$(1)	$(3)

 In connection with the recently announced second phase of our box plant transformation, in first quarter 2010, we closed our Santa Fe Springs, California sheet plant and announced the closure of our Phoenix, Arizona and Evansville, Indiana box plants effective May 28, 2010.  As a result, we recognized asset impairment charges of $8 million and accrued severance costs of $2 million for about 200 employees.  The accrued severance costs will be paid in second quarter 2010.  Please read Note 10 for additional information.

 In 2009, we generated and claimed alternative fuel mixture tax credits of $228 million, of which we recognized $218 million and provided a $10 million reserve due to an uncertainty in the tax law regarding whether a portion of the alternative fuel we used would qualify for the tax credit.  In first quarter 2010, the Internal Revenue Service clarified this uncertainty allowing us to recognize all of the tax credits we claimed.  As a result, we reversed the $10 million reserve established in 2009.

 Other non-operating income in first quarter 2009 consists of a $10 million gain resulting from the purchase and retirement of $53 million of our long-term debt.

Note 6 – Comprehensive Income (Loss)

      Comprehensive income (loss) consists of:
	First Quarter
	2010	2009
	(In millions)
Net income (loss)	$(5)	$36
Other comprehensive income, net of taxes:
Foreign currency translation adjustment	4	2
Defined benefit plans	5	3
Other comprehensive income	9	5
Comprehensive income	$4	$41

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Note 7 – Earnings Per Share

Earnings per share for first quarter 2010 were based on average basic shares outstanding due to our net loss.  We compute earnings per share by dividing income by weighted average shares outstanding using the following:
	First Quarter
	2010	2009
	(In millions)
Earnings for basic and diluted earnings per share:
Net income (loss)	$(5)	$36
Less: Distributed and undistributed amounts allocated to participating securities	––	––
	(5)	36
Less: Net (income) loss attributable to noncontrolling interest of special purpose entities	1	(1)
Net income (loss) available to common shareholders	$(4)	$35
Weighted average shares outstanding:
Weighted average shares outstanding — basic	107.7	106.7
Dilutive effect of stock options	1.5	––
Weighted average shares outstanding — diluted	109.2	106.7

       At first quarter-end 2010 and 2009, 3,672,748 and 8,428,608 stock options outstanding held by our employees were not included in the computation of diluted earnings per share because they were anti-dilutive. In addition, stock options and stock-settled restricted stock units that were granted in February 2010 were not included in the computation of diluted earnings per share because these awards were subject to shareholder approval of our 2010 Incentive Plan, which was received on May 7, 2010.

       Certain employees of our entities spun off in 2007 participated in our employee stock option program.   Following the spin-offs, these employees retained stock option rights associated with our stock.   These stock options will remain a consideration in our dilutive effect of stock options until they are exercised, cancelled or expire.   Information regarding options held by employees of spun-off entities follows:
	First Quarter
	2010	2009
	(Shares in thousands)
Options held	502	1,023
Options exercisable	486	875
Weighted average exercise price	$18	$16
Weighted average remaining contractual term (in years)	5	5

At first quarter-end 2010 and 2009, 303,712 and 1,022,945 stock options outstanding held by employees of the spun off entities were not included in the computation of diluted earnings per share because they were anti-dilutive.

Note 8 – Financial Assets and Nonrecourse Financial Liabilities of Special Purpose Entities

In 2009, we arranged for the substitution of two banks issuing letters of credit securing the notes we received in connection with the 2007 sale of our timberland.  In each case, the credit ratings of the letter of credit bank had been reduced below the required minimums.  We have entered into three-year agreements with each of JP Morgan Chase Bank, National Association and Crédit Agricole Corporate and Investment Bank whereby each of these banks agrees to issue up to $1.4 billion in irrevocable letters of credit in substitution for letters of credit issued by a bank(s) whose credit ratings get reduced below the required minimums.  For each agreement, we paid an upfront fee, which will be amortized over the three-year term of the agreement, and also agreed to pay a quarterly fee on the unused commitment.

Note 9 – Segment Information

We have two business segments: corrugated packaging and building products. Corrugated packaging manufactures linerboard and corrugating medium (collectively referred to as containerboard), which we convert into corrugated packaging, and lightweight gypsum facing paper. Building products manufactures a variety of building products.

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

We evaluate performance based on operating income before items not included in segments and income taxes. Items not included in segments represent items managed on a company-wide basis and include corporate general and administrative expense, share-based and long-term incentive compensation, other operating and non-operating income (expense), and interest expense. Other operating income (expense) includes gain or loss on sale of assets, asset impairments, closure related severance costs and unusual income and expense items. The accounting policies of the segments are the same as those described in the accounting policy notes to the financial statements. Intersegment sales are recorded at market prices. Intersegment sales and shared service expense allocations are netted in costs and expenses.

	Corrugated Packaging	Building Products	Items Not Included in Segments and Eliminations		Total
For First Quarter 2010 or at First Quarter-End 2010:
(In millions)
Revenues from external customers	$ 752	$ 153	$ ––		$ 905
Depreciation and amortization	35	11	2		48
Equity income from joint ventures	––	––	––		––
Income (loss) before taxes	46	(9)	(40	)(a)	(3)
Total assets	2,333	555	2,845		5,733
Investment in equity method investees and joint ventures	3	26	––		29
Goodwill	265	129	––		394
Capital expenditures	25	4	4		33

For First Quarter 2009 or at First Quarter-End 2009:
(In millions)
Revenues from external customers	$ 790	$ 151	$ ––		$ 941
Depreciation and amortization	36	12	3		51
Equity income from joint ventures	––	1	––		1
Income (loss) before taxes	105	(2)	(37	)(a)	66
Total assets	2,345	581	2,909		5,835
Investment in equity method investees and joint ventures	3	26	––		29
Goodwill	265	129	––		394
Capital expenditures	16	3	––		19

(a) Items not included in segments consist of:
	First Quarter
	2010	2009
	(In millions)
General and administrative expense	$(18)	$(17)
Share-based and long-term incentive compensation	(6)	(9)
Other operating income (expense)	––	(4)
Other non-operating income	––	10
Net interest income (expense) on financial assets and nonrecourse financial liabilities of special purpose entities	(3)	2
Interest expense	(13)	(19)
	$(40)	$(37)

Other operating income (expense) applies to:
Corrugated packaging	$––	$(2)
Building products	––	––
Unallocated	––	(2)
	$––	$(4)

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Note 10 — Fair Values and Fair Value Measurements of Financial Instruments

Information about our fixed rate long-term debt that is not measured at fair value follows:

	At First Quarter-End 2010		At Year-End 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
	(In millions)
Financial Liabilities
Fixed rate debt	$555	$589	$555	$580	Level 2 - Market Approach

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

Note 11 – Contingencies and Other

       We are involved in various legal proceedings that arise from time to time in the ordinary course of doing business and believe that adequate reserves have been established for any probable losses.  Expenses related to litigation are included in operating income.

       In addition, in first quarter 2010 we announced the closure of our Phoenix, Arizona box plant effective May 2010.  Certain of the plant’s employees participated in a multiemployer pension plan.  Following closure of this plant, we may incur a claim for additional contributions due to the plan’s unfunded pension obligations.  At this time we are unable to predict if such a claim will be made and if so, the amount that might be claimed.

       We do not believe that the outcome of any of these matters should have a significant adverse effect on our financial position, long-term results of operations, or cash flows.

Note 12 – Subsequent Event

       On May 7, 2010, our Board of Directors declared a regular quarterly dividend of $0.11 per share payable on June 15, 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of the federal securities laws.  These forward-looking statements are identified by their use of terms and phrases such as “believe,” “anticipate,” “could,” “estimate,” “likely,” “intend,” “may,” “plan,” “expect,” and similar expressions, including references to assumptions.  These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties.  A variety of factors and uncertainties could cause our actual results to differ significantly from the results discussed in the forward-looking statements.  Factors and uncertainties that might cause such differences include, but are not limited to:
•	general economic, market or business conditions

•	the opportunities (or lack thereof) that may be presented to us and that we may pursue

•	fluctuations in costs and expenses including the costs of raw materials, purchased energy, and freight

•	changes in interest rates

•	current conditions in financial markets could adversely affect our ability to finance our operations

•	demand for new housing

•	accuracy of accounting assumptions related to impaired assets, pension and postretirement costs, contingency reserves, and income taxes

•	competitive actions by other companies

•	changes in laws or regulations

•	our ability to execute certain strategic and business improvement initiatives

•	the accuracy of certain judgments and estimates concerning the integration of acquired operations

•	other factors, many of which are beyond our control

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

Accounting Policies

Critical Accounting Estimates

In first quarter 2010, there were no changes in our critical accounting estimates from those we disclosed in our Annual Report on Form 10-K for the year 2009.

New Accounting Pronouncements

Beginning January 2010, we adopted certain amendments to ASC 810, Consolidation, which did not have a significant effect on our earnings or financial position.  Please read Note 2 to the Consolidated Financial Statements for further information.

Box Plant Transformation II

Over the past few years,  we have been focused on changing the culture in our box plant system to run converting equipment near design capacity, thereby lowering costs through improved asset utilization and improving our product mix and margins.  This effort, which we called “Box Plant Transformation” resulted in the closure of four box plants and the elimination of about 1,100 employee positions significantly lowering costs and improving margins.

In February 2010, we announced the second phase of this effort, “Box Plant Transformation II,” which is designed to further reduce our box plant system cost and to continue to improve our product mix and margins.  Box Plant Transformation II will extend over the next three years and is anticipated to result in the closure of up to 12 box plants and the elimination of as many as 900 employee positions.   The capital investment for Box Plant Transformation II is estimated to be about $250 million spread fairly evenly over the next three years, which we will likely fund from operations or borrowings under our committed credit agreements.

The initial steps in effecting Box Plant Transformation II began in first quarter 2010 when we closed one sheet plant operation and announced the closure of two more box plants effective May 2010.  As a result, we recognized non-cash asset impairment charges of $8 million and accrued severance costs of $2 million for about 200 employees.  As we continue to refine and implement Box Plant Transformation II, it is likely we will incur additional asset impairments, severance and other costs, which could be significant.

Results of Operations for First Quarter 2010 and 2009

Summary

We manage our operations through two business segments:  corrugated packaging and building products.  A summary of the results of operations by business segment follows:

	First Quarter
	2010	2009
	(In millions, except per share)
Revenues
Corrugated packaging	$752	$790
Building products	153	151
Total revenues	$905	$941
Segment operating income
Corrugated packaging	$46	$105
Building products	(9)	(2)
Total segment operating income	37	103
Items not included in segments
General and administrative expense	(18)	(17)
Share-based and long-term incentive compensation	(6)	(9)
Other operating income (expense)	––	(4)
Other non-operating income	––	10
Net interest income (expense) on financial assets and nonrecourse financial liabilities of special purpose entities	(3)	2
Interest expense on debt	(13)	(19)
Income (loss) before taxes	(3)	66
Income tax (expense) benefit	(2)	(30)
Net income (loss)	(5)	36
Net income attributable to noncontrolling interest of special purpose entities	1	(1)
Net income (loss) attributable to Temple-Inland Inc.	$(4)	$35

Average basic shares outstanding	107.7	106.7
Average diluted shares outstanding	109.2	106.7

Earnings (loss) per basic share	$(0.04)	$0.33
Earnings (loss) per diluted share	$(0.04)	$0.33

ROI, annualized	2.0%	11.2%

In first quarter 2010, significant items affecting net loss included:

•
We experienced lower prices and higher volumes, on a per week basis, for our corrugated packaging products compared with first quarter 2009.  We also experienced higher prices and lower volumes for lumber and lower prices and higher volumes for gypsum wallboard.  The positive impact on our volumes is principally due to improved economic conditions.

•	Significant increase in input costs, principally recycled fiber, more than offset our continuing initiatives to lower costs, improve asset utilization, and increase operating efficiencies.

•
Other operating income (expense) includes a $10 million charge associated with facility closures related to Box Plant Transformation II and a $10 million benefit related to alternative fuel mixture tax credits.

•	We recognized one-time income tax expense of $3 million related to the impact of the Patient Protection and Affordable Care Act on the Medicare Part D retiree drug subsidy program.

In first quarter 2009, significant items affecting net income included:

•
We experienced higher prices and lower volumes, on a per week basis, for our corrugated packaging products compared with first quarter 2008.  We also experienced higher prices for gypsum wallboard and medium density fiberboard but lower prices for lumber and lower volumes for particleboard, medium density fiberboard and lumber.  Economic conditions had a negative impact on our shipments.

•	Our manufacturing operations benefited from a decline in most key input costs and from our continuing initiatives to lower costs, improve asset utilization, and increase operating efficiencies.

•
Share-based and long-term incentive compensation increased $5 million compared with first quarter 2008, of which $4 million was due to the effect of our higher share price on our cash settled awards compared with our share price at year-end 2008.

•	We incurred $4 million of costs, of which $3 million was primarily associated with 2008 facility closures and severance related to employment reductions.

•	We recognized a gain of $10 million in connection with the purchase and retirement of $53 million of our long-term debt.

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

Corrugated Packaging

We manufacture linerboard and corrugating medium (collectively referred to as containerboard), which we convert into corrugated packaging, and lightweight gypsum facing paper.  Our corrugated packaging segment revenues are principally derived from the sale of corrugated packaging products and, to a lesser degree, from the sale of containerboard and lightweight gypsum facing paper (collectively referred to as paperboard).

A summary of our corrugated packaging results follows:
	First Quarter
	2010	2009
	(Dollars in millions)
Revenues	$752	$790
Costs and expenses	(706)	(685)
Segment operating income	$46	$105

Segment ROI	9.1%	19.9%

 Fluctuations in corrugated packaging pricing (which includes freight and is net of discounts) and shipments are set forth below:

First Quarter 2010 versus First Quarter 2009
Increase/(Decrease)
Corrugated packaging
Average prices	(8)%
Shipments, average week	4%
Industry shipments, average week (a)	2%

Paperboard
Average prices	3%
Shipments, in thousand tons	2

(a)	Source: Fibre Box Association

Compared with fourth quarter 2009, average corrugated packaging prices were up slightly and total shipments were up six percent, due in part to additional shipping days, while average paperboard prices were up 12 percent and shipments were up 2,000 tons.  We expect to benefit in second quarter 2010 from improving box demand, higher box prices, easing input costs and box plant transformation.

Costs and expenses in first quarter 2010 were up three percent compared with first quarter 2009, and up seven percent compared with fourth quarter 2009.  These increased costs were primarily the result of higher prices for wood fiber, recycled fiber, energy, and freight.

Fluctuations in our significant cost and expense components included:
First Quarter 2010 versus First Quarter 2009
Increase/(Decrease) (In millions)
Wood fiber	$9
Recycled fiber	53
Energy, principally natural gas	3
Freight	5
Chemicals	(4)
Depreciation	(1)

The costs of our outside purchases of wood, pulp, and recycled fiber; energy; freight; and chemicals fluctuate based on the market prices we pay for these commodities.  It is likely that these costs will continue to fluctuate for the remainder of 2010.

Information about our converting facilities and mills follows:
	First Quarter
	2010	2009
Number of converting facilities (at quarter-end)	62 (a)	63
Corrugated packaging shipments, in thousand tons	846	829
Paperboard production, in thousand tons	993	955
Percent containerboard production used internally	93%	93%
Percent of total fiber requirements sourced from recycled fiber	44%	44%

(a) Includes Phoenix, Arizona and Evansville, Indiana converting facilities which are expected to be closed in second quarter 2010.

Building Products

We manufacture lumber, gypsum wallboard, particleboard, medium density fiberboard (MDF), and fiberboard. Our building products segment revenues are principally derived from sales of these products. We also own a 50 percent interest in Del-Tin Fiber LLC, a joint venture that produces MDF at a facility in El Dorado, Arkansas.

A summary of our building products results follows:
	First Quarter
	2010	2009
	(Dollars in millions)
Revenues	$153	$151
Costs and expenses	(162)	(153)
Segment operating income (loss)	$(9)	$(2)

Segment ROI	(7.2)%	(1.5)%

Fluctuations in product pricing (which includes freight and is net of discounts) and shipments are set forth below:
First Quarter 2010 versus First Quarter 2009
Increase/(Decrease)
Lumber:
Average prices	29%
Shipments	(16)%
Gypsum wallboard:
Average prices	(19)%
Shipments	8%
Particleboard:
Average prices	(7)%
Shipments	––%
MDF:
Average prices	––%
Shipments	3%

Compared with fourth quarter 2009, average prices were up 24 percent for lumber, up one percent for particleboard, up two percent for MDF, and down three percent for gypsum wallboard.  Shipments were down three percent for lumber, up 26 percent for particleboard, up 25 percent for MDF, and up five percent for gypsum wallboard.  We expect to benefit in second quarter 2010 from improved pricing and demand for our building products.

Costs and expenses in first quarter 2010 were up six percent compared with first quarter 2009.  We indefinitely shut down our lumber mill in Buna, Texas in late second quarter 2009.  After adjusting for this shut down, costs and expenses were up 10 percent in first quarter 2010 compared with first quarter 2009.

Fluctuations in our significant cost and expense components included:
First Quarter 2010 versus First Quarter 2009
Increase/(Decrease) (In millions)
Wood fiber	$(2)
Energy, principally natural gas	––
Freight	2
Chemicals	1

 The costs of our outside purchases of fiber, energy, freight, and chemicals fluctuate based on the market prices we pay for these commodities.  It is likely that these costs will continue to fluctuate for the remainder of 2010.

Information about our converting and manufacturing facilities follows:
	First Quarter
	2010	2009
Number of converting and manufacturing facilities (at quarter-end)	16	16
Operating rates for:
Lumber	61%	71%
Gypsum wallboard	57%	55%
Particleboard	59%	62%
MDF	77%	97%

The number of converting and manufacturing facilities and the operating rates include our lumber mill in Buna, Texas, which was indefinitely shut down in second quarter 2009.  The low average operating rates in first quarter 2010 resulted from the curtailment of production to match demand for our products.

Items Not Included In Segments

Items not included in segments are income and expenses that are managed on a company-wide basis and include corporate general and administrative expense, share-based and long-term incentive compensation, other operating and non-operating income (expense), and interest income and expense.

The decrease in share-based and long-term incentive compensation expense was principally due to not recognizing any expense related to the February 2010 options and stock-settled restricted stock units that were subject to shareholder approval, which was received on May 7, 2010.  First quarter 2010 expense was also reduced by the effect of a lower share price for awards that settled in first quarter 2010 compared with our share price at year-end 2009.  Please read Note 4 to the Consolidated Financial Statements for further information.

Other operating income (expense) not included in business segments includes a charge of $10 million for asset impairments and severance costs and a benefit $10 million related to alternative fuel mixture tax credits.

In connection with our recently announced Box Plant Transformation II program, in first quarter 2010, we closed our Santa Fe Springs, California sheet plant and announced the closure of our Phoenix, Arizona and Evansville, Indiana box plants effective May 28, 2010.  As a result, we recognized non-cash asset impairment charges of $8 million and accrued severance costs of $2 million for about 200 employees.  The accrued severance costs will be paid in second quarter 2010.  As we continue to implement Box Plant Transformation II we will incur additional asset impairments, severance and other costs, which could be significant.

In 2009, we generated and claimed alternative fuel mixture tax credits of $228 million of which we recognized $218 million and provided a $10 million reserve due to an uncertainty in the tax law regarding whether a portion of the alternative fuel we used would qualify for the tax credit.  In first quarter 2010, the Internal Revenue Service clarified this uncertainty allowing us to recognize all of the tax credits we claimed.  As a result, we reversed the $10 million reserve established in 2009.

Other non-operating income for first quarter 2009 consists of a gain of $10 million resulting from the purchase and retirement of $53 million of our long-term debt.

Net interest income on financial assets and nonrecourse liabilities of special purpose entities relates to the activities of the special purpose entities created to effect the sale of our timberland in October 2007 and their subsequent nonrecourse borrowings in December 2007.  At first quarter-end 2010 and 2009, the interest rate on our financial assets was 0.29 percent and 1.21 percent and the interest rate on our nonrecourse financial liabilities was 0.77 percent and 1.32 percent.  These interest rates are variable and are based on different indices and, therefore, may not always reflect the same spread.

The change in interest expense on debt in first quarter 2010 compared with first quarter 2009 was primarily due to lower levels of debt outstanding.

Income Taxes

Excluding the one-time income tax charge of $3 million due to the elimination of the tax deduction for drug expenses reimbursed under the Medicare Part D subsidy program, our effective tax rate was 36 percent in first quarter 2010.  Our effective tax rate was 46 percent in first quarter 2009.  Differences between the effective tax rate and the statutory rate are due to state income taxes, nondeductible items, deferred taxes on unremitted foreign income, and the domestic production activities deduction.

Average Shares Outstanding

The increase in average diluted shares outstanding was due to the increase in the dilutive effect of stock options as a result of our higher share price.  However, due to our net loss, we used weighted average basic common shares outstanding to compute our first quarter 2010 loss per share.

Capital Resources and Liquidity for First Quarter 2010

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
	First Quarter
	2010	2009
	(In millions)
Cash received from:
Operations	$52	$114
Working capital	(51)	(34)
Cash received from (used for) operations	1	80
Borrowing, net	54	––
Exercise of options	2	––
Total sources	57	80

Cash used to:
Reduce borrowings, net	––	(40)
Pay fees related to special purpose entities and other debt	(3)	(15)
Return to shareholders through dividends	(11)	(10)
Reinvest in the business through:
Capital expenditures	(33)	(19)
Joint ventures and other	(18)	(12)
Total uses	(65)	(96)
Effect of exchange rate changes on cash and cash equivalents	1	(1)
Change in cash and cash equivalents	$(7)	$(17)

Our first quarter 2010 operating cash flows decreased when compared with first quarter 2009, primarily due to lower earnings, higher cash payments for share-based awards and increased working capital needs, which was partially offset by receipt of $14 million of alternative fuel mixture credits that were accrued at year-end 2009.

We issued 200,656 net shares of common stock in first quarter 2010 and none in first quarter 2009 to employees exercising options. We paid cash dividends to shareholders of $0.11 per share in first quarter 2010 and $0.10 per share in first quarter 2009.  On May 7, 2010, our Board of Directors declared a regular quarterly dividend of $0.11 per share payable on June 15, 2010.

Capital expenditures are expected to approximate $200 million to $210 million in 2010 a significant portion of which is related to Box Plant Transformation II.

Liquidity

Credit Agreements

  Our sources of short-term funding are our operating cash flows and borrowings under our committed credit agreements and accounts receivable securitization facility. At first quarter-end 2010, we had a total of $836 million in unused borrowing capacity under our committed credit agreements and accounts receivable securitization facility.

	Committed Credit Agreements	Accounts Receivable Securitization Facility	Total
	(In millions)
Committed	$825	$250	$1,075
Less: Borrowings and letters of credit	(71)	(168)	(239)
Unused borrowing capacity at first quarter-end 2010	$754	$82	$836

       Our committed credit agreements total $825 million and include a $750 million revolving credit facility that expires in July 2011 and other committed credit agreements that mature from 2010 to 2012.  At first quarter-end 2010, we had $30 million of letters of credit usage against our revolving credit facility and $41 million of borrowings outstanding against our other committed credit agreements.

       Our accounts receivable securitization facility expires in 2012.  At first quarter-end 2010, our borrowing base, which is determined by the level of our trade receivables, was $250 million, the maximum committed amount of the facility.

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

Financial Assets and Nonrecourse Financial Liabilities of Special Purpose Entities

In 2009, we arranged for the substitution of two banks issuing letters of credit securing the notes we received in connection with the 2007 sale of our timberland.  In each case, the credit ratings of the letter of credit bank had been reduced below the required minimums.  We have entered into three-year agreements with each of JP Morgan Chase Bank, National Association and Crédit Agricole Corporate and Investment Bank whereby each of these banks agrees to issue up to $1.4 billion in irrevocable letters of credit in substitution for letters of credit issued by a bank(s) whose credit ratings get reduced below the required minimums.  For each agreement, we paid an upfront fee, which will be amortized over the three-year term of the agreement, and also agreed to pay a quarterly fee on the unused committment.

Off-Balance Sheet Arrangements

At first quarter-end 2010, there were no significant changes in off-balance sheet arrangements from that disclosed in our Annual Report on Form 10-K for the year 2009.

Pension, Postretirement Medical and Health Care Matters

Due to credit balances we have accumulated from our voluntary, discretionary contributions in prior years, we have no funding requirement under ERISA in 2010.  We made no voluntary, discretionary contributions to our defined benefit pension plan in first quarter 2010.  However, we anticipate making a $30 million voluntary, discretionary contribution to our pension plan in the remainder of 2010.

The Patient Protection and Affordable Care Act was passed in first quarter 2010.  As a result, we recognized a one-time tax charge of $3 million due to elimination of the tax deduction for our expenses reimbursed under the Medicare Part D subsidy program.  The Patient Protection and Affordable Care Act will affect the health care benefits we offer to substantially all of our employees.  We are studying the provisions of this legislation and are awaiting the issuance of implementing regulations.  As a result, at this time, we are unable to determine the specific effects this legislation will have on the health care benefits we provide to our employees and any related financial impact.

Energy

Energy costs were $82 million in first quarter 2010 compared with $78 million in first quarter 2009.  Our energy costs fluctuate based on the market prices we pay for these commodities and on the amount and mix of the types of fuel we may use.  We continue to reduce our dependency on natural gas.  We hedge very little of our energy needs.  It is likely that these costs will continue to fluctuate for the remainder of 2010.

Litigation, Contingencies, and Related Matters

We are involved in various legal proceedings that arise from time to time in the ordinary course of doing business, and we believe that adequate reserves have been established for any probable losses.  Since we filed our Annual Report on Form 10-K for the year 2009, there have been no material developments in pending legal proceedings other than as disclosed in Part II, Item 1 of this report.

In first quarter 2010 we announced the closure of our Phoenix, Arizona box plant effective May 2010.  Certain of the plant’s employees participated in a multiemployer pension plan.  Following closure of this plant, we may incur a claim for additional contributions due to the plan’s unfunded pension obligations.  At this time we are unable to predict if such a claim will be made and if so, the amount that might be claimed.

We do not believe that the outcome of any of these matters should have a material adverse effect on our financial position or long-term results of operations or cash flows.

Calculation of Non-GAAP Financial Measure
	Consolidated	Corrugated Packaging	Building Products

First Quarter 2010	(Dollars in Millions)
Return:
Segment operating income determined in accordance with GAAP	$37	$46	$(9)
Items not included in segments:
General and administrative expense	(18)	N/A	N/A
Share-based and long-term incentive compensation	(6)	N/A	N/A
	$13	$46	$(9)

Investment:
Beginning of year total assets or segment assets determined in accordance with GAAP	$5,709	$2,295	$545
Adjustments:
Current liabilities (excluding current portion of long-term debt)	(471)	(276)	(44)
Financial assets of special purpose entities	(2,475)	N/A	N/A
Municipal bonds related to capital leases included in other assets	(188)	N/A	N/A
	$2,575	$2,019	$501

ROI, annualized	2.0%	9.1%	(7.2)%

First Quarter 2009
Return:
Segment operating income determined in accordance with GAAP	$103	$105	$(2)
Items not included in segments:
General and administrative expense	(17)	N/A	N/A
Share-based and long-term incentive compensation	(9)	N/A	N/A
	$77	$105	$(2)

Investment:
Beginning of year total assets or segment assets determined in accordance with GAAP	$5,869	$2,366	$580
Adjustments:
Current liabilities (excluding current portion of long-term debt)	(445)	(257)	(45)
Financial assets of special purpose entities	(2,474)	N/A	N/A
Municipal bonds related to capital leases included in other assets	(188)	N/A	N/A
	$2,762	$2,109	$535

ROI, annualized	11.2%	19.9%	(1.5)%

ROI, annualized is not necessarily indicative of the ROI that may be expected for the entire year.

STATISTICAL AND OTHER DATA

Revenues and unit sales, excluding joint venture operations, follows:
	First Quarter
	2010	2009
Revenues	(Dollars in millions)
Corrugated Packaging
Corrugated packaging	$711	$751
Paperboard (a)	41	39
	$752	$790

Building Products
Lumber	$50	$46
Gypsum wallboard	33	38
Particleboard	36	38
Medium density fiberboard	18	18
Fiberboard	7	3
Other	9	8
	$153	$151

Unit sales
Corrugated Packaging
Corrugated packaging, thousands of tons	846	829
Paperboard, thousands of tons (a)	91	89
	937	918

Building Products
Lumber, million board feet	158	188
Gypsum wallboard, million square feet	306	283
Particleboard, million square feet	107	107
Medium density fiberboard, million square feet	35	34
Fiberboard, million square feet	34	17

_____________
(a)	Paperboard includes containerboard and light-weight gypsum facing paper.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

       Our variable-rate debt was $209 million at first quarter-end 2010 and $155 million at year-end 2009.  A one percent change in interest rates would change our annual interest expense on variable-rate debt by $2 million.

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

The following table illustrates the estimated effect on our pre-tax income of immediate, parallel, and sustained shifts in interest rates for the next 12 months at first quarter-end 2010 on our variable-rate debt and our net financial assets and nonrecourse financial liabilities of special purpose entities, with comparative year-end 2009 information.

	Increase (Decrease)
	First Quarter-End 2010			Year-End 2009
	Variable Rate Debt	Special Purpose Entities - Net	Total	Variable Rate Debt	Special Purpose Entities - Net	Total
	(In millions)
Change in Interest Rates
+2%	$ (4)	$ 5	$ 1	$ (3)	$ 5	$ 2
+1%	(2)	3	1	(2)	3	1
-1%	2	N/A	2	2	N/A	2
-2%	N/A	N/A	N/A	N/A	N/A	N/A

Due to the current low interest rate environment, at first quarter-end 2010, the down 1 percent interest rate scenario is not applicable to our net financial assets and nonrecourse financial liabilities of special purpose entities and the down 2 percent interest rate scenario is not applicable to our variable-rate, long-term debt and to our net financial assets and nonrecourse financial liabilities of special purpose entities.

Foreign Currency Risk

In first quarter 2010, there were no significant changes in foreign currency risk from that disclosed in our Annual Report on Form 10-K for the year 2009.

Commodity Price Risk

In first quarter 2010, there were no significant changes in commodity price risk from that disclosed in our Annual Report on Form 10-K for the year 2009.

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

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

Since we filed our Annual Report on Form 10-K for the year 2009, there have been no material developments in pending legal proceedings.

Item 1A.	Risk Factors

There are no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (a)
Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
Month 1 (1/1/2010 – 1/31/2010)	––		$ ––	––	6,650,000
Month 2 (2/1/2010 – 2/29/2010)	912	(b)	$ 17.89	––	6,650,000
Month 3 (3/1/2010 – 3/31/2010)	215	(b)	$ 21.53	––	6,650,000
Total	1,127		$ 18.59	––
_________
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
(b) Represents shares purchased from employees to pay taxes related to the vesting of restricted shares.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibits.

31.1	–	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	–	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	–	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	–	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEMPLE-INLAND INC. (Registrant)
Dated: May 10, 2010	By:	/s/ Randall D. Levy
Name: Randall D. Levy
Title: Chief Financial Officer

	By:	/s/ Troy L. Hester
Name: Troy L. Hester
Title: Corporate Controller and Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Description	Page No.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	29
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	33
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	34