Form 10-Q
period 2010-07-03
TEMPLE INLAND INC
filed 2010-08-09
CIK 731939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_____________________________________

FORM 10-Q
(Mark One)
☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended July 3, 2010
OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From ________________ to _____________________

Commission File Number:  001-08634

Temple-Inland Inc.
(Exact name of registrant as specified in its charter)

Delaware	75-1903917
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1300 MoPac Expressway South, 3rd Floor, Austin, Texas 78746
(Address of Principal Executive Offices, including Zip code)

(512) 434-5800
(Registrant's telephone number, including area code)

Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑  Yes☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☑  Yes☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes ☑  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Number of common shares outstanding as of July 3, 2010
Common Stock (par value $1.00 per share)	107,767,236

Page 1 of 219	The Exhibit Index is page 33.

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

TEMPLE-INLAND INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	(Unaudited) Second Quarter-End 2010	Year-End 2009
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$48	$36
Trade receivables, net of allowance for doubtful accounts of $15 in 2010 and $14 in 2009	470	411
Inventories:
Work in process and finished goods	106	97
Raw materials	184	182
Supplies and other	137	134
Total inventories	427	413
Deferred tax asset	70	69
Income taxes receivable	10	13
Prepaid expenses and other	35	50
Total current assets	1,060	992
Property and Equipment
Land and buildings	679	682
Machinery and equipment	3,587	3,581
Construction in progress	69	54
Less allowances for depreciation	(2,756)	(2,722)
Total property and equipment	1,579	1,595
Financial Assets of Special Purpose Entities	2,474	2,475
Goodwill	394	394
Other Assets	254	253
TOTAL ASSETS	$5,761	$5,709
LIABILITIES
Current Liabilities
Accounts payable	$212	$186
Accrued employee compensation and benefits	84	108
Accrued interest	17	17
Accrued property taxes	13	12
Other accrued expenses	137	131
Current portion of long-term debt	—	—
Current portion of pension and postretirement benefits	17	17
Total current liabilities	480	471
Long-Term Debt	745	710
Nonrecourse Financial Liabilities of Special Purpose Entities	2,140	2,140
Deferred Tax Liability	730	721
Liability for Pension Benefits	284	285
Liability for Postretirement Benefits	103	105
Other Long-Term Liabilities	379	391
TOTAL LIABILITIES	4,861	4,823
SHAREHOLDERS’ EQUITY
Temple-Inland Inc. Shareholders’ Equity
Preferred stock — par value $1 per share: authorized 25,000,000 shares; none issued	—	—
Common stock — par value $1 per share: authorized 200,000,000 shares; issued 123,605,344 shares in 2010 and 2009, including shares held in the treasury	124	124
Additional paid-in capital	427	433
Accumulated other comprehensive loss	(243)	(256)
Retained earnings	1,092	1,099
Cost of shares held in the treasury: 15,838,108 shares in 2010 and 16,228,916 shares in 2009	(591)	(606)
Total Temple-Inland Inc. shareholders’ equity	809	794
Noncontrolling Interest of Special Purpose Entities	91	92
TOTAL SHAREHOLDERS’ EQUITY	900	886
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,761	$5,709

Please read the notes to consolidated financial statements.

TEMPLE-INLAND INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Second Quarter		First Six Months
	2010	2009	2010	2009
	(Dollars in millions, except per share)

NET REVENUES	$976	$906	$1,881	$1,847
COSTS AND EXPENSES
Cost of sales	(853)	(781)	(1,678)	(1,578)
Selling	(28)	(27)	(55)	(56)
General and administrative	(45)	(48)	(84)	(87)
Other operating income (expense)	(1)	78	(2)	75
	(927)	(778)	(1,819)	(1,646)
OPERATING INCOME	49	128	62	201
Other non-operating income (expense)	––	(9)	––	1
Interest income on financial assets of special purpose entities	1	7	2	19
Interest expense on nonrecourse financial liabilities of special purpose entities	(5)	(8)	(9)	(18)
Interest expense on debt	(13)	(17)	(26)	(36)
INCOME BEFORE TAXES	32	101	29	167
Income tax expense	(12)	(35)	(14)	(65)
NET INCOME	20	66	15	102
Net (income) loss attributable to noncontrolling interest of special purpose entities	––	––	1	(1)
NET INCOME ATTRIBUTABLE TO TEMPLE-INLAND INC.	$20	$66	$16	$101

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	107.9	106.7	107.8	106.7
Diluted	109.7	107.8	109.5	107.2

EARNINGS PER SHARE
Basic	$0.19	$0.62	$0.15	$0.95
Diluted	$0.18	$0.61	$0.15	$0.94
DIVIDENDS PER SHARE	$0.11	$0.10	$0.22	$0.20

Please read the notes to consolidated financial statements.

TEMPLE-INLAND INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	First Six Months
	2010	2009
	(In millions)
CASH PROVIDED BY (USED FOR) OPERATIONS
Net income	$15	$102
Adjustments:
Depreciation and amortization	96	101
Asset impairment charges	8	––
Gains related to purchase and retirement of long-term debt	––	(18)
Write-off of fees related to special purpose entities	––	17
Non-cash share-based and long-term incentive compensation	14	26
Cash payment for share-based awards settled	(17)	(4)
Non-cash pension and postretirement expense	36	24
Cash contribution to pension and postretirement plans	(23)	(25)
Deferred income taxes	3	39
Other	(5)	2
Changes in:
Receivables	(57)	(40)
Inventories	(13)	48
Accounts payable and accrued expenses	19	(24)
Prepaid expenses and other	18	4
	94	252
CASH PROVIDED BY (USED FOR) INVESTING
Capital expenditures	(85)	(52)
Sale of non-strategic assets and operations	2	4
Other	(2)	(12)
	(85)	(60)
CASH PROVIDED BY (USED FOR) FINANCING
Payments of debt	––	(149)
Borrowings under accounts receivable securitization facility, net	35	44
Borrowings under revolving credit facility, net	––	(43)
Fees related to revolving credit facility	(6)	––
Fees related to special purpose entities	(4)	(19)
Changes in book overdrafts	(4)	(15)
Cash dividends paid to shareholders	(23)	(21)
Exercise of stock options	4	––
	2	(203)
Effect of exchange rate changes on cash and cash equivalents	1	1
Net increase (decrease) in cash and cash equivalents	12	(10)
Cash and cash equivalents at beginning of period	36	41
Cash and cash equivalents at end of period	$48	$31

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

We prepare our unaudited interim financial statements in accordance with generally accepted accounting principles and Securities and Exchange Commission requirements for interim financial statements.  As a result, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  However, in our opinion, all adjustments considered necessary for a fair presentation have been included.  These adjustments are normal recurring accruals, except as noted.  These interim operating results are not necessarily indicative of the results that may be expected for the entire year.  We have reclassified prior year’s operating cash flows and current liabilities for consistency with our 2010 classification of share-based compensation payments and related accruals.  For further information, please read the financial statements included in our Annual Report on Form 10-K for the year 2009.

Note 2 – Accounting Pronouncements

Beginning January 2010, we adopted certain amendments to Accounting Standards Codification (ASC) 810, Consolidation, that revised how the primary beneficiary of a variable interest entity is determined and the frequency of assessing the need to consolidate a variable interest entity.  Adoption did not have a significant effect on our earnings or financial position.

Note 3 – Employee Benefit Plans

Defined benefit and postretirement benefit expense consists of:

	Defined Benefits						Postretirement Benefits
	Qualified		Supplemental		Total
	2010	2009	2010	2009	2010	2009	2010	2009
Second Quarter:	(In millions)
Service costs – benefits earned during the period	$6	$5	$1	$1	$7	$6	$1	$1
Interest cost on projected benefit obligation	20	20	––	1	20	21	1	1
Expected return on plan assets	(18)	(19)	––	––	(18)	(19)	––	––
Amortization of prior service costs	––	––	––	––	––	––	(1)	(1)
Amortization of actuarial net loss	5	3	1	––	6	3	––	––
Benefit expense	$13	$9	$2	$2	$15	$11	$1	$1

First Six Months:
Service costs – benefits earned during the period	$12	$11	$1	$1	$13	$12	$1	$1
Interest cost on projected benefit obligation	40	40	1	1	41	41	3	3
Expected return on plan assets	(37)	(39)	––	––	(37)	(39)	––	––
Amortization of prior service costs	1	1	1	1	2	2	(1)	(1)
Amortization of actuarial net loss	10	5	1	––	11	5	––	––
Benefit expense	$26	$18	$4	$3	$30	$21	$3	$3

In addition, in 2010 we recognized $3 million of expense related to lump-sum payments of supplemental benefits.  We made $15 million in voluntary, discretionary contributions to our qualified defined benefit plan in first six months 2010 and 2009.

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

Share-based and long-term incentive compensation expense consists of:

	Second Quarter		First Six Months
	2010	2009	2010	2009
	(In millions)
Cash-settled restricted or performance stock units	$3	$15	$7	$19
Stock-settled restricted stock units	1	––	1	––
Stock options	3	1	4	4
Total share-based compensation expense	7	16	12	23
Fixed value cash awards	1	1	2	3
Total share-based and long-term incentive compensation expense	$8	$17	$14	$26

The fair value of share-based compensation awards granted to retirement eligible employees and expensed at the date of grant was $3 million in first six months 2010 and $2 million in first six months 2009.

Share-based and long-term incentive compensation expense is included in:

	Second Quarter		First Six Months
	2010	2009	2010	2009
	(In millions)
Cost of sales	$1	$1	$2	$3
Selling	1	2	1	2
General and administrative	6	14	11	21
Total share-based and long-term incentive compensation expense	$8	$17	$14	$26

Cash-settled restricted or performance stock units

Cash-settled restricted or performance stock units generally have a three-year term and vest after three years from the date of grant or the attainment of stated ROI based performance goals, generally measured over a three-year period.

A summary of activity for first six months 2010 follows:
	Cash-Settled Units	Weighted Average Grant Date Fair Value Per Share	Aggregate Current Value
	(In thousands)		(In millions)
Not vested beginning of year	2,753	$18
Granted	599	17
Vested and settled	(639)	43
Forfeited	(5)	24
Not vested end of second quarter 2010	2,708	12	$54

Unrecognized share-based compensation expense related to non-vested cash-settled restricted or performance stock units was $26 million at second quarter-end 2010 share price of $20 per share.  We expect to recognize this cost over a weighted average period of two years.  The fair value of awards to be settled in cash was $30 million at

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

second quarter-end 2010, of which $13 million is included in accrued employee compensation and benefits and $17 million in long-term liabilities.  The fair value of awards settled in cash in first six months 2010 was $16 million.

Stock-settled restricted stock units

Stock-settled restricted stock units granted in February 2010 vest after three years from the date of grant upon attainment of stated ROI-based performance goals.  There is no accelerated vesting upon retirement for these awards and cumulative dividends on these awards will be paid at the time of vesting if the stated ROI-based performance goals are met.

A summary of activity for first six months 2010 follows:
	Stock-Settled Units	Weighted Average Grant Date Fair Value Per Share	Aggregate Current Value
	(In thousands)		(In millions)
Not vested beginning of year	––	$––
Granted	369	20
Vested and settled	––	––
Forfeited	––	––
Not vested end of second quarter 2010	369	$20	$7

Unrecognized share-based compensation expense related to non-vested stock-settled restricted stock units was $7 million at second quarter-end 2010.  We expect to recognize this cost over a weighted average period of three years.

Stock options

Stock options have a ten-year term, generally become exercisable ratably over four years and provide for accelerated or continued vesting upon retirement, death, disability, or if there is a change in control.

A summary of activity for first six months 2010 follows:
	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (Current value less exercise price)
	(In thousands)		(In years)	(In millions)
Outstanding beginning of year	7,317	$15
Granted	629	17
Exercised	(289)	12
Forfeited	(23)	18
Outstanding end of second quarter 2010	7,634	15	7	$39

Exercisable end of second quarter 2010	4,749	16	6	$21

Unrecognized share-based compensation expense related to non-vested stock options awards was $8 million at second quarter-end 2010.  We expect to recognize this cost over a weighted average period of three years.

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

 We estimated the fair value of our options using the Black-Scholes-Merton option-pricing model and the following assumptions:

	First Six Months
	2010	2009
Expected dividend yield	3.2%	3.2%
Expected stock price volatility	66.6%	57.5%
Risk-free interest rate	3.2%	2.6%
Expected life of options (in years)	8	8

Weighted average estimated fair value of options at grant date	$ 10.23	$ 2.49

Fixed Value Cash Awards

Long-term incentive compensation expense is related to $18 million of fixed value cash awards that were granted to employees in February and August 2009.  These awards are not tied to our stock price.  The fixed value cash awards generally vest over periods from three to six years and provide for accelerated or continued vesting upon retirement, death, disability, or if there is a change of control.

Unrecognized long-term incentive compensation expense related to fixed value cash awards was $11 million at second quarter-end 2010.  We expect to recognize this cost over a weighted average period of three years.

Note 5 – Other Operating and Non-operating Income (Expense)

	Second Quarter		First Six Months
	2010	2009	2010	2009
	(In millions)
Other Operating Income (Expense):
Equity in earnings of joint ventures	$2	$1	$2	$2
Gain (loss) on sale or retirement of operating property and equipment	(1)	2	(2)	2
Facility closures	(2)	(1)	(12)	(4)
Alternative fuel mixture credits, net of costs	––	77	10	77
Litigation and other	––	(1)	––	(2)
Other operating income (expense)	$(1)	$78	$(2)	$75

Other Non-operating Income (Expense):
Substitution costs	$––	$(17)	$––	$(17)
Gain on purchase and retirement of debt	––	8	––	18
Interest income	––	––	––	––
Other non-operating income (expense)	$––	$(9)	$––	$1

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

In connection with the second phase of our box plant transformation, in first six months 2010, we closed our Santa Fe Springs, California sheet plant and our Phoenix, Arizona and Evansville, Indiana box plants.  As a result, in first six months 2010, we recognized asset impairment charges of $8 million, severance and other employee costs of $2 million, and other closure costs of $2 million.  Activity for first six months 2010 within our accruals for exit costs, which is primarily composed of accrued severance and other employee costs, follows:

First Six Months 2010
(In millions)
Beginning of period	$––
Additions	2
Cash payments	(2)
End of period	$––

In 2009, we generated and claimed alternative fuel mixture tax credits of $228 million, of which we recognized $218 million and provided a $10 million reserve due to an uncertainty in the tax law regarding whether a portion of the alternative fuel we used would qualify for the tax credit.  In first quarter 2010, the Internal Revenue Service clarified this uncertainty allowing us to recognize all of the tax credits we claimed.  As a result, our first six months 2010 other operating income (expense) includes the reversal of a $10 million reserve established in 2009.

Other non-operating income in first six months 2009 consists of substitution costs of $17 million related to the replacement of an issuer of irrevocable letters of credit securing the notes we received in connection with the 2007 sale of our timberland and a gain of $18 million resulting from the purchase and retirement of $154 million of our long-term debt.

Note 6 – Earnings per Share

We computed earnings per share by dividing income by weighted average shares outstanding using the following:
	Second Quarter		First Six Months
	2010	2009	2010	2009
	(In millions)
Earnings for basic and diluted earnings per share:
Net income	$20	$66	$15	$102
Less: Distributed and undistributed amounts allocated to participating securities	––	––	––	––
	20	66	15	102
Less: Net (income) loss attributable to noncontrolling interest of special purpose entities	––	––	1	(1)
Net income available to common shareholders	$20	$66	$16	$101
Weighted average shares outstanding:
Weighted average shares outstanding - basic	107.9	106.7	107.8	106.7
Dilutive effect of stock options	1.8	1.1	1.7	0.5
Weighted average shares outstanding - diluted	109.7	107.8	109.5	107.2

At second quarter-end 2010 and 2009, we did not include 649,290 and 4,947,297 stock options outstanding held by our employees in computing diluted earnings per share because they were anti-dilutive.

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Certain employees of entities spun off in 2007 participated in our employee stock option program.  Following the spin-offs, these employees retained stock option rights associated with our stock.  These stock options will remain a consideration in our dilutive effect of stock options until they are exercised, cancelled or expire.  Information regarding options held by employees of spun-off entities follows:

	Second Quarter-End
	2010	2009
	(Shares in thousands)
Options held	451	996
Options exercisable	436	850
Weighted average exercise price	$19	$16
Weighted average remaining contractual term (in years)	5	5

At second quarter-end 2010 and 2009, we did not include 159,990 and 722,233 stock options outstanding held by employees of spun off entities in computing diluted earnings per share because they were anti-dilutive.

Note 7 – Financial Assets and Nonrecourse Financial Liabilities of Special Purpose Entities

In 2009, we arranged for the substitution of two banks issuing letters of credit securing the notes we received in connection with the 2007 sale of our timberland.  In each case, the credit ratings of the letter of credit bank had been reduced below the required minimums.  In first six months 2010, we entered into two separate three-year agreements, one with JP Morgan Chase Bank, National Association and one with Crédit Agricole Corporate and Investment Bank whereby each of these banks agrees to issue up to $1.4 billion in irrevocable letters of credit in substitution for letters of credit issued by a bank(s) whose credit ratings get reduced below the required minimums.  For each agreement, we paid an upfront fee, which is being amortized over the three-year term of the agreement, and also agreed to pay a quarterly fee on the unused commitment.  The aggregate expense related to the amortization of the upfront fees and the quarterly fees for both agreements is about $1 million per quarter.

Note 8 – Long-Term Debt

At second quarter-end 2010, our long-term debt was $745 million, which included $25 million of borrowings under committed credit agreements and $165 million of borrowings under our accounts receivable securitization facility, which expires in October 2012.

On June 25, 2010 we replaced our existing $750 million revolving credit facility, which would have matured in July 2011, with a new credit facility that matures on June 25, 2014.  The new credit facility provides for a $600 million unsecured revolving line of credit with a $100 million sublimit for the issuance of letters of credit.  At second quarter-end 2010, we had $16 million of letters of credit usage against this new revolving credit facility.

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Note 9 – Shareholders’ Equity

A summary of changes in total shareholders’ equity follows:

	First Six Months
	2010			2009
	Temple-Inland Inc. Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity	Temple-Inland Inc. Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity
	(In millions)
Beginning of year	$794	$92	$886	$686	$91	$777
Comprehensive income, net of tax:
Net income (loss)	16	(1)	15	101	1	102
Defined benefit plans	10	––	10	4	––	4
Foreign currency translation adjustment	3	––	3	3	––	3
Total Comprehensive Income			28			109
Dividends paid on common stock — ($0.22 per share in 2010 and $0.20 per share in 2009)	(23)	––	(23)	(21)	––	(21)
Share-based compensation, net of distributions	9	––	9	3	––	3
Balance at second quarter-end	$809	$91	$900	$776	$92	$868

Comprehensive income was $24 million for second quarter 2010 and $68 million for second quarter 2009.  We issued 390,808 and 1,959 shares of common stock in first six months 2010 and 2009 to employees exercising options and for vesting of share-settled units.

Note 10 – Segment Information

We have two business segments: corrugated packaging and building products.  Corrugated packaging manufactures linerboard and corrugating medium (collectively referred to as containerboard), which we convert into corrugated packaging, and lightweight gypsum facing paper.  Building products manufactures a variety of building products.

We evaluate performance based on operating income before items not included in segments and income taxes.  Items not included in segments represent items managed on a company-wide basis and include corporate general and administrative expense, share-based and long-term incentive compensation, other operating and non-operating income (expense), and interest income and expense.  Other operating income (expense) includes gain or loss on sale of assets, asset impairments, closure related severance costs, and unusual income and expense items.  The accounting policies of the segments are the same as those described in the accounting policy notes to the financial statements.  Intersegment sales are recorded at market prices.  Intersegment sales and shared service expense allocations are netted in costs and expenses.

	Corrugated Packaging	Building Products	Items Not Included in Segments and Eliminations		Total
	(In millions)
Second Quarter 2010:
Revenues from external customers	$786	$190	$––		$976
Depreciation and amortization	35	10	3		48
Equity income from joint ventures	––	2	––		2
Income (loss) before taxes	63	15	(46	) (a)	32
Capital expenditures	48	4	––		52

First Six Months 2010 or at Second Quarter-End 2010:
Revenues from external customers	$1,538	$343	$––		$1,881
Depreciation and amortization	70	21	5		96
Equity income from joint ventures	––	2	––		2
Income (loss) before taxes	109	6	(86	)(a)	29
Total assets	2,336	554	2,871		5,761
Investment in equity method investees and joint ventures	3	25	––		28
Goodwill	265	129	––		394
Capital expenditures	73	8	4		85

Second Quarter 2009:
Revenues from external customers	$762	$144	$––		$906
Depreciation and amortization	37	11	2		50
Equity income from joint ventures	––	1	––		1
Income (loss) before taxes	91	(3)	13	(a)	101
Capital expenditures	26	6	1		33

First Six Months 2009 or at Second Quarter-End 2009:
Revenues from external customers	$1,552	$295	$––		$1,847
Depreciation and amortization	73	23	5		101
Equity income from joint ventures	––	2	––		2
Income (loss) before taxes	196	(5)	(24	) (a)	167
Total assets	2,321	578	2,903		5,802
Investment in equity method investees and joint ventures	3	27	––		30
Goodwill	265	129	––		394
Capital expenditures	42	9	1		52

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

(a) Items not included in segments consist of:

	Second Quarter		First Six Months
	2010	2009	2010	2009
	(In millions)
General and administrative expense	$(19)	$(18)	$(37)	$(35)
Share-based and long-term incentive compensation	(8)	(17)	(14)	(26)
Other operating income (expense)	(2)	75	(2)	71
Other non-operating income (expense)	––	(9)	––	1
Net interest income (expense) on financial assets and nonrecourse financial liabilities of special purpose entities	(4)	(1)	(7)	1
Interest expense on debt	(13)	(17)	(26)	(36)
	$(46)	$13	$(86)	$(24)

Other operating income (expense) applies to:
Corrugated packaging	$(2)	$76	$(2)	$74
Building products	––	––	––	––
Unallocated	––	(1)	––	(3)
	$(2)	$75	$(2)	$71

Note 11 — Fair Values and Fair Value Measurements of Financial Instruments

Information about our fixed rate long-term debt that is not measured at fair value follows:

	At Second Quarter-End 2010		At Year-End 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
	(In millions)
Financial Liabilities
Fixed rate, long-term debt	$555	$581	$555	$580	Level 2 - Market Approach

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

Note 12 – Contingencies and Other

We are involved in various legal proceedings that arise from time to time in the ordinary course of doing business and believe that adequate reserves have been established for any probable losses.  Expenses related to litigation are included in operating income.

In addition, in first six months 2010 we closed our Phoenix, Arizona box plant.  Certain of the plant’s employees participated in a multi-employer pension plan.  We may incur a claim for additional contributions due to the plan’s unfunded pension obligations.  At this time we are unable to predict if such a claim will be made and if so, the amount that might be claimed.

We do not believe that the outcome of any of these matters should have a significant adverse effect on our financial position, long-term results of operations, or cash flows.

Note 13 – Subsequent Event

On August 6, 2010, our Board of Directors declared a regular quarterly dividend of $0.11 per share payable on September 15, 2010.

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

Accounting Policies

Critical Accounting Estimates

In first six months 2010, there were no changes in our critical accounting estimates from those we disclosed in our Annual Report on Form 10-K for the year 2009.

New Accounting Pronouncements

Beginning January 2010, we adopted certain amendments to Accounting Standards Codification (ASC) 810, Consolidation, which did not have a significant effect on our earnings or financial position.  Please read Note 2 to the Consolidated Financial Statements for further information.

Box Plant Transformation II

Over the past few years, we have been focused on changing the culture in our box plant system to run converting equipment near design capacity, thereby lowering costs through improved asset utilization.  This effort, which we called “Box Plant Transformation” resulted in the closure of four box plants and the elimination of about 1,100 employee positions significantly lowering costs and improving margins.

In February 2010, we announced the second phase of this effort, “Box Plant Transformation II,” which is designed to further reduce our box plant system cost.  Box Plant Transformation II will extend over the next three years and is anticipated to result in the closure of up to 12 box plants and the elimination of as many as 900 employee positions.   The capital investment for Box Plant Transformation II is estimated to be about $250 million spread fairly evenly over the next three years, which we will likely fund from operations or borrowings under our committed credit agreements.

The initial steps in effecting Box Plant Transformation II began in first six months 2010 when we closed one sheet plant and two box plants.  As a result, in first six months 2010, we recognized non-cash asset impairment charges of $8 million, severance and other employee costs of $2 million for about 200 employees, and other closure costs of $2 million.  As we continue to refine and implement Box Plant Transformation II, it is likely we will incur additional asset impairments, severance and other costs, which could be significant.

Results of Operations for Second Quarter and First Six Months 2010 and 2009

Summary

We manage our operations through two business segments: corrugated packaging and building products.  A summary of the results of operations by business segment follows:

	Second Quarter		First Six Months
	2010	2009	2010	2009
	(In millions, except per share)
Revenues
Corrugated packaging	$786	$762	$1,538	$1,552
Building products	190	144	343	295
Total revenues	$976	$906	$1,881	$1,847
Segment operating income
Corrugated packaging	$63	$91	$109	$196
Building products	15	(3)	6	(5)
Total segment operating income	78	88	115	191
Items not included in segments
General and administrative expense	(19)	(18)	(37)	(35)
Share-based and long-term incentive compensation	(8)	(17)	(14)	(26)
Other operating income (expense)	(2)	75	(2)	71
Other non-operating income (expense)	––	(9)	––	1
Net interest income (expense) on financial assets and nonrecourse financial liabilities of special purpose entities	(4)	(1)	(7)	1
Interest expense on debt	(13)	(17)	(26)	(36)
Income before taxes	32	101	29	167
Income tax expense	(12)	(35)	(14)	(65)
Net income	20	66	15	102
Net (income) loss attributable to noncontrolling interest of special purpose entities	––	––	1	(1)
Net income (loss) attributable to Temple-Inland Inc.	$20	$66	$16	$101

Average basic shares outstanding	107.9	106.7	107.8	106.7
Average diluted shares outstanding	109.7	107.8	109.5	107.2

Earnings per basic share	$0.19	$0.62	$0.15	$0.95
Earnings per diluted share	$0.18	$0.61	$0.15	$0.94

ROI, annualized			5.0%	9.4%

In first six months 2010, significant items affecting net income included:

•
Corrugated packaging experienced lower prices and flat volumes on an average week basis compared with first six months 2009.  Building products experienced higher prices for lumber and MDF and lower prices for gypsum wallboard and particleboard, while volumes were up for gypsum wallboard, particleboard and MDF and down slightly for lumber.

•
Significant increase in input costs, principally recycled fiber, wood fiber and freight costs, more than offset our continuing initiatives to lower costs, improve asset utilization, and increase operating efficiencies.

•
Other operating income (expense) includes a $12 million charge associated with facility closures related to Box Plant Transformation II and a $10 million benefit related to alternative fuel mixture tax credits.

•
Share-based and long-term incentive compensation decreased $12 million compared with first six months 2009 primarily due to the impact of fluctuating share prices on our cash-settled awards at the end of each reporting period when compared with prior year-end share prices.

•	We recognized one-time income tax expense of $3 million related to the impact of the Patient Protection and Affordable Care Act on the Medicare Part D retiree drug subsidy program.

In first six months 2009, significant items affecting net income included:

•	Corrugated packaging experienced higher prices and lower volumes compared with first six months of 2008. Building products experienced lower prices and volumes for most of its products.

•	Most key input costs declined compared with first six months 2008 and we benefited from our continuing initiatives to lower costs, improve asset utilization, and increase operating efficiencies.

•
Share-based and long-term incentive compensation increased $20 million compared with first six months 2008 primarily due to the increase in our share price during the period on our cash-settled awards.

•
We recognized other operating income of $77 million related to alternative fuel mixture tax credits, net of related costs, and incurred $6 million of other operating expense primarily associated with 2008 facility closures and severance related to headcount reductions.

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

Corrugated Packaging

We manufacture linerboard and corrugating medium (collectively referred to as containerboard) that we convert into corrugated packaging, and lightweight gypsum facing paper.  Our corrugated packaging segment revenues are principally derived from the sale of corrugated packaging products and, to a lesser degree, from the sale of containerboard and lightweight gypsum facing paper (collectively referred to as paperboard).

A summary of our corrugated packaging results follows:

	Second Quarter		First Six Months
	2010	2009	2010	2009
	(Dollars in millions)
Revenues	$786	$762	$1,538	$1,552
Costs and expenses	(723)	(671)	(1,429)	(1,356)
Segment operating income	$63	$91	$109	$196

Segment ROI			10.8%	18.6%

Although we benefited in second quarter 2010 from improving box prices and box plant transformation, these benefits were offset by higher costs associated with unscheduled and extended mill outages and the need to make additional outside purchases of containerboard and incur additional freight costs due to already low inventory levels.

Fluctuations in corrugated packaging pricing (which includes freight and is net of discounts) and shipments are set forth below:

	Second Quarter 2010 versus Second Quarter 2009	First Six Months 2010 versus First Six Months 2009
	Increase/(Decrease)
Corrugated packaging
Average prices	2%	(3)%
Shipments, average week	(3)%	––
Industry shipments, average week(a)	5%	3%

Paperboard
Average prices	25%	14%
Shipments, in thousand tons	9	11
_____________
(a) Source: Fibre Box Association

The decline in average week box shipments in second quarter 2010 compared with 2009 was primarily due to our strategic decision to exit some low-margin business, consistent with our strategic initiative to improve our mix and margins.

Compared with first quarter 2010, average corrugated packaging prices were up five percent, and average shipments were down one percent.  For the same period, average paperboard prices were up 14 percent and shipments were up 4,000 tons.  We recently notified our customers of a $60 per ton increase in the price of linerboard effective August 2010.

Costs and expenses were up five percent in first six months 2010 when compared with first six months 2009, and up two percent compared with first quarter 2010.  These increased costs were primarily the result of higher prices for wood fiber, recycled fiber, energy, and freight and the impact of the mill outages discussed earlier.

Fluctuations in our significant cost and expense components included:

	Second Quarter 2010 versus Second Quarter 2009	First Six Months 2010 versus First Six Months 2009
	Increase/(Decrease) (In millions)
Wood fiber	$13	$23
Recycled fiber	44	97
Energy, principally natural gas	4	7
Freight	11	16
Chemicals	––	(4)
Depreciation	(2)	(3)

The costs of wood, pulp and recycled fiber; energy; freight; and chemicals fluctuate based on the market prices we pay for these commodities.  It is likely that these costs will continue to fluctuate for the remainder of 2010.

Information about our converting facilities and mills follows:

	Second Quarter		First Six Months
	2010	2009	2010	2009
Number of converting facilities (at quarter-end)	60	63	60	63
Corrugated packaging shipments, in thousand tons	838	836	1,684	1,665
Paperboard production, in thousand tons	994	960	1,987	1,915
Percent containerboard production used internally	92%	93%	93%	93%
Percent total fiber requirements sourced from recycled fiber	41%	45%	43%	45%

       Please read Box Plant Transformation II for further information about first six months 2010 facilities closures and $12 million of related costs that are not included in segment results.

Building Products

We manufacture lumber, gypsum wallboard, particleboard, medium density fiberboard (MDF), and fiberboard. Our building products segment revenues are principally derived from sales of these products.  We also own a 50 percent interest in Del-Tin Fiber LLC, a joint venture that produces MDF at a facility in El Dorado, Arkansas.

A summary of our building products results follows:

	Second Quarter		First Six Months
	2010	2009	2010	2009
	(Dollars in millions)
Revenues	$190	$144	$343	$295
Costs and expenses	(175)	(147)	(337)	(300)
Segment operating income (loss)	$15	$(3)	$6	$(5)

Segment ROI			2.4%	(1.9)%

Fluctuations in product pricing (which includes freight and is net of discounts) and shipments are set forth below:
	Second Quarter 2010 versus Second Quarter 2009	First Six Months 2010 versus First Six Months 2009
	Increase/(Decrease)
Lumber:
Average prices	42%	37%
Shipments	11%	(2)%
Gypsum wallboard:
Average prices	(3)%	(11)%
Shipments	26%	17%
Particleboard:
Average prices	1%	(3)%
Shipments	11%	5%
MDF:
Average prices	13%	6%
Shipments	16%	9%

As we moved into second quarter 2010, we experienced a rally in demand and pricing for our building products.  Compared with first quarter 2010, average prices were up ten percent for lumber, up four percent for particleboard, up ten percent for MDF, and up 13 percent for gypsum wallboard.  Shipments were up 30 percent for lumber, up three percent for particleboard, up three percent for MDF, and up seven percent for gypsum wallboard.  As we move into the third quarter, housing activity has stalled, and July 2010 lumber prices are down about 25 percent compared with second quarter 2010 averages.

Costs and expenses were up 12 percent in first six months 2010 compared with first six months 2009, and up eight percent compared with first quarter 2010.  The increase in costs is primarily attributable to higher operating rates for gypsum wallboard and particleboard and an increase in input costs.  In addition, first six months 2010 costs included $3 million of pension expense associated with lump-sum payments for employees who retired in second quarter 2010.  First six months 2009 costs include a $3 million gain from a sale in lieu of condemnation of land near our lumber mill in Rome, Georgia and costs of about $1 million related to an indefinite shutdown of our lumber mill in Buna, Texas.

Fluctuations in our significant cost and expense components included:

	Second Quarter 2010 versus Second Quarter 2009	First Six Months 2010 versus First Six Months 2009
	Increase/(Decrease) (In millions)
Wood fiber	$10	$8
Energy, principally natural gas	1	2
Chemicals	3	4
Freight	6	7

  The costs of our fiber, energy, chemicals, and freight fluctuate based on the market prices we pay for these commodities.  It is likely that these costs will continue to fluctuate for the remainder of 2010.

Information about our converting and manufacturing facilities follows:

	Second Quarter		First Six Months
	2010	2009	2010	2009
Number of converting and manufacturing facilities (at quarter-end)	16	16	16	16
Operating rates for:
Lumber	76%	63%	68%	71%
Gypsum wallboard	63%	51%	60%	53%
Particleboard	68%	62%	64%	62%
MDF	96%	93%	88%	95%

The number of converting and manufacturing facilities and the operating rates include our lumber mill in Buna, Texas, which was indefinitely shutdown in second quarter 2009. Although we increased our average operating rates in second quarter 2010 to match demand, we are still experiencing slower economic growth, and we may curtail our production to match demand for our products.

Items Not Included in Segments

Items not included in segments are income and expenses that are managed on a company-wide basis and include corporate general and administrative expense, share-based and long-term incentive compensation, other operating and non-operating income (expense), and interest income and expense.

The change in share-based and long-term incentive compensation for first six months 2010 compared with 2009 is principally due to the impact on our cash-settled awards of fluctuating share prices at the end of each reporting period when compared with prior year-end share prices.  Please read Note 4 to the Consolidated Financial Statements for further information.

Other operating income (expense) not included in business segments for first six months 2010 includes a charge of $12 million related to asset impairments, severance costs, and other closure related costs associated with our Box Plant Transformation II program and a benefit of $10 million related to alternative fuel mixture tax credits.

Please read Box Plant Transformation II for further information about first six months 2010 facilities closures and related costs.  As we continue to implement Box Plant Transformation II we will incur additional asset impairments, severance and other costs, which could be significant.

In 2009, we generated and claimed alternative fuel mixture tax credits of $228 million of which we recognized $218 million and provided a $10 million reserve due to an uncertainty in the tax law regarding whether a portion of the alternative fuel we used would qualify for the tax credit.  In first quarter 2010, the Internal Revenue Service clarified this uncertainty allowing us to recognize all of the tax credits we claimed.  As a result, in first six months 2010, we reversed the $10 million reserve established in 2009.

 Other non-operating income (expense) for first six months 2009 includes costs of $17 million associated with the replacement of SunTrust Bank as an issuer of irrevocable letters of credit securing the notes we received in connection with the sale of our timberland in 2007.  The $17 million consists of $15 million in fees that we paid in connection with the issuance of the SunTrust letters of credit, which were being amortized over the life of the letters of credit, and $2 million in other fees associated with terminating the transaction with SunTrust.  Other non-operating income (expense) also includes gains of $18 million in connection with the purchase and retirement of $154 million of our long-term debt.

Net interest income on financial assets and nonrecourse liabilities of special purpose entities includes fees associated with arrangements to issue substitute letters of credit.  These amounts relate to the activities of the special purpose entities created to effect the sale of our timberland in 2007 and their subsequent nonrecourse borrowings in December 2007.  At second quarter-end 2010 and 2009, the interest rate on our financial assets was 0.38 percent and 1.08 percent and the interest rate on our nonrecourse financial liabilities was 0.92 percent and 1.23 percent.  These interest rates are variable and are based on different indices and, therefore, may not always reflect the same spread.

The change in interest expense in first six months 2010 compared with first six months 2009 was primarily due to lower levels of debt outstanding.

Income Taxes

Excluding the one-time income tax charge of $3 million due to the elimination of the tax deduction for drug expenses reimbursed under the Medicare Part D subsidy program, our effective tax rate was 38 percent in second quarter 2010 and 37 percent in first six months 2010.  Our effective tax rate was 35 percent in second quarter 2009 and 39 percent in first six months 2009.  Differences between the effective tax rate and the statutory rate are due to state income taxes, nondeductible items, and deferred taxes on unremitted foreign income, and the domestic production activities deduction.

In a memo dated June 28, 2010, the Internal Revenue Service provided clarification to the effect that black liquor, a by-product of the paper making process, produced and used as a fuel in 2009 by a registered producer qualifies for the $1.01 per gallon taxable, non-refundable cellulosic biofuel producer credit.  This credit may be used to offset federal income taxes payable, subject to certain limitations.  The memo also clarifies that cellulosic biofuel produced before registration may be claimed and that a producer may not claim both the cellulosic biofuel producer credit and the alternative fuel mixture tax credit for the same volume of black liquor.

Previously, we claimed and recognized $228 million of alternative fuel mixture tax credits related to black liquor produced and used from late March 2009 through year-end 2009.

We have filed an application to be registered as a producer of cellulosic biofuel and expect to be approved in third quarter 2010.  Our objective is to maximize the present value of these credits.

Average Shares Outstanding

The increase in average diluted shares outstanding in second quarter 2010 and first six months 2010, was due to the increase in the dilutive effect of stock options as a result of our higher share price.

Capital Resources and Liquidity for First Six Months 2010

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

	First Six Months
	2010		2009
	(In millions)
Cash received from:
Operations	127	(a)	264	(a)(b)
Working capital	(33	)(c)	(12)
Cash from operations	94		252
Sale of non-strategic assets and other	2		4
Exercise of stock options	4		––
Borrowings, net	35		––
Total sources	135		256

Cash used to:
Reduce borrowings, net	––		(148)
Return to shareholders through dividends	(23)		(21)
Reinvest in the business through:
Capital expenditures	(85)		(52)
Joint ventures and other	(16)		(46)
Total uses	(124)		(267)
Effect of exchange rate changes on cash and cash equivalents	1		1
Change in cash and cash equivalents	$12		$(10)
_____________
(a) Includes $15 million of voluntary, discretionary contributions to our qualified defined benefit plan.
(b) Includes $63 million of alternative fuel mixture credits, net of related costs and tax payments.
(c) Includes $14 million of alternative fuel mixture credits that were accrued at year-end 2009.

Our cash from operations in first six months 2010 decreased compared with first six months 2009, primarily due to lower earnings, higher cash payments for share-based awards and increased working capital needs, which was partially offset by receipt of $14 million of alternative fuel mixture credits that were accrued at year-end 2009.

We issued 390,808 and 1,959 shares of common stock in first six months 2010 and 2009 to employees exercising options and for vesting of share-settled units.  We paid cash dividends to shareholders of $0.22 per share in first six months 2010 and $0.20 per share in first six months 2009.  On August 6, 2010, our Board of Directors declared a regular dividend of $0.11 per share payable on September 15, 2010.

Capital expenditures are expected to approximate $230 million to $240 million in 2010, a significant portion of which is related to Box Plant Transformation II.  We have increased our anticipated 2010 capital expenditures by about $30 million due to the acceleration of Box Plant Transformation II activities.  The total estimated capital investment for Box Plant Transformation II remains unchanged.

Liquidity

Credit Agreements

Our sources of short-term funding are our operating cash flows and borrowings under our credit agreements and accounts receivable securitization facility. At second quarter-end 2010, we had $718 million of unused borrowing capacity under our committed credit agreements and accounts receivable securitization facility.

	Committed Credit Agreements	Accounts Receivable Securitization Facility	Total
	(In millions)
Committed	$675	$250	$925
Less: Borrowings and commitments	(42)	(165)	(207)
Unused borrowing capacity at second quarter-end 2010	$633	$85	$718

On June 25, 2010 we replaced our existing $750 million revolving credit facility, which would have matured in July 2011, with a new credit facility that matures on June 25, 2014.  The new credit facility provides for a $600 million unsecured revolving line of credit with a $100 million sublimit for the issuance of letters of credit.  The remaining $75 million of our other committed credit agreements mature from 2010 to 2012.  At second quarter-end 2010, we had $16 million of letter of credit usage against our new credit facility and $25 million of borrowings outstanding and $1 million of letter of credit usage against our other committed credit agreements.

Our accounts receivable securitization facility expires in 2012.  At second quarter-end 2010, our borrowing base for this facility, which is determined by the level of our trade receivables, was $250 million, the maximum committed amount of the facility.

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

Financial Assets and Nonrecourse Financial Liabilities of Special Purpose Entities

In 2009, we arranged for the substitution of two banks issuing letters of credit securing the notes we received in connection with the 2007 sale of our timberland.  In each case, the credit ratings of the letter of credit bank had been reduced below the required minimums.  In first six months 2010, we entered into two separate three-year agreements, one with JP Morgan Chase Bank, National Association and one with Crédit Agricole Corporate and Investment Bank, whereby each of these banks agrees to issue up to $1.4 billion in irrevocable letters of credit in substitution for letters of credit issued by a bank(s) whose credit ratings get reduced below the required minimums.  For each agreement, we paid an upfront fee, which is being amortized over the three-year term of the agreement, and also agreed to pay a quarterly fee on the unused commitment.  The aggregate expense related to the amortization of the upfront fees and the quarterly fees is about $1 million per quarter.

Off-Balance Sheet Arrangements

At second quarter-end 2010, there were no significant changes in off-balance sheet arrangements from that disclosed in our Annual Report on Form 10-K for the year 2009.

Pension and Postretirement Matters

Due to credit balances we have accumulated from our voluntary, discretionary contributions in prior years, we have no funding requirement under ERISA in 2010.  We made $15 million in voluntary, discretionary contributions to our qualified defined benefit pension plan in first six months 2010.  We anticipate making another $15 million voluntary, discretionary contribution to our pension plan in last six months 2010.

The Patient Protection and Affordable Care Act was enacted in first quarter 2010.  As a result, our tax expense in first six months 2010 includes a one-time tax charge of $3 million due to elimination of the tax deduction for our expenses reimbursed under the Medicare Part D subsidy program.  The Patient Protection and Affordable Care Act will affect the health care benefits we offer to substantially all of our employees.  We are studying the provisions of this legislation and are awaiting the issuance of implementing regulations.  As a result, at this time, we are unable to determine the specific effects this legislation will have on the health care benefits we provide to our employees and any related financial impact.

Energy

Energy costs were $152 million in first six months 2010 compared with $143 million in first six months 2009.  Our energy costs fluctuate based on the market prices we pay for these commodities and on the amount and mix of fuels we may use.  We continue to reduce our dependency on natural gas.  We hedge very little of our energy needs.  It is likely that these costs will continue to fluctuate for the remainder of 2010.

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

In first six months 2010 we closed our Phoenix, Arizona box plant.  Certain of the plant’s employees participated in a multi-employer pension plan.  We may incur a claim for additional contributions due to the plan’s unfunded pension obligations.  At this time we are unable to predict if such a claim will be made and if so, the amount that might be claimed.

We do not believe that the outcome of any of these matters should have a material adverse effect on our financial position or long-term results of operations or cash flows.

Calculation of Non-GAAP Financial Measure

	Consolidated	Corrugated Packaging	Building Products
	(Dollars in millions)
First Six Months 2010
Return:
Segment operating income determined in accordance with GAAP	$115	$109	$6
Items not included in segments:
General and administrative expense	(37)	N/A	N/A
Share-based and long-term incentive compensation	(14)	N/A	N/A
	$64	$109	$6

Investment:
Beginning of year total assets or segment assets determined in accordance with GAAP	$5,709	$2,295	$545
Adjustments:
Current liabilities (excluding current portion of long-term debt)	(471)	(276)	(44)
Financial assets of special purpose entities	(2,475)	N/A	N/A
Municipal bonds related to capital leases included in other assets	(188)	N/A	N/A
	$2,575	$2,019	$501

ROI, annualized	5.0%	10.8%	2.4%

First Six Months 2009
Return:
Segment operating income determined in accordance with GAAP	$191	$196	$(5)
Items not included in segments:
General and administrative expense	(35)	N/A	N/A
Share-based and long-term incentive compensation	(26)	N/A	N/A
	$130	$196	$(5)

Investment:
Beginning of year total assets or segment assets determined in accordance with GAAP	$5,869	$2,366	$580
Adjustments:
Current liabilities (excluding current portion of long-term debt)	(445)	(257)	(45)
Financial assets of special purpose entities	(2,474)	N/A	N/A
Municipal bonds related to capital leases included in other assets	(188)	N/A	N/A
	$2,762	$2,109	$535

ROI, annualized	9.4%	18.6%	(1.9)%

ROI annualized is not necessarily indicative of the ROI that may be expected for the entire year.

STATISTICAL AND OTHER DATA

Revenues and unit sales, excluding joint venture operations, follows:

	Second Quarter		First Six Months
	2010	2009	2010	2009
	(Dollars in millions)
Revenues
Corrugated Packaging
Corrugated Packaging	$738	$727	$1,449	$1,478
Paperboard (a)	48	35	89	74
	$786	$762	$1,538	$1,552

Building Products
Lumber	$71	$45	$121	$91
Gypsum wallboard	40	33	73	71
Particleboard	38	35	74	73
Medium density fiberboard	21	15	39	33
Fiberboard	9	7	16	10
Other	11	9	20	17
	$190	$144	$343	$295

Unit sales
Corrugated Packaging
Corrugated packaging, thousands of tons	838	836	1,684	1,665
Paperboard, thousands of tons (a)	95	86	186	175
	933	922	1,870	1,840

Building Products
Lumber, million board feet	205	184	363	372
Gypsum wallboard, million square feet	326	259	632	542
Particleboard, million square feet	110	99	217	206
Medium density fiberboard, million square feet	36	31	71	65
Fiberboard, million square feet	45	37	79	54
_______
(a)  Paperboard includes containerboard and light-weight gypsum facing paper.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

Our variable-rate debt was $190 million at second quarter-end 2010 and $155 million at year-end 2009.  A one percent change in interest rates would change our annual interest expense on variable-rate debt by $2 million.

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

The following table illustrates the estimated effect on our pre-tax income of immediate, parallel, and sustained shifts in interest rates for the next 12 months at second quarter-end 2010 on our variable-rate debt and our net financial assets and nonrecourse financial liabilities of special purpose entities, with comparative year-end 2009 information.

	Increase (Decrease)
	Second Quarter-End 2010			Year-End 2009
	Variable Rate Debt	Special Purpose Entities - Net	Total	Variable Rate Debt	Special Purpose Entities - Net	Total
	(In millions)
Change in Interest Rates
+2%	$ (4)	$ 5	$ 1	$ (3)	$ 5	$ 2
+1%	(2)	3	1	(2)	3	1
-1%	2	N/A	2	2	N/A	2
-2%	N/A	N/A	N/A	N/A	N/A	N/A

The down two percent scenario is not applicable due to the current low interest rate environment.  The down one percent scenario is not applicable to our special purpose entities due to the current low interest rate environment.

Foreign Currency Risk

In first six months 2010, there were no significant changes in foreign currency risk from that disclosed in our Annual Report on Form 10-K for the year 2009.

Commodity Price Risk

In first six months 2010, there were no significant changes in commodity price risk from that disclosed in our Annual Report on Form 10-K for the year 2009.

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

Since we filed our Annual Report on Form 10-K for the year 2009, there have been no material developments in pending legal proceedings other than as set forth below.

We previously disclosed that Guaranty Bank, which we owned until its spin-off at year-end 2007, was closed in August 2009 and that often in its capacity as receiver for a failed financial institution, the FDIC will bring professional liability claims against the directors and officers of the failed institution in an effort to recoup losses suffered by the deposit insurance fund. In second quarter 2010, we received a document request from the FDIC pursuant to an Order of Investigation of the acts of the former officers and directors of Guaranty Bank in connection with its failure.  We are cooperating with this document request and are not aware of any claims being filed in connection with Guaranty Bank’s failure.

If any such claims are filed, certain of our employees and directors who served as officers or directors of Guaranty Bank or Guaranty Financial Group prior to the spin-off may have a right to seek indemnification from us for any losses suffered as a result of such claims. The indemnification would generally not be available to an individual who had not acted in good faith or had reason to believe their actions were opposed to our best interests. We believe that any such claims for indemnification would be limited to the time during which we owned Guaranty and would be covered by our director and officer liability insurance. Accordingly, we do not anticipate that we would incur any significant liability if any such indemnification claims actually arise.  As a result of the process we followed in connection with the spin-off, we do not believe that if the receiver made any claim against us that we would have any liability related to the spin-off of Guaranty.

Item 1A.	Risk Factors

There are no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (a)
Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
Month 1 (4/1/2010 – 4/30/2010)	529	(b)	$ 24.19	––	6,650,000
Month 2 (5/1/2010 – 5/31/2010)	––		$ ––	––	6,650,000
Month 3 (6/1/2010 – 6/30/2010)	––		$ ––	––	6,650,000
Total	529		$ 24.19	––
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
(b) Represents shares purchased from employees to pay taxes related to the vesting of restricted shares.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	[Removed and Reserved]

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibits.

10.1	–	Form of Timber Note Receivable
10.2	–	Form of Letter of Credit
10.3	–
Credit Agreement, dated as of June 25, 2010, among Temple-Inland Inc., as Borrower; Bank of America, N.A., as administrative agent and L/C Issuer; Citibank, N.A., as syndication agent; JPMorgan Chase Bank, N.A. and The Bank Of Nova Scotia, as co-documentation agents; Banc of America Securities LLC, Citigroup Global Markets Inc., J.P. Morgan Securities Inc., and The Bank of Nova Scotia, as joint lead arrangers and joint book managers; and the lenders party thereto.

31.1	–	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	–	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	–	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	–	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1	–
The following materials from Temple-Inland's Quarterly Report on Form 10-Q for the quarter ended July 3, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEMPLE-INLAND INC. (Registrant)
Dated: August 9, 2010	By:	/s/ Randall D. Levy
Name: Randall D. Levy
Title: Chief Financial Officer

	By:	/s/ Troy L. Hester
Name: Troy L. Hester
Title: Corporate Controller and Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Description	Page No.
10.1	Form of Timber Note Receivable	34
10.2	Form of Letter of Credit	54
10.3	Credit Agreement, dated as of June 25, 2010, among Temple-Inland Inc., as Borrower; Bank of America, N.A., as administrative agent and L/C Issuer; Citibank, N.A., as syndication agent; JPMorgan Chase Bank, N.A. and The Bank Of Nova Scotia, as co-documentation agents; Banc of America Securities LLC, Citigroup Global Markets Inc., J.P. Morgan Securities Inc., and The Bank of Nova Scotia, as joint lead arrangers and joint book managers; and the lenders party thereto.	71
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	214
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	216
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	218
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	219
101.1
The following materials from Temple-Inland's Quarterly Report on Form 10-Q for the quarter ended July 3, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.