Form 10-Q
period 2010-10-02
TEMPLE INLAND INC
filed 2010-11-08
CIK 731939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_____________________________________

FORM 10-Q
(Mark One)
☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended October 2, 2010
OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From ______________ to ________________

Commission File Number:  001-08634

Temple-Inland Inc.
(Exact name of registrant as specified in its charter)

Delaware	75-1903917
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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
Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes ☑  No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Number of common shares outstanding as of October 2, 2010
Common Stock (par value $1.00 per share)	107,812,520

Page 1 of 40	The Exhibit Index is page 34.

PART I.  FINANCIAL INFORMATION
Item 1.	Financial Statements
TEMPLE-INLAND INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	(Unaudited)Third Quarter-End 2010	Year-End 2009
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$52	$36
Trade receivables, net of allowance for doubtful accounts of $15 in 2010 and $14 in 2009	469	411
Inventories:
Work in process and finished goods	107	97
Raw materials	201	182
Supplies and other	139	134
Total inventories	447	413
Deferred tax asset	119	69
Income taxes receivable	2	13
Prepaid expenses and other	51	50
Total current assets	1,140	992
Property and Equipment
Land and buildings	681	682
Machinery and equipment	3,627	3,581
Construction in progress	50	54
Less allowances for depreciation	(2,768)	(2,722)
Total property and equipment	1,590	1,595
Financial Assets of Special Purpose Entities	2,475	2,475
Goodwill	394	394
Other Assets	280	253
TOTAL ASSETS	$5,879	$5,709
LIABILITIES
Current Liabilities
Accounts payable	$210	$186
Accrued employee compensation and benefits	103	108
Accrued interest	15	17
Accrued property taxes	18	12
Other accrued expenses	140	131
Current portion of long-term debt	—	—
Current portion of pension and postretirement benefits	17	17
Total current liabilities	503	471
Long-Term Debt	709	710
Nonrecourse Financial Liabilities of Special Purpose Entities	2,140	2,140
Deferred Tax Liability	723	721
Liability for Pension Benefits	275	285
Liability for Postretirement Benefits	103	105
Other Long-Term Liabilities	404	391
TOTAL LIABILITIES	4,857	4,823
SHAREHOLDERS’ EQUITY
Temple-Inland Inc. Shareholders’ Equity
Preferred stock — par value $1 per share: authorized 25,000,000 shares; none issued	—	—
Common stock — par value $1 per share: authorized 200,000,000 shares; issued 123,605,344 shares in 2010 and 2009, including shares held in the treasury	124	124
Additional paid-in capital	427	433
Accumulated other comprehensive loss	(237)	(256)
Retained earnings	1,205	1,099
Cost of shares held in the treasury: 15,792,824 shares in 2010 and 16,228,916 shares in 2009	(589)	(606)
Total Temple-Inland Inc. shareholders’ equity	930	794
Noncontrolling Interest of Special Purpose Entities	92	92
TOTAL SHAREHOLDERS’ EQUITY	1,022	886
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,879	$5,709

Please read the notes to consolidated financial statements.

TEMPLE-INLAND INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Third Quarter		First Nine Months
	2010	2009	2010	2009
	(In millions, except per share)

NET REVENUES	$966	$885	$2,847	$2,732
COSTS AND EXPENSES
Cost of sales	(813)	(753)	(2,491)	(2,331)
Selling	(27)	(27)	(82)	(83)
General and administrative	(37)	(45)	(121)	(132)
Other operating income (expense)	(6)	67	(8)	142
	(883)	(758)	(2,702)	(2,404)
OPERATING INCOME	83	127	145	328
Other non-operating income (expense)	––	(3)	––	(2)
Interest income on financial assets of special purpose entities	2	4	4	23
Interest expense on nonrecourse financial liabilities of special purpose entities	(5)	(5)	(14)	(23)
Interest expense on debt	(13)	(14)	(39)	(50)
INCOME BEFORE TAXES	67	109	96	276
Income tax benefit (expense)	59	(42)	45	(107)
NET INCOME	126	67	141	169
Net (income) loss attributable to noncontrolling interest of special purpose entities	(1)	––	––	(1)
NET INCOME ATTRIBUTABLE TO TEMPLE-INLAND INC.	$125	$67	$141	$168

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	107.9	106.9	107.8	106.8
Diluted	109.4	108.6	109.5	107.7

EARNINGS PER SHARE
Basic	$1.15	$0.62	$1.30	$1.56
Diluted	$1.13	$0.61	$1.28	$1.55
DIVIDENDS PER SHARE	$0.11	$0.10	$0.33	$0.30

Please read the notes to consolidated financial statements.

TEMPLE-INLAND INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	First Nine Months
	2010	2009
	(In millions)
CASH PROVIDED BY (USED FOR) OPERATIONS
Net income	$141	$169
Adjustments:
Depreciation and amortization	145	151
Asset impairment charges	9	––
Gains related to purchase and retirement of long-term debt	––	(15)
Write-off of fees related to special purpose entities	––	17
Non-cash share-based and long-term incentive compensation	20	39
Cash payment for share-based awards settled	(17)	(5)
Non-cash pension and postretirement expense	53	37
Cash contribution to pension and postretirement plans	(42)	(44)
Deferred income taxes	(37)	62
Other	(31)	13
Changes in:
Receivables	(56)	(11)
Inventories	(34)	36
Accounts payable and accrued expenses	42	(3)
Prepaid expenses and other	10	(6)
	203	440
CASH PROVIDED BY (USED FOR) INVESTING
Capital expenditures	(144)	(81)
Sale of non-strategic assets and operations	2	4
Other	––	(8)
	(142)	(85)
CASH PROVIDED BY (USED FOR) FINANCING
Payments of debt	––	(245)
Borrowings under accounts receivable securitization facility, net	(5)	35
Borrowings under revolving credit facility, net	4	(89)
Fees related to revolving credit facility	(6)	––
Fees related to special purpose entities	(4)	(19)
Changes in book overdrafts	(5)	(7)
Cash dividends paid to shareholders	(35)	(32)
Exercise of stock options	4	2
Tax benefit on share-based compensation	1	1
	(46)	(354)
Effect of exchange rate changes on cash and cash equivalents	1	––
Net increase in cash and cash equivalents	16	1
Cash and cash equivalents at beginning of period	36	41
Cash and cash equivalents at end of period	$52	$42

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

Note 3 – Employee Benefit Plans

Defined benefit and postretirement benefit expense consists of:

	Defined Benefits						Postretirement Benefits
	Qualified		Supplemental		Total
	2010	2009	2010	2009	2010	2009	2010	2009
Third Quarter:	(In millions)
Service costs – benefits earned during the period	$6	$6	$––	$––	$6	$6	$––	$––
Interest cost on projected benefit obligation	20	20	––	––	20	20	2	2
Expected return on plan assets	(19)	(20)	––	––	(19)	(20)	––	––
Amortization of prior service costs	1	1	1	1	2	2	––	––
Amortization of actuarial net loss	5	3	––	––	5	3	––	––
Benefit expense	$13	$10	$1	$1	$14	$11	$2	$2

First Nine Months:
Service costs – benefits earned during the period	$18	$17	$1	$1	$19	$18	$1	$1
Interest cost on projected benefit obligation	60	60	1	1	61	61	5	5
Expected return on plan assets	(56)	(59)	––	––	(56)	(59)	––	––
Amortization of prior service costs	2	2	2	2	4	4	(1)	(1)
Amortization of actuarial net loss	15	8	1	––	16	8	––	––
Benefit expense	$39	$28	$5	$4	$44	$32	$5	$5

In addition, in 2010 we recognized $4 million of expense related to lump-sum payments of supplemental benefits.  We made $30 million in voluntary, discretionary contributions to our qualified defined benefit plan in first nine months 2010 and 2009.

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

Share-based and long-term incentive compensation expense consists of:

	Third Quarter		First Nine Months
	2010	2009	2010	2009
	(In millions)
Cash-settled restricted or performance stock units	$3	$11	$10	$30
Stock-settled restricted stock units	––	––	1	––
Stock options	1	1	5	5
Total share-based compensation expense	4	12	16	35
Fixed value cash awards	2	1	4	4
Total share-based and long-term incentive compensation expense	$6	$13	$20	$39

The fair value of share-based compensation awards granted to retirement eligible employees and expensed at the date of grant was $3 million in first nine months 2010 and $2 million in first nine months 2009.

Share-based and long-term incentive compensation expense is included in:

	Third Quarter		First Nine Months
	2010	2009	2010	2009
	(In millions)
Cost of sales	$––	$1	$2	$4
Selling	––	––	1	2
General and administrative	6	12	17	33
Total share-based and long-term incentive compensation expense	$6	$13	$20	$39

Cash-settled restricted or performance stock units

Cash-settled restricted or performance stock units generally have a three-year term and vest after three years from the date of grant or the attainment of stated ROI based performance goals, generally measured over a three-year period.

A summary of activity for first nine months 2010 follows:
	Cash-Settled Units	Weighted Average Grant Date Fair Value Per Share	Aggregate Current Value
	(In thousands)		(In millions)
Not vested beginning of year	2,753	$18
Granted	599	17
Vested and settled	(661)	42
Forfeited	(7)	23
Not vested end of third quarter 2010	2,684	12	$52

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Unrecognized share-based compensation expense related to non-vested cash-settled restricted or performance stock units was $21 million at third quarter-end 2010 share price of $19 per share.  We expect to recognize this cost over a weighted average period of two years.  The fair value of awards to be settled in cash was $33 million at third quarter-end 2010, of which $13 million is included in accrued employee compensation and benefits and $20 million in long-term liabilities.  The fair value of awards settled in cash in first nine months 2010 was $17 million.

Stock-settled restricted stock units

Stock-settled restricted stock units granted in February 2010 vest after three years from the date of grant upon attainment of stated ROI-based performance goals.  There is no accelerated vesting upon retirement for these awards and cumulative dividends on these awards will be paid at the time of vesting if the stated ROI-based performance goals are met.

A summary of activity for first nine months 2010 follows:
	Stock-Settled Units	Weighted Average Grant Date Fair Value Per Share	Aggregate Current Value
	(In thousands)		(In millions)
Not vested beginning of year	––	$––
Granted	369	20
Vested and settled	––	––
Forfeited	––	––
Not vested end of third quarter 2010	369	$20	$7

Unrecognized share-based compensation expense related to non-vested stock-settled restricted stock units was $6 million at third quarter-end 2010.  We expect to recognize this cost over a weighted average period of two years.

Stock options

Stock options have a ten-year term, generally become exercisable ratably over four years and provide for accelerated or continued vesting upon retirement, death, disability, or if there is a change in control.

A summary of activity for first nine months 2010 follows:
	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (Current value less exercise price)
	(In thousands)		(In years)	(In millions)
Outstanding beginning of year	7,317	$15
Granted	629	17
Exercised	(343)	12
Forfeited	(35)	19
Outstanding end of third quarter 2010	7,568	15	6	$35

Exercisable end of third quarter 2010	4,707	16	5	$18

Unrecognized share-based compensation expense related to non-vested stock option awards was $7 million at third quarter-end 2010.  We expect to recognize this cost over a weighted average period of three years.

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

Unrecognized long-term incentive compensation expense related to fixed value cash awards was $9 million at third quarter-end 2010.  We expect to recognize this cost over a weighted average period of three years.  At third quarter-end 2010, accrued long-term incentive compensation for fixed value cash awards was $9 million and is included in other long-term liabilities.

Note 5 – Other Operating and Non-operating Income (Expense)

	Third Quarter		First Nine Months
	2010	2009	2010	2009
	(In millions)
Other Operating Income (Expense):
Equity in earnings of joint ventures	$1	$––	$3	$2
Gain (loss) on sale or retirement of operating property and equipment	(2)	(1)	(4)	1
Costs and asset impairments, primarily related to box plant transformation	(5)	(1)	(17)	(5)
Alternative fuel mixture credits, net of costs	––	69	10	146
Litigation and other	––	––	––	(2)
Other operating income (expense)	$(6)	$67	$(8)	$142

Other Non-operating Income (Expense):
Substitution costs	$––	$––	$––	$(17)
Gain (loss) on purchase and retirement of debt	––	(3)	––	15
Interest income	––	––	––	––
Other non-operating income (expense)	$––	$(3)	$––	$(2)

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

In connection with the second phase of our box plant transformation, in first nine months 2010, we closed our Santa Fe Springs, California sheet plant and our Phoenix, Arizona and Evansville, Indiana box plants.  In first nine months 2010, we recognized asset impairment charges of $9 million, severance and other employee costs of $2 million, and other transformation related costs of $6 million.  Activity for first nine months 2010 within our accruals for exit costs, which is primarily composed of accrued severance and other employee costs, follows:

First Nine Months 2010
(In millions)
Beginning of period	$––
Additions	2
Cash payments	(2)
End of period	$––

In 2009, we generated and claimed alternative fuel mixture tax credits of $228 million, of which we recognized $218 million and provided a $10 million reserve due to an uncertainty in the tax law regarding whether a portion of the alternative fuel we used would qualify for the tax credit.  In first quarter 2010, the Internal Revenue Service clarified this uncertainty allowing us to recognize all of the tax credits we claimed.  As a result, our first nine months 2010 other operating income (expense) includes the reversal of the $10 million reserve established in 2009.

Other non-operating income in first nine months 2009 consists of substitution costs of $17 million related to the replacement of an issuer of irrevocable letters of credit securing the notes we received in connection with the 2007 sale of our timberland and a net gain of $15 million resulting from the purchase and retirement of $245 million of our long-term debt.

Note 6 – Income Taxes

In a memo dated October 5, 2010, the IRS provided clarification that both alternative fuel mixture credits and cellulosic biofuel producer credits can be claimed in the same taxable year for different volumes of black liquor.  As a result, in third quarter 2010, we recognized an income tax benefit of $83 million related to cellulosic biofuel producer credits we earned on black liquor produced and used as a fuel from the beginning of 2009 through late March 2009.  Our first nine months 2010 income tax benefit includes the above $83 million benefit and a one-time tax expense of $3 million due to the elimination of the tax deduction for drug expenses reimbursed under the Medicare Part D subsidy program.

Note 7 – Earnings per Share

We computed earnings per share by dividing income by weighted average shares outstanding using the following:

	Third Quarter		First Nine Months
	2010	2009	2010	2009
	(In millions)
Earnings for basic and diluted earnings per share:
Net income	$126	$67	$141	$169
Less: Distributed and undistributed amounts allocated to participating securities	(1)	(1)	(1)	(1)
	125	66	140	168
Less: Net (income) loss attributable to noncontrolling interest of special purpose entities	(1)	––	––	(1)
Net income available to common shareholders	$124	$66	$140	$167
Weighted average shares outstanding:
Weighted average shares outstanding - basic	107.9	106.9	107.8	106.8
Dilutive effect of stock options	1.5	1.7	1.7	0.9
Weighted average shares outstanding - diluted	109.4	108.6	109.5	107.7

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

        Participating securities include unvested cash-settled restricted stock units issued to employees that contain nonforfeitable rights to dividends.  These units are scheduled to vest in first quarter 2011.

At third quarter-end 2010 and 2009, we did not include 3,628,287 and 4,376,785 stock options outstanding held by our employees in computing diluted earnings per share because they were anti-dilutive.

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

	Third Quarter-End
	2010	2009
	(Shares in thousands)
Options held	451	790
Options exercisable	436	745
Weighted average exercise price	$19	$17
Weighted average remaining contractual term (in years)	5	5

At third quarter-end 2010 and 2009, we did not include 279,112 and 536,774 stock options outstanding held by employees of spun off entities in computing diluted earnings per share because they were anti-dilutive.

Note 8 – Financial Assets and Nonrecourse Financial Liabilities of Special Purpose Entities

In 2009, we arranged for the substitution of two banks issuing letters of credit securing the notes we received in connection with the 2007 sale of our timberland.  In each case, the credit ratings of the letter of credit bank had been reduced below the required minimums.  In first nine months 2010, we entered into two separate three-year agreements, one with JP Morgan Chase Bank, National Association and one with Crédit Agricole Corporate and Investment Bank whereby each of these banks agrees to issue up to $1.4 billion in irrevocable letters of credit in substitution for letters of credit issued by a bank whose credit ratings get reduced below the required minimums.  For each agreement, we paid an upfront fee, which is being amortized over the three-year term of the agreement, and also agreed to pay a quarterly fee on the unused commitment.  The aggregate expense related to the amortization of the upfront fees and the quarterly fees for both agreements totals about $1 million per quarter.

Note 9 – Long-Term Debt

At third quarter-end 2010, our long-term debt was $709 million, which included $125 million of borrowings under our accounts receivable securitization facility, which expires in October 2012, and $29 million of borrowings under committed credit agreements, $25 million of which must be repaid in August 2011.  We have classified these borrowings as long-term debt because of our intent and ability to refinance them on a long-term basis under our existing facilities.

On June 25, 2010 we replaced our existing $750 million revolving credit facility, which would have matured in July 2011, with a new credit facility that matures on June 25, 2014.  The new credit facility provides for a $600 million unsecured revolving line of credit with a $100 million sublimit for the issuance of letters of credit.  At third quarter-end 2010, we had $16 million of letters of credit issued under this new revolving credit facility.

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Note 10 – Shareholders’ Equity

A summary of changes in total shareholders’ equity follows:

	First Nine Months
	2010			2009
	Temple-Inland Inc. Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity	Temple-Inland Inc. Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity
	(In millions)
Beginning of year	$794	$92	$886	$686	$91	$777
Comprehensive income, net of tax:
Net income	141	––	141	168	1	169
Defined benefit plans	15	––	15	5	––	5
Foreign currency translation adjustment	4	––	4	2	––	2
Total Comprehensive Income			160			176
Dividends paid on common stock — ($0.33 per share in 2010 and $0.30 per share in 2009)	(35)	––	(35)	(32)	––	(32)
Share-based compensation, net of distributions	11	––	11	5	––	5
Balance at third quarter-end	$930	$92	$1,022	$834	$92	$926

Comprehensive income was $132 million for third quarter 2010 and $67 million for third quarter 2009.  We issued 436,092 and 391,623 shares of common stock in first nine months 2010 and 2009 to employees exercising options and for vesting of share-settled units.

Note 11 – Segment Information

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

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

	Corrugated Packaging	Building Products	Items Not Included in Segments and Eliminations		Total
	(In millions)
Third Quarter 2010:
Revenues from external customers	$809	$157	$––		$966
Depreciation and amortization	37	10	2		49
Equity income from joint ventures	––	1	––		1
Income (loss) before taxes	121	(10)	(44	) (a)	67
Capital expenditures	48	10	1		59

First Nine Months 2010 or at Third Quarter-End 2010:
Revenues from external customers	$2,347	$500	$––		$2,847
Depreciation and amortization	107	31	7		145
Equity income from joint ventures	––	3	––		3
Income (loss) before taxes	230	(4)	(130	)(a)	96
Total assets	2,378	551	2,950		5,879
Investment in equity method investees and joint ventures	2	25	––		27
Goodwill	265	129	––		394
Capital expenditures	121	18	5		144

Third Quarter 2009:
Revenues from external customers	$734	$151	$––		$885
Depreciation and amortization	36	11	3		50
Equity income from joint ventures	––	––	––		––
Income (loss) before taxes	94	(4)	19	(a)	109
Capital expenditures	22	6	1		29

First Nine Months 2009 or at Third Quarter-End 2009:
Revenues from external customers	$2,286	$446	$––		$2,732
Depreciation and amortization	109	34	8		151
Equity income from joint ventures	––	2	––		2
Income (loss) before taxes	290	(9)	(5	) (a)	276
Total assets	2,284	573	2,926		5,783
Investment in equity method investees and joint ventures	3	27	––		30
Goodwill	265	129	––		394
Capital expenditures	64	15	2		81

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

(a) Items not included in segments consist of:

	Third Quarter		First Nine Months
	2010	2009	2010	2009
	(In millions)
General and administrative expense	$(17)	$(18)	$(54)	$(53)
Share-based and long-term incentive compensation	(6)	(13)	(20)	(39)
Other operating income (expense)	(5)	68	(7)	139
Other non-operating expense	––	(3)	––	(2)
Net interest income (expense) on financial assets and nonrecourse financial liabilities of special purpose entities	(3)	(1)	(10)	––
Interest expense on debt	(13)	(14)	(39)	(50)
	$(44)	$19	$(130)	$(5)

Other operating income (expense) applies to:
Corrugated packaging	$(4)	$69	$(6)	$143
Building products	(1)	––	(1)	––
Unallocated	––	(1)	––	(4)
	$(5)	$68	$(7)	$139

Note 12 — Fair Values and Fair Value Measurements of Financial Instruments

Information about our fixed rate long-term debt that is not measured at fair value follows:

	At Third Quarter-End 2010		At Year-End 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
	(In millions)
Financial Liabilities
Fixed rate, long-term debt	$555	$593	$555	$580	Level 2 - Market Approach

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

Note 13 – Contingencies and Other

We are involved in various legal proceedings that arise from time to time in the ordinary course of doing business and believe that adequate reserves have been established for any probable losses.  Expenses related to litigation are included in operating income.

On September 9, 2010, Temple-Inland was one of eight containerboard producers named as defendants in a class action complaint that alleged a civil violation of Section 1 of the Sherman Act. The suit is captioned Kleen Products LLC v. Packaging Corp. of America (N.D. Ill.). The complaint alleges that the defendants, beginning in August 2005, conspired to artificially increase prices of containerboard and corrugated containers.  The alleged class is all persons in the United States who purchased corrugated sheets or corrugated containers directly from any defendant during the period August 2005 to the present.  The complaint seeks to recover an unspecified amount of treble actual damages and attorney’s fees on behalf of the purported class.  Four additional plaintiffs have filed substantially the same complaints in the Northern District of Illinois.  We expect all five cases to be consolidated.  We strongly dispute the allegations made against the Company and intend to defend vigorously against this litigation.  However, because this action is in its preliminary stages, we are unable to predict an outcome or to estimate a range of reasonably possible loss.

In addition, in first nine months 2010 we closed our Phoenix, Arizona box plant.  Certain of the plant’s employees participated in a multi-employer pension plan.  We may incur a claim for additional contributions due to

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

the plan’s unfunded pension obligations.  At this time we are unable to predict if such a claim will be made and if so, the amount that might be claimed.

We do not believe that the outcome of any of these matters should have a significant adverse effect on our financial position, long-term results of operations, or cash flows.

Note 14 – Subsequent Event

On October 22, 2010, we purchased and retired $10 million of our 7.875% Senior Notes due in 2012.  The purchase was at a premium, which will result in a loss of $1 million in fourth quarter 2010.

As a part of Box Plant Transformation II, on October 25, 2010 we announced the closure of our Carol Stream, Illinois box plant.  We anticipate the closure to occur in second quarter 2011.  As a result, we expect to incur asset impairment changes, severance and other costs as we complete the closure activities.

 On November 2, 2010 we extended the maturity of our $250 million accounts receivable securitization facility to October 2013.

On November 5, 2010, our Board of Directors declared a regular quarterly dividend of $0.11 per share payable on December 15, 2010.

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

Accounting Policies

Critical Accounting Estimates

In first nine months 2010, there were no changes in our critical accounting estimates from those we disclosed in our Annual Report on Form 10-K for the year 2009.

New Accounting Pronouncements

Beginning January 2010, we adopted certain amendments to Accounting Standards Codification (ASC) 810, Consolidation, which did not have a significant effect on our earnings or financial position.  Please read Note 2 to the Consolidated Financial Statements for further information.

Box Plant Transformation II

Over the past few years, we have been focused on changing the culture in our box plant system to run converting equipment near design capacity, thereby lowering costs through improved asset utilization.  This effort, which we called “Box Plant Transformation,” has resulted in the closure of four box plants and the elimination of about 1,100 employee positions significantly lowering costs and improving margins.

In February 2010, we announced the second phase of this effort, “Box Plant Transformation II,” which is designed to further reduce our box plant system cost.  We anticipate Box Plant Transformation II to take three years and result in the closure of up to 12 box plants and the elimination of as many as 900 employee positions.   The capital investment for Box Plant Transformation II is estimated to be about $250 million over the three years, which we will likely fund from operations or borrowings under our committed credit agreements.

The initial steps in effecting Box Plant Transformation II began in first nine months 2010 when we closed one sheet plant and two box plants.  As a result, in first nine months 2010, we recognized non-cash asset impairment charges of $8 million, severance and other employee costs of $2 million for about 200 employees, and other transformation costs of $6 million.  On October 25, 2010 we announced the closure of our Carol Stream, Illinois box plant.  We anticipate the closure to occur in second quarter 2011.  As a result, we expect to incur asset impairment charges, severance and other costs as we complete the closure activities.  As we continue to refine and implement Box Plant Transformation II, it is likely we will incur additional asset impairments, severance and other costs, which could be significant.

Results of Operations for Third Quarter and First Nine Months 2010 and 2009

Summary

We manage our operations through two business segments: corrugated packaging and building products.  A summary of the results of operations by business segment follows:
	Third Quarter		First Nine Months
	2010	2009	2010	2009
	(In millions, except per share)
Revenues
Corrugated packaging	$809	$734	$2,347	$2,286
Building products	157	151	500	446
Total revenues	$966	$885	$2,847	$2,732
Segment operating income
Corrugated packaging	$121	$94	$230	$290
Building products	(10)	(4)	(4)	(9)
Total segment operating income	111	90	226	281
Items not included in segments
General and administrative expense	(17)	(18)	(54)	(53)
Share-based and long-term incentive compensation	(6)	(13)	(20)	(39)
Other operating income (expense)	(5)	68	(7)	139
Other non-operating income (expense)	––	(3)	––	(2)
Net interest income (expense) on financial assets and nonrecourse financial liabilities of special purpose entities	(3)	(1)	(10)	––
Interest expense on debt	(13)	(14)	(39)	(50)
Income before taxes	67	109	96	276
Income tax benefit (expense)	59	(42)	45	(107)
Net income	126	67	141	169
Net (income) loss attributable to noncontrolling interest of special purpose entities	(1)	––	––	(1)
Net income attributable to Temple-Inland Inc.	$125	$67	$141	$168

Average basic shares outstanding	107.9	106.9	107.8	106.8
Average diluted shares outstanding	109.4	108.6	109.5	107.7

Earnings per basic share	$1.15	$0.62	$1.30	$1.56
Earnings per diluted share	$1.13	$0.61	$1.28	$1.55

ROI, annualized			7.9%	9.1%

In first nine months 2010, significant items affecting net income included:

•
Corrugated packaging experienced slightly higher prices and slightly lower total shipments compared with first nine months 2009.  Building products experienced higher prices for lumber and MDF and lower prices for gypsum wallboard and particleboard, while volumes were up for gypsum wallboard, MDF, and lumber, and down slightly for particleboard.

•
Input costs, principally recycled fiber, wood fiber and freight costs, increased significantly, but we continue to benefit from our initiatives to lower costs, improve asset utilization, and increase operating efficiencies.

•
Share-based and long-term incentive compensation decreased $19 million compared with first nine months 2009 primarily due to the impact of fluctuating share prices on our cash-settled awards at the end of each reporting period when compared with prior year-end share prices.

•
Other operating income (expense) includes a $17 million charge primarily associated with asset impairments, severance and other costs primarily related to Box Plant Transformation II and a $10 million benefit related to alternative fuel mixture tax credits.

•
We recognized a tax benefit of $83 million related to cellulosic biofuel producer credits and one-time income tax expense of $3 million related to the impact of the Patient Protection and Affordable Care Act on the Medicare Part D retiree drug subsidy program.

In first nine months 2009, significant items affecting net income included:

•	Corrugated packaging experienced lower prices and volumes compared with first nine months of 2008. Building products experienced lower prices and volumes for most of its products.

•	Most key input costs declined compared with first nine months 2008, and we benefited from our continuing initiatives to lower costs, improve asset utilization, and increase operating efficiencies.

•
Share-based and long-term incentive compensation increased $23 million compared with first nine months 2008 primarily due to the impact of fluctuating share prices on our cash-settled awards at the end of each reporting period when compared with prior year-end share prices.

•
We recognized one-time other operating income of $146 million related to alternative fuel mixture tax credits, net of related costs, and incurred $7 million of other operating expense primarily associated with 2008 facility closures and severance related to headcount reductions.

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

A summary of our corrugated packaging results follows:

	Third Quarter		First Nine Months
	2010	2009	2010	2009
	(In millions)
Revenues	$809	$734	$2,347	$2,286
Costs and expenses	(688)	(640)	(2,117)	(1,996)
Segment operating income	$121	$94	$230	$290

Segment ROI			15.2%	18.3%

We benefited in third quarter 2010 compared with third quarter 2009 from higher box prices, lower mill maintenance, and box plant transformation.  These benefits were partially offset by higher input costs when compared with third quarter 2009 for wood fiber, recycled fiber, energy, chemicals, and freight.

Fluctuations in corrugated packaging pricing (which includes freight and is net of discounts) and shipments are set forth below:
	Third Quarter 2010 versus Third Quarter 2009	First Nine Months 2010 versus First Nine Months 2009
	Increase/(Decrease)
Corrugated packaging
Average prices	9%	1%
Shipments, average week	––	––
Industry shipments, average week(a)	3%	3%

Paperboard
Average prices	38%	22%
Shipments, in thousand tons	31	42
_____________
(a) Source: Fibre Box Association

Compared with second quarter 2010, average corrugated packaging prices were up four percent, and average shipments were down one percent.  For the same period, average paperboard prices were up five percent and shipments were up 25,000 tons.

Costs and expenses were up six percent in first nine months 2010 when compared with first nine months 2009, and down five percent in third quarter 2010 compared with second quarter 2010.  The increase in costs in first nine months 2010 was primarily the result of higher prices for wood fiber, recycled fiber, energy, and freight and the impact of unscheduled and extended mill outages.

Fluctuations in our significant cost and expense components included:

	Third Quarter 2010 versus Third Quarter 2009	First Nine Months 2010 versus First Nine Months 2009
	Increase/(Decrease) (In millions)
Wood fiber	$5	$28
Recycled fiber	26	123
Energy, principally natural gas	6	13
Freight	8	24
Chemicals	3	(2)
Depreciation	1	(2)

The costs of wood, pulp and recycled fiber; energy; freight; and chemicals fluctuate based on the market prices we pay for these commodities.  It is likely that these costs will continue to fluctuate for the remainder of 2010.

Information about our converting facilities and mills follows:

	Third Quarter		First Nine Months
	2010	2009	2010	2009
Number of converting facilities (at quarter-end)	60	63	60	63
Corrugated packaging shipments, in thousand tons	815	825	2,499	2,490
Paperboard production, in thousand tons	1,036	1,012	3,023	2,927
Percent containerboard production used internally	90%	93%	92%	93%
Percent total fiber requirements sourced from recycled fiber	42%	42%	42%	44%

       Please read Box Plant Transformation II for further information about first nine months 2010 facilities closures and $16 million of related costs that are not included in segment results.

Building Products

We manufacture lumber, gypsum wallboard, particleboard, medium density fiberboard (MDF), and fiberboard. Our building products segment revenues are principally derived from sales of these products.  We also own a 50 percent interest in Del-Tin Fiber LLC, a joint venture that produces MDF at a facility in El Dorado, Arkansas.

A summary of our building products results follows:

	Third Quarter		First Nine Months
	2010	2009	2010	2009
	(In millions)
Revenues	$157	$151	$500	$446
Costs and expenses	(167)	(155)	(504)	(455)
Segment operating income (loss)	$(10)	$(4)	$(4)	$(9)

Segment ROI			(1.1)%	(2.2)%

Fluctuations in product pricing (which includes freight and is net of discounts) and shipments are set forth below:
	Third Quarter 2010 versus Third Quarter 2009	First Nine Months 2010 versus First Nine Months 2009
	Increase/(Decrease)
Lumber:
Average prices	(2)%	22%
Shipments	8%	1%
Gypsum wallboard:
Average prices	4%	(6)%
Shipments	6%	13%
Particleboard:
Average prices	(2)%	(3)%
Shipments	(14)%	(1)%
MDF:
Average prices	13%	8%
Shipments	(3)%	5%

Housing markets deteriorated in the quarter compared with third quarter 2009, and we experienced lower demand for particleboard and MDF, and lower pricing for lumber and particleboard.  Compared with second quarter 2010, average prices were down 26 percent for lumber, down three percent for particleboard, down one percent for MDF, and down two percent for gypsum wallboard.  Shipments were down four percent for lumber, down 19 percent for particleboard, down 17 percent for MDF, and up six percent for gypsum wallboard.

As we move into the fourth quarter, we are continuing to see pressure on demand and pricing due to the low level of housing activity.

Costs and expenses were up 11 percent in first nine months 2010 compared with first nine months 2009, and down five percent in third quarter 2010 compared with second quarter 2010.  The increase in costs in first nine months was primarily attributable to an increase in input costs and slightly higher operating rates.  In addition, first nine months 2010 costs included $3 million of pension expense associated with lump-sum payments for employees who retired in 2010.  First nine months 2009 costs include a $3 million gain from a sale in lieu of condemnation of land near our lumber mill in Rome, Georgia and costs of about $1 million related to an indefinite shutdown of our lumber mill in Buna, Texas.

Fluctuations in our significant cost and expense components included:

	Third Quarter 2010 versus Third Quarter 2009	First Nine Months 2010 versus First Nine Months 2009
	Increase/(Decrease) (In millions)
Wood fiber	$6	$14
Energy, principally natural gas	2	4
Chemicals	1	4
Freight	2	10

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

The number of converting and manufacturing facilities includes our lumber mill in Buna, Texas, which was indefinitely shutdown in second quarter 2009. We may curtail our production to match demand for our products.

Items Not Included in Segments

Items not included in segments are income and expenses that are managed on a company-wide basis and include corporate general and administrative expense, share-based and long-term incentive compensation, other operating and non-operating income (expense), and interest income and expense.

The change in share-based and long-term incentive compensation for first nine months 2010 compared with 2009 is principally due to the impact on our cash-settled awards of fluctuating share prices at the end of each reporting period when compared with prior year-end share prices.  Please read Note 4 to the Consolidated Financial Statements for further information.

Other operating income (expense) not included in business segments for first nine months 2010 includes a charge of $17 million associated with asset impairments, severance and other costs primarily related to Box Plant Transformation II and a benefit of $10 million related to alternative fuel mixture tax credits.

Please read Box Plant Transformation II for further information about first nine months 2010 facilities closures and related costs.  As we continue to implement Box Plant Transformation II we will incur additional asset impairments, severance and other costs, which could be significant.

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

 Other non-operating income (expense) for first nine months 2009 includes costs of $17 million associated with the replacement of SunTrust Bank as an issuer of irrevocable letters of credit securing the notes we received in connection with the sale of our timberland in 2007.  The $17 million consists of $15 million in fees that we paid in connection with the issuance of the SunTrust letters of credit, which were being amortized over the life of the letters of credit, and $2 million in other fees associated with terminating the transaction with SunTrust.  Other non-operating income (expense) also includes net gain of $15 million in connection with the purchase and retirement of $245 million of our long-term debt.

Net interest income on financial assets and nonrecourse liabilities of special purpose entities includes fees associated with arrangements to issue substitute letters of credit.  These amounts relate to the activities of the special purpose entities created to effect the sale of our timberland in 2007 and their subsequent nonrecourse borrowings in December 2007.  At third quarter-end 2010 and 2009, the interest rate on our financial assets was 0.51 percent and 0.52 percent and the interest rate on our nonrecourse financial liabilities was one percent and 0.87 percent.  These interest rates are variable and are based on different indices and, therefore, may not always reflect the same spread.

The change in interest expense in first nine months 2010 compared with first nine months 2009 was primarily due to lower levels of debt outstanding.

Income Taxes

In a memo dated June 28, 2010, the Internal Revenue Service (IRS) provided clarification to the effect that black liquor, a by-product of the paper making process, produced and used as a fuel by a registered producer qualifies for the $1.01 per gallon taxable, non-refundable cellulosic biofuel producer credit.  This credit may be used to offset federal income taxes payable, subject to certain limitations.  Our registration as a producer of cellulosic biofuel was approved on August 16, 2010.

The memo also clarifies that cellulosic biofuel produced before registration may be claimed and that a producer may not claim both the cellulosic biofuel producer credit and the alternative fuel mixture tax credit for the same volume of black liquor.  As we previously disclosed, we claimed and recognized $228 million of alternative fuel mixture tax credits related to black liquor produced and used from late March 2009, when we began mixing black liquor as an alternative fuel, through year-end 2009.

In a memo dated October 5, 2010, the IRS provided clarification that both alternative fuel mixture credits and cellulosic biofuel producer credits can be claimed in the same taxable year for different volumes of black liquor.  As a result, in third quarter 2010 we recognized an income tax benefit of $83 million related to cellulosic biofuel producer credits that we earned on black liquor produced and used in 2009 prior to implementation of our process to produce an alternative fuel mixture.

Both the alternative fuel mixture credit and the cellulosic biofuel producer credit apply only to black liquor produced and used in 2009.

 Excluding the tax benefit of $83 million related to cellulosic biofuel producer credits and the one-time income tax charge of $3 million due to the elimination of the tax deduction for drug expenses reimbursed under the Medicare Part D subsidy program, our effective tax rate was 36 percent in third quarter and first nine months 2010.  Our effective tax rate was 39 percent in third quarter and first nine months 2009.  Differences between the effective tax rate and the statutory rate are due to state income taxes, nondeductible items, deferred taxes on unremitted foreign income, and the domestic production activities deduction.

Average Shares Outstanding

The increase in average shares outstanding in third quarter and first nine months 2010 was due to shares issued to employees exercising stock options and vesting of share-settled units.  The increase in the dilutive effect of stock options in first nine months 2010 was due to the increase in our share price.

Capital Resources and Liquidity for First Nine Months 2010

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

	First Nine Months
	2010		2009
	(In millions)
Cash received from:
Operations	241	(a)	424	(a)(b)
Working capital	(38	)(c)	16
Cash from operations	203		440
Sale of non-strategic assets and other	2		4
Exercise of stock options and related tax benefit	5		3
Total sources	210		447

Cash used to:
Reduce borrowings, net	(1)		(299)
Return to shareholders through dividends	(35)		(32)
Reinvest in the business through:
Capital expenditures	(144)		(81)
Joint ventures and other	(15)		(34)
Total uses	(195)		(446)
Effect of exchange rate changes on cash and cash equivalents	1		––
Change in cash and cash equivalents	$16		$1
_____________
(a)  Includes $30 million of voluntary, discretionary contributions to our qualified defined benefit plan.
(b) Includes $121 million of alternative fuel mixture credits, net of related costs and tax payments.
(c) Includes $14 million of alternative fuel mixture credits that were accrued at year-end 2009.

Our cash from operations in first nine months 2010 decreased compared with first nine months 2009, primarily due to the impact of alternative fuel mixture credits received in 2009, net of $14 million received in 2010, lower earnings, higher cash payments for share-based awards and increased working capital needs.

We issued 436,092 and 391,623 shares of common stock in first nine months 2010 and 2009 to employees exercising options and for vesting of share-settled units.  We paid cash dividends to shareholders of $0.33 per share in first nine months 2010 and $0.30 per share in first nine months 2009.  On October 22, 2010, we purchased and retired $10 million of our 7.875% Senior Notes due in 2012.  The purchase was at a premium, which will result in a loss of $1 million in fourth quarter 2010.  On November 5, 2010, our Board of Directors declared a regular dividend of $0.11 per share payable on December 15, 2010.

Capital expenditures are expected to approximate $230 million in 2010, a significant portion of which is related to Box Plant Transformation II.

Liquidity

Credit Agreements

Our sources of short-term funding are our operating cash flows and borrowings under our credit agreements and accounts receivable securitization facility. At third quarter-end 2010, we had $760 million of unused borrowing capacity under our committed credit agreements and accounts receivable securitization facility.

	Committed Credit Agreements	Accounts Receivable Securitization Facility	Total
	(In millions)
Committed	$680	$250	$930
Less: Borrowings and commitments	(45)	(125)	(170)
Unused borrowing capacity at third quarter-end 2010	$635	$125	$760

On June 25, 2010 we replaced our existing $750 million revolving credit facility, which would have matured in July 2011, with a new credit facility that matures on June 25, 2014.  The new credit facility provides for a $600 million unsecured revolving line of credit with a $100 million sublimit for the issuance of letters of credit.  The remaining $80 million of our committed credit agreements are bilateral agreements that mature from 2010 to 2012.  At third quarter-end 2010, we had $16 million of letters of credit issued under our new credit facility and $29 million of borrowings outstanding under our bilateral agreements.  Subsequent to third quarter-end, we entered into a new bilateral agreement for $20 million and one of our existing bilateral agreements was increased from $15 million to $25 million, increasing our committed credit agreements to $710 million.

Our accounts receivable securitization facility expires in 2012.  At third quarter-end 2010, our borrowing base for this facility, which is determined by the level of our trade receivables, exceeded $250 million, the maximum committed amount of the facility.  Subsequent to third quarter-end 2010 the maturity of our accounts receivable securitization facility was extended to 2013.

Our unused borrowing capacity in third quarter 2010 ranged from a high of $760 million to a low of $698 million.  This fluctuating capacity results primarily from activity on our accounts receivable securitization facility.  This facility is used primarily to fund our operating cash needs, which fluctuate due to timing of collection of receivables, payment of payables and expenses, capital expenditures, and dividends, and to a lesser extent, to seasonal fluctuations in our operations.

Our debt agreements contain terms, conditions, and financial covenants customary for such agreements, including minimum levels of interest coverage and limitations on leverage.  We are currently in compliance with these covenants and do not currently anticipate any change in circumstances that would impair our ability to continue to comply with these covenants.

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

Financial Assets and Nonrecourse Financial Liabilities of Special Purpose Entities

In 2009, we arranged for the substitution of two banks issuing letters of credit securing the notes we received in connection with the 2007 sale of our timberland.  In each case, the credit ratings of the letter of credit bank had been reduced below the required minimums.  In first six months 2010, we entered into two separate three-year agreements, one with JP Morgan Chase Bank, National Association and one with Crédit Agricole Corporate and Investment Bank, whereby each of these banks agrees to issue up to $1.4 billion in irrevocable letters of credit in substitution for letters of credit issued by a bank whose credit ratings get reduced below the required minimums.  For each agreement, we paid an upfront fee, which is being amortized over the three-year term of the agreement, and also agreed to pay a quarterly fee on the unused commitment.  The aggregate expense related to the amortization of the upfront fees and the quarterly fees for both agreements totals about $1 million per quarter.

Off-Balance Sheet Arrangements

At third quarter-end 2010, there were no significant changes in off-balance sheet arrangements from that disclosed in our Annual Report on Form 10-K for the year 2009.

Pension and Postretirement Matters

Due to credit balances we have accumulated from our voluntary, discretionary contributions in prior years, we have no funding requirement under ERISA in 2010.  We made $30 million in voluntary, discretionary contributions to our qualified defined benefit pension plan in first nine months 2010.

The Patient Protection and Affordable Care Act was enacted in first quarter 2010.  As a result, our tax expense in first nine months 2010 includes a one-time tax charge of $3 million due to elimination of the tax deduction for our expenses reimbursed under the Medicare Part D subsidy program.  The Patient Protection and Affordable Care Act will affect the health care benefits we offer to substantially all of our employees.  We are studying the provisions of this legislation and are awaiting the issuance of implementing regulations.  As a result, at this time, we are unable to determine the specific effects this legislation will have on the health care benefits we provide to our employees and any related financial impact.

Energy

Energy costs were $222 million in first nine months 2010 compared with $205 million in first nine months 2009.  Our energy costs fluctuate based on the market prices we pay for these commodities and on the amount and mix of fuels we may use.  We continue to reduce our dependency on natural gas.  We hedge very little of our energy needs.  It is likely that these costs will continue to fluctuate for the remainder of 2010.

Litigation, Contingencies, and Related Matters

We are involved in various legal proceedings that arise from time to time in the ordinary course of doing business, and we believe that adequate reserves have been established for any probable losses.  In third quarter 2010, there were no material developments in pending legal proceedings other than as disclosed in Part II, Item 1 of this report.

In first nine months 2010 we closed our Phoenix, Arizona box plant.  Certain of the plant’s employees participated in a multi-employer pension plan.  We may incur a claim for additional contributions due to the plan’s unfunded pension obligations.  At this time we are unable to predict if such a claim will be made and if so, the amount that might be claimed.

We do not believe that the outcome of any of these matters should have a material adverse effect on our financial position or long-term results of operations or cash flows.

Calculation of Non-GAAP Financial Measure

	Consolidated	Corrugated Packaging	Building Products
	(In millions)
First Nine Months 2010
Return:
Segment operating income determined in accordance with GAAP	$226	$230	$(4)
Items not included in segments:
General and administrative expense	(54)	N/A	N/A
Share-based and long-term incentive compensation	(20)	N/A	N/A
	$152	$230	$(4)

Investment:
Beginning of year total assets or segment assets determined in accordance with GAAP	$5,709	$2,295	$545
Adjustments:
Current liabilities (excluding current portion of long-term debt)	(471)	(276)	(44)
Financial assets of special purpose entities	(2,475)	N/A	N/A
Municipal bonds related to capital leases included in other assets	(188)	N/A	N/A
	$2,575	$2,019	$501

ROI, annualized	7.9%	15.2%	(1.1)%

First Nine Months 2009
Return:
Segment operating income determined in accordance with GAAP	$281	$290	$(9)
Items not included in segments:
General and administrative expense	(53)	N/A	N/A
Share-based and long-term incentive compensation	(39)	N/A	N/A
	$189	$290	$(9)

Investment:
Beginning of year total assets or segment assets determined in accordance with GAAP	$5,869	$2,366	$580
Adjustments:
Current liabilities (excluding current portion of long-term debt)	(445)	(257)	(45)
Financial assets of special purpose entities	(2,474)	N/A	N/A
Municipal bonds related to capital leases included in other assets	(188)	N/A	N/A
	$2,762	$2,109	$535

ROI, annualized	9.1%	18.3%	(2.2)%

ROI annualized is not necessarily indicative of the ROI that may be expected for the entire year.

STATISTICAL AND OTHER DATA

Revenues and unit sales, excluding joint venture operations, follows:

	Third Quarter		First Nine Months
	2010	2009	2010	2009
	(Dollars in millions)
Revenues
Corrugated Packaging
Corrugated Packaging	$746	$699	$2,195	$2,177
Paperboard (a)	63	35	152	109
	$809	$734	$2,347	$2,286

Building Products
Lumber	$51	$48	$172	$139
Gypsum wallboard	42	38	115	109
Particleboard	30	35	104	108
Medium density fiberboard	17	16	56	49
Fiberboard	7	8	23	18
Other	10	6	30	23
	$157	$151	$500	$446

Unit sales
Corrugated Packaging
Corrugated packaging, thousands of tons	815	825	2,499	2,490
Paperboard, thousands of tons (a)	120	89	306	264
	935	914	2,805	2,754

Building Products
Lumber, million board feet	197	183	560	555
Gypsum wallboard, million square feet	347	328	979	870
Particleboard, million square feet	89	103	306	309
Medium density fiberboard, million square feet	30	31	101	96
Fiberboard, million square feet	37	41	116	95
_______
(a)  Paperboard includes containerboard and light-weight gypsum facing paper.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

Our variable-rate debt was $154 million at third quarter-end 2010 and $155 million at year-end 2009.  A one percent change in interest rates would change our annual interest expense on variable-rate debt by $2 million.

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

The following table illustrates the estimated effect on our pre-tax income of immediate, parallel, and sustained shifts in interest rates for the next 12 months at third quarter-end 2010 on our variable-rate debt and our net financial assets and nonrecourse financial liabilities of special purpose entities, with comparative year-end 2009 information.

	Increase (Decrease)
	Third Quarter-End 2010			Year-End 2009
	Variable Rate Debt	Special Purpose Entities - Net	Total	Variable Rate Debt	Special Purpose Entities - Net	Total
	(In millions)
Change in Interest Rates
+2%	$ (3)	$ 5	$ 2	$ (3)	$ 5	$ 2
+1%	(2)	3	1	(2)	3	1
-1%	2	N/A	2	2	N/A	2
-2%	N/A	N/A	N/A	N/A	N/A	N/A

The down two percent scenario is not applicable due to the current low interest rate environment.  The down one percent scenario is not applicable to our special purpose entities due to the current low interest rate environment.

Foreign Currency Risk

In first nine months 2010, there were no significant changes in foreign currency risk from that disclosed in our Annual Report on Form 10-K for the year 2009.

Commodity Price Risk

In first nine months 2010, there were no significant changes in commodity price risk from that disclosed in our Annual Report on Form 10-K for the year 2009.

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

In third quarter 2010, there were no material developments in pending legal proceedings other than as set forth below.

On September 9, 2010, Temple-Inland was one of eight containerboard producers named as defendants in a class action complaint that alleged a civil violation of Section 1 of the Sherman Act. The suit is captioned Kleen Products LLC v. Packaging Corp. of America (N.D. Ill.). The complaint alleges that the defendants, beginning in August 2005, conspired to artificially increase prices of containerboard and corrugated containers.  The alleged class is all persons in the United States who purchased corrugated sheets or corrugated containers directly from any defendant during the period August 2005 to the present.  The complaint seeks to recover an unspecified amount of treble actual damages and attorney’s fees on behalf of the purported class.  Four additional plaintiffs have filed substantially the same complaints in the Northern District of Illinois.  We expect all five cases to be consolidated.  We strongly dispute the allegations made against the Company and intend to defend vigorously against this litigation.  However, because this action is in its preliminary stages, we are unable to predict an outcome or to estimate a range of reasonably possible loss.

For other developments in Legal Proceedings since we filed our Annual Report on Form 10-K for the year 2009, please see our Quarterly Report on Form 10-Q for the period ended July 3, 2010.

Item 1A.	Risk Factors

There are no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (a)
Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
Month 1 (7/1/2010 – 7/31/2010)	––		$ ––	––	6,650,000
Month 2 (8/1/2010 – 8/30/2010)	––		$ ––	––	6,650,000
Month 3 (9/1/2010 – 9/31/2010)	1,036	(b)	$ 19.34	––	6,650,000
Total	1,036		$ 19.34	––
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
The following materials from Temple-Inland's Quarterly Report on Form 10-Q for the quarter ended October 2, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEMPLE-INLAND INC. (Registrant)
Dated: November 8, 2010	By:	/s/ Randall D. Levy
Name: Randall D. Levy
Title: Chief Financial Officer

	By:	/s/ Troy L. Hester
Name: Troy L. Hester
Title: Corporate Controller and Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Description	Page No.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	35
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	37
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	39
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	40
101.1

The following materials from Temple-Inland's Quarterly Report on Form 10-Q for the quarter ended October 2, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.