Form 10-K
period 2011-01-01
TEMPLE INLAND INC
filed 2011-02-22
CIK 731939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended January 1, 2011
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing sales price of the Common Stock on the New York Stock Exchange on July 3, 2010, was approximately $1,887,700,000. For purposes of this computation, all officers, directors, and five percent beneficial owners of the registrant (as indicated in Item 11) are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or five percent beneficial owners are, in fact, affiliates of the registrant.

As of February 16, 2011, there were 108,192,461 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive proxy statement to be prepared in connection with the 2011 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

i

PART I

Item 1.	Business

Introduction

Temple-Inland Inc. is a Delaware corporation that was organized in 1983. We manufacture corrugated packaging and building products, which we report as separate operating segments. The following chart presents our corporate structure at year-end 2010. It does not contain all our subsidiaries, many of which are dormant or immaterial entities. A list of our subsidiaries is filed as an exhibit to this Annual Report on Form 10-K. All subsidiaries shown are 100 percent owned by their immediate parent company listed in the chart, unless indicated otherwise.

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

Narrative Description of the Business

Corrugated Packaging.  Our corrugated packaging segment provided 83 percent of our 2010 consolidated net revenues. Our vertically integrated corrugated packaging operation includes:

  seven mills, and
  59 converting facilities.

We manufacture containerboard (linerboard, corrugating medium, and white-top linerboard) and convert it into a complete line of corrugated packaging. We also manufacture light-weight gypsum facing paper at our mill in Newport, Indiana. We converted 92 percent of the containerboard we manufactured in 2010, in combination with containerboard we purchased from other producers, into corrugated containers at our converting facilities. We sold the remainder of the containerboard we produced in the domestic and export markets. We routinely buy and sell various grades of containerboard depending on our product mix.

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

We serve over 9,500 corrugated packaging customers with 15,000 shipping destinations. We have no single customer to which sales equal ten percent or more of consolidated revenues or the loss of which would have a material adverse effect on our corrugated packaging segment.

Sales of corrugated packaging track changing population patterns and other demographics. Historically, there has been a correlation between the demand for corrugated packaging and orders for nondurable goods.

Building Products.  Our building products segment provided 17 percent of our 2010 consolidated net revenues. We manufacture a wide range of building products, including:

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

Raw Materials

Wood fiber, in various forms, is the principal raw material we use in manufacturing our products. In 2010, we purchased 42 percent of our virgin wood fiber requirements pursuant to long-term fiber supply agreements, the most significant of which were entered into in connection with our timberland sale in 2007. Purchases under these agreements are at market prices. The balance of our virgin wood fiber requirements was purchased at market prices from numerous landowners and other timber owners, as well as other producers of wood by-products.

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

In 2010, recycled fiber represented 43 percent of the total fiber needs of our mill system. We purchase recycled fiber at market prices on the open market from numerous suppliers. We generally produce more linerboard and less corrugating medium than is used by our converting facilities. The deficit of corrugating medium is filled through open market purchases and/or trades, and we sell any excess linerboard in the open market.

We obtain gypsum for our wallboard operation in Fletcher, Oklahoma, from one outside source through a long-term purchase contract at market prices. At our gypsum wallboard plants in West Memphis, Arkansas, and Cumberland City, Tennessee, synthetic gypsum (also referred to as flue gas desulfurization gypsum or FGD gypsum) is used as a raw material. Synthetic gypsum is a by-product of coal-fired industrial processes. We have a long-term supply agreement for synthetic gypsum that our supplier obtains from nearby industries, including a Tennessee Valley Authority electrical plant located adjacent to our Cumberland City plant. Synthetic gypsum acquired pursuant to this agreement supplies substantially all the synthetic gypsum required by our Cumberland City and West Memphis plants. Our gypsum wallboard plant in McQueeney, Texas, uses a combination of gypsum obtained from its own quarry and synthetic gypsum.

We believe the sources outlined above will be sufficient to supply our principal raw material needs for the foreseeable future. The fiber market is difficult to predict and there can be no assurance of the future direction of prices for virgin wood or recycled fiber. It is likely that prices for fiber will continue to fluctuate in the future.

Energy

Electricity and steam requirements at our manufacturing facilities are either supplied by a local utility or generated internally through the use of a variety of fuels, including natural gas, fuel oil, coal, petroleum coke, tire derived fuel, wood bark, and other waste products resulting from the manufacturing process. By utilizing these waste products and other wood by-products as a biomass fuel to generate electricity and steam, we were able to generate 85 percent of our energy requirements in 2010 at our mills in Rome, Georgia; Bogalusa, Louisiana; and Orange, Texas. In some cases where natural gas or fuel oil is used, our facilities possess a dual capacity enabling the use of either fuel as a source of energy.

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

Employees

We have 10,500 employees, of which 9,500 are located in the United States. Approximately 4,000 of our employees in the United States are represented by a union. The majority of the union representation is through the United Steelworkers or USW.

In 2009, we entered into a framework bargaining agreement with the USW that covers our five mills with USW represented workforces: Rome, Georgia; Bogalusa, Louisiana; New Johnsonville, Tennessee; Orange, Texas; and Newport, Indiana. The framework agreement provides for a four-year contract and will be applied to all contracts expiring through 2012.

We have 32 converting facilities where the employees are represented by a union, 26 of which are represented by the USW. In 2011, nine of these contracts will expire and need to be renegotiated.

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

Our operations are subject to federal, state, and local provisions regulating discharges into the environment and otherwise related to the protection of the environment. Compliance with these provisions, primarily the Federal Clean Air Act, Clean Water Act, Comprehensive Environmental Response, Compensation and Liability Act of 1980 (or CERCLA), as amended by the Superfund Amendments and Reauthorization Act of 1986 (or SARA), Toxic Substances Control Act of 1976 (or TSCA), and Resource Conservation and Recovery Act (or RCRA), requires us to invest substantial funds to modify facilities to assure compliance with applicable environmental regulations. Capital expenditures directly related to environmental compliance totaled $13 million in 2010. This amount does not include capital expenditures made for another purpose that have an indirect benefit on environmental compliance.

Future expenditures for environmental control facilities will depend on new laws and regulations and other changes in legal requirements and agency interpretations thereof, as well as technological advances. We expect the prominence of environmental regulation and compliance to continue for the foreseeable future. Given these uncertainties, we currently estimate that capital expenditures for environmental purposes, excluding expenditures related to the Maximum Achievable Control Technology (or MACT) programs and landfill closures discussed below, will be $11 million in 2011, $7 million in 2012, and $8 million in 2013. The estimated expenditures could be significantly higher if more stringent laws and regulations are implemented.

In 2004, the United States Environmental Protection Agency (or EPA) published the Boiler MACT regulations affecting industrial boilers and process heaters burning all fuel types with the exception of small gas-fired units. In 2007 the U.S. Court of Appeals for the D.C. Circuit remanded and vacated the Boiler MACT regulations. EPA published new proposed Boiler MACT regulations for comment in April 2010. The Court has ordered EPA to promulgate final regulations by February 21, 2011. The EPA announced it will promulgate final regulations by this date but with standards significantly different than the April 2010 proposal. Because of the uncertainty as to the requirements of the final regulations, we are unable at this time to estimate what additional expenditures, if any, we might incur in order to comply with Boiler MACT regulations. We estimated our cost to comply with the regulations as proposed in April 2010 to be $70-$85 million based upon initial assessments and engineering performed by third parties. We anticipate compliance will not be required before 2014.

We own landfills used for disposal of non-hazardous waste at four containerboard mills and two building products facilities. Based on third-party cost estimates, we expect to spend, on an undiscounted basis, $42 million through 2083 to ensure proper closure of these landfills. The estimated annual average closure cost through 2020 for these landfills is $1 million per year. We also have one additional site that we are remediating. We expect to spend, on an undiscounted basis, $2 million for the remediation of that site. Appropriate reserves have been established for these closure and remediation costs.

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

Our facilities are periodically inspected by environmental authorities. We are required to file with these authorities periodic reports on the discharge of pollutants. Occasionally, one or more of our facilities may operate in violation of applicable pollution control standards, which could subject us to fines or penalties. We believe that any fines or penalties that may be imposed as a result of these violations will not have a material adverse effect on our earnings or competitive position. No assurance can be given, however, that any fines levied in the future for any such violations will not be material.

Under CERCLA, liability for the cleanup of a Superfund site may be imposed on waste generators, site owners and operators, and others regardless of fault or the legality of the original waste disposal activity. While joint and several liability is authorized under CERCLA, as a practical matter, the cost of cleanup is generally allocated among the many waste generators. We are named as a potentially responsible party in proceedings relating to the cleanup of seven hazardous waste sites under CERCLA and similar state laws, excluding sites for which our records disclose no involvement or for which our potential liability has been finally determined. In all but two of these sites, we are either designated as a de minimus potentially responsible party or believe our financial exposure is insignificant. We have conducted investigations or document review for all seven sites and currently estimate that the remediation costs to be allocated to us are about $2 million and should not have a material effect on our earnings, cash flows, or competitive position. There can be no assurance that we will not be named as a potentially responsible party at additional Superfund sites in the future or that the costs associated with the remediation of those sites would not be material.

Climate Change

There is an increasing likelihood that our manufacturing sites could be affected in some way in the future by regulation or taxation of greenhouse gas, or GHG, emissions. Although climate change legislation is pending in Congress, it is difficult at this time to estimate the likelihood of passage of legislation, or alternatively, the potential impact of direct regulation of GHG emissions by the EPA. Several states, including California, have implemented their own GHG regulatory programs. Our sites that are subject to state-imposed GHG regulations, have not experienced significant cost increases as a result, although future application of these restrictions or additional GHG emission restrictions could result in significant compliance costs. In addition to direct regulation of GHG emissions, certain state and pending federal legislation proposes to reduce GHG emissions by providing incentives to use biomass fuels for the production of electricity. A broad definition of qualified biomass could result in the diversion of wood fiber from paper and forest products manufacturing to energy production, which could result in substantially higher prices for wood fiber. Potential consequences of such federal and state regulations include increased capital requirements at the time of permitting for new emission sources or major modification of existing sources and at the time of renewal of existing permits. Also, such regulations could cause energy and wood fiber costs to rise faster than the level of general inflation, as well as increase direct compliance costs. Currently, however, it is not possible to estimate the likely financial impact of potential future GHG regulation or taxation on any of our manufacturing sites.

Coal Combustion By-products

EPA has published two alternative proposals regulating Coal Combustion By-products (CCBs). One proposal (Option 1) would designate all CCBs destined for disposal as hazardous waste and regulate their disposal accordingly. The second proposal (Option 2) maintains the current regulatory status for CCBs as non-hazardous waste, but imposes new performance standards for disposal activities. In the preamble to the rule proposal, EPA repeatedly states that neither proposal is intended to regulate CCBs destined for beneficial use, including flue gas desulfurization gypsum (FGD gypsum), also referred to as synthetic gypsum, used in the manufacture of wallboard. Contingent upon the actual language of the final regulation, designating FGD gypsum as a hazardous waste, even with the beneficial use exception, could have a potential direct impact on our continued use of FGD gypsum, which makes up approximately 60 percent of the raw material requirements for our gypsum wallboard manufacturing. Alternate sources of natural gypsum are available but at a higher delivered cost. Such designation of FGD gypsum as hazardous waste would reverse the EPA’s affirmative determination in 1993 and in 2000 that FGD gypsum was non-hazardous and negate the EPA’s express encouragement of the use of CCBs in the manufacture of building products. The designation of CCBs as hazardous waste could also have the indirect impact of potentially raising the cost of electricity as coal-fired utilities would incur increased waste disposal costs that would likely be passed through to customers. Until any such regulation is actually proposed for final adoption, it is not possible to estimate the financial impact of this potential regulation.

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

The corrugated packaging industry is highly competitive with 1,250 box plants in the United States and 300 in Mexico. Our box plants accounted for 13 percent of total industry shipments in 2010, making us the third largest producer of corrugated packaging in the United States. Although corrugated packaging is dominant in the national distribution process, our products also compete with various other packaging materials, including products made of paper, plastics, wood, and metals.

In building products markets, we compete with many companies that are substantially larger and have greater resources in the manufacturing of building products.

Executive Officers of the Registrant

The names, ages, and titles of our executive officers are:

Name	Age	Office
Doyle R. Simons	47	Chairman of the Board and Chief Executive Officer
J. Patrick Maley III	49	President and Chief Operating Officer
Larry C. Norton	51	Group Vice President
Dennis J. Vesci	63	Group Vice President
Randall D. Levy	59	Chief Financial Officer and Treasurer
J. Bradley Johnston	55	Chief Administrative Officer
C. Morris Davis	68	General Counsel
Scott Smith	56	Chief Information Officer
Grant F. Adamson	52	Chief Governance Officer
Leslie K. O’Neal	55	Senior Vice President, Assistant General Counsel and Secretary
Carolyn C. Ferguson	50	Vice President, Internal Audit
Troy L. Hester	54	Principal Accounting Officer and Corporate Controller

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

Randall D. Levy was named Chief Financial Officer in May 1999 and Treasurer in November 2008. Mr. Levy joined the Company in 1989 serving in various capacities in our former financial services segment before being named Chief Financial Officer.

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

Leslie K. O’Neal was named Senior Vice President in May 2010. Ms. O’Neal served as Vice President since August 2002 and has served as Secretary since February 2000 after serving as Assistant Secretary since 1995. Ms. O’Neal, who joined the Company in 1980, also serves as Assistant General Counsel, a position she has held since 1985.

Carolyn C. Ferguson was named Vice President, Internal Audit, in August 2005. Ms. Ferguson joined the Company in 2001 as Director, Internal Audit.

Troy L. Hester was named Principal Accounting Officer in August 2006. Mr. Hester has been with Temple-Inland since 1999 and has served in various capacities including Controller of our former financial services segment, Vice President Accounting Center, and was named Corporate Controller in May 2006.

The Board of Directors annually elects officers to serve until their successors have been elected and have qualified or as otherwise provided in our Bylaws.

Available Information

From our Internet website, http://www.templeinland.com, you may obtain, free of charge, additional information about us including:

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

The business segments in which we operate are highly competitive and are affected to varying degrees by supply and demand factors and economic conditions, including changes in production of nondurable goods, interest rates, new housing starts, home repair and remodeling activities, and the strength of the U.S. dollar. Given the commodity nature of the markets for our manufactured products, we have little control over market pricing or market demand. No single company is dominant in any of our industries.

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

The operating results of our corrugated packaging and building products segments reflect each such industry’s general cyclical pattern. While the cycles of each industry do not historically coincide, demand and prices in each historically tend to drop in an economic downturn. The building products industry is further influenced by the residential construction and remodeling markets. Further, each industry periodically experiences substantial overcapacity. Both industries are capital intensive, which leads to high fixed costs and historically results in continued production as long as prices are sufficient to cover marginal costs. These conditions have contributed to substantial price competition and volatility in these industries, even when demand is strong. From time to time, we have closed certain of our facilities or have taken downtime in order to match our production with the demand for our products and we may continue to do so, thereby reducing our total production levels. Certain of our competitors have also temporarily closed or reduced production at their facilities, but can reopen and/or increase production capacity at any time, which could exacerbate overcapacity in these industries and depress prices.

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

One example of a potential regulatory change involves the EPA considering regulations that would classify materials produced primarily from the combustion of coal in coal-fired industrial processes (sometimes referred to as coal combustion by-products) as hazardous materials. Such regulation could impact our use of synthetic gypsum in the manufacture of gypsum wallboard. If synthetic gypsum, along with other coal combustion by-products, is classified as a hazardous material, our use of it as a raw material may be adversely affected, and we could need to find alternative sources of gypsum. These alternative sources would likely be materially more expensive than the synthetic gypsum we currently use. For a more detailed description, please see “Environmental Protection — Coal Combustion By-products” on page 5.

Another example is pending legislative and regulatory actions concerning greenhouse gas (GHG) emissions. Potential consequences of such federal and state regulations include increased capital requirements at the time of permitting for new emission sources or major modification of existing sources, and at the time of renewal of existing permits. Also, such regulations will potentially increase energy and wood fiber costs above the level of general inflation, as well as increase direct compliance costs. For a more detailed description, please see “Environmental Protection — Climate Change” on page 5.

Profitability in our building products segment will continue to be negatively affected as long as the United States continues to experience historically low levels of residential construction.

The residential homebuilding industry is sensitive to changes in economic conditions, including employment, interest rates, foreclosure rates, and availability of financing. These conditions have resulted in residential construction in the United States reaching the lowest levels in decades. Profitability in our building products segment will continue to be negatively affected as long as the United States continues to experience historically low levels of residential construction. Any further adverse changes in market conditions generally, or particularly in the market regions where we operate, could result in lower pricing and demand for many of our building products, particularly lumber and gypsum wallboard, which could have increased negative effects on our revenues and earnings.

Recent conditions in financial markets could have adverse consequences on our ability to finance our operations.

Recent conditions in financial markets, which include the bankruptcy and restructuring of certain financial institutions, could affect financial institutions with which we have relationships and result in adverse effects on our ability to finance our operations. The possible effects of these conditions would include the possibility that a lender under our existing credit facilities may be unwilling or unable to fund a borrowing request, and we may not be able to replace any such lender. In addition, financial market conditions could have a negative effect on the ability of customers, suppliers, and others to conduct business with us on a normal basis.

We may incur additional costs in connection with our box plant transformation initiative and there is no guarantee that this initiative will be successful.

Over the past few years, we have been focused on changing the culture in our box plant system to run converting equipment near design capacity, thereby lowering costs through improved asset utilization. We refer to our current initiative as Box Plant Transformation II. While we expect our cost saving initiatives will result in significant savings throughout our company, our estimated savings are based on several assumptions that may prove to be inaccurate. Accordingly, we cannot provide assurance that we will realize these cost savings or that, if realized, these cost savings will be sustained. If we cannot successfully implement and sustain these strategic initiatives, our financial condition and results of operations could be negatively affected. For more information on our box plant transformation initiative, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 24.

Our performance depends on the uninterrupted operation of our facilities, which are becoming increasingly dependent on our information technology systems.

Our performance depends on the efficient and uninterrupted operation of the manufacturing equipment in our production facilities. The inability to operate one or more of our facilities due to a natural disaster; power outage; labor dispute; or failure of one or more of our information technology, telecommunications, or other systems could significantly impair our ability to manufacture our products. Our manufacturing equipment is becoming increasingly dependent on our information technology systems. A disruption in our information technology systems due to a catastrophic event or security breach could interrupt or damage our operations. In addition, we could be subject to reputational harm or liability if confidential customer information is misappropriated from our information technology systems. Despite our security measures and business continuity plans, these systems could be vulnerable to disruption, and any such disruption could negatively affect our financial condition and results of operations.

The level of returns on pension and postretirement plan assets and the actuarial assumptions used for valuation purposes could affect our earnings and cash flows in future periods.

Assumptions used in determining projected benefit obligations and the expected return on plan assets for our pension plan and other postretirement benefit plans are evaluated by us in consultation with outside actuaries. If we determine that changes are warranted in the assumptions used, such as the discount rate, expected long-term rate of return, or health care cost trend rate, our future pension and postretirement benefit expenses and funding requirements could increase. In addition, several factors could result in actual results differing significantly from the actuarial assumptions that we use. Funding obligations are determined based on the value of assets and liabilities on a specific date as required under relevant regulations. Future pension funding requirements, and the timing of funding payments, could be affected by legislation enacted by governmental authorities.

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

In 2007, we sold our strategic timberland in a manner intended for U.S. federal income tax purposes to defer recognition of a substantial portion of the gain on the sale. Under the installment method, we will not be required to pay U.S. federal income taxes on the deferred gain until we are required to recognize the gain for income tax purposes. We received opinions of tax counsel regarding the timberland sale and the deferred gain. The opinions rely on certain facts, assumptions, representations, and undertakings from us regarding the past and future conduct of our businesses and other matters. If any of these are incorrect or not otherwise satisfied, then we may not be able to rely on the opinions. Notwithstanding the opinions, the IRS could determine on audit that the gain does not qualify for deferral if it determines that any of these facts, assumptions, representations, or undertakings are not correct or have been violated or that the transaction otherwise does not qualify for the installment method. In any such event, some or all of the deferred taxes recorded from the gain on the sale of our timberlands and payable in 2027 could become currently payable.

If the credit ratings of a bank issuing letters of credit in our timberland financing transaction are lowered below designated levels and we failed to secure substitute letter of credit issuers, we could be required to fund significant U.S. federal income tax liabilities the payment of which we believe to be deferred.

The financial assets of special purpose entities relate to the sale of our strategic timberlands in 2007 and are secured by letters of credit issued by four banks. The letters of credit are secured by the purchaser’s long-term cash deposits with the banks. The letter of credit issuers are required to maintain a credit rating on their long-term unsecured debt of at least A+ by Standard & Poor’s Financial Services LLC, a subsidiary of McGraw-Hill Companies, Inc., and A1 by Moody’s Investors Service, Inc. If a credit rating of any of these banks were downgraded below this level, the bank must be replaced with another qualifying financial institution. To date two letter of credit banks have been replaced. The credit ratings of all the participating banks are currently at or above the designated level, and we have agreements with two additional banks pursuant to which each bank agrees to issue up to $1.4 billion in irrevocable letters of credit in substitution for letters of credit issued by a bank whose credit ratings get reduced below the required minimums. If a credit rating of one of the participating banks were downgraded below the designated level and following the downgrade a qualifying financial institution could not be substituted (which would be referred to as a failed substitution), it is possible that a portion of the deferred taxes recorded from the gain on the sale of our timberlands and payable in 2027 would become currently payable. If there were a second failed substitution, it is possible that the remaining deferred taxes from the gain on the sale of our timberlands would become currently payable. For a more detailed description, please see “Capital Resources and Liquidity-Financial Assets and Nonrecourse Financial Liabilities of Special Purpose Entities” on page 37.

We have interest rate risk in connection with our financial assets and nonrecourse financial liabilities of special purpose entities.

In October 2007, we received $2.38 billion in notes due in 2027 from the sale of our strategic timberland, which we later contributed to two wholly-owned, bankruptcy-remote special purpose entities. In December 2007, the special purpose entities pledged the notes as collateral for $2.14 billion nonrecourse loans payable in 2027. Both the notes and the borrowings require quarterly interest payments based on variable interest rates. Interest rates on the notes are based on LIBOR and reset quarterly. Interest rates on the borrowings reflect the lenders’ pooled commercial paper issuances and reset daily. Because of the differences in reference rates, margins, and reset dates, there could be periods in which the interest paid on the nonrecourse financial liabilities is significantly more than the interest received on the financial assets. For a more detailed description, please see “Capital Resources and Liquidity-Financial Assets and Nonrecourse Financial Liabilities of Special Purpose Entities” on page 37.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We own and operate manufacturing facilities throughout the United States, four converting plants in Mexico, and one in Puerto Rico. We believe our manufacturing facilities are suitable for their purposes and adequate for our business. Additional information about selected facilities by business segment follows:

Paperboard Mills

Location	Product	Number of Machines	Annual Capacity	2010 Production
			(In tons)
Ontario, California	Linerboard and corrugating medium	1	360,190	354,939
Rome, Georgia	Linerboard	2	877,100	811,006
Orange, Texas	Linerboard and corrugating medium	2	778,650	788,755
Bogalusa, Louisiana	Linerboard	2	895,000	859,883
Maysville, Kentucky	Linerboard and corrugating medium	1	524,900	495,993
New Johnsonville, Tennessee	Corrugating medium	1	372,860	367,484
Newport, Indiana	Corrugating medium, white-top linerboard, and gypsum facing paper	1	356,570	357,437
			4,165,270	4,035,497

Converting Facilities*

Location	Corrugator Size
Fort Smith, Arkansas	87”
Fort Smith, Arkansas(1)***	None
Bell, California	98”
Buena Park, California(1)	85”
El Centro, California(1)	87”
Gilroy, California(1)	87”
Gilroy, California(1)***	98”
Ontario, California	87”
Santa Fe Springs, California	98”

Location	Corrugator Size
Santa Fe Springs, California(1)**	87” and 85”
Tracy, California	110”
Union City, California(1)***	None
Wheat Ridge, Colorado	87”
Orlando, Florida	98”
Tampa, Florida(1)	78”
Carol Stream, Illinois (closure announced for second quarter 2011)	87”
Chicago, Illinois	87”
Chicago, Illinois(1)***	None
Elgin, Illinois	78”
Elgin, Illinois***	None
Crawfordsville, Indiana	98”
Indianapolis, Indiana	87”
Indianapolis, Indiana***	None
St. Anthony, Indiana***	None
Tipton, Indiana***	110”
Garden City, Kansas	98”
Kansas City, Kansas	87”
Bogalusa, Louisiana	98”
Minden, Louisiana	98”
Minneapolis, Minnesota	87”
St. Louis, Missouri	87”
St. Louis, Missouri***	98”
Milltown, New Jersey(1)***	None
Spotswood, New Jersey	98”
Binghamton, New York	87”
Buffalo, New York***	None
Scotia, New York***	None
Utica, New York***	None
Warren County, North Carolina	98”
Madison, Ohio***	None
Marion, Ohio	87”
Middletown, Ohio	98”
Streetsboro, Ohio	98”
Biglerville, Pennsylvania	98”
Hazleton, Pennsylvania	98”
Littlestown, Pennsylvania***	None
Vega Alta, Puerto Rico	87”
Lexington, South Carolina	98”
Ashland City, Tennessee(1)***	None
Elizabethton, Tennessee(1)***	None
Dallas, Texas	98”
Edinburg, Texas	87”
San Antonio, Texas	98”
San Antonio, Texas***	98”
Petersburg, Virginia	98”
San Jose Iturbide, Mexico	98”

Location	Corrugator Size
Monterrey, Mexico	87”
Los Mochis, Sinaloa, Mexico	98”
Guadalajara, Mexico(1)***	None
____________

*
The annual capacity of the converting facilities is a function of the product mix, customer requirements and the type of converting equipment installed and operating at each plant, each of which varies from time to time.

**	This plant has two corrugators.

***	Sheet or sheet feeder plants.

(1)	Leased facilities.

Additionally, we own a graphics resource center in Indianapolis, Indiana, that has a 100” preprint press. We lease 37 warehouses located throughout much of the United States.

Building Products

Description	Location	Rated Annual Capacity
		(In millions of
		board feet)
Lumber	Diboll, Texas	270	*
Lumber	Pineland, Texas	360	**
Lumber	Buna, Texas	198	***
Lumber	Rome, Georgia	180
Lumber	DeQuincy, Louisiana	198
Total lumber		1,206
____________

*	Includes separate finger jointing capacity of 20 million board feet.

**	Includes separate stud mill capacity of 110 million board feet.

***	In 2009, production at this facility was ceased for an indefinite period.

Description	Location	Rated Annual Capacity
		(In millions of
		square feet)
Gypsum Wallboard	West Memphis, Arkansas	440
Gypsum Wallboard	Fletcher, Oklahoma	460
Gypsum Wallboard	McQueeney, Texas	400
Gypsum Wallboard	Cumberland City, Tennessee	800
Total gypsum wallboard		2,100
Particleboard	Monroeville, Alabama	150
Particleboard	Thomson, Georgia	150
Particleboard	Diboll, Texas	150
Particleboard	Hope, Arkansas	200
Total particleboard		650
MDF*	El Dorado, Arkansas	150
MDF(1)	Mt. Jewett, Pennsylvania	140
Total MDF		290
Fiberboard	Diboll, Texas	272

____________

*	The table shows the full capacity of this facility that is owned by a joint venture in which we own a 50 percent interest.

(1)	Leased facilities.

Other

We occupy 176,000 square feet of leased office space in Austin, Texas. We own and occupy a 150,000 square feet office building in Diboll, Texas.

Item 3.	Legal Proceedings

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

Antitrust

On September 9, 2010, we were one of eight containerboard producers named as a defendant in a class action complaint that alleged a civil violation of Section 1 of the Sherman Act. The suit is captioned Kleen Products LLC v. Packaging Corp. of America (N.D. Ill.). The complaint alleges that the defendants, beginning in August 2005, conspired to limit the supply and thereby increase prices of containerboard products. The alleged class is all persons who purchased containerboard products directly from any defendant for use or delivery in the United States during the period August 2005 to the present. The complaint seeks to recover an unspecified amount of treble actual damages and attorney’s fees on behalf of the purported class. Four similar complaints were filed and have been consolidated in the Northern District of Illinois. We strongly dispute the allegations made against us and intend to defend vigorously against this litigation. However, because this action is in its preliminary stages, we are unable to predict an outcome or to estimate a range of reasonably possible loss.

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

Guaranty Bank

In February 2007, we announced a transformation plan that included spinning off our financial services segment, Guaranty Financial Group (including its subsidiary Guaranty Bank), and our real estate segment,

Forestar Group, and selling our timberlands. In October 2007, we closed the sale of the timberlands, and in December 2007 we distributed 100 percent of the stock of Guaranty Financial Group and Forestar Group to our shareholders consistent with this transformation plan. Since their spin-off in December 2007, we have had no ownership in or affiliation with Guaranty Financial Group, Guaranty Bank, or Forestar Group. In connection with the spin-off, we received an opinion from a qualified advisor that Guaranty Financial Group and Guaranty Bank would be solvent and adequately capitalized after the spin-off. In addition, Guaranty Bank satisfied Office of Thrift Supervision criteria to be considered well capitalized both before and after the spin off.

In August 2009, the Office of Thrift Supervision closed Guaranty Bank and appointed the Federal Deposit Insurance Corporation (FDIC) as receiver. Shortly thereafter, Guaranty Financial Group, filed for bankruptcy. In second quarter 2010, we received a document request from the FDIC pursuant to an Order of Investigation of the acts of the former officers and directors of Guaranty Bank in connection with its failure. We voluntarily produced documents in our possession responsive to the request. We are not aware of any claims being filed in connection with Guaranty Bank’s failure. As a result of the process we followed in connection with the spin-off, we do not believe that if the receiver made any claim against us that we would have any liability related to the spin-off of Guaranty Financial Group.

Often in its capacity as receiver for a failed financial institution, the FDIC will bring professional liability claims against the directors and officers of the failed institution in an effort to recoup losses suffered by the deposit insurance fund. We are not currently aware of any such claims being filed in connection with the failure of Guaranty Bank. If any such claims are filed, certain of our employees and directors who served as officers or directors of Guaranty Bank or Guaranty Financial Group prior to the spin-off may have a right to seek indemnification from us for any losses suffered as a result of such claims. The indemnification would generally not be available to an individual who had not acted in good faith or had reason to believe their actions were opposed to our best interests. We believe that any such claims for indemnification would be limited to the time during which we owned Guaranty Bank and would be covered by our director and officer liability insurance. Accordingly, we do not anticipate that we would incur any significant liability if any such indemnification claims actually arise.

Hearing Loss

We have been named as a defendant in several cases in Louisiana state court claiming hearing loss as a result of continuous long-term hazardous noise exposure at one of our facilities. We have observed an increase in this type of litigation against operators of industrial facilities in states that exclude claims from long-term exposures from workers’ compensation coverage. While it is too early for us to form an opinion as to risk of loss in these matters, we believe that we substantially complied with workplace health and safety regulations and good industry practices relating to potential hearing loss over the various periods of employment. We will continue to defend vigorously against these allegations.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock is traded on the New York Stock Exchange. The high and low sales prices for our Common Stock and dividends paid in each fiscal quarter in the two most recent fiscal years were:

	2010			2009
	Price Range			Price Range
	High	Low	Dividends	High	Low	Dividends
First Quarter	$23.32	$15.95	$0.11	$6.47	$2.37	$0.10
Second Quarter	$25.03	$17.78	$0.11	$15.64	$4.95	$0.10
Third Quarter	$22.98	$15.48	$0.11	$18.90	$10.90	$0.10
Fourth Quarter	$22.94	$18.02	$0.11	$22.68	$14.85	$0.10
For the Year	$25.03	$15.48	$0.44	$22.68	$2.37	$0.40

Shareholders

Our stock transfer records indicated that as of February 16, 2011, there were approximately 4,175 holders of record of our Common Stock.

Dividend Policy

As indicated above, we paid quarterly dividends during each of the two most recent years in the amounts shown. On February 4, 2011, the Board of Directors declared a quarterly dividend on our Common Stock of $0.13 per share payable on March 15, 2011, to shareholders of record on March 1, 2011. The Board periodically reviews the dividend policy, and the declaration of dividends will necessarily depend upon our earnings and financial requirements and other factors within the discretion of the Board.

Issuer Purchases of Equity Securities(1)

Period	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
Month 1 (10/1/2010 — 10/31/2010)	308	$18.63	—	6,650,000
Month 2 (11/1/2010 — 11/30/2010)	5,790	$20.90	—	6,650,000
Month 3 (12/1/2010 — 12/31/2010)	266	$20.98	—	6,650,000
Total	6,364	$20.79	—
____________

(1)
On August 4, 2006, our Board of Directors authorized the repurchase of up to 6,000,000 shares of our common stock. We have purchased 4,350,000 shares under this authorization, which has no expiration date. On February 2, 2007, our Board of Directors authorized the purchase of up to an additional 5,000,000 shares of our common stock, increasing the maximum number of shares yet to be purchased under our repurchase plans to 6,650,000 shares. We have no plans or programs that expired during the period covered by the table above and no plans or programs that we intend to terminate prior to expiration or under which we no longer intend to make further purchases.

(2)	Represents shares purchased from employees to pay taxes related to the exercise of stock options.

Performance Graph

The following graph compares the cumulative total shareholder return on our common stock to the Standard & Poor’s 500 Stock Index and an index we composed of our peers assuming an investment of $100 and the reinvestment of all dividends over the five-year period ended December 31, 2010. At the end of 2007, we paid a special dividend of $10.25 per share and spun-off Forestar Group Inc. and Guaranty Financial Group Inc. In accordance with SEC rules our stock price has been adjusted in preparing the graph to reflect the special dividend and these spin-offs as special dividends that were reinvested in our stock. Due to the fundamental change to our company from these transactions, comparisons to periods before 2008 may not be meaningful.

The performance graph is based on a peer index composed of AbitibiBowater Inc.; Boise, Inc.; Canfor Corporation; Cascades Inc.; Catalyst Paper; Domtar Corporation; Glatfelter; Graphic Packaging Holding Co.; International Paper Company; MeadWestvaco Corporation; Mercer International Inc.; Neenah Paper Inc.; NewPage Corp.; Packaging Corporation of America; Rock-Tenn Co.; Smurfit-Stone Container Corporation; Verso Paper Corp.; Wausau Paper Corp.; and West Fraser Timber Co. Ltd. Some companies in our peer index do not have publicly traded common stock and are not included in the performance graph. The Standard & Poor’s 500 Stock Index is a broad equity market index published by Standard & Poor’s.

Assumes $100 invested on the last trading day in fiscal year 2005
Total return assumes reinvestment of dividends

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

Item 6.	Selected Financial Data

	For the Year
	2010	2009(a)	2008(b)	2007(c)	2006(d)
	(In millions, except per share)
Revenues:
Corrugated packaging	$3,153	$3,001	$3,190	$3,044	$2,977
Building products	646	576	694	806	1,119
Timber and timberland(e)	—	—	—	76	89
Total revenues	$3,799	$3,577	$3,884	$3,926	$4,185
Segment operating income:
Corrugated packaging	$333	$347	$225	$287	$255
Building products	(19)	(27)	(40)	8	221
Timber and timberland(e)	—	—	—	65	63
Segment operating income	314	320	185	360	539
Items not included in segments:
General and administrative expense	(70)	(70)	(76)	(100)	(107)
Share-based and long-term incentive compensation	(33)	(58)	2	(34)	(38)
Gain on sale of timberland(e)	—	—	—	2,053	—
Other operating income (expense)(f)	(16)	206	(29)	(188)	26
Other non-operating income (expense)(f)	(1)	(1)	—	(35)	93
Net interest income (expense) on financial assets and nonrecourse financial liabilities of special purpose entities(e)	(15)	(2)	(2)	10	—
Interest expense on debt	(51)	(63)	(81)	(111)	(123)
Income (loss) before taxes	128	332	(1)	1,955	390
Income tax (expense) benefit(g)	40	(125)	(7)	(753)	(103)
Income (loss) from continuing operations	168	207	(8)	1,202	287
Discontinued operations(h)	—	—	—	103	181
Net income (loss)	168	207	(8)	1,305	468
Less: Net (income) loss attributable to noncontrolling interest of special purpose entities(e)	—	(1)	—	—	—
Net income (loss) attributable to Temple-Inland Inc.	$168	$206	$(8)	$1,305	$468
Diluted earnings (loss) per share:
Income (loss) from continuing operations(i)	$1.52	$1.89	$(0.08)	$10.89	$2.53
Discontinued operations(h)	—	—	—	0.96	1.63
Net income (loss)	$1.52	$1.89	$(0.08)	$11.85	$4.16
Dividends per common share(j)	$0.44	$0.40	$0.40	$11.37	$1.00
Average basic shares outstanding	107.9	106.9	106.7	106.0	108.8
Average diluted shares outstanding	109.5	108.0	107.4	108.1	110.8
Common shares outstanding at year-end	108.0	107.4	106.5	106.1	104.9
Depreciation and amortization	$193	$200	$206	$214	$225
Capital expenditures	$233	$130	$164	$237	$204
At Year-End:
Assets:
Manufacturing assets	$3,434	$3,234	$3,395	$3,559	$3,627
Financial assets of special purpose entities(e)	2,475	2,475	2,474	2,383	—
Assets of discontinued operations(h)	—	—	—	—	16,847
Total assets	$5,909	$5,709	$5,869	$5,942	$20,474
Debt (long-term excluding current maturities and nonrecourse financial liabilities of special purpose entities)	$718	$710	$1,191	$852	$1,584
Nonrecourse financial liabilities of special purpose entities(e)	$2,140	$2,140	$2,140	$2,140	$—
Liability for pension and postretirement benefits	$434	$407	$290	$256	$366
Noncontrolling interest of special purpose entities(e)	$92	$92	$91	$—	$—
Temple-Inland Inc. shareholders’ equity	$929	$794	$686	$780	$2,189
Ratio of debt to total capitalization	44%	47%	63%	52%	42%
____________

(a)
In 2009, we adopted the following new accounting guidance: (i) Consolidation — adoption required the reclassification of $91 million of noncontrolling interest of special purpose entities to shareholders’ equity; and (ii) Earning Per Share — adoption reduced our earnings per share by $0.02 in 2009, $0.23 in 2007, and $0.06 in 2006; there was no impact in 2008.

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

(c)
In 2007, we adopted the following new accounting guidance: (i) Accounting for Uncertainty in Income Taxes — adoption increased our assets by $2 million, reduced our liabilities by $3 million and increased our beginning retained earnings by $5 million (we also reclassified $11 million from deferred income taxes to other long-term liabilities); and (ii) measurement date provisions of Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — adoption reduced our beginning retained earnings by $5 million.

(d)
In 2006, we adopted the following new accounting guidance: (i) Share-Based Payment — adoption decreased our 2006 income before taxes by $6 million; (ii) Accounting for Purchases and Sales of Inventory with the Same Counterparty — adoption decreased our income before taxes by $7 million in 2006 and $2 million in 2007; and (iii) Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — adoption increased our liability for pension and postretirement benefits by $76 million, decreased prepaid expenses and other assets by $16 million, decreased deferred income taxes by $35 million, and decreased shareholders’ equity by $57 million. In January 2006, we purchased our partner’s 50 percent interest in Standard Gypsum LP.

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

(f)	Other operating and non-operating income (expense) consists of:

	For the Year
	2010	2009	2008	2007	2006
	(In millions)
Other operating income (expense):
Alternative fuel mixture tax credits, net of costs	$10	$213	$—	$—	$—
Costs and asset impairments, primarily related to box plant transformation and in 2007 the impairment of a long-term lease on a building products particleboard facility	(26)	(5)	(9)	(55)	(4)
Transformation costs (advisory and legal fees, change of control and employee related)	—	—	(20)	(69)	—
Litigation	—	—	5	(56)	(6)
Environmental remediation	—	—	—	(9)	(8)
Softwood Lumber Agreement	—	—	—	—	42
Other charges	—	(2)	(5)	1	2
	$(16)	$206	$(29)	$(188)	$26
Other non-operating income (expense):
Substitution costs	$—	$(17)	$—	$—	$—
Gain (loss) on purchase and retirement of debt	(1)	15	—	—	—
Charges related to early repayment of debt	—	—	(4)	(40)	—
Tax litigation settlement	—	—	—	—	89
Interest and other income	—	1	4	5	4
	$(1)	$(1)	$—	$(35)	$93
____________

(g)
Income taxes include the following tax benefits and tax charges: in 2010 a benefit of $83 million related to cellulosic biofuel producer credits and a one-time charge of $3 million due to the elimination of the tax deduction for drug expenses reimbursed under the Medicare Part D subsidy program; in 2007 a benefit of $7 million, of which $3 million is related to changes to the State of Texas margin tax and $4 million is related to the resolution of state income tax matters; and in 2006 a benefit of $36 million, of which $6 million is related to the State of Texas margin tax and $30 million is related to the non-taxable tax litigation settlement.

(h)
Discontinued operations include our financial services and real estate segments, which were spun off to our shareholders on December 28, 2007, and the chemical business obtained in the Gaylord acquisition, which was sold in August 2007.

(i)	In 2008, earnings per share was based on average basic shares outstanding due to our loss from continuing operations.

(j)	Includes special dividends of $10.25 per share in 2007.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Accounting Policies

Critical Accounting Estimates

In preparing our financial statements, we follow U.S. generally accepted accounting principles, which in many cases require us to make assumptions, estimates, and judgments that affect the amounts reported. Our significant accounting policies are included in Note 1 to the Consolidated Financial Statements. Many of these policies are relatively straightforward. There are, however, a few accounting policies that are critical because they are important in determining our financial condition and results, and they are difficult for us to apply. They include asset impairments, contingency reserves, pension accounting and income taxes. The difficulty in applying these policies arises from the assumptions, estimates, and judgments that we have to make currently about matters that are inherently uncertain, such as future economic conditions, operating results and valuations, as well as our intentions. As the difficulty increases, the level of precision decreases, meaning actual results can, and probably will, differ from those currently estimated. We base our assumptions, estimates, and judgments on a combination of historical experiences and other factors that we believe are reasonable. We have reviewed the selection and disclosure of these critical accounting estimates with our Audit Committee.

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

•
The expected long-term rate of return on pension plan assets is an important assumption in determining pension expense. In selecting that rate, particular consideration is given to our asset allocation because about 80 percent of our plan assets are debt related with a duration that closely matches that of our benefit obligation. Another important consideration is the discount rate used to determine the present value of our benefit obligation. We determined the discount rate by referencing the Citigroup Pension Discount Curve. Differences between actual and expected rates of return and changes in the discount rate will affect future pension expense and funded status. For example, a 25 basis point change in the discount rate would affect the projected benefit obligation by about $49 million and the net periodic pension cost by about $5 million. A 25 basis point change in the expected long-term rate of return would affect the net periodic pension cost by about $3 million.

•
Tax provisions are based on the respective tax laws and regulations of the jurisdictions in which we operate. When we believe a tax position is supportable but the outcome uncertain, we include the item in our tax return but do not recognize the related benefit in our provision for income taxes. Instead, we record a reserve for unrecognized tax benefits, which represents our expectation of the most likely outcome considering the technical merits and specific facts of the position. Changes to this reserve are only made when an event occurs that changes the most likely outcome, such as settlement with the relevant tax authority, expiration of statutes of limitations, changes in tax law, or recent court rulings.

New Accounting Pronouncements

In the last several years, we adopted a number of new accounting pronouncements. Please read Note 1 to the Consolidated Financial Statements and footnotes (a), (c), and (d) to the Selected Financial Data table.

Transformation

On December 28, 2007, we completed our transformation plan, which included sale of our timberlands and spin-offs of our real estate and financial services segments. The transformation plan significantly changed our capital structure and operations. Since completion of the transformation plan, we are a manufacturing company focused on corrugated packaging and building products.

Box Plant Transformation II

Over the past few years, we have been focused on changing the culture in our box plant system to run converting equipment near design capacity, thereby lowering costs through improved asset utilization. The first phase of this effort, which we called “Box Plant Transformation,” resulted in the closure of four box plants and the elimination of about 1,100 employee positions significantly lowering costs and improving margins.

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

The initial steps in effecting Box Plant Transformation II began in 2010 when we closed our Santa Fe Springs, California sheet plant and our Phoenix, Arizona; Evansville, Indiana; and Scranton, Pennsylvania box plants. In addition, we have announced the closure of our Carol Stream, Illinois box plant, which is expected to close in second quarter 2011. In 2010 we recognized non-cash asset impairment charges of $14 million, severance and other employee costs of $2 million for about 370 employees, and other transformation costs of $9 million related to box plant transformation activities. As we continue to refine and implement Box Plant Transformation II, it is likely we will incur additional asset impairments, severance and other costs, which could be significant.

Results of Operations for the Years 2010, 2009 and 2008

Summary

Our two key objectives are:

•	Maximizing ROI and

•	Profitably growing our business

We strive to accomplish these key objectives through execution of our strategic initiatives:

•	Maintaining a high integration level in corrugated packaging

•	Driving for low cost through asset utilization and manufacturing excellence

•	Improving mix and margins through sales excellence

•	Profitably growing our business

In 2010, consistent with our key strategic initiatives:

•	We improved our ROI to 8.2 percent.

•	Corrugated Packaging ROI was 16.5 percent.

•
We initiated Box Plant Transformation II, which will further drive down the cost structure of our box plant system and allow us to better serve our customers and target a higher value segment of the corrugated packaging market.

•	We used available cash flow to reinvest in the business through capital expenditures of $233 million, primarily related to Box Plant Transformation II.

•	We grew our higher-margin, local account corrugated packaging business.

•	We grew our market share in all of our building products.

A summary of our consolidated results follows:

	For the Year
	2010	2009	2008
	(In millions, except per share)
Consolidated revenues	$3,799	$3,577	$3,884
Income (loss) attributable to Temple-Inland Inc.	168	206	(8)
Income (loss) per share, attributable to Temple-Inland Inc.	1.52	1.89	(0.08)
ROI	8.2%	7.0%	4.5%

In 2010, significant items affecting income included:

•	We experienced higher prices and flat volumes for our corrugated packaging products, higher volumes for all of our building products and higher prices for lumber and MDF.

•
Input costs, principally recycled fiber, wood fiber and freight costs, increased significantly, but we continue to benefit from our initiatives to lower costs, improve asset utilization, and increase operating efficiencies.

•
Pension costs increased $19 million primarily due to higher amortization of actuarial losses and $4 million of expense related to the payment of lump-sum benefits from our supplemental defined benefit plan.

•
Share-based and long-term incentive compensation expense decreased $25 million primarily due to a higher than normal expense in 2009 caused by our increasing share price in 2009. Excluding the impact of the increase in our share price in 2009, share-based and long-term incentive compensation expense was flat.

•
Other operating income (expense) includes a $26 million charge associated with asset impairments, severance and other costs primarily related to Box Plant Transformation II and a $10 million benefit related to alternative fuel mixture tax credits.

•
Net interest expense of special purpose entities increased $13 million due to lower interest rate spreads and costs related to agreements with potential replacement issuers of letters of credit securing the financial assets.

•
Interest expense decreased primarily due to the 2009 purchase and retirement of long-term debt, lower levels of average variable rate debt and, to a lesser degree, lower interest rates on our variable-rate debt.

•
We recognized a tax benefit of $83 million related to cellulosic biofuel producer credits and one-time income tax expense of $3 million related to the impact of the Patient Protection and Affordable Care Act on the Medicare Part D retiree drug subsidy program.

In 2009, significant items affecting income included:

•	We experienced lower prices and volumes for our corrugated packaging products, and lower prices and volumes for most of our building products, except for gypsum wallboard volumes.

•	We realized benefits from the production of white-top linerboard at the Newport mill and its integration into our corrugated packaging operations.

•
We continued to see the benefits in our manufacturing operations from our initiatives to lower costs, improve asset utilization, and increase operating efficiencies, and realized benefits from lower costs for energy, freight and fiber in our corrugated packaging operations.

•	Share-based and long-term incentive compensation increased $60 million primarily due to the impact on our cash-settled awards of the increase in the market price of our common stock.

•	We recognized other operating income of $213 million related to alternative fuel mixture tax credits, net of related costs.

•	We incurred $7 million of other operating expense primarily associated with 2008 facility closures and severance.

•	We recognized a net gain of $15 million in connection with the purchase and retirement of $245 million of our long-term debt.

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

In 2008, significant items affecting income included:

•	We experienced higher pricing and lower volumes for our corrugated packaging products, lower volumes for most of our building products, and lower pricing for gypsum wallboard.

•
While we continued to see the benefits in our manufacturing operations from our initiatives to lower costs, improve asset utilization, and increase operating efficiencies, the increased costs of energy, freight and fiber in our corrugated packaging operations more than offset these benefits.

•	Share-based compensation decreased $36 million primarily due to the impact on our cash-settled awards of the decrease in the market price of our common stock.

•
We incurred $20 million of costs primarily related to our transformation plan, of which $15 million was related to payments of lump-sum benefits from our supplemental defined pension plan. We also decreased litigation reserves by $5 million due to the final settlement of antitrust litigation.

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

Corrugated Packaging

We manufacture linerboard, corrugating medium, and white-top linerboard (collectively referred to as containerboard) that we convert into corrugated packaging. In July 2008, we purchased our partner’s 50 percent interest in PBL, a joint venture that manufactures containerboard and light-weight gypsum facing paper at a mill in Newport, Indiana. We have integrated the PBL operations into our corrugated packaging system. Late in 2008, we began producing white-top linerboard at the Newport mill. Our corrugated packaging segment revenues are principally derived from the sale of corrugated packaging products and, to a lesser degree, from the sale of containerboard and light-weight gypsum facing paper (collectively referred to as paperboard).

A summary of our corrugated packaging results follows:

	For the Year
	2010	2009	2008
	(In millions)
Revenues	$3,153	$3,001	$3,190
Costs and expenses	(2,820)	(2,654)	(2,965)
Segment operating income	$333	$347	$225
Segment ROI	16.5%	16.5%	11.3%

Corrugated packaging results for 2008 would not have been materially different from those reported assuming the purchase of PBL had occurred at the beginning of 2008.

Fluctuations in product pricing (which includes freight and is net of discounts) and shipments follow:

	Year over Year Increase (Decrease)
	2010	2009	2008
Corrugated packaging
Average prices	3%	(3)%	4%
Shipments, average week	—%	1%	(2)%
Industry shipments, average week(a)	3%	(7)%	(4)%
Paperboard
Average prices	26%	(12)%	1%
Shipments, in thousand tons(b)	41	(116)	166

____________

(a)	Source: Fibre Box Association

(b)
The decrease in 2009 paperboard shipments to third parties was primarily due to a decrease of 150,000 tons of containerboard shipments offset by an increase of 40,000 tons of light-weight gypsum facing paper shipments. The increase in 2008 includes 43,000 tons of light-weight gypsum facing paper and 25,000 tons of containerboard shipped by PBL since its purchase in July 2008.

We benefited in 2010 compared with 2009 from higher box prices, lower mill maintenance, and box plant transformation. In 2009, corrugated packaging prices were down due to economic conditions. In 2008, corrugated packaging prices were up as a result of price increases implemented in 2007 and mid-2008; however economic conditions in 2008 had a negative impact on our shipments.

Costs and expenses were up six percent in 2010 compared with 2009, down ten percent in 2009 compared with 2008, and up eight percent in 2008 compared with 2007. The higher costs in 2010 were primarily the result of higher input costs for wood fiber, recycled fiber, energy, and freight. In addition, pension and postretirement cost increased in 2010. The lower costs in 2009 were primarily the result of lower prices for wood fiber, recycled fiber, energy, and freight; lower converting costs; and reduced outside purchases of white-top linerboard and medium due to the integration of the Newport mill, somewhat offset by an increase in employee benefit costs. The higher costs in 2008 were primarily the result of higher prices for recycled fiber, energy, and freight, and the inclusion of PBL since its purchase in July 2008.

Fluctuations in our significant cost and expense components included:

	Year over Year Increase (Decrease)
	2010	2009	2008
	(In millions)
Wood fiber	$23	$(27)	$5
Recycled and purchased pulp fiber	157	(30)	15
Energy, principally natural gas	10	(62)	61
Freight	33	(27)	29
Depreciation	(2)	(1)	4
Health care	(2)	6	(1)
Pension and postretirement	13	5	—

The costs of our wood and recycled fiber, energy, and freight fluctuate based on the market prices we pay for these commodities. It is likely that these costs will continue to fluctuate in 2011.

Information about our converting facilities and mills follows:

	For the Year
	2010	2009	2008
Number of converting facilities (at year-end)	59	63	63
Corrugated packaging shipments, in million tons	3.3	3.3	3.3
Paperboard production, in million tons	4.0	3.9	3.7
Percent containerboard production used internally	92%	93%	88%
Percent of total fiber requirements sourced from recycled fiber	43%	44%	42%

Paperboard production in 2009 includes production from our Newport mill that we acquired in July 2008. In 2009 and 2008, we reduced our production of containerboard to match our demand. In 2008, we lost production of 38,000 tons of containerboard due to hurricanes Gustav and Ike.

Please read Box Plant Transformation II for further information about our 2010 facilities closures and $25 million of transformation related costs that are not included in segment results. We also incurred impairment charges and employee related costs totaling $3 million for 2009 and $2 million for 2008 related to our continuing efforts to lower costs and improve operating efficiencies, which are not included in segment results.

Building Products

We manufacture lumber, gypsum wallboard, particleboard, medium density fiberboard (MDF), and fiberboard. Our building products segment revenues are principally derived from sales of these products. We also own a 50 percent interest in Del-Tin Fiber LLC (Del-Tin), a joint venture that produces MDF at a facility in El Dorado, Arkansas.

A summary of our building products results follows:

	For the Year
	2010	2009	2008
	(Dollars in millions)
Revenues	$646	$576	$694
Costs and expenses	(665)	(603)	(734)
Segment operating income (loss)	$(19)	$(27)	$(40)
Segment ROI	(3.8)%	(5.0)%	(7.1)%

Fluctuations in product pricing (which includes freight and is net of discounts) and shipments follow:

	Year over Year Increase (Decrease)
	2010	2009	2008
Lumber:
Average prices	17%	(14)%	1%
Shipments	4%	(7)%	(8)%
Gypsum wallboard:
Average prices	(4)%	(4)%	(18)%
Shipments	11%	10%	(28)%
Particleboard:
Average prices	(2)%	(7)%	4%
Shipments	2%	(17)%	(7)%
MDF:
Average prices	9%	—%	12%
Shipments	3%	(11)%	4%

Pricing and demand for most of our building products for 2010, 2009, and 2008 were impacted by the deteriorating conditions in the housing industry, which began in late 2007. The increase in lumber prices in 2010 was primarily the result of increased demand in the second quarter. Both demand and prices declined sharply in the third quarter of 2010. While our volumes for gypsum wallboard, particleboard and MDF increased in 2010 compared with 2009, absolute demand levels remain low. We expect markets to continue to be challenging in 2011.

Segment results also include our share of income from Del-Tin of $3 million in 2010, $2 million in 2009, and $1 million in 2008. The operating results from the joint venture generally fluctuate in relation to the price and shipment changes noted above for MDF.

Costs and expenses were up 10 percent in 2010 compared with 2009, down 18 percent in 2009 compared with 2008, and down eight percent in 2008 compared with 2007. The increase in costs for 2010 was primarily attributable to an increase in input costs and slightly higher operating rates. In addition, 2010 costs included $3 million of pension expense associated with payments of lump-sum benefits from our supplemental defined benefit plan for employees who retired in 2010. The lower costs in 2009 and 2008 are primarily attributable to curtailment of production to match demand for our products and reductions in employment. In 2009, we recognized a $3 million gain from a sale in lieu of condemnation of land near our lumber mill in Rome, Georgia, and we incurred costs of about $1 million related to an indefinite shutdown of our lumber mill in Buna, Texas. We incurred severance charges of $3 million in 2008 related to reductions in employment.

Fluctuations in our significant cost and expense components included:

	Year over Year Increase (Decrease)
	2010	2009	2008
	(In millions)
Wood fiber	$20	$(33)	$(43)
Energy, principally natural gas	3	(26)	—
Freight	14	(15)	(6)
Chemicals	6	(25)	12
Depreciation	(3)	(4)	3
Health care	(1)	—	(2)
Pension and postretirement	6	(2)	1

The costs of our fiber, energy, freight, and chemicals fluctuate based on usage and the market prices we pay for these commodities. It is likely that these costs will continue to fluctuate in 2011.

Information about our converting and manufacturing facilities follows:

	At Year-End
	2010	2009	2008
Number of converting and manufacturing facilities	16	16	16

The number of converting and manufacturing facilities includes our lumber mill in Buna, Texas, which was indefinitely shutdown in second quarter 2009. In recent years we have curtailed our production to match demand for our products. In December 2008, we permanently ceased production of hardboard siding at our fiberboard operations, incurring impairment charges and employee related costs totaling $7 million, which are not included in segment results.

Items Not Included in Segments

Items not included in segments are income and expenses that are managed on a company-wide basis and include corporate general and administrative expense, share-based and long-term incentive compensation, other operating and non-operating income (expense), and interest income and expense.

Our general and administrative expense in 2010 was flat compared with 2009. The $6 million and $24 million decrease in general and administrative expense in 2009 and 2008 was principally due to our cost reduction efforts, which included a 27 percent reduction in business support employees in 2008. The decrease in 2009 general and administrative expense was somewhat offset by an increase in incentive compensation due to a higher ROI in 2009 compared with 2008.

Our share-based and long-term incentive compensation fluctuates because a significant portion of our share-based awards are cash settled and are affected by changes in the market price of our common stock. The volatility in the stock markets since the end of 2008 contributed to dramatic changes in the market price of our common stock, which resulted in fluctuations in our share-based compensation expense during this period. Share-based and long-term incentive compensation expense decreased $25 million in 2010 primarily due to a higher than normal expense in 2009 caused by our increasing share price in 2009. Excluding the impact of the increase in our share price in 2009, share-based and long-term incentive compensation expense was flat in 2010 compared with 2009. The $60 million increase in 2009 was principally due to the increase in the market price of our common stock in 2009. The $36 million decrease in 2008 was principally due to the decrease in the market price of our common stock in 2008. Assuming no change to our year-end 2010 share price, it is likely that our 2011 share-based and long-term incentive compensation expense will be about $36 million. For each $1 change in the market price of our common stock, our share-based compensation changes about $2 million to $3 million.

Other operating income (expense) not included in business segments consists of:

	For the Year
	2010	2009	2008
	(In millions)
Alternative fuel mixture tax credits, net of costs	$10	$213	$—
Costs and asset impairments, primarily related to box plant transformation	(26)	(5)	(9)
Transformation costs	—	—	(20)
Litigation	—	—	5
Other charges	—	(2)	(5)
	$(16)	$206	$(29)

The Internal Revenue Code allows an excise tax credit for alternative fuel mixtures produced for sale or for use in a trade or business. The credit expired on December 31, 2009. In 2009, we generated and claimed alternative fuel mixture tax credits of $228 million of which we recognized $218 million and provided a $10 million reserve due to an uncertainty in the tax law regarding whether a portion of the alternative fuel we used would qualify for the tax credit. In first quarter 2010, the Internal Revenue Service (IRS) clarified this uncertainty allowing us to release the $10 million reserve established in 2009.

We continue our efforts to enhance return on investment by lowering costs, improving operating efficiencies, and increasing asset utilization. As a result, we continue to review operations that are unable to meet return objectives and determine appropriate courses of action, including possibly consolidating and closing facilities. In connection with the second phase of our box plant transformation, in 2010, we closed our Santa Fe Springs, California sheet plant and our Phoenix, Arizona; Evansville, Indiana; and Scranton, Pennsylvania box plants. In addition, we announced the closure of our Carol Stream, Illinois box plant, which is expected to close in second quarter 2011. In connection with our box plant transformation activities, we recognized asset impairment charges of $14 million, severance and other employee costs of $2 million, and other transformation related costs of $9 million. In December 2008, we closed our Rome, Georgia box plant and permanently ceased production of hardboard siding at our fiberboard plant in Diboll, Texas. These actions resulted in impairment charges and employee related costs totaling $5 million in 2009 and $9 million in 2008.

In 2008, we settled and paid one remaining state court claim regarding alleged civil violations of Section 1 of the Sherman Act and released our remaining reserve of $5 million.

Other non-operating income (expense) not included in business segments consists of:

	For the Year
	2010	2009	2008
	(In millions)
Gain (loss) on purchase and retirement of debt	$(1)	$15	$—
Substitution costs	—	(17)	—
Charges related to early repayment of debt	—	—	(4)
Interest and other income	—	1	4
	$(1)	$(1)	$—

The loss of $1 million recognized in 2010 is associated with the purchase and retirement of $16 million of our 7.875% Senior Notes due in 2012. The gain of $15 million recognized in 2009 is associated with the purchase and retirement of $90 million of our 7.875% Senior Notes due in 2012, $136 million of our 6.375% Senior Notes due in 2016, and $19 million of our 6.625% Senior Notes due in 2018. The $17 million in substitution costs recognized as other non-operating expense in 2009 are fees associated with the replacement of issuers of irrevocable letters of credit securing the notes we received in connection with the sale of our strategic timberland in 2007. Other non-operating income (expense) in 2008 includes a $4 million charge related to early repayment of $50 million in debt of PBL upon our acquisition of our partner’s interest.

Net interest income (expense) on financial assets and nonrecourse financial liabilities of special purpose entities relates to interest income on the $2.38 billion of notes received from the sale of our timberland in 2007; interest expense on the $2.14 billion of borrowings secured by a pledge of the notes received; and in 2010, costs related to agreements with potential replacement issuers of letters of credit securing these assets. The notes receivable were contributed to and the borrowings were made by two wholly-owned, bankruptcy-remote, special purpose entities, which we consolidate. The borrowings are nonrecourse beyond these two entities. In 2010 and 2009, the average interest rate on our financial assets was 0.38 percent and 1.00 percent and the average interest rate on our nonrecourse financial liabilities was 0.91 percent and 1.30 percent. The 2010 increase in net interest income (expense) on financial assets and nonrecourse financial liabilities of special purpose entities was primarily due to lower interest rate spreads and costs related to 2010 agreements with potential replacement issuers of letters of credit securing the financial assets.

The change in interest expense in 2010 compared with 2009 was primarily due to the 2009 purchase and retirement of long-term debt; lower levels of average variable rate debt; and to a lesser degree, lower interest rates on our borrowings under committed credit agreements. The change in interest expense in 2009 compared with 2008 was due to our purchase and retirement of $245 million of long-term debt with an average interest rate in excess of 7 percent; lower levels of variable rate debt; and, to a lesser degree, lower interest rates on our variable-rate debt. The decrease in interest expense in 2008 was primarily related to the December 2007 early retirement of $286 million of 6.75% Notes and $213 million of 7.875% Senior Notes. At year-end 2010, we had $540 million of debt with fixed interest rates that averaged 7.15 percent and $178 million of debt with variable interest rates that averaged 1.60 percent. This compares with $555 million of debt with fixed interest rates that averaged 7.17 percent and $155 million of debt with variable interest rates that averaged 1.73 percent at year-end 2009.

Goodwill

Our goodwill totals $394 million of which $265 million is allocated to our corrugated packaging segment and $129 million to the gypsum wallboard reporting unit of our building products segment. Substantially all our goodwill is deductible for income tax purposes.

Goodwill was tested for impairment at the beginning of fourth quarter 2010 in conjunction with our annual test. Our test indicated that our goodwill was not impaired and that the estimated fair value of the reporting units substantially exceeded their carrying value. In performing this impairment analysis, we estimated fair value based on discounted cash flow models, which included estimates of amounts and timing of future cash flows, discount rates between 9 percent and 12 percent based on a weighted average cost of capital analysis adjusted for market risk premiums, product pricing and shipments, and input costs.

Since the annual impairment testing for 2010, there were no changes in the composition of our reporting units or in our operations to indicate that it was likely that there had been any significant deterioration in the estimated fair value of our reporting units. Therefore, we did not test goodwill for impairment at year-end 2010. If economic and market conditions are depressed for a prolonged time, it is possible that in future periods our goodwill could become impaired, and we would be required to recognize impairment charges, which could possibly be significant.

Income Taxes

In 2010, the IRS provided clarification to the effect that black liquor, a by-product of the paper making process, produced and used as a fuel by a registered producer qualifies for the $1.01 per gallon taxable, non-refundable cellulosic biofuel producer credit. This credit may be used to offset federal income taxes payable, subject to certain limitations. Our registration as a producer of cellulosic biofuel was approved on August 16, 2010. The IRS also clarified that cellulosic biofuel produced before registration may be claimed and that a producer may not claim both the cellulosic biofuel producer credit and the alternative fuel mixture tax credit for the same volume of black liquor. However, both alternative fuel mixture tax credits and cellulosic biofuel producer credits can be claimed in the same taxable year for different volumes of black liquor. As a result, in 2010 we recognized an income tax benefit of $83 million related to cellulosic biofuel producer credits that we earned on black liquor produced and used in 2009 prior to implementation of our process to produce an alternative fuel mixture.

As we previously disclosed, we claimed and recognized $228 million of alternative fuel mixture tax credits related to black liquor produced and used from late March 2009, when we began mixing black liquor as an alternative fuel, through year-end 2009.

Both the alternative fuel mixture credit and the cellulosic biofuel producer credit apply only to black liquor produced and used in 2009.

Excluding the tax benefit of $83 million related to cellulosic biofuel producer credits and the one-time income tax charge of $3 million due to the elimination of the tax deduction for drug expenses reimbursed under the Medicare Part D subsidy program, our effective tax rate, which is income tax expense as a percentage of income before taxes, was 31 percent in 2010. Our effective tax rate was 37 percent in 2009. Differences between the effective tax rate and the statutory rate are due to state income taxes, nondeductible items, the domestic production activities deduction, and deferred taxes on unremitted foreign income. The lower effective tax rate in 2010 when compared with 2009 was primarily due to the expected utilization of state net operating loss carry-forwards previously reserved and a higher domestic production activities deduction. We did not have a meaningful effective tax rate in 2008 because of a loss before taxes and the impact of state income taxes, nondeductible items, and taxes on unremitted foreign income.

We anticipate returning to a more normal effective tax rate in 2011 of about 40 percent.

Average Shares Outstanding

The increase in average shares outstanding in 2010 was due to shares issued to employees exercising stock options and vesting of share-settled units. Average diluted shares outstanding increased in 2010 and 2009 due to the increase in the dilutive effect of stock options as a result of the higher average market price of our common stock. Average diluted shares outstanding decreased in 2008 due a to decrease in the dilutive effect of stock options as a result of the lower average market price of our common stock in 2008.

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

	For the Year
	2010	2009	2008
	(In millions)
Cash received from:
Operations (including payments related to our 2007 transformation plan of $50 million in 2008)(a)(b)	$334	$549	$222
Working capital (including payments related to our 2007 transformation plan of $297 million in 2008)(c)	(74)	91	(404)
Cash received from (used for) operations	260	640	(182)
Borrowings, net	6	—	286
Exercise of options and related tax benefits	8	8	—
Other	3	5	4
Total sources	277	653	108
Cash used to:
Reduce borrowings, net	—	(467)	—
Return to shareholders through dividends	(47)	(43)	(43)
Reinvest in the business through:
Capital expenditures	(233)	(130)	(164)
Acquisition of PBL, net of cash acquired	—	—	(57)
Joint ventures and other	(5)	(18)	(30)
Total uses	(285)	(658)	(294)
Change in cash and cash equivalents	$(8)	$(5)	$(186)
____________

(a)	Includes voluntary, discretionary contributions to our defined benefit plan of $30 million in 2010, 2009, and 2008.

(b)	Includes alternative fuel mixture tax credits, net of related costs and tax payments, of $175 million in 2009.

(c)	Includes $14 million of alternative fuel mixture tax credits in 2010 that were accrued at year-end 2009.

Our operating cash flows for 2010, 2009, and 2008 have been adversely affected by worsening conditions in the housing markets and by the weakness in the national economy. Our cash from operations in 2010 decreased compared with 2009, primarily due to the impact of alternative fuel mixture tax credits received in 2009, lower earnings, and increased working capital needs. Our 2009 operating cash flows improved significantly when compared with 2008, primarily due to our cost reduction efforts in our operations, increased earnings, and receipt of $175 million of alternative fuel mixture tax credits, net of related costs and tax payments. Payments related to our 2007 transformation plan totaled $347 million in 2008.

We issued 555,587 net shares of common stock in 2010; 864,755 net shares of common stock in 2009; and 77,736 net shares of common stock in 2008 to employees exercising options and for vesting of share-settled units.

We paid cash dividends to shareholders of $0.44 per share in 2010, and $0.40 per share in 2009 and 2008. On February 4, 2011, our Board of Directors declared a regular quarterly dividend of $0.13 per share payable on March 15, 2011, which represents an 18 percent increase over the previous dividend.

In 2006 and 2007, our Board of Directors approved repurchase programs aggregating 11.0 million shares. As of year-end 2010 we had purchased 4.4 million shares under these programs resulting in 6.6 million shares remaining to be purchased. In 2010, 2009, and 2008, we did not purchase any shares under these programs.

In 2010, capital expenditures were $233 million, or 121 percent of depreciation and amortization, a significant portion of which is related to Box Plant Transformation II. Capital expenditures were $130 million, or 65 percent of depreciation and amortization in 2009, and $164 million, or 80 percent of depreciation and amortization in 2008. Capital expenditures in 2011 are expected to be about $225 million to $235 million, which includes a significant portion related to the continuation of Box Plant Transformation II.

In 2010, our borrowings increased $8 million as we used available cash to reinvest in the business through capital expenditures related to Box Plant Transformation II. In 2009, we used available cash of $467 million to reduce our borrowings, including our purchase and retirement of $245 million of long-term debt. In 2008, our net borrowings increased principally as the result of payments made related to the completion of our 2007 transformation plan and the purchase of our partner’s 50 percent interest in PBL for $62 million. The joint venture had $50 million in debt, of which $25 million was related to the purchased interest. We had previously guaranteed the entire $50 million in joint venture debt.

Liquidity and Contractual Obligations

Credit Agreements

Our sources of short-term funding are our operating cash flows and borrowings under our credit agreements and accounts receivable securitization facility. At year-end 2010, we had $766 million in unused borrowing capacity under our committed credit agreements and accounts receivable securitization facility.

	Committed Credit Agreements	Accounts Receivable Securitization Facility	Total
	(In millions)
Committed	$710	$250	$960
Less: borrowings and commitments	(41)	(153)	(194)
Unused borrowing capacity at year-end 2010	$669	$97	$766

In June 2010 we replaced our existing $750 million revolving credit facility, which would have matured in July 2011, with a new credit facility that matures in June 2014. The new credit facility provides for a $600 million unsecured revolving line of credit, which includes a $100 million sublimit for the issuance of letters of credit. The remaining $110 million of our committed credit agreements are bilateral agreements, of which $25 million mature in 2011 and $85 million mature in 2013. At year-end 2010, we had $16 million of letters of credit issued under our new credit facility and $25 million of borrowings outstanding under our bilateral agreements.

Our accounts receivable securitization facility expires in 2013. Under this facility, a wholly-owned, bankruptcy-remote subsidiary purchases, on an on-going basis, substantially all of our trade receivables. As we need funds, the subsidiary draws under its revolving credit agreement, pledges the trade receivables as collateral, and remits the proceeds to us. In the event of liquidation of the subsidiary, its creditors would be entitled to satisfy their claims from the subsidiary’s pledged receivables prior to distributions back to us. We include this subsidiary in our consolidated financial statements. At year-end 2010, the subsidiary owned $365 million in net trade receivables. The borrowing base, which is determined by the level of our trade receivables, may be below the maximum committed amount of the facility in periods when the balance of our trade receivables is low. At year-end 2010, the borrowing base was $250 million, the maximum committed amount of the facility.

Our unused borrowing capacity for 2010 ranged from a high of $871 million to a low of $708 million. This fluctuating capacity results primarily from the change in our total committed credit agreements and our cash flows, which impact our accounts receivable securitization facility. This facility is used primarily to fund our operating cash needs, which fluctuate due to timing of collection of receivables, payment of payables and expenses, capital expenditures, and dividends, and to a lesser extent, to seasonal fluctuations in our operations.

Our debt agreements, accounts receivable securitization facility, and credit agreements contain terms, conditions, and financial covenants customary for such agreements including minimum levels of interest coverage and limitations on leverage. At year-end 2010, we had complied with the terms, conditions, and financial covenants of these agreements. We do not currently anticipate any change in circumstances that would impair our ability to continue to comply with these covenants.

Under the terms of our Senior Notes due 2016 and Senior Notes due 2018, the interest rates on the notes automatically adjust if our long-term debt rating is decreased below investment grade by Moody’s Investors Service, Inc. (Moody’s) or Standard & Poor’s Financial Services, LLC, a subsidiary of McGraw-Hill Companies, Inc. (S&P). Our long-term debt is currently rated BBB by S&P and Ba1 by Moody’s. If Moody’s upgrades our long-term debt rating to investment grade (Baa3), the interest rates on these notes will decrease 25 basis points. A downgrade in our debt rating by either Moody’s or S&P would result in the interest rates on these notes being increased 25 basis points per ratings level for each rating agency. The interest rates on these notes cannot be increased more than 2 percentage points above the original issue rate.

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

Contractual Obligations

At year-end 2010 our contractual obligations consist of:

	Payments Due or Expiring by Year
	Total	2011	2012-2013	2014-2015	Thereafter
	(In millions)
Long-term debt (including current maturities)(a)	$718	$25	$333	$5	$355
Nonrecourse financial liabilities of special purposes entities(a)	2,140	—	—	—	2,140
Less, related financial assets of special purpose entities(a)	(2,140)	—	—	—	(2,140)
Principal portion of capital lease obligations(a)	188	—	—	—	188
Less, related municipal bonds we own(a)	(188)	—	—	—	(188)
Contractual interest payments on fixed-rate, long-term debt and capital lease obligations, net of interest on related municipal bonds we own	180	39	54	48	39
Operating leases(b)	161	37	50	32	42
Purchase obligations	1,536	323	239	226	748
Other long-term liabilities(a)	66	15	39	4	8
	$2,661	$439	$715	$315	$1,192
____________

(a)	Items included on our balance sheet.

(b)	The present value of future operating lease payments of $48 million is included on our balance sheet.

Our contractual obligations due in 2011 will likely be repaid from our operating cash flow or from our unused borrowing capacity.

In 2007, we received $2.38 billion in notes from the sale of timberland, which we contributed to two wholly-owned, bankruptcy-remote special purpose entities. The notes are secured by irrevocable letters of credit and are due in 2027. The special purpose entities pledged the notes and irrevocable letters of credit to secure $2.14 billion in nonrecourse loans payable in 2027. In the event of liquidation of the special purpose entities, these creditors would be entitled to satisfy their claims from the pledged notes and irrevocable letters of credit prior to distributions back to us. Please read Financial Assets and Nonrecourse Financial Liabilities of Special Purpose Entities.

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

Operating leases represent pre-tax obligations and include $109 million for the lease of particleboard and MDF facilities in Mt. Jewett, Pennsylvania, which expires in 2019. In 2007, we recorded an impairment charge for the portion of the long-term operating lease related to the particleboard facility. This charge did not affect our continuing obligations under the lease, including paying rent and maintaining the equipment. The present value of the future payments is included on our balance sheet, of which $7 million is included in current liabilities and $41 million in other long-term liabilities at year-end 2010. The remainder of our operating lease obligations are for facilities and equipment.

Purchase obligations are market priced obligations principally for pulpwood, timber, and gypsum used in our manufacturing and converting processes and to a lesser extent for major committed capital expenditures. Purchase obligations include $1.1 billion related to pulpwood and sawtimber supply agreements. These purchase obligations are valued using minimum required purchase commitments at year-end 2010 market prices. Our actual purchases may exceed our minimum commitments and will be at the then current market prices. Through year-end 2010, our purchases under these contracts have exceeded the minimum requirements. As a result, we have no liability for unfulfilled commitments.

We have other long-term liabilities, principally liabilities for pension and postretirement benefits, unrecognized tax benefits, and deferred income taxes that are not included in the table because they do not have scheduled maturities. Please read Pension, Postretirement Medical and Health Care Matters.

At year-end 2010, our net deferred income tax liability was $592 million, including $281 million of alternative minimum tax credits related to the 2007 sale of our timberland and $30 million of cellulosic biofuel producer credits. We do not expect any significant changes in our deferred tax liability in 2011. Our cash tax rate is impacted by utilization of our cellulosic biofuel producer credits and our alternative minimum tax credits.

At year-end 2010 we do not have any significant outstanding derivative instruments.

Financial Assets and Nonrecourse Financial Liabilities of Special Purpose Entities

We sold our strategic timberland in October 2007 for $2.38 billion. The total consideration consisted almost entirely of notes due in 2027 issued by the buyer of the timberland. The notes are secured by $2.38 billion of irrevocable letters of credit issued by four banks, which are required to maintain a credit rating on their long-term unsecured debt of at least A+ by S&P and A1 by Moody’s. The letters of credit are secured by the buyer’s long-term deposits with the banks of $2.38 billion of cash and cash equivalents.

In December 2007, two wholly-owned, bankruptcy-remote subsidiaries formed by us borrowed $2.14 billion repayable in 2027 from a group of lenders affiliated with Citibank, N.A., and led by Citicorp North America, Inc., as agent, under substantially similar loan agreements. The loans are nonrecourse to us and are secured only by the $2.38 billion of notes and the letters of credit. The loan agreements provide that if a credit rating of any bank issuing letters of credit is downgraded below the required level, the letters of credit issued by that bank must be replaced within 30 days with letters of credit from another qualifying financial institution.

In 2009, two banks were replaced as issuers of letters of credit securing the notes we received in connection with the sale of timberland. In each case, the credit ratings of the letter of credit issuer had been reduced below the required minimums. As a result of these substitutions, we recognized $17 million of other non-operating expense in 2009, which consisted of $15 million in fees that we paid in connection with the issuance of the letters of credit, which were being amortized over the life of the letters of credit, and $2 million of other fees associated with terminating the transaction with the substituted bank.

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

In 2010, we entered into two separate three-year agreements, one with JP Morgan Chase Bank, National Association and one with Crédit Agricole Corporate and Investment Bank, whereby each of these banks agrees to issue up to $1.4 billion in irrevocable letters of credit in substitution for letters of credit issued by a bank whose credit ratings get reduced below the required minimums. For each agreement, we paid an upfront fee, which is being amortized over the three-year term of the agreement, and also agreed to pay a quarterly fee on the unused commitment. The aggregate expense related to the amortization of the upfront fees and the quarterly fees for both agreements total about $5 million per year. This expense is recorded in net interest income (expense) on financial assets and nonrecourse financial liabilities of special purpose entities.

Off-Balance Sheet Arrangements

From time to time, we enter into off-balance sheet arrangements to facilitate our operating activities. At year-end 2010, our off-balance sheet unfunded arrangements, excluding contractual interest payments, operating leases, and purchase and other obligations included in the table of contractual obligations, consists of:

	Expiring by Year
	Total	2011	2012-2013	2014-2015	Thereafter
	(In millions)
Joint venture guarantees	$15	$15	$—	$—	$—
Performance bonds and recourse obligations	64	64	—	—	—

We participate in one joint venture that produces medium density fiberboard in El Dorado, Arkansas. Our partner in this venture is a publicly-held company unrelated to us. At year-end 2010, this venture had $29 million in long-term debt. We guaranteed $15 million of the joint venture debt. Our joint venture partner also provided guarantees of the debt. Generally we would be called upon to fund the guarantees due to the lack of specific performance by the joint ventures, such as non-payment of debt.

Performance bonds and recourse obligations are comprised of $43 million of letters of credit to support workers compensation obligations, an $11 million letter of credit to support an operating lease obligation, and $10 million of letters of credits primarily to support environmental cleanup obligations.

Pension, Postretirement Medical and Health Care Matters

Our non-cash defined benefit net periodic pension expense was $59 million in 2010, $44 million in 2009, and $37 million in 2008. The increase in net periodic pension expense in 2010 and 2009 was primarily due to higher amortization of actuarial losses, driven by lower discount rates and the difference between expected and actual returns on plan assets. In addition, we recognized $4 million of expense in 2010 and $15 million of expense in 2008 related to payments of lump-sum benefits from our supplemental defined benefit plan. We expect our 2011 noncash defined benefit net periodic pension expense to be about $60 million.

Our asset allocation strategy matches the duration of about 80 percent of our pension assets to our pension liabilities and also matches the overall credit quality of our pension assets to the implied credit quality of the yield curve used to discount our liabilities. This matched approach reduces the volatility of our defined benefit expense and our funding requirements. The remaining plan assets are targeted to be invested in assets that provide market exposure to mitigate the effects of inflation, mortality and actuarial risks.

The funded status of our defined benefit plan was a liability of $313 million at year-end 2010 and $291 million at year-end 2009. The change was principally due to a decrease in the discount rate from 5.79 percent at year-end 2009 to 5.28 percent at year-end 2010, partially offset by a higher than expected return on plan assets and $30 million in voluntary, discretionary contributions we made in 2010. Unrecognized actuarial losses, which are included in accumulated other comprehensive income and principally represent the delayed recognition of changes in the discount rate and differences between expected and actual returns, were $344 million at year-end 2010 and $340 million at year-end 2009. These losses will be recognized over the average remaining service period of our current employees, which is about 9 years. We expect about $21 million of these losses to be recognized in 2011, compared with $21 million in 2010, $13 million in 2009, and $5 million in 2008.

Our expected long-term rate of return on plan assets is 6.00 percent for 2011 and 6.50 percent for 2010. The expected long-term rate of return on plan assets is an assumption we make reflecting the anticipated weighted average rate of earnings on the plan assets over the long-term. In selecting that rate particular consideration is given to our asset allocation that reflects our matched position between the assets and liabilities of our qualified defined benefit plan. Our actual return on plan assets was 12.5 percent in 2010, 1.25 percent in 2009, and 0.4 percent in 2008.

The discount rate we used to determine the present value of the benefit obligations was 5.28 percent at year-end 2010, and 5.79 percent at year-end 2009. We determined these rates using the Citigroup Pension Discount Curve, which we believe reasonably reflects changes in the present value of our defined benefit plan obligation because each year’s cash flow is discretely discounted at a rate at which it could effectively be settled.

Due to credit balances we have accumulated from our voluntary, discretionary contributions in prior years, we anticipate having no funding requirement under ERISA in 2011. However, we anticipate making a $30 million voluntary, discretionary contribution to our pension plan in 2011.

Beginning in 2008, benefits earned under the supplemental defined benefit plan are paid upon retirement or when the employee terminates. Our lump-sum supplemental defined benefit plan payments to retirees totaled $10 million in 2010 and $6 million in 2009. In 2008, we made lump-sum payments of $42 million to existing retirees who elected to receive lump-sum payments of supplemental benefits earned.

The funded status of our postretirement medical plans projected benefit obligation was a liability of $121 million at year-end 2010 and $116 million at year-end 2009. We expect our 2011 payments to participants in our postretirement medical plans, net of retiree contributions and Medicare subsidies, to be about $10 million compared with $10 million in 2010, $11 million in 2009, and $15 million in 2008.

Please read Critical Accounting Estimates and Note 10 to the Consolidated Financial Statements.

We provide health care benefits to substantially all our eligible employees. Each employee can make an election for group coverage under various health, life, dependent care, accident and disability benefit options. For health benefits employees have an option to choose from either a preferred provider organization plan or a consumer driven health plan. About 21 percent of our employees participated in a consumer driven health plan in 2010 compared with 23 percent in 2009.

A summary of the cost of providing health benefits follows:

	For the Year
	2010	2009	2008
	(In millions)
Cost incurred by us	$68	$71	$65
Cost incurred by employees	27	28	31
	$95	$99	$96

Energy and the Effects of Inflation

Our energy costs were $286 million in 2010, $273 million in 2009, and $361 million in 2008. The increase in energy costs for 2010 compared with 2009 is primarily attributable to higher market prices. The decrease in 2009 is primarily attributable to lower market prices and reduced usage as a result of lower operating rates at our building products facilities. The increase in 2008 is primarily attributable to higher market prices and our acquisition of PBL. We continue to reduce our dependency on natural gas by utilizing biomass fuels. Our energy costs fluctuate based on the market prices we pay. We hedge very little of our energy needs. It is likely that these costs will continue to fluctuate in 2011.

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

Environmental Protection

Our operations are subject to federal, state, and local provisions regulating discharges into the environment and otherwise related to the protection of the environment. Compliance with these provisions requires us to invest substantial funds to modify facilities to assure compliance with applicable environmental regulations. Please read Business — Environmental Protection.

Litigation Matters

We are involved in various legal proceedings that arise from time to time in the ordinary course of doing business. We do not believe it is reasonably possible that the effect of these proceedings will be material to our financial position, results of operations, or cash flow. It is possible however, that charges related to these matters could be significant to results of operations or cash flows in any single accounting period. Please read Legal Proceedings.

Calculation of Non-GAAP Financial Measures

	Consolidated	Corrugated Packaging	Building Products
	(In millions)
Year 2010
Return:
Segment operating income (loss) determined in accordance with U.S. GAAP	$314	$333	$(19)
Items not included in segments:
General and administrative expense	(70)	N/A	N/A
Share-based and long-term incentive compensation	(33)	N/A	N/A
	$211	$333	$(19)
Investment:
Beginning of year total assets or segment assets determined in accordance with U.S. GAAP	$5,709	$2,295	$545
Adjustments:
Current liabilities (excluding current portion of long-term debt)	(471)	(276)	(44)
Financial assets of special purpose entities	(2,475)	N/A	N/A
Municipal bonds related to capital leases included in other assets	(188)	N/A	N/A
	$2,575	$2,019	$501
ROI	8.2%	16.5%	(3.8)%

Year 2009
Return:
Segment operating income (loss) determined in accordance with U.S. GAAP	$320	$347	$(27)
Items not included in segments:
General and administrative expense	(70)	N/A	N/A
Share-based and long-term incentive compensation	(58)	N/A	N/A
	$192	$347	$(27)
Investment:
Beginning of year total assets or segment assets determined in accordance with U.S. GAAP	$5,869	$2,366	$580
Adjustments:
Current liabilities (excluding current portion of long-term debt)	(445)	(257)	(45)
Financial assets of special purpose entities	(2,474)	N/A	N/A
Municipal bonds related to capital leases included in other assets	(188)	N/A	N/A
	$2,762	$2,109	$535
ROI	7.0%	16.5%	(5.0)%

Year 2008
Return:
Segment operating income (loss) determined in accordance with U.S. GAAP	$185	$225	$(40)
Items not included in segments:
General and administrative expense	(76)	N/A	N/A
Share-based compensation	2	N/A	N/A
	$111	$225	$(40)
Investment:
Beginning of year total assets or segment assets determined in accordance with U.S. GAAP	$5,942	$2,301	$623
Adjustments:
Current liabilities (excluding current portion of long-term debt)	(887)	(311)	(63)
Financial assets of special purpose entities	(2,383)	N/A	N/A
Municipal bonds related to capital leases included in other assets	(188)	N/A	N/A
	$2,484	$1,990	$560
ROI	4.5%	11.3%	(7.1)%

Statistical and Other Data

Revenues and unit sales, excluding joint venture operations, follow:

	For the Year
	2010	2009	2008
	(Dollars in millions)
Revenues
Corrugated Packaging
Corrugated packaging	$2,953	$2,856	$2,975
Paperboard(a)(b)	200	145	215
	$3,153	$3,001	$3,190
Building Products
Lumber	$220	$181	$225
Gypsum wallboard	150	141	135
Particleboard	136	136	175
Medium density fiberboard	72	64	72
Fiberboard	28	23	41
Other	40	31	46
	$646	$576	$694
Unit sales
Corrugated Packaging
Corrugated packaging, thousands of tons	3,303	3,285	3,303
Paperboard, thousands of tons(a)(b)	394	353	469
	3,697	3,638	3,772
Building Products
Lumber, million board feet	746	718	769
Gypsum wallboard, million square feet	1,288	1,162	1,061
Particleboard, million square feet	401	394	472
Medium density fiberboard, million square feet	128	124	140
Fiberboard, million square feet	141	121	213
____________

(a)	Paperboard includes linerboard, corrugating medium, white-top linerboard, and light-weight gypsum facing paper.

(b)
Comparisons of revenue and unit sales of paperboard are affected by the July 2008 purchase of our partner’s interest in PBL. The effects on revenues and unit sales for the periods presented are not material.

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

Our variable-rate debt was $178 million at year-end 2010 and $155 million at year-end 2009. A one percent change in interest rates on our variable-rate debt would change our annual interest expense by $2 million.

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

The following table illustrates the estimated effect on our pre-tax income of immediate, parallel, and sustained shifts in interest rates for the next 12 months at year-end 2010 on our variable-rate debt and our net financial assets and nonrecourse financial liabilities of special purpose entities, with comparative year-end 2009 information. These estimates assume that debt reductions from contractual payments will be replaced with short-term, variable-rate debt; however, that may not be the financing alternative we choose to follow.

	Increase (Decrease)
	Year-End 2010			Year-End 2009
Change in Interest Rates	Variable Rate Debt	Special Purpose Entities - Net	Total	Variable Rate Debt	Special Purpose Entities - Net	Total
	(In millions)
+2%	$(4)	$5	$1	$(3)	$5	$2
+1%	(2)	3	1	(2)	3	1
-1%	2	N/A	2	2	N/A	2
-2%	N/A	N/A	N/A	N/A	N/A	N/A

Due to the current low interest rate environment, at year-end 2010 and 2009, the down 2 percent interest rate scenario is not applicable and the down 1 percent interest rate scenario is not applicable to our net financial assets and nonrecourse financial liabilities of special purpose entities.

Foreign Currency Risk

We do not have significant exposure to foreign currency fluctuations on our financial instruments because most of these instruments are denominated in U.S. dollars.

Commodity Price Risk

From time to time we use commodity derivative instruments to mitigate our exposure to changes in product pricing and manufacturing costs. These instruments cover a small portion of our volume. Considering the fair value of these instruments at year-end 2010, we believe the potential loss in fair value resulting from a hypothetical ten percent change in the underlying commodity prices would not be significant.

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

Management is required by paragraph (c) of Rule 13a-15 of the Securities Exchange Act of 1934, as amended, to assess the effectiveness of our internal control over financial reporting as of each year end. In making this assessment, management used the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Management conducted the required assessment of the effectiveness of our internal control over financial reporting as of year end, January 1, 2011. Based upon this assessment, management believes that our internal control over financial reporting is effective as of January 1, 2011.

Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this Form 10-K, has also audited our internal control over financial reporting. Their attestation report follows this report of management.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Temple-Inland Inc.:

We have audited internal control over financial reporting as of January 1, 2011 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Temple-Inland Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Temple-Inland Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 1, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Temple-Inland Inc. and subsidiaries as of January 1, 2011 and January 2, 2010 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended January 1, 2011 and our report dated February 22, 2011 expressed an unqualified opinion thereon.

Ernst & Young LLP

Austin, Texas
February 22, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Temple-Inland Inc.:

We have audited the accompanying consolidated balance sheets of Temple-Inland Inc. and subsidiaries as of January 1, 2011, and January 2, 2010, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended January 1, 2011. These financial statements are the responsibility of the Temple-Inland Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Temple-Inland Inc. and subsidiaries at January 1, 2011 and January 2, 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 1, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Temple-Inland Inc.’s internal control over financial reporting as of January 1, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2011 expressed an unqualified opinion thereon.

Ernst & Young LLP

Austin, Texas
February 22, 2011

TEMPLE-INLAND INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	At Year-End
	2010	2009
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$28	$36
Trade receivables, net of allowance for doubtful accounts of $16 in 2010 and $14 in 2009	471	411
Inventories:
Work in process and finished goods	90	84
Raw materials	253	195
Supplies and other	142	134
Total inventories	485	413
Deferred tax asset	108	69
Income taxes receivable	—	13
Prepaid expenses and other	44	50
Total current assets	1,136	992
Property and Equipment
Land and buildings	684	682
Machinery and equipment	3,640	3,581
Construction in progress	74	54
Less allowances for depreciation	(2,771)	(2,722)
Total property and equipment	1,627	1,595
Financial Assets of Special Purpose Entities	2,475	2,475
Goodwill	394	394
Other Assets	277	253
TOTAL ASSETS	$5,909	$5,709
LIABILITIES
Current Liabilities
Accounts payable	$219	$186
Accrued employee compensation and benefits	109	108
Accrued interest	17	17
Accrued property taxes	13	12
Other accrued expenses	134	131
Current portion of long-term debt	—	—
Current portion of pension and postretirement benefits	16	17
Total current liabilities	508	471
Long-Term Debt	718	710
Nonrecourse Financial Liabilities of Special Purpose Entities	2,140	2,140
Deferred Tax Liability	700	721
Liability for Pension Benefits	308	285
Liability for Postretirement Benefits	110	105
Other Long-Term Liabilities	404	391
TOTAL LIABILITIES	4,888	4,823
SHAREHOLDERS’ EQUITY
Temple-Inland Inc. Shareholders’ Equity
Preferred stock — par value $1 per share: authorized 25,000,000 shares; none issued	—	—
Common stock — par value $1 per share: authorized 200,000,000 shares; issued 123,605,344 shares in 2010 and 2009, including shares held in the treasury	124	124
Additional paid-in capital	426	433
Accumulated other comprehensive loss	(257)	(256)
Retained earnings	1,220	1,099
Cost of shares held in the treasury: 15,654,157 shares in 2010 and 16,228,916 shares in 2009	(584)	(606)
Total Temple-Inland Inc. Shareholders’ Equity	929	794
Noncontrolling Interest of Special Purpose Entities	92	92
TOTAL SHAREHOLDERS’ EQUITY	1,021	886
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,909	$5,709

Please read the notes to consolidated financial statements.

TEMPLE-INLAND INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Year
	2010	2009	2008
	(In millions, except per share)
NET REVENUES	$3,799	$3,577	$3,884
COSTS AND EXPENSES
Cost of sales	(3,313)	(3,092)	(3,533)
Selling	(110)	(110)	(113)
General and administrative	(163)	(181)	(128)
Other operating income (expense)	(18)	204	(28)
	(3,604)	(3,179)	(3,802)
OPERATING INCOME	195	398	82
Other non-operating income (expense)	(1)	(1)	—
Interest income on financial assets of special purpose entities	5	26	80
Interest expense on nonrecourse financial liabilities of special purpose entities	(20)	(28)	(82)
Interest expense on debt	(51)	(63)	(81)
INCOME (LOSS) BEFORE TAXES	128	332	(1)
Income tax benefit (expense)	40	(125)	(7)
NET INCOME (LOSS)	168	207	(8)
Net income attributable to noncontrolling interest of special purpose entities	—	(1)	—
NET INCOME (LOSS) ATTRIBUTABLE TO TEMPLE-INLAND INC	$168	$206	$(8)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	107.9	106.9	106.7
Diluted	109.5	108.0	107.4
EARNINGS PER SHARE
Basic	$1.55	$1.91	$(0.08)
Diluted	$1.52	$1.89	$(0.08)
DIVIDENDS PER SHARE	$0.44	$0.40	$0.40

Please read the notes to consolidated financial statements.

TEMPLE-INLAND INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year
	2010	2009	2008
	(In millions)
CASH PROVIDED BY (USED FOR) OPERATIONS
Net income (loss)	$168	$207	$(8)
Adjustments:
Depreciation and amortization	193	200	206
Impairments	14	2	3
Loss (gain) related to purchase and retirement of debt	1	(15)	—
Write-off of fees related to special purpose entities	—	17	—
Non-cash share-based and long-term incentive compensation	33	58	(2)
Cash payment for share-based awards settled	(18)	(5)	(7)
Non-cash pension and postretirement expense	69	50	60
Cash contribution to pension and postretirement plans	(50)	(47)	(93)
Deferred income taxes	(41)	71	55
Earnings of joint ventures	(3)	(1)	(7)
Dividends from joint ventures	7	6	12
Other	(39)	6	3
Changes in:
Receivables	(57)	(3)	27
Inventories	(71)	44	11
Accounts payable and accrued expenses	35	10	(395)
Prepaid expenses and other	19	40	(47)
	260	640	(182)
CASH PROVIDED BY (USED FOR) INVESTING
Capital expenditures	(233)	(130)	(164)
Sales of non-strategic assets and operations and proceeds from sale of property and equipment	3	5	4
Acquisitions, net of cash acquired	—	—	(57)
Investment in joint ventures	(2)	(4)	(7)
Other	10	3	(3)
	(222)	(126)	(227)
CASH PROVIDED BY (USED FOR) FINANCING
Payments of debt	(17)	(271)	(64)
Borrowings under accounts receivable securitization facility, net	23	(60)	189
Borrowings under revolving credit facility, net	—	(136)	161
Change in book overdrafts	(4)	2	(17)
Fees, related to special purpose entities and other debt	(10)	(20)	—
Cash dividends paid to shareholders	(47)	(43)	(43)
Exercise of stock options	6	6	1
Tax benefit (expense) on share-based compensation	2	2	(1)
	(47)	(520)	226
Effect of exchange rate changes on cash and cash equivalents	1	1	(3)
Net decrease in cash and cash equivalents	(8)	(5)	(186)
Cash and cash equivalents at beginning of year	36	41	227
Cash and cash equivalents at year-end	$28	$36	$41

Please read the notes to consolidated financial statements.

TEMPLE-INLAND INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Treasury Stock	Non- Controlling Interest	Total
	(In millions)
Balance at year-end 2007	$124	$475	$(139)	$987	$(667)	$—	$780
Comprehensive income, net of tax:
Net loss	—	—	—	(8)	—	—	(8)
Defined benefit plans	—	—	(36)	—	—	—	(36)
Foreign currency translation adjustment	—	—	(14)	—	—	—	(14)
Comprehensive income for the year 2008							(58)
Dividends paid on common stock — $0.40 per share	—	—	—	(43)	—	—	(43)
Share-based compensation, net of distributions — 287,645 net shares	—	(10)	—	—	17	—	7
Exercise of stock options — 77,736 net shares	—	(3)	—	—	4	—	1
Tax benefit from exercise of stock options	—	(1)	—	—	—	—	(1)
Consolidation of variable interest entity	—	—	—	—	—	91	91
Balance at year-end 2008	$124	$461	$(189)	$936	$(646)	$91	$777
Comprehensive income, net of tax:
Net income	—	—	—	206	—	1	207
Defined benefit plans	—	—	(72)	—	—	—	(72)
Foreign currency translation adjustment	—	—	5	—	—	—	5
Comprehensive income for the year 2009							140
Dividends paid on common stock — $0.40 per share	—	—	—	(43)	—	—	(43)
Share-based compensation, net of distributions — 5,137 net shares	—	4	—	—	—	—	4
Exercise of stock options — 864,755 net shares	—	(34)	—	—	40	—	6
Tax benefit from exercise of stock options	—	2	—	—	—	—	2
Balance at year-end 2009	$124	$433	$(256)	$1,099	$(606)	$92	$886
Comprehensive income, net of tax:
Net income	—	—	—	168	—	—	168
Defined benefit plans	—	—	(5)	—	—	—	(5)
Foreign currency translation adjustment	—	—	4	—	—	—	4
Comprehensive income for the year 2010							167
Dividends paid on common stock — $0.44 per share	—	—	—	(47)	—	—	(47)
Share-based compensation, net of distributions — 19,172 net shares	—	7	—	—	—	—	7
Exercise of stock options — 555,587 net shares	—	(16)	—	—	22	—	6
Tax benefit from exercise of stock options	—	2	—	—	—	—	2
Balance at year-end 2010	$124	$426	$(257)	$1,220	$(584)	$92	$1,021

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

We prepare our financial statements in accordance with generally accepted accounting principles, which require us to make estimates and assumptions about future events. Actual results can, and probably will, differ from those we currently estimate. We eliminate all material intercompany accounts and transactions. In our consolidated balance sheets we have reclassified prior years’ work in process and finished goods inventories, raw materials inventories, and current liabilities to be consistent with our 2010 classification. In our consolidated statements of cash flows we have reclassified prior years’ operating cash flows to be consistent with our 2010 classification of share-based compensation payments.

Our fiscal year ends on the Saturday closest to December 31, which from time to time means that a fiscal year will include 53 weeks instead of 52 weeks. Fiscal years 2010 and 2009 had 52 weeks, and fiscal year 2008 had 53 weeks. Fiscal year 2010 ended January 1, 2011, fiscal year 2009 ended January 2, 2010, and fiscal year 2008 ended January 3, 2009.

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

Activity in our allowance for doubtful accounts is as follows:

	For the Year
	2010	2009	2008
	(In millions)
Balance at beginning of year	$14	$14	$14
Provision for doubtful accounts, included in selling expense	4	4	4
Accounts charged-off, net of recoveries	(2)	(4)	(4)
Balance at year-end	$16	$14	$14

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

Many of our manufacturing facilities contain asbestos and lead paint. We are currently not required to remove any of these materials, but we could be required to do so in the future if we were to demolish or undertake major renovations of these facilities. At this time we have no such plan, which makes it impractical

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

to estimate the fair value of any related asset retirement obligations. Accordingly, a liability has not been recognized for these asset retirement obligations.

In addition, we record environmental remediation liabilities on an undiscounted basis when environmental assessments or remediation are probable and we can reasonably estimate the cost.

We review our estimates when new information is obtained or circumstances change and make appropriate adjustments to our obligations, when necessary.

Cash and Cash Equivalents

Cash and cash equivalents include cash and other short-term instruments with original maturities of three months or less.

Derivatives

We use, from time to time and then only to a limited degree, derivative instruments to mitigate our exposure to risks associated with changes in interest rates, product pricing and manufacturing costs. We do not enter into derivatives for trading purposes. We have no significant derivative instruments outstanding at year-end 2010 or 2009.

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

Fair Value Measurements

Financial instruments for which we did not elect the fair value option include cash and cash equivalents, accounts receivable, other current assets, accounts payable, other current liabilities, long-term debt, and financial assets and nonrecourse financial liabilities of special purpose entities. With the exception of long-term debt, the carrying amounts of these financial instruments approximate their fair values due to their short-term nature or variable interest rates.

Goodwill and Other Intangible Assets

We do not amortize goodwill and other indefinite lived intangible assets. Instead, we measure these assets for impairment based on estimated fair values annually as of the beginning of the fourth quarter of each year and at other times if events or circumstances indicate that impairment might exist. Since the annual impairment testing for 2010, there were no changes in the composition of our reporting units or in our operations to indicate that it was likely that there had been any significant deterioration in the estimated fair value of our reporting units. Therefore, we did not test goodwill for impairment at year-end 2010.

We measure goodwill for impairment at the segment level for corrugated packaging and at the reporting unit level for building products. To estimate fair value we use discounted cash flow models, which require us to estimate the amount and timing of future cash flows. Other key assumptions include product pricing, raw material costs and discount rate, which are based on a weighted average cost of capital adjusted for market risk premiums.

Intangible assets with finite useful lives are amortized over their estimated lives. We capitalize purchased software costs as well as the direct internal and external costs associated with software we develop for our own use. We amortize these capitalized costs using the straight-line method over estimated useful lives ranging from three to seven years.

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

We value non-monetary exchanges of similar inventory at carrying value of the inventory given up instead of the fair value of the inventory received. Our corrugated packaging segment enters into these agreements that generally represent the exchange of linerboard we manufacture for corrugating medium manufactured by others. We include these exchanges in cost of sales.

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

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

planned major maintenance. We capitalize interest costs incurred on major construction projects. We depreciate these assets using the straight-line method over their estimated useful lives as follows:

		Carrying
		Value at
	Estimated	Year-End
Classification:	Useful Lives	2010	2009
		(In millions)
Land and land improvements	N/A	$43	$43
Buildings and building improvements	10 to 40 years	283	294
Machinery and equipment:
Paper machines	5 to 25 years	685	694
Mill equipment	5 to 25 years	59	60
Converting equipment	5 to 25 years	443	415
Other production equipment	5 to 25 years	7	4
Transportation equipment	3 to 20 years	25	20
Office and other equipment	2 to 10 years	8	11
Construction in progress	N/A	74	54
		$1,627	$1,595

We include in property and equipment $36 million of assets subject to capital leases. We depreciate these assets and any improvements to leased assets using the straight-line method over the shorter of their lease term or their estimated useful lives. We expense operating leases ratably over the lease term.

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

Special Purpose and Variable Interest Entities

We consolidate special purpose and variable interest entities if we determine that we are the primary beneficiary.

New Accounting Standards Adopted in 2010

Beginning January 2010, we adopted certain amendments to Accounting Standards Codification (ASC) 810, Consolidation, that revised how the primary beneficiary of a variable interest entity is determined

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

and the frequency of assessing the need to consolidate a variable interest entity. Adoption did not have a significant effect on our earnings or financial position.

Note 2 — Acquisitions

In July 2008, we purchased our partner’s 50 percent interest in Premier Boxboard Limited LLC (PBL) for $62 million. The joint venture had $50 million in debt, of which $25 million was related to the purchased interest. Subsequent to the purchase we incurred a penalty of $4 million from the prepayment of the $50 million in joint venture debt. The penalty is included in other non-operating income (expense). The operations of PBL have been integrated into our Corrugated Packaging segment. Prior to the acquisition we accounted for our interest in PBL using the equity method. Unaudited pro forma information assuming this transaction had been effective at the beginning of 2008 would not have been materially different from that reported.

Note 3 — Goodwill and Other Intangible Assets

Carrying value of goodwill and capitalized software, our other intangible asset, follows:

	At Year-End
	2010	2009
	(In millions)
Goodwill	$394	$394
Capitalized software, included in other assets	8	16

Amortization expense, included in cost of sales and general and administrative expense follows:

	For the Year
	2010	2009	2008
	(In millions)
Amortization of capitalized software	$9	$11	$13

Amortization expense related to existing capitalized software for each of the next five years is expected to be:

	For the Year
	2011	2012	2013	2014	2015
	(In millions)
Amortization of existing capitalized software	$5	$1	$1	$1	$—

Note 4 — Joint Ventures

Our only significant joint venture investment is Del-Tin Fiber LLC (Del-Tin), a 50 percent owned venture that produces medium density fiberboard in El Dorado, Arkansas. Our joint venture partner is a publicly-held company unrelated to us.

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Combined summarized financial information for joint ventures follows:

	At Year-End
	2010	2009
	(In millions)
Current assets	$7	$7
Total assets	80	83
Current liabilities	3	2
Long-term debt	29	29
Equity	48	52
Our investment in joint ventures:
50 percent share in joint ventures’ equity	$24	$26

	For the Year
	2010	2009	2008(a)
	(In millions)
Net revenues	$72	$55	$147
Operating income	7	3	13
Earnings	6	3	10
Our equity in earnings:
50 percent share of earnings	$3	$2	$5
Amortization of PBL basis difference	—	—	2
Equity in earnings of joint ventures	$3	$2	$7
____________

(a)	Includes PBL revenues, operating income and earnings prior to acquisition in July 2008.

We and our joint venture partners contribute to and receive distributions from these ventures equally. In 2010, we contributed $2 million and received $7 million; in 2009 we contributed $4 million and received $6 million; in 2008, we contributed $7 million and received $12 million, of which $6 million was from PBL prior to our acquisition.

Our investment in joint ventures is included in other assets, and our equity in their earnings is included in other operating income (expense). Prior to our acquisition of PBL, we were amortizing a basis difference related to assets we contributed to the joint venture. The amortization effectively resulted in depreciation of the contributed assets as if they were consolidated by us at historical carrying value.

We provide marketing services to Del-Tin. Fees for these services were $2 million in 2010, $1 million in 2009, and $2 million in 2008 and are included as a reduction of selling expense. Prior to July 2008, we purchased finished products at market rates from PBL totaling $12 million in 2008.

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 5 — Long-Term Debt

Long-term debt consists of:

	At Year-End
	2010	2009
	(In millions)
Borrowings under bank credit agreements — average interest rate of 1.75% in 2010 and 1.94% in 2009	$25	$25
Accounts receivable securitization facility — average interest rate of 1.79% in 2010 and 1.08% in 2009	153	130
7.875% Senior Notes, payable in 2012, net of discounts	180	195
6.375% Senior Notes, payable in 2016, net of discounts — average interest rate of 6.625% in 2010 and in 2009	114	114
6.625% Senior Notes, payable in 2018, net of discounts — average interest rate of 6.875% in 2010 and in 2009	230	230
Revenue bonds, payable through 2023 — average interest rate of 6.56% in 2010 and 5.77% in 2009	16	16
	718	710
Less current portion of long-term debt	—	—
	$718	$710

At year-end 2010, we had $710 million in committed credit agreements. In June 2010 we replaced our existing $750 million revolving credit facility, which would have matured in July 2011, with a new credit facility that matures in June 2014. The new credit facility provides for a $600 million unsecured revolving line of credit, which includes a $100 million sublimit for the issuance of letters of credit. The remaining $110 million of our committed credit agreements are bilateral agreements that mature in 2011, of which $85 million have term out provisions that extend the final maturities to 2013. At year-end 2010, our long-term debt included $25 million of borrowings under these committed credit facilities, which must be repaid in August 2011. We have classified these borrowings as long-term debt because of our intent and ability to refinance them on a long-term basis under our existing facilities. At year-end 2010, we had $16 million of letters of credit issued under our new $600 million credit facility. Our unused capacity under these facilities was $669 million at year-end 2010.

At year-end 2010, we had a $250 million accounts receivable securitization facility that expires in 2013. Under this facility, a wholly-owned, bankruptcy-remote subsidiary purchases, on an on-going basis, substantially all our trade receivables. As we need funds, the subsidiary draws under its revolving credit arrangement, pledges the trade receivables as collateral, and remits the proceeds to us. In the event of liquidation of the subsidiary, its creditors would be entitled to satisfy their claims from the subsidiary’s pledged receivables prior to distributions back to us. We include this subsidiary in our consolidated financial statements. At year-end 2010, the subsidiary owned $365 million in net trade receivables against which it had borrowed $153 million. At year-end 2010, the unused capacity under this facility was $97 million. The borrowing base, which is determined by the level of our trade receivables, may be below the maximum committed amount of the facility in periods when the balance of our trade receivables is low. At year-end 2010, the borrowing base was $250 million, the maximum committed amount of the facility.

In 2010, we recognized a loss of $1 million associated with the purchase and retirement of $16 million of our 7.875% Senior Notes due in 2012. In 2009, we recognized a gain of $15 million associated with the purchase and retirement of $90 million of our 7.875% Senior Notes due in 2012, $136 million of our 6.375% Senior Notes due in 2016, and $19 million of our 6.625% Senior Notes due in 2018.

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Maturities of our debt during the next five years are:

	For the Year
	2011	2012	2013	2014	2015	Thereafter
	(In millions)
Maturities of debt	$25	$180	$153	$—	$5	$355

We capitalize and deduct from interest expense interest incurred on major construction and information technology projects. Capitalized interest on major projects and interest paid on long-term debt are as follows:

	For the Year
	2010	2009	2008
	(In millions)
Capitalized interest	$—	$—	$1
Interest paid	49	69	83

Note 6 — Financial Assets and Nonrecourse Financial Liabilities of Special Purpose Entities

In October 2007, we sold 1.55 million acres of timberland for $2.38 billion. The total consideration consisted almost entirely of notes due in 2027 issued by the buyer of the timberland, which we contributed to two wholly-owned, bankruptcy-remote special purpose entities formed by us. The notes are secured by $2.38 billion of irrevocable letters of credit issued by four banks, which are required to maintain minimum credit ratings on their long-term debt. The letters of credit are secured by the buyer’s long-term deposit with the banks of $2.38 billion of cash and cash equivalents. The notes require quarterly interest payments based on variable interest rates that reset quarterly (0.33 percent at year-end 2010 and 0.32 percent at year-end 2009). Average interest rate on these notes receivable was 0.38 percent for 2010 and 1.00 percent for 2009. We recognized interest income of $9 million on these notes receivable in 2010, $26 million in 2009, and $80 million in 2008. We received interest payments of $9 million on these notes receivable in 2010, $38 million in 2009, and $85 million in 2008.

In December 2007, our two wholly-owned special purpose entities borrowed $2.14 billion. The loans are repayable in 2027 and are secured only by the $2.38 billion of notes and the irrevocable letters of credit securing the notes and are nonrecourse to us. The loan agreements provide that if a credit rating of any of the banks issuing the letters of credit is downgraded below the required minimum, the letters of credit issued by that bank must be replaced within 30 days with letters of credit from another qualifying financial institution. The borrowings require quarterly interest payments based on variable interest rates that reset daily (0.92 percent at year-end 2010 and 0.82 percent at year-end 2009). Average interest rate on these notes payable was 0.91 percent for 2010 and 1.30 percent for 2009. We recognized $20 million of interest expense on these nonrecourse loans in 2010, $28 million in 2009, and $82 million in 2008. We paid $20 million of interest on these nonrecourse loans in 2010, $33 million in 2009, and $82 million in 2008.

The buyer of the timberland issued the $2.38 billion in notes from its wholly-owned, bankruptcy-remote special purpose entities. The buyer’s special purpose entities held the timberland from the transaction date until November 2008, at which time the timberland was transferred out of the buyer’s special purpose entities. Due to the transfer of the timberland, we evaluated the buyer’s special purpose entities and determined that they were variable interest entities and that we were the primary beneficiary. As a result, in 2008 we began consolidating the buyer’s special purpose entities.

In 2009, two banks were replaced as issuers of letters of credit securing the notes we received in connection with the sale of timberland. In each case, the credit ratings of the letter of credit issuer had been reduced below the required minimums. As a result of these substitutions, we recognized $17 million of other non-operating expense in 2009, which consisted of $15 million in fees that we paid in connection with the issuance of the letters of credit, which were being amortized over the life of the letters of credit, and $2 million of other fees associated with terminating the transaction with the substituted bank.

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In 2010, we entered into two separate three-year agreements, one with JP Morgan Chase Bank, National Association and one with Crédit Agricole Corporate and Investment Bank whereby each of these banks agrees to issue up to $1.4 billion in irrevocable letters of credit in substitution for letters of credit issued by a bank whose credit ratings get reduced below the required minimums. For each agreement, we paid an upfront fee, which is being amortized over the three-year term of the agreement, and also agreed to pay a quarterly fee on the unused commitment. The aggregate expense related to the amortization of the upfront fees and the quarterly fees for both agreements totaled about $4 million for 2010. Since these agreements protect the value of the $2.38 billion in notes, we recognize their costs as a reduction to Interest income on financial assets of special purpose entities in our consolidated statements of income.

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

Note 7 — Asset Retirement and Environmental Obligations

Our asset retirement and environmental obligations are:

	At Year-End
	2010	2009
	(In millions)
Asset retirement obligations	$11	$9
Accrued environmental obligations	2	2
Total asset retirement and environmental obligations	$13	$11
Asset retirement and environmental obligations due within one year classified as other accrued expenses	$—	$—
Long-term asset retirement and environmental obligations classified as other long-term liabilities	13	11
Total asset retirement and environmental obligations	$13	$11

A reconciliation of the beginning and ending aggregate carrying amount of asset retirement obligations follows:

	For the Year
	2010	2009	2008
	(In millions)
Beginning of year	$9	$14	$14
Accretion expense	1	1	1
Revisions in estimated cash flows	1	(4)	—
Liabilities settled	—	(2)	(1)
Balance at year-end	$11	$9	$14

Note 8 — Capital Stock

In 2006 and 2007, our Board of Directors approved repurchase programs aggregating 11.0 million shares. As of year-end 2010, we had purchased 4.4 million shares under these programs resulting in 6.6 million shares remaining to be purchased. We did not purchase any shares under these programs in 2010, 2009 or 2008.

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 9 — Accumulated Other Comprehensive Income (Loss)

The components of and changes in accumulated other comprehensive income (loss) were:

	Defined Benefit Plans	Foreign Currency Translation Adjustment	Total
	(In millions)
Balance at beginning of 2008	$(115)	$(24)	$(139)
Changes during the year	(66)	(14)	(80)
Deferred taxes on changes	30	—	30
Net change for 2008	(36)	(14)	(50)
Balance at year-end 2008	$(151)	$(38)	$(189)
Changes during the year	(114)	5	(109)
Deferred taxes on changes	42	—	42
Net change for 2009	(72)	5	(67)
Balance at year-end 2009	$(223)	$(33)	$(256)
Changes during the year	(9)	6	(3)
Deferred taxes on changes	4	(2)	2
Net change for 2010	(5)	4	(1)
Balance at year-end 2010	$(228)	$(29)	$(257)

Note 10 — Pension and Postretirement Plans

Pension and postretirement plans expense consists of:

	For the Year
	2010	2009	2008
	(In millions)
401(k) plan match	$18	$18	$16
Defined benefit, excluding expense related to payments of lump-sum benefits from our supplemental defined benefit plan	59	44	37
Postretirement medical	6	6	8
	$83	$68	$61

Our 401(k) plans cover substantially all employees and are fully funded.

Our defined benefit plan covers substantially all employees. Salaried and nonunion hourly employee benefits are based on compensation and years of service, while union hourly plans are based on negotiated benefits and years of service. Our policy is to fund our qualified defined benefit plan on an actuarial basis to accumulate assets sufficient to meet the benefits to be paid in accordance with ERISA requirements. However, from time to time we have made voluntary, discretionary contributions. Our supplemental defined benefit plan is unfunded.

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

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Obligations and Funded Status

A summary of the changes in the benefit obligation, plan assets, and funded status follows:

	For the Year
	Defined Benefits						Postretirement
	Qualified		Supplemental		Total		Benefits
	2010	2009	2010	2009	2010	2009	2010	2009
	(In millions)
Benefit obligation at beginning of year	$(1,432)	$(1,355)	$(35)	$(30)	$(1,467)	$(1,385)	$(116)	$(113)
Service cost	(24)	(23)	(1)	(1)	(25)	(24)	(1)	(1)
Interest cost	(81)	(80)	(2)	(2)	(83)	(82)	(6)	(7)
Actuarial gain (loss)	(100)	(48)	(4)	(8)	(104)	(56)	(8)	(6)
Benefits paid by the plan	78	74	—	—	78	74	12	14
Lump-sum settlements	—	—	10	6	10	6	—	—
Medicare subsidies	—	—	—	—	—	—	(1)	(1)
Participant contributions	—	—	—	—	—	—	(1)	(2)
Benefit obligation at year-end	(1,559)	(1,432)	(32)	(35)	(1,591)	(1,467)	(121)	(116)
Fair value of plan assets at beginning of year	1,176	1,208	—	—	1,176	1,208	—	—
Actual return	150	12	—	—	150	12	—	—
Benefits paid by the plan	(78)	(74)	—	—	(78)	(74)	(12)	(14)
Lump-sum settlements	—	—	(10)	(6)	(10)	(6)	—	—
Medicare subsidies	—	—	—	—	—	—	1	1
Contributions we made	30	30	10	6	40	36	10	11
Participant contributions	—	—	—	—	—	—	1	2
Fair value of plan assets at year-end	1,278	1,176	—	—	1,278	1,176	—	—
Funded status at year-end	$(281)	$(256)	$(32)	$(35)	$(313)	$(291)	$(121)	$(116)

Assets and (liabilities) included in the consolidated balance sheet and reconciliation to funded status follows:

	At Year-End
	Defined Benefits		Postretirement Benefits
	2010	2009	2010	2009
	(In millions)
Liability/funded status	$(313)	$(291)	$(121)	$(116)
Accumulated other comprehensive loss:
Unrecognized net loss	$344	$340	$11	$3
Unrecognized prior service cost (credit)	22	27	(1)	(3)
Total accumulated other comprehensive loss	$366	$367	$10	$—

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

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our asset allocation strategy matches the duration of about 80 percent of our pension assets to our pension liabilities and also matches the overall credit quality of the pension assets to the implied credit quality of the yield curve used to discount our liabilities. This matched approach reduces the volatility of our defined benefit expense and our funding requirements. The remaining plan assets are targeted to be invested in assets that provide market exposure to mitigate the effects of inflation, mortality and actuarial risks. The defined benefit plan weighted-average asset allocations and the range of target allocations follow:

		Percentage of
	Range of	Plan Assets at
	Target	Year-End
	Allocations	2010	2009
Asset category:
Debt securities	78-88%	80%	84%
Equity securities	10-15%	14	13
Real estate	0-7%	6	3
		100%	100%

Equity securities include 591,896 shares of Temple-Inland common stock totaling $13 million or 1.0 percent of total plan assets at year-end 2010, and $12 million or 1.1 percent of total plan assets at year-end 2009.

The fair value of our qualified defined benefit plan assets for each valuation hierarchy (See Note 17) is as follows:

	At Year-End
	2010				2009
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In millions)
Cash and cash equivalents	$—	$9	$—	$9	$—	$27	$—	$27
Debt securities:
Corporate bonds	—	475	—	475	—	472	—	472
Government securities	—	483	—	483	—	464	—	464
Mortgage-backed securities	—	3	—	3		2	—	2
Other fixed income	—	56	—	56		35	—	35
Equity securities	16	150	—	166	17	129	—	146
Private equity	—	—	7	7	—	—	8	8
Real estate	—	—	77	77	—	—	33	33
Fair value of qualified defined benefit plan assets	$16	$1,176	$84	1,276	$17	$1,129	$41	1,187
Adjustment for receivables and payables, net				2				(11)
				$1,278				$1,176

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Level 3 defined benefit plan assets principally consists of real estate partnership and private equity investments, which are not readily marketable and are valued by the general partners. A summary of changes in the fair value of our Level 3 assets follows:

	For the Year
	2010	2009
	(In millions)
Fair value beginning of year	$41	$72
Unrealized gains (losses)	30	(34)
Purchases, sales issuances, and settlements (net)	13	3
Fair value at year-end	$84	$41

Accumulated Benefit Obligation

The accumulated benefit obligation of our defined benefit plan represents the present value of benefits earned without regard to projected future compensation increases. Our defined benefit plans have an accumulated benefit obligation in excess of plan assets as follows:

	At Year-End
	2010	2009
	(In millions)
Projected benefit obligation	$(1,591)	$(1,467)
Accumulated benefit obligation	$(1,531)	$(1,411)
Fair value of plan assets	1,278	1,176
Excess of accumulated benefit obligation over fair value of plan assets	$(253)	$(235)
Excess of accumulated benefit obligation over fair value of plan assets consists of:
Qualified plan	$(222)	$(201)
Supplemental plan	(31)	(34)
	$(253)	$(235)

Components of Net Periodic Benefit Expense and Other Amounts Recognized in Other Comprehensive Income

	For the Year
	Defined Benefits			Postretirement Benefits
	2010	2009	2008	2010	2009	2008
	(In millions)
Net periodic benefit expense:
Service costs — benefits earned during the year	$25	$24	$28	$1	$1	$1
Interest cost on benefit obligation	83	82	82	6	7	8
Expected return on plan assets	(75)	(80)	(83)	—	—	—
Amortization of prior service costs	5	5	5	(1)	(2)	(2)
Amortization of actuarial net loss	21	13	5	—	—	1
Total net periodic benefit expense	59	44	37	6	6	8
Amounts recognized in other comprehensive income, pre-tax	(1)	106	82	10	8	(16)
Total recognized in net periodic benefit expense and other comprehensive income, pre-tax	$58	$150	$119	$16	$14	$(8)

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In addition, we recognized expense of $4 million in 2010 and $15 million in 2008 related to payments of lump-sum benefits from our supplemental defined benefit plan.

Assumptions

The assumptions we used to determine our defined benefit and postretirement obligations were:

	Defined Benefits		Postretirement Benefits
	2010	2009	2010	2009
Discount rate	5.28%	5.79%	4.78%	5.37%
Expected rate of return on plan assets	6.00%	6.50%	—	—
Rate of compensation increase	3.10%	3.20%	—	—

The assumptions we used to determine our annual net periodic benefit expense were:

	Defined Benefits			Postretirement Benefits
	2010	2009	2008	2010	2009	2008
Discount rate	5.79%	6.11%	6.125%	5.37%	6.20%	6.125%
Expected rate of return on plan assets	6.50%	6.875%	6.875%	—	—	—
Rate of compensation increase	3.20%	3.50%	3.70%	—	—	—

The discount rate we use to determine the present value of the benefit obligation is the Citigroup Pension Discount Curve. We believe the use of the Citigroup Pension Discount Curve reasonably reflects changes in the present value of our defined benefit plan obligation because each year’s cash flow is discretely discounted at a rate at which it could effectively be settled.

The expected long-term rate of return on plan assets is an assumption we make reflecting the anticipated weighted average rate of earnings on the plan assets over the long-term. In selecting that rate particular consideration is given to our asset allocation. For the plan assets invested in debt securities, we used the AA credit risk profile of the discount rate plus a 25 basis point yield premium to reflect the single A credit risk profile of our debt securities. For the remaining plan assets, we used target-weighted returns generated from current asset models. We add a ten basis point active management premium to the total rate of return because the real estate and matched portfolios are actively managed. Our actual return on plan assets was 12.5 percent in 2010, 1.25 percent in 2009, and 0.4 percent in 2008.

We use the 1994 Group Annuity Mortality Tables to determine our benefit obligation and annual defined benefit expense.

The assumed health care cost trend rates we used to determine the expense of the postretirement benefit plan were:

	For the Year
	2010	2009	2008
Health care trend rate assumed for the next year	9.0%	9.0%	9.0%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	4.5%	4.5%	4.5%
Year that the rate reaches the ultimate trend rate	2017	2016	2015

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

These assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement benefit plans. For example, a one-percentage-point change in assumed health care cost trend rates would have the following effect:

	1 Percentage Point Increase	1 Percentage Point Decrease
	(In millions)
Increase (decrease) in:
Total service and interest cost components	$1	$(1)
Accumulated postretirement benefit obligation	10	(9)

Cash Flows

Due to credit balances we have accumulated from our voluntary, discretionary contributions in prior years, we anticipate having no funding requirements under ERISA in 2011. Benefits earned under the supplemental defined benefit plan are paid upon retirement or when the employee terminates. Our supplemental defined benefit plan payments to retirees totaled $10 million in 2010 and $6 million in 2009. In 2008, we made lump-sum payments of $42 million to existing retirees who elected to receive lump-sum settlements of supplemental benefits earned.

The postretirement benefit plan is not subject to minimum regulatory funding requirements. Since the postretirement benefit plans are unfunded, the expected $10 million contribution in 2011 represents the estimated health claims to be paid for plan participants, net of retiree contributions and Medicare subsidies.

At year-end 2010, the plans are expected to make benefit payments and receive Medicare subsidies over the next ten years as follows:

			Postretirement
			Benefits
	Pension Benefits			Medicare
	Qualified	Supplemental	Benefits	Subsidies
	(In millions)
2011	$83	$5	$11	$1
2012	86	5	11	1
2013	90	6	11	1
2014	93	4	11	1
2015	96	4	10	1
2016 - 2020	518	14	47	4

Note 11 — Share-Based and Long-Term Incentive Compensation

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

We generally grant awards annually in February, and we use treasury stock to fulfill awards settled in common stock and stock option exercises. A summary of these plans follows:

Cash-settled Restricted or Performance Units

Cash-settled restricted or performance units generally have a three-year term; vest after three years from the date of grant or the attainment of stated ROI based performance goals, generally measured over a three-year period; and are settled in cash as determined on the date of grant. The restricted and performance units provide for accelerated or continued vesting upon retirement, death, disability, or if there is a change in control.

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of activity for 2010 follows:

	Units	Weighted Average Grant Date Fair Value per Unit	Aggregate Current Value
	(In thousands)		(In millions)
Not vested cash-settled units beginning of 2010	2,753	$18
Granted	599	17
Vested	(717)	40
Forfeited	(8)	23
Not vested cash-settled units at year-end 2010	2,627	12	$56
Not vested cash-settled units at year-end 2010 subject to:
Time vesting requirements	898		$19
Performance requirements	1,729		37
	2,627		$56

Unrecognized share-based compensation expense related to non-vested cash-settled restricted and performance units was $18 million at year-end 2010 share price of $21 per share. We expect to recognize this cost over a weighted average period of two years. The fair value of units vested and to be settled in cash, including accrued dividends of $2 million, was $40 million at year-end 2010, of which $14 million is included in other current liabilities and $26 million in long-term liabilities; and $39 million at year-end 2009, of which $18 million was included in other current liabilities and $21 million in long-term liabilities. The fair value of awards settled in cash was $18 million in 2010, $5 million in 2009, and $7 million in 2008.

Stock-settled Restricted Stock Units

Stock-settled restricted stock units generally vest after three years from the date of the grant upon attainment of stated ROI-based performance goals. There is no accelerated vesting upon retirement for these awards and cumulative dividends on these awards will be paid at the time of vesting if the stated ROI-based performance goals are met.

A summary of activity for 2010 follows:

	Units	Weighted Average Grant Date Fair Value per Unit	Aggregate Current Value
	(In thousands)		(In millions)
Not vested stock-settled restricted units beginning of 2010	—	$—
Granted	369	20
Vested	—	—
Forfeited	—	—
Not vested stock-settled restricted units at year-end 2010	369	20	$8

Unrecognized share-based compensation expense related to non-vested stock-settled restricted units was $5 million at year-end 2010. We expect to recognize this cost over a weighted average period of two years.

Stock Options

Stock options have a ten-year term, generally become exercisable ratably over four years and provide for accelerated or continued vesting upon retirement, death, disability, or if there is a change in control. Options are granted with an exercise price equal to the market value of our common stock on the date of grant.

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of activity for 2010 follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (Current value less exercise price)
	(In thousands)		(In years)	(In millions)
Outstanding beginning of 2010	7,317	$15
Granted	629	17
Exercised	(487)	11
Forfeited	(43)	19
Outstanding year-end 2010	7,416	15	6	$45
Exercisable year-end 2010	4,590	16	5	$24

The intrinsic value of options exercised was $5 million in 2010, $8 million in 2009, and less than $1 million in 2008. Unrecognized share-based compensation expense related to non-vested stock option awards was $5 million at year-end 2010. We expect to recognize this cost over a weighted average period of three years.

We estimated the fair value of the options granted using the Black-Scholes-Merton option-pricing model and the following assumptions:

	For the Year
	2010	2009	2008
Expected dividend yield	3.2%	3.2%	2.1%
Expected stock price volatility	66.6%	57.5%	28.2%
Risk-free interest rate	3.2%	2.6%	3.3%
Expected life of options in years	8	8	8
Weighted average estimated fair value of options at grant date	$10.23	$2.49	$2.02

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

Unrecognized long-term incentive compensation expense related to fixed value cash awards was $8 million at year-end 2010. We expect to recognize this cost over a weighted average period of three years. At year-end 2010 and 2009, accrued long-term incentive compensation included in other long-term liabilities was $10 million and $5 million.

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Share-Based and Long-Term Incentive Compensation Expense

Share-based and long-term incentive compensation expense (income) consists of:

	For the Year
	2010	2009	2008
	(In millions)
Cash-settled restricted or performance stock units	$20	$47	$(12)
Stock-settled restricted stock units	2	—	1
Stock options	6	6	9
Total share-based compensation expense	28	53	(2)
Fixed value cash awards	5	5	—
Total share-based and long-term incentive compensation expense	$33	$58	$(2)

Share-based and long-term incentive compensation expense (income) is included in:

	For the Year
	2010	2009	2008
	(In millions)
Cost of sales	$4	$6	$5
Selling expense	1	2	—
General and administrative expense	28	50	(7)
	$33	$58	$(2)

The fair value of awards granted to retirement-eligible employees and expensed at the date of grant was $3 million in 2010, $2 million in 2009, and $3 million in 2008.

Unrecognized share-based and long-term incentive compensation for all awards not vested was $36 million at year-end 2010. We expect to recognize this cost over a weighted-average period of two years.

Note 12 — Other Operating Income (Expense)

	For the Year
	2010	2009	2008
	(In millions)
Alternative fuel mixture tax credits, net of costs	$10	$213	$—
Costs and asset impairments, primarily related to box plant transformation	(26)	(5)	(9)
Litigation	—	—	5
Transformation costs	—	—	(20)
Other charges	—	(2)	(5)
Gain (loss) on sale or retirement of operating property and equipment	(5)	(3)	(6)
Equity in earnings of joint ventures	3	1	7
	$(18)	$204	$(28)

The Internal Revenue Code allowed for an excise tax credit for alternative fuel mixtures produced for sale or for use in a trade or business, which expired on December 31, 2009. In 2009, we generated and claimed alternative fuel mixture tax credits of $228 million, of which we recognized $218 million and provided a $10 million reserve due to an uncertainty in the tax law regarding whether a portion of the alternative fuel we used would qualify for the tax credit. In 2010, the Internal Revenue Service clarified this uncertainty allowing us to recognize the $10 million previously reserved.

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

We continue our efforts to enhance return on investment by lowering costs, improving operating efficiencies, and increasing asset utilization. As a result, we continue to review operations that are unable to meet return objectives and determine appropriate courses of action, including possibly consolidating and closing facilities. In connection with the second phase of our box plant transformation, in 2010, we closed our Santa Fe Springs, California sheet plant and our Phoenix, Arizona; Evansville, Indiana; and Scranton, Pennsylvania box plants. In addition, we announced the closure of our Carol Stream, Illinois box plant, which is expected to close in second quarter 2011. In connection with box plant transformation activities, we recognized asset impairment charges of $14 million, severance and other employee costs of $2 million, and other transformation related costs of $9 million.

In 2009, we incurred $7 million of other operating expense primarily associated with 2008 facility closures.

In 2008, we incurred $20 million of costs associated with our 2007 transformation plan, of which $15 million is related to the one-time payment of supplemental retirement benefits. We also closed one corrugated packaging facility and ceased production of hardboard siding at our fiberboard operations resulting in charges of $9 million, primarily related to assets impairments, inventory write-offs, and severance. In addition, we recognized $5 million of employee related costs associated with our cost reduction efforts.

In 2008, we settled and paid one remaining state court claim regarding alleged violations of Section 1 of the Sherman Act and released our remaining reserve of $5 million.

Activity within our accruals for exit costs was:

	For the Year
	2010	2009	2008
	(In millions)
Beginning of year	$—	$2	$1
Additions related to:
Involuntary employee terminations	2	—	3
Demolition and environmental remediation	—	—	(1)
Cash payments related to:
Involuntary employee terminations	(2)	(2)	—
Demolition and environmental remediation	—	—	(1)
Balance at year-end	$—	$—	$2

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 13 — Income Taxes

Income tax benefit (expense) on income (loss) before taxes consists of:

	For the Year
	2010	2009	2008
	(In millions)
Current tax provision:
U.S. Federal	$13	$(44)	$55
Foreign, state and other	(13)	(8)	(7)
	—	(52)	48
Deferred tax provision:
U.S. Federal	32	(65)	(54)
Foreign, state and other	8	(8)	(1)
	40	(73)	(55)
Income tax benefit (expense)	$40	$(125)	$(7)
Income taxes paid, net	$(16)	$(6)	$(271)

Income (loss) before taxes consists of:

	For the Year
	2010	2009	2008
	(In millions)
U.S.	$122	$319	$(16)
Non-U.S.	6	13	15
	$128	$332	$(1)

A reconciliation of income taxes at the federal statutory rate and income tax benefit (expense) on income (loss) before taxes follows:

	For the Year
	2010	2009	2008
Taxes at federal statutory rate	$(45)	$(116)	$—
Cellulosic biofuel producer credits	83	—	—
Impact of Patient Protection and Affordable Care Act on Medicare Part D retiree drug subsidy program	(3)	—	—
State, net of federal benefit	—	(8)	(2)
Foreign	—	(4)	(2)
Domestic production activities deduction	6	1	—
Other	(1)	2	(3)
	$40	$(125)	$(7)

In 2010, the IRS provided clarification to the effect that black liquor, a by-product of the paper making process, produced and used as a fuel in 2009 by a registered producer qualifies for the $1.01 per gallon taxable, non-refundable cellulosic biofuel producer credit. This credit may be used to offset federal income taxes payable, subject to certain limitations. Our registration as a producer of cellulosic biofuel was approved on August 16, 2010. The IRS also clarified that cellulosic biofuel produced before registration may be claimed and that a producer may not claim both the cellulosic biofuel producer credit and the alternative fuel mixture tax credit for the same volume of black liquor. However, both alternative fuel mixture tax credits and cellulosic

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

biofuel producer credits can be claimed in the same taxable year for different volumes of black liquor. As a result, in 2010 we recognized an income tax benefit of $83 million related to cellulosic biofuel producer credits that we earned on black liquor produced and used in 2009 prior to our producing an alternative fuel mixture.

In 2010, we also recorded a one-time tax expense of $3 million due to the elimination of the tax deduction for drug expenses reimbursed under the Medicare Part D subsidy program.

Significant components of deferred taxes are:

	At Year-End
	2010	2009
	(In millions)
Deferred Tax Liabilities:
Property, equipment, and intangible assets	$(358)	$(375)
Deferred gain on sale of timberland	(819)	(819)
U.S. taxes on unremitted foreign earnings	(22)	(20)
	(1,199)	(1,214)
Deferred Tax Assets:
Alternative minimum tax credits	281	281
Cellulosic biofuel producer credits	30	—
Foreign and state net operating loss carry-forwards	20	22
Pension and postretirement benefits	167	160
Employee benefits	61	51
Accruals not deductible until paid	39	42
Other	25	29
Gross deferred tax assets	623	585
Less valuation allowance	(16)	(23)
	607	562
Net Deferred Tax Liability	$(592)	$(652)

The net deferred tax liability is classified on our balance sheet as follows:

	At Year-End
	2010	2009
	(In millions)
Current deferred tax assets	$108	$69
Non-current deferred tax liabilities	(700)	(721)
Net deferred tax liability	$(592)	$(652)

Our deferred taxes on timberlands and our alternative minimum tax credits primarily relate to the gain on the sale of our strategic timberland, which was deferred for income tax purposes. Our alternative minimum tax credits can be carried forward indefinitely. Our cellulosic biofuel producer credits will expire in 2015. Our foreign and state net operating loss carry-forwards and credits will expire from 2011 through 2028. A valuation allowance is provided for certain of these foreign and state net operating loss carry-forwards and credits. The decrease in the valuation allowance in 2010 was primarily due to the release of allowance on state net operating loss carry-forwards, which we now expect to utilize.

We file U.S. federal income tax returns and income tax returns in various states and foreign jurisdictions. In 2009, the Internal Revenue Service opened an examination of our 2006 through 2008 income tax returns.

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

This examination is proceeding. We are no longer subject to examination by state or foreign tax authorities for years before 2000. We have various income tax audits in process at year-end 2010, and we do not expect that the resolution of these matters will have a significant effect on our earnings or financial position.

A reconciliation of unrecognized tax benefits follows:

	For the Year
	2010	2009
	(In millions)
Beginning of year	$108	$24
Additions based on tax positions related to the current year	—	89
Reductions for tax positions of prior years	(1)	(5)
Balance at year-end	$107	$108

The 2009 additions to the unrecognized tax benefits include $84 million related to our tax position for alternative fuel mixture tax credits. For income tax purposes we believe the alternative fuel mixture tax credits are not taxable. Of the $107 million of unrecognized tax benefits at year-end 2010, $95 million would affect our effective tax rate if recognized. Interest accrued related to unrecognized tax benefits is included in income tax expense. Unrecognized tax benefits include approximately $3 million of accrued interest and no penalties. We do not expect material changes to our tax reserve during the next 12 months.

Note 14 — Litigation

We are involved in various legal proceedings that arise from time to time in the ordinary course of doing business and believe that adequate reserves have been established for any probable losses. Expenses related to litigation are included in operating income.

On September 9, 2010, we were one of eight containerboard producers named as defendants in a class action complaint that alleged a civil violation of Section 1 of the Sherman Act. The suit is captioned Kleen Products LLC v. Packaging Corp. of America (N.D. Ill.). The complaint alleges that the defendants, beginning in August 2005, conspired to limit the supply and thereby increase prices of containerboard products. The alleged class is all persons who purchased containerboard products directly from any defendant for use or delivery in the United States during the period August 2005 to the present. The complaint seeks to recover an unspecified amount of treble actual damages and attorney’s fees on behalf of the purported class. Four similar complaints were filed and have been consolidated in the Northern District of Illinois. We strongly dispute the allegations made against us and intend to defend vigorously against this litigation. However, because this action is in its preliminary stages, we are unable to predict an outcome or estimate a range of reasonably possible loss.

In addition, in 2010 we closed our Phoenix, Arizona box plant. Certain of the plant’s employees participated in a multi-employer pension plan. We may incur a claim for additional contributions due to the plan’s unfunded pension obligations. At this time we are unable to predict if such a claim will be made and if so, the amount that might be claimed.

We do not believe that the outcome of any of these proceedings should have a significant adverse effect on our financial position, long-term results of operations, or cash flows. It is possible however that charges related to these matters could be significant to our results or cash flows in any one accounting period.

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 15 — Commitments and Other Contingencies

We lease manufacturing and other facilities and equipment under operating lease agreements. Future minimum rental commitments under non-cancelable operating leases having a remaining term in excess of one year are:

	For the Year
	2011	2012	2013	2014	2015	Thereafter
	(In millions)
Future minimum rental commitments	$37	$28	$22	$12	$20	$42

Total rent expense was $48 million in 2010, $50 million in 2009, and $53 million in 2008. In 2007, we recorded an impairment charge related to a long-term operating lease. This charge did not affect our continuing obligations under the lease, including paying rent and maintaining the equipment. The present value of the future payments is included on our balance sheet, of which $7 million is included in current liabilities and $41 million in other long-term liabilities at year-end 2010.

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

At year-end 2010, we had unconditional purchase obligations, principally for sawtimber, pulpwood, gypsum, and to a lesser extent major capital expenditures, aggregating $1.5 billion that will be paid over the next twenty-two years. This includes $1.1 billion related to fiber supply agreements for pulpwood and sawtimber. These purchase obligations are valued using minimum required purchase commitments at year-end 2010 market prices. However, our actual purchases may exceed our minimum commitments and will be at the then current market prices. Through year-end 2010, our purchases under these contracts have exceeded the minimum requirements. As a result, we have no liability for unfulfilled commitments.

In connection with our Del-Tin joint venture operation, we have guaranteed debt of $15 million at year-end 2010. Generally we would fund this guarantee for lack of specific performance by the joint venture, such as non-payment of debt.

Note 16 — Derivative Instruments and Variable Interest Entities

From time to time we use commodity derivative instruments to mitigate our exposure to changes in product pricing and manufacturing costs. These instruments cover a small portion of our volume. At year-end 2010 and 2009, we did not have any significant commodity derivative instruments.

In 1999, we entered into an agreement to lease particleboard and medium density fiberboard facilities in Mt. Jewett, Pennsylvania. The lease is for 20 years and includes fixed price purchase options in 2014 and at the end of the lease. The option prices were intended to approximate the estimated fair values of the facilities at those dates and do not represent a guarantee of the facilities’ residual values. After exhaustive efforts, we were unable to determine whether the lease is with a variable interest entity or if there is a primary beneficiary

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

because the unrelated third-party lessor will not provide the necessary financial information. We account for the lease as an operating lease, and at year-end 2010 our financial interest was limited to our obligation to make the remaining $109 million of contractual lease payments, approximately $12 million per year. In 2007, we recorded an impairment charge for the portion of the long-term operating lease related to the particleboard facility. As a result, $48 million and $52 million of our future operating lease payments are included on our balance sheet at year-end 2010 and 2009.

Note 17 — Fair Values and Fair Value Measurements of Financial Instruments

Fair value measures are classified into a three-tiered fair value hierarchy, which prioritizes the inputs used in measuring fair values as follows:

Level 1 —	Observable inputs such as quoted prices in active markets
Level 2 —	Inputs, other than quoted prices in active markets, which are observable either directly or indirectly
Level 3 —	Unobservable inputs in which there is little or no market data, which require a reporting entity to develop its own assumptions

Assets and liabilities measured at fair value are based on one or more of the following valuation techniques:

Market approach	—	Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.
Cost approach	—	Amount that would be required to replace the service capacity of an asset (replacement cost).
Income approach	—	Techniques to convert future amounts to a single present amount based on market expectations (including present-value techniques, option-pricing and excess earning models).

We elected not to use the fair value option for cash and cash equivalents, accounts receivable, other current assets, accounts payable, other current liabilities, long-term debt, and financial assets and nonrecourse financial liabilities of special purpose entities. With the exception of long-term debt, the carrying amounts of these financial instruments approximate their fair values due to their short-term nature or variable interest rates.

Information about our fixed rate long-term debt that is not measured at fair value follows:

	At Year-End 2010		At Year-End 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
	(In millions)
Financial Liabilities
Fixed rate, long-term debt	$540	$577	$555	$580	Level 2 -Market approach

Differences between carrying value and fair value of our long-term debt are primarily due to instruments that provide fixed interest rates or contain fixed interest rate elements. Inherently, such instruments are subject to fluctuations in fair value due to subsequent movements in interest rates. At year-end 2010 and 2009, we had guaranteed joint venture obligations principally related to fixed-rate debt instruments and letters of credit totaling $15 million. The estimated fair value of these guarantees is not significant.

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 18 — Earnings per Share

We compute earnings per share by dividing income by weighted average shares outstanding using the following:

	For the Year
	2010	2009	2008
	(In millions)
Earnings for basic and diluted earnings per share:
Net income (loss)	$168	$207	$(8)
Less: Distributed and undistributed amounts allocated to participating securities	(1)	(2)	—
	167	205	(8)
Less: Net income attributable to non-controlling interest of special purpose entities	—	(1)	—
Net income (loss) available to common shareholders	$167	$204	$(8)
Weighted average shares outstanding:
Weighted average shares outstanding — basic	107.9	106.9	106.7
Dilutive effect of stock options	1.6	1.1	0.7
Weighted average shares outstanding — diluted	109.5	108.0	107.4

Participating securities include unvested cash-settled restricted stock units issued to employees that contain non-forfeitable rights to dividends. These units are scheduled to vest in first quarter 2011.

At year-end 2010 and 2009, 1,347,308 and 3,681,736 stock options outstanding held by our employees and 279,112 and 303,712 stock options outstanding held by employees of spun-off entities were not included in the computation of diluted earnings per share because they were anti-dilutive.

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

	At Year End
	2010	2009
	(Shares in
	thousands)
Options held	438	557
Options exercisable	422	512
Weighted average exercise price	$19	$18
Weighted average remaining contractual term (in years)	5	5

Note 19 — Segment Information

We have two business segments: corrugated packaging and building products. Corrugated packaging manufactures linerboard, corrugating medium, and white-top linerboard (collectively referred to as containerboard), that we convert into corrugated packaging and light-weight gypsum facing paper. Building products manufactures a variety of building products.

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

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

policies of the segments are the same as those described in the accounting policy notes to the financial statements. Intersegment sales are recorded at market prices. Intersegment sales and business support expense allocations are netted in costs and expenses.

	Corrugated Packaging	Building Products	Items Not Included in Segment and Eliminations		Total
	(In millions)
For the year or at year-end 2010:
Revenues from external customers	$3,153	$646	$—		$3,799
Depreciation and amortization	143	41	9		193
Equity income from joint ventures	—	3	—		3
Income (loss) before taxes	333	(19)	(186	)(a)	128
Total assets	2,475	532	2,902		5,909
Investment in joint ventures	2	24	—		26
Goodwill	265	129	—		394
Capital expenditures	202	23	8		233
For the year or at year-end 2009:
Revenues from external customers	$3,001	$576	$—		$3,577
Depreciation and amortization	145	44	11		200
Equity income (loss) from joint ventures	(1)	2	—		1
Income (loss) before taxes	347	(27)	12	(a)	332
Total assets	2,295	545	2,869		5,709
Investment in joint ventures	3	26	—		29
Goodwill	265	129	—		394
Capital expenditures	107	21	2		130
For the year or at year-end 2008:
Revenues from external customers	$3,190	$694	$—		$3,884
Depreciation and amortization	146	48	12		206
Equity income from joint ventures	6	1	—		7
Income (loss) before taxes	225	(40)	(186	)(a)	(1)
Total assets	2,366	580	2,923		5,869
Investment in joint ventures	3	26	—		29
Goodwill	265	129	—		394
Capital expenditures	142	17	5		164
____________

(a)	Items not included in segments consist of:

	For the Year
	2010	2009	2008
	(In millions)
General and administrative expense	$(70)	$(70)	$(76)
Share-based and long-term incentive compensation	(33)	(58)	2
Other operating income (expense)	(16)	206	(29)
Other non-operating income (expense)	(1)	(1)	—
Net interest income on financial assets and nonrecourse financial liabilities of special purpose entities	(15)	(2)	(2)
Interest expense on debt	(51)	(63)	(81)
	$(186)	$12	$(186)
Other operating income (expense) applies to:
Corrugated packaging	$(15)	$210	$4
Building products	—	—	(9)
Unallocated	(1)	(4)	(24)
	$(16)	$206	$(29)

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Revenues and property and equipment based on geographic location were:

	For the Year or at Year End
	2010	2009	2008
	(In millions)
Revenues from external customers:
United States	$3,571	$3,379	$3,680
Mexico	228	198	204
	$3,799	$3,577	$3,884

Property and equipment:
United States	$1,596	$1,567	$1,635
Mexico	31	28	29
	$1,627	$1,595	$1,664

Note 20 — Summary of Quarterly Results of Operations (Unaudited)

Selected quarterly financial results for 2010 and 2009 follow:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In millions, except per share)
2010
Total revenues	$905	$976	$966	$952
Gross profit	$80	$123	$153	$130
Net income (loss) attributable to Temple-Inland Inc.(a)	$(4)	$20	$125	$27
Earnings per share:
Basic	$(0.04)	$0.19	$1.15	$0.25
Diluted	$(0.04)	$0.18	$1.13	$0.24
____________

(a)	Net income attributable to Temple-Inland Inc. includes the following items:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In millions)
Other operating income (expense):
Alternative fuel mixture tax credits, net of related costs	$10	$—	$—	$—
Costs and asset impairments, primarily related to box plant transformation	(10)	(2)	(5)	(9)
	$—	$(2)	$(5)	$(9)
Other non-operating income (expense):
Loss on purchase and retirement of debt	$—	$—	$—	$(1)

TEMPLE-INLAND INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In millions, except per share)
2009
Total revenues	$941	$906	$885	$845
Gross profit	$144	$125	$132	$84
Net income attributable to Temple-Inland Inc.(a)	$35	$66	$67	$38
Earnings per share:
Basic	$0.33	$0.62	$0.62	$0.35
Diluted	$0.33	$0.61	$0.61	$0.34
____________

(a)	Net income attributable to Temple-Inland Inc. includes the following items:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In millions)
Other operating income (expense):
Alternative fuel mixture tax credits, net of related costs	$—	$77	$69	$67
Costs and asset impairments, primarily related to box plant transformation	(3)	(1)	(1)	—
Other charges	(1)	(1)	—	—
	$(4)	$75	$68	$67
Other non-operating income (expense):
Substitution costs	$—	$(17)	$—	$—
Gain (loss) on purchase and retirement of debt	10	8	(3)	—
Interest and other income	—	—	—	1
	$10	$(9)	$(3)	$1

Note 21 — Subsequent Events

On February 4, 2011, our Board of Directors declared a quarterly dividend of $0.13 per share payable on March 15, 2011.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have not changed our independent registered public accounting firm and, accordingly, have no disagreements or other reportable events we are required to report under this item.

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

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in fourth quarter 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Set forth below is certain information about the members of our Board of Directors:

Name	Age	Year First Elected to the Board	Principal Occupation
Doyle R. Simons	47	2007	Chairman and Chief Executive Officer of Temple-Inland Inc.
Cassandra C. Carr	66	2004	Senior Advisor, Public Strategies, Inc.
E. Linn Draper, Jr.	69	2004	Former Chairman, President and Chief Executive Officer of American Electric Power Company, Inc.
Larry R. Faulkner	65	2005	President of Houston Endowment Inc.
Jeffrey M. Heller	71	2004	Former Vice Chairman of Electronic Data Systems, Inc.
J. Patrick Maley, III	49	2007	President and Chief Operating Officer of Temple-Inland Inc.
W. Allen Reed	63	2000	Former Chairman of the Board of General Motors Asset Management Corporation
Richard M. Smith	65	2006	President of Pinkerton Foundation and former Chairman of Newsweek
Arthur Temple III	68	1983	Chairman of the Board of First Bank & Trust, East Texas and the T.L.L. Temple Foundation
R.A. (Al) Walker	54	2008	President and Chief Operating Officer of Anadarko Petroleum Corporation

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

Item 11.	Executive Compensation

The information required by this item is incorporated by reference from our Definitive Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

Information at year-end 2010 about our compensation plans under which our Common Stock may be issued follows:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Equity compensation plans approved by security holders	8,361,407	$14.66	2,854,100
Equity compensation plans not approved by security holders	None	None	None
Total	8,361,407	$14.66	2,854,100
____________

(1)
Includes (a) 7,853,917 options outstanding, of which 7,416,105 relate to our employees and have a weighted average term of six years and 437,812 relate to employees of spun-off entities, Guaranty Financial Group Inc. and Forestar Group Inc., and have a weighted average term of five years; (b) 369,201 restricted shares outstanding that relate to our employees; (c)125,870 shares payable to directors for deferred fees; and (d) 12,419 stock-settled restricted stock units that related to deferred bonuses and deferred vested restricted shares that could not be paid out until after retirement due to Code Section 162(m) policy.

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
Credit Agreement, dated as of June 25, 2010, among the Company, as Borrower; Bank of America, N.A., as administrative agent and L/C Issuer; Citibank, N.A., as syndication agent; JPMorgan Chase Bank, N.A. and The Bank of Nova Scotia, as co-documentation agents; Banc of America Securities LLC, Citigroup Global Markets Inc., J.P. Morgan Securities Inc., and The Bank of Nova Scotia, as joint lead arrangers and joint book managers; and the lenders party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2010, filed with the Commission on August 9, 2010)

10.02*	—
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

10.03*	—
First amendment to Temple-Inland Inc. 1997 Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 30, 2006, and filed with the Commission on November 7, 2006)

10.04*	—
Temple-Inland Inc. 2001 Stock Incentive Plan (incorporated by reference to the Company’s definitive proxy statement in connection with the Annual Meeting of Shareholders held May 4, 2001, and filed with the Commission on March 23, 2001)

10.05*	—
First amendment to Temple-Inland Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended September 30, 2006, and filed with the Commission on November 7, 2006)

Exhibit Number		Exhibit
10.06*	—
Temple-Inland Inc. 2003 Stock Incentive Plan (incorporated by reference to Appendix A of the Company’s definitive proxy statement dated March 31, 2003, and prepared in connection with the annual meeting of stockholders held May 2, 2003)

10.07*	—
First amendment to Temple-Inland Inc. 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended September 30, 2006, and filed with the Commission on November 7, 2006)

10.08*	—
Form of Nonqualified Stock Option Agreement issued pursuant to the Temple-Inland Inc. 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K for the year ended January 3, 2004, and filed with the Commission on February 23, 2004)

10.09*	—
Revised Form of Restricted Stock Unit Agreement issued pursuant to the Temple-Inland Inc. 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.09 to the Company’s Form 10-K for the year ended December 31, 2005, and filed with the commission on March 8, 2006)

10.10*	—
Revised Form of Nonqualified Stock Option Agreement for Non-Employee Directors issued pursuant to the Temple-Inland Inc. 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K for the year ended December 31, 2005, and filed with the commission on March 8, 2006)

10.11*	—
Amendment to outstanding Temple-Inland Option Agreements and Restricted Stock Agreements (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on December 31, 2007)

10.12*	—
Amended and restated Temple-Inland Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 31, 2007)

10.13*	—	Amended and restated Temple-Inland Directors’ Fee Deferral Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on December 31, 2007)

10.14*	—
Amended and Restated Temple-Inland Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.15 to the Company’s Form 10-K for the year ended January 3, 2009, and filed with the commission on February 23, 2009)

10.15*	—	First Amendment to the Amended and Restated Temple-Inland Supplemental Executive Retirement Plan(1)

10.16*	—
Employment Agreement between the Company and Doyle R. Simons, dated August 9, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 10, 2007)

10.17*	—
Amendment to Employment Agreement between the Company and Doyle R. Simons, dated November 7, 2008 (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K for the year ended January 2, 2010, and filed with the commission on February 23, 2010)

10.18*	—
Second Amendment to Employment Agreement between the Company and Doyle R. Simons, dated November 6, 2009 (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K for the year ended January 3, 2009, and filed with the commission on February 23, 2009)

10.19*	—
Change in Control Agreement dated November 7, 2008, between the Company and J. Patrick Maley III (incorporated by reference to Exhibit 10.18 to the Company’s Form 10-K for the year ended January 3, 2009, and filed with the commission on February 23, 2009)

10.20*	—
First Amendment to Change in Control Agreement between the Company and J. Patrick Maley III dated August 7, 2009 (incorporated by reference to Exhibit 10.19 to the Company’s Form 10-K for the year ended January 2, 2010, and filed with the commission on February 23, 2010)

10.21*	—
Change in Control Agreement dated November 7, 2008, between the Company and Dennis J. Vesci (incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K for the year ended January 2, 2010, and filed with the commission on February 23, 2010)

10.22*	—
First Amendment to Change in Control Agreement between the Company and Dennis J. Vesci dated August 7, 2009 (incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K for the year ended January 2, 2010, and filed with the commission on February 23, 2010)

10.23*	—
Change in Control Agreement dated November 7, 2008, between the Company and Randall D. Levy (incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K for the year ended January 3, 2009, and filed with the commission on February 23, 2009)

10.24*	—	First Amendment to Change in Control Agreement between the Company and Randall D. Levy dated August 7, 2009 (incorporated by reference to Exhibit 10.237 to the Company’s Form 10-K for the year ended January 2, 2010, and filed with the commission on February 23, 2010)

Exhibit Number		Exhibit
10.25*	—
Change in Control Agreement dated November 7, 2008, between the Company and Larry C. Norton (incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K for the year ended January 3, 2009, and filed with the commission on February 23, 2009)

10.26*	—
First Amendment to Change in Control Agreement between the Company and Larry C. Norton dated August 7, 2009 (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K for the year ended January 2, 2010, and filed with the commission on February 23, 2010)

10.27	—
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

10.29	—
Pulpwood Supply Agreement, dated October 31, 2007, by and between TIN Inc. and CPT LOGCO, LLC (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2007, and filed with the Commission on February 27, 2008)(2)

10.30	—
Sawtimber Supply Agreement, dated October 31, 2007, by and between TIN Inc. and CPT LOGCO, LLC (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2007, and filed with the Commission on February 27, 2008)(2)

10.31	—
Form of Timber Note Receivable (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2010, filed with the Commission on August 9, 2010)

10.32	—	Form of Letter of Credit (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2010, filed with the Commission on August 9, 2010)

10.33*	—
Temple-Inland Inc. 2008 Incentive Plan (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2007, and filed with the Commission on February 27, 2008)

10.34*	—
Form of Nonqualified Stock Option Agreement issued pursuant to the Temple-Inland Inc. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2007, and filed with the Commission on February 27, 2008)

10.35*	—
Form of Restricted Stock Units Agreement issued pursuant to the Temple-Inland Inc. 2008 Incentive Plan (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2007, and filed with the Commission on February 27, 2008)

10.36*	—
Form of Restricted Units Agreement issued pursuant to the Temple-Inland Inc. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended January 3, 2009, and filed with the Commission on February 23, 2009)

10.37*	—
Revised Form of Performance Stock Units Agreement issued pursuant to the Temple-Inland Inc. 2008 Incentive Plan (incorporated by reference to Exhibit 10.34 to the Company’s Form 10-K for the year ended January 2, 2010, and filed with the commission on February 23, 2010)

10.38*	—	Temple-Inland Inc. Bonus Plan for Tier I Level Executives(1)

10.39*	—	Temple-Inland Inc. 2010 Incentive Plan (incorporated by reference to Exhibit 10.36 to the Company’s Form 10-K for the year ended January 2, 2010, and filed with the commission on February 23, 2010)

10.40*	—	First Amendment to the Temple-Inland Inc. 2010 Incentive Plan(1)

10.41*	—
Form of Nonqualified Stock Option Agreement issued pursuant to the Temple-Inland Inc. 2010 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 7, 2010)

10.42*	—
Form of Restricted Stock Units Agreement issued pursuant to the Temple-Inland Inc. 2010 Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 7, 2010)

10.43*	—
Form of Performance Stock Units Agreement issued pursuant to the Temple-Inland Inc. 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 7, 2010)

21	—	Subsidiaries of the Company(1)

23	—	Consent of Ernst & Young LLP(1)

Exhibit Number		Exhibit
31.1	—	Certification of Chief Executive Officer pursuant to Exchange Act rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	—	Certification of Chief Financial Officer pursuant to Exchange Act rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

101.1	—
The following materials from Temple-Inland’s Annual Report on Form 10-K for the year ended January 1, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders’ Equity, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text(1)

____________

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

TEMPLE-INLAND INC. (Registrant)
	By:	/s/ Doyle R. Simons
Doyle R. Simons
Date: February 22, 2011	Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Doyle R. Simons	Director, Chairman of the Board,	February 22, 2011
Doyle R. Simons	and Chief Executive Officer

/s/ Randall D. Levy	Chief Financial Officer	February 22, 2011
Randall D. Levy

/s/ Troy L. Hester	Principal Accounting Officer	February 22, 2011
Troy L. Hester

/s/ Cassandra C. Carr	Director	February 22, 2011
Cassandra C. Carr

/s/ E. Linn Draper, Jr.	Director	February 22, 2011
E. Linn Draper, Jr.

/s/ Larry R. Faulkner	Director	February 22, 2011
Larry R. Faulkner

/s/ Jeffrey M. Heller	Director	February 22, 2011
Jeffrey M. Heller

/s/ J. Patrick Maley iii	Director	February 22, 2011
J. Patrick Maley III

/s/ W. Allen Reed	Director	February 22, 2011
W. Allen Reed

/s/ Richard M. Smith	Director	February 22, 2011
Richard M. Smith

/s/ Arthur Temple III	Director	February 22, 2011
Arthur Temple III

/s/ R.A. Walker	Director	February 22, 2011
R.A. Walker

Exhibit Index

Exhibit Number		Exhibit
10.15*	—	First Amendment to the Amended and Restated Temple-Inland Supplemental Executive Retirement Plan

10.38*	—	Temple-Inland Inc. Bonus Plan for Tier I Level Executives

10.40*	—	First Amendment to the Temple-Inland Inc. 2010 Incentive Plan

21	—	Subsidiaries of the Company

23	—	Consent of Ernst & Young LLP

31.1	—	Certification of Chief Executive Officer pursuant to Exchange Act rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	—	Certification of Chief Financial Officer pursuant to Exchange Act rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1	—
The following materials from Temple-Inland’s Annual Report on Form 10-K for the year ended January 1, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders’ Equity, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text