Form 10-Q
period 2011-04-02
TEMPLE INLAND INC
filed 2011-05-10
CIK 731939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_____________________________________

FORM 10-Q
(Mark One)
☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended _______ April 2, 2011 _______
OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From ____________ to ____________

Commission File Number:  001-08634

Temple-Inland Inc.
(Exact name of registrant as specified in its charter)

Delaware	75-1903917
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes ☑  No
  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Number of common shares outstanding as of April 2, 2011
Common Stock (par value $1.00 per share)	108,313,386

Page 1 of 35	The Exhibit Index is page 29.

PART I.  FINANCIAL INFORMATION
Item 1.	Financial Statements

TEMPLE-INLAND INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)First Quarter-End 2011	Year-End 2010
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$24	$28
Trade receivables, net of allowance for doubtful accounts of $16 in 2011 and 2010	491	471
Inventories:
Work in process and finished goods	105	90
Raw materials	227	253
Supplies and other	148	142
Total inventories	480	485
Deferred tax asset	119	108
Income taxes receivable	3	—
Prepaid expenses and other	40	44
Total current assets	1,157	1,136
Property and Equipment
Land and buildings	686	684
Machinery and equipment	3,662	3,640
Construction in progress	102	74
Less allowances for depreciation	(2,807)	(2,771)
Total property and equipment	1,643	1,627
Financial Assets of Special Purpose Entities	2,474	2,475
Goodwill	394	394
Other Assets	274	277
TOTAL ASSETS	$5,942	$5,909

LIABILITIES
Current Liabilities
Accounts payable	$199	$219
Accrued employee compensation and benefits	100	109
Accrued interest	12	17
Accrued property taxes	10	13
Other accrued expenses	138	134
Current portion of long-term debt	—	—
Current portion of pension and postretirement benefits	16	16
Total current liabilities	475	508
Long-Term Debt	761	718
Nonrecourse Financial Liabilities of Special Purpose Entities	2,140	2,140
Deferred Tax Liability	719	700
Liability for Pension Benefits	315	308
Liability for Postretirement Benefits	110	110
Other Long-Term Liabilities	384	404
TOTAL LIABILITIES	4,904	4,888
SHAREHOLDERS’ EQUITY
Temple-Inland Inc. Shareholders’ Equity
Preferred stock — par value $1 per share: authorized 25,000,000 shares; none issued	—	—
Common stock — par value $1 per share: authorized 200,000,000 shares; issued 123,605,344 shares in 2011 and 2010, including shares held in the treasury	124	124
Additional paid-in capital	420	426
Accumulated other comprehensive loss	(250)	(257)
Retained earnings	1,222	1,220
Cost of shares held in the treasury: 15,291,958 shares in 2011 and 15,654,157 shares in 2010	(569)	(584)
Total Temple-Inland Inc. shareholders’ equity	947	929
Noncontrolling Interest of Special Purpose Entities	91	92
TOTAL SHAREHOLDERS’ EQUITY	1,038	1,021
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,942	$5,909

Please read the notes to consolidated financial statements.

TEMPLE-INLAND INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	First Quarter
	2011	2010
	(In millions, except per share)

NET REVENUES	$995	$905
COSTS AND EXPENSES
Cost of sales	(860)	(825)
Selling	(30)	(27)
General and administrative	(49)	(39)
Other operating income (expense)	(9)	(1)
	(948)	(892)
OPERATING INCOME	47	13
Other non-operating income (expense)	(4)	––
Interest income on financial assets of special purpose entities	—	1
Interest expense on nonrecourse financial liabilities of special purpose entities	(5)	(4)
Interest expense on debt	(12)	(13)
INCOME (LOSS) BEFORE TAXES	26	(3)
Income tax expense	(11)	(2)
NET INCOME (LOSS)	15	(5)
Net loss attributable to noncontrolling interest of special purpose entities	1	1
NET INCOME (LOSS) ATTRIBUTABLE TO TEMPLE-INLAND INC.	$16	$(4)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	108.3	107.7
Diluted	110.3	109.2

EARNINGS PER SHARE
Basic	$0.15	$(0.04)
Diluted	$0.15	$(0.04)
DIVIDENDS PER SHARE	$0.13	$0.11

Please read the notes to consolidated financial statements.

TEMPLE-INLAND INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	First Quarter
	2011	2010
	(In millions)
CASH PROVIDED BY (USED FOR) OPERATIONS
Net income (loss)	$15	$(5)
Adjustments:
Depreciation and amortization	48	48
Asset impairment charges	1	8
Loss related to purchase and retirement of long-term debt	4	––
Non-cash share-based and long-term incentive compensation	19	6
Cash payment for share-based awards settled	(17)	(13)
Non-cash pension and postretirement expense	17	17
Cash contribution to pension and postretirement plans	(3)	(3)
Deferred income taxes	6	––
Other	3	(6)
Changes in:
Receivables	(19)	(53)
Inventories	6	(17)
Accounts payable and accrued expenses	(46)	1
Prepaid expenses and other	1	18
	35	1
CASH PROVIDED BY (USED FOR) INVESTING
Capital expenditures	(62)	(33)
Other	(13)	(8)
	(75)	(41)
CASH PROVIDED BY (USED FOR) FINANCING
Payments of debt	(54)	––
Borrowings under accounts receivable securitization facility, net	47	16
Borrowings under revolving credit facility, net	46	38
Fees related to special purpose entities	—	(3)
Changes in book overdrafts	5	(10)
Cash dividends paid to shareholders	(14)	(11)
Exercise of stock options	4	2
Tax benefit on share-based compensation	1	—
	35	32
Effect of exchange rate changes on cash and cash equivalents	1	1
Net decrease in cash and cash equivalents	(4)	(7)
Cash and cash equivalents at beginning of period	28	36
Cash and cash equivalents at end of period	$24	$29

Please read the notes to consolidated financial statements.

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Basis of Presentation

Our consolidated financial statements include the accounts of Temple-Inland Inc., and its subsidiaries and special purpose and variable interest entities of which we are the primary beneficiary.  We account for our investment in other ventures under the equity method.

We prepare our unaudited interim financial statements in accordance with generally accepted accounting principles and Securities and Exchange Commission requirements for interim financial statements.  As a result, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  However, in our opinion, all adjustments considered necessary for a fair presentation have been included.  These adjustments are normal recurring accruals, except as noted.  These interim operating results are not necessarily indicative of the results that may be expected for the entire year.  For further information, please read the financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2011.

Note 2 – Accounting Pronouncements

We have evaluated all the recently issued accounting pronouncements through the filing date of these financial statements and believe that none of these recent accounting pronouncements will have a material effect on our earnings or financial position.

Note 3 – Employee Benefit Plans

Defined benefit and postretirement benefit expense for first quarter consists of:
	Defined Benefits						Postretirement
	Qualified		Supplemental		Total		Benefits
	2011	2010	2011	2010	2011	2010	2011	2010
	(In millions)
Service costs – benefits earned during the period	$6	$6	$1	$––	$7	$66	$––	$––
Interest cost on projected benefit obligation	20	20	––	1	20	21	2	2
Expected return on plan assets	(19)	(19)	––	––	(19)	(19)	––	––
Amortization of prior service costs	1	1	1	1	2	2	––	––
Amortization of actuarial net loss	5	5	––	––	5	5	––	––
Defined benefit expense	$13	$13	$2	$2	$15	$15	$2	$2

    We did not make any contributions to our defined benefit plan in first quarter 2011 or first quarter 2010.

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

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Share-based and long-term incentive compensation expense consists of:
	First Quarter
	2011	2010
	(In millions)
Cash-settled restricted or performance stock units	$14	$4
Stock-settled restricted stock units	1	––
Stock options	3	1
Total share-based compensation expense	18	5
Fixed value cash awards	1	1
Total share-based and long-term incentive compensation expense	$19	$6

Share-based and long-term incentive compensation expense is included in:
	First Quarter
	2011	2010
	(In millions)
Cost of sales	$2	$1
Selling expense	1	––
General and administrative expense	16	5
Total share-based and long-term incentive compensation expense	$19	$6

The fair value of awards granted to retirement-eligible employees and expensed at the date of grant was $4 million in first quarter 2011 and $1 million in first quarter 2010. Because options and share-settled awards issued in first quarter 2010 were subject to shareholder approval no expense was recognized until May 2010 when shareholder approval was received.

Unrecognized share-based and long-term incentive compensation for all awards not vested was $50 million at first quarter-end 2011.  We expect to recognize this cost over a weighted average period of two years.

Cash-settled restricted or performance stock units

Cash-settled restricted or performance stock units generally have a three-year term and vest after three years from the date of grant or the attainment of stated ROI-based performance goals, generally measured over a three-year period.

A summary of activity for first quarter 2011 follows:
	Units	Weighted Average Grant Date Fair Value Per Share	Aggregate Current Value
	(In thousands)		(In millions)
Not vested beginning of year	2,627	$ 12
Granted	417	24
Vested and settled	(651)	19
Forfeited	(6)	17
Not vested at first quarter-end 2011	2,387	12	$57

Not vested units at first quarter-end 2011 subject to:
Time vesting requirements	409		$10
Performance requirements	1,978		47
	2,387		$57

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Unrecognized share-based compensation expense related to non-vested cash-settled restricted and performance units was $24 million at first quarter-end 2011 share price of $24 per share.  We expect to recognize this cost over a weighted average period of two years.  The fair value of awards settled in cash was $17 million in first quarter 2011 and $13 million in first quarter 2010.  The fair value of units vested and to be settled in cash, including accrued dividends of $2 million, was $35 million at first quarter-end 2011, of which $26 million is included in other current liabilities and $9 million in long-term liabilities; and $40 million at year-end 2010, of which $14 million was included in other current liabilities and $26 million in long-term liabilities.

Stock-settled restricted stock units

Stock-settled restricted stock units vest after three years from the date of grant upon attainment of stated ROI-based performance goals.  There is no accelerated vesting upon retirement for these awards and cumulative dividends on these awards will be paid at the time of vesting if the stated ROI-based performance goals are met.

A summary of activity for first quarter 2011 follows:
	Stock-Settled Units	Weighted Average Grant Date Fair Value Per Share	Aggregate Current Value
	(In thousands)		(In millions)
Not vested beginning of year	369	$20
Granted	241	24
Vested and settled	––	––
Forfeited	––	––
Not vested at first quarter-end 2011	610	21	$15

Unrecognized share-based compensation expense related to non-vested stock-settled restricted units was $11 million at first quarter-end 2011.  We expect to recognize this cost over a weighted average period of two years.

Stock options

Stock options have a ten-year term, generally become exercisable ratably over four years and provide for accelerated vesting upon retirement, death, disability, or if there is a change in control.  Options are granted with an option price equal to the market value of common stock on the date of grant.

A summary of activity for first quarter 2011 follows:
	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (Current value less exercise price)
	(In thousands)		(In years)	(In millions)
Outstanding beginning of year	7,416	$ 15
Granted	431	24
Exercised	(445)	14
Forfeited	(22)	13
Outstanding at first quarter-end 2011	7,380	16	6	$59

Exercisable at first quarter-end 2011	5,272	16	6	$40

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

We estimated the fair value of our options granted using the Black-Scholes-Merton option-pricing model and the following assumptions:
	First Quarter
	2011	2010
Expected dividend yield	2.2%	3.2%
Expected stock price volatility	65.0%	66.6%
Risk-free interest rate	3.3%	3.2%
Expected life of options (in years)	8	8

Weighted average estimated fair value of options granted	$13.40	$10.23

Unrecognized share-based compensation expense related to non-vested stock options awards was $8 million at first quarter-end 2011.  We expect to recognize this cost over a weighted average period of three years.

Fixed Value Cash Awards

Long-term incentive compensation expense is related to $18 million of fixed value cash awards that were granted to employees in February and August 2009.  These awards are not tied to our stock price.  The fixed value cash awards vest after three years and provide for accelerated or continued vesting upon retirement, death, disability, or if there is a change in control.

Unrecognized long-term incentive compensation expense related to fixed value cash awards was $7 million at first quarter-end 2011.  We expect to recognize this cost over a weighted average period of three years.  Accrued long-term incentive compensation at first quarter-end 2011 was $11 million, of which $9 million is included in other current liabilities and $2 million in long-term liabilities.  At year-end 2010, accrued long-term incentive compensation included in long-term liabilities was $10 million.

Note 5 – Other Operating and Non-operating Income (Expense)

	First Quarter
	2011	2010
	(In millions)
Costs and asset impairments, primarily related to box plant transformation	$(9)	$(10)
Alternative fuel mixture tax credits	––	10
Gain (loss) on sale or retirement of operating property and equipment	––	(1)
Equity in earnings of joint ventures	––	––
Other operating income (expense)	$(9)	$(1)

 In connection with the second phase of our box plant transformation, in first quarter 2011 we announced the closure of our Northlake, Illinois box plant, which is expected to close in second quarter 2011.  In first quarter 2011, we recognized transformation related costs of $7 million, primarily related to duplicate and incremental costs associated with production impacted by box plant transformation; asset impairment charges of $1 million; and severance costs of $1 million for about 120 employees.  The accrued severance costs will be paid in second quarter 2011.  First quarter 2010 transformation related costs includes asset impairment charges of $8 million and accrued severance costs of $2 million for about 200 employees.  Our accruals related to our transformation activities for first quarter 2011 follows:

Beginning of year	$––
Additions related to involuntary employee terminations	1
Balance at first quarter-end 2011	$1

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

Other non-operating expense in first quarter 2011 consists of a $4 million loss resulting from the purchase and retirement of $50 million of our 7.875% Senior Notes due 2012.

Note 6 – Earnings Per Share

We compute earnings per share by dividing income by weighted average shares outstanding using the following:
	First Quarter
	2011	2010
	(In millions)
Earnings for basic and diluted earnings per share:
Net income (loss)	$15	$(5)
Less: Distributed and undistributed amounts allocated to participating securities	––	––
	15	(5)
Less: Net loss attributable to noncontrolling interest of special purpose entities	1	1
Net income (loss) available to common shareholders	$16	$(4)
Weighted average shares outstanding:
Weighted average shares outstanding — basic	108.3	107.7
Dilutive effect of stock options	2.0	1.5
Weighted average shares outstanding — diluted	110.3	109.2

Earnings per share for first quarter 2010 were based on average basic shares outstanding due to our net loss.  At first quarter-end 2011 and 2010, 1,057,582 and 3,672,748 stock options outstanding held by our employees were not included in the computation of diluted earnings per share because they were anti-dilutive. In addition, in first quarter 2010, stock options and stock-settled restricted stock units that were granted in February 2010 were not included in the computation of diluted earnings per share because these awards were subject to shareholder approval of our 2010 Incentive Plan, which was received on May 7, 2010.

Certain employees of entities we spun off in 2007 participated in our employee stock option program.   Following the spin-offs, these employees retained stock option rights associated with our stock.   These stock options will remain a consideration in our dilutive effect of stock options until they are exercised, cancelled or expire.   Information regarding options held by employees of spun-off entities follows:

	First Quarter
	2011	2010
	(Shares in thousands)
Options held	421	502
Options Exercisable	421	486
Weighted average exercise price	$19	$18
Weighted average remaining contractual term (in years)	4	5

        At first quarter-end 2011 and 2010, 159,990 and 303,712 stock options outstanding held by employees of the spun off entities were not included in the computation of diluted earnings per share because they were anti-dilutive.

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Note 7 – Shareholders’ Equity

A summary of changes in total shareholders’ equity follows:

	First Quarter
	2011			2010
	Temple-Inland Inc. Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity	Temple-Inland Inc. Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity
	(In millions)
Beginning of year	$929	$92	$1,021	$794	$92	$886
Comprehensive income, net of tax:
Net income (loss)	16	(1)	15	(4)	(1)	(5)
Defined benefit plans	4	––	4	5	––	5
Foreign currency translation adjustment	3	––	3	4	––	4
Total Comprehensive Income			22			4
Dividends paid on common stock — ($0.13 per share in 2011 and $0.11 per share in 2010)	(14)	––	(14)	(11)	––	(11)
Share-based compensation, net of distributions	9	––	9	3	––	3
Balance at first quarter-end	$947	$91	$1,038	$791	$91	$882

We issued 362,199 and 200,656 shares of common stock in first quarter 2011 and 2010 to employees exercising options and for vesting of share-settled units.

Note 8 – Segment Information

We have two business segments: corrugated packaging and building products. Corrugated packaging manufactures linerboard, corrugating medium, and white-top linerboard (collectively referred to as containerboard), which we convert into corrugated packaging, and lightweight gypsum facing paper. Building products manufactures a variety of building products.

We evaluate performance based on operating income before items not included in segments and income taxes. Items not included in segments represent items managed on a company-wide basis and include corporate general and administrative expense, share-based and long-term incentive compensation, other operating and non-operating income (expense), and interest expense. Other operating income (expense) includes gain or loss on sale of assets, asset impairments, closure related severance costs and unusual income and expense items. The accounting policies of the segments are the same as those described in the accounting policy notes to the financial statements. Intersegment sales are recorded at market prices. Intersegment sales and business support allocations are netted in costs and expenses.

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

	Corrugated Packaging	Building Products	Items Not Included in Segments and Eliminations		Total
For First Quarter 2011 or at First Quarter-End 2011:
(In millions)
Revenues from external customers	$ 821	$ 174	$ ––		$ 995
Depreciation and amortization	37	10	1		48
Equity income from joint ventures	––	––	––		––
Income (loss) before taxes	98	(6)	(66	)(a)	26
Total assets	2,489	540	2,913		5,942
Investment in equity method investees and joint ventures	2	24	––		26
Goodwill	265	129	––		394
Capital expenditures	58	3	1		62

For First Quarter 2010 or at First Quarter-End 2010:
(In millions)
Revenues from external customers	$ 752	$ 153	$ ––		$ 905
Depreciation and amortization	35	11	2		48
Equity income from joint ventures	––	––	––		––
Income (loss) before taxes	46	(9)	(40	)(a)	(3)
Total assets	2,333	555	2,845		5,733
Investment in equity method investees and joint ventures	3	26	––		29
Goodwill	265	129	––		394
Capital expenditures	25	4	4		33

(a) Items not included in segments consist of:

	First Quarter
	2011	2010
	(In millions)
General and administrative expense	$(17)	$(18)
Share-based and long-term incentive compensation	(19)	(6)
Other operating income (expense)	(9)	––
Other non-operating income (expense)	(4)	––
Net interest income (expense) on financial assets and nonrecourse financial liabilities of special purpose entities	(5)	(3)
Interest expense	(12)	(13)
	$(66)	$(40)

Other operating income (expense) in first quarter 2011 applied to our corrugated packaging segment.

Note 9 — Fair Values and Fair Value Measurements of Financial Instruments

Information about our fixed-rate, long-term debt that is not measured at fair value follows:

	At First Quarter-End 2011		At Year-End 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
	(In millions)
Financial Liabilities
Fixed rate, long-term debt	$490	$526	$540	$577	Level 2 - Market Approach

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

Note 10 – Contingencies and Other

We are involved in various legal proceedings that arise from time to time in the ordinary course of doing business and believe that adequate reserves have been established for any probable losses.  Expenses related to litigation are included in operating income.

On September 9, 2010, we were one of eight containerboard producers named as defendants in a class action complaint that alleged a civil violation of Section 1 of the Sherman Act. The suit is captioned Kleen Products LLC v.Packaging Corp. of America (N.D. Ill.). The complaint alleges that the defendants, beginning in August 2005, conspired to limit the supply and thereby increase prices of containerboard products. The alleged class is all persons who purchased containerboard products directly from any defendant for use or delivery in the United States during the period August 2005 to November 2010. The complaint seeks to recover an unspecified amount of treble actual damages and attorney’s fees on behalf of the purported class. Four similar complaints were filed and have been consolidated in the Northern District of Illinois. We strongly dispute the allegations made against us and intend to defend vigorously against this litigation. However, because this action is in its preliminary stages, we are unable to predict an outcome or estimate a range of reasonably possible loss.  There were no significant changes to the status of this litigation in first quarter 2011.

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

Note 11 – Subsequent Event

On May 6, 2011, our Board of Directors declared a regular quarterly dividend of $0.13 per share payable on June 15, 2011.

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

Despite its importance to us, ROI is a non-GAAP financial measure that has no standardized definition and as a result may not be comparable with other companies’ measures using the same or similar terms and should be considered in addition to, not as a substitute for or superior to, measures of financial performance prepared in accordance with GAAP.  We encourage you to read our consolidated financial statements in their entirety and not to rely on any single financial measure.

Accounting Policies

Critical Accounting Estimates

In first quarter 2011, there were no changes in our critical accounting estimates from those we disclosed in our Annual Report on Form 10-K for the year 2010.

New Accounting Pronouncements

We have evaluated all the recently issued accounting pronouncements through the filing date of these financial statements and believe that none of these recent accounting pronouncements will have a material effect on our earnings or financial position.

Box Plant Transformation II

In February 2010, we announced the second phase of our effort to further reduce the cost structure of our box plant system, “Box Plant Transformation II.”  We anticipate we will complete Box Plant Transformation II in 2012, and it will result in the closure of up to 12 box plants and the elimination of as many as 900 employee positions.   The capital investment for Box Plant Transformation II is estimated to be about $250 million over 2010 - 2012, which we will likely fund from operations or borrowings under our committed credit agreements.

The initial steps in effecting Box Plant Transformation II in 2010 were closing our Santa Fe Springs, California sheet plant and our Phoenix, Arizona; Evansville, Indiana; and Scranton, Pennsylvania box plants.  In 2010, we announced we would close our Carol Stream, Illinois box plant and, in first quarter 2011, we announced we would close our Northlake, Illinois box plant.  Both of these closures are expected to occur in second quarter 2011.  In first quarter 2011, we recognized non-cash asset impairment charges of $1 million; accrued severance costs of $1 million for about 120 employees; and other transformation related costs of $7 million, primarily related to duplicate and incremental costs associated with production impacted by box plant transformation.  As we continue to refine and implement Box Plant Transformation II, it is likely we will incur additional asset impairments, severance and other costs, which could be significant.

Results of Operations for First Quarter 2011 and 2010

Summary

We manage our operations through two business segments:  corrugated packaging and building products.  A summary of the results of operations by business segment follows:

	First Quarter
	2011	2010
	(In millions, except per share)
Revenues
Corrugated packaging	$821	$752
Building products	174	153
Total revenues	$995	$905
Segment operating income
Corrugated packaging	$98	$46
Building products	(6)	(9)
Total segment operating income	92	37
Items not included in segments
General and administrative expense	(17)	(18)
Share-based and long-term incentive compensation	(19)	(6)
Other operating income (expense)	(9)	––
Other non-operating income (expense)	(4)	––
Net interest income (expense) on financial assets and nonrecourse financial liabilities of special purpose entities	(5)	(3)
Interest expense on debt	(12)	(13)
Income (loss) before taxes	26	(3)
Income tax expense	(11)	(2)
Net income (loss)	15	(5)
Net loss attributable to noncontrolling interest of special purpose entities	1	1
Net income (loss) attributable to Temple-Inland Inc.	$16	$(4)

Average basic shares outstanding	108.3	107.7
Average diluted shares outstanding	110.3	109.2

Earnings (loss) per basic share	$0.15	$(0.04)
Earnings (loss) per diluted share	$0.15	$(0.04)

ROI, annualized	8.2%	2.0%

In first quarter 2011, significant items affecting net income included:

•	In corrugated packaging, higher box prices more than offset higher input costs compared with first quarter 2010. In building products, higher lumber volumes more than offset lower lumber prices.

•
Share-based and long-term incentive compensation expense increased $13 million compared with first quarter 2010, primarily due to the impact of the higher market price of our common stock on our cash-settled awards.

•	Other operating income (expense) includes a $9 million charge associated with asset impairments, severance and other costs primarily related to Box Plant Transformation II.

•	We recognized a loss of $4 million related to the purchase and retirement of $50 million of our 7.875% Senior Notes due 2012.

In first quarter 2010, significant items affecting net income included:

•
We experienced lower prices and higher volumes, on a per week basis, for our corrugated packaging products compared with first quarter 2009.  We also experienced higher prices and lower volumes for lumber and lower prices and higher volumes for gypsum wallboard.

•	A significant increase in input costs, principally recycled fiber, more than offset our continuing initiatives to lower costs, improve asset utilization, and increase operating efficiencies.

•
Other operating income (expense) included a $10 million charge associated with asset impairments, severance and other costs related to Box Plant Transformation II and a $10 million benefit related to alternative fuel mixture tax credits.

•	We recognized a one-time income tax expense of $3 million related to the impact of the Patient Protection and Affordable Care Act on the Medicare Part D retiree drug subsidy program.

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

A summary of our corrugated packaging results follows:
	First Quarter
	2011	2010
	(Dollars in millions)
Revenues	$821	$752
Costs and expenses	(723)	(706)
Segment operating income	$98	$46

Segment ROI	18.3%	9.1%

 Fluctuations in corrugated packaging pricing (which includes freight and is net of discounts) and shipments are set forth below:
First Quarter 2011 versus First Quarter 2010
Increase/(Decrease)
Corrugated packaging
Average prices	10%
Shipments, average week	(2)%
Industry shipments, average week (a)	––%

Paperboard
Average prices	24%
Shipments, in thousand tons	3

(a)	Source: Fibre Box Association

Compared with fourth quarter 2010, average corrugated packaging prices were flat and total shipments were up four percent, due in part to additional shipping days, while average paperboard prices were down one percent and paperboard shipments were up 6,000 tons.  We expect to benefit in second quarter 2011 from improving box demand. However, we have two less shipping days in second quarter 2011.

Costs and expenses in first quarter 2011 were up two percent compared with first quarter 2010 and up three percent compared with fourth quarter 2010.  The increase over the prior year was primarily the result of higher costs for recycled fiber, freight, and chemicals, partially offset by lower costs for wood fiber and energy.  The increase over the fourth quarter was primarily the result of higher costs for fiber, energy, freight and chemicals.

Fluctuations in our significant cost and expense components included:

First Quarter 2011 versus First Quarter 2010
Increase/(Decrease) (In millions)
Wood fiber	$(4)
Recycled fiber	4
Energy, principally natural gas	(6)
Freight	11
Chemicals	6
Depreciation	2

The costs of wood, pulp, and recycled fiber; energy; freight; and chemicals fluctuate based on the market prices we pay for these commodities.  It is likely that these costs will continue to fluctuate for the remainder of 2011.

Information about our converting facilities and mills follows:
	First Quarter
	2011	2010
Number of converting facilities (at quarter-end)	59 (a)	62
Corrugated packaging shipments, in thousand tons	840	846
Paperboard production, in thousand tons	1,020	993
Percent containerboard production used internally	93%	93%
Percent of total fiber requirements sourced from recycled fiber	41%	44%

(a)	Includes Carol Stream, Illinois and Northlake, Illinois converting facilities that are expected to close in second quarter 2011.

In first quarter 2011, we reduced our paperboard production to match our supply with the demand for our products.

We also incurred costs of $9 million in first quarter 2011 related to box plant transformation, which are not included in segment results.  Please read Box Plant Transformation II.

Building Products

We manufacture lumber, gypsum wallboard, particleboard, medium density fiberboard (MDF), and fiberboard. Our building products segment revenues are principally derived from sales of these products. We also own a 50 percent interest in Del-Tin Fiber LLC, a joint venture that produces MDF at a facility in El Dorado, Arkansas.

A summary of our building products results follows:
	First Quarter
	2011	2010
	(Dollars in millions)
Revenues	$174	$153
Costs and expenses	(180)	(162)
Segment operating income (loss)	$(6)	$(9)

Segment ROI	(5.0)%	(7.2)%

Fluctuations in product pricing (which includes freight and is net of discounts) and shipments are set forth below:
First Quarter 2011 versus First Quarter 2010
Increase/(Decrease)
Lumber:
Average prices	(10)%
Shipments	31%
Gypsum wallboard:
Average prices	6%
Shipments	7%
Particleboard:
Average prices	3%
Shipments	11%
MDF:
Average prices	10%
Shipments	––%

Compared with fourth quarter 2010, average prices were up 11 percent for lumber, up one percent for gypsum wallboard, up three percent for particleboard, and up one percent for MDF.  Shipments were up 11 percent for lumber, up six percent for gypsum wallboard, up 25 percent for particleboard, and up 30 percent for MDF, primarily due to normal seasonal increase in demand.

Costs and expenses in first quarter 2011 were up 11 percent compared with first quarter 2010 and up 12 percent compared with fourth quarter 2010, primarily due to higher production volumes.

Fluctuations in our significant cost and expense components included:
First Quarter 2011 versus First Quarter 2010
Increase/(Decrease) (In millions)
Wood fiber	$10
Energy, principally natural gas	––
Freight	6
Chemicals	4

The costs of wood fiber, energy, freight, and chemicals fluctuate based on the market prices we pay for these commodities.  It is likely that these costs will continue to fluctuate for the remainder of 2011.

In recent years we have reduced our production to match our supply with the demand for our products.

Items Not Included In Segments

Items not included in segments are income and expenses that are managed on a company-wide basis and include corporate general and administrative expense, share-based and long-term incentive compensation, other operating and non-operating income (expense), and interest income and expense.

Share-based and long-term incentive compensation expense is affected by the impact on our cash-settled awards of the difference between the market price of our common stock at quarter end compared with the market price at the end of the prior quarter.  This expense was $13 million higher in first quarter 2011 than in first quarter 2010, of which $10 million was because this difference in market prices was higher for first quarter 2011 than for first quarter 2010.  The remainder of the increase was due to the timing of recognizing expense for options and stock-settled restricted units issued in February of each year.  Because the awards issued in February 2010 were subject to shareholder approval, we did not begin recognizing the expense for these awards until May 2010 when shareholder approval was received.

In connection with the implementation of Box Plant Transformation II, we incurred $9 million of charges in first quarter 2011, including $1 million of non-cash impairments, $1 million of severance and $7 million of other costs, primarily related to duplicate and incremental costs associated with production impacted by box plant transformation.  Please read Box Plant Transformation II.

Other non-operating income for first quarter 2011 consists of a loss of $4 million resulting from the purchase and retirement of $50 million of our 7.875% Senior Notes due 2012.

Net interest income (expense) on financial assets and nonrecourse liabilities of special purpose entities relates to the activities of the special purpose entities created to effect the sale of our timberland in October 2007 and their subsequent nonrecourse borrowings in December 2007.  At first quarter-end 2011 and 2010, the interest rate on our financial assets was 0.34 percent and 0.29 percent and the interest rate on our nonrecourse financial liabilities was 0.86 percent and 0.77 percent.  These interest rates are variable and are based on different indices and, therefore, may not always reflect the same spread.  The increase in net interest income (expense) is due to the lower interest rate spread and amortization of costs related to agreements executed in late first quarter 2010 with potential replacement issuers of letters of credit securing the financial assets.

The reduction in interest expense on debt in first quarter 2011 compared with first quarter 2010 was primarily due to the purchase and retirement of $16 million of 7.875% Senior Notes in fourth quarter 2010 and $50 million in first quarter 2011.

Income Taxes

Our effective tax rate was 40 percent in first quarter 2011.  Differences between the effective tax rate and the statutory rate are due to state income taxes, nondeductible items, the domestic production activities deduction, and deferred taxes on unremitted foreign income.

Average Shares Outstanding

The increase in average shares outstanding in first quarter 2011 was primarily due to shares issued to employees exercising options.  The increase in average diluted shares outstanding in first quarter 2011 was due to the increase in the dilutive effect of stock options as a result of the higher market price of our common stock.

Capital Resources and Liquidity for First Quarter 2011

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

	First Quarter
	2011	2010
	(In millions)
Cash received from:
Operations	$93	$52
Working capital	(58)	(51)
Cash received from operations	35	1
Borrowing, net	39	54
Exercise of options and related tax benefits	5	2
Total sources	79	57

Cash used to:
Pay fees related to special purpose entities	––	(3)
Return to shareholders through dividends	(14)	(11)
Reinvest in the business through:
Capital expenditures	(62)	(33)
Joint ventures and other	(8)	(18)
Total uses	(84)	(65)
Effect of exchange rate changes on cash and cash equivalents	1	1
Change in cash and cash equivalents	$(4)	$(7)

Our first quarter 2011 operating cash flows increased compared with first quarter 2010, primarily due to higher earnings and lower working capital needs after adjusting for the $14 million in alternative fuel mixture credits received in first quarter 2010 that were accrued at year-end 2009.

We issued 362,199 and 200,656 net shares of common stock in first quarter 2011 and first quarter 2010 to employees exercising options.  We paid cash dividends to shareholders of $0.13 per share in first quarter 2011 and $0.11 per share in first quarter 2010.  On May 6, 2011, our Board of Directors declared a regular quarterly dividend of $0.13 per share payable on June 15, 2011.

Our increase in capital expenditures in first quarter 2011 compared with first quarter 2010, was primarily related to Box Plant Transformation II.  Capital expenditures are expected to approximate $225 million to $235 million in 2011, a significant portion of which is related to Box Plant Transformation II.

Liquidity

Credit Agreements

Our sources of short-term funding are our operating cash flows and borrowings under our committed credit agreements and accounts receivable securitization facility.  At first quarter-end 2011, we had a total of $673 million in unused borrowing capacity under our committed credit agreements and accounts receivable securitization facility.

	Committed Credit Agreements	Accounts Receivable Securitization Facility	Total
	(In millions)
Committed	$710	$250	$960
Less: Borrowings and letters of credit	(87)	(200)	(287)
Unused borrowing capacity at first quarter-end 2011	$623	$50	$673

Our committed credit agreements total $710 million and include a $600 million revolving credit facility that matures in June 2014 and $110 million of other committed credit agreements that mature from 2011 to 2014.  At first quarter-end 2011, we had $16 million of letters of credit usage against our revolving credit facility and $71 million of borrowings outstanding against our other committed credit agreements.

Our accounts receivable securitization facility expires in 2013.  At first quarter-end 2011, our borrowing base, which is determined by the level of our trade receivables, was $250 million, the maximum committed amount of the facility.

Our unused borrowing capacity in first quarter 2011 ranged from a high of $766 million to a low of $649 million.  The fluctuating capacity results primarily from activity on our accounts receivable securitization facility.  This facility is used primarily to fund our operating cash needs, which fluctuate due to timing of collection of receivables, payment of payables and expenses, capital expenditures, and dividends, and to a lesser extent, to seasonal fluctuations in our operations.

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

We believe the amount available under these credit facilities along with our existing cash and cash equivalents and expected cash flows from operations will provide us sufficient funds to meet our operating needs for the foreseeable future.  In light of recent conditions in financial markets, we closely monitor the banks in our credit facilities.  To date, we have experienced no difficulty in borrowing under the facilities and have not received any indications that any of the participating banks would not be able to honor their commitments under these facilities.

Off-Balance Sheet Arrangements

At first quarter-end 2011, there were no significant changes in off-balance sheet arrangements from that disclosed in our Annual Report on Form 10-K for the year 2010.

Pension, Postretirement Medical and Health Care Matters

Due to credit balances we have accumulated from our voluntary, discretionary contributions in prior years, we anticipate having no funding requirement under ERISA in 2011.  We made no contributions to our qualified defined benefit pension plan in first quarter 2011.  However, we anticipate making a $30 million contribution later in the year.

Energy

Energy costs were $76 million in first quarter 2011 compared with $82 million in first quarter 2010.  Our energy costs fluctuate based on the market prices we pay for these commodities and on the amount and mix of the types of fuel we may use.  We continue to reduce our dependency on natural gas.  We hedge very little of our energy needs.  It is likely that these costs will continue to fluctuate for the remainder of 2011.

Litigation, Contingencies, and Related Matters

We are involved in various legal proceedings that arise from time to time in the ordinary course of doing business, and we believe that adequate reserves have been established for any probable losses.  Since we filed our Annual Report on Form 10-K for the year 2010, there have been no material developments in pending legal proceedings other than as disclosed in Part II, Item 1 of this report.

Calculation of Non-GAAP Financial Measure
	Consolidated	Corrugated Packaging	Building Products

First Quarter 2011	(In millions)
Return:
Segment operating income determined in accordance with GAAP	$92	$98	$(6)
Items not included in segments:
General and administrative expense	(17)	N/A	N/A
Share-based and long-term incentive compensation	(19)	N/A	N/A
	$56	$98	$(6)

Investment:
Beginning of year total assets or segment assets determined in accordance with GAAP	$5,909	$2,475	$532
Adjustments:
Current liabilities (excluding current portion of long-term debt)	(508)	(330)	(53)
Financial assets of special purpose entities	(2,475)	N/A	N/A
Municipal bonds related to capital leases included in other assets	(188)	N/A	N/A
	$2,738	$2,145	$479

ROI, annualized	8.2%	18.3%	(5.0)%

First Quarter 2010
Return:
Segment operating income determined in accordance with GAAP	$37	$46	$(9)
Items not included in segments:
General and administrative expense	(18)	N/A	N/A
Share-based and long-term incentive compensation	(6)	N/A	N/A
	$13	$46	$(9)

Investment:
Beginning of year total assets or segment assets determined in accordance with GAAP	$5,709	$2,295	$545
Adjustments:
Current liabilities (excluding current portion of long-term debt)	(471)	(276)	(44)
Financial assets of special purpose entities	(2,475)	N/A	N/A
Municipal bonds related to capital leases included in other assets	(188)	N/A	N/A
	$2,575	$2,019	$501

ROI, annualized	2.0%	9.1%	(7.2)%

STATISTICAL AND OTHER DATA

Revenues and unit sales, excluding joint venture operations, follows:
	First Quarter
	2011	2010
Revenues	(Dollars in millions)
Corrugated Packaging
Corrugated packaging	$772	$711
Paperboard (a)	49	41
	$821	$752

Building Products
Lumber	$59	$50
Gypsum wallboard	38	33
Particleboard	41	36
Medium density fiberboard	20	18
Fiberboard	6	7
Other	10	9
	$174	$153

Unit sales
Corrugated Packaging
Corrugated packaging, thousands of tons	840	846
Paperboard, thousands of tons (a)	94	91
	934	937

Building Products
Lumber, million board feet	207	158
Gypsum wallboard, million square feet	328	306
Particleboard, million square feet	119	107
Medium density fiberboard, million square feet	35	35
Fiberboard, million square feet	31	34

_____________
(a)	Paperboard includes linerboard, corrugating medium, white-top linerboard, and light-weight gypsum facing paper.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

 In first quarter 2011, there were no significant changes in interest rate risk from that disclosed in our Annual Report on Form 10-K for the year 2010.

Foreign Currency Risk

In first quarter 2011, there were no significant changes in foreign currency risk from that disclosed in our Annual Report on Form 10-K for the year 2010.

Commodity Price Risk

In first quarter 2011, there were no significant changes in commodity price risk from that disclosed in our Annual Report on Form 10-K for the year 2010.

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

Since we filed our Annual Report on Form 10-K for the year 2010, there have been no material developments in pending legal proceedings, except as set forth below.

We have previously disclosed that at the end of 2007, we spun off Guaranty Financial Group and its wholly-owned subsidiary, Guaranty Bank; in August 2009, regulators closed Guaranty Bank and Guaranty Financial Group filed for bankruptcy; and in 2010, we voluntarily produced documents pursuant to the FDIC’s investigation of the acts of the former officers and directors of Guaranty Bank in connection with its failure.

If the Amended Joint Plan of Liquidation of Guaranty Financial Group dated February 10, 2011 is approved, all rights of action that may exist against us, other than claims derivative of claims retained by the FDIC, would be assigned to the liquidating trustee.  The liquidating trustee is currently investigating whether it may have any such claims against us, our current and former officers and directors, or professional firms that advised us in connection with the spin-off.

We are not aware of any claims being filed against us in connection with Guaranty Bank’s failure.  As a result of the process we followed in connection with the spin-off, we do not believe that we would have any liability related to the spin-off of Guaranty Financial Group.

Item 1A.	Risk Factors

There are no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (a)
Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
Month 1 (1/1/2011 – 1/31/2011)	1,733	(b)	$23.04	––	6,650,000
Month 2 (2/1/2011 – 2/28/2011)	16,802	(b)	$24.76	––	6,650,000
Month 3 (3/1/2011 – 3/31/2011)	1,234	(b)	$21.99	––	6,650,000
Total	19,769		$24.44	––
_________
(a) On August 4, 2006, our Board of Directors authorized the repurchase of up to 6,000,000 shares of our common stock.  We have purchased 4,350,000 shares under this authorization, which has no expiration date.  On February 2, 2007, our Board of Directors authorized the purchase of up to an additional 5,000,000 shares of our common stock, increasing the maximum number of shares yet to be purchased under our repurchase plans to 6,650,000 shares.  We have no plans or programs that expired during the period covered by the table above and no plans or programs that we intend to terminate prior to expiration or under which we no longer intend to make further purchases.

(b) Represents shares purchased from employees to pay taxes related to the exercise of stock options or vesting of restricted shares.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibits.

31.1	–	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	–	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	–	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	_	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1	–
The following materials from Temple-Inland's Quarterly Report on Form 10-Q for the quarter ended April 2, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEMPLE-INLAND INC. (Registrant)
Dated: May 10, 2011	By:	/s/ Randall D. Levy
Name: Randall D. Levy
Title: Chief Financial Officer

	By:	/s/ Troy L. Hester
Name: Troy L. Hester
Title: Corporate Controller and Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Description	Page No.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	30
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	32
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	34
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	35