Form 10-Q
period 2011-07-02
TEMPLE INLAND INC
filed 2011-08-08
CIK 731939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_____________________________________

FORM 10-Q

(Mark One)
☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended _______July 2, 2011_______
OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From ____________to ____________

Commission File Number:  001-08634

Temple-Inland Inc.
(Exact name of registrant as specified in its charter)

Delaware	75-1903917
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes ☑  No

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Number of common shares outstanding as of July 2, 2011
Common Stock (par value $1.00 per share)	108,649,374

Page 1 of 39	The Exhibit Index is page 33.

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

TEMPLE-INLAND INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)Second Quarter-End 2011	Year-End 2010
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$43	$28
Trade receivables, net of allowance for doubtful accounts of $16 in 2011 and 2010	514	471
Inventories:
Work in process and finished goods	106	90
Raw materials	217	253
Supplies and other	149	142
Total inventories	472	485
Deferred tax asset	127	108
Income taxes receivable	13	—
Prepaid expenses and other	39	44
Total current assets	1,208	1,136
Property and Equipment
Land and buildings	721	684
Machinery and equipment	3,716	3,640
Construction in progress	63	74
Less allowances for depreciation	(2,840)	(2,771)
Total property and equipment	1,660	1,627
Financial Assets of Special Purpose Entities	2,474	2,475
Goodwill	394	394
Other Assets	271	277
TOTAL ASSETS	$6,007	$5,909
LIABILITIES
Current Liabilities
Accounts payable	$220	$219
Accrued employee compensation and benefits	115	109
Accrued interest	15	17
Accrued property taxes	15	13
Other accrued expenses	135	134
Current portion of long-term debt	—	—
Current portion of pension and postretirement benefits	16	16
Total current liabilities	516	508
Long-Term Debt	733	718
Nonrecourse Financial Liabilities of Special Purpose Entities	2,140	2,140
Deferred Tax Liability	739	700
Liability for Pension Benefits	323	308
Liability for Postretirement Benefits	110	110
Other Long-Term Liabilities	390	404
TOTAL LIABILITIES	4,951	4,888
SHAREHOLDERS’ EQUITY
Temple-Inland Inc. Shareholders’ Equity
Preferred stock — par value $1 per share: authorized 25,000,000 shares; none issued	—	—
Common stock — par value $1 per share: authorized 200,000,000 shares; issued 123,605,344 shares in 2011 and 2010, including shares held in the treasury	124	124
Additional paid-in capital	413	426
Accumulated other comprehensive loss	(243)	(257)
Retained earnings	1,227	1,220
Cost of shares held in the treasury: 14,955,970 shares in 2011 and 15,654,157 shares in 2010	(556)	(584)
Total Temple-Inland Inc. shareholders’ equity	965	929
Noncontrolling Interest of Special Purpose Entities	91	92
TOTAL SHAREHOLDERS’ EQUITY	1,056	1,021
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,007	$5,909

Please read the notes to consolidated financial statements.

TEMPLE-INLAND INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Second Quarter		First Six Months
	2011	2010	2011	2010
	(Dollars in millions, except per share)

NET REVENUES	$1,016	$976	$2,011	$1,881
COSTS AND EXPENSES
Cost of sales	(885)	(853)	(1,745)	(1,678)
Selling	(28)	(28)	(58)	(55)
General and administrative	(51)	(45)	(100)	(84)
Other operating income (expense)	(7)	(1)	(16)	(2)
	(971)	(927)	(1,919)	(1,819)
OPERATING INCOME	45	49	92	62
Other non-operating income (expense)	––	––	(4)	––
Interest income on financial assets of special purpose entities	––	1	––	2
Interest expense on nonrecourse financial liabilities of special purpose entities	(4)	(5)	(9)	(9)
Interest expense on debt	(11)	(13)	(23)	(26)
INCOME BEFORE TAXES	30	32	56	29
Income tax expense	(11)	(12)	(22)	(14)
NET INCOME	19	20	34	15
Net (income) loss attributable to noncontrolling interest of special purpose entities	––	––	1	1
NET INCOME ATTRIBUTABLE TO TEMPLE-INLAND INC	$19	$20	$35	$16

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	108.6	107.9	108.5	107.8
Diluted	110.8	109.7	110.6	109.5

EARNINGS PER SHARE
Basic	$0.18	$0.19	$0.33	$0.15
Diluted	$0.17	$0.18	$0.32	$0.15
DIVIDENDS PER SHARE	$0.13	$0.11	$0.26	$0.22

Please read the notes to consolidated financial statements.

TEMPLE-INLAND INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	First Six Months
	2011	2010
	(In millions)
CASH PROVIDED BY (USED FOR) OPERATIONS
Net income	$34	$15
Adjustments:
Depreciation and amortization	97	96
Asset impairment charges	2	8
Loss related to purchase and retirement of long-term debt	4	––
Non-cash share-based and long-term incentive compensation	39	14
Cash payment for share-based awards settled	(17)	(17)
Non-cash pension and postretirement expense	36	36
Cash contribution to pension and postretirement plans	(5)	(23)
Deferred income taxes	15	3
Other	6	(5)
Changes in:
Receivables	(42)	(57)
Inventories	14	(13)
Accounts payable and accrued expenses	(19)	19
Prepaid expenses and other	(8)	18
	156	94
CASH PROVIDED BY (USED FOR) INVESTING
Capital expenditures	(129)	(85)
Sale of non-strategic assets and operations	––	2
Other	(2)	(2)
	(131)	(85)
CASH PROVIDED BY (USED FOR) FINANCING
Payments of debt	(54)	––
Borrowings under accounts receivable securitization facility, net	65	35
Borrowings under revolving credit facility, net	––	––
Fees related to revolving credit facility	––	(6)
Fees related to special purpose entities	1	(4)
Changes in book overdrafts	(4)	(4)
Cash dividends paid to shareholders	(28)	(23)
Exercise of stock options	8	4
Tax benefit on share-based compensation	1	––
	(11)	2
Effect of exchange rate changes on cash and cash equivalents	1	1
Net increase in cash and cash equivalents	15	12
Cash and cash equivalents at beginning of period	28	36
Cash and cash equivalents at end of period	$43	$48

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

We prepare our unaudited interim financial statements in accordance with generally accepted accounting principles and Securities and Exchange Commission requirements for interim financial statements.  As a result, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  However, in our opinion, all adjustments considered necessary for a fair presentation have been included.  These adjustments are normal recurring accruals, except as noted.  These interim operating results are not necessarily indicative of the results that may be expected for the entire year.  For further information, please read the financial statements included in our Annual Report on Form 10-K for the year 2010.

Note 2 – Accounting Pronouncements

We have evaluated all recently issued accounting pronouncements through the filing date of these financial statements and believe that none of these accounting pronouncements will have a material effect on our earnings or financial position.

Note 3 – Unsolicited Tender Offer

On June 6, 2011, International Paper Company (IP) made public an unsolicited proposal to acquire all our outstanding shares of common stock for $30.60 per share in cash.  After careful consideration with our independent financial and legal advisors, our Board of Directors determined unanimously that IP’s proposal grossly undervalued Temple-Inland and was not in the best interests of our stockholders and voted unanimously to reject IP’s proposal.  On July 12, 2011, IP commenced an unsolicited tender offer to acquire all our outstanding shares of common stock for $30.60 per share in cash.  Our Board of Directors, after careful consideration with our independent financial and legal advisors, again unanimously voted to reject IP’s tender offer.  Our Board of Directors unanimously believes that IP’s tender offer grossly undervalues Temple-Inland and is not in the best interests of our stockholders.  On July 18, 2011, we filed with the Securities and Exchange Commission a Solicitation/Recommendation Statement on Schedule 14D-9 detailing the recommendation of our Board of Directors in response to IP’s tender offer and the reasons it rejected the offer.

On June 7, 2011, after careful consideration and consultation with our independent financial and legal advisors, our Board of Directors adopted a Stockholder Rights Plan (Rights Plan) and declared a dividend of one preferred purchase right (Right) for each outstanding share of our common stock.  The Rights Plan is designed to protect stockholders from coercive or otherwise unfair takeover tactics.  In general terms, it works by imposing a significant penalty upon any person or group that acquires beneficial ownership of 10 percent or more of our outstanding common stock without the prior approval of our Board of Directors.  The Rights Plan should not interfere with any merger or other business combination approved by our Board of Directors.  Please read Note 11 for additional information.

In connection with these matters, in second quarter 2011, we expensed $2 million of professional fees and other costs, and we committed to minimum financial advisor fees of $20 million, which we anticipate expensing over a one year period as services are rendered.  We expect to incur additional costs in the future in connection with IP’s unsolicited tender offer.

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4 – Employee Benefit Plans

Defined benefit and postretirement benefit expense consists of:

	Defined Benefits						Postretirement Benefits
	Qualified		Supplemental		Total
	2011	2010	2011	2010	2011	2010	2011	2010
Second Quarter:	(In millions)
Service costs – benefits earned during the period	$7	$6	$––	$1	$7	$7	$1	$1
Interest cost on projected benefit obligation	20	20	1	––	21	20	1	1
Expected return on plan assets	(18)	(18)	––	––	(18)	(18)	––	––
Amortization of prior service costs	––	––	––	––	––	––	(1)	(1)
Amortization of actuarial net loss	5	5	––	1	5	6	––	––
Benefit expense	$14	$13	$1	$2	$15	$15	$1	$1

First Six Months:
Service costs – benefits earned during the period	$13	$12	$1	$1	$14	$13	$1	$1
Interest cost on projected benefit obligation	40	40	1	1	41	41	3	3
Expected return on plan assets	(37)	(37)	––	––	(37)	(37)	––	––
Amortization of prior service costs	1	1	1	1	2	2	(1)	(1)
Amortization of actuarial net loss	10	10	––	1	10	11	––	––
Benefit expense	$27	$26	$3	$4	$30	$30	$3	$3

In addition, we recognized expense of $3 million in first six months 2011 and $3 million in first six months 2010 related to payments of lump-sum benefits from our supplemental defined benefit plan.  We made $15 million in voluntary, discretionary contributions to our qualified defined benefit plan in first six months 2010.

Note 5 – Share-Based and Long-Term Incentive Compensation

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

Share-based and long-term incentive compensation expense consists of:

	Second Quarter		First Six Months
	2011	2010	2011	2010
	(In millions)
Cash-settled restricted or performance stock units	$17	$3	$31	$7
Stock-settled restricted stock units	1	1	2	1
Stock options	1	3	4	4
Total share-based compensation expense	19	7	37	12
Fixed value cash awards	1	1	2	2
Total share-based and long-term incentive compensation expense	$20	$8	$39	$14

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Share-based and long-term incentive compensation expense is included in:

	Second Quarter		First Six Months
	2011	2010	2011	2010
	(In millions)
Cost of sales	$1	$1	$3	$2
Selling expense	––	1	1	1
General and administrative expense	19	6	35	11
Total share-based and long-term incentive compensation expense	$20	$8	$39	$14

The fair value of awards granted to retirement-eligible employees and expensed at the date of grant was $4 million in first six months 2011 and $3 million in first six months 2010.

Unrecognized share-based and long-term incentive compensation for all awards not vested was $46 million at second quarter-end 2011.  We expect to recognize this cost over a weighted average period of two years.

The fair value of all share-based and long-term incentive awards vested and to be settled in cash, including accrued dividends of $2 million, was $80 million at second quarter-end 2011, of which $46 million is included in other current liabilities and $34 million in long-term liabilities.

Cash-settled restricted or performance stock units

Cash-settled restricted or performance stock units generally have a three-year term and vest after three years from the date of grant or the attainment of stated ROI-based performance goals, generally measured over a three-year period, or if there is a change of control.  Changes in our estimate of the attainment of stated performance goals could have a significant impact on our share-based compensation expense in any one accounting period.

A summary of activity for first six months 2011 follows:
	Cash-Settled Units	Weighted Average Grant Date Fair Value Per Share	Aggregate Current Value
	(In thousands)		(In millions)
Not vested beginning of year	2,627	$12
Granted	447	24
Vested and settled	(651)	19
Forfeited	(6)	17
Not vested at second quarter-end 2011	2,417	12	$73

Not vested units at second quarter-end 2011 subject to:
Time vesting requirements	439		$13
Performance requirements	1,978		60
	2,417		$73

Unrecognized share-based compensation expense related to non-vested cash-settled restricted or performance stock units was $23 million at second quarter-end 2011 share price of $30 per share.  We expect to recognize this cost over a weighted average period of two years.  The fair value of awards settled in cash was $17 million in first six months 2011 and $16 million in first six months 2010.  The fair value of units vested and to be settled in cash, including accrued dividends of $2 million in 2011 and $1 million in 2010, was $48 million at second quarter-end 2011, of which $36 million is included in other current liabilities and $12 million in long-term liabilities; and $40 million at year-end 2010, of which $14 million was included in other current liabilities and $26 million in long-term liabilities.  In addition, approximately one-half of the annual director compensation is paid in the form of cash-settled restricted stock units that are deferred until retirement.  The fair value of these units vested and to be settled in cash included in long-term liabilities was $20 million at second quarter-end 2011 and $14 million at year-end 2010.

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Stock-settled restricted stock units

Stock-settled restricted stock units vest after three years from the date of grant upon attainment of stated ROI-based performance goals or if there is a change of control.  There is no accelerated vesting upon retirement for these awards.

A summary of activity for first six months 2011 follows:
	Stock-Settled Units	Weighted Average Grant Date Fair Value Per Share		Aggregate Current Value
	(In thousands)			(In millions)
Not vested beginning of year	369	$20	$
Granted	241	24
Vested and settled	––	––
Forfeited	––	––
Not vested at second quarter-end 2011	610	$21		$18

Unrecognized share-based compensation expense related to non-vested stock-settled restricted stock units was $10 million at second quarter-end 2011.  We expect to recognize this cost over a weighted average period of two years.

Stock options

Stock options have a ten-year term, generally become exercisable ratably over four years and provide for accelerated vesting upon retirement, death, disability, or if there is a change in control.  Options are granted with an option price equal to the market value of common stock on the date of grant.

A summary of activity for first six months 2011 follows:
	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (Current value less exercise price)
	(In thousands)		(In years)	(In millions)
Outstanding beginning of year	7,416	$15
Granted	431	24
Exercised	(714)	15
Forfeited	(29)	14
Outstanding at second quarter-end 2011	7,104	16	6	$101

Exercisable at second quarter-end 2011	5,158	16	6	$71

We estimated the fair value of our options using the Black-Scholes-Merton option-pricing model and the following assumptions:
	First Six Months
	2011	2010
Expected dividend yield	2.2%	3.2%
Expected stock price volatility	65.0%	66.6%
Risk-free interest rate	3.3%	3.2%
Expected life of options (in years)	8	8

Weighted average estimated fair value of options at grant date	$13.40	$10.23

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Unrecognized share-based compensation expense related to non-vested stock options awards was $7 million at second quarter-end 2011.  We expect to recognize this cost over a weighted average period of three years.

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

Unrecognized long-term incentive compensation expense related to fixed value cash awards was $6 million at second quarter-end 2011.  We expect to recognize this cost over a weighted average period of three years.  Accrued long-term incentive compensation at second quarter-end 2011 was $12 million, of which $10 million is included in other current liabilities and $2 million in long-term liabilities.  At year-end 2010, accrued long-term incentive compensation included in long-term liabilities was $10 million.

Note 6 – Other Operating Income (Expense)

	Second Quarter		First Six Months
	2011	2010	2011	2010
	(In millions)
Equity in earnings of joint ventures	$––	$2	$––	$2
Gain (loss) on sale or retirement of operating property and equipment	(1)	(1)	(1)	(2)
Costs and asset impairments, primarily related to box plant transformation	(7)	(2)	(16)	(12)
Litigation (See Note 14)	3	––	3	––
Unsolicited tender offer costs (See Note 3)	(2)	––	(2)	––
Alternative fuel mixture tax credits, net of costs	––	––	––	10
Other operating income (expense)	$(7)	$(1)	$(16)	$(2)

In connection with the second phase of our box plant transformation, in second quarter 2011, we closed our Carol Stream and Northlake, Illinois box plants, and began production at our new box plant in Aurora, Illinois.  Costs related to box plant transformation in first six months 2011, included asset impairment charges of $2 million, severance costs of $1 million, and other transformation related costs of $13 million, primarily related to duplicate and incremental costs associated with production affected by box plant transformation.  In first six months 2010, costs related to box plant transformation included asset impairment charges of $8 million and other closure costs of $4 million.  Activity within our accruals for box plant transformation activities follows:

First Six Months 2011
(In millions)
Beginning of year	$––
Additions	1
Cash payments	(1)
End of period	$––

In first quarter 2010, the Internal Revenue Service clarified an uncertainty regarding whether a portion of the alternative fuel we claimed in 2009 would qualify for the alternative fuel mixture tax credit.  As a result, in first six months 2010 we reversed a related reserve of $10 million.

Note 7 – Non-operating Income (Expense)

Other non-operating income (expense) in first six months 2011 consists of a $4 million loss resulting from the purchase and retirement of $50 million of our 7.875% Senior Notes due 2012.

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 8 – Earnings per Share

We computed earnings per share by dividing net income by weighted average shares outstanding using the following:
	Second Quarter		First Six Months
	2011	2010	2011	2010
	(In millions)
Earnings for basic and diluted earnings per share:
Net income	$19	$20	$34	$15
Less: Distributed and undistributed amounts allocated to participating securities	––	–––	––	–––
	19	20	34	15
Less: Net (income) loss attributable to noncontrolling interest of special purpose entities	––	–––	1	1
Net income available to common shareholders	$19	$20	$35	$16
Weighted average shares outstanding:
Weighted average shares outstanding - basic	108.6	107.9	108.5	107.8
Dilutive effect of stock options and unvested stock-settled restricted stock units	2.2	1.8	2.1	1.7
Weighted average shares outstanding - diluted	110.8	109.7	110.6	109.5

Participating securities include unvested cash-settled restricted stock units issued to employees that contain non-forfeitable rights to dividends.  There are no participating securities in 2011.

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

	Second Quarter-End
	2011	2010
	(Shares in thousands)
Options held	305	451
Options exercisable	305	436
Weighted average exercise price	$20	$19
Weighted average remaining contractual term (in years)	4	5

Stock options outstanding that were not included in the computation of diluted common shares outstanding because their exercise price exceeded the average market price of our common stock were as follows:

	Second Quarter		First Six Months
	2011	2010	2011	2010
	(Shares in thousands)

Options outstanding held by employees	––	649	1,058	1,358
Options outstanding held by employees of spun-off entities	––	160	160	279

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 9 – Long-Term Debt

At second quarter-end 2011, our long-term debt was $733 million, which included $130 million of 7.875% Senior Notes that are due May 2012 and a $25 million borrowing under committed credit facilities which is due August 2011.  We have classified these borrowings as long-term debt because of our intent and ability to refinance them on a long-term basis under our existing facilities.

Note 10 – Financial Assets and Nonrecourse Financial Liabilities of Special Purpose Entities

In 2009, we arranged for the substitution of two banks issuing letters of credit securing the notes we received in connection with the 2007 sale of our timberland.  In each case, the credit ratings of the letter of credit bank had been reduced below the required minimums.  In first six months 2010, we entered into two separate three-year agreements, one with JP Morgan Chase Bank, National Association and one with Crédit Agricole Corporate and Investment Bank (Crédit Agricole), whereby each of these banks agrees to issue up to $1.4 billion in irrevocable letters of credit in substitution for letters of credit issued by a bank(s) whose credit ratings get reduced below the required minimums.  For each agreement, we paid an upfront fee, which is being amortized over the three-year term of the agreement, and also agreed to pay a quarterly fee on the unused commitment.

On May 20, 2011, the credit ratings of Crédit Agricole were downgraded below the required minimum to issue letters of credit to secure the notes related to the sale of our timberland.  As a result, we terminated our three-year agreement with Crédit Agricole and were refunded a pro-rata portion of the unamortized upfront commitment fee and quarterly fee on the unused commitment.

Note 11 – Shareholders’ Equity

A summary of changes in total shareholders’ equity follows:

	First Six Months
	2011			2010
	Temple-Inland Inc. Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity	Temple-Inland Inc. Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity
	(In millions, except per share amounts)
Beginning of year	$929	$92	$1,021	$794	$92	$886
Comprehensive income, net of tax:
Net income (loss)	35	(1)	34	16	(1)	15
Defined benefit plans	9	––	9	10	––	10
Foreign currency translation adjustment	5	––	5	3	––	3
Total Comprehensive Income			48			28
Dividends paid on common stock – ($0.26 per share in 2011 and $0.22 per share in 2010)	(28)	––	(28)	(23)	––	(23)
Share-based compensation, net of distributions	15	––	15	9	––	9
Balance at second quarter-end	$965	$91	$1,056	$809	$91	$900

Comprehensive income was $26 million for second quarter 2011 and $24 million for second quarter 2010.  We issued 698,187 and 390,808 shares of common stock in first six months 2011 and 2010 to employees exercising options and for vesting of share-settled units.

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In second quarter 2011, our Board of Directors adopted the Rights Plan and declared a dividend of one Right for each outstanding share of Temple-Inland common stock.  The Rights initially trade with, and are inseparable from, our common stock.  New Rights will accompany any new shares of common stock issued.  If a person or group acquires ten percent or more of our outstanding common stock, each Right will entitle its holder (other than such person or members of such group) to purchase, at the Right’s then-current exercise price, a number of our common shares having a market value of twice the exercise price.  In addition, if Temple-Inland is acquired in a merger or other business combination transaction after a person has acquired ten percent of more of our outstanding common stock, each Right will entitle its holder to purchase, at the Right’s then-current exercise price, a number of acquiring company’s common shares having a market value of twice the exercise price.  The acquiring person will not be entitled to exercise the Rights.  Prior to exercise, the Rights do not give the holder any dividend, voting, or liquidation rights.  We will generally be entitled to redeem the Rights at $0.01 per Right at any time before a person or group obtains beneficial ownership of 10 percent or more of our common stock.  The Rights Plan should not interfere with any merger or other business combination approved by our Board of Directors.   The Rights will expire on June 7, 2016.

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

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Corrugated Packaging	Building Products	Items Not Included in Segments and Eliminations		Total
	(In millions)
Second Quarter 2011:
Revenues from external customers	$845	$171	$––		$1,016
Depreciation and amortization	37	10	2		49
Equity income from joint ventures	––	––	––		––
Income (loss) before taxes	96	(8)	(58	)(a)	30
Capital expenditures	61	5	1		67

First Six Months 2011 or at Second Quarter-End 2011:
Revenues from external customers	$1,666	$345	$––		$2,011
Depreciation and amortization	74	20	3		97
Equity income from joint ventures	––	––	––		––
Income (loss) before taxes	194	(14)	(124	)(a)	56
Total assets	2,525	534	2,948		6,007
Investment in equity method investees and joint ventures	2	23	––		25
Goodwill	265	129	––		394
Capital expenditures	119	8	2		129

Second Quarter 2010:
Revenues from external customers	$786	$190	$––		$976
Depreciation and amortization	35	10	3		48
Equity income from joint ventures	––	2	––		2
Income (loss) before taxes	63	15	(46	)(a)	32
Capital expenditures	48	4	––		52

First Six Months 2010 or at Second Quarter-End 2010:
Revenues from external customers	$1,538	$343	$––		$1,881
Depreciation and amortization	70	21	5		96
Equity income from joint ventures	––	2	––		2
Income (loss) before taxes	109	6	(86	)(a)	29
Total assets	2,336	554	2,871		5,761
Investment in equity method investees and joint ventures	3	25	––		28
Goodwill	265	129	––		394
Capital expenditures	73	8	4		85

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(a) Items not included in segments consist of:
	Second Quarter		First Six Months
	2011	2010	2011	2010
	(In millions)
General and administrative expense	$(17)	$(19)	$(34)	$(37)
Share-based and long-term incentive compensation	(20)	(8)	(39)	(14)
Other operating income (expense)	(6)	(2)	(15)	(2)
Other non-operating income (expense)	––	––	(4)	––
Net interest income (expense) on financial assets and nonrecourse financial liabilities of special purpose entities	(4)	(4)	(9)	(7)
Interest expense on debt	(11)	(13)	(23)	(26)
	$(58)	$(46)	$(124)	$(86)

Other operating income (expense) applies to:
Corrugated packaging	$(4)	$(2)	$(13)	$(2)
Building products	––	––	––	––
Unallocated	(2)	––	(2)	––
	$(6)	$(2)	$(15)	$(2)

Note 13 — Fair Values and Fair Value Measurements of Financial Instruments

Information about our fixed-rate, long-term debt that is not measured at fair value follows:

	At Second Quarter-End 2011		At Year-End 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value	Valuation Technique
(In millions)
Financial Liabilities
Fixed-rate, long-term debt	$490	$534	$540	$577	Level 2 – Market Approach

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

Note 14 – Contingencies and Other

We are involved in various legal proceedings that arise from time to time in the ordinary course of doing business and believe that adequate reserves have been established for any probable losses.  Expenses related to litigation are included in operating income.

On September 9, 2010, we were one of eight containerboard producers named as defendants in a class action complaint that alleged a civil violation of Section 1 of the Sherman Act.  The suit is captioned Kleen Products LLC v. Packaging Corp. of America (N.D. Ill.).  The complaint alleges that the defendants, beginning in August 2005, conspired to limit the supply and thereby increase prices of containerboard products.  The alleged class is all persons who purchased containerboard products directly from any defendant for use or delivery in the United States during the period August 2005 to November 2010.  The complaint seeks to recover an unspecified amount of treble actual damages and attorney’s fees on behalf of the purported class.  Four similar complaints were filed and have been consolidated in the Northern District of Illinois.  We strongly dispute the allegations made against us and intend to defend vigorously against this litigation.  However, because this action is in its preliminary stages, we are unable to predict an outcome or estimate a range of reasonably possible loss.  There were no significant changes to the status of this litigation in first six months 2011.

Two putative class action lawsuits (the “Shareholder Actions”) have been filed by stockholders against us and the members of our board of directors in the Delaware Court of Chancery, styled Raul vs. Doyle R. Simons, et al., Case No. 6690 (filed July 22, 2011) (the “Raul Action”); and Kahn v. Temple-Inland, Inc., et al., Case No. 6702

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(filed July 25, 2011) (the “Kahn Action”).  The Shareholder Actions allege, among other things, that the members of our board of directors have breached their fiduciary duties by refusing to negotiate with IP regarding its proposed acquisition, failing to solicit alternative offers, and adopting the Rights Plan.  The Raul Action also purports to assert claims derivatively on behalf of the company.  The complaints variously seek an order declaring that our board of directors breached its fiduciary duties; enjoining the company from initiating further defensive measures; and awarding costs and attorneys’ fees, and in the Kahn action, compensatory damages.  We and our directors believe that the claims made by the stockholder plaintiffs are without merit and intend to defend them vigorously.  Please read Note 3 for additional information.

In second quarter 2011, we reversed $3 million in litigation reserves related to alleged violations of the California on duty meal break laws.  This reversal was based on the settlement of existing cases, a review of our operational practices, and an examination of the statute of limitations.

We do not believe that the outcome of any of these matters should have a significant adverse effect on our financial position, long-term results of operations, or cash flows.  It is possible however that charges related to these matters could be significant to our results or cash flows in any one accounting period.

Note 15 – Subsequent Event

On August 5, 2011, our Board of Directors declared a regular quarterly dividend of $0.13 per share payable on September 15, 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of the federal securities laws.  These forward-looking statements are identified by their use of terms and phrases such as “believe,” “anticipate,” “could,” “estimate,” “likely,” “intend,” “may,” “plan,” “expect,” and similar expressions, including references to assumptions.  These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties.  A variety of factors and uncertainties could cause our actual results to differ significantly from the results discussed in the forward-looking statements.  Factors and uncertainties that might cause such differences include, but are not limited to:

•	general economic, market, or business conditions

•	the opportunities (or lack thereof) that may be presented to us and that we may pursue

•	fluctuations in costs and expenses including the costs of raw materials, purchased energy, and freight

•	changes in interest rates

•	demand for new housing

•	accuracy of accounting assumptions related to impaired assets, pension and postretirement costs, contingency reserves, and income taxes

•	competitive actions by other companies

•	changes in laws or regulations

•	our ability to execute certain strategic and business improvement initiatives

•	the accuracy of certain judgments and estimates concerning the integration of acquired operations

•	future events related to IP’s unsolicited tender offer for all outstanding shares of our common stock

•	other factors, many of which are beyond our control

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

Accounting Policies

Critical Accounting Estimates

In first six months 2011, there were no changes in our critical accounting estimates from those we disclosed in our Annual Report on Form 10-K for the year 2010.

New Accounting Pronouncements

We have evaluated all the recently issued accounting pronouncements through the filing date of these financial statements and believe that none of these recent accounting pronouncements will have a material effect on our earnings or financial position.

Box Plant Transformation II

In February 2010, we announced Box Plant Transformation II, the second phase of our initiative to lower the cost structure of our box plant system through improved asset utilization.  Box Plant Transformation II includes installing state-of-the-art equipment that also improves our ability to serve higher margin segments of the market.  We anticipate completing Box Plant Transformation II in 2012, resulting in the closure of up to 12 box plants and the elimination of as many as 900 employee positions.  The capital investment for Box Plant Transformation II is estimated to be about $250 million, which we will likely fund from operations or borrowings under our committed credit agreements.

The initial steps in effecting Box Plant Transformation II in 2010 were closing our Santa Fe Springs, California sheet plant and our Phoenix, Arizona; Evansville, Indiana; and Scranton, Pennsylvania box plants.  In second quarter 2011, we completed the previously announced closures of our Carol Stream and Northlake, Illinois box plants, and began production at our new box plant in Aurora, Illinois.  In first six months 2011, we recognized non-cash asset impairment charges of $2 million, severance and other employee costs of $1 million for about 120 employees, and other transformation related costs of $13 million, primarily related to duplicate and incremental costs associated with production affected by box plant transformation.  As we continue to refine and implement Box Plant Transformation II, it is likely we will incur additional asset impairments, severance and other costs, which could be significant.

Unsolicited Tender Offer

On June 6, 2011, IP made public an unsolicited proposal to acquire all our outstanding shares of common stock for $30.60 per share in cash.  After careful consideration with our independent financial and legal advisors, our Board of Directors determined unanimously that IP’s proposal grossly undervalued Temple-Inland and was not in the best interests of our stockholders and voted unanimously to reject IP’s proposal.  On July 12, 2011, IP commenced an unsolicited tender offer to acquire all our outstanding shares of common stock for $30.60 per share in cash.  Our Board of Directors, after careful consideration with our independent financial and legal advisors, again unanimously voted to reject IP’s tender offer.  Our Board of Directors unanimously believes that IP’s offer grossly undervalues Temple-Inland and is not in the best interests of our stockholders.  On July 18, 2011, we filed with the Securities and Exchange Commission a Solicitation/Recommendation Statement on Schedule 14D-9 detailing the recommendation of our Board of Directors in response to IP’s tender offer and the reasons it rejected the offer.

On June 7, 2011, after careful consideration and consultation with our independent financial and legal advisors, our Board of Directors adopted a Stockholder Rights Plan (Rights Plan) and declared a dividend of one preferred purchase right (Right) for each outstanding share of our common stock.  The Rights Plan is designed to protect stockholders from coercive or otherwise unfair takeover tactics.  In general terms, it works by imposing a significant penalty upon any person or group that acquires beneficial ownership of 10 percent or more of our outstanding common stock without the prior approval of our Board of Directors.  The Rights Plan should not interfere with any merger or other business combination approved by our Board of Directors.

In connection with these matters, in second quarter 2011, we expensed $2 million of professional fees and other costs, and we committed to minimum financial advisor fees of $20 million, which we anticipate expensing over a one year period as services are rendered.  We expect to incur additional costs in the future in connection with IP’s unsolicited tender offer.

Results of Operations for Second Quarter and First Six Months 2011 and 2010

Summary

We manage our operations through two business segments: corrugated packaging and building products.  A summary of the results of operations by business segment follows:

	Second Quarter		First Six Months
	2011	2010	2011	2010
	(In millions, except per share)
Revenues
Corrugated packaging	$845	$786	$1,666	$1,538
Building products	171	190	345	343
Total revenues	$1,016	$976	$2,011	$1,881
Segment operating income
Corrugated packaging	$96	$63	$194	$109
Building products	(8)	15	(14)	6
Total segment operating income	88	78	180	115
Items not included in segments
General and administrative expense	(17)	(19)	(34)	(37)
Share-based and long-term incentive compensation	(20)	(8)	(39)	(14)
Other operating income (expense)	(6)	(2)	(15)	(2)
Other non-operating income (expense)	––	––	(4)	––
Net interest income (expense) on financial assets and nonrecourse financial liabilities of special purpose entities	(4)	(4)	(9)	(7)
Interest expense on debt	(11)	(13)	(23)	(26)
Income before taxes	30	32	56	29
Income tax expense	(11)	(12)	(22)	(14)
Net income	19	20	34	15
Net (income) loss attributable to noncontrolling interest of special purpose entities	––	––	1	1
Net income attributable to Temple-Inland Inc.	$19	$20	$35	$16

Average basic shares outstanding	108.6	107.9	108.5	107.8
Average diluted shares outstanding	110.8	109.7	110.6	109.5

Earnings per basic share	$0.18	$0.19	$0.33	$0.15
Earnings per diluted share	$0.17	$0.18	$0.32	$0.15

ROI, annualized			7.8%	5.0%

In first six months 2011, significant items affecting net income included:

•
In corrugated packaging, higher box prices and benefits from box plant transformation more than offset higher input costs compared with first six months 2010.  In building products, higher lumber and particleboard volumes were offset by lower lumber prices and higher input costs compared with first six months 2010.

•
Other operating income (expense) includes a $16 million charge primarily related to Box Plant Transformation II, a $3 million credit due to the reversal of a litigation reserve related to alleged violations of the California on duty meal break laws, and $2 million in costs related to an unsolicited tender offer.

•
Share-based and long-term incentive compensation increased $25 million compared with first six months 2010, primarily due to the effect of the higher market price of our common stock on our cash-settled awards.

•	We recognized a loss of $4 million related to the purchase and retirement of $50 million of our 7.875% Senior Notes due 2012.

In first six months 2010, significant items affecting net income included:

•
We experienced lower prices and flat volumes on an average week basis for our corrugated packaging products compared with first six months 2009.  We also experienced higher prices for lumber and MDF, lower prices for gypsum wallboard and particleboard, and higher volumes for gypsum wallboard, particleboard and MDF.

•
A significant increase in input costs, principally recycled fiber, wood fiber and freight, more than offset our continuing initiatives to lower costs, improve asset utilization, and increase operating efficiencies.

•
Share-based and long-term incentive compensation decreased $12 million compared with first six months 2009 primarily due to the effect of the lower market price of our common stock on our cash-settled awards.

•
Other operating income (expense) included a $12 million charge associated with facility closures related to Box Plant Transformation II and a $10 million benefit related to alternative fuel mixture tax credits.

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

A summary of our corrugated packaging results follows:

	Second Quarter		First Six Months
	2011	2010	2011	2010
	(Dollars in millions)
Revenues	$845	$786	$1,666	$1,538
Costs and expenses	(749)	(723)	(1,472)	(1,429)
Segment operating income	$96	$63	$194	$109

Segment ROI			18.1%	10.8%

Fluctuations in corrugated packaging pricing (which includes freight and is net of discounts) and shipments are set forth below:

	Second Quarter 2011 versus Second Quarter 2010	First Six Months 2011 versus First Six Months 2010
	Increase/(Decrease)
Corrugated packaging
Average prices	5%	7%
Shipments, average week	3%	––
Industry shipments, average week(a)	(1)%	––

Paperboard
Average prices	5%	14%
Shipments, in thousand tons	14	17
_____________
(a) Source: Fibre Box Association

Compared with first quarter 2011, average corrugated packaging prices were down slightly, and average shipments were up four percent.  For the same period, average paperboard prices were down three percent and shipments were up 15,000 tons.

Costs and expenses were up three percent in first six months 2011 when compared with first six months 2010, and four percent compared with first quarter 2011.  These increased costs were primarily the result of higher prices for recycled fiber, freight, and chemicals.  In addition, first six months 2011 costs included $3 million of additional pension expense resulting from lump-sum payments from our supplemental defined benefit plan for employees who retired in second quarter 2011.

Fluctuations in our significant cost and expense components included:

	Second Quarter 2011 versus Second Quarter 2010	First Six Months 2011 versus First Six Months 2010
	Increase/(Decrease) (In millions)
Wood fiber	$––	$(4)
Recycled fiber	16	20
Energy, principally natural gas	4	(2)
Freight	12	23
Chemicals	7	13
Depreciation	2	4

The costs of wood, pulp and recycled fiber; energy; freight; and chemicals fluctuate based on the market prices we pay for these commodities.  It is likely that these costs will continue to fluctuate for the remainder of 2011.

Information about our converting facilities and mills follows:

	Second Quarter		First Six Months
	2011	2010	2011	2010
Number of converting facilities (at quarter-end)	58	60	58	60
Corrugated packaging shipments, in thousand tons	847	838	1,687	1,684
Paperboard production, in thousand tons	1,024	994	2,044	1,987
Percent containerboard production used internally	91%	92%	92%	93%
Percent total fiber requirements sourced from recycled fiber	41%	41%	41%	43%

We also incurred costs of $13 million in first six months 2011 primarily related to box plant transformation, which are not included in segment results.  Please read Box Plant Transformation II.

Building Products

We manufacture lumber, gypsum wallboard, particleboard, medium density fiberboard (MDF), and fiberboard. Our building products segment revenues are principally derived from sales of these products.  We also own a 50 percent interest in Del-Tin Fiber LLC, a joint venture that produces MDF at a facility in El Dorado, Arkansas.

A summary of our building products results follows:

	Second Quarter		First Six Months
	2011	2010	2011	2010
	(Dollars in millions)
Revenues	$171	$190	$345	$343
Costs and expenses	(179)	(175)	(359)	(337)
Segment operating income (loss)	$(8)	$15	$(14)	$6

Segment ROI			(5.8)%	2.4%

Fluctuations in product pricing (which includes freight and is net of discounts) and shipments are set forth below:

	Second Quarter 2011 versus Second Quarter 2010	First Six Months 2011 versus First Six Months 2010
	Increase/(Decrease)
Lumber:
Average prices	(25)%	(19)%
Shipments	2%	15%
Gypsum wallboard:
Average prices	1%	3%
Shipments	(8)%	(1)%
Particleboard:
Average prices	––%	1%
Shipments	6%	9%
MDF:
Average prices	2%	6%
Shipments	(14)%	(7)%

Compared with first quarter 2011, average prices were down eight percent for lumber, up eight percent for gypsum, up one percent for particleboard, and up two percent for MDF.  Shipments were up one percent for lumber, down nine percent for gypsum, down two percent for particleboard, and down 11 percent for MDF.

Costs and expenses were up seven percent in first six months 2011 compared with first six months 2010, and down one percent in second quarter 2011 compared with first quarter 2011.  First six months 2010 costs included $3 million of additional pension expense resulting from lump-sum payments from our supplemental defined benefit plan for employees who retired in second quarter 2010.  The increase in costs in first six months 2011 compared with first six months 2010 is primarily attributable to higher production volumes.

Fluctuations in our significant cost and expense components included:

	Second Quarter 2011 versus Second Quarter 2010	First Six Months 2011 versus First Six Months 2010
	Increase/(Decrease) (In millions)
Wood fiber	$(2)	$8
Energy, principally natural gas	1	1
Chemicals	2	6
Freight	3	9

The costs of our fiber, energy, chemicals, and freight fluctuate based on the market prices we pay for these commodities.  It is likely that these costs will continue to fluctuate for the remainder of 2011.

In recent years we have periodically reduced our production to match our supply with the demand for our products.

Items Not Included in Segments

Items not included in segments are income and expenses that are managed on a company-wide basis and include corporate general and administrative expense, share-based and long-term incentive compensation, other operating and non-operating income (expense), and interest income and expense.

Our share-based and long-term incentive compensation fluctuates because a significant portion of our share-based awards are cash settled and are affected by changes in the market price of our common stock.  Share-based and long-term incentive compensation expense increased $25 million in first six months 2011 when compared with first six months of 2010 primarily due to the increase in the market price of our common stock at second quarter-end 2011 compared with the market price at the end of the prior year.  In addition, a significant portion of our share-based awards vest based on the attainment of stated ROI-based performance goals, generally measured over a three-year period.  Changes in our estimate of the attainment of these goals could have a significant impact on our share-based compensation expense in any one accounting period.  Please read Note 5 to the Consolidated Financial Statements.

In connection with the implementation of Box Plant Transformation II, we incurred $16 million of charges in first six months 2011, including $2 million of non-cash impairments, $1 million of severance and $13 million of other costs, primarily related to duplicate and incremental costs associated with production affected by box plant transformation.  Please read Box Plant Transformation II.  Other operating income (expense) also includes a $3 million credit due to the reversal of a litigation reserve related to alleged violations of the California on duty meal break laws.  This reversal was based on the settlement of existing cases, a review of our operational practices, and an examination of the statute of limitations.  In addition, we expensed $2 million in professional fees and other costs in connection with IP’s unsolicited offer to acquire all our outstanding common stock.  Please read Unsolicited Tender Offer.

Other non-operating income (expense) for first six months 2011 consists of a loss of $4 million resulting from the purchase and retirement of $50 million of our 7.875% Senior Notes due 2012.

Net interest income (expense) on financial assets and nonrecourse liabilities of special purpose entities relates to the activities of the special purpose entities created to effect the sale of our timberland in October 2007 and their subsequent nonrecourse borrowings in December 2007.  At second quarter-end 2011 and 2010, the interest rate on our financial assets was 0.31 percent and 0.38 percent and the interest rate on our nonrecourse financial liabilities was 0.81 percent and 0.92 percent.  These interest rates are variable and are based on different indices and, therefore, may not always reflect the same spread.  The change in net interest income (expense) in first six months 2011 compared with first six months 2010 is due to the lower interest rate spread and amortization of costs related to two separate agreements (Stand-by Agreements) executed in first quarter 2010, one with JP Morgan Chase Bank, National Association and one with Crédit Agricole Corporate and Investment Bank (Crédit Agricole).  The Stand-by Agreements commit each of these banks to issue up to $1.4 billion in irrevocable letters of credit in substitution for letters of credit issued by a bank(s) whose credit ratings get reduced below the required minimums.

On May 20, 2011, the credit ratings of Crédit Agricole were downgraded below the required minimum to issue letters of credit to secure the notes related to the sale of our timberland.  As a result, we terminated the Stand-by Agreement with Crédit Agricole and were refunded a pro-rata portion of the unamortized upfront commitment fee and quarterly fee on the unused commitment.

The reduction in interest expense on debt in first six months 2011 compared with first six months 2010 was primarily due to the purchase and retirement of $16 million of 7.875% Senior Notes due 2012 in fourth quarter 2010 and $50 million of these notes in first quarter 2011.  On May 27, 2011, Moody’s Investor Services, Inc. (Moody’s) upgraded our long-term debt rating to Baa3, which resulted in a decrease of 25 basis points in the interest rates on our Senior Notes due 2016 and Senior Notes due 2018 and ten basis points in fees on our committed credit agreements.

Income Taxes

Our effective tax rate was 37 percent in second quarter 2011 and 39 percent in first six months 2011, compared with 38 percent in second quarter 2010 and 37 percent in first six months 2010 after excluding the impact of a one-time income tax charge of $3 million related to Patient Protection and Affordable Care Act on the Medicare Part D retiree drug subsidy program.  Differences between the effective tax rate and the statutory rate are due to state income taxes, nondeductible items, the domestic production activities deduction, and deferred taxes on unremitted foreign income.

Average Shares Outstanding

The increase in average shares outstanding in second quarter 2011 and first six months 2011 was due to shares issued to employees exercising options.  The increase in average diluted shares outstanding in second quarter 2011 and first six months 2011 was due to the increase in the dilutive effect of stock options as a result of our higher share price.

Capital Resources and Liquidity for First Six Months 2011

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
	First Six Months
	2011	2010
	(In millions)
Cash received from:
Operations	211	127	(a)
Working capital	(55)	(33	)(b)
Cash received from operations	156	94
Sale of non-strategic assets and other	––	2
Exercise of stock options and related tax benefits	9	4
Borrowings, net	11	35
Total sources	176	135

Cash used to:
Return to shareholders through dividends	(28)	(23)
Reinvest in the business through:
Capital expenditures	(129)	(85)
Other	(5)	(16)
Total uses	(162)	(124)
Effect of exchange rate changes on cash and cash equivalents	1	1
Change in cash and cash equivalents	$15	$12
_____________
(a)	Includes $15 million of voluntary, discretionary contributions to our qualified defined benefit plan.
(b)	Includes $14 million of alternative fuel mixture tax credits that were accrued at year-end 2009.

Our cash from operations in first six months 2011 increased compared with first six months 2010, primarily due to higher earnings and non-cash share-based and long-term incentive compensation and lower cash contributions to our defined benefit plan.  These increases were offset by slightly higher working capital needs after adjusting for the $14 million of alternative fuel mixture credits received in first quarter 2010 that were accrued at year-end 2009.

We issued 698,187 and 390,808 shares of common stock in first six months 2011 and 2010 to employees exercising options and for vesting of share-settled units.  We paid cash dividends to shareholders of $0.26 per share in first six months 2011 and $0.22 per share in first six months 2010.  On August 5, 2011, our Board of Directors declared a regular dividend of $0.13 per share payable on September 15, 2011.

Our increase in capital expenditures in first six months 2011 compared with first six months 2010, was primarily related to Box Plant Transformation II.  Capital expenditures are expected to approximate $225 million to $235 million in 2011, a significant portion of which is related to Box Plant Transformation II.

Liquidity

Credit Agreements

Our sources of short-term funding are our operating cash flows and borrowings under our committed credit agreements and accounts receivable securitization facility.  At second quarter-end 2011, we had a total of $712 million in unused borrowing capacity under our committed credit agreements and accounts receivable securitization facility.
	Committed Credit Agreements	Accounts Receivable Securitization Facility	Total
	(In millions)
Committed	$710	$250	$960
Less: Borrowings and commitments	(30)	(218)	(248)
Unused borrowing capacity at second quarter-end 2011	$680	$32	$712

Our committed credit agreements total $710 million and include a $600 million revolving credit facility that matures in June 2014 and $110 million of other committed credit agreements that mature from 2011 to 2014.  At second quarter-end 2011, we had $5 million of letter of credit usage under our revolving credit facility and $25 million of borrowings outstanding under our other committed credit agreements.

Our accounts receivable securitization facility expires in 2013.  At second quarter-end 2011, our borrowing base for this facility, which is determined by the level of our trade receivables, was $250 million, the maximum committed amount of the facility.

Our unused borrowing capacity in second quarter 2011 ranged from a high of $712 million to a low of $660 million.  The fluctuating unused capacity results primarily from activity on our accounts receivable securitization facility.  This facility is used primarily to fund our operating cash needs, which fluctuates due to timing of collection of receivables, payment of payables and expenses, capital expenditures, and dividends, and to a lesser extent, to seasonal fluctuations in our operations.  In addition, on May 27, 2011, Moody’s upgraded our long-term debt rating to Baa3, which allowed us in June 2011 to terminate $11 million of letters of credit issued under our revolving credit facility.  We currently anticipate funding the maturity of $25 million of borrowings outstanding under our other committed credit agreements due August 2011 and $130 million of 7.875% Senior Notes due May 2012 with borrowings under our existing credit agreements.

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

We believe that our unused borrowing capacity along with our existing cash and cash equivalents and expected cash flows from operations will provide us sufficient funds to meet our operating needs for the foreseeable future.  In light of the current conditions in financial markets, we closely monitor the banks in our credit facilities.  To date, we have experienced no difficulty in borrowing under the facilities and have not received any indications that any of the participating banks would not be able to honor their commitments under these facilities.

Off-Balance Sheet Arrangements

At second quarter-end 2011, there were no significant changes in off-balance sheet arrangements from that disclosed in our Annual Report on Form 10-K for the year 2010.

Pension and Postretirement Matters

Due to credit balances we have accumulated from our voluntary, discretionary contributions in prior years, we anticipate having no funding requirement under ERISA in 2011.

Energy

Energy costs were $151 million in first six months 2011 compared with $152 million in first six months 2010.  Our energy costs fluctuate based on the market prices we pay for these commodities and on the amount and mix of fuels we may use.  We continue to reduce our dependency on natural gas.  We hedge very little of our energy needs.  It is likely that these costs will continue to fluctuate for the remainder of 2011.

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

Calculation of Non-GAAP Financial Measure

	Consolidated	Corrugated Packaging	Building Products
	(Dollars in millions)
First Six Months 2011
Return:
Segment operating income determined in accordance with GAAP	$180	$194	$(14)
Items not included in segments:
General and administrative expense	(34)	N/A	N/A
Share-based and long-term incentive compensation	(39)	N/A	N/A
	$107	$194	$(14)

Investment:
Beginning of year total assets or segment assets determined in accordance with GAAP	$5,909	$2,475	$532
Adjustments:
Current liabilities (excluding current portion of long-term debt)	(508)	(330)	(53)
Financial assets of special purpose entities	(2,475)	N/A	N/A
Municipal bonds related to capital leases included in other assets	(188)	N/A	N/A
	$2,738	$2,145	$479

ROI, annualized	7.8%	18.1%	(5.8)%

First Six Months 2010
Return:
Segment operating income determined in accordance with GAAP	$115	$109	$6
Items not included in segments:
General and administrative expense	(37)	N/A	N/A
Share-based and long-term incentive compensation	(14)	N/A	N/A
	$64	$109	$6

Investment:
Beginning of year total assets or segment assets determined in accordance with GAAP	$5,709	$2,295	$545
Adjustments:
Current liabilities (excluding current portion of long-term debt)	(471)	(276)	(44)
Financial assets of special purpose entities	(2,475)	N/A	N/A
Municipal bonds related to capital leases included in other assets	(188)	N/A	N/A
	$2,575	$2,019	$501

ROI, annualized	5.0%	10.8%	2.4%

ROI annualized is not necessarily indicative of the ROI that may be expected for the entire year.

STATISTICAL AND OTHER DATA

Revenues and unit sales, excluding joint venture operations, follows:

	Second Quarter		First Six Months
	2011	2010	2011	2010
	(Dollars in millions)
Revenues
Corrugated Packaging
Corrugated packaging	$788	$738	$1,560	$1,449
Paperboard (a)	57	48	106	89
	$845	$786	$1,666	$1,538

Building Products
Lumber	$55	$71	$114	$121
Gypsum wallboard	37	40	75	73
Particleboard	41	38	82	74
Medium density fiberboard	18	21	38	39
Fiberboard	7	9	13	16
Other	13	11	23	20
	$171	$190	$345	$343

Unit sales
Corrugated Packaging
Corrugated packaging, thousands of tons	847	838	1,687	1,684
Paperboard, thousands of tons (a)	109	95	203	186
	956	933	1,890	1,870

Building Products
Lumber, million board feet	209	205	416	363
Gypsum wallboard, million square feet	299	326	627	632
Particleboard, million square feet	117	110	236	217
Medium density fiberboard, million square feet	31	36	66	71
Fiberboard, million square feet	36	45	67	79
_______
(a)  Paperboard includes linerboard, corrugating medium, white-top linerboard, and light-weight gypsum facing paper.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

In first six months 2011, there were no significant changes in interest rate risk from that disclosed in our Annual Report on Form 10-K for the year 2010.

Foreign Currency Risk

In first six months 2011, there were no significant changes in foreign currency risk from that disclosed in our Annual Report on Form 10-K for the year 2010.

Commodity Price Risk

In first six months 2011, there were no significant changes in commodity price risk from that disclosed in our Annual Report on Form 10-K for the year 2010.

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

In the Second Amended Joint Plan of Liquidation for Guaranty Financial Group, all rights of action that may exist against us, other than certain claims retained by the FDIC, were assigned to the liquidating trustee.  The liquidating trustee is currently investigating whether it may have any such claims against us, our current and former officers and directors, or professional firms that advised us in connection with the spin-off.

While we are not aware of any claims being filed against us in connection with Guaranty Bank’s failure, the liquidating trustee may file a claim against us, our current and former officers and directors, or professional firms that advised us in connection with the spin-off at the conclusion of its investigation.  As a result of the process we followed in connection with the spin-off, we do not believe that we would have any liability related to the spin-off of Guaranty Financial Group.

Two putative class action lawsuits (the “Shareholder Actions”) have been filed by stockholders against us and the members of our board of directors in the Delaware Court of Chancery, styled Raul vs. Doyle R. Simons, et al., Case No. 6690 (filed July 22, 2011) (the “Raul Action”); and Kahn v. Temple-Inland, Inc., et al., Case No. 6702 (filed July 25, 2011) (the “Kahn Action”).  The Shareholder Actions allege, among other things, that the members of our board of directors have breached their fiduciary duties by refusing to negotiate with IP regarding its proposed acquisition, failing to solicit alternative offers, and adopting the Rights Plan.  The Raul Action also purports to assert claims derivatively on behalf of the company.  The complaints variously seek an order declaring that our board of directors breached its fiduciary duties; enjoining the company from initiating further defensive measures; and awarding costs and attorneys’ fees, and in the Kahn action, compensatory damages.  We and our directors believe that the claims made by the stockholder plaintiffs are without merit and intend to defend them vigorously.

Item 1A.	Risk Factors

There are no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year 2010, except as set forth below:

We are subject to risks relating to an unsolicited tender offer.

In June 2011, International Paper Company (IP) made public an unsolicited proposal to acquire Temple-Inland and in July 2011 commenced a tender offer to acquire all our outstanding shares.  After careful consideration with our independent financial and legal advisors, our Board of Directors unanimously voted to reject IP’s tender offer.  Our Board of Directors unanimously believes that IP’s offer grossly undervalues Temple-Inland and is not in the best interests of our stockholders. While this tender offer is ongoing, we face certain risks to our business and prospects, including incurring significant legal and related costs, diversion of management’s attention from day-to-day operations, a loss of key personnel, disruption of our operations, and the effect of any related litigation that has been or may be filed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (a)
Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
Month 1 (4/1/2011 – 4/30/2011)	426	(b)	$23.33	––	6,650,000
Month 2 (5/1/2011 – 5/31/2011)	––		––	––	6,650,000
Month 3 (6/1/2011 – 6/30/2011)	8,823	(b)	29.60	––	6,650,000
Total	9,249		$29.32	––
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
The following materials from Temple-Inland's Quarterly Report on Form 10-Q for the quarter ended July 3, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEMPLE-INLAND INC. (Registrant)
Dated: August 8, 2011	By:	/s/ Randall D. Levy
Name: Randall D. Levy
Title: Chief Financial Officer

	By:	/s/ Troy L. Hester
Name: Troy L. Hester
Title: Corporate Controller and Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Description	Page No.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	34
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	36
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	38
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	39
101.1
  The following materials from Temple-Inland's Quarterly Report on Form 10-Q for the quarter ended July 3, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.