Form 10-Q
period 2011-10-01
TEMPLE INLAND INC
filed 2011-11-07
CIK 731939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_____________________________________

FORM 10-Q
(Mark One)
☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended October 1, 2011______________
OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From ____________ to ____________

Commission File Number:  001-08634

Temple-Inland Inc.
(Exact name of registrant as specified in its charter)

Delaware	75-1903917
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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
Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes ☑  No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Number of common shares outstanding as of October 1, 2011
Common Stock (par value $1.00 per share)	109,635,169

Page 1 of 54	The Exhibit Index is page 36.

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

 TEMPLE-INLAND INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	(Unaudited)Third Quarter-End 2011	Year-End 2010
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$47	$28
Trade receivables, net of allowance for doubtful accounts of $16 in 2011 and 2010	492	471
Inventories:
Work in process and finished goods	110	90
Raw materials	224	253
Supplies and other	149	142
Total inventories	483	485
Deferred tax asset	115	108
Income taxes receivable	14	—
Prepaid expenses and other	44	44
Total current assets	1,195	1,136
Property and Equipment
Land and buildings	723	684
Machinery and equipment	3,694	3,640
Construction in progress	66	74
Less allowances for depreciation	(2,842)	(2,771)
Total property and equipment	1,641	1,627
Financial Assets of Special Purpose Entities	2,475	2,475
Goodwill	394	394
Other Assets	262	277
TOTAL ASSETS	$5,967	$5,909
LIABILITIES
Current Liabilities
Accounts payable	$221	$219
Accrued employee compensation and benefits	136	109
Accrued interest	12	17
Accrued property taxes	19	13
Other accrued expenses	139	134
Current portion of long-term debt	—	—
Current portion of pension and postretirement benefits	16	16
Total current liabilities	543	508
Long-Term Debt	657	718
Nonrecourse Financial Liabilities of Special Purpose Entities	2,140	2,140
Deferred Tax Liability	732	700
Liability for Pension Benefits	330	308
Liability for Postretirement Benefits	109	110
Other Long-Term Liabilities	399	404
TOTAL LIABILITIES	4,910	4,888
SHAREHOLDERS’ EQUITY
Temple-Inland Inc. Shareholders’ Equity
Preferred stock — par value $1 per share: authorized 25,000,000 shares; none issued	—	—
Common stock — par value $1 per share: authorized 200,000,000 shares; issued 123,605,344 shares in 2011 and 2010, including shares held in the treasury	124	124
Additional paid-in capital	394	426
Accumulated other comprehensive loss	(253)	(257)
Retained earnings	1,218	1,220
Cost of shares held in the treasury: 13,970,175 shares in 2011 and 15,654,157 shares in 2010	(518)	(584)
Total Temple-Inland Inc. shareholders’ equity	965	929
Noncontrolling Interest of Special Purpose Entities	92	92
TOTAL SHAREHOLDERS’ EQUITY	1,057	1,021
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,967	$5,909

Please read the notes to consolidated financial statements.

TEMPLE-INLAND INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Third Quarter		First Nine Months
	2011	2010	2011	2010
	(Dollars in millions, except per share)

NET REVENUES	$974	$966	$2,985	$2,847
COSTS AND EXPENSES
Cost of sales	(854)	(813)	(2,599)	(2,491)
Selling	(26)	(27)	(84)	(82)
General and administrative	(42)	(37)	(142)	(121)
Other operating income (expense)	(24)	(6)	(40)	(8)
	(946)	(883)	(2,865)	(2,702)
OPERATING INCOME	28	83	120	145
Other non-operating income (expense)	(1)	––	(5)	––
Interest income on financial assets of special purpose entities	2	2	2	4
Interest expense on nonrecourse financial liabilities of special purpose entities	(4)	(5)	(13)	(14)
Interest expense on debt	(11)	(13)	(34)	(39)
INCOME BEFORE TAXES	14	67	70	96
Income tax benefit (expense)	(7)	59	(29)	45
NET INCOME	7	126	41	141
Net (income) loss attributable to noncontrolling interest of special purpose entities	(1)	(1)	––	––
NET INCOME ATTRIBUTABLE TO TEMPLE-INLAND INC	$6	$125	$41	$141

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	109.3	107.9	108.7	107.8
Diluted	111.7	109.4	110.9	109.5

EARNINGS PER SHARE
Basic	$0.05	$1.15	$0.38	$1.30
Diluted	$0.05	$1.13	$0.37	$1.28
DIVIDENDS PER SHARE	$0.13	$0.11	$0.39	$0.33

Please read the notes to consolidated financial statements.

TEMPLE-INLAND INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	First Nine Months
	2011	2010
	(In millions)
CASH PROVIDED BY (USED FOR) OPERATIONS
Net income	$41	$141
Adjustments:
Depreciation and amortization	146	145
Asset impairment charges	6	9
Loss related to purchase and retirement of long-term debt	4	––
Non-cash share-based and long-term incentive compensation	51	20
Cash payment for share-based awards settled	(17)	(17)
Non-cash pension and postretirement expense	52	53
Cash contribution to pension and postretirement plans	(9)	(42)
Deferred income taxes	16	(37)
Other	9	(31)
Changes in:
Receivables	(23)	(56)
Inventories	1	(34)
Accounts payable and accrued expenses	15	42
Prepaid expenses and other	(16)	10
	276	203
CASH PROVIDED BY (USED FOR) INVESTING
Capital expenditures	(170)	(144)
Sale of non-strategic assets and operations	8	2
Other	(18)	––
	(180)	(142)
CASH PROVIDED BY (USED FOR) FINANCING
Payments of debt	(54)	––
Borrowings under accounts receivable securitization facility, net	8	(5)
Borrowings under revolving credit facility, net	(19)	4
Fees related to revolving credit facility	––	(6)
Fees related to special purpose entities	7	(4)
Changes in book overdrafts	––	(5)
Cash dividends paid to shareholders	(43)	(35)
Exercise of stock options	21	4
Tax benefit on share-based compensation	6	1
	(74)	(46)
Effect of exchange rate changes on cash and cash equivalents	(3)	1
Net increase in cash and cash equivalents	19	16
Cash and cash equivalents at beginning of period	28	36
Cash and cash equivalents at end of period	$47	$52

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

Note 3 – Merger Agreement

On September 6, 2011, we entered into an Agreement and Plan of Merger (Merger Agreement) with International Paper Company (IP), under which IP will acquire all of our outstanding common stock for $32.00 per share in cash.  The Merger Agreement was unanimously approved by both our and IP’s Board of Directors.

In connection with entering into the Merger Agreement, IP terminated its existing tender offer to acquire all our outstanding common stock for $30.60 per share, and we amended our Rights Plan dated June 7, 2011, rendering the Rights Plan inapplicable to the Merger Agreement and the transactions contemplated thereby.

Closing of the merger is subject to customary closing conditions, including receipt of regulatory approvals and approval by our stockholders.  IP has stated that the merger is currently expected to close late in the fourth quarter of 2011 or early in the first quarter of 2012, although closing may take place either earlier or later than such time period.

In connection with these matters, in first nine months 2011, we expensed $10 million of professional fees and other costs, and we committed to minimum financial advisor fees of $20 million, which we anticipate expensing upon completion of the merger.  Also in connection with the closing of the merger, we expect to incur significant additional costs, principally related to share-based compensation and change in control agreements.

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4 – Employee Benefit Plans

Defined benefit and postretirement benefit expense consists of:

	Defined Benefits						Postretirement Benefits
	Qualified		Supplemental		Total
	2011	2010	2011	2010	2011	2010	2011	2010
Third Quarter:	(In millions)
Service costs – benefits earned during the period	$6	$6	$––	$––	$6	$6	$––	$––
Interest cost on projected benefit obligation	20	20	––	––	20	20	1	2
Expected return on plan assets	(19)	(19)	––	––	(19)	(19)	––	––
Amortization of prior service costs	1	1	1	1	2	2	––	––
Amortization of actuarial net loss	5	5	1	––	6	5	––	––
Benefit expense	$13	$13	$2	$1	$15	$14	$1	$2

First Nine Months:
Service costs – benefits earned during the period	$19	$18	$1	$1	$20	$19	$1	$1
Interest cost on projected benefit obligation	60	60	1	1	61	61	4	5
Expected return on plan assets	(56)	(56)	––	––	(56)	(56)	––	––
Amortization of prior service costs	2	2	2	2	4	4	(1)	(1)
Amortization of actuarial net loss	15	15	1	1	16	16	––	––
Benefit expense	$40	$39	$5	$5	$45	$44	$4	$5

In addition, we recognized expense of $3 million in first nine months 2011 and $4 million in first nine months 2010 related to payments to retiring employees of lump-sum benefits from our supplemental defined benefit plan.  We made $30 million in voluntary, discretionary contributions to our qualified defined benefit plan in first nine months 2010.

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

Share-based and long-term incentive compensation expense consists of:

	Third Quarter		First Nine Months
	2011	2010	2011	2010
	(In millions)
Cash-settled restricted or performance stock units	$9	$3	$40	$10
Stock-settled restricted stock units	1	––	3	1
Stock options	1	1	5	5
Total share-based compensation expense	11	4	48	16
Fixed value cash awards	1	2	3	4
Total share-based and long-term incentive compensation expense	$12	$6	$51	$20

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Share-based and long-term incentive compensation expense is included in:

	Third Quarter		First Nine Months
	2011	2010	2011	2010
	(In millions)
Cost of sales	$2	$––	$5	$2
Selling expense	––	––	1	1
General and administrative expense	10	6	45	17
Total share-based and long-term incentive compensation expense	$12	$6	$51	$20

The fair value of awards granted to retirement-eligible employees and expensed at the date of grant was $4 million in first nine months 2011 and $3 million in first nine months 2010.

Unrecognized share-based and long-term incentive compensation for all awards not vested was $37 million at third quarter-end 2011.  We expect to recognize this cost over a weighted average period of two years or upon completion of the merger.

The fair value of all share-based and long-term incentive awards vested and to be settled in cash, including accrued dividends of $2 million, was $90 million at third quarter-end 2011, of which $52 million is included in other current liabilities and $38 million in long-term liabilities, and $64 million at year-end 2010, of which $14 million is included in other current liabilities and $50 million in long-term liabilities.

Cash-settled restricted or performance stock units

Cash-settled restricted or performance stock units generally have a three-year term and vest after three years from the date of grant or the attainment of stated ROI-based performance goals, generally measured over a three-year period, or if there is a change of control, such as the merger.  Changes in our estimate of the attainment of stated performance goals could have a significant impact on our share-based compensation expense in any one accounting period.

A summary of activity for first nine months 2011 follows:
	Cash-Settled Units	Weighted Average Grant Date Fair Value Per Share	Aggregate Current Value
	(In thousands)		(In millions)
Not vested beginning of year	2,627	$12
Granted	447	24
Vested and settled	(651)	19
Forfeited	(6)	17
Not vested at third quarter-end 2011	2,417	12	$76

Not vested units at third quarter-end 2011 subject to:
Time vesting requirements	439		$14
Performance requirements	1,978		62
	2,417		$76

Unrecognized share-based compensation expense related to non-vested cash-settled restricted or performance stock units was $18 million at third quarter-end 2011 share price of $31 per share.  We expect to recognize this cost over a weighted average period of two years or upon completion of the merger.  The fair value of awards settled in cash was $17 million in first nine months 2011 and $17 million in first nine months 2010.  The fair value of units vested and to be settled in cash, including accrued dividends of $2 million in 2011 and $1 million in 2010, was $57 million at third quarter-end 2011, of which $41 million is included in other current liabilities and $16 million in long-term liabilities; and $40 million at year-end 2010, of which $14 million was included in other current liabilities and $26 million in long-term liabilities.  In addition, approximately one-half of our annual director compensation is paid in the form of cash-settled restricted stock units that are deferred until retirement.  The fair value of these units

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

vested and to be settled in cash included in long-term liabilities was $20 million at third quarter-end 2011 and $14 million at year-end 2010.

Stock-settled restricted stock units

Stock-settled restricted stock units vest after three years from the date of grant upon attainment of stated ROI-based performance goals or if there is a change of control, such as the merger.  There is no accelerated vesting upon retirement for these awards.

A summary of activity for first nine months 2011 follows:
	Stock-Settled Units	Weighted Average Grant Date Fair Value Per Share		Aggregate Current Value
	(In thousands)			(In millions)
Not vested beginning of year	369	$20	$
Granted	241	24
Vested and settled	––	––
Forfeited	––	––
Not vested at third quarter-end 2011	610	$21		$19

Unrecognized share-based compensation expense related to non-vested stock-settled restricted stock units was $8 million at third quarter-end 2011.  We expect to recognize this cost over a weighted average period of two years or upon completion of the merger.

Stock options

Stock options have a ten-year term, generally become exercisable ratably over four years and provide for accelerated vesting upon retirement, death, disability, or if there is a change in control, such as the merger.  Options are granted with an option price equal to the market value of common stock on the date of grant.

A summary of activity for first nine months 2011 follows:
	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (Current value less exercise price)
	(In thousands)		(In years)	(In millions)
Outstanding beginning of year	7,416	$15
Granted	431	24
Exercised	(1,840)	16
Forfeited	(37)	16
Outstanding at third quarter-end 2011	5,970	16	6	$92

Exercisable at third quarter-end 2011	4,024	17	5	$60

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

We estimated the fair value of our options using the Black-Scholes-Merton option-pricing model and the following assumptions:
	First Nine Months
	2011	2010
Expected dividend yield	2.2%	3.2%
Expected stock price volatility	65.0%	66.6%
Risk-free interest rate	3.3%	3.2%
Expected life of options (in years)	8	8

Weighted average estimated fair value of options at grant date	$13.40	$10.23

Unrecognized share-based compensation expense related to non-vested stock options awards was $6 million at third quarter-end 2011.  We expect to recognize this cost over a weighted average period of three years or upon completion of the merger.

Fixed Value Cash Awards

Long-term incentive compensation expense is related to $18 million of fixed value cash awards that were granted to employees in February and August 2009.  These awards are not tied to our stock price.  The fixed value cash awards generally vest over periods from three to six years and provide for accelerated or continued vesting upon retirement, death, disability, or if there is a change of control, such as the merger.

Unrecognized long-term incentive compensation expense related to fixed value cash awards was $5 million at third quarter-end 2011.  We expect to recognize this cost over a weighted average period of three years or upon completion of the merger.  Accrued long-term incentive compensation at third quarter-end 2011 was $13 million, of which $11 million is included in other current liabilities and $2 million in long-term liabilities.  At year-end 2010, accrued long-term incentive compensation included in long-term liabilities was $10 million.

Note 6 – Other Operating Income (Expense)

	Third Quarter		First Nine Months
	2011	2010	2011	2010
	(In millions)
Equity in earnings of joint ventures	$––	$1	$––	$3
Gain (loss) on sale or retirement of operating property and equipment	(1)	(2)	(2)	(4)
Costs and asset impairments, primarily related to box plant transformation	(10)	(5)	(26)	(17)
Bogalusa Incident (See Note 14)	(5)	––	(5)	––
Litigation (See Note 14)	––	––	3	––
Merger Agreement (See Note 3)	(8)	––	(10)	––
Alternative fuel mixture tax credits, net of costs	––	––	––	10
Other operating income (expense)	$(24)	$(6)	$(40)	$(8)

In connection with the second phase of our box plant transformation initiative, in first nine months 2011, we closed our box plants in Tampa, Florida, and Carol Stream and Northlake, Illinois, and began production at our new box plant in Aurora, Illinois.  Costs related to box plant transformation in first nine months 2011, included a multi-employer pension plan withdrawal liability of $4 million associated with our 2010 closure of our Phoenix, Arizona box plant, asset impairment charges of $6 million, severance costs of $2 million, and other transformation related costs of $16 million, primarily related to duplicate and incremental costs associated with production affected by box plant transformation.  We also recognized a $2 million gain from the sale of closed facilities.  In first nine months 2010, costs related to box plant transformation included asset impairment charges of $9 million, severance and other employee costs of $2 million, and other closure costs of $6 million.

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Activity within our accruals for box plant transformation activities follows:

First Nine Months 2011
(In millions)
Beginning of year	$––
Additions	2
Cash payments	(2)
End of period	$––

In first quarter 2010, the Internal Revenue Service clarified an uncertainty regarding whether a portion of the alternative fuel we claimed in 2009 would qualify for the alternative fuel mixture tax credit.  As a result, in first nine months 2010 we reversed a related reserve of $10 million.

Note 7 – Non-operating Income (Expense)

Other non-operating income (expense) in first nine months 2011 consisted of a $4 million loss resulting from the purchase and retirement of $50 million of our 7.875% Senior Notes due 2012, and an expense of $1 million associated with the voluntary substitution of Rabobank replacing Royal Bank of Scotland PLC as a letter of credit issuer to secure the notes related to the 2007 sale of our timberland.  Please read Note 10 for additional information.

Note 8 – Earnings per Share

We computed earnings per share by dividing net income by weighted average shares outstanding using the following:
	Third Quarter		First Nine Months
	2011	2010	2011	2010
	(In millions)
Earnings for basic and diluted earnings per share:
Net income	$7	$126	$41	$141
Less: Distributed and undistributed amounts allocated to participating securities	––	(1)	––	(1)
Distributed and undistributed income available to Temple-Inland common shareholders	7	125	41	140
Less: Net (income) loss attributable to noncontrolling interest of special purpose entities	(1)	(1–)	––	––
Net income available to common shareholders	$6	$124	$41	$140
Weighted average shares outstanding:
Weighted average shares outstanding - basic	109.3	107.9	108.7	107.8
Dilutive effect of stock options and unvested stock-settled restricted stock units	2.4	1.5	2.2	1.7
Weighted average shares outstanding - diluted	111.7	109.4	110.9	109.5

Participating securities include unvested cash-settled restricted stock units issued to employees that contain non-forfeitable rights to dividends.  These units vested in first quarter 2011.  There are no participating securities outstanding at third quarter-end 2011.

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

	Third Quarter-End
	2011	2010
	(Shares in thousands)
Options held	174	451
Options exercisable	174	436
Weighted average exercise price	$20	$19
Weighted average remaining contractual term (in years)	4	5

Stock options outstanding that were not included in the computation of diluted common shares outstanding because their exercise price exceeded the average market price of our common stock were as follows:

	Third Quarter		First Nine Months
	2011	2010	2011	2010
	(Shares in thousands)

Options outstanding held by employees	––	3,628	––	1,352
Options outstanding held by employees of spun-off entities	––	279	––	279

Note 9 – Long-Term Debt

At third quarter-end 2011, our long-term debt was $657 million, which included $130 million of 7.875% Senior Notes that are due May 2012.  We have classified these borrowings as long-term debt because of our intent and ability to refinance them on a long-term basis under our existing facilities.

In September 2011, we entered into amendments of our committed credit agreements so that entering into  the Merger Agreement did not result in a default.

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

On August 11, 2011, the buyer of the timberland and we agreed to have Rabobank Nederland (Rabobank), one of the existing letter of credit banks, issue letters of credit in a voluntary substitution for Royal Bank of Scotland PLC (RBS) as a letter of credit issuer in the transaction.  Accordingly, the letters of credit issuers are now Rabobank, which has issued letters of credit totaling about $1.4 billion, and Barclays Bank plc and Société Generalé, each of which has issued letters of credit totaling about $500 million.

In connection with this voluntary substitution of Rabobank replacing RBS, we paid fees of $1 million to RBS and received an upfront fee of $7 million from Rabobank.  If Rabobank’s long-term unsecured senior debt were no longer rated A+ by Standard & Poor’s and A1 by Moody’s, we have agreed to refund to Rabobank on the date of the

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

downgrade the unamortized upfront fees less about $2 million.  We will amortize the upfront fee that we received, net of legal expenses incurred on this voluntary substitution, over the term of the letter of credit agreement.  The amortization credit will be included in “Interest income on financial assets of special purpose entities.”

Note 11 – Shareholders’ Equity

A summary of changes in total shareholders’ equity follows:

	First Nine Months
	2011			2010
	Temple-Inland Inc. Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity	Temple-Inland Inc. Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity
	(In millions, except per share amounts)
Beginning of year	$929	$92	$1,021	$794	$92	$886
Comprehensive income, net of tax:
Net income	41	––	41	141	––	141
Defined benefit plans	13	––	13	15	––	15
Foreign currency translation adjustment	(9)	––	(9)	4	––	4
Total Comprehensive Income			45			160
Dividends paid on common stock – ($0.39 per share in 2011 and $0.33 per share in 2010)	(43)	––	(43)	(35)	––	(35)
Share-based compensation, net of distributions	34	––	34	11	––	11
Balance at third quarter-end	$965	$92	$1,057	$930	$92	$1,022

Comprehensive income (loss) was $(3) million for third quarter 2011 and $132 million for third quarter 2010.  We issued 1,683,982 and 436,092 shares of common stock in first nine months 2011 and 2010 to employees exercising options and for vesting of share-settled units.

On June 7, 2011, our Board of Directors adopted the Rights Plan and declared a dividend of one Right for each outstanding share of Temple-Inland common stock.  On September 6, 2011, our Board of Directors amended our Rights Plan, rendering it inapplicable to the Merger Agreement and the transactions contemplated thereby.  Read Note 3 for additional information.

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

	Corrugated Packaging	Building Products	Items Not Included in Segments and Eliminations		Total
	(In millions)
Third Quarter 2011:
Revenues from external customers	$808	$166	$––		$974
Depreciation and amortization	39	9	1		49
Equity income from joint ventures	––	––	––		––
Income (loss) before taxes	84	(5)	(65	)(a)	14
Capital expenditures	37	3	1		41

First Nine Months 2011 or at Third Quarter-End 2011:
Revenues from external customers	$2,474	$511	$––		$2,985
Depreciation and amortization	113	29	4		146
Equity income from joint ventures	––	––	––		––
Income (loss) before taxes	278	(19)	(189	)(a)	70
Total assets	2,499	530	2,938		5,967
Investment in equity method investees and joint ventures	2	23	––		25
Goodwill	265	129	––		394
Capital expenditures	156	11	3		170

Third Quarter 2010:
Revenues from external customers	$809	$157	$––		$966
Depreciation and amortization	37	10	2		49
Equity income from joint ventures	––	1	––		1
Income (loss) before taxes	121	(10)	(44	)(a)	67
Capital expenditures	48	10	1		59

First Nine Months 2010 or at Third Quarter-End 2010:
Revenues from external customers	$2,347	$500	$––		$2,847
Depreciation and amortization	107	31	7		145
Equity income from joint ventures	––	3	––		3
Income (loss) before taxes	230	(4)	(130	)(a)	96
Total assets	2,378	551	2,950		5,879
Investment in equity method investees and joint ventures	2	25	––		27
Goodwill	265	129	––		394
Capital expenditures	121	18	5		144

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(a) Items not included in segments consist of:
	Third Quarter		First Nine Months
	2011	2010	2011	2010
	(In millions)
General and administrative expense	$(16)	$(17)	$(50)	$(54)
Share-based and long-term incentive compensation	(12)	(6)	(51)	(20)
Other operating income (expense)	(23)	(5)	(38)	(7)
Other non-operating income (expense)	(1)	––	(5)	––
Net interest income (expense) on financial assets and nonrecourse financial liabilities of special purpose entities	(2)	(3)	(11)	(10)
Interest expense on debt	(11)	(13)	(34)	(39)
	$(65)	$(44)	$(189)	$(130)

Other operating income (expense) applies to:
Corrugated packaging	$(15)	$(4)	$(28)	$(6)
Building products	––	(1)	––	(1)
Unallocated	(8)	––	(10)	––
	$(23)	$(5)	$(38)	$(7)

Note 13 — Fair Values and Fair Value Measurements of Financial Instruments

Information about our fixed-rate, long-term debt that is not measured at fair value follows:

	At Third Quarter-End 2011		At Year-End 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value	Valuation Technique
(In millions)
Financial Liabilities
Fixed-rate, long-term debt	$490	$528	$540	$577	Level 2 – Market Approach

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

On September 9, 2010, we were one of eight containerboard producers named as defendants in a class action complaint that alleged a civil violation of Section 1 of the Sherman Act.  The suit is captioned Kleen Products LLC v. Packaging Corp. of America (N.D. Ill.).  The complaint alleges that the defendants, beginning in August 2005, conspired to limit the supply and thereby increase prices of containerboard products.  The alleged class is all persons who purchased containerboard products directly from any defendant for use or delivery in the United States during the period August 2005 to November 2010.  The complaint seeks to recover an unspecified amount of treble actual damages and attorney’s fees on behalf of the purported class.  Four similar complaints were filed and have been consolidated in the Northern District of Illinois.  We dispute the allegations made against us and intend to defend vigorously against this litigation.  However, because this action is in its preliminary stages, we are unable to predict an outcome or estimate a range of reasonably possible loss.  There were no significant changes to the status of this litigation in first nine months 2011.

Three putative class action lawsuits have been commenced by purported Temple-Inland stockholders against Temple-Inland and the members of the Temple-Inland Board.  Two of these lawsuits, captioned Raul v. Doyle R. Simons, et al., Case No. 6690 (filed July 22, 2011) (the “Raul Action”), and Kahn v. Temple-Inland, Inc., et al., Case

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

No. 6702 (filed July 25, 2011) (the “Kahn Action”), are pending in the Delaware Court of Chancery.  Pursuant to an order dated August 5, 2011, the Raul Action and the Kahn Action were consolidated, with the consolidated action captioned as In re Temple-Inland, Inc. Shareholders Litigation, Consolidated Case No. 6702-VCP.  The third putative class action lawsuit, captioned Washtenaw County Employees’ Retirement System v. Doyle R. Simons, et al., Case No. D-1-GN-11-2456 (filed August 16, 2011) (the “Washtenaw Action”), is pending in the District Court of Travis County, Texas.

These lawsuits allege, among other things, that the members of the Temple-Inland Board have breached their fiduciary duties by refusing to negotiate with IP regarding its proposed acquisition of Temple-Inland, failing to solicit alternative offers and adopting the Rights Plan.  The Raul Action and the Washtenaw Action also purport to assert claims derivatively on behalf of Temple-Inland.  The complaints variously seek an order declaring that the Temple-Inland Board breached its fiduciary duties; enjoining the company from initiating defensive measures; and awarding costs and attorneys’ fees and, in the Kahn Action, compensatory damages.  These lawsuits were commenced prior to the entering into of the Merger Agreement.

A fourth putative class action lawsuit, Buxton v. Temple-Inland Inc. (filed September 14, 2011), has been filed in the consolidated action cited above.  This lawsuit alleges, among other things, that the members of the Temple-Inland Board have breached their fiduciary duties by agreeing to a transaction with IP at an unfair and grossly inadequate price and that the proxy statement filed in connection with the transaction with IP is inadequate in certain respects.

We believe all the claims in these putative shareholder class actions are without merit, and we intend to defend them vigorously.  Please read Note 3 for additional information.

As we recently disclosed, the Company was named as a defendant in a lawsuit filed in the United States District Court for the Northern District of Texas captioned Tepper v. Temple-Inland Inc., Case 3:11-cv-02088-D (filed August 22, 2011).  This lawsuit alleges, among other things, that the Company and certain of its affiliates, officers, and directors caused the failure of Guaranty Financial Group and its wholly-owned subsidiary, Guaranty Bank, and asserts various claims related to the failure.  We previously disclosed that the liquidating trustee may file such a claim against us.  We believe the claims made in this lawsuit are without merit, and we intend to defend them vigorously.

On Saturday, August 13, 2011, we received predictive test results at our Bogalusa, Louisiana paper mill indicating that Biochemical Oxygen Demand (BOD) limits for permitted discharge from the wastewater treatment pond into the Pearl River would be exceeded after an upset condition in an evaporator at the mill and confirmed reports of a fish kill on the Pearl River (the “Bogalusa Incident”). We promptly initiated a full mill shut down, notified the Louisiana Department of Environmental Quality (LDEQ) of the situation and took corrective actions to restore the water quality of the river.  On September 2, 2011, we restarted our Bogalusa mill operations upon receiving approval from the LDEQ.  We incurred $5 million in costs related to these clean-up activities and it is likely that we will incur additional costs related to this incident. The LDEQ and the Mississippi DEQ have each given a notice of intent to levy penalties.  The U.S. Attorney’s Office in New Orleans has issued a grand jury subpoena and EPA and various state agencies have initiated investigations into the Bogalusa Incident.  At this early stage in these proceedings, we are not able to estimate any potential fines or penalties that may be levied against us in connection with the Bogalusa Incident.  We do not expect that any such fines or penalties will have a material adverse effect on our financial position, long-term results of operations, or cash flows, but they may be significant to our results or cash flows in any one accounting period.

We have been named as a defendant in the following civil lawsuits related to the Bogalusa Incident:

•	Evans v. TIN Inc. (22nd Judicial District Court of Louisiana, filed August 17, 2011)
•	State of Louisiana v. TIN Inc. (22nd Judicial District Court of Louisiana, filed August 17, 2011)
•	Martin v. TIN Inc. (22nd Judicial District Court of Louisiana, filed August 17, 2011)
•	Pearl River Basin Land & Dev. v. TIN Inc. (22nd Judicial District Court of Louisiana, filed August 18, 2011)

TEMPLE-INLAND INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

•	Williams v. TIN Inc. (22nd Judicial District Court of Louisiana, filed August 29, 2011)
•	Stogner v. TIN Inc. (22nd Judicial District Court of Louisiana, filed September 6, 2011)
•	Jones v. TIN Inc. (22nd Judicial District Court of Louisiana, filed September 23, 2011)
●	Prestenbach v. TIN Inc. (Circuit Court of Hancock Co., MS, filed October 11, 2011)

Other than the case brought by the State of Louisiana and the case brought in Mississippi, these civil cases have been removed and consolidated in an action pending in the U.S. District Court for the Eastern District of Louisiana along with a case originally filed in that court styled McGehee v. TIN Inc. (filed September 20, 2011).  Additional lawsuits may be filed in connection with the Bogalusa Incident following the date of this report.  At this early stage, we are not able to estimate any potential loss from these proceedings.  However, we believe most of the claims have no merit, and we do not expect that any losses in these cases will have a material adverse effect on our financial position, long-term results of operations, or cash flows.

In first nine months 2011, we reversed $3 million in litigation reserves related to alleged violations of the California on duty meal break laws.  This reversal was based on the settlement of existing cases, a review of our operational practices, and an examination of the statute of limitations.

 We do not believe that the outcome of any of these matters should have a significant adverse effect on our financial position, long-term results of operations, or cash flows.  It is possible however that charges related to these matters could be significant to our results or cash flows in any one accounting period.

Note 15 – Subsequent Event

On November 4, 2011, our Board of Directors declared a regular quarterly dividend of $0.13 per share payable on December 15, 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of the federal securities laws.  These forward-looking statements are identified by their use of terms and phrases such as “believe,” “anticipate,” “could,” “estimate,” “likely,” “intend,” “may,” “plan,” “expect,” and similar expressions, including references to assumptions.  These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties.  A variety of factors and uncertainties could cause our actual results to differ significantly from the results discussed in the forward-looking statements.  Factors and uncertainties that might cause such differences include, but are not limited to:
•	general economic, market, or business conditions

•	the opportunities (or lack thereof) that may be presented to us and that we may pursue

•	future events related to our Merger Agreement with International Paper Company (IP), under which IP will acquire all outstanding shares of our common stock

•	fluctuations in costs and expenses including the costs of raw materials, purchased energy, and freight

•	changes in interest rates

•	demand for new housing

•	accuracy of accounting assumptions related to impaired assets, pension and postretirement costs, contingency reserves, and income taxes

•	competitive actions by other companies

•	changes in laws or regulations

•	our ability to execute certain strategic and business improvement initiatives

•	changes in actual or forecasted cash flows

•	future sales volumes

•	significant increases in the costs of certain commodities

•	timely implementation of price increases

•	successful execution of cost saving strategies

•	changes in tax laws

•	integration risks associated with recent acquisitions

•	changes in weighted average shares for diluted EPS

•	increases in transportation costs

•	other factors, many of which are beyond our control

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

Accounting Policies

Critical Accounting Estimates

In first nine months 2011, there were no changes in our critical accounting estimates from those we disclosed in our Annual Report on Form 10-K for the year 2010.

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

The initial steps in effecting Box Plant Transformation II in 2010 were closing our Santa Fe Springs, California sheet plant and our Phoenix, Arizona; Evansville, Indiana; and Scranton, Pennsylvania box plants.  In first nine months 2011, we completed the closures of our Tampa, Florida and Carol Stream and Northlake, Illinois box plants, and began production at our new box plant in Aurora, Illinois.  In first nine months 2011, we recognized non-cash asset impairment charges of $6 million, severance and other employee costs of $2 million for about 268 employees,  net gains of $2 million associated with sale of closed facilities, a multi-employer pension plan withdrawal liability of $4 million associated with the 2010 closure of our Phoenix, Arizona box plant, and other transformation related costs of $16 million, primarily related to duplicate and incremental costs associated with production affected by box plant transformation.  As we continue to refine and implement Box Plant Transformation II, it is likely we will incur additional asset impairments, severance and other costs, which could be significant.

Merger Agreement

On September 6, 2011, we entered into an Agreement and Plan of Merger (Merger Agreement) with International Paper Company (IP), under which IP will acquire all of our outstanding common stock for $32.00 per share in cash.  The Merger Agreement was unanimously approved by both our and IP’s Board of Directors.

In connection with entering into the Merger Agreement, IP terminated its existing tender offer to acquire all our outstanding common stock for $30.60 per share, and we amended our Rights Plan dated June 7, 2011, rendering the Rights Plan inapplicable to the Merger Agreement and the transactions contemplated thereby.

Closing of the merger is subject to customary closing conditions, including receipt of regulatory approvals and approval by our stockholders.  IP has stated that the merger is currently expected to close late in fourth quarter 2011 or early in first quarter 2012, although closing may take place either earlier or later than such time period.

In connection with these matters, in first nine months 2011, we expensed $10 million of professional fees and other costs, and we committed to minimum financial advisor fees of $20 million, which we anticipate expensing upon completion of the merger.  Also in connection with the closing of the merger, we expect to incur significant additional costs, principally related to share-based compensation and change in control agreements.

Results of Operations for Third Quarter and First Nine Months 2011 and 2010

Summary

We manage our operations through two business segments: corrugated packaging and building products.  A summary of the results of operations by business segment follows:
	Third Quarter		First Nine Months
	2011	2010	2011	2010
	(In millions, except per share)
Revenues
Corrugated packaging	$808	$809	$2,474	$2,347
Building products	166	157	511	500
Total revenues	$974	$966	$2,985	$2,847
Segment operating income
Corrugated packaging	$84	$121	$278	$230
Building products	(5)	(10)	(19)	(4)
Total segment operating income	79	111	259	226
Items not included in segments
General and administrative expense	(16)	(17)	(50)	(54)
Share-based and long-term incentive compensation	(12)	(6)	(51)	(20)
Other operating income (expense)	(23)	(5)	(38)	(7)
Other non-operating income (expense)	(1)	––	(5)	––
Net interest income (expense) on financial assets and nonrecourse financial liabilities of special purpose entities	(2)	(3)	(11)	(10)
Interest expense on debt	(11)	(13)	(34)	(39)
Income before taxes	14	67	70	96
Income tax (expense) benefit	(7)	59	(29)	45
Net income	7	126	41	141
Net (income) loss attributable to noncontrolling interest of special purpose entities	(1)	(1)	––	––
Net income attributable to Temple-Inland Inc.	$6	$125	$41	$141

Average basic shares outstanding	109.3	107.9	108.7	107.8
Average diluted shares outstanding	111.7	109.4	110.9	109.5

Earnings per basic share	$0.05	$1.15	$0.38	$1.30
Earnings per diluted share	$0.05	$1.13	$0.37	$1.28

ROI, annualized			7.7%	7.9%

In first nine months 2011, significant items affecting net income included:

•
In corrugated packaging, slightly higher box prices and benefits from box plant transformation were partially offset by losses associated with the previously disclosed operational upset at the Bogalusa paper mill and higher input costs compared with first nine months 2010.  In building products, higher lumber and particleboard volumes were more than offset by lower lumber prices, lower gypsum volumes, and higher input costs compared with first nine months 2010.

•
Share-based and long-term incentive compensation increased $31 million compared with first nine months 2010, primarily due to the effect of the higher market price of our common stock on our cash-settled awards.

•
Other operating income (expense) include a $26 million charge primarily related to Box Plant Transformation II, $5 million in cleanup costs related to the Bogalusa Incident, a $3 million credit due to the reversal of a litigation reserve related to alleged violations of the California on duty meal break laws, and $10 million in costs related to IP’s original tender offer and the Merger Agreement.

•	We recognized a loss of $4 million related to the purchase and retirement of $50 million of our 7.875% Senior Notes due 2012.

In first nine months 2010, significant items affecting net income included:

•
We experienced slightly higher prices and slightly lower total shipments for our corrugated packaging products compared with first nine months 2009.  We also experienced higher prices for lumber and MDF, lower prices for gypsum wallboard and particleboard, and higher volumes for gypsum wallboard and lumber, and lower volumes for particleboard.

•
A significant increase in input costs, principally recycled fiber, wood fiber and freight, more than offset our continuing initiatives to lower costs, improve asset utilization, and increase operating efficiencies.

•
Share-based and long-term incentive compensation decreased $19 million compared with first nine months 2009 primarily due to the effect of the lower market price of our common stock on our cash-settled awards.

•
Other operating income (expense) included a $17 million charge primarily associated with asset impairments, severance and other costs related to Box Plant Transformation II and a $10 million benefit related to alternative fuel mixture tax credits.

•
We recognized a tax benefit of $83 million related to cellulosic biofuel producer credits and one-time income tax expense of $3 million related to the impact of the Patient Protection and Affordable Care Act on the Medicare Part D retiree drug subsidy program.

Our operations are affected to varying degrees by supply and demand factors and other economic conditions including changes in energy costs, interest rates, new housing starts, home repair and remodeling activities, and the strength of the U.S. dollar.  Given the commodity nature of our manufactured products, we have little control over market pricing or market demand.

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

A summary of our corrugated packaging results follows:

	Third Quarter		First Nine Months
	2011	2010	2011	2010
	(Dollars in millions)
Revenues	$808	$809	$2,474	$2,347
Costs and expenses	(724)	(688)	(2,196)	(2,117)
Segment operating income	$84	$121	$278	$230

Segment ROI			17.3%	15.2%

Our corrugated packaging results for third quarter and first nine months 2011 were negatively impacted by losses associated with an operational upset at our Bogalusa paper mill in August 2011.  An upset condition in an evaporator led to a full mill shut down and corrective actions to restore the water quality of the Pearl River. We estimate total mill downtime resulting from this incident to be about 54,000 tons.  In addition, we incurred $5 million in costs associated with the cleanup of the Pearl River, which are not included in segment results.

Fluctuations in corrugated packaging pricing (which includes freight and is net of discounts) and shipments are set forth below:
	Third Quarter 2011 versus Third Quarter 2010	First Nine Months 2011 versus First Nine Months 2010
	Increase/(Decrease)
Corrugated packaging
Average prices	––%	5%
Shipments, average week	1%	––%
Industry shipments, average week(a)	––%	––%

Paperboard
Average prices	––%	8%
Shipments, in thousand tons	(17)	––
_____________
(a) Source: Fibre Box Association

Compared with second quarter 2011, average corrugated packaging prices were down one percent, and average shipments were down three percent.  For the same period, average paperboard prices were down one percent, and shipments were down 6,000 tons.

Costs and expenses were up four percent in first nine months 2011 when compared with first nine months 2010, and down three percent in third quarter 2011 compared with second quarter 2011.  The increase in costs in first nine months 2011was primarily the result of higher prices for recycled fiber, freight, and chemicals.  In addition, first nine months 2011 costs included $3 million of additional pension expense resulting from lump-sum payments from our supplemental defined benefit plan for employees who retired in second quarter 2011.

Fluctuations in our significant cost and expense components included:

	Third Quarter 2011 versus Third Quarter 2010	First Nine Months 2011 versus First Nine Months 2010
	Increase/(Decrease) (In millions)
Wood fiber	$(5)	$(8)
Recycled fiber	28	48
Energy, principally natural gas	2	––
Freight	12	35
Chemicals	4	17
Depreciation	2	6

The costs of wood, pulp and recycled fiber; energy; freight; and chemicals fluctuate based on the market prices we pay for these commodities.  It is likely that these costs will continue to fluctuate for the remainder of 2011.

Information about our converting facilities and mills follows:

	Third Quarter		First Nine Months
	2011	2010	2011	2010
Number of converting facilities (at quarter-end)	57	60	57	60
Corrugated packaging shipments, in thousand tons	821	815	2,508	2,499
Paperboard production, in thousand tons	1,005	1,036	3,049	3,023
Percent containerboard production used internally	92%	90%	92%	92%
Percent total fiber requirements sourced from recycled fiber	45%	42%	43%	42%

We also incurred costs of $23 million in first nine months 2011, primarily related to box plant transformation, net of a $3 million credit related to release of a litigation reserve, which are not included in segment results.  Please read Box Plant Transformation II.

Building Products

We manufacture lumber, gypsum wallboard, particleboard, medium density fiberboard (MDF), and fiberboard. Our building products segment revenues are principally derived from sales of these products.  We also own a 50 percent interest in Del-Tin Fiber LLC, a joint venture that produces MDF at a facility in El Dorado, Arkansas.

A summary of our building products results follows:

	Third Quarter		First Nine Months
	2011	2010	2011	2010
	(Dollars in millions)
Revenues	$166	$157	$511	$500
Costs and expenses	(171)	(167)	(530)	(504)
Segment operating income (loss)	$(5)	$(10)	$(19)	$(4)

Segment ROI			(5.3)%	(1.1)%

Fluctuations in product pricing (which includes freight and is net of discounts) and shipments are set forth below:

	Third Quarter 2011 versus Third Quarter 2010	First Nine Months 2011 versus First Nine Months 2010
	Increase/(Decrease)
Lumber:
Average prices	1%	(12)%
Shipments	4%	11%
Gypsum wallboard:
Average prices	7%	3%
Shipments	(22)%	(8)%
Particleboard:
Average prices	5%	3%
Shipments	26%	14%
MDF:
Average prices	2%	5%
Shipments	––%	(5)%

Compared with second quarter 2011, average prices were down one percent for lumber, up three percent for gypsum, up two percent for particleboard, and down one percent for MDF.  Shipments were down two percent for lumber, down ten percent for gypsum, down four percent for particleboard, and down three percent for MDF.

Costs and expenses were up five percent in first nine months 2011 compared with first nine months 2010, and down four percent in third quarter 2011 compared with second quarter 2011.  First nine months 2010 costs included $3 million of additional pension expense resulting from lump-sum payments from our supplemental defined benefit plan for employees who retired in second quarter 2010.  The increase in costs in first nine months 2011 compared with first nine months 2010 is primarily attributable to higher production volumes for all products except gypsum wallboard, and higher input costs.

Fluctuations in our significant cost and expense components included:

	Third Quarter 2011 versus Third Quarter 2010	First Nine Months 2011 versus First Nine Months 2010
	Increase/(Decrease) (In millions)
Wood fiber	$(1)	$7
Energy, principally natural gas	––	1
Chemicals	5	11
Freight	2	11

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

Our share-based and long-term incentive compensation fluctuates because a significant portion of our share-based awards are cash settled and are affected by changes in the market price of our common stock.  Share-based and long-term incentive compensation expense increased $31 million in first nine months 2011 compared with first nine months 2010 primarily due to the increase in the market price of our common stock at third quarter-end 2011 compared with the market price at the end of the prior year.  In addition, a significant portion of our share-based awards vest based on the attainment of stated ROI-based performance goals, generally measured over a three-year period.  Changes in our estimate of the attainment of these goals could have a significant impact on our share-based compensation expense in any one accounting period.  Please read Note 5 to the Consolidated Financial Statements.

In connection with the implementation of Box Plant Transformation II, we incurred $26 million of charges in first nine months 2011. Please read Box Plant Transformation II.  Other operating income (expense) also includes a $5 million charge related to the Bogalusa Incident, and a $3 million credit due to the reversal of a litigation reserve related to alleged violations of the California on duty meal break laws.  This reversal was based on the settlement of existing cases, a review of our operational practices, and an examination of the statute of limitations.  In addition, we expensed $10 million in professional fees and other costs in connection with IP’s original tender offer and the Merger Agreement.  Please read Merger Agreement.

Other non-operating income (expense) for first nine months 2011 consists of a loss of $4 million resulting from the purchase and retirement of $50 million of our 7.875% Senior Notes due 2012, and an expense of $1 million  associated with voluntary substitution of Rabobank replacing Royal Bank of Scotland PLC as a letter of credit issuer related to the 2007 sale of our timberland.

Net interest income (expense) on financial assets and nonrecourse liabilities of special purpose entities relates to the activities of the special purpose entities created to effect the sale of our timberland in October 2007 and their subsequent nonrecourse borrowings in December 2007.  At third quarter-end 2011 and 2010, the interest rate on our financial assets was 0.31 percent and 0.51 percent and the interest rate on our nonrecourse financial liabilities was 0.78 percent and 1.00 percent.  These interest rates are variable and are based on different indices and, therefore, may not always reflect the same spread.  The change in net interest income (expense) in first nine months 2011 compared with first nine months 2010 is due to slightly lower interest rate spread and amortization of costs related to two separate agreements (Stand-by Agreements) executed in first quarter 2010, one with JP Morgan Chase Bank, National Association and one with Crédit Agricole Corporate and Investment Bank (Crédit Agricole).  The Stand-by Agreements commit each of these banks to issue up to $1.4 billion in irrevocable letters of credit in substitution for letters of credit issued by a bank(s) whose credit ratings get reduced below the required minimums.

On May 20, 2011, the credit ratings of Crédit Agricole were downgraded below the required minimum to issue letters of credit to secure the notes related to the sale of our timberland.  As a result, we terminated the Stand-by Agreement with Crédit Agricole and were refunded a pro-rata portion of the unamortized upfront commitment fee and quarterly fee on the unused commitment.

On August 11, 2011, the buyer of the timberland and we agreed to have Rabobank Nederland (Rabobank), one of the existing letter of credit banks, issue letters of credit in a voluntary substitution for Royal Bank of Scotland PLC (RBS) as a letter of credit issuer in the transaction.  Accordingly, the letters of credit issuers are now Rabobank, which has issued letters of credit totaling about $1.4 billion, and Barclays Bank plc and Société Generalé, each of which has issued letters of credit totaling about $500 million.

In connection with this voluntary substitution of Rabobank replacing RBS, we incurred fees of $1 million paid to RBS and received an upfront fee of $7 million from Rabobank.  If Rabobank’s long-term unsecured senior debt were no longer rated A+ by Standard & Poor’s and A1 by Moody’s, we have agreed to refund to Rabobank on the date of the downgrade the unamortized upfront fees less about $2 million.  We will amortize the upfront fee that we received, net of legal expenses incurred on this voluntary substitution, over the term of the letter of credit agreement.  This amortization credit will be included in the income statement line item “Interest income on financial assets of special purpose entities.”

The reduction in interest expense on debt in first nine months 2011 compared with first nine months 2010 was primarily due to the purchase and retirement of $16 million of 7.875% Senior Notes due 2012 in fourth quarter 2010 and $50 million of these notes in first quarter 2011.  On May 27, 2011, Moody’s Investor Services, Inc. (Moody’s) upgraded our long-term debt rating to Baa3, which resulted in a decrease of 25 basis points in the interest rates on our Senior Notes due 2016 and Senior Notes due 2018 and ten basis points in fees on our committed credit agreements.

Income Taxes

Our effective tax rate was 50 percent in third quarter 2011 and 41 percent in first nine months 2011, compared with 36 percent in third quarter 2010 and first nine months 2010 after excluding the tax benefit of $83 million related to cellulosic biofuel producer credits and the impact of a one-time income tax charge of $3 million related to Patient Protection and Affordable Care Act on the Medicare Part D retiree drug subsidy program.  Differences between the effective tax rate and the statutory rate are due to state income taxes, nondeductible items, the domestic production activities deduction, and deferred taxes on unremitted foreign income.

Average Shares Outstanding

The increase in average shares outstanding in third quarter 2011 and first nine months 2011 was due to shares issued to employees exercising options.  The increase in average diluted shares outstanding in third quarter 2011 and first nine months 2011 was due to the increase in the dilutive effect of stock options as a result of our higher share price.

Capital Resources and Liquidity for First Nine Months 2011

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

	First Nine Months
	2011	2010
	(In millions)
Cash received from:
Operations	299	241	(a)
Working capital	(23)	(38	)(b)
Cash received from operations	276	203
Sale of non-strategic assets and other	8	2
Exercise of stock options and related tax benefits	27	5
Total sources	311	210

Cash used to:
Reduce borrowings, net	(65)	(1)
Return to shareholders through dividends	(43)	(35)
Reinvest in the business through:
Capital expenditures	(170)	(144)
Other	(11)	(15)
Total uses	(289)	(195)
Effect of exchange rate changes on cash and cash equivalents	(3)	1
Change in cash and cash equivalents	$19	$16
_____________
(a)	Includes $30 million of voluntary, discretionary contributions to our qualified defined benefit plan.
     (b) Includes $14 million of alternative fuel mixture tax credits that were accrued at year-end 2009.

Our cash from operations in first nine months 2011 increased compared with first nine months 2010, primarily due to higher non-cash share-based and long-term incentive compensation, lower cash contributions to our defined benefit plan, and lower working capital needs after adjusting for the $14 million of alternative fuel mixture credits received in first quarter 2010 that were accrued at year-end 2009.

We issued 1,683,982 and 436,092 shares of common stock in first nine months 2011 and 2010 to employees exercising options and for vesting of share-settled units.  We paid cash dividends to shareholders of $0.39 per share in first nine months 2011 and $0.33 per share in first nine months 2010.  On November 4, 2011, our Board of Directors declared a regular dividend of $0.13 per share payable on December 15, 2011.

Our increase in capital expenditures in first nine months 2011 compared with first nine months 2010, was primarily related to Box Plant Transformation II.  Capital expenditures are expected to approximate $225 million to $235 million in 2011, a significant portion of which is related to Box Plant Transformation II.

Liquidity

Credit Agreements

Our sources of short-term funding are our operating cash flows and borrowings under our committed credit agreements and accounts receivable securitization facility.  At third quarter-end 2011, we had a total of $763 million in unused borrowing capacity under our committed credit agreements and accounts receivable securitization facility.
	Committed Credit Agreements	Accounts Receivable Securitization Facility	Total
	(In millions)
Committed	$685	$250	$935
Less: Borrowings and commitments	(11)	(161)	(172)
Unused borrowing capacity at third quarter-end 2011	$674	$89	$763

Our committed credit agreements total $685 million and include a $600 million revolving credit facility that matures in June 2014 and $85 million of other committed credit agreements that mature from 2013 to 2014.  In September 2011, we entered into amendments of our committed credit agreements so that entering into the Merger Agreement did not result in a default.  At third quarter-end 2011, we had $5 million of letter of credit usage under our revolving credit facility and $6 million of borrowings outstanding under our other committed credit agreements.

Our accounts receivable securitization facility expires in 2013.  At third quarter-end 2011, our borrowing base for this facility, which is determined by the level of our trade receivables, was $250 million, the maximum committed amount of the facility.

Our unused borrowing capacity in third quarter 2011 ranged from a high of $763 million to a low of $705 million.  The fluctuating unused capacity results primarily from activity on our accounts receivable securitization facility.  This facility is used primarily to fund our operating cash needs, which fluctuate due to timing of collection of receivables, payment of payables and expenses, capital expenditures, and dividends, and to a lesser extent, to seasonal fluctuations in our operations.  In addition, on May 27, 2011, Moody’s upgraded our long-term debt rating to Baa3, which allowed us in June 2011 to terminate $11 million of letters of credit issued under our revolving credit facility.  We currently anticipate funding the maturity of $130 million of 7.875% Senior Notes due May 2012 with borrowings under our existing credit agreements.

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

We currently have on file with the U.S. Securities and Exchange Commission (SEC) a shelf registration statement that provides us the flexibility to issue equity, debt, or other types of securities through one or more methods of distribution. We have not issued any securities pursuant to this shelf registration statement, which was filed in December 2008 and will expire in December 2011.  Although we do not have any current commitments or intentions to sell any securities prior to the completion of our transaction with IP, we believe it is prudent to file a new shelf registration statement in December so that we maintain the flexibility to access capital markets should the need arise.  The terms of any future offering would be established at the time of such offering and be subject to market conditions.

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

Off-Balance Sheet Arrangements

At third quarter-end 2011, there were no significant changes in off-balance sheet arrangements from that disclosed in our Annual Report on Form 10-K for the year 2010.

Pension and Postretirement Matters

Due to credit balances we have accumulated from our voluntary, discretionary contributions in prior years, we have no funding requirements under ERISA in 2011.

Energy

Energy costs were $223 million in first nine months 2011 compared with $222 million in first nine months 2010.  Our energy costs fluctuate based on the market prices we pay for these commodities and on the amount and mix of fuels we may use.  We continue to reduce our dependency on natural gas.  We hedge very little of our energy needs.  It is likely that these costs will continue to fluctuate for the remainder of 2011.

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

Calculation of Non-GAAP Financial Measure

	Consolidated	Corrugated Packaging	Building Products
	(Dollars in millions)
First Nine Months 2011
Return:
Segment operating income determined in accordance with GAAP	$259	$278	$(19)
Items not included in segments:
General and administrative expense	(50)	N/A	N/A
Share-based and long-term incentive compensation	(51)	N/A	N/A
	$158	$278	$(19)

Investment:
Beginning of year total assets or segment assets determined in accordance with GAAP	$5,909	$2,475	$532
Adjustments:
Current liabilities (excluding current portion of long-term debt)	(508)	(330)	(53)
Financial assets of special purpose entities	(2,475)	N/A	N/A
Municipal bonds related to capital leases included in other assets	(188)	N/A	N/A
	$2,738	$2,145	$479

ROI, annualized	7.7%	17.3%	(5.3)%

First Nine Months 2010
Return:
Segment operating income determined in accordance with GAAP	$226	$230	$(4)
Items not included in segments:
General and administrative expense	(54)	N/A	N/A
Share-based and long-term incentive compensation	(20)	N/A	N/A
	$152	$230	$(4)

Investment:
Beginning of year total assets or segment assets determined in accordance with GAAP	$5,709	$2,295	$545
Adjustments:
Current liabilities (excluding current portion of long-term debt)	(471)	(276)	(44)
Financial assets of special purpose entities	(2,475)	N/A	N/A
Municipal bonds related to capital leases included in other assets	(188)	N/A	N/A
	$2,575	$2,019	$501

ROI, annualized	7.9%	15.2%	(1.1)%

ROI annualized is not necessarily indicative of the ROI that may be expected for the entire year.

STATISTICAL AND OTHER DATA

Revenues and unit sales, excluding joint venture operations, follows:

	Third Quarter		First Nine Months
	2011	2010	2011	2010
	(Dollars in millions)
Revenues
Corrugated Packaging
Corrugated packaging	$751	$746	$2,311	$2,195
Paperboard (a)	57	63	163	152
	$808	$809	$2,474	$2,347

Building Products
Lumber	$53	$51	$167	$172
Gypsum wallboard	34	42	109	115
Particleboard	40	30	122	104
Medium density fiberboard	18	17	56	56
Fiberboard	7	7	20	23
Other	14	10	37	30
	$166	$157	$511	$500

Unit sales
Corrugated Packaging
Corrugated packaging, thousands of tons	821	815	2,508	2,499
Paperboard, thousands of tons (a)	103	120	306	306
	924	935	2,814	2,805

Building Products
Lumber, million board feet	205	197	621	560
Gypsum wallboard, million square feet	270	347	897	979
Particleboard, million square feet	112	89	348	306
Medium density fiberboard, million square feet	30	30	96	101
Fiberboard, million square feet	33	37	100	116
_______
(a)  Paperboard includes linerboard, corrugating medium, white-top linerboard, and light-weight gypsum facing     paper.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

In first nine months 2011, there were no significant changes in interest rate risk from that disclosed in our Annual Report on Form 10-K for the year 2010.

Foreign Currency Risk

In first nine months 2011, there were no significant changes in foreign currency risk from that disclosed in our Annual Report on Form 10-K for the year 2010.

Commodity Price Risk

In first nine months 2011, there were no significant changes in commodity price risk from that disclosed in our Annual Report on Form 10-K for the year 2010.

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

Guaranty Financial Group

We were named as a defendant in a lawsuit filed in the United States District Court for the Northern District of Texas captioned Tepper v. Temple-Inland Inc., Case 3:11-cv-02088-D (filed August 22, 2011).  This lawsuit alleges, among other things, that the company and certain of its affiliates, officers, and directors caused the failure of Guaranty Financial Group and its wholly-owned subsidiary, Guaranty Bank, and asserts various claims related to the failure.  We previously disclosed that the liquidating trustee may file such a claim against us.  We believe the claims made in this lawsuit are without merit, and we intend to defend them vigorously.

Bogalusa Incident

On Saturday, August 13, 2011, we received predictive test results at our Bogalusa, Louisiana paper mill indicating that Biochemical Oxygen Demand (BOD) limits for permitted discharge from the wastewater treatment pond into the Pearl River would be exceeded after an upset condition in an evaporator at the mill and confirmed reports of a fish kill on the Pearl River (the “Bogalusa Incident”). We promptly initiated a full mill shut down, notified the Louisiana Department of Environmental Quality (LDEQ) of the situation and began taking corrective actions to restore the water quality of the river.  The LDEQ and the Mississippi DEQ have each given a notice of intent to levy penalties.  The U.S. Attorney’s Office in New Orleans has issued a grand jury subpoena and EPA and various state agencies have initiated investigations into the Bogalusa Incident.  At this early stage in these proceedings, we are not able to estimate any potential fines or penalties that may be levied against us in connection with the Bogalusa Incident.  We do not expect that any such fines or penalties will have a material adverse effect on our financial position, long-term results of operations, or cash flows, but they may be significant to our results or cash flows in any one accounting period.

We have been named as a defendant in the following civil lawsuits related to the Bogalusa Incident:

•	Evans v. TIN Inc. (22nd Judicial District Court of Louisiana, filed August 17, 2011)
•	State of Louisiana v. TIN Inc. (22nd Judicial District Court of Louisiana, filed August 17, 2011)
•	Martin v. TIN Inc. (22nd Judicial District Court of Louisiana, filed August 17, 2011)
•	Pearl River Basin Land & Dev. v. TIN Inc. (22nd Judicial District Court of Louisiana, filed August 18, 2011)
•	Williams v. TIN Inc. (22nd Judicial District Court of Louisiana, filed August 29, 2011)
•	Stogner v. TIN Inc. (22nd Judicial District Court of Louisiana, filed September 6, 2011)
•	Jones v. TIN Inc. (22nd Judicial District Court of Louisiana, filed September 23, 2011)
●	Prestenbach v. TIN Inc. (Circuit Court of Hancock Co., MS, filed October 11, 2011)

Other than the case brought by the State of Louisiana and the case brought in Mississippi, these civil cases have been removed and consolidated in an action pending in the U.S. District Court for the Eastern District of Louisiana along with a case originally filed in that court styled McGehee v. TIN Inc. (filed September 20, 2011).  Additional lawsuits may be filed in connection with the Bogalusa Incident following the date of this report.  At this early stage in these proceedings, we are not able to estimate any potential loss from these proceedings.  However, we believe most of the claims have no merit, and we do not expect that any losses in these cases will have a material adverse effect on our financial position, long-term results of operations, or cash flows.

Shareholder Actions

Three putative class action lawsuits have been commenced by purported Temple-Inland stockholders against Temple-Inland and the members of the Temple-Inland Board.  Two of these lawsuits, captioned Raul v. Doyle R. Simons, et al., Case No. 6690 (filed July 22, 2011) (the “Raul Action”), and Kahn v. Temple-Inland, Inc., et al., Case No. 6702 (filed July 25, 2011) (the “Kahn Action”), are pending in the Delaware Court of Chancery.  Pursuant to an order dated August 5, 2011, the Raul Action and the Kahn Action were consolidated, with the consolidated action captioned as In re Temple-Inland, Inc. Shareholders Litigation, Consolidated Case No. 6702-VCP.  The third putative class action lawsuit, captioned Washtenaw County Employees’ Retirement System v. Doyle R. Simons, et al., Case No. D-1-GN-11-2456 (filed August 16, 2011) (the “Washtenaw Action”), is pending in the District Court of Travis County, Texas.

These lawsuits allege, among other things, that the members of the Temple-Inland Board have breached their fiduciary duties by refusing to negotiate with IP regarding its proposed acquisition of Temple-Inland, failing to solicit alternative offers and adopting the Rights Agreement.  The Raul Action and the Washtenaw Action also purport to assert claims derivatively on behalf of Temple-Inland.  The complaints variously seek an order declaring that the Temple-Inland Board breached its fiduciary duties; enjoining the company from initiating defensive measures; and awarding costs and attorneys’ fees and, in the Kahn Action, compensatory damages. These lawsuits were commenced prior to the entering into of the Merger Agreement.

A fourth putative class action lawsuit, Buxton v. Temple-Inland Inc. (filed September 14, 2011), has been filed in the consolidated action cited above.  This lawsuit alleges, among other things, that the members of the Temple-Inland Board have breached their fiduciary duties by agreeing to a transaction with IP at an unfair and grossly inadequate price and that the proxy statement filed in connection with the transaction with IP is inadequate in certain respects.

We believe the claims made in all these putative shareholder class actions are without merit, and we intend to defend them vigorously.

Item 1A.	Risk Factors

There are no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year 2010, except as set forth below:

We are subject to risks relating to an Agreement and Plan of Merger.

On September 6, 2011, we entered into an Agreement and Plan of Merger (Merger Agreement) with International Paper Company (IP), under which IP will acquire all of our outstanding common stock for $32.00 per share in cash.  The Merger Agreement was unanimously approved by the Board of Directors of both Temple-Inland and IP.

 In connection with this Merger Agreement, we face certain risks, uncertainties, and other factors, including, among others:

•	the effect of the announcement of the merger on Temple-Inland’s business relationships, operating results and business generally;

•	the retention of certain key employees by Temple-Inland;

•	the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement;

•	the satisfaction of the conditions to the closing of the merger, including obtaining the required antitrust approval and our stockholder approval, and

•	Temple-Inland’s and IP’s ability to meet expectations regarding the timing and closing of the merger.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (a)
Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
Month 1 (7/1/2011 – 7/31/2011)	3,670	(b)	$30.68	––	6,650,000
Month 2 (8/1/2011 – 8/31/2011)	1,150	(b)	26.18	––	6,650,000
Month 3 (9/1/2011 – 9/30/2011)	56,205	(b)	31.01	––	6,650,000
Total	61,025		$30.89	––
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

(b) Represents shares purchased from employees to pay taxes related to the exercise of stock options.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	[Removed and Reserved]

Item 5.	Other Information
  None.

Item 6.	Exhibits

Exhibits.

10.1	–	Amendment No. 1 dated August 11, 2011 to Loan Agreement, dated December 3, 2007, by and among TIN Land Financing, LLC, Citibank, N.A., Citicorp North America, Inc., as Agent, and the other Lenders named therein
10.2	–	Amendment No. 1 dated August 11, 2011 to Loan Agreement, dated December 3, 2007, by and among TIN Timber Financing, LLC, Citibank, N.A., Citicorp North America, Inc., as Agent, and the other Lenders named therein
31.1	–	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	–	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	–	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	–	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1	–
The following materials from Temple-Inland's Quarterly Report on Form 10-Q for the quarter ended October 1, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEMPLE-INLAND INC. (Registrant)
Dated: November 7, 2011	By:	/s/ Randall D. Levy
Name: Randall D. Levy
Title: Chief Financial Officer

	By:	/s/ Troy L. Hester
Name: Troy L. Hester
Title: Corporate Controller and Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Description	Page No.
10.1	Amendment No. 1 dated August 11, 2011 to Loan Agreement, dated December 3, 2007, by and among TIN Land Financing, LLC, Citibank, N.A., Citicorp North America, Inc., as Agent, and the other Lenders named therein	37
10.2	Amendment No. 1 dated August 11, 2011 to Loan Agreement, dated December 3, 2007, by and among TIN Timber Financing, LLC, Citibank, N.A., Citicorp North America, Inc., as Agent, and the other Lenders named therein	43
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	49
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	51
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	53
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	54
101.1

The following materials from Temple-Inland's Quarterly Report on Form 10-Q for the quarter ended October 1, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.